Form 10-Q
period 1996-03-31
LTC PROPERTIES INC
filed 1996-05-14
CIK 887905

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459
                                   __________

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from ______________ to ______________

                         Commission file number 1-11314


                              LTC PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)


                Maryland                                   71-0720518
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No)


                        300 Esplanade Drive, Suite 1860
                           Oxnard, California 93030
                    (Address of principal executive offices)

                                 (805) 981-8655
              (Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                     ---     ---

             Shares of Registrant's common stock, $.01 par value,
                  outstanding at April 30, 1996  - 18,620,949

================================================================================

                             LTC PROPERTIES, INC.


                                   FORM 10-Q

                                MARCH 31, 1996


                                     INDEX



PART I -- FINANCIAL INFORMATION                                       PAGE
                                                                      ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets.......................  3
         Condensed Consolidated Statements of Income.................  4
         Condensed Consolidated Statements of Cash Flows.............  5
         Notes to Condensed Consolidated Financial Statements........  6

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations... 10

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................ 13

                                LTC PROPERTIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 31,     December 31,
                                              1996            1995
                                            --------        --------
                                           (Unaudited)
                                                  (In thousands)
ASSETS
Real Estate Investments:
Mortgage loans receivable, net of
  allowance for doubtful accounts
  1996 - $1,000; 1995 - $997                $116,792        $161,059
Mortgage-backed securities                    92,917          67,384
Land                                           9,086           7,236
Buildings and improvements,
  net of accumulated
  depreciation and amortization:
  1996 - $6,733; 1995 - $5,487               142,534         104,546
                                            --------        --------
     Real estate investments, net            361,329         340,225
Other Assets:
  Cash and cash equivalents                    2,597           1,434
  Restricted cash                              5,338           8,300
  Debt issue costs, net                        3,967           3,331
  Interest receivable                          2,377           2,093
  Prepaid expenses and other assets            2,820           1,779
                                            --------        --------
                                              17,099          16,937
                                            --------        --------
    Total assets                            $378,428        $357,162
                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures
 due 1999 - 2004                            $120,434        $ 94,641
Bank borrowings                                    -          48,470
Mortgage loans payable                        53,303          16,707
Bonds payable and capital lease
 obligations                                  14,225          14,265
Accrued interest                               2,596           3,196
Accrued expenses and other liabilities         3,676           2,415
Distributions payable                          5,917           5,764
                                            --------        --------
     Total liabilities                       200,151         185,458

Minority interest                              3,911           1,098

Commitments
Stockholders' equity:
Preferred stock $0.01 par value:
  10,000,000 shares authorized;
  none issued and outstanding                      -               -
Common stock $0.01 par value;
  40,000,000 shares authorized;
  shares issued and outstanding:
  1996 - 18,620,949; 1995 - 18,297,254           186             183
Capital in excess of par value               182,672         178,453
Cumulative net income                         48,443          42,988
Cumulative distributions                     (56,935)        (51,018)
                                            --------        --------
    Total stockholders' equity               174,366         170,606
                                            --------        --------
    Total liabilities and stockholders'
     equity                                 $378,428        $357,162
                                            ========        ========

                            See accompanying notes

                             LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
               (Amounts in thousands, except per share amounts)

                                                               Three Months Ended
                                                                    March 31,
                                                              1996             1995
                                                            --------         --------
Revenues:
  Rental income                                             $  4,134          $ 2,075
  Interest income from mortgage loans                          5,164            2,178
  Interest income from mortgage-backed                         2,798            3,118
   securities
  Interest and other income                                      267              134
                                                            --------         --------

          Total revenues                                      12,363            7,505

Expenses:
  Interest expense                                             4,654            1,508
  Depreciation and amortization                                1,267              669
  Amortization of Founders' stock                                 38               73
  Minority interest                                              155                -
  Operating and other expenses                                   794              537
                                                            --------         --------

          Total expenses                                       6,908            2,787
                                                            --------         --------

Net income                                                  $  5,455          $ 4,718
                                                            ========         ========
Net income per share                                           $0.29            $0.26
                                                            ========         ========

Weighted average shares outstanding                           18,840           18,014
                                                            ========         ========

                            See accompanying notes

                             LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                     Three Months Ended
                                                          March 31,
                                                       1996        1995
                                                    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $  5,455    $  4,718
  Depreciation on real estate                           1,257         659
  Amortization and non-cash charges                       370         410
  Amortization of Founders' stock                          38          73
                                                     --------    --------
   Cash flow from operating activities
    available for distribution or reinvestment          7,120       5,860
    Net change in other assets and liabilities           (206)     (1,855)
                                                     --------    --------
      Net cash provided by operating activities         6,914       4,005

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of convertible
   debentures, net                                     28,953           -
  Distributions paid                                   (5,764)     (5,121)
  Borrowings, net                                     (48,470)     29,500
  Repurchase of common stock                                -      (4,079)
  Other                                                   105        (225)
                                                     --------    --------
      Net cash provided by (used in)
       financing activities                           (25,176)     20,075

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Investment in real estate mortgages                 (36,900)    (33,120)
  Acquisitions of real estate properties, net         (33,244)     (4,031)
  Proceeds from sale of mortgage-backed
   securities, net                                     86,874           -
  Principal payments on mortgage loans
   payable and capital lease obligations                  (75)          -
  Restricted cash                                       2,962           -
  Principal payments on real estate mortgages             297         109
  Deferred facility fee, net                              661          72
  Other                                                (1,150)        100
                                                     --------    --------
      Net cash provided by (used in)
       investing activities                            19,425     (36,870)
                                                     --------    --------
Increase (decrease) in cash and cash equivalents        1,163     (12,790)
Cash and cash equivalents, beginning of period          1,434      14,266
                                                     --------    --------
Cash and cash equivalents, end of period             $  2,597    $  1,476
                                                     ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $  5,052    $  1,970
                                                     ========    ========

Non-cash investing and financing transactions:
  Conversion of debentures into common stock         $  4,207    $  5,665
  Assumption of mortgage loans payable
   relating to acquisitions of real
   estate properties                                    5,106           -
  Exchange of mortgage loans for
   mortgage-backed securities                          80,962           -
  Issuance of mortgage loans payable
   for mortgage-backed securities                      31,525           -
  Minority interest related to
   acquisitions of real estate properties               2,735           -

                            See accompanying notes

                             LTC PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    (i) The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results for a full year.

    (ii) No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income provided that at least 95 percent of its taxable income is distributed to its stockholders.

    (iii) During the three-month period ended March 31, 1996, the Company invested in mortgage loans totaling $36,900,000 secured by, among other things, 16 skilled nursing facilities located in seven states with a total of 1,613 beds and certain guarantees. The mortgage loans, which individually range from $1,200,000 to $11,250,000 in principal amount, have stated maturities of 7 to 15 years, generally have 25-year amortization schedules, have an initial weighted average interest rate of 10.78%, generally provide for increases in the interest rate and contain certain facility fees.

    During the first quarter of 1996, the Company provided loans to three of its wholly owned subsidiaries and to certain partnerships in which the Company was a general partner totaling $31,525,000. The mortgage loans provided to the wholly owned subsidiaries and partnerships are non-recourse to the Company. Concurrent with the closing of the loans, the Company completed a real estate mortgage investment conduit ("REMIC") transaction in which loans totaling $112,487,000, including the $31,525,000 originated in 1996, were exchanged for mortgage pass-through certificates for an equal amount. See note (iv).

    In addition to the mortgage loans, the Company acquired for approximately $14,380,000 eight assisted living residences ("ALFs) in Texas and Washington with a total of 279 units. These residences have been leased to Assisted Living Concepts, Inc. ("ALC") for a total annual rent of approximately $1,390,000 (subject to increases) pursuant to long-term non-cancelable agreements. Included in the above purchases were two ALFs in Washington which had been financed by the Company through the issuance of multi-family tax-exempt revenue bonds in December 1995. As of May 1, 1996, the Company has acquired three of the Washington ALFs generating an initial annual rent of approximately $514,100. See note (ix). The remaining two

                              LTC PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


Washington ALFs, whose bond funds are currently restricted, are presently in various stages of development and/or construction and will be acquired by the Company and leased to ALC as construction is completed, which is expected to happen prior to June 30, 1996.

    In addition, the Company acquired 11 skilled nursing facilities in Alabama, Iowa and Texas for a total of approximately $26,705,000. These skilled nursing facilities were acquired by three newly formed limited partnerships of which the Company is the general partner. These facilities were purchased subject to mortgage loans of approximately $5,106,000. Under the partnership agreements, the Company has guaranteed payment of a 10% preferred return to the holders of the $2,735,000 limited partnership interests. Under certain circumstances, the limited partnership interests can be exchanged, at the option of the holder, into 210,386 shares of the Company's common stock commencing in July 1997. The mortgage loans of $5,106,000 assumed by the Company have an initial average interest rate of 11.49% due in 2003 and 2005 and are currently owned by REMICs formed by the Company in 1993 and 1994. In conjunction with these REMICs, the Company sold senior certificates to third parties in 1993 and 1994 at a blended interest rate of approximately 7.1% and 8.9%, respectively.

    (iv) On March 29, 1996, the Company securitized approximately $112,487,000 of loans by creating a REMIC which, in turn, issued mortgage pass-through certificates for the same amount in the form of various classes of certificates (the "Certificates"). As part of the securitization, the Company sold approximately $90,552,000 of Certificates to third parties at an effective interest rate of 7.19%. The Company retained the remaining $21,935,000 face amount of such Certificates which are effectively subordinated in right of payment to the Certificates sold to third parties. The net proceeds from the REMIC transaction were used to repay borrowings outstanding under the Company's lines of credit. The mortgage loans represented by the Certificates consists of 34 mortgage loans, including the loans provided to the Company's wholly owned subsidiaries and to the limited partnerships totaling $31,525,000, secured by 55 skilled nursing facilities in 17 states. The mortgage loans in the REMIC pool have an initial weighted average mortgage interest rate of 10.69% and a weighted average remaining term to stated maturity of approximately 107 months. Concurrently with the closing of the REMIC transaction, the Company's swap agreement entered into in May 1995 was terminated at a cost of approximately $1,500,000. Because the purpose of the interest rate swap was to hedge the interest rate spread on the mortgages underlying a portion of the Certificates sold to third parties, the costs of terminating the swap, along with other costs of the transaction are reflected in the carrying value of the retained Certificates. As of March 31, 1996, the Certificates retained by the Company have a weighted average effective yield of approximately 18.0%.

    (v) On February 5, 1996, the Company sold, through a public offering, $30,000,000 aggregate principal amount of 7.75% Convertible Subordinated Debentures due January 1, 2002. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $16.50 per share, subject to adjustments under certain

                              LTC PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

circumstances. Interest on the debentures is payable semi-annually on January 1 and July 1 each year, commencing on July 1, 1996. The net proceeds were used to repay borrowings outstanding under the Company's lines of credit.

    (vi) During the three-month period ended March 31, 1996, holders of $1,223,000 in principal amount of 9.75% Convertible Subordinated Debentures due 2004 elected to convert the debentures into 122,300 shares of common stock at $10.00 per share. During the first quarter, holders of $2,734,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2000 elected to convert into 182,266 shares of common stock at $15.00 per share. In addition, holders of $250,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2001 elected to convert the debentures into 16,129 shares of common stock at $15.50 per share. The conversions during the first quarter of 1996 resulted in an additional equity of approximately $4,082,000, net of unamortized issuance costs of approximately $125,000. In addition, there was approximately $65,000 of non-cash interest expense that was accrued but was not required to be paid as a result of the conversions of the debentures.

    (vii) On March 15, 1996, the Company filed a shelf-registration statement with the Securities and Exchange Commission covering up to $125,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on April 4, 1996.

    (viii) During the first quarter of 1996, the Company's board of directors approved the issuance of 160,000 shares of restricted stock to certain employees and non-employee directors pursuant to the Company's option plan. The restricted shares will vest over seven years, beginning January 1998. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company's common stock.

    (ix) Subsequent to March 31, 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate purchase price of approximately $1,830,800.

    Subsequent to March 31, 1996, the Company invested in additional mortgage loans totaling $10,200,000. These mortgage loans are secured by, among other things, three skilled nursing facilities with a total of 521 beds. The loans have an average initial interest rate of 10.17%, generally have maturities of 10 to 15 years and provide for increases in the interest rate. In addition, the Company purchased and leased to ALC three assisted living facilities (one of which was in Washington) with a total of 125 units for an aggregate purchase price of approximately $6,640,000. These three ALFs will generate initial annual rents of approximately $662,000 (excluding rent increases).

    As of May 1, 1996, the Company had outstanding commitments to provide mortgage loans totaling approximately $17,560,000. The mortgage loans, the closings of which are

                              LTC PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)



subject to completion of certain conditions, will be secured by five skilled nursing facilities with a total of 591 beds. In addition, the Company has commitments to acquire seven ALFs (including the two remaining Washington ALFs) with a total of 271 units and four skilled nursing facilities with a total of 496 beds for an aggregate purchase price of approximately $29,735,000.

    (x) A quarterly dividend of $0.315 per share aggregating approximately $5,917,000 was declared by the Board of Directors payable on April 15, 1996 to stockholders of record on March 31, 1996. The dividend has been reflected as distributions payable in the accompanying financial statements as of March 31, 1996.

    (xi) In 1996, the Company's Board of Directors authorized an increase in the Company's investment in assisted living facilities ("ALFs") from 10% to 20% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $92,917,000 investment in mortgage-backed securities). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by Assisted Living Concepts, Inc. ("ALC"), an owner, operator and developer of ALFs whose securities are listed on the American Stock Exchange, from 5% to 10% of its adjusted gross real estate investment portfolio (which was approximately $540,401,000 as of March 31, 1996). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of May 1, 1996, three executive officers of the Company own approximately 16% of ALC's common stock. As of March 31, 1996, the Company had investments in ALFs and properties operated by ALC of approximately 5.4% and 3.3%, respectively of the Company's total adjusted gross real estate investment portfolio. Since March 31, 1996, the Company acquired and leased to ALC three additional ALFs in Texas and Washington. See note (ix).

                              LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three months 1996 Compared to Three months 1995

    During the three-months ended March 31, 1996, cash flow from operating activities available for distribution or reinvestment was $7,120,000 versus $5,860,000 for the comparable period in 1995. Revenues for the three months ended March 31, 1996 were $12,363,000 versus $7,505,000 for the same period in 1995. Revenues increased $4,858,000 primarily as a result of increased interest income on mortgage loans of $2,986,000 and increased rental income of $2,059,000 attributable to investments of approximately $186,000,000 in long-term care facilities the Company completed since March 31, 1995. These increases were offset by a decrease in interest income from mortgage-backed securities of approximately $320,000 primarily due to the sale of a portion of the Company's mortgage-backed securities in 1995. The remaining increase of $133,000 was primarily due to a fee received by the Company in 1996 for the prepayment of one mortgage loan.

    Total expenses for the three months ended March 31, 1996 were $6,908,000 versus $2,787,000 for the same period in 1995. The increase of $4,121,000 is due in large part to an increase of $3,146,000 in interest expense. Interest expense increased by $1,817,000 due to the issuance of convertible subordinated debentures in September 1995 and in February 1996. Interest expense also increased by $1,025,000 as a result of interest on borrowings under the Company's lines of credit which was offset by a decrease of $396,000 as a result of the conversions of the 9.75% Convertible Subordinated Debentures since March 31, 1995. The remaining increase in interest expense of $700,000 is largely due to the interest expense on mortgage loans assumed by the Company. Depreciation and amortization expense increased by $598,000 primarily due to the acquisition of additional skilled nursing and assisted living facilities in the past year. Operating and other expenses increased by $257,000 principally due to higher administrative costs. The remaining increase in total expenses of $120,000 related primarily to the payments made to the holders of the limited partnership interests.


LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1996, the Company's net real estate investment portfolio consisted of approximately $116,792,000 invested in mortgage loans, approximately $92,917,000 invested in mortgage-backed securities and approximately $158,353,000 before accumulated depreciation of $6,733,000 invested in skilled nursing and assisted living facilities owned by the Company. The Company's owned skilled nursing and assisted living facilities are leased to operators pursuant to non-cancelable long-term net leases.

                              LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)


    During the three-month period ended March 31, 1996, the Company completed investments totaling approximately $77,985,000 which consisted of purchases of 19 long-term care facilities for approximately $41,085,000 and mortgage loans for approximately $36,900,000. The Company financed its investments through the sale of $30,000,000 aggregate principal amount of 7.75% Convertible Subordinated Debentures in February 1996, the sale of mortgage-backed securities in March 1996, the assumption of non-recourse mortgage loans totaling $5,106,000, short-term borrowings and cash on hand.

    The Company has the option to redeem, without penalty, its currently outstanding $1,918,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures at any time. Since such debentures are convertible into common stock of the Company at a conversion price of $10.00 per share, the Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

    Subsequent to March 31, 1996, the Company invested in additional mortgage loans totaling $10,200,000. These mortgage loans are secured by, among other things, three skilled nursing facilities with a total of 521 beds. The loans have an average initial interest rate of 10.17%, generally have maturities of 15 years and provide for increases in the interest rate. In addition, the Company purchased and leased to ALC three assisted living facilities (one of which was in Washington) with a total of 125 units for an aggregate purchase price of approximately $6,640,000. These three ALFs will generate total annual lease payments of approximately $662,000 (excluding rent increases).

    As of May 1, 1996, the Company had outstanding commitments to provide mortgage loans totaling approximately $17,560,000. The mortgage loans, the closings of which are subject to completion of certain conditions, will be secured by five skilled nursing facilities with a total of 591 beds. In addition, the Company has commitments to acquire seven ALFs (including the two remaining Washington ALFs) with a total of 271 units and four skilled nursing facilities with a total of 496 beds for an aggregate purchase price of approximately $29,735,000.

    As of May 1, 1996, the Company has available approximately $59,741,000 under its lines of credit. In addition, the Company anticipates completing a securitization transaction within the next year, the proceeds of which will be used to repay borrowings outstanding under its repurchase agreement and its unsecured line of credit. In connection with such securitization, the Company, in September 1995, entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement"), which effectively locked-in the net interest margin on $60,000,000 principal amount of senior certificates that will be sold. The September 1995 Agreement will be terminated at the earlier of (i) the completion of the securitization or (ii) February 28, 1997 and has been accounted for as a hedging transaction. The effect of any

                              LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)


change in the interest rate will be accounted for as an adjustment to the carrying value of any retained interest in the mortgage-backed securities. As of April 30, 1996, the Company had an unrealized gain of approximately $1,154,000 resulting from the transaction covered by the September 1995 Agreement.

    The Company believes that its current cash from operations available for distribution or reinvestment and its borrowing capacity are sufficient to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments.

                                    PART II

                              LTC PROPERTIES, INC.

                               OTHER INFORMATION

                                 March 31, 1996



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              10.1 Pooling and Servicing Agreement dated as of March 1, 1996, among LTC REMIC Corporation, as depositor, GMAC
                    Commercial Mortgage Corporation, as Master Servicer,
                    LTC Properties, Inc., as Special Servicer and Originator, LaSalle National Bank, as Trustee and ABN AMRO Bank
                    N.V., as fiscal agent

              10.2 Transfer and Repurchase Agreement by and between LTC Properties, Inc. and LTC REMIC Corporation dated as of March 1, 1996

              11.1 Computation of Net Income per share for the quarters ended March 31, 1996 and 1995.


              27    Financial Data Schedule

              In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LTC PROPERTIES, INC.
                                   Registrant



Dated:  May 14, 1996          By:  JAMES J. PIECZYNSKI
                                   --------------------
                                   James J. Pieczynski
                                   Senior Vice President and
                                   Chief Financial Officer