Form 10-Q
period 1996-06-30
LTC PROPERTIES INC
filed 1996-08-14
CIK 887905

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

                 For the quarterly period ended June 30, 1996

                                      OR

           [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from ____ to ____

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

     Shares of Registrant's common stock, $.01 par value, outstanding at July 31, 1996 - 18,639,694

================================================================================

                             LTC PROPERTIES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996


                                     INDEX




                                                                           PAGE
PART I --  FINANCIAL INFORMATION                                           ----
 Item 1.   Financial Statements

  Condensed Consolidated Balance Sheets....................................  3
  Condensed Consolidated Statements of Income..............................  4
  Condensed Consolidated Statements of Cash Flows..........................  5
  Notes to Condensed Consolidated Financial Statements.....................  6

 Item 2.   Management's Discussion and
           Analysis of Financial Condition and Results of Operations....... 10


PART II -- OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K................................ 13

                          LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                     June 30,      December 31,
                                                                                                       1996            1995
                                                                                                   -----------     ------------
                                                                                                   (Unaudited)
                                                                                                           (In thousands)
ASSETS
Real Estate Investments:
Buildings and improvements, net of
 accumulated depreciation and amortization: 1996 - $8,191; 1995 - $5,487                             $194,213        $104,546
Land                                                                                                   10,486           7,236
Mortgage loans receivable, net of allowance for doubtful accounts:
 1996 - $1,000; 1995 - $997                                                                           136,652         161,059
Mortgage-backed securities                                                                             92,731          67,384
                                                                                                     --------        --------
    Real estate investments, net                                                                      434,082         340,225
Other Assets:
  Cash and cash equivalents                                                                             4,328           1,434
  Restricted cash                                                                                           -           8,300
  Debt issue costs, net                                                                                 3,884           3,331
  Interest receivable                                                                                   2,426           2,093
  Prepaid expenses and other assets                                                                     2,074           1,779
                                                                                                     --------        --------
                                                                                                       12,712          16,937
                                                                                                     --------        --------
    Total assets                                                                                     $446,794        $357,162
                                                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                                                  $119,931        $ 94,641
Bank borrowings                                                                                        58,000          48,470
Mortgage loans payable                                                                                 57,742          16,707
Bonds payable and capital lease obligations                                                            14,183          14,265
Accrued interest                                                                                        5,242           3,196
Accrued expenses and other liabilities                                                                  2,796           2,415
Distributions payable                                                                                   6,355           5,764
                                                                                                     --------        --------
    Total liabilities                                                                                 264,249         185,458

Minority interest                                                                                      10,203           1,098

Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized; none
 issued and outstanding                                                                                     -               -
Common stock $0.01 par value; 40,000,000 shares authorized;
 shares issued and outstanding: 1996 - 18,535,361; 1995 - 18,297,254                                      185             183
Capital in excess of par value                                                                        181,387         178,453
Cumulative net income                                                                                  54,060          42,988
Cumulative distributions                                                                              (63,290)        (51,018)
                                                                                                     --------        --------
    Total stockholders' equity                                                                        172,342         170,606
                                                                                                     --------        --------
    Total liabilities and stockholders' equity                                                       $446,794        $357,162
                                                                                                     ========        ========

                            See Accompanying Notes

                             LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
               (Amounts in thousands, except per share amounts)


                                           Three months ended   Six months ended
                                                June 30,            June 30,
                                           1996        1995     1996        1995
                                           ----        ----     ----        ----
Revenues:
  Rental income                            $ 4,927   $ 2,124   $ 9,061   $ 4,199
  Interest income from mortgage loans        3,668     3,120     8,832     5,298
  Interest income from mortgage-backed
  securities                                 3,989     2,582     6,787     5,700
  Interest and other income                    336       734       603       868
                                           -------   -------   -------   -------


          Total revenues                    12,920     8,560    25,283    16,065

Expenses:
  Interest expense                           4,835     1,909     9,489     3,417
  Depreciation and amortization              1,479       682     2,746     1,351
  Amortization of Founders' stock               38        63        76       136
  Minority interest                            117         -       272         -
  Operating and other expenses                 834       707     1,628     1,244
                                           -------   -------   -------   -------

          Total expenses                     7,303     3,361    14,211     6,148
                                           -------   -------   -------   -------

Net income                                 $ 5,617   $ 5,199   $11,072   $ 9,917
                                           =======   =======   =======   =======
Net income per share                       $  0.30   $  0.29   $  0.59   $  0.55
                                           =======   =======   =======   =======

Weighted average shares outstanding         18,959    18,138    18,900    18,076
                                           =======   =======   =======   =======

                            See accompanying notes

                             LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                     Six Months Ended
                                                         June 30,
                                                     1996        1995
                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 11,072    $  9,917
  Depreciation on real estate                         2,725       1,331
                                                   --------    --------
    Funds from operations as defined by
     NAREIT                                          13,797      11,248
  Depreciation, amortization and
   non-cash charges                                     814         821
  Amortization of Founders' stock                        76         136
                                                   --------    --------
   Cash flow from operating activities
    available for distribution or
    reinvestment                                     14,687      12,205
    Net change in other assets and
     liabilities                                      2,250         692
                                                   --------    --------
      Net cash provided by operating
       activities                                    16,937      12,897

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible
   debentures, net                                   28,953           -
  Borrowings, net                                     9,530      44,200
  Distributions paid                                (11,680)    (10,312)
  Repurchase of common stock                         (1,831)     (6,924)
  Other                                                 (54)       (239)
                                                   --------    --------
      Net cash provided by financing
       activities                                    24,918      26,725

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages               (58,010)    (57,741)
  Acquisitions of real estate
   properties, net                                  (77,048)     (8,346)
  Proceeds from sale of mortgage-backed
   securities, net                                   86,874      19,216
  Principal payments on mortgage loans
   payable and capital lease obligations               (212)          -
  Restricted cash                                     8,300           -
  Principal payments on real estate
   mortgages                                          1,452         294
  Deferred facility fee, net                            (42)        286
  Other                                                (275)       (296)
                                                   --------    --------
      Net cash used in investing
       activities                                   (38,961)    (46,587)
                                                   --------    --------
Increase (decrease) in cash and cash
 equivalents                                          2,894      (6,965)
Cash and cash equivalents, beginning of
 period                                               1,434      14,266
                                                   --------    --------
Cash and cash equivalents, end of period           $  4,328    $  7,301
                                                   ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $  6,960    $  2,459
                                                   ========    ========

Non-cash investing and financing transactions:
  Conversion of debentures into common
   stock                                           $  4,710    $  5,830
  Assumption of mortgage loans payable
   relating to acquisitions of real
   estate properties                                  9,641      13,406
  Exchange of mortgage loans for
   mortgage-backed securities                        80,962           -
  Issuance of mortgage loans payable
   for mortgage-backed securities                    31,525           -
  Minority interest related to
   acquisitions of real estate
   properties                                         8,932       1,041

                            See accompanying notes

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          (i) The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

          (ii) No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income provided that at least 95 percent of its taxable income is distributed to its stockholders.

          (iii) During the six-month period ended June 30, 1996, the Company invested in mortgage loans totaling $57,010,000 secured by, among other things, 23 skilled nursing facilities located in 11 states with a total of 2,884 beds and certain guarantees. The mortgage loans, which individually range from $1,200,000 to $11,250,000 in principal amount, have stated maturities of 7 to 15 years, generally have 25-year amortization schedules, have an initial weighted average interest rate of 10.55%, generally provide for increases in the interest rate and contain certain facility fees. In addition, the Company provided a $1,000,000 additional advance on a previously existing loan.

          In March 1996, the Company provided non-recourse mortgage loans secured by long-term care facilities to three of its wholly owned subsidiaries and to certain partnerships in which the Company was a general partner totaling $31,525,000. Concurrent with the closing of the loans, the Company completed a real estate mortgage investment conduit ("REMIC") transaction in which loans totaling $112,487,000, including the $31,525,000 originated in 1996, were exchanged for mortgage pass-through certificates for an equal amount. See note
(iv).

          In addition to the mortgage loans, the Company acquired for approximately $27,430,000 14 assisted living residences ("ALFs") in Alabama, Texas and Washington with a total of 509 units. Thirteen of these ALFs were purchased for a total of $26,180,000 and have been leased to Assisted Living Concepts, Inc. ("ALC") for a total annual rent of approximately $2,485,000 (subject to increases) pursuant to long-term non-cancelable agreements. Included in the leases to ALC were five ALFs in Washington which were purchased for $11,280,000 and had been financed by the Company through the issuance of

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

$8,300,000 of multi-family tax-exempt revenue bonds in December 1995 that have a total cost of funds of approximately 5.9%. As of June 30, 1996, the Company had acquired all five of the Washington ALFs and had leased them to ALC generating an initial annual rent of approximately $948,000. The Company also acquired for $14,450,000 four skilled nursing facilities in Alabama, Georgia and Tennessee with a total of 472 beds.

          During the six months ended June 30, 1996, six newly formed limited partnerships, of which the Company is the general partner, acquired 16 skilled nursing facilities in Alabama, Arizona, Iowa and Texas for a total of approximately $53,741,000. These facilities were purchased subject to mortgage loans of approximately $9,641,000. Under the partnership agreements, the Company has guaranteed payment of a 10% preferred return to the holders of the $8,932,000 in limited partnership interests. Under certain circumstances, the limited partnership interests can be exchanged, at the option of the holder, into 628,511 shares of the Company's common stock commencing in January and July 1997. The mortgage loans of $9,641,000 assumed by the Company have an initial average interest rate of 11.64%, are due in 2002-2005 and are currently owned by REMICs formed by the Company in 1993 and 1994. In conjunction with these REMICs, the Company sold senior certificates to third parties in 1993 and 1994 at a blended interest rate of approximately 7.1% and 8.9%, respectively, and retained the remaining certificates.

      (iv) On March 29, 1996, the Company securitized approximately $112,487,000 of loans by creating a REMIC which, in turn, issued mortgage pass-through certificates for the same amount in the form of various classes of certificates (the "Certificates"). As part of the securitization, the Company sold approximately $90,552,000 of Certificates to third parties at an effective interest rate of 7.19%. The Company retained the remaining $21,935,000 face amount of such Certificates which are effectively subordinated in right of payment to the Certificates sold to third parties. The net proceeds from the REMIC transaction were used to repay borrowings outstanding under the Company's lines of credit. The mortgage loans represented by the Certificates consists of 34 mortgage loans, including the loans provided to the Company's wholly owned subsidiaries and to the limited partnerships totaling $31,525,000, and are secured by 55 skilled nursing facilities in 17 states. The mortgage loans in the REMIC pool have an initial weighted average mortgage interest rate of 10.69% and a weighted average remaining term to stated maturity of approximately 107 months. Concurrently with the closing of the REMIC transaction, the Company's interest rate swap agreement entered into in May 1995 was terminated at a cost of approximately $1,500,000. Because the purpose of the agreement was to hedge the interest rate spread on the mortgages underlying a portion of the Certificates sold to third parties, the costs of terminating the swap, along with other costs of the transaction are reflected in the carrying value of the retained Certificates. The Certificates retained by the Company have a weighted average effective yield of approximately 18.0%.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

           The mortgage-backed securities owned by the Company, which at June 30, 1996 had a carrying value of $92,731,000, are subordinated to approximately $222,600,000 of senior Certificates which carry a weighted average interest rate of 7.81%. The Company's mortgage-backed securities have a weighted average effective yield of approximately 16.65%.

     (v) On February 5, 1996, the Company sold, through a public offering, $30,000,000 aggregate principal amount of 7.75% Convertible Subordinated Debentures due January 1, 2002. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $16.50 per share, subject to adjustments under certain circumstances. Interest on the debentures is payable semi-annually on January 1 and July 1 each year, commencing on July 1, 1996. The net proceeds were used to repay borrowings outstanding under the Company's lines of credit.

     (vi) During the six-month period ended June 30, 1996, holders of $1,258,000 in principal amount of 9.75% Convertible Subordinated Debentures due 2004 elected to convert the debentures into 125,800 shares of common stock at $10.00 per share. During the six months ended June 30, 1996, holders of $3,069,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2000 elected to convert into 204,598 shares of common stock at $15.00 per share. In addition, holders of $383,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2001 elected to convert the debentures into 24,709 shares of common stock at $15.50 per share. The conversions during the six months ended June 30, 1996 resulted in an additional equity of approximately $4,570,000, net of unamortized issuance costs of approximately $140,000. There was approximately $83,000 of non-cash interest expense that was accrued but was not required to be paid as a result of the conversions of the debentures.

     (vii) On March 15, 1996, the Company filed a shelf-registration statement with the Securities and Exchange Commission covering up to $125,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on April 4, 1996.

     (viii) In 1996, the Company's Board of Directors approved the issuance of 160,000 shares of restricted stock to certain employees and non-employee directors pursuant to the Company's Amended and Restated Option Plan. The restricted shares will vest over seven years, beginning January 1998. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company's common stock.

     (ix) During the six months ended June 30, 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate purchase price of approximately $1,830,800.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

           Subsequent to June 30, 1996, the Company invested in additional mortgage loans totaling $3,000,000. These mortgage loans are secured by, among other things, two skilled nursing facilities with a total of 173 beds. The loans have an average initial interest rate of 11.58%, have maturities of 10 and 20 years and provide for increases in the interest rate.

           Subsequent to June 30, 1996, an additional $1,010,000 in principal amount of 9.75% Convertible Subordinated Debentures converted into 101,000 shares of the Company's common stock. In addition, approximately $50,000 in principal amount of 8.5% Convertible Subordinated Debentures converted into 3,333 shares of the Company's common stock.

           As of August 1, 1996, the Company had outstanding commitments to provide mortgage loans totaling approximately $27,912,000 and to acquire 20 long-term care facilities for an aggregate purchase price of approximately $50,634,000.

     (x) A quarterly dividend of $0.34 per share aggregating approximately $6,355,000 was declared by the Board of Directors payable on July 15, 1996 to stockholders of record on June 30, 1996. The dividend has been reflected as distributions payable in the accompanying financial statements as of June 30, 1996.

     (xi) In 1996, the Company's Board of Directors authorized an increase in the Company's investment in assisted living facilities ("ALFs") from 10% to 20% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $92,731,000 investment in mortgage-backed securities). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by Assisted Living Concepts, Inc. ("ALC"), an owner, operator and developer of ALFs whose securities are listed on the American Stock Exchange, from 5% to 10% of its adjusted gross real estate investment portfolio (which was approximately $605,356,000 as of June 30, 1996). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of August 1, 1996, three executive officers of the Company own approximately 6.5% of ALC's common stock. As of June 30, 1996, the Company had investments in ALFs and properties operated by ALC of approximately 7.4% and 4.9%, respectively of the Company's total adjusted gross real estate investment portfolio.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Six months 1996 Compared to Six months 1995

     During the six-months ended June 30, 1996, cash flow from operating activities available for distribution or reinvestment was $14,687,000 versus $12,205,000 for the comparable period in 1995. Revenues for the six months ended June 30, 1996 were $25,283,000 versus $16,065,000 for the same period in 1995. Revenues increased $9,218,000 primarily as a result of increased rental income of $4,862,000 and increased interest income on mortgage loans of $3,534,000 attributable to investments of approximately $218,670,000 in long-term care facilities the Company completed since June 30, 1995. Revenues also increased $1,087,000 as a result of interest income from mortgage-backed securities. These increases were offset by a decrease in other income of $265,000.

     Total expenses for the six months ended June 30, 1996 were $14,211,000 versus $6,148,000 for the same period in 1995. The increase of $8,063,000 is due in large part to an increase of $6,072,000 in interest expense. Interest expense increased by $3,842,000 due to the issuance of convertible subordinated debentures in September 1995 and in February 1996. Interest expense also increased by $2,150,000 as a result of the bond financing and assumption of capital leases and mortgage loans by the Company. The remaining increase of $836,000 was due to interest on borrowings under the Company's lines of credit which was offset by a decrease of $756,000 as a result of conversions of the 9.75% Convertible Subordinated Debentures since June 30, 1995. Depreciation and amortization expense increased by $1,335,000 primarily due to the acquisition of 43 additional skilled nursing and assisted living facilities in the past year. Operating and other expenses increased by $384,000 principally due to higher administrative costs. The remaining increase in total expenses of $272,000 related to the payments made to the holders of the limited partnership interests.

Second Quarter 1996 Compared to Second Quarter 1995

     During the three-months ended June 30, 1996, cash flow from operating activities available for distribution or reinvestment was $7,567,000 versus $6,345,000 for the comparable period in 1995. Revenues for the three months ended June 30, 1996 were $12,920,000 versus $8,560,000 for the same period in 1995. Revenues increased $4,360,000 primarily as a result of increased rental income of $2,803,000, increased interest income on mortgage-backed securities of $1,407,000 and increased interest income on mortgage loans of $548,000. These increases were offset by a decrease in other income of $398,000.

     Total expenses for the three months ended June 30, 1996 were $7,303,000 versus $3,361,000 for the same period in 1995. The increase of $3,942,000 is due in large part to an increase of $2,926,000 in interest expense. Interest expense increased primarily due to the issuance of convertible subordinated debentures in September 1995 and in February 1996 and

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

debt assumed by the Company as previously described. Depreciation and amortization expense increased by $772,000 primarily due to the acquisition of additional skilled nursing and assisted living facilities in the past year, including $95,621,000 invested in owned facilities during 1996. Operating and other expenses increased by $127,000 principally due to higher administrative costs. The remaining increase in total expenses of $117,000 related to the payments made to the holders of the limited partnership interests.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company's real estate investment portfolio consisted of approximately $212,890,000 invested in skilled nursing and assisted living facilities, approximately $137,652,000 invested in mortgage loans and approximately $92,731,000 invested in mortgage-backed securities. The Company's portfolio consists of 252 skilled nursing facilities and 23 assisted living facilities in 30 states.

     During the six-month period ended June 30, 1996, the Company completed investments totaling approximately $153,631,000 which consisted of purchases of 34 long-term care facilities for approximately $95,621,000 and mortgage loans for approximately $58,010,000. The Company financed its investments through the sale of $30,000,000 aggregate principal amount of 7.75% Convertible Subordinated Debentures in February 1996, the sale of mortgage-backed securities in March 1996, the assumption of non-recourse mortgage loans totaling $9,641,000, the issuance of $8,932,000 in minority interests, short-term borrowings and cash on hand.

     The Company has the option to redeem, without penalty, its currently outstanding $873,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures at any time. Since such debentures are convertible into common stock of the Company at a conversion price of $10.00 per share, the Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

     Subsequent to June 30, 1996, the Company invested in additional mortgage loans totaling $3,000,000. These mortgage loans are secured by two skilled nursing facilities with a total of 173 beds. The loans have an average initial interest rate of 11.58%, have maturities of 10 and 20 years and provide for increases in the interest rate.

     As of August 1, 1996, the Company had outstanding commitments to provide mortgage loans totaling approximately $27,912,000 and to acquire 20 long-term care facilities for an aggregate purchase price of approximately $50,634,000. The Company expects to fund at least $29,587,000 of these commitments by the end of 1996.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

     In May 1996, the terms of the Company's unsecured line of credit were amended, including certain financial covenants, to increase the amount of the line from $35,000,000 to $45,000,000 and to extend the expiration date from December 31, 1996 to May 31, 1998. As of August 1, 1996, the Company had $56,700,000 borrowings outstanding under its secured and unsecured lines of credit bearing a weighted average interest rate of approximately 7.18%.

     At August 1, 1996, the Company had approximately $125,000,000 available under its shelf registration statement for future issuance of capital from time to time in accordance with then existing market conditions. In addition, based on the current level of collateral, there was approximately $40,140,000 available under its lines of credit which will be increased to $72,300,000 when additional collateral is accepted.

     The Company also anticipates completing a securitization transaction within the next year, the proceeds of which will be used to repay borrowings outstanding under its repurchase agreement and its unsecured line of credit. In connection with such securitization, the Company, in September 1995, entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement"), which effectively locked-in the net interest margin on $60,000,000 principal amount of senior certificates that will be sold. The September 1995 Agreement will be terminated at the earlier of (i) the completion of the securitization or (ii) February 28, 1997 and has been accounted for as a hedging transaction. As of June 28, 1996, the Company had an unrealized gain of approximately $1,080,000 on the September 1995 Agreement.

     In June 1996, the Financial Accounting Standards Board issued Statement
No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which will require the Company to classify its investments in mortgage-backed securities, that contractually can be prepaid, to be measured like investments in debt securities classified as available-for-sale under Statement 115. Adoption of Statement No. 125 is not required until January 1, 1997 and the effect of adoption cannot be assessed at this time.

     The Company believes that its current cash from operations available for distribution or reinvestment and its borrowing capacity are sufficient to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments.

                                    PART II

                             LTC PROPERTIES, INC.

                               OTHER INFORMATION

                                 June 30, 1996



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS

          3.1   Amended and Restated By-Laws of the Company

         10.1 Second Amended and Restated Revolving Credit Agreement between LTC Properties, Inc. and Sanwa Bank California, as agent, dated as of May 21, 1996

         10.2 Guarantee Agreement between Kansas-LTC Corporation, L-Tex GP, Inc., L-Tex LP, Inc., Rusk-Tex, LP, Inc., Texas-LTC Limited Partnership, as guarantors, and Sanwa Bank California, as the agent, dated as of May 21, 1996

         11.1   Computation of earnings per share

         27     Financial Data

                In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrants long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

          (b)   REPORTS ON FORM 8-K

                No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LTC PROPERTIES, INC.
                                            Registrant



Dated:  August 14, 1996                     By:  /s/ JAMES J. PIECZYNSKI
                                                 -----------------------------
                                                 James J. Pieczynski
                                                 Senior Vice President and
                                                 Chief Financial Officer