Form 10-Q
period 1996-09-30
LTC PROPERTIES INC
filed 1996-11-14
CIK 887905

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   __________

                                   FORM 10-Q
(Mark One)
 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from ____ to ____

                         Commission file number 1-11314


                              LTC PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)


          Maryland                                    71-0720518
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

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

                                Yes    X   No
                                      ---     ---

Shares of Registrant's common stock, $.01 par value, outstanding at October 31,
                               1996  - 19,477,715
================================================================================

                              LTC PROPERTIES, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1996


                                     INDEX



PART I -- FINANCIAL INFORMATION                                   PAGE
                                                                  ----

 Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets.......................    3
    Condensed Consolidated Statements of Income.................    4
    Condensed Consolidated Statements of Cash Flows.............    5
    Notes to Condensed Consolidated Financial Statements........    6

  Item 2.  Management's Discussion and
    Analysis of Financial Condition and Results of Operations...   10

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.....................   14

                             LTC PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30,    December 31,
                                               1996            1995
                                           ------------     -----------
                                            (Unaudited)
                                                   (In thousands)
ASSETS
Real Estate Investments:
Buildings and improvements, net of
 accumulated depreciation and
 amortization:  1996 - $9,799;
 1995 - $5,487                              $   185,304     $   104,546
Land                                             10,136           7,236
Mortgage loans receivable, net of
 allowance for doubtful accounts:
 1996 - $1,000; 1995 - $997                     150,634         161,059
Mortgage-backed securities                       92,744          67,384
                                            -----------     -----------
      Real estate investments, net              438,818         340,225
Other Assets:
  Cash and cash equivalents                       2,421           1,434
  Restricted cash                                     -           8,300
  Debt issue costs, net                           4,387           3,331
  Interest receivable                             2,542           2,093
  Prepaid expenses and other assets               2,832           1,779
                                            -----------     -----------
                                                 12,182          16,937
                                            -----------     -----------
    Total assets                            $   451,000     $   357,162
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due
 1999 - 2004                                $   137,843     $    94,641
Bank borrowings                                  38,000          48,470
Mortgage loans payable                           54,308          16,707
Bonds payable and capital lease
 obligations                                     14,140          14,265
Accrued interest                                  3,019           3,196
Accrued expenses and other liabilities            3,591           2,415
Distributions payable                             6,634           5,764
                                            -----------     -----------
     Total liabilities                          257,535         185,458

Minority interest                                10,258           1,098

Commitments                                           -               -
Stockholders' equity:
Preferred stock $0.01 par value:
 10,000,000 shares authorized; none issued
 and outstanding                                      -               -
Common stock $0.01 par value;
 40,000,000 shares authorized; shares
 issued and outstanding: 1996 -
 19,350,883; 1995 - 18,297,254                      194             183
Capital in excess of par value                  193,259         178,453
Cumulative net income                            59,678          42,988
Cumulative distributions                        (69,924)        (51,018)
                                            -----------     -----------
    Total stockholders' equity                  183,207         170,606
                                            -----------     -----------
    Total liabilities and stockholders'     $   451,000     $   357,162
     equity                                 ===========     ===========

                            See Accompanying Notes

                             LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
               (Amounts in thousands, except per share amounts)

                                          Three months ended    Nine months ended
                                             September 30,         September 30,
                                          1996          1995    1996         1995
                                          --------   -------    -------   -------
Revenues:
  Rental income                           $  5,712   $ 2,695    $14,773   $ 6,894
  Interest income from mortgage loans        4,137     3,594     12,969     8,892
  Interest income from mortgage-backed
   securities                                3,867     2,583     10,654     8,283
  Interest and other income                    576       360      1,179     1,228
                                          --------   -------    -------   -------

          Total revenues                    14,292     9,232     39,575    25,297

Expenses:
  Interest expense                           5,501     2,582     14,990     5,999
  Depreciation and amortization              1,690       830      4,436     2,181
  Amortization of Founders' stock               19        63         95       199
  Minority interest                            325        28        597        28
  Operating and other expenses               1,139       758      2,767     2,002
                                          --------   -------    -------   -------

          Total expenses                     8,674     4,261     22,885    10,409
                                          --------   -------    -------   -------

Net income                                $  5,618   $ 4,971    $16,690   $14,888
                                          ========   =======    =======   =======

Net income per share                      $   0.29   $  0.27    $  0.88   $  0.82
                                          ========   =======    =======   =======

Weighted average share and share
 equivalents outstanding                    19,296    18,366     19,033    18,173
                                          ========   =======    =======   =======

                            See Accompanying Notes

                             LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                    1996             1995
                                                                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                        $  16,690   $  14,888
  Depreciation on real estate                                                                           4,405       2,803
  Depreciation, other amortization and non-cash charges                                                 1,397         783
  Amortization of Founders' stock                                                                          95         199
                                                                                                    ---------   ---------
   Cash flow from operating activities available for distribution or reinvestment                      22,587      18,673
    Net change in other assets and liabilities                                                           (123)     (1,871)
                                                                                                    ---------   ---------
      Net cash provided by operating activities                                                        22,464      16,802

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debentures, net                                                57,887      59,091
  Borrowings, net                                                                                     (10,470)     16,800
  Distributions paid                                                                                  (18,036)    (15,473)
  Repurchase of common stock                                                                           (1,831)    (18,089)
  Other                                                                                                  (105)       (243)
                                                                                                    ---------   ---------
    Net cash provided by financing activities                                                          27,445      42,086

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                                 (72,565)    (83,121)
  Acquisitions of real estate properties, net                                                         (77,048)     (8,346)
  Proceeds from sale of mortgage-backed securities, net                                                86,674      19,216
  Proceeds from sale of real estate properties                                                          7,589           -
  Principal payments on mortgage loans payable and capital lease obligations                           (3,689)        (18)
  Restricted cash                                                                                       8,300           -
  Principal payments on real estate mortgages                                                           2,025         535
  Deferred facility fee, net                                                                              376         361
  Other                                                                                                  (584)         64
                                                                                                    ---------   ---------
    Net cash used in investing activities                                                             (48,922)    (71,309)
                                                                                                    ---------   ---------

 Increase (decrease) in cash and cash equivalents                                                         987     (12,421)
 Cash and cash equivalents, beginning of period                                                         1,434      14,266
                                                                                                    ---------   ---------
 Cash and cash equivalents, end of period                                                           $   2,421   $   1,845
                                                                                                    =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                                     $  14,333   $   6,387
                                                                                                    =========   =========

Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                        $  16,798   $  19,357
  Assumption of mortgage loans payable relating to acquisitions of real estate properties               9,641      13,406
  Exchange of mortgage loans for mortgage-backed securities                                            80,962           -
  Issuance of mortgage loans payable for mortgage-backed securities                                    31,525           -
  Minority interest related to acquisitions of real estate properties                                   8,932       1,041

                            See Accompanying Notes

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         (i) The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

          (ii) No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income provided that at least 95 percent of its taxable income is distributed to its stockholders.

          (iii) During the nine-month period ended September 30, 1996, the Company invested $71,565,000 in mortgage loans secured by, among other things, 28 skilled nursing facilities located in 14 states with a total of 3,457 beds and certain guarantees. The mortgage loans, which individually range from $1,000,000 to $11,250,000 in principal amount, have stated maturities of 7 to 20 years, generally have 25-year amortization schedules, have an initial weighted average interest rate of 10.56%, generally provide for increases in the interest rate and contain certain facility fees. In addition, the Company provided a $1,000,000 additional advance on a previously existing loan.

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

          In addition to the mortgage loans, the Company acquired for approximately $27,430,000 14 assisted living residences ("ALFs") in Alabama, Texas and Washington with a total of 509 units. Thirteen of these ALFs were purchased for a total of $26,180,000 and have been leased to Assisted Living Concepts, Inc. ("ALC") for a total annual rent of approximately $2,485,000 (subject to increases) pursuant to long-term non-cancelable agreements. Included in the leases to ALC were five ALFs in Washington which were purchased for $11,280,000 and had been financed by the Company through the issuance of $8,300,000 of multi-family tax-exempt revenue bonds in December 1995 that have a total cost of funds of approximately 5.9%. As of September 30, 1996, the Company had acquired all five of

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

the Washington ALFs and had leased them to ALC generating an initial annual rent of approximately $948,000. The Company also acquired for $14,450,000 four skilled nursing facilities in Alabama, Georgia and Tennessee with a total of 472 beds.

          During the nine months ended September 30, 1996, six newly formed limited partnerships, of which the Company is the general partner, acquired 16 skilled nursing facilities in Alabama, Arizona, Iowa and Texas for a total of approximately $53,741,000. These facilities were purchased subject to mortgage loans of approximately $9,641,000. Under the partnership agreements, the Company has guaranteed payment of a 10% preferred return to the holders of the $8,932,000 in limited partnership interests. Under certain circumstances, the limited partnership interests can be exchanged, at the option of the holder, into 628,511 shares of the Company's common stock commencing in January and July 1997. The mortgage loans of $9,641,000 assumed by the Company have an initial average interest rate of 11.64%, are due in 2002-2005 and are currently owned by REMICs formed by the Company in 1993 and 1994. In conjunction with these REMICs, the Company sold senior certificates to third parties in 1993 and 1994 at a blended interest rate of approximately 7.1% and 8.9%, respectively, and retained the remaining certificates.

          (iv) On March 29, 1996, the Company securitized approximately $112,487,000 of loans by creating a REMIC which, in turn, issued mortgage pass-through certificates for the same amount in the form of various classes of certificates (the "Certificates"). As part of the securitization, the Company sold approximately $90,552,000 of Certificates to third parties at an effective interest rate of 7.19%. The Company retained the remaining $21,935,000 face amount of such Certificates which are effectively subordinated in right of payment to the Certificates sold to third parties. The net proceeds from the REMIC transaction were used to repay borrowings outstanding under the Company's lines of credit. The mortgage loans represented by the Certificates consists of 34 mortgage loans, including the loans provided to the Company's wholly owned subsidiaries and to the limited partnerships totaling $31,525,000, and are secured by 55 skilled nursing facilities in 17 states. The mortgage loans in the REMIC pool had an initial weighted average mortgage interest rate of 10.69% and a weighted average remaining term to stated maturity of approximately 107 months. Concurrently with the closing of the REMIC transaction, the Company's interest rate swap agreement entered into in May 1995 was terminated at a cost of approximately $1,500,000. Because the purpose of the agreement was to hedge the interest rate spread on the mortgages underlying a portion of the Certificates sold to third parties, the costs of terminating the swap, along with other costs of the transaction are reflected in the carrying value of the retained Certificates. The Certificates retained by the Company have a weighted average effective yield of approximately 18.0%.

          The mortgage-backed securities owned by the Company, which at September 30, 1996 had a carrying value of $92,744,000, are subordinated to approximately $211,600,000 of senior Certificates which carry a weighted average interest rate of 7.84%. The Company's mortgage-backed securities have a weighted average effective yield of approximately 16.65%.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

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

          (vi) During the nine-month period ended September 30, 1996, holders of $2,293,000 in principal amount of 9.75% Convertible Subordinated Debentures due 2004 elected to convert the debentures into 229,300 shares of common stock at $10.00 per share. During the nine months ended September 30, 1996, holders of $6,207,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2000 elected to convert into 413,796 shares of common stock at $15.00 per share. In addition, holders of $6,298,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2001 elected to convert the debentures into 406,321 shares of common stock at $15.50 per share. Holders of $2,000,000 in principal amount of 7.75% Convertible Subordinated Debentures due 2002 elected to convert into 121,212 shares of common stock at $16.50 per share. The conversions during the nine months ended September 30, 1996 resulted in an additional equity of approximately $16,270,000, net of unamortized issuance costs of approximately $528,000. There was approximately $245,000 of non-cash interest expense that was accrued but was not required to be paid as a result of the conversions of the debentures.

          (vii) On March 15, 1996, the Company filed a shelf-registration statement with the Securities and Exchange Commission covering up to $125,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on April 4, 1996. Pursuant to the shelf registration, the Company completed the sale of $30,000,000 of 8.25% Convertible Subordinated Debentures due 2001 in August 1996. The debentures are convertible into shares of the Company's common stock at a price of $17.25. Net proceeds from the offering were used to repay short-term borrowings.

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

          (ix) During the nine months ended September 30, 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate purchase price of approximately $1,830,800.

          Subsequent to September 30, 1996, the Company invested in additional mortgage loans totaling $1,700,000. As of November 1, 1996, the Company had outstanding commitments totaling $101,384,000 consisting of approximately $12,450,000 in mortgage loans

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

and the acquisition of 39 assisted living facilities for an aggregate purchase price of approximately $88,934,000, including the $48,959,000 commitment to Assisted Living Concepts, Inc. as discussed in note (xi). The Company expects to fund at least $23,050,000 of these commitments by the end of 1996.

          Subsequent to September 30, 1996, an additional $8,830,000 in principal amount of Convertible Subordinated Debentures converted into 609,686 shares of the Company's common stock.

          (x) In September 1996, a quarterly dividend of $0.34 per share aggregating approximately $6,634,000 was declared by the Board of Directors payable on October 15, 1996 to stockholders of record on September 30, 1996. The dividend has been reflected as distributions payable in the accompanying financial statements as of September 30, 1996.

          (xi) In 1996, the Company's Board of Directors authorized an increase in the Company's investment in assisted living facilities ("ALFs") from 10% to 20% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $92,744,000 investment in mortgage-backed securities). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by Assisted Living Concepts, Inc. ("ALC"), an owner, operator and developer of ALFs whose securities are listed on the American Stock Exchange, from 5% to 10% of its adjusted gross real estate investment portfolio (which was approximately $600,747,000 as of September 30, 1996). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of November 1, 1996, three executive officers of the Company own approximately 5.5% of ALC's common stock. As of September 30, 1996, the Company had investments in ALFs and properties operated by ALC of approximately 6.2% and 3.6%, respectively of the Company's total adjusted gross real estate investment portfolio.

          In July 1996, in connection with obtaining a $48,959,000 commitment to enter into a sale leaseback transaction with ALC, the Company agreed to sell back four ALFs it acquired during 1996 in Texas to ALC for approximately $7,589,000. There was no gain or loss recognized on the sale, however, the Company received an administration fee of approximately $214,000 in conjunction with the sale of the four ALF facilities. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "Agreement"). Under the Agreement, the Company will be credited interest at a three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The Agreement will be terminated on or before November 7, 1998 which is the latest date by which the Company anticipates having long-term financing in place on these residences.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Nine months 1996 Compared to Nine months 1995

          During the nine months ended September 30, 1996, cash flow from operating activities available for distribution or reinvestment was $22,587,000 versus $18,673,000 for the comparable period in 1995, an increase of $3,914,000 or 21%. Revenues for the nine months ended September 30, 1996 were $39,575,000 versus $25,297,000 for the same period in 1995. Revenues increased $14,278,000 primarily as a result of increased rental income of $7,879,000 and increased interest income on mortgage loans of $4,077,000 attributable to investments of approximately $233,000,000 in long-term care facilities the Company completed since September 30, 1995. Revenues also increased $2,371,000 as a result of interest income from mortgage-backed securities. These increases were offset by a decrease in other income of $49,000.

          Total expenses for the nine months ended September 30, 1996 were $22,885,000 versus $10,409,000 for the same period in 1995. The increase of $12,476,000 is due in large part to an increase of $8,991,000 in interest expense. Interest expense increased by $5,966,000 due to the issuance of convertible subordinated debentures in September 1995 and during 1996 in the amount of $61,500,000 and $60,000,000, respectively. Interest expense also increased by $3,334,000 as a result of the multi-family tax-exempt revenue bond financing and assumption of capital leases and mortgage loans by the Company. The remaining increase of $728,000 was due to interest on borrowings under the Company's lines of credit which was offset by a decrease of $1,037,000 as a result of conversions of convertible subordinated debentures since September 30, 1995. Depreciation and amortization expense increased by $2,151,000 primarily due to the acquisition of 43 additional skilled nursing and assisted living facilities in the past year. Operating and other expenses increased by $765,000 principally due to higher administrative costs. The remaining increase in total expenses of $569,000 related to the payments made to the holders of the limited partnership interests.

Third Quarter 1996 Compared to Third Quarter 1995

          During the three months ended September 30, 1996, cash flow from operating activities available for distribution or reinvestment was $7,900,000 versus $6,468,000 for the comparable period in 1995. Revenues for the three months ended September 30, 1996 were $14,292,000 versus $9,232,000 for the same period in 1995. Revenues increased

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

$5,060,000 primarily as a result of increased rental income of $3,017,000, increased interest income on mortgage-backed securities of $1,284,000 and increased interest income on mortgage loans of $543,000. Other income increased $216,000 primarily due to an administration fee received by the Company in connection with the sale of the four assisted living facilities in Texas.

          Total expenses for the three months ended September 30, 1996 were $8,674,000 versus $4,261,000 for the same period in 1995. The increase of $4,413,000 is due in large part to an increase of $2,919,000 in interest expense. Interest expense increased primarily due to the issuance of convertible subordinated debentures in September 1995 and 1996 and debt assumed by the Company as previously described. Depreciation and amortization expense increased by $816,000 primarily due to the acquisition of additional skilled nursing and assisted living facilities in the past year. Operating and other expenses increased by $381,000 principally due to higher administrative costs. The remaining increase in total expenses of $297,000 related principally to the payments made to the holders of the limited partnership interests formed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 1996, the Company's real estate investment portfolio consisted of approximately $205,239,000 invested in owned skilled nursing and assisted living facilities, approximately $151,634,000 invested in mortgage loans and approximately $92,744,000 invested in mortgage-backed securities. The Company's portfolio consists of 250 skilled nursing facilities and 19 assisted living facilities in 30 states.

          During the nine month period ended September 30, 1996, the Company completed investments totaling approximately $168,186,000 which consisted of purchases of 34 long-term care facilities for approximately $95,621,000 and mortgage loans for approximately $72,565,000. The Company financed its investments through the sale of $60,000,000 aggregate principal amount of Convertible Subordinated Debentures in February and August 1996, the sale of $90,552,000 of mortgage-backed securities in March 1996, the assumption of non-recourse mortgage loans totaling $9,641,000, the $8,932,000 in limited partnership interests, short-term borrowings and cash on hand.

          In July 1996, in connection with obtaining a $48,959,000 commitment to enter into a sale leaseback transaction with Assisted Living Concepts, Inc.("ALC"), the Company agreed to sell back four assisted living facilities ("ALFs") it acquired during 1996 in Texas to ALC for approximately $7,589,000. There was no gain or loss recognized on the sale, however, the Company received an administration fee of approximately $214,000 in conjunction with the sale of the four ALF facilities. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "Agreement"). Under the Agreement, the Company will be credited interest at a three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The Agreement will be terminated on or before November 7, 1998

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

which is the latest date by which the Company anticipates having long-term financing in place on these residences.

          The Company has the option to redeem, without penalty, its currently outstanding $848,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures at any time. Since such debentures are convertible into common stock of the Company at a conversion price of $10.00 per share, the Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

          In May 1996, the terms of the Company's unsecured line of credit were amended, including certain financial covenants, to increase the amount of the line from $35,000,000 to $45,000,000 and to extend the expiration date from December 31, 1996 to May 31, 1998. As of November 1, 1996, the Company had $42,000,000 in borrowings outstanding under its secured and unsecured lines of credit bearing a weighted average interest rate of approximately 6.9%.

          Subsequent to September 30, 1996, the Company invested in additional mortgage loans totaling $1,700,000. As of November 1, 1996, the Company had outstanding commitments totaling $101,384,000 consisting of approximately $12,450,000 in mortgage loans and the acquisition of 39 assisted living facilities for an aggregate purchase price of approximately $88,934,000, including the $48,959,000 commitment to Assisted Living Concepts, Inc. The Company expects to fund at least $23,050,000 of these commitments by the end of 1996.

          At November 1, 1996, the Company had approximately $95,000,000 available under its shelf registration statement for future issuance of capital from time to time. In addition, based on the current level of collateral, there was approximately $70,597,000 available under its lines of credit which will be increased to $87,000,000 when additional collateral is accepted.

          The Company also anticipates completing a securitization transaction within the next year, the proceeds of which will be used to repay borrowings outstanding under its repurchase agreement and its unsecured line of credit. In connection with such securitization, the Company, in September 1995, entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement"), which effectively locked-in the net interest margin on $60,000,000 principal amount of senior certificates that will be sold. The September 1995 Agreement will be terminated at the earlier of (i) the completion of the securitization or (ii) February 28, 1997 and has been accounted for as a hedging transaction. As of September 30, 1996, the Company had an unrealized gain of approximately $820,000 on the September 1995 Agreement.

          In June 1996, the Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which will require the Company to reclassify its investments in mortgage-backed securities that can contractually be prepaid to available-for-sale and to be measured like

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

investments in debt securities consistent with Statement 115. Adoption of Statement No. 125 is not required until January 1, 1997 and the effect of adoption cannot be assessed at this time.

          The Company believes that its current cash from operations available for distribution or reinvestment and its borrowing capacity are sufficient to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

          Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations affecting real estate investment trusts.

                                    PART II

                              LTC PROPERTIES, INC.

                               OTHER INFORMATION

                               SEPTEMBER 30, 1996



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)                 EXHIBITS


            11.1                Computation of earnings per share

             27                 Financial Data

                                In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

            (b)                 REPORTS ON FORM 8-K

                                No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LTC PROPERTIES, INC.
                                      Registrant



Dated:  November 13, 1996             By:  /s/ JAMES J. PIECZYNSKI
                                          -----------------------
                                            James J. Pieczynski
                                            Senior Vice President and
                                            Chief Financial Officer