Form 10-K405
period 1996-12-31
LTC PROPERTIES INC
filed 1997-02-14
CIK 887905

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                                  (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       COMMISSION FILE NUMBER:  1-11314

                             LTC PROPERTIES, INC.
            (Exact name of Registrant as specified in its charter)


             MARYLAND                                     71-0720518
   (State or other jurisdiction of                     (I.R.S Employer
   incorporation or organization)                      Identification No.)

                        300 Esplanade Drive, Suite 1860
                           Oxnard, California  93030
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (805) 981-8655

          Securities registered pursuant to Section 12(b) of the Act:

           Title of Stock                                  Name of each exchange on which registered
           --------------                                  -----------------------------------------
Common stock, $.01 Par Value                                         New York Stock Exchange
9.75% Convertible Subordinated Debentures due 2004                   New York Stock Exchange
8.50% Convertible Subordinated Debentures due 2000                   New York Stock Exchange
8.50% Convertible Subordinated Debentures due 2001                   New York Stock Exchange
7.75% Convertible Subordinated Debentures due 2002                   New York Stock Exchange
8.25% Convertible Subordinated Debentures due 2001                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Company is approximately $400,532,793 as of January 31, 1997.

                                  22,098,361
     (Number of shares of common stock outstanding as of January 31, 1997)

   Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1997.

================================================================================

Item 1.    BUSINESS

General

     LTC Properties, Inc. (the "Company"), a health care real estate investment trust (a "REIT"), was organized on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. The Company invests in long-term care and other health care related facilities through mortgage loans, facility lease transactions and other investments. The primary objective of the Company is to provide current income for distribution to stockholders through real estate investments in long-term care facilities and other health care related facilities managed by experienced operators providing quality care. To meet this objective, the Company attempts to invest in properties that provide opportunity for additional returns to its stockholders and diversify its investment portfolio by geographic location, operator and form of investment.

     The Company was organized to qualify, and intends to continue to qualify, as a REIT. So long as the Company so qualifies, with limited exceptions, the Company will not be taxed under federal income tax laws at the corporate level on its taxable income as long as it distributes at least 95 percent of that amount to its stockholders. The Company has distributed, and intends to continue to make distributions to its stockholders, in order to eliminate any federal tax liability.

     At December 31, 1996, the Company had investments in 248 skilled nursing facilities with 28,628 beds and 35 assisted living facilities with 1,456 units in 32 states operated by 84 healthcare providers.

     Owned Properties

     During 1996, the Company acquired for approximately $113,858,000 22 assisted living facilities and 20 skilled nursing facilities. Sixteen of the skilled nursing facilities were acquired by six newly formed limited partnerships of which the Company, through certain of its subsidiaries, is the general partner and were purchased subject to mortgage loans of approximately $9,641,000. Under the partnership agreements, the Company has guaranteed payment of a 10% preferred return to the holders of $8,932,000 in limited partnership interests. Under certain circumstances, the limited partnership interests can be exchanged, at the option of the holders, into 628,511 shares of the Company's common stock at exercise prices ranging from $13.00 to $15.00 beginning in 1997. Also during 1996, the Company sold four assisted living facilities for their approximate net book value of $7,589,000. The Company's long-term facilities are leased to operators pursuant to long-term "triple net" leases and provide for increases in the rent based upon specified rent increases or, to a lesser extent, upon participation in revenue increases over defined base periods or increases based on consumer price indices.

     Mortgage Loans

     During 1996, the Company provided mortgage loan financing of $99,440,000 for 31 skilled nursing facilities and five assisted living facilities. Approximately $9,825,000 of the loans will be paid off once the Company completes a sale-leaseback transaction for the same amount on assisted living facilities that are being constructed. The Company's mortgage loans are secured by first mortgages on long-term care facilities and generally provide for escalations in the interest rate based upon specified rate increases.

     Mortgage-backed Securities

     On March 29, 1996, the Company securitized mortgage loans with an aggregate outstanding principal balance of approximately $112,487,000 by creating a Real Estate Mortgage Investment Conduit ("REMIC") which, in turn, issued mortgage pass-through certificates ("Certificates") aggregating approximately the same amount. A total of approximately $90,552,000 of Certificates were subsequently sold to third parties by the Company. The Company retained the remaining $21,935,000 face amount of the Certificates, which are effectively subordinated in right of payment to the Certificates sold to third parties. A portion of the other Certificates the Company retained, which have no principal amount, are interest-only certificates and entitle the Company to receive cash flows designated as interest. The proceeds from the sale were used to pay down outstanding borrowings under the Company's lines of credit. At December 31, 1996, the Company had investments in mortgage-backed securities with a carrying value of approximately $92,545,000 secured by 148 long-term care facilities with a total of 16,064 beds in 24 states. See "Part 1, Item 2 -- Properties --Mortgage-backed Securities."

     Financing and Other Transactions

     In February 1996, the Company sold, through a public offering, $30,000,000 aggregate principal amount of 7.75% Convertible Subordinated Debentures due 2002. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $16.50 per share. The net proceeds were used to repay borrowings under the Company's lines of credit. In March 1996, the Company filed a shelf-registration statement with the Securities and Exchange Commission covering up to $125,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on April 4, 1996. Pursuant to the shelf registration, the Company, in August 1996, completed the sale of $30,000,000 of 8.25% Convertible Subordinated Debentures due 2001. The debentures are convertible into shares of the Company's common stock at a price of $17.25 per share. Net proceeds from the offering were used to repay short-term borrowings. Also in 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate purchase price of approximately $1,831,000.

Investment and Other Policies

     Objectives and Policies

     The Company currently invests in income-producing long-term care facilities. The Company invests either (1) directly in mortgage loans secured by long-term care facilities (2) in the fee ownership of long-term care facilities which are leased to operators (3) or may participate in such investments indirectly through investments in partnerships, joint ventures or other entities that themselves make direct investments in such loans or facilities.

     In evaluating potential investments, the Company considers such factors as
(i) type of property, (ii) the location, construction quality, condition and design of the property, (iii) the property's current and anticipated cash flow and its adequacy to meet operational needs and lease obligations or debt service obligations, (iv) the quality and reputation of the property's operator, (v) the growth, tax and regulatory environments of the communities in which the properties are located, (vi) the occupancy and demand for similar long-term care facilities in the area surrounding the property and (vii) the Medicaid reimbursement policies and plans of the state in which the property is located.

     The Company places primary emphasis on investing in long-term care facilities that have low investment per bed ratios and do not have to rely on a high percentage of private pay patients or ancillary services to cover debt service or lease obligations. The Company seeks to invest in facilities that are located in suburban and rural areas of states with improving reimbursement climates. Prior to every investment, the Company conducts a facility site review to assess the general physical condition of the facility, the potential of additional sub-acute services and the quality of care the operator provides. In addition, the Company reviews the environmental reports, state survey and financial statements of the facility before the investment is made.

The Company prefers to invest in facilities that have a significant market presence in its community and where state licensing procedures limit the entry of competing facilities. To date, most of the Company's investments have been made in the form of mortgage loans secured by skilled nursing facilities. Due to management's belief that assisted living facilities are an increasingly important sector in the long-term care market, a larger portion of the Company's future investments will be made in the form of direct ownership of assisted living facilities. Management believes that assisted living facilities represent a lower cost of long-term care alternative for senior adults than skilled nursing facilities. The Company invests in assisted living facilities that attract the moderate-income private pay patients in smaller communities, preferably in states that have adopted Medicaid waiver programs or are in the process of adopting or reviewing their policies and reimbursement program to provide funding for assisted living residences. The Company believes that locating residences in a state with a favorable regulatory reimbursement climate should provide a stable source of residents eligible for Medicaid reimbursement to the extent private-pay residents are not available, and should provide alternative sources of income for residents when their private funds are depleted and they become Medicaid eligible.

     There are no limitations on the amount or percentage of the Company's total assets that may be invested in any one property or joint venture, except for investments in assisted living facilities ("ALFs"). The Board of Directors authorized the Company to invest up to 20% of the Company's adjusted gross real estate investment portfolio (adjusted to include approximately $278,881,000 of mortgage loans to third parties underlying the $92,545,000 December 31, 1996 balance of investment in mortgage-backed securities ) in ALFs, with a 10% limit on investments in properties operated by Assisted Living Concepts, Inc. ("ALC"). ALC is an owner, operator and developer of assisted living facilities. Three executive officers of the Company own approximately 5.5% of ALC's common stock as of December 31, 1996 and two of the Company's executive officers serve as members of the Board of Directors of ALC. The Company has discussed with its Board of Directors and anticipates increasing the percentage of its adjusted gross real estate investment portfolio that can be invested in ALFs and properties operated by ALC to 30% and 15%, respectively during 1997. Except for ALFs, no other limits have been set on the number of properties in which the Company will seek to invest, or of the concentration of investments in any one facility or any one city or state, or the type or form of investment.

     Borrowing Policies

     The Company may incur additional indebtedness when, in the opinion of the directors, it is advisable. The Company may incur such indebtedness to make investments in additional long-term care facilities or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended (the "Code") (see Taxation of the Company -- Requirements for Qualifications). For other short-term purposes, the Company may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. The Company may also arrange for long-term borrowings through public offerings or from institutional investors.

     In addition, the Company may incur mortgage indebtedness on real estate which it has acquired through purchase, foreclosure or otherwise. The Company may also obtain mortgage financing for unleveraged or underleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis. There is no limitation on the number or amount of mortgages which may be placed on any one property, and the Company has no policy with respect to limitations on borrowing, whether secured or unsecured.

     Prohibited Investments and Activities

     The policies of the Company, subject to change by the Board of Directors without stockholder approval, impose certain prohibitions and restrictions on various investment practices or activities of the Company including prohibition against:

     (i) acquiring any real property unless the consideration paid for such real property is based on the fair market value of the property;

     (ii) investing in any junior mortgage loan unless by appraisal or other method, the directors determine that (a) the capital invested in any such loan is adequately secured on the basis of the equity of the borrower in the property underlying such investment and the ability of the borrower to repay the mortgage loan or (b) such loan is a financing device entered into by the Company to establish the priority of its capital investment over the capital invested by others investing with the Company in a real estate project;

     (iii) investing in commodities or commodity futures contracts (other than interest rate futures, when used solely for hedging purposes);

     (iv) investing more than 1% of the Company's total assets in contracts for sale of real estate unless such contracts are recordable in the chain of title;

     (v) holding equity investments in unimproved, non-income producing real property, except such properties as are currently undergoing development or are presently intended to be developed within one year, together with mortgage loans on such property (other than first mortgage development loans), aggregating to more than 10% of the Company's assets.


Competition

     The Company competes with other REITs, real estate partnerships, health care providers and other investors, including commercial banks, institutional banks and insurance companies, many of which will have greater financial resources and lower cost of funds than the Company, in the acquisition, leasing and financing of long-term care facilities. The operators compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physician referrals, staff and price.


Employees

     The Company currently employs 13 persons.


Government Financing and Regulation of Health Care

     General

     Medicaid programs or the equivalent are currently in existence in all of the states in which the Company has nursing facility investments. While these programs differ in certain respects from state to state, they are all subject to certain federally imposed requirements, as a substantial portion of the funds available under these programs is provided by the federal government. Medicaid programs provide for payments to participating health care facilities on behalf of the indigent and certain other eligible persons. California and Texas provide for reimbursement at flat daily rates, as determined by the responsible state agency and depending on certain levels of care. In all other states, payments are based upon specific cost reimbursement formulas established by the applicable state.

     Medicare and most state Medicaid programs utilize a cost-based reimbursement system for nursing facilities which reimburses facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs) plus, in certain states, a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). In certain states, cost-based reimbursement is typically subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs vary as to the methodology used to determine the level of allowable costs which are reimbursed to operators.

     The Medicaid and Medicare programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. No assurance can be given as to whether the future funding of such programs will remain at levels comparable to the present levels.

     Both the Medicaid and Medicare programs contain specific requirements which must be adhered to at all times by health care facilities in order to qualify under the programs. Based upon such information as periodically received by the Company from the operators over the term of the loan, the Company believes that the nursing facilities in which it has investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will be so at any time.

     In addition to the requirements to be met by the nursing facilities for participation in the Medicaid and Medicare programs, the nursing facilities are subject to regulatory and licensing requirements of federal, state and local authorities. The operator of each long-term care facility is licensed annually by the board of health or other applicable agency in each state. In granting and renewing licenses, regulatory agencies consider, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under Medicaid and Medicare programs. In the ordinary course of business, the operators receive notices of deficiencies for failure to comply with various regulatory requirements and take appropriate corrective and preventive actions. The Company believes that the nursing facilities in which it has investments are in compliance with the applicable licensing or other regulation although there can be no assurance that the operators are or will be in compliance at any time.

     The Company has increased its investments in ALFs during 1996. ALFs are subject to certain state regulations and licensing requirements. In order to qualify as a state licensed facility, ALFs must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. ALFs are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

     Currently, ALFs are not regulated as such by the federal government. State standards required for ALF providers are less stringent than those required of other licensed health care operators. There can be no assurance that federal regulations governing the operation of ALFs will not be implemented in the future or that existing state regulations will not be expanded. In addition, only certain states have adopted laws or regulations permitting individuals with higher acuity levels to remain in assisted living communities who may otherwise qualify for placement in a nursing facility. While only certain states presently provide for any Medicaid reimbursement for assisted living residences, several states are currently reviewing their policies and reimbursement programs to provide funding for assisted living residences. There can be no assurance that such states will adopt the Medicaid waiver program.

     Health Care Reform

     The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1993 and 1994 as a result of the national health care reform debate and will continue with renewed efforts in 1997 to balance the federal budget. The need to slow the growth rate in federal health care expenditures will be a priority. President Clinton's current budget proposal, for example, seeks $138 billion dollars in reductions in Medicare expenditures needed to address the short term solvency of the federal program, including significant limitations on growth in provider reimbursement. It is anticipated that further debate on overall structural reform of federal health care programs will affect additional legislative action on cost-containment.

     The Company believes that government and private efforts to contain and reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of the Company's borrowers and lessees. The Company believes that the vast nature of the health care industry, the financial strength and operating flexibility of its operators and the diversity of its portfolio will mitigate against the impact of any such diminution in reimbursement. However, the Company cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's financial condition or results of operations.


Taxation of the Company

     General

     The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1992. The Company believes, that commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the Code, and the Company intends to continue to operate in such a manner. However, no assurance can be given that the Company has operated or will be able to continue to operate in a manner to so qualify or remain qualified.

     If the Company qualifies for taxation as a REIT, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a regular corporation. However, under certain circumstances, the Company will continue to be subject to federal income tax.

     The following is a general summary of the provisions that govern the federal income tax treatment of a REIT and its stockholders. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

     Requirements for Qualifications

     The Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable as a domestic corporation but for Sections 856 through 859 of the Code; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code;
(v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities); and
(vii) which meets certain other tests, described below. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

     To qualify as a REIT for a taxable year under the Code, the Company must elect or previously have elected to be so treated and must meet other requirements, certain of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of the Company's assets and the distribution of its income to stockholders.

     Income Tests

     In order to maintain its qualification as a REIT, the Company annually must satisfy three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) for each taxable year must be derived directly or indirectly from investments in real property (other than gains from property held primarily for sale), mortgages on real property, or certain qualified temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income form certain sales of property held primarily for sale) for each taxable year must be derived from such real property investments described with respect to the 75% test, dividends, interest and gain from the sale or disposition of stock or securities (other than gain from property held primarily for sale). Third, short-term gain from the sale or other disposition of stock or securities, gain from certain sales of property held primarily for sale, and gain from the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income for each taxable year.

     Asset Test

     At the close of each quarter of its taxable year, the Company must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets (including the assets held by its subsidiaries and its allocable share of the assets held by partnerships in which it or its subsidiaries is a partner) must be represented by real estate assets (including interests in a qualifying REMIC and shares in a REIT), cash, cash items and government securities. Second, no more than 25% of the Company's total assets (including the assets held by its subsidiaries and its allocable share of the assets held by partnerships in which it or its subsidiaries is a partner) may be represented by securities other than those includable in the 75% asset class. Third, of theinvestments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

     Distribution Requirements

     The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 95% of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and by excluding the Company's net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, minus (B) the excess of the sum of certain items of non-cash income over 5% of "REIT taxable income" as described in clause (A)(i) above. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if the Company so elects and specifies the dollar amount in its tax return. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its "REIT taxable income", as adjusted, it will be subject to tax thereon at regular corporate tax rates. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be generally subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

     Failure to Qualify

     If the Company should fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. However, it is not possible to state whether in all circumstances the Company would be entitled to such statutory relief. If the relief provisions do not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company would also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification is lost. Failure to qualify for even one year could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

     Taxation of Stockholders - General

     As long as the Company qualifies as a REIT, distributions made to the Company's stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by them as ordinary income (which will not be eligible for the dividends received deduction for corporations). Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate stockholders may be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder's common stock, but rather will reduce the adjusted basis of such shares. To the extent such distributions exceed the adjusted basis of a stockholder's common stock, they will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for one year or less) assuming the shares are held as a capital asset in the hands of the stockholder. Under special tax rules for REITs, dividends declared in the last quarter of the calendar year and paid by January 31 of the following year are treated as paid on December 31 of the year declared. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

     The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. Other federal, state and local tax considerations may apply depending on the Company's and its stockholders' circumstances.

Factors That May Affect Future Results

     Many of the statements herein are forward-looking in nature, and, accordingly, whether they prove to be accurate is subject to many risks and uncertainties. The actual results that the Company achieves may differ materially from many forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere herein.

Government Regulation

     Health Care Reform. The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1993 and 1994 as a result of the national health care reform debate and will continue with renewed efforts in 1997 to balance the federal budget. The need to slow the growth rate in federal health care expenditures will be a priority. President Clinton's current budget proposal, for example, seeks $138 billion in reductions in Medicare expenditures needed to address the short term solvency of the federal program, including significant limitations on growth in provider reimbursement. It is anticipated that further debate on overall structural reform of federal health care programs will affect additional legislative action on cost-containment.

     The Company believes that government and private efforts to contain and reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of the Company's borrowers and lessees. The Company believes that the vast nature of the health care industry, the financial strength and operating flexibility of its operators and the diversity of its portfolio will mitigate against the impact of any such diminution in reimbursement. However, the Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's financial condition or results of operations.

     Potential Operator Loss of Licensure or Certification. The health care industry is highly regulated by federal, state and local law, and is directly affected by state and local licensure, fines, and loss of certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of any borrower or lessee to comply with such laws, requirements and regulations could affect its ability to operate the facility or facilities and could adversely affect such borrower's or lessee's ability to make debt or lease payments to the Company.

     In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs. Payment of any consideration in exchange for referral of Medicare and Medicaid patients is generally prohibited by federal statute, which subjects violators to severe penalties, including exclusion from the Medicare and Medicaid programs, fines, and even prison sentences. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers. In addition, legislation has been adopted at both state and federal levels that severly restricts the ability of physicians to refer patients to entities in which they have a financial interest.

     It is anticipated that the trend toward increased investigation and informant activity in the area of fraud and abuse, as well as self-referral, will continue in future years. In the event that any borrower or lessee were to be found in violation of laws regarding fraud, abuse or self-referral, that borrower's or lessee's ability to operate a health care facility could be jeopardized, which could adversely affect the borrower's or lessee's ability to make debt or lease payments to the Company and, thereby, adversely affect the Company.

     Reliance on Government Reimbursement. A significant portion of the revenue of the Company's borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. These programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. In recent years, there have been fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services. Moreover, health care facilities have experienced increasing pressures from private payers attempting to control health care costs, and reimbursement from private payers has in many cases effectively been reduced to levels approaching those of government payers.

     In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Governmental and popular concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of the Company's borrowers and lessees and thereby adversely affect those borrowers' and lessees' abilities to make their debt or lease payments to the Company. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on the Company.

Competition

     The Company competes with other REITs, real estate partnerships, health care providers and other investors, including but not limited to banks and insurance companies, many of which will have greater financial resources than the Company, in the acquisition, leasing and financing of health care facilities. There can be no assurance that suitable investments will be identified or that investments can be consummated on commercially reasonable terms.

Environmental Matters

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as the Company) may be liable in certain circumstances for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances

(including government fines and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefore could exceed the value of the property, and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce the Company's revenues.

     Although the Company's mortgage loans and leases require the borrower and the lessee to indemnify the Company for certain environmental liabilities, the scope of such obligations may be limited and there can be no assurance that any such borrower or lessee would be able to fulfill its indemnification obligations.

Health Care Real Estate Investment Risks

     Volatility of Value of Real Estate. Real property investments in the health care industry are subject to varying degrees of risk. The economic performance and values of health care real estate can be affected by many factors including governmental regulation, economic conditions, and demand for health care services. There can be no assurance that the value of any property acquired by the Company will appreciate or that the value of property securing any of the Company's mortgage loans or any property acquired by the Company will not depreciate.

     Volatility of Income and Returns. The possibility that the health care facilities will not generate income sufficient to meet operating expenses, will generate income and capital appreciation, if any, at rates lower than those anticipated or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in health care related real estate. Income from properties and yields from investments in such properties may be affected by many factors, including changes in governmental regulation (such as zoning laws), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as earthquakes and floods) or similar factors.

     Illiquidity of Real Estate Investments. Real estate investments are relatively illiquid and, therefore, tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. All of the Company's properties are "special purpose" properties that could not be readily converted to general residential, retail or office use. Transfers of operations of nursing homes and other health care-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of the Company's properties becomes unprofitable due to competition, age of improvements or other factors such that the borrower or lessee becomes unable to meet its obligations on the debt or lease, the liquidation value of the property may be substantially less -- relative to the amount owing on the mortgage loan -- than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds could be delayed by the approval process of any state agency necessary for the transfer of the property. In addition, certain significant expenditures associated with real estate investment (such as real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, the Company's income and funds available for distribution would be adversely affected.

     Uninsured Loss. The Company currently requires, and it is the intention of the Company to continue to require, all borrowers and lessees to secure adequate comprehensive property and liability insurance that covers the Company as well as the borrower and/or lessee. Certain risks may, however, be uninsurable or not economically insurable and there can be no assurance the Company or a lessee will have adequate funds to cover all contingencies itself. Should such an uninsured loss occur, the Company could lose its invested capital.

     Dependence on Lease Income and Mortgage Payments from Real Property. Since a substantial portion of the Company's income is derived from mortgage payments and lease income from real property, the Company's income would be adversely affected if a significant number of the Company's borrowers were unable to meet their obligations to the Company or if the Company were unable to lease its properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, the Company could lease the property to others on favorable terms.

Item 2.   PROPERTIES

Portfolio

     As of December 31, 1996, the Company had investments in 248 skilled nursing facilities with a total of 28,628 beds and 35 assisted living facilities with a total of 1,456 units in 32 states. The Company's real estate investment portfolio consisted of approximately $223,578,000 (before accumulated depreciation of $11,640,000) invested in long-term care facilities owned by the Company and leased to operators, approximately $178,262,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000), and approximately $92,545,000 invested in mortgage-backed securities.

                               OWNED PROPERTIES

     At December 31, 1996, the Company owned and leased to health care operators 49 skilled nursing facilities with a total of 6,520 beds and 24 assisted living facilities with a total of 868 units in 17 states, representing a net investment of approximately $211,938,000. These long-term care facilities are leased pursuant to non-cancelable leases generally with an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities.

     The following table sets forth certain information regarding the Company's owned properties as of December 31, 1996:


                      Number of        Number of                        Current Annual Rent
  Location           Facilities       Beds/Units   Purchase Price             Payments
-------------------------------------------------------------------------------------------------
Alabama                   9               912       $ 29,287,996             $ 3,274,779
Arizona                   3               587         18,486,509               2,335,600
California                3               473          7,378,468                 896,172
Florida                   9             1,116         39,064,291               4,061,847
Georgia                   1               100          2,500,000                 248,750
Idaho                     1                39          2,550,000                 266,220
Illinois                  1               148          6,627,159                 746,640
Iowa                      6               448          9,401,943               1,073,564
Kansas                    4               134          6,700,000                 633,820
Montana                   1               278          3,830,608                 420,365
New Mexico                2               236          6,898,696                 785,951
Oklahoma                  1                37          1,750,000                 168,525


(Continued)
                      Number of        Number of                        Current Annual Rent
  Location           Facilities       Beds/Units   Purchase Price             Payments
-------------------------------------------------------------------------------------------------
Oregon                    2                71          4,550,000                 463,410
Tennessee                 2               224          5,550,000                 552,225
Texas                    16              1685         45,630,908               4,980,779
Virginia                  3               443         11,012,655               1,211,748
Washington                9               457         22,358,630               2,185,380
-------------------------------------------------------------------------------------------------
TOTAL                    73             7,388       $223,577,863             $24,305,775
=================================================================================================

     The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of the Company's leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility.

                                MORTGAGE LOANS

     At December 31, 1996, the Company had 67 mortgage loans secured by first mortgages on 73 skilled nursing facilities with a total of 8,672 beds and 11 assisted living residences with 588 units located in 23 states. The mortgage loans, which individually range from $302,500 to $11,240,000 in principal amount, have current interest rates ranging from 9.16% to 13.2% generally have 25-year amortization schedules, have balloon payments due from 1997 to 2017 and provide for certain facility fees. Almost all of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to
12.5 basis points. Approximately $9,825,000 of the loans due in 1997 will be paid off once the Company completes a sale leaseback transaction for the same amount on assisted living facilities that are being constructed.

     The following table sets forth certain information regarding the Company's mortgage loans as of December 31, 1996:


                         Number of              Number. of            Face Amount of       Current Amount of        Current Annual
      Location           Facilities             Beds/Units            Mortgage Loans        Mortgage Loans         Debt Service (1)
-----------------------------------------------------------------------------------------------------------------------------------
Alabama                           1                    142            $  4,100,000          $  4,060,562             $   489,706
Arizona                           3                    479              10,650,000            10,599,851               1,238,740
Arkansas                          2                    274               3,400,000             3,361,692                 396,918
California                       11                  1,587              22,805,000            23,501,020               2,888,344
Colorado                          4                    373               6,330,000             5,284,620                 615,460
Florida                           9                  1,106              30,944,862            31,726,985               3,644,254
Georgia                           3                    287               8,050,000             8,030,186                 929,512
Illinois                          2                    322               6,200,000             6,185,008                 643,244
Iowa                              3                    214               4,000,000             3,940,365                 493,338
Kansas                            4                    233               4,320,000             3,995,045                 474,810
Louisiana                         1                    127               1,600,000             1,600,000                 196,745
Mississippi                       3                    400              11,250,000            11,240,003               1,216,767
Missouri                          1                    174               2,801,000             2,872,520                 375,658
Nebraska                          5                    266               5,348,980             5,434,382                 601,749
Nevada                            1                    100               1,200,000             1,173,996                 142,523
North Carolina                    2                    201               3,770,000             3,728,490                 449,556
Ohio                              1                    150               5,200,000             5,173,773                 575,408
Oklahoma                          1                    161               1,300,000             1,292,252                 159,961

(Continued)
                         Number of              Number. of            Face Amount of       Current Amount of        Current Annual
      Location           Facilities             Beds/Units            Mortgage Loans        Mortgage Loans         Debt Service (1)
-----------------------------------------------------------------------------------------------------------------------------------
Oregon                            4                    261               8,160,000             8,157,238                 810,999
South Carolina                    5                    509              11,250,000            11,229,957               1,357,532
Tennessee                         3                    201               5,861,000             4,826,639                 561,609
Texas                            11                   1383              16,650,000            16,364,741               1,998,690
Washington                        4                    310               4,500,000             4,482,365                 551,282
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL                            84                  9,260            $179,690,842          $178,261,690             $20,812,805
===================================================================================================================================

(1)  Includes principal and interest payments.

     In general, the Company's mortgage loans may not be prepaid except in the event of the sale of the facility to a third party that is not affiliated with the borrower. The Company's mortgage loans impose a penalty upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the facility under pre-existing purchase option, destruction or condemnation, or other circumstances as approved by the Company. Such prepayment amount is based upon a percentage of the then outstanding balance declining ratably each year. In addition to a lien on the mortgaged property, the loans are generally secured by certain non-real estate assets of the facilities and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross-default and cross-collateralization features and certain guarantees. During 1996, the Company received a $941,000 payment with respect to the prepayment of one loan.


                          MORTGAGE-BACKED SECURITIES

     At December 31, 1996, the Company had investments of $92,545,000 in subordinated mortgage-backed pass through certificates collateralized by three pools consisting of 85 first mortgage loans secured by 148 skilled nursing facilities with a total of 16,064 beds in 24 states. Each mortgage loan, all of which were originated by the Company, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property (a "Mortgaged Property"). The $278,881,000 current principal amount of mortgage loans represented by the Certificates have individual principal balances ranging from approximately $297,000 to $13,760,000, have a weighted average interest rate of approximately 11.21%, and have remaining terms to scheduled maturities ranging from 28 months to 220 months.

     The following table sets forth certain information regarding the three pools of mortgage loans securing the Certificates as of December 31, 1996:

                                                                 Original Principal       Current Principal
                                 Number of        Number of      Amount of Remaining     Amount of Remaining      Current Annual
          Location               Facilities          Beds          Mortgage Loans         Mortgage Loans (1)        Debt Service
---------------------------------------------------------------------------------------------------------------------------------
Alabama                                    8          1,069            $ 18,425,800            $ 18,074,641           $ 2,253,561
Arizona                                    5            955              26,018,000              25,708,985             2,863,918
California                                16          1,705              27,404,786              25,753,046             3,588,009
Connecticut                                4            499              10,656,000              10,478,251             1,297,858
Florida                                    3            330              13,160,000              12,875,952             1,533,085
Georgia                                   10          1,078              20,822,000              20,566,473             2,498,370
Illinois                                   6            679              12,426,000              12,150,073             1,495,306
Iowa                                      10            750              13,531,000              13,782,238             1,493,545
Kansas                                     1             66               1,200,000               1,191,133               140,033

(Continued)
                                                                 Original Principal       Current Principal
                                 Number of        Number of      Amount of Remaining     Amount of Remaining      Current Annual
          Location               Facilities          Beds          Mortgage Loans         Mortgage Loans (1)        Debt Service
---------------------------------------------------------------------------------------------------------------------------------
Kentucky                                   1             67                 726,000                 711,348                88,862
Michigan                                   3            444               6,800,000               6,698,413               828,043
Mississippi                                1            120               2,800,000               2,773,733               332,810
Missouri                                   5            545               9,489,000               9,297,497             1,161,454
Montana                                    5            658              14,278,000              14,073,620             1,536,239
Nebraska                                   4            378               6,614,000               6,545,787               770,105
New Mexico                                 5            350               9,007,000               8,757,245             1,127,306
North Carolina                             2            256               5,350,000               5,217,532               649,726
Ohio                                       3            243               7,000,000               6,732,363               815,867
Oklahoma                                   1            112               1,300,000               1,262,522               167,409
S. Dakota                                  1             50                 585,000                 574,982                64,189
Tennessee                                  4            297               6,952,000               6,884,490               822,951
Texas                                     45          5,020              64,280,000              62,341,306             7,773,876
Washington                                 4            289               4,583,000               4,502,040               544,601
Wisconsin                                  1            104               2,075,000               1,927,543               264,000
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                    148         16,064            $285,482,586            $278,881,213           $34,111,123
=================================================================================================================================

(1) Included in the balances of the mortgages underlying the mortgage-backed securities are $54,205,000 of non-recourse mortgages payable by the Company. These mortgages are secured by 22 skilled nursing facilities containing a total of 2,634 beds that are owned by the Company and included in the "Owned Properties" described previously.

     Such mortgage loans generally have 25-year amortization schedules with balloon payments due from 1999 to 2015, unless prepaid prior thereto. Contractual principal and interest distributions with respect to the $92,545,000 of Certificates retained by the Company are subordinated to distributions of interest and principal with respect to the $192,210,000 Certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur, contractual principal reductions on the Certificates retained by the Company will commence in August 2004 with final maturity in April 2015. Distributions on any of the Certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the Certificates, including the exercise of certain purchase options under existing facility leases or the sale of the Mortgaged Properties. Each of the mortgage loans securing the Certificates contain similar prepayment and certain security provisions with respect to the Company's mortgage loans.

     As part of the REMIC transactions discussed above, the Company serves as the sub-servicer and, in such capacity, is responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the Certificates. The Company receives monthly fees equal to a fixed percentage of the then outstanding mortgage loans in the REMIC which, in management's opinion, represent currently prevailing terms for similar transactions. In addition, the Company will act as the special servicer to restructure any mortgage loans in the REMIC that become in default.

     At December 31, 1996, the mortgage-backed securities held by the Company have an effective interest rate of approximately 15.84% based on the expected future cash flows with no unscheduled prepayments.

Item 3.    LEGAL PROCEEDINGS

     None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 4a.   EXECUTIVE OFFICERS


                Name                    Age                    Position
                ----                    ---                    --------
       Andre C. Dimitriadis             56    Chairman, Chief Executive Officer and Director
       William McBride III              36    President, Chief Operating Officer and Director
       James J. Pieczynski              33    Senior Vice President and Chief Financial Officer


     Mr. Dimitriadis co-founded the Company in 1992 and was employed by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies, from October 1989 to May 1992, where he served as Executive Vice President and Chief Financial Officer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from 1985 to 1989, where he served as Executive Vice President - Finance, Chief Financial Officer and Director. Mr. Dimitriadis serves as Chairman of the board of directors of Health Management, Inc. and a member of the board of directors of Assisted Living Concepts, Inc. and Magellan Health Services.

     Mr. McBride co-founded the Company in 1992 and was employed by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies, from April 1988 to July 1992, where he served as Vice President, Controller and Chief Accounting Officer from April 1988. Prior to that, he was employed by Ernst & Young LLP, an international accounting firm, from 1982 to 1988. Mr. McBride serves as Chairman of the board of directors of Assisted Living Concepts, Inc. and a member of the board of directors of Malan Realty Investors, Inc.

     Mr. Pieczynski has served as Senior Vice President and Chief Financial Officer of the Company since May 1994. He joined the Company in December 1993 as Vice President and Treasurer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from May 1990 to December 1993, where he served as Assistant Controller and Director of Development. From 1984 to 1990, he was employed by Arthur Andersen & Co. LLP, an international accounting firm.

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The Company's common stock is listed on the New York Stock Exchange. Set forth below are the high and low reported sale prices for the Company's common stock as reported on the New York Stock Exchange.

                                        Price Per Share
                                         High     Low
                                        ------   ------
1995
----
   First Quarter                        13.625   12.500
   Second Quarter                       13.750   12.625
   Third Quarter                        15.250   13.125
   Fourth Quarter                       15.500   14.000

1996
----
   First Quarter                        17.125   14.875
   Second Quarter                       16.625   15.125
   Third Quarter                        17.250   15.875
   Fourth Quarter                       18.875   16.250

1997
----
   First Quarter                        18.250   17.750
        (through February 1, 1997)


(b) As of January 31, 1997, there were approximately 675 stockholders of record of the Company's common stock. At the date of filing of this Annual Report on Form 10-K, the Company is unable to estimate the number of additional stockholders whose shares are held for them in street name or nominee accounts.
(c) The Company has declared total cash distributions for the two years 1995 and 1996 as set forth below:


                                   Distributions Declared Per Share
                                   --------------------------------
1995
----
   Quarter ended March 31                       $  .29
   Quarter ended June 30                           .29
   Quarter ended September 30                     .315
   Quarter ended December 31                      .315
                                                ------
                                                $ 1.21
                                                ======
1996
----
   Quarter ended March 31                       $ .315
   Quarter ended June 30                           .34
   Quarter ended September 30                      .34
   Quarter ended December 31                       .34
                                                ------
                                                $1.335
                                                ======

     The Company intends to distribute to its stockholders a majority of its funds from operations and, in any event, an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from its real estate investments. All distributions will be made by the Company subject to approval of the Board of Directors and will depend on the earnings of the Company, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Code, the Company is required to make distributions to holders of its shares equal to at least 95% of the Company's "REIT taxable income."

Item 6.    SELECTED FINANCIAL INFORMATION

     The following table of selected financial information for the twelve months ended December 31, 1996, 1995, 1994 and 1993 and for the period from August 25, 1992 (commencement of operations) to December 31, 1992 should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                (In thousands, except per share amounts)
                                             1996       1995       1994       1993       1992(1)
                                         --------   --------   --------   --------   -----------
Operating Information:
Revenues                                 $ 54,930   $ 35,569   $ 27,641   $ 15,847   $  4,012
Expenses:
   Interest expense                        20,604      9,407      6,563      6,400      2,597
   Depreciation and amortization            6,298      3,072      1,781        799         41
   Amortization of Founders' stock            114        221        372        481        281
   Provision for loan losses                    -          -        550        372         75
   Minority interest                          898         57          -          -          -
   Operating and other expenses             4,479      2,772      3,037        948        255
                                         --------   --------   --------   --------   --------
      Total expenses                       32,393     15,529     12,303      9,000      3,249
                                         --------   --------   --------   --------   --------
Net Income                               $ 22,537   $ 20,040   $ 15,338   $  6,847   $    763
                                         ========   ========   ========   ========   ========
Weighted average shares outstanding        19,257     18,257     15,443      9,169      7,962
                                         ========   ========   ========   ========   ========

Per share Information:
Net income                                  $1.17      $1.10   $   0.99   $   0.75   $   0.10
Distributions declared (2)                 $1.335      $1.21   $   1.10   $   1.02   $   0.35

Balance Sheet Information:
Real estate investments, net             $481,745   $340,225   $220,025   $147,269   $ 94,802
Total assets                              494,149    357,162    239,369    154,303    148,562
Total debt                                283,472    174,083     55,835     61,804     73,192
Total liabilities                         299,207    185,458     66,148     69,156     78,250
Minority interest                          10,528      1,098          -          -          -
Total stockholders' equity                184,414    170,606    173,221     85,147     70,312

                                             1996       1995       1994       1993       1992
                                         --------   --------   --------   --------   --------
Other Information:
Funds from Operations (3)                $ 28,793   $ 23,944   $ 17,078   $  7,605   $    791
Weighted average shares outstanding        19,257     18,257     15,443      9,169      7,962


(1)  From August 25, 1992 (commencement of operations) to December 31, 1992.
(2)  Distributions may exceed current or accumulated net income.
(3) Funds from Operations ("FFO") represents net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time. FFO provides an alternative measurement criteria, exclusive of certain non-cash charges included in GAAP income, by which to evaluate the performance of such investments. In March 1995, NAREIT modified the definition of FFO to eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income when computing FFO. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. For the above schedule, FFO has been restated for the new method for all periods.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

     Year ended December 31, 1996 compared to the year ended December 31, 1995

     Total revenues for the twelve months ended December 31, 1996 increased by $19,361,000 or 54% to $54,930,000 from $35,569,000. The increase was primarily due to increased rental income of $10,594,000, increased mortgage interest income of $4,382,000 and increased interest income from mortgage-backed securities of $3,480,000. Rental income increased primarily as a result of $113,858,000 of gross investments in new properties during 1996 and the full year impact of investments made in 1995. The increase in mortgage interest income related to the higher overall mortgage investment base that impacted 1996 earnings as compared to the investment base that impacted 1995 earnings. Interest from mortgage-backed securities increased as a result of the third securitization transaction which closed in March 1996. During 1996, the Company completed over $205,000,000 of net investments. The remaining increase in income of $905,000 was primarily due to fees the Company received in 1996 from prepayments of one mortgage loan and eight loans underlying the mortgage-backed securities.

      Total expenses for the twelve months ended December 31, 1996 increased by $16,864,000 or 109% to $32,393,000 from $15,529,000 a year ago. The increase resulted primarily from increases in interest expense of $11,197,000, depreciation and amortization expense of $3,119,000, and from operating and other expense of $1,707,000. Interest expense increased primarily due to a higher borrowing base in 1996. In 1996, the Company issued two convertible debt securities totaling $60,000,000 offset by a decrease of $18,813,000 due to conversions of debentures. Net bank borrowings increased by $30,930,000 while net mortgage financing increased by $37,498,000 from new acquisitions in 1996. During 1996, the Company acquired 22 assisted living facilities and 20 skilled nursing facilities resulting in an increase in depreciation and amortization expense. Operating and other expenses increased by $1,707,000 or 62%; however, as a percentage of revenues, such expenses increased only 5%, due to approximately $1,445,000 in additional salaries and bonuses in 1996. The remaining portion of the increase in operating expense was due to higher administrative costs. Minority interest expense increased $841,000 due to the addition of six new partnership transactions in 1996.

      As a result of the foregoing, net income for the twelve months ended December 31, 1996 increased $2,497,000 over the same period a year earlier.

      Year ended December 31, 1995 compared to the year ended December 31, 1994

      Total revenues increased $7,928,000 primarily as a result of increased rental income of $4,292,000 and increased interest income on mortgage loans and mortgage-backed securities of $3,260,000. These increases were primarily attributable to investments of approximately $145,724,000 in long-term care facilities the Company made during 1995 and the full year impact of investments made in 1994. Revenue also increased as a result of increases in rents and interest at those facilities that are required to pay such rents and interest. The remaining increase of $376,000 was primarily due to an increase of $158,000 in prepayment fees received by the Company in 1995 and increases in facility fees and other income of $218,000.

      Total expenses for the twelve months ended December 31, 1995 were $15,529,000 versus $12,303,000 for the same period in 1994. The increase was due in large part to an increase in interest expense of approximately $3,581,000 due to the issuance of $30,000,000 of convertible debentures in September 1994

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


and $61,500,000 of convertible debentures in September 1995. Interest expense also increased by approximately $899,000 due to increased levels of bank borrowings and by approximately $954,000 due to the assumption of non-recourse mortgages. These increases were offset by a decrease of $2,590,000 in interest expense in connection with the conversion of a portion of the Company's 9.75% convertible debentures in 1995. Increased expenses were also attributable to increased depreciation and amortization totaling $1,140,000 as a result of acquisitions in 1995 and 1994. During 1995, the Company acquired 11 skilled nursing facilities and six assisted living residences. Reduction in operating and other expenses resulted primarily from a decrease in bonus expense of $764,000 offset by increased staffing and administrative costs.

     As a result of the foregoing, net income for the twelve months ended December 31, 1995 increased $4,702,000 over the same period a year earlier.

Liquidity and Capital Resources

     As of December 31, 1996, the Company had investments in 248 skilled nursing facilities with a total of 28,628 beds and 35 assisted living facilities with a total of 1,456 units in 32 states. The Company's real estate investment portfolio consisted of approximately $178,262,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000), approximately $92,545,000 invested in mortgage-backed securities, and approximately $223,578,000 (before accumulated depreciation of $11,640,000) invested in long-term care facilities owned by the Company and leased to operators.

     During 1996, the Company completed investments totaling over $205,000,000 which consisted of purchases of 42 long-term care facilities for approximately $113,858,000 and mortgage loans of $99,440,000 net of the sale of four properties in Texas for $7,589,000. The Company financed its investments through the sale of $60,000,000 aggregate principal amount of convertible debentures in February and August 1996, the sale of $90,552,000 of mortgage-backed securities in March 1996, the assumption of non-recourse mortgage loans totaling $9,641,000, the issuance of $8,932,000 in limited partnership interests, short-term borrowings and cash on hand. During 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate price of approximately $1,831,000. The Company also paid off one of its outstanding mortgage loans totaling $3,331,000.

     Under the Credit Agreement, the Company has an unsecured line of credit in the amount of $45,000,000 which expires on May 31, 1998. Borrowings under the credit line bear interest at LIBOR plus 1.5% and are subject to standard affirmative and negative covenants. As of February 1, 1997, the Company had $38,700,000 in borrowings outstanding under the Credit Agreement bearing a weighted average interest rate of approximately 7.2%. In addition, the Company has entered into the Repurchase Agreement with a financial institution under which it can borrow up to $84,000,000. The scheduled maturity of the Repurchase Agreement is November 15, 1997; however, the Company has historically been able to renew the Repurchase Agreement. Borrowings under the Repurchase Agreement bear interest at LIBOR plus 2% and are secured by a pledge of certain mortgage loans. At February 1, 1997, $50,000,000 was outstanding under the Company's Repurchase Agreement bearing an average interest rate of approximately 7.7%.

     The credit and repurchase agreements (collectively "lines of credit") limit the amount of borrowings available to between 50% and 60% of the Company's borrowing base. Under the Credit Agreement, the Company's borrowing base is comprised of certain owned properties and mortgage loans. At December 31, 1996, the borrowing base under the Credit Agreement is limited to 50% of the cost of the total applicable value of the properties and 60% of the total applicable value of eligible mortgage loans in the borrowing base or approximately $45,000,000. Under the Repurchase Agreement, the borrowing base consists of various loans

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


which have been assigned to the financial institution. The Company can borrow up to 60% of the loans which have been assigned. Based on the current level of collateral and borrowings at February 1, 1997, there was approximately $28,451,000 available under the Company's Repurchase Agreement which the Company anticipates will be increased to $34,000,000 when additional collateral is accepted. In addition, the Company had registered in a shelf registration but had not issued up to $77,250,000 of additional securities for future issuance from time to time.

     In July 1996, in connection with obtaining a $50,180,000 commitment to enter into a sale leaseback transaction with Assisted Living Concepts, Inc. ("ALC"), the Company agreed to sell four assisted living facilities ("ALFs") it acquired during 1996 in Texas to ALC for approximately $7,589,000. There was no gain or loss recognized on the sale; however, the Company received an administration fee of approximately $214,000 in conjunction with the sale of the four ALFs. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "November 1996 Agreement"). Under the November 1996 Agreement, the Company will be credited interest at a three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The November 1996 Agreement will be terminated on or before November 7, 1998 which is the latest date by which the Company anticipates having long-term financing in place on these ALFs. At December 31, 1996, the Company had an unrealized gain of $251,000 under the November 1996 Agreement.

      The Company also anticipates completing a securitization transaction within the next year, the proceeds of which will be used to repay borrowings outstanding under its Repurchase Agreement and its Credit Agreement. In connection with such securitization, the Company, in September 1995, entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement"), which effectively locked-in the net interest margin on $60,000,000 principal amount of senior certificates that the Company anticipates will be sold. The September 1995 Agreement has a stated termination date of the earlier of (i) the completion of the securitization or (ii) November 17, 1997 and has been accounted for as a hedging transaction. As of December 31, 1996, the Company had an unrealized loss of $253,000 under the September 1995 Agreement.

      In June 1996, the Financial Accounting Standards Board issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Pursuant to the Statement, the Company will be required to reclassify to "available-for-sale" status its investments in mortgage-backed securities that can contractually be prepaid and measure them like investments in debt securities consistent with Statement 115. Adoption of Statement No. 125 is not required until January 1, 1997. Management does not believe that the result of this reclassification will have a material effect on the financial position of the Company.

     The Company has the option to redeem, without penalty, its currently outstanding $843,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures at any time. Since such debentures are convertible into common stock of the Company at a conversion price of $10.00 per share, the Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

     During January 1997, the Company provided mortgage loans totaling approximately $18,530,000 and acquired one skilled nursing facility for $2,556,000. Included in the mortgage loans are approximately $17,330,000 of mortgage loans on assisted living facilities which will be paid off once the Company completes a sale leaseback transaction for the same amount on assisted living facilities that are
                                      22

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

being constructed. As of February 1, 1997, the Company had outstanding investment commitments totaling $82,790,000, consisting of approximately $22,650,000 in commitments to make mortgage loans and commitments for the acquisition of one nursing and 25 assisted living facilities for an aggregate purchase price of approximately $60,140,000, including the remaining $35,330,000 commitment to Assisted Living Concepts, Inc. discussed previously. The Company expects to fund substantially all of these commitments by the end of 1997. In addition, in January 1997, the Company sold 1,000,000 shares of common stock at $17.75 per share through a public offering. Of the net proceeds, $17,300,000 was used to pay borrowings under the unsecured line of credit.

     The Company expects its future income and ability to make distributions from cash flows from operations to depend on the collectibility of its mortgage loans receivable, mortgage-backed securities and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing and assisted living facilities owned by or pledged to the Company. The operating results of the facilities will depend on various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, the Company's future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. The Company cannot presently predict what impact these proposals may have, if any. The Company believes that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing and assisted living facilities, the Company's borrowers and the underlying collateral for mortgage loans and make future revisions to the provision, if considered necessary.

     The Company's investments, principally its investments in mortgage loans, mortgage-backed securities, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company's costs of financing its operations and the fair market value of its financial assets. The Company generally makes loans which have predetermined increases in interest rates and leases which have agreed upon annual increases. Inasmuch as the Company initially funds its investments with its revolving bank line and repurchase agreement, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase between the time the Company originates the investment and the time it securitizes the loans or replaces the short-term variable rate borrowings with a fixed rate financing. To help reduce the negative impact of changes in interest rates, the Company partially hedges, or locks in, its net interest rate spread on its investments with interest rate swaps, as previously described.

     The Company believes that its current cash flow from operations available for distribution or reinvestment, its remaining borrowing capacity under its lines of credit and anticipated securitization transaction are sufficient to provide for payment of its operating costs, fund investments and provide funds for distribution to its stockholders. In addition to its borrowing capacity, the Company is considering various other proposals for additional long-term financing to meet the needs of the Company.

Item 8.                         FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Report of  Independent Auditors.................................    25

Consolidated Balance Sheets as of December 31, 1996 and 1995....    26

Consolidated Statements of Income for the years ended
   December 31, 1996, 1995 and 1994.............................    27

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1996, 1995 and 1994.......................    28

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994.............................    29

Notes to Consolidated Financial Statements......................    30


                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
LTC Properties, Inc.

     We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                 /s/ ERNST & YOUNG LLP


Los Angeles, California
January 13, 1997, except Note 10, as to
which the date is February 1, 1997

                             LTC PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                     December 31,    December 31,
                                                                         1996            1995
                                                                    -------------    ------------
                                                                           (In thousands)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
  amortization:   1996 - $11,640; 1995 - $5,487                      $199,591        $104,546
Land                                                                   12,347           7,236
Mortgage loans receivable, net of allowance for doubtful accounts:
  1996 - $1,000; 1995 - $997                                          177,262         161,059
Mortgage-backed securities                                             92,545          67,384
                                                                     --------        --------
  Real estate investments, net                                        481,745         340,225
Other Assets:
  Cash and cash equivalents                                             3,148           1,434
  Restricted cash                                                           -           8,300
  Debt issue costs, net                                                 4,150           3,331
  Interest receivable                                                   2,817           2,093
  Prepaid expenses and other assets                                     2,289           1,779
                                                                     --------        --------
                                                                       12,404          16,937
                                                                     --------        --------
    Total assets                                                     $494,149        $357,162
                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                  $135,828        $ 94,641
Bank borrowings                                                        79,400          48,470
Mortgage loans payable                                                 54,205          16,707
Bonds payable and capital lease obligations                            14,039          14,265
Accrued interest                                                        6,015           3,196
Accrued expenses and other liabilities                                  3,041           2,415
Distributions payable                                                   6,679           5,764
                                                                     --------        --------
     Total liabilities                                                299,207         185,458

Minority interest                                                      10,528           1,098

Commitments                                                                 -               -
Stockholders' equity:
Preferred stock $0.01 par value:  10,000,000 shares                         -               -
  authorized;  none issued and outstanding
Common stock $0.01 par value; 40,000,000 shares authorized;
  shares issued and outstanding: 1996 - 19,484,208;
  1995 - 18,297,254                                                       195             183
Capital in excess of par value                                        195,297         178,453
Cumulative net income                                                  65,525          42,988
Cumulative distributions                                              (76,603)        (51,018)
                                                                     --------        --------
    Total stockholders' equity                                        184,414         170,606
                                                                     --------        --------
    Total liabilities and stockholders' equity                       $494,149        $357,162
                                                                     ========        ========

                            See accompanying notes

                             LTC PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                    (In thousands except per share amount)


                                            Years ended December 31,
                                           --------------------------
                                            1996      1995      1994
                                           -------   -------   ------
Revenues:
  Rental income                            $20,529   $ 9,935   $ 5,643
  Interest income from mortgage loans       17,498    13,116    12,836
  Interest income from mortgage-backed      14,383    10,903     7,923
   securities
  Interest and other income                  2,520     1,615     1,239
                                           -------   -------   -------

          Total revenues                    54,930    35,569    27,641

Expenses:
  Interest expense                          20,604     9,407     6,563
  Depreciation and amortization              6,298     3,072     1,781
  Amortization of Founders' stock              114       221       372
  Provision for loan losses                      -         -       550
  Minority interest                            898        57         -
  Operating and other expenses               4,479     2,772     3,037
                                           -------   -------   -------

          Total expenses                    32,393    15,529    12,303
                                           -------   -------   -------

Net income                                 $22,537   $20,040   $15,338
                                           =======   =======   =======

Net income per share                       $  1.17   $  1.10   $  0.99
                                           =======   =======   =======

Weighted average shares outstanding         19,257    18,257    15,443
                                           =======   =======   =======


                             See accompanying notes

                             LTC PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                (Amounts in thousands, except per share amounts)


                                    Common         Stock        Capital in       Cumulative         Cumulative             Total
                                    Shares        Amount      excess of par      Net Income       Distributions        Stockholders'
                                                                  value                                                   Equity
                                ---------------------------------------------------------------------------------------------------
Balances at December 31, 1993        9,737          $ 97         $ 89,698           $ 7,610            $(12,258)           $ 85,147
Amortization of Founders'
 stock                                   -             -              372                 -                   -                 372
Issuance of common stock, net        4,800            48           59,570                 -                   -              59,618
Conversions of debentures,
 net of unamortized issue costs
 of $1,237                           3,330            34           32,261                 -                   -              32,295
Repurchase of common stock            (209)           (2)          (2,666)                -                   -              (2,668)
Net income                               -             -                -            15,338                   -              15,338
Distributions ($1.10 per share)          -             -                -                 -             (16,881)            (16,881)
                                ---------------------------------------------------------------------------------------------------
Balances at December 31, 1994       17,658           177          179,235            22,948             (29,139)            173,221
Amortization of Founders' stock          -             -              221                 -                   -                 221
Exercise of stock options                2             -               24                 -                   -                  24
Conversions of debentures,
 net of unamortized issue costs
 of $651                             1,936            19           18,924                 -                   -              18,943
Repurchase of common stock          (1,299)          (13)         (18,076)                -                   -             (18,089)
Repurchase of warrants                   -             -           (1,875)                -                   -              (1,875)
Net income                               -             -                -            20,040                   -              20,040
Distributions ($1.21 per share)          -             -                -                 -             (21,879)            (21,879)
                                ---------------------------------------------------------------------------------------------------
Balances at December 31, 1995       18,297           183          178,453            42,988             (51,018)            170,606
                                ---------------------------------------------------------------------------------------------------
Amortization of Founders' stock          -             -              114                 -                   -                 114
Exercise of options                      3             -               39                 -                   -                  39
Conversions of debentures,
 net of unamortized issue costs
 of $576                             1,304            13           18,521                 -                   -              18,534
Repurchase of common stock            (120)           (1)          (1,830)                -                   -              (1,831)
Net income                               -             -                -            22,537                   -              22,537
Distributions ($1.335 per share)         -             -                -                 -             (25,585)            (25,585)
                                ---------------------------------------------------------------------------------------------------
Balances at December 31, 1996       19,484          $195         $195,297           $65,525            $(76,603)           $184,414
                                ===================================================================================================

                            See accompanying notes

                             LTC PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (In thousands)


                                                                             Year ended December 31,
                                                                       -----------------------------------
                                                                          1996         1995         1994
                                                                       ---------   ----------   ----------
OPERATING ACTIVITIES:
   Net income                                                          $ 22,537    $  20,040    $  15,338
   Depreciation, amortization and non-cash charges                        8,181        5,014        2,810
   Amortization of Founders' stock                                          114          221          372
                                                                       --------    ---------    ---------
      CASH FROM OPERATING ACTIVITIES AVAILABLE
      FOR DISTRIBUTION OR REINVESTMENT                                   30,832       25,275       18,520
   Net change in other assets and liabilities                             2,957       (1,078)         722
                                                                       --------    ---------    ---------
        Net cash provided by operating activities                        33,789       24,197       19,242
INVESTING ACTIVITIES:
      Investment in real estate mortgages                               (99,440)    (101,908)    (120,472)
      Acquisitions of real estate properties, net                       (95,285)     (23,403)     (41,136)
      Sale of real estate properties, net                                 7,589            -            -
      Deferred facility fees, net                                           233          251          558
      Proceeds from sale of mortgage-backed securities, net              86,674       19,216       80,203
      Principal payments on real estate mortgages                         2,272        2,634        8,550
      Restricted cash                                                     8,300       (8,300)           -
      Principal payments on mortgage loans payable                       (3,893)         (37)           -
      Other                                                                (660)          88       (1,249)
                                                                       --------    ---------    ---------
        Net cash used in investing activities                           (94,210)    (111,459)     (73,546)

FINANCING ACTIVITIES:
      Proceeds from issuance of convertible debenture offerings, net     57,833       59,091       28,899
      Proceeds from issuance of common stock, net                            39            -       59,618
      Proceeds from issuance of bonds                                         -        8,300            -
      Repurchase of warrants                                                  -       (1,875)           -
      Distributions paid                                                (24,670)     (21,237)     (14,388)
      Borrowings under the lines of credit, net                          30,930       48,470       (6,000)
      Repurchase of common stock                                         (1,831)     (18,089)      (2,668)
      Other                                                                (166)        (230)           4
                                                                       --------    ---------    ---------
        Net cash provided by (used in) financing activities              62,135       74,430       65,465
                                                                       --------    ---------    ---------
(Decrease) increase in cash and cash equivalents                          1,714      (12,832)      11,161
Cash and cash equivalents, beginning of year                              1,434       14,266        3,105
                                                                       --------    ---------    ---------
Cash and cash equivalents, end of year                                 $  3,148    $   1,434    $  14,266
                                                                       ========    =========    =========
Supplemental disclosure of cash flow information:
        Interest paid during the year                                  $ 16,631    $   7,428    $   6,909
                                                                       ========    =========    =========

                            See accompanying notes

                             LTC PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   The Company

     LTC Properties, Inc. (the "Company") was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. The Company, which is organized as a real estate investment trust, invests in long-term care facilities through mortgage loans, facility lease transactions and other investments. As of December 31, 1996, the Company had investments in 248 properties ("the Properties") located in 32 states and operated by 84 health care providers. The Properties include 248 skilled nursing facilities with a total of 28,628 beds and 35 assisted living residences with a total of 1,456 units. At December 31, 1996, the Company's real estate investment portfolio consisted of approximately $223,578,000 (before accumulated depreciation of $11,640,000) invested in 73 long-term care facilities owned by the Company and leased to operators, approximately $178,262,000 (before allowance for doubtful accounts of $1,000,000) invested in 67 mortgage loans secured by 73 skilled nursing facilities and 11 assisted living facilities ("ALFs") and approximately $92,545,000 invested in mortgage-backed securities secured by 148 skilled nursing facilities.

2.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of three months or less and are stated at cost which approximates market.

Land, Buildings and Improvements

     Land, buildings and improvements are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets which range from 7 years for equipment to 40 years for buildings. During the year, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that no impairment write-downs were necessary. Depreciation expense on buildings and improvements, including facilities owned under capital leases, was $6,214,000, $2,996,000 and $1,740,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                             LTC PROPERTIES, INC.

Hedging of Anticipated Transactions

     The Company enters into forward interest rate swap agreements to hedge certain firm commitments and to hedge anticipated securitization transactions. Any gains or losses related to qualifying hedges of firm commitments and anticipated transactions are ultimately recognized upon completion of the hedged transaction.

Revenue Recognition

     Interest income on mortgage loans and mortgage-backed securities is recognized on the accrual basis using the effective interest method. The total amount of the base rent payments from operating leases is accrued as earned over the term of the lease. Contingent rental income, which is generated by a percentage of increased revenue over a specified base period revenue of the long-term care facilities, is recognized as earned.

Federal Income Taxes

     No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income which is distributed to stockholders, provided that such distribution is at least 95 percent of its taxable income.

Concentration of Credit Risks

     The Company's credit risks primarily relate to cash and cash equivalents, the investment in mortgage-backed securities, mortgage loans receivable, facility leases and interest rate swaps. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The mortgage-backed securities relate to participating interests in real estate mortgage investment conduits ("REMICs") as discussed in Note 4. The Company's mortgage loans receivable relate primarily to loans secured by long-term care facilities as discussed in
Note 4. The facility leases relate to the long-term care facilities the Company owns and leases to third party operators.

     The Company's financial instruments, principally its investment in mortgage-backed securities and mortgage loans receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. The Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management's periodic review of its portfolio.

Net Income Per Share

     Computation of net income per share is based on weighted average number of shares of common stock outstanding and dilutive common stock equivalents (principally stock options).

                             LTC PROPERTIES, INC.

Debt Securities

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Management determines the appropriate classification of debt securities at the time of purchase or origination and reevaluates such designation as of each balance sheet date. Debt securities, principally mortgage-backed securities, are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" (Statement 123) which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 (APB 25). Statement 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. Statement 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to adopt the disclosure requirements of Statement 123 but will continue to account for stock-based compensation under APB 25. Statement 123's disclosure requirements are applicable to stock-based awards granted in fiscal years beginning after December 15, 1994.

New Accounting Pronouncement

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125) which is effective beginning January 1, 1997, Statement 125 amends SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115) to include interest-only strips as securities which must be classified as investments that are either available-for-sale or for trading. Accordingly, effective January 1, 1997, the Company will reclassify the portion of its REMIC certificate investments that represent interest-only strips to "available-for-sale" status and account for them consistent with the provisions of Statement No. 115. Management does not believe that the result of this reclassification will have a material effect on the financial position of the Company.

3.   Supplemental Cash Flow Information

     Details of net changes in other assets and liabilities for the years ended December 31, 1996, 1995 and 1994 follow:

                                                                          1996       1995       1994
                                                                        --------   --------   ---------
  (Increase) in interest receivable                                     $  (875)   $  (741)   $   (462)
  (Increase) decrease in prepaid, other assets and allowance                (99)      (285)        475
  Increase (decrease) in accrued interest                                 2,819      1,224        (755)
  Increase (decrease) in accrued expenses and other liabilities           1,112     (1,276)      1,464
                                                                        -------    -------    --------
                     Net change                                         $ 2,957    $(1,078)   $    722
                                                                        =======    =======    ========

                             LTC PROPERTIES, INC.


                                                                           1996       1995        1994
                                                                        -------    -------    --------
Non-cash investing and financing transactions:
  Securitization of mortgage loans for mortgage-
    backed securities                                                   $80,962    $     -    $127,640
  Issuance of mortgage loans payable for mortgage-backed securities      31,525          -           -
  Conversion of debentures into common stock                             18,813     19,357      33,306
  Assumption of mortgage loans payable relating to
    acquisitions of real estate properties                                9,641     13,407       3,337
  Assumption of capital lease obligations                                     -      5,965           -
  Minority interest                                                       8,932      1,041           -


     Cash flow from operations available for distribution or reinvestment is defined as net income (computed in accordance with generally accepted accounting principles) plus depreciation and amortization and non-cash charges. Non-cash charges in the Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 include the effective interest method of income on the mortgage-backed securities, interest expense recorded but not paid on the debentures which converted and amortization of debt issuance costs.

4.   Real Estate Investments

Mortgage Loans

     During 1996, the Company invested $99,440,000 in mortgage loans secured by, among other things, first mortgages on 31 skilled nursing facilities with a total of 4,077 beds and five assisted living residences with a total of 177 units and certain borrower guarantees. The mortgage loans, which individually range from $305,000 to $11,250,000 in principal amount, have an initial weighted average interest rate of 10.42%, have stated maturities of 5 to 20 years, generally have 25-year amortization schedules, and provide for certain facility fees. Most of the loans provide for annual interest rate increases in the initial rate based upon a specified increase, which range from 10 to 12.5 basis points. Approximately $9,825,000 of the loans due in 1997 will be paid off once the Company completes a sale-leaseback transaction for the same amount on assisted living facilities that are being constructed.

     In March 1996, the Company provided non-recourse mortgage loans secured by long-term care facilities to three of its wholly owned subsidiaries and to certain partnerships in which the Company was a general partner totaling $31,525,000. Concurrent with the closing of the loans, the Company completed a real estate investment conduit ("REMIC") transaction in which loans totaling $112,487,000, including the $31,525,000 originated in 1996, were exchanged for mortgage pass-through certificates for an equal amount. See "Mortgage-Backed Securities." See Note 5 - Other Long-term Obligations.

     At December 31, 1996, the Company had 67 mortgage loans receivable secured by first mortgage loans on 73 skilled nursing facilities with a total of 8,672 beds and 11 assisted living residences with 588 units located in 23 states. The mortgage loans, which have a carrying amount of approximately $177,262,000 at December 31, 1996, are reflected in the Company's financial statements net of $1,000,000 of loan loss reserves. The mortgage loans, which individually range from $302,500 to $11,240,000 in principal amount, have current interest rates ranging from 9.16% to 13.2% with final payments due from 1997 to 2017. The minimum future principal payments from the mortgage loans at

                             LTC PROPERTIES, INC.

December 31, 1996 are as follows: $11,617,000 in 1997, $3,035,000 in 1998,
$5,095,000 in 1999, $7,189,000 in 2000, $7,327,000 in 2001 and $143,999,000
thereafter.

Mortgage-Backed Securities

     On March 29, 1996, the Company securitized approximately $112,487,000 of loans by creating a REMIC which, in turn, issued mortgage pass-through certificates for the same amount in the form of various classes of certificates (the "Certificates"). As part of the securitization, the Company sold approximately $90,552,000 of Certificates to third parties at an effective interest rate of 7.19%. The Company retained the remaining $21,935,000 face amount of such Certificates which are effectively subordinated in right of payment to the Certificates sold to third parties. Included in the mortgage-backed securities are interest-only certificates which have no face amount but are entitled to receive cash flows designated as interest. The net proceeds from the REMIC transaction were used to repay borrowings outstanding under the Company's lines of credit. The mortgage loans represented by the Certificates consisted of 34 mortgage loans, including the loans provided to the Company's wholly owned subsidiaries and to the limited partnerships totaling $31,525,000, and were secured by 55 skilled nursing facilities in 17 states. The mortgage loans in the REMIC pool had an initial weighted average mortgage interest rate of 10.69% and a weighted average remaining term to stated maturity of approximately 107 months. Concurrently with the closing of the REMIC transaction, the Company's interest rate swap agreement entered into in May 1995 was terminated at a cost of approximately $1,500,000 and recognized in the securitization transaction which resulted in no gain or loss.

     The mortgage-backed securities owned by the Company, which at December 31, 1996 had a carrying value of $92,545,000, are subordinated to approximately $192,210,000 of senior Certificates which carry a weighted average interest rate of 7.79%. The Company's mortgage-backed securities had a weighted average effective yield of approximately 15.84% at December 31, 1996.

     As part of the REMIC transaction discussed above, the Company serves as the sub-servicer and, in such capacity, is responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the Certificates. The Company receives monthly fees equal to a fixed percentage of the then outstanding mortgage loans in the REMIC which, in management's opinion, represent currently prevailing terms for similar transactions. In addition, the Company will act as the special servicer to restructure any mortgage loans in the REMIC that are in default. At December 31, 1996, all of the payments currently due on its mortgage-backed securities were received.

Interest Rate Swap Agreements

     In November 1996, the Company entered into a one-year forward ten-year interest rate swap agreement (the "November 1996 Agreement") to hedge a $50,180,000 commitment to purchase ALFs. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). Under the November 1996 Agreement, the Company will be credited interest at a three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The November 1996 Agreement will be terminated on or before

                             LTC PROPERTIES, INC.

November 7, 1998. At December 31, 1996, the Company had an unrealized gain of $251,000 under the November 1996 Agreement. See Note 8.

     In September 1995, the Company entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement") in conjunction with an anticipated securitization transaction to be completed in 1997. Under the September 1995 Agreement, the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.64% on a notional amount of $60,000,000 which is being accounted for as a hedge. This effectively locked in the net interest margin on $60,000,000 principal amount of senior certificates the Company anticipates will be sold in the securitization transaction. Concurrent with the closing of the hedged transaction, any gains and losses associated with the interest rate swap will be included as a component of the fair market value of the assets received in the transaction. The September 1995 Agreement will be terminated at the earlier of (i) an anticipated securitization transaction to be completed during the second half of 1997 or (ii) November 17, 1997. At December 31, 1996, the Company had an unrealized loss of $253,000 under the September 1995 Agreement.

     At December 31, 1996, the total notional amount of the interest rate swap agreements with off-balance sheet risk was $100,000,000.

Real Estate Properties and Lease Commitments

     During 1996, the Company acquired for approximately $45,345,000 22 assisted living facilities ("ALFs") in Alabama, Idaho, Oklahoma, Oregon, Texas and Washington with a total of 820 units. Eighteen of these ALFs were purchased for a total of $38,495,000 and have been leased to Assisted Living Concepts, Inc. ("ALC") for a total annual rent of approximately $3,758,000 (subject to annual increases) pursuant to long-term non-cancelable agreements. Included in the leases to ALC were five ALFs in Washington which were purchased for $11,280,000 and had been financed by the Company through the issuance of $8,300,000 of multi-family tax-exempt revenue bonds in December 1995 that have a total cost of funds of approximately 5.9%. As of December 31, 1996, the Company had acquired all five of the Washington ALFs and had leased them to ALC generating an initial annual rent of approximately $948,000. The Company also acquired for $14,450,000 four skilled nursing facilities in Alabama, Georgia and Tennessee with a total of 472 beds. See Note 5- Other Long-term obligations.

     During the twelve months ended December 31, 1996, six newly formed limited partnerships, of which the Company, through certain of its subsidiaries, is the general partner, acquired 16 skilled nursing facilities in Alabama, Arizona, Iowa and Texas for a total of approximately $54,063,000. These facilities were purchased subject to mortgage loans of approximately $9,641,000. Under the partnership agreements, the Company has guaranteed payment of a 10% preferred return to the holders of the $8,932,000 in limited partnership interests. Under certain circumstances, the limited partnership interests can be exchanged, at the option of the holders, into 628,511 shares of the Company's common stock at exercise prices ranging from $13.00 to $15.00 commencing in January and July 1997. The mortgage loans of $9,641,000 assumed by the Company have an initial average interest rate of 11.64%, are due in 2002-2005 and are currently owned by REMICs formed by the Company in 1993 and 1994. In conjunction with these REMICs, the Company sold senior certificates to third parties in 1993 and 1994 at a blended

                             LTC PROPERTIES, INC.

interest rate of approximately 7.1% and 8.9%, respectively, and retained the remaining certificates. See Note 5- Other Long-term obligations.

     The Company leases its owned long-term facilities under operating leases generally with an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. Certain of the Company's leases provide for additional rent through participation in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to provide for the payment of all taxes, insurance, maintenance and other costs of the facilities by the lessee. Contingent rent income for the years ended December 31, 1996, 1995 and 1994 was immaterial.

     Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are as follows (dollars in thousands):


       Year ending December 31,
       ------------------------
               1997                            $ 24,520
               1998                              24,083
               1999                              24,503
               2000                              23,553
               2001                              22,893
               Thereafter                       100,103


5.   Debt Obligations

Short Term Borrowings

     The Company has a repurchase agreement with an institution (the "Repurchase Agreement") whereby it may borrow up to $84,000,000 for general corporate and real estate investment purposes at LIBOR plus 2.0%. Under the Repurchase Agreement, the Company may borrow an amount based on the Company's existing mortgage loans with no additional commitment or unused fees. At December 31, 1996, there were $38,000,000 outstanding borrowings under the Repurchase Agreement. Under the terms of the agreement, borrowings are secured by the mortgage loans of the Company and mature on or before November 15, 1997. However, the Company has historically been able to renew the Repurchase Agreement.

     The Company entered into a $25,000,000 unsecured revolving credit agreement (the "Credit Agreement" as amended) with certain banks to provide the Company with short term borrowings. In May 1996, the terms of the Credit Agreement were amended, including certain financial covenants, to increase the amount of the line to $45,000,000 and to extend the expiration date from December 31, 1996 to May 31, 1998. Revolving credit borrowings, at the option of the Company, accrued interest at the agent bank's base rate or LIBOR plus 1.50%. Under the Credit Agreement, the Company pays a commitment fee equal to .25% per annum of the average unused commitment, an annual agency fee of $25,000 plus a one-time commitment fee. The Credit Agreement contains, among other things, certain financial covenants including an interest coverage ratio, ratio of total liabilities to net worth, and ratio of

                             LTC PROPERTIES, INC.

funded debt to total net worth. At December 31, 1996, the Company had $41,400,000 outstanding under the Credit Agreement bearing an interest rate of approximately 7.2%.

Convertible Subordinated Debentures

     The following is a summary of Convertible Subordinated Debentures outstanding at December 31, 1996 and 1995:

                                                Conversion
                                                 Price per
 Issue Date     Interest Rate      Maturity       share           1996           1995
-------------   --------------   ------------   ----------    ------------   ------------
    1992           9.75%         June 2004        $10.00      $    843,000    $ 3,141,000
    1994           8.50%         January 2000     $15.00        22,023,000     30,000,000
    1995           8.50%         January 2001     $15.50        45,157,000     51,500,000
    1995           8.25%         January 1999     $15.50        10,000,000     10,000,000
    1996           7.75%         January 2002     $16.50        27,840,000              -
    1996           8.25%         July 2001        $17.25        29,965,000              -
                                                              ------------    -----------
                                                              $135,828,000    $94,641,000
                                                              ============    ===========

     The 9.75% debentures due 2004 are redeemable by the Company at any time at 100% of the principal plus accrued interest. During the year ended December 31, 1996 and 1995, $2,298,000 and $19,357,000 in principal amount of such debentures converted into 229,800 and 1,935,700 shares of common stock, respectively.

     The 8.5% debentures due 2000 are not redeemable by the Company prior to January 1, 1998. During the year ended December 31, 1996, $7,977,000 of debentures converted into 531,794 shares of common stock. No debentures were converted in 1995.

     The 8.5% debentures due 2001 and the 8.25% debentures due 1999 are not redeemable by the Company. During the year ended December 31, 1996, $6,343,000 of debentures converted into 409,224 shares of common stock. No debentures were converted in 1995.

     On February 5, 1996, the Company sold, through a public offering, $30,000,000 aggregate principal amount of 7.75% Convertible Subordinated Debentures due January 1, 2002. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $16.50 per share, subject to adjustments under certain circumstances. The debentures are not redeemable by the Company prior to January 1, 2001. The net proceeds were used to repay borrowings outstanding under the Company's lines of credit. During the year ended December 31, 1996, $2,160,000 of debentures converted into 130,908 shares of common stock.

     On March 15, 1996, the Company filed a shelf-registration statement with the Securities and Exchange Commission covering up to $125,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on April 4, 1996. Pursuant to the shelf registration, the Company, in August 1996, completed the sale of $30,000,000 of 8.25% Convertible Subordinated Debentures due 2001. The debentures are convertible into shares of the Company's common stock at a price of $17.25 and are not redeemable by the Company. Net proceeds from the offering were used to repay short-term borrowings. During the

                             LTC PROPERTIES, INC.

year ended December 31, 1996, $35,000 of debentures converted into 2,028 shares of common stock.

Other Long-Term Obligations

The following information relates to other long-term obligations as of December 31:


                                                                       1996          1995
                                                                    -----------   -----------
Mortgage loans payable, interest rates from 9.25%
to 12.00%, maturing 2002 to 2006                                    $54,205,000   $16,707,000
Multi-family tax-exempt revenue bonds, variable interest (4.35%
at 12/31/96), maturing at various dates to 2015                       8,300,000     8,300,000
Obligations under capital leases, effective interest rates
from 7.49% to 7.92%, maturing at various dates to 2013                5,739,000     5,965,000
                                                                    -----------   -----------
      Totals                                                        $68,244,000   $30,972,000
                                                                    ===========   ===========

     In 1996, the Company provided non-recourse mortgage loans to three of its wholly owned subsidiaries and to certain newly formed limited partnerships in which the Company is a general partner totaling $31,525,000. During 1996, the Company acquired, through the newly formed limited partnerships, 16 skilled nursing facilities. These facilities were purchased subject to mortgage loans of approximately $9,641,000. Also during 1996, the Company paid off one of its outstanding mortgage loans totaling $3,331,000.

     Aggregate maturities of other long-term obligations, including capitalized leases, are as follows: $630,000 in 1997, $931,000 in 1998, $1,009,000 in 1999,
$1,098,000 in 2000, $1,197,000 in 2001 and $63,379,000 thereafter.  These obligations are secured by 31 long-term care facilities with a total net book value of $81,915,000. Five of the mortgage loans provide for annual increases in the interest rate in an amount equal to 10 basis points with the interest rates capped at 12%.

6.   Fair Value of Financial Instruments

     The following estimated fair value amounts have been determined using available market information and other valuation methods. However, considerable judgment is required to interpret market data and, therefore, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market.

     Mortgage loans receivable are estimated by discounting future cash flow using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 1996, the fair value of real estate mortgages amounted to approximately $189,483,000. The fair value of the mortgage-backed securities was estimated at approximately $98,934,000 based upon expected future cash flows without unscheduled prepayments discounted at an estimated current market rate of interest for similar rated securities. At December 31, 1996, the September 1995 interest rate swap had an unrealized loss of $253,000 while the November 1996 interest rate swap had an unrealized gain of $251,000 based on valuations from an investment bank. Based on the quoted market price of the Company's common stock and the conversion price of the convertible debentures, the fair value of the debentures was estimated at $159,365,000 at December 31, 1996.

                             LTC PROPERTIES, INC.

7.   Stockholders' Equity

     Repurchase of Common Stock

     During 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate price of approximately $1,831,000.

     Option Plan

     The Company has a Stock Option Plan (the "Plan") in which options may be granted as either incentive or nonqualified options. Incentive options may be granted only to officers and employees of the Company, while nonqualified options may be granted to directors, officers, consultants, and other key persons who provide services to the Company. In 1995, the Plan was amended ("Amended and Restated Option Plan) to provide for issuance of restricted shares to officers, employees, directors and other key persons. Under the Amended and Restated Plan, options vest over two to five years and are exercisable within seven years from the date of vesting. In general, each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted.

     The following summarizes transactions regarding the nonqualified options for the years ended December 31, 1994, 1995 and 1996:

                                            Shares    Option Price Per Share ($)
                                           --------   --------------------------
Outstanding at December 31, 1993           624,000              10.000 to 12.250
  Granted                                  215,500              12.200 to 13.250
  Exercised                                      -
  Canceled                                       -                             -
                                           -------
Outstanding at December 31, 1994           839,500              10.000 to 13.250
  Granted                                   27,000              12.000 to 12.250
  Exercised                                 (2,000)                       12.250
  Canceled                                  (3,000)                       12.250
                                           -------
Outstanding at December 31, 1995           861,500              10.000 to 13.250
  Granted                                   18,000                        15.125
  Exercised                                 (3,200)             12.000 to 12.250
  Canceled                                  (3,000)                       12.250
                                           -------
Outstanding at December 31, 1996           873,300              10.000 to 15.125
                                           =======

Exercisable at December 31, 1994           170,500              10.000 to 12.250
Exercisable at December 31, 1995           272,333              10.000 to 13.250
Exercisable at December 31, 1996           436,466              10.000 to 13.250
Available for grant at December 31, 1994   557,000
Available for grant at December 31, 1995   533,000
Available for grant at December 31, 1996   358,000


     In 1996, the Company's Board of Directors approved the issuance of 160,000 shares of restricted stock to certain employees and non-employee directors pursuant to the Company's Amended and Restated Option Plan. The restricted shares will vest over five years, beginning January 1998.

                             LTC PROPERTIES, INC.

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company's common stock.

     In 1996, the Company adopted the disclosure-requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 1996 and 1995, there were 44,000 and 27,000 options outstanding, respectively, that are subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing prescribed valuation models and assumptions as of each respective grant date. Based on the results of such estimates, management determined that there was no material effect on net income or earnings per share for the years ended December 31, 1996 and 1995. The weighted average exercise price of the options were $13.55 and $12.45 and the weighted average remaining contractual lives were 7.7 and 8.3 years as of December 31, 1996 and 1995, respectively.

     Founders' Stock

     In May 1992, prior to the completion of the initial public offering, the Company issued 300,000 shares of common stock, subject to certain restrictions or forfeitures, to the Founders of the Company. The market value of shares awarded (estimated at $5.00 per share) has been recorded as unearned stock grant compensation and has been recorded as a reduction in capital in excess of par value. The unearned compensation is being charged to expense over a vesting period ranging from two to five years.

     For the years ended December 31, 1996, 1995 and 1994, the Company recorded an expense totaling $114,000, $221,000, and $372,000, respectively.

8.   Distributions

     The Company must distribute at least 95% of its taxable income in order to continue to qualify as a real estate investment trust. Distributions in a given year may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Under special tax rules for real estate investment trusts, dividends declared in the last quarter of the calendar year and paid by January 31 of the following year are treated as paid on December 31 of the year declared. Distributions per share are broken down according to the following categories for income tax purposes:

                                         1996    1995     1994
                                        ------   -----   ------

          Ordinary income               $1.228   $1.05    $1.10
          Non-taxable distribution       0.107     .16        -
                                        ------   -----    -----
             Total                      $1.335   $1.21    $1.10
                                        ======   =====    =====

9.   Transactions with Assisted Living Concepts, Inc.

     In 1996, the Company's Board of Directors authorized an increase in the Company's investment in assisted living facilities ("ALFs") from 10% to 20% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $92,545,000 investment in mortgage-backed securities). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by Assisted Living Concepts, Inc. ("ALC"), an owner, operator and developer of ALFs whose securities are listed on

                             LTC PROPERTIES, INC.

the American Stock Exchange, from 5% to 10% of its adjusted gross real estate investment portfolio (which was approximately $626,516,000 as of December 31, 1996). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of December 31, 1996, three executive officers of the Company own approximately 5.5% of ALC's common stock. The Company has discussed with its Board of Directors and anticipates increasing the percentage of its adjusted gross real estate investment portfolio that can be invested in ALFs and properties operated by ALC to 30% and 15%, respectively, during 1997. At December 31, 1996, the Company had investments in ALFs and properties operated by ALC of approximately 10.64% and 6.48%, respectively of the Company's total adjusted gross real estate investment portfolio.

     In July 1996, in connection with obtaining a $50,180,000 commitment to enter into a sale leaseback transaction with ALC, the Company agreed to sell back four ALFs it acquired during 1996 in Texas to ALC for approximately $7,589,000. There was no gain or loss recognized on the sale, however, the Company received an administration fee of approximately $214,000 in conjunction with the sale of the four ALF facilities. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "Agreement"). Under the Agreement, the Company will be credited interest at a three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The Agreement will be terminated on or before November 7, 1998 which is the latest date by which the Company anticipates having long-term financing in place on these residences.

10.  Subsequent Events

     On January 15, 1997, the Company sold, through a public offering, 1,000,000 shares of common stock at $17.75 per share. Of the total net proceeds, $17,300,000 was used to pay borrowings under the Company's unsecured line of credit.

     During January 1997, the Company provided mortgage loans totaling approximately $18,530,000 and acquired one skilled nursing facility for $2,556,000. As of February 1, 1997, the Company had outstanding investment commitments totaling $82,790,000, consisting of approximately $22,650,000 in commitments to make mortgage loans and commitments for the acquisition of one nursing and 25 assisted living facilities for an aggregate purchase price of approximately $60,140,000, including the remaining $35,330,000 commitment to Assisted Living Concepts, Inc. discussed in Note 8. The Company expects to fund substantially all of these commitments by the end of 1997.

     During January 1997, an additional $26,358,000 in principal amount of debentures converted into 1,614,153 shares of the Company's common stock.

                             LTC PROPERTIES, INC.

11.  Quarterly Financial Information (Unaudited)

     The following quarterly financial data summarizes the unaudited quarterly results for the years ended December 31, 1996 and 1995:

                                           Quarter ended
                          -----------------------------------------------
                          March 31   June 30   September 30   December 31
                          --------   -------   ------------   -----------
1996                         (In thousands, except per share amounts)
----
Revenues                   $12,363   $12,920        $14,292       $15,355
Net income                   5,455     5,617          5,618         5,847
Net income per share          0.29      0.30           0.29          0.29
Dividends per share          0.315      0.34           0.34          0.34


                                           Quarter ended
                          -----------------------------------------------
1995                      March 31   June 30   September 30   December 31
----                      --------   -------   ------------   -----------
                             (In thousands, except per share amounts)
Revenues                   $ 7,505   $ 8,560        $ 9,232       $10,272
Net income                   4,718     5,199          4,971         5,152
Net income per share          0.26      0.29           0.27          0.28
Dividends per share           0.29      0.29          0.315         0.315


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1997, to be filed pursuant to Regulation 14A.

Item 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1997, to be filed pursuant to Regulation 14A.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1997, to be filed pursuant to Regulation 14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1997, to be filed pursuant to Regulation 14A.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

  (a) 1 and 2. Consolidated Financial Statements and Consolidated Financial Statement Schedules

     The consolidated financial statements and consolidated financial statement schedules listed in the accompanying index to consolidated financial statements and consolidated financial statement schedules are filed as part of this annual report.

     3.   Exhibits

     The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

  (b)  Reports on Form 8-K

     A report on Form 8-K was filed on January 30, 1996 reporting the Company's financial results for the year ended December 31, 1995.

                             LTC PROPERTIES, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                 (Item 14(a))


                                                                                   Page
                                                                                   ----
1.   Financial Statements:
     --------------------
      Report of Independent Auditors............................................... 25
      Consolidated Balance Sheets at December 31, 1996 and 1995.................... 26
      Consolidated Statements of Income for the years ended December 31, 1996,
         1995 and 1994............................................................. 27
      Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1996, 1995 and 1994.......................................... 28
      Consolidated Statements of Cash Flows for the years ended December 31,
         1996, 1995 and 1994....................................................... 29
      Notes to Consolidated Financial Statements................................... 30

2.   Financial Statement Schedules:
     -----------------------------
      VIII. Valuation and Qualifying Accounts...................................... 45
      XI.   Real Estate and Accumulated Depreciation............................... 46
      XII.  Mortgage Loans on Real Estate.......................................... 49


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                             LTC PROPERTIES, INC.
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                               December 31, 1996

                                (In thousands)

                                                                 Additions
                                       Balance         ----------------------------------                       Balance
                                       at Beginning    Charged to          Charged to                           at end
           Description                 of period       Operations          other accounts       Deductions      of period
           --------------------------------------------------------------------------------------------------------------
           1994
            Allowance for doubtful
                accounts                   $447             550                   -                    -            $997
                                       ========        ========            ========             ========        ========
           1995
            Allowance for doubtful
                accounts                   $997               -                   -                    -            $997
                                       ========        ========            ========             ========        ========
           1996
            Allowance for doubtful
                accounts                   $997               3                   -                    -          $1,000
                                       ========        ========            ========             ========        ========


                             LTC PROPERTIES, INC.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996

                                                 Initial Cost to                                    Gross Amount at which Carried
                                                     Company                                            At Close of period
                                          ----------------------------   Cost Capitalized -----------------------------------------
                                                          Building and   Subsequent to                   Building and
Description            Encumbrances            Land       Improvements   Acquisition         Land        Improvements    Total (1)
-------------      --------------------   ----------------------------------------------- -----------------------------------------
Long-term care nursing facilities:
Nursing Homes:
Demopolis, AL      $  10,668,066.99 (3)   $   70,786    $  2,141,276      $         -      $   70,786   $  2,141,276   $  2,212,062
Fort Payne, AL                      (3)       37,178       3,587,724                -          37,178      3,587,724      3,624,903
Jackson, AL                         (3)       63,641       2,620,000                -          63,641      2,620,000      2,683,640
Madison, AL                         (3)       30,083       2,327,808                -          30,083      2,327,808      2,357,891
Phoenix, AL                         (3)       59,089       2,122,670                -          59,089      2,122,670      2,181,760
Phoenix, AZ            7,797,583.12          431,750       6,764,084                -         431,750      6,764,084      7,195,834
Tucson, AZ             6,592,231.54          145,614       3,931,592                -         145,614      3,931,592      4,077,206
East Whittier, CA                 -          169,929       1,741,775                -         169,929      1,741,775      1,911,704
West Whittier, CA                 -          726,448       1,185,257                -         726,448      1,185,257      1,911,705
Yuba City, CA                     -          521,083       3,033,975                -         521,083      3,033,975      3,555,058
Bradenton, FL                     -          330,498       2,720,250                -         330,498      2,720,250      3,050,748
Clearwater, FL                    -          454,114       2,902,381                -         454,114      2,902,381      3,356,495
Crestview, FL                     -          140,000       2,305,979                -         140,000      2,305,979      2,445,979
San Destin, FL                    -          175,155       3,874,653                -         175,155      3,874,653      4,049,808
Gulf Breeze, FL                   -          600,000       6,020,146                -         600,000      6,020,146      6,620,146
Lecanto, FL                       -          350,795       2,664,455        2,251,990         350,795      4,916,445      5,267,240
Pensacola, FL                     -          190,000       4,295,297                -         190,000      4,295,297      4,485,297
Pensacola, FL                                230,000       4,663,032                -         230,000      4,663,032      4,893,032
Starke, FL                        -          113,000       4,782,546                -         113,000      4,782,546      4,895,546
Chicago Heights, IL               -          220,905       6,406,254                -         220,905      6,406,254      6,627,159
Alamagordo, NM                    -          314,215       3,567,268                -         314,215      3,567,268      3,881,483
Roswell, NM                       -           85,000       2,932,213                -          85,000      2,932,213      3,017,213
Great Falls, MT        4,335,297.45          397,217       3,433,391                          397,217      3,433,391      3,830,608
Rusk, TX                          -           34,174       2,399,045                -          34,174      2,399,045      2,433,219
Chesapeake, VA                    -          372,667       3,298,218                          372,667      3,298,218      3,670,885
Richmond, VA                      -          372,667       3,298,218                -         372,667      3,298,218      3,670,885
Tappahannock, VA                  -          372,667       3,298,218                -         372,667      3,298,218      3,670,885
Toppanish, WA          2,628,853 (4)         132,152       2,653,758                -         132,152      2,653,758      2,785,910
Vancouver, WA                    (4)          60,000       3,032,720                -          60,000      3,032,720      3,092,720
Jefferson, IA         10,554,832 (5)          36,272       1,932,778                -          36,272      1,932,778      1,969,050
Houston, TX                                  201,744       4,457,951                -         201,744      4,457,951      4,659,695
Houston, TX                                  361,655       3,771,839                -         361,655      3,771,839      4,133,493
Montgomery, AL         3,939,977 (6)         143,724       5,425,566                -         143,724      5,425,566      5,569,290
Carroll, IA                      (5)          60,016       1,020,271                -          60,016      1,020,271      1,080,287
Houston, TX                                  201,744       4,457,951                -         201,744      4,457,951      4,659,695
Woodbury, TN                                 100,000       2,900,000                -         100,000      2,900,000      3,000,000
Whiteright, TX         1,126,791             100,000       2,922,653                -         100,000      2,922,653      3,022,653
Granger, IA                      (5)          92,725       1,325,421                -          92,725      1,325,421      1,418,146
Bedford, TX                      (5)         344,683       3,195,303                -         344,683      3,195,303      3,539,985
Midland, TX            2,041,265              32,446       2,285,110                -          32,446      2,285,110      2,317,556
Tiptonville, TN                              100,000       2,450,000                -         100,000      2,450,000      2,550,000
Gardendale, AL                                83,660       6,316,340                -          83,660      6,316,340      6,400,000
Polk City, IA                    (5)          88,238       1,351,428                -          88,238      1,351,428      1,439,666


                                     Accum.      Orig. Construc-
                                     Deprec      tion/renovation      Date
Description                          (2) (3)     Date               Acquired
-------------                      ----------    -------------     ----------
Long-term care nursing facilities:
Nursing Homes:
Demopolis, AL                      $112,246             1972        Jun. 1995
Fort Payne, AL                      202,835         1967/1973       Jun. 1995
Jackson, AL                         133,842             1964        Jun. 1995
Madison, AL                         127,640         1964/1974       Jun. 1995
Phoenix, AL                         119,802             1969        Jun. 1995
Phoenix, AZ                         655,290         1985/1992       May 1994
Tucson, AZ                          504,450             1985        Mar. 1993
East Whittier, CA                   161,433             1964        Sep. 1994
West Whittier, CA                   124,898             1964        Sep. 1994
Yuba City, CA                       555,383             1970        Jan. 1993
Bradenton, FL                       305,559             1989        Sep. 1993
Clearwater, FL                      387,360         1965/1993       Sep. 1993
Crestview, FL                       198,998             1988        Jun. 1994
San Destin, FL                      262,305             1986        Feb. 1995
Gulf Breeze, FL                     518,010             1984        Jun. 1994
Lecanto, FL                         445,201             1988        Sep. 1993
Pensacola, FL                       375,378             1972        Jun. 1994
Pensacola, FL                       401,645             1991        Jun. 1994
Starke, FL                          410,182             1989        Jun. 1994
Chicago Heights, IL                 524,818             1988        Sep. 1994
Alamagordo, NM                      485,440             1985        Mar. 1993
Roswell, NM                         511,603             1979        Nov. 1992
Great Falls, MT                     604,046         1960/1990       Dec. 1992
Rusk, TX                            279,030             1969        Mar. 1994
                                     Accum.      Orig. Construc-
                                     Deprec      tion/renovation      Date
Description                          (2) (3)     Date               Acquired
-------------                      ----------    -------------     ----------
Chesapeake, VA                      173,090             1977        Oct. 1995
Richmond, VA                        173,090      1970/1975/1980     Oct. 1995
Tappahannock, VA                    173,090         1977/1978       Oct. 1995
Toppanish, WA                       146,429         1960/1970       Jun. 1995
Vancouver, WA                       172,831         1952/1994       Jun. 1995
Jefferson, IA                        64,105         1968/1972       Jan. 1996
Houston, TX                          90,254             1961        Jun. 1996
Houston, TX                          75,971         1964/1968       Jun. 1996
Montgomery, AL                      183,761         1967/1974       Jan. 1996
Carroll, IA                          35,324             1969        Jan. 1996
Houston, TX                          79,880             1967        Jun. 1996
Woodbury, TN                         62,200         1972/75/90      May  1996
Whiteright, TX                      106,990         1962/64/65      Jan. 1996
Granger, IA                          45,973             1979        Jan. 1996
Bedford, TX                         114,291             1960        Jan. 1996
Midland, TX                          82,770             1973        Feb. 1996
Tiptonville, TN                      56,833             1975        May  1996
Gardendale, AL                      121,781         1976/1984       May  1996
Polk City, IA                        44,981             1976        Jan. 1996


                             LTC PROPERTIES, INC.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996


                                                                         Initial Cost to
                                                                             Company
                                                           ----------------------------------------   Cost Capitalized
                                                                                     Building and     Subsequent to
Description                         Encumbrances                Land                 Improvments      Acquisition
-----------------------------       ---------------        -----------------------------------------------------------
Atmore, AL                                      (6)              23,142             2,985,308                       -
Mesa, AZ                              4,519,902                 304,707             6,908,762                       -
Houston, TX                                                     571,889             5,964,457                       -
Roberta, GA                                                     100,000             2,400,000                       -
Norwalk, IA                                     (5)              45,486             1,034,802                       -
Altoona, IA                                     (5)             102,152             2,312,354                       -
                                    -----------             -----------          ------------              ----------
          Sub-total                  54,204,799              10,295,110           163,422,497               2,251,990
                                    -----------             -----------          ------------              ----------

Assisted-living facilities:
Dodge City, KS                        1,678,763                  87,500             1,662,500                       -
Great Bend, KS                        1,415,908                  86,842             1,563,159                       -
McPherson, KS                         1,231,666                  75,000             1,575,000                       -
Salina, KS                            1,413,023                  71,739             1,578,261                       -
Longview, TX                                  -                  38,256             1,568,492                       -
Marshall, TX                                  -                  38,256             1,568,492                       -
Walla Walla, WA                       8,300,000 (7)             100,000             1,940,000                       -
Greenville, TX                                                   42,098             1,565,286                       -
Camas, WA                                       (7)             100,000             2,175,000                       -
Grandview, WA                                   (7)             100,000             1,940,000                       -
Vancouver, WA                                   (7)             100,000             2,785,000                       -
Athens, TX                                                       95,678             1,511,707                       -
Lufkin, TX                                                      100,000             1,950,000                       -
Kennewick. WA                                   (7)             100,000             1,940,000                       -
Gardendale, AL                                                   16,340             1,233,660                       -
Jacksonville, TX                                                100,000             1,900,000                       -
Kelso, WA                                                       100,000             2,500,000                       -
Battleground, WA                                                100,000             2,500,000                       -
Hayden, ID                                                      100,000             2,450,000                       -
Klamath Falls, OR                                               100,000             2,300,000                       -
Newport, OR                                                     100,000             2,050,000                       -
Tyler, TX                                                       100,000             1,800,000                       -
Wichita Falls, TX                                               100,000             1,850,000                       -
Ada, OK                                                         100,000             1,650,000                       -
                                    -----------             -----------          ------------              ----------
    Subtotal                         14,039,359               2,051,709            45,556,557                       -
                                    -----------             -----------          ------------              ----------
Grand total                         $68,244,158             $12,346,818          $208,979,053              $2,251,990
                                    ===========             ===========          ============              ==========
                                        Gross Amount at which Carried
                                              At Close of Period
                                --------------------------------------------      Accum.       Orig. Construc-
                                               Building and                       Deprec       tion/renovation    Date
Description                          Land      Improvments        Total (1)       (2)(3)       Date               Acquired
----------------------------    --------------------------------------------    ----------     ---------------    ----------

Atmore, AL                           23,142       2,985,308       3,008,450         98,518         1967/1974       Jan. 1996
Mesa, AZ                            304,707       6,908,762       7,213,468        110,103         1975/1996       Jun. 1996
Houston, TX                         571,889       5,964,457       6,536,346        131,548              1967       Jun. 1996
Roberta, GA                         100,000       2,400,000       2,500,000         53,333              1964        May 1996
Norwalk, IA                          45,486       1,034,802       1,080,287         35,548              1975       Jan. 1996
Altoona, IA                         102,152       2,312,354       2,414,509         75,619              1973       Jan. 1996
                                -----------    ------------    ------------    -----------
          Sub-total              10,295,110     165,674,487     175,969,597     10,915,707
                                -----------    ------------    ------------    -----------

Assisted-living facilities:
Dodge City, KS                       87,500       1,662,500       1,750,000         49,896              1995       Dec. 1995
Great Bend, KS                       86,842       1,563,158       1,650,000         46,921              1995       Dec. 1995
McPherson, KS                        75,000       1,575,000       1,650,000         47,259              1994       Dec. 1995
Salina, KS                           71,739       1,578,261       1,650,000         47,352              1994       Dec. 1995
Longview, TX                         38,256       1,568,492       1,606,749         50,482              1995       Oct. 1995
Marshall, TX                         38,256       1,568,492       1,606,748         50,482              1995       Oct. 1995
Walla Walla, WA                     100,000       1,940,000       2,040,000         39,981              1996       Apr. 1996
Greenville, TX                       42,098       1,565,286       1,607,384         43,192              1995       Jan. 1996
Camas, WA                           100,000       2,175,000       2,275,000         34,524              1996        May 1996
Grandview, WA                       100,000       1,940,000       2,040,000         44,424              1996       Mar. 1996
Vancouver, WA                       100,000       2,785,000       2,885,000         44,043              1996       Jun. 1996
Athens, TX                           95,678       1,511,707       1,607,384         41,435              1995       Jan. 1996
Lufkin, TX                          100,000       1,950,000       2,050,000         40,169              1996       Apr. 1996
Kennewick. WA                       100,000       1,940,000       2,040,000         48,866              1996       Feb. 1996
Gardendale, AL                       16,340       1,233,660       1,250,000         23,786              1988        May 1996
Jacksonville, TX                    100,000       1,900,000       2,000,000         44,003              1996       Mar. 1996
Kelso, WA                           100,000       2,500,000       2,600,000         11,218              1996       Nov. 1996
Battleground, WA                    100,000       2,500,000       2,600,000          5,609              1996       Nov. 1996
Hayden, ID                          100,000       2,450,000       2,550,000          5,505              1996       Dec. 1996
Klamath Falls, OR                   100,000       2,300,000       2,400,000          5,192              1996       Dec. 1996
                                        Gross Amount at which Carried
                                              At Close of Period
                                --------------------------------------------      Accum.       Orig. Construc-
                                               Building and                       Deprec       tion/renovation    Date
Description                          Land      Improvments        Total (1)       (2)(3)       Date               Acquired
----------------------------    --------------------------------------------    ----------     ---------------    ----------
Newport, OR                         100,000       2,050,000       2,150,000              0              1996       Dec. 1996
Tyler, TX                           100,000       1,800,000       1,900,000              0              1996       Dec. 1996
Wichita Falls, TX                   100,000       1,850,000       1,950,000              0              1996       Dec. 1996
Ada, OK                             100,000       1,650,000       1,750,000              0              1996       Dec. 1996
                                -----------    ------------    ------------    -----------
    Subtotal                      2,051,709      45,556,557      47,608,266        724,339
                                -----------    ------------    ------------    -----------
Grand total                     $12,346,818    $211,231,043    $223,577,863    $11,640,046
                                ===========    ============    ============    ===========

                             LTC PROPERTIES, INC.
                                  SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996



(1)  The aggregate cost for federal income tax purposes.
(2) Depreciation for building is calculated using a 35 year depreciation life for nursing facilities and 40 year life for assisted living facilities and additions to facilities (Lecanto, Florida). Depreciation for furniture and fixtures is calculated based on a 7- year life for all facilities.
(3)  This is a single note backed by five facilities in Alabama.
(4)  This is a single  note backed by two facilities in Washington.
(5) This is a single note backed by a total of seven facilities: Six in Iowa and one in Texas
(6)  This is a single note backed by two facilities in Alabama.
(7)  This is a single note backed by five facilities in Washington.
(8) The activities for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                                                  Real Estate           Accumulated
                                                                  & Equipment           Depreciation
                                                                  ------------          ------------
                Beginning balance                                 $ 28,560,689          $   768,213
                    Additions during period -
                          Additions                                 44,557,538            1,722,148
                    Deductions during period -
                          Cost of real estate sold                           -                    -
                                                                  ------------          -----------
                Balance at December 31, 1994                        73,118,227            2,490,361
                    Additions during period -
                          Additions                                 44,150,274            2,996,167
                    Deductions during period -
                          Cost of real estate sold                           -                    -
                                                                  ------------          -----------
                Balance at December 31, 1995                       117,268,501            5,486,528
                    Additions during period -
                          Additions                                113,959,361            6,214,190
                    Deductions during period -
                          Cost of real estate sold                  (7,650,000)             (60,672)
                                                                  ------------          -----------
                Balance at December 31, 1996                      $223,577,862          $11,640,046
                                                                  ============          ===========

                             LTC PROPERTIES, INC.
                                 SCHEDULE XII
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996

                                                                                  Final
                              Number of       Number of          Interest       Maturity           Balloon
 STATE                        Facilities         Beds            Rate (A)          Date           Amount (B)
---------                     ----------      ---------      -------------      --------        ------------
Long-term care facilities:
   FL                                2             251            10.750%       Mar. 2006       $  7,326,841
   FL                                1             180             9.158%       Dec. 2006          6,212,944
   MS                                3             400            10.320%       Oct. 2006         10,656,431
   SC                                5             509            11.700%       Feb. 2003         11,118,772
Various (2)                         73           7,920        9.75%-13.2%       Jun. 1997 -      134,891,128
                                                                                Oct. 2017
                              --------        --------       -----------        ---------       ------------
                                    84           9,260                                          $170,206,116
                              ========        ========                                          ============

                                                                            Loan Subject
                                                Carrying Amount             to Delinquent        Current
                              Face Amount       of Mortgages at               Principal          Monthly
 STATE                        of Mortgages     December 31, 1995             or Interest       Debt Service
--------                      ------------     -----------------            -------------      ------------
Long-term care facilities:
   FL                         $  8,200,000     $     8,154,021              $          -          78,891.60
   FL                            7,200,000           7,200,000                         -          61,203.05
   MS                           11,250,000          11,240,003                         -         101,397.29
   SC                           11,250,000          11,229,957                         -         113,127.66
Various (2)                    141,790,842         140,437,709                 1,666,420       1,379,781.10
                              ------------     ---------------              ------------       ------------
                              $179,690,842     $   178,261,690 (1)(3)(4)    $  1,666,420       1,734,401.00
                              ============     ===============              ============       ============

(A) Represents current stated interest rate. Generally, the loans have 25-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(B) Balloon payment is due upon maturity, principally on the 10th year of the loan, wtih various prepayment penalties (as defined in the loan agreement).


(1) The aggregate cost for federal income tax purposes.
(2) Includes 63 first-lien mortgage loans secured by skilled nursing facilities and assisted living facilities as follows:

                No. of loans    Original loan amounts:
                     37         $  305,000 - $2,000,000
                     12         $2,000,001 - $3,000,000
                      5         $3,000,001 - $4,000,000
                      5         $4,000,001 - $5,000,000
                      4         $5,000,001 - $5,861,000

                             LTC PROPERTIES, INC.
                                 SCHEDULE XII
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996


The loans (each of which is less than 3% of the total carrying amount) are secured by properties located in Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Tennessee,Texas and Washington.



(3)  Mortgage loans on real estate reconciliation:

Balance at December 31, 1993                                     $  78,499,874
  Additions during period:
    New Mortgage loans                                             120,472,000
  Deletions during period:
    Sales of notes to REMIC                                       (127,639,788)
    Collections of principal                                        (8,549,726)
                                                                 -------------
Balance at December 31, 1994                                        62,782,360
  Additions during period:
    New Mortgage loans                                             101,907,720
  Deletions during period:
    Collections of principal                                        (2,633,765)
                                                                 -------------
  Balance at December 31, 1995                                   $ 162,056,315
    Additions during period:
      New Mortgage loans                                           130,964,857
    Deletions during period:
      Sales of notes to REMIC                                     (112,487,255)
      Collections of principal                                   $  (2,272,227)
                                                                 -------------
    Balance at December 31, 1996                                   178,261,690
                                                                 =============

4) None of the Company's mortgage loans have any prior liens. One mortgage loan with a principal amount of $1,666,420 is subject to delinquent principal of $11,095 and interest of $221,984 as of December 31, 1995. No loan has been renewed or extended.
5) The Company has established a general reserve totaling $1,000,000. No loan has been written off against this reserve.

                               INDEX TO EXHIBITS

                                  Item 12(a))


Exhibit
Number    Description
-------   -----------
   3.1    Amended and restated Articles of Incorporation of LTC Properties, Inc.
          (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment
          No. 4 to LTC Properties, Inc.'s Registration Statement on Form S-11
          filed on August 7, 1992 (File No. 33-48085)
   3.2    By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit
          3.2 to LTC Properties, Inc.'s initial Registration Statement on Form
          S-11 filed on May 22, 1992 (File No. 33-48085)
   3.3    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s form 10-Q for the quarter ended June 30, 1996)
   4.1    Indenture dated August 25, 1992 between LTC Properties, Inc. and
          Harris Trust and Savings Bank, as trustee with respect to 9.75%
          Convertible Subordinated Debentures due 2004 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form 10-K for the
          year ended December 31, 1992)
   4.2    Indenture dated September 23, 1994 between LTC Properties, Inc. and
          Harris Trust and Savings Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.'s Form 10-K for the year ended
          December 31, 1994)
   4.3    First Supplemental Indenture dated as of September 23, 1994 to
          Indenture dated September 23, 1994 between LTC Properties, Inc. and
          Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 8.5% Convertible Subordinated Debentures due
          2000 (incorporated by reference to Exhibit 4.3 to LTC Properties,
          Inc.'s Form 10-K for the year ended December 31, 1994)
   4.4    Second Supplemental Indenture dated as of September 21, 1995 to
          Indenture dated September 23, 1994 between LTC Properties, Inc. and
          Harris Trust and Savings Bank, as trustee with respect to $51,500,000 in principal amount of 8.5% Convertible Subordinated Debentures due
          2001 (incorporated by reference to Exhibit 10.17 to LTC Properties,
          Inc.'s Form 10-Q for the quarter ended September 30, 1995)
   4.5    Third Supplemental Indenture dated as of September 26, 1995 to
          Indenture dated September 23, 1994 between LTC Properties, Inc. and
          Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due
          1999 (incorporated by reference to Exhibit 10.19 to LTC Properties,
          Inc.'s Form 10-Q for the quarter ended September 30, 1995)
   4.6    Fourth Supplemental Indenture dated as of February 5, 1996 to
          Indenture dated September 23, 1994 between LTC Properties, Inc. and
          Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 7.75% Convertible Subordinated Debentures due
          2002 (incorporated by reference to Exhibit 4.6 to LTC Properties,
          Inc.'s Form 10-K for the year ended December 31, 1995)
  10.1    Employment contract with Andre C. Dimitriadis (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to LTC
          Properties, Inc.'s Registration Statement on Form S-11 filed on August
          7, 1992 (File No. 33-48085)
  10.2    Employment contract with William McBride III (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 4 to LTC
          Properties, Inc.'s Registration Statement on Form S-11 filed on August
          7, 1992 (File No. 33-48085)
  10.3    1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to
          Post-Effective Amendment No. 4 to LTC Properties, Inc.'s Registration
          Statement on Form S-11 filed on August 7, 1992 (File No. 33-48085)


   10.4   Master Repurchase Agreement dated May 14, 1993 between LTC Properties,
          Inc. and Goldman Sachs Mortgage Company (incorporated by reference to
          Exhibit 10.5 to LTC Properties, Inc.'s Form 10-Q for the quarter ended
          June 30, 1993)
   10.5   Purchase Agreement dated July 28, 1993 between LTC Properties, Inc.,
          LTC REMIC Corporation and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.6 to LTC Properties, Inc.'s Form 10-Q for
          the quarter ended June 30, 1993)
   10.6   Master Repurchase Agreement dated December 15, 1993 between LTC
          Properties, Inc. and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.'s Form 10-K for the
          year ended December 31, 1994)
   10.7   Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.'s Form 10-K for the year ended
          December 31, 1994)
   10.8   Revolving Credit Agreement dated as of January 18, 1995 among LTC
          Properties, Inc., the lenders named therein and Sanwa Bank California, as agent for such lenders (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.'s Form 10-K for the year ended December 31,
          1994)
   10.9   Transfer and Repurchase Agreement, dated as of July 20, 1993, between
          LTC Properties, Inc. and LTC REMIC Corporation (incorporated by reference to Exhibit 10.10 to LTC Properties, Inc.'s Form 10-K for the
          year ended December 31, 1994)
  10.10   Pooling and Servicing Agreement, dated as of July 20, 1993, among LTC
          REMIC Corporation, as depositor, Bankers Trust Company, as master servicer, LTC Properties, Inc., as special servicer and originator and
          Union Bank, as trustee (incorporated by reference to Exhibit 10.11 to
          LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
  10.11   Transfer and Repurchase Agreement, dated as of November 1, 1994, between LTC Properties, Inc. and LTC REMIC Corporation (incorporated by reference to Exhibit 10.12 to LTC Properties, Inc.'s Form 10-K for
          the year ended December 31, 1994)
  10.12   Pooling and Servicing Agreement, dated as of November 1, 1994, among
          LTC REMIC Corporation, as depositor, Bankers Trust Company, as master servicer, LTC Properties, Inc., as special servicer and originator and
          Marine Midland Bank, as trustee (incorporated by reference to Exhibit
          10.13 to LTC Properties, Inc.'s Form 10-K dated December 31, 1994)
  10.13   Deferred Compensation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 10.14 to LTC Properties, Inc.'s Form 10-Q for the
          quarter ended June 30, 1995)
  10.14   Swap Agreement by and between Goldman Sachs Capital Markets, L.P.,
          Goldman Sachs Group, L.P. and LTC Properties, Inc. dated May 23, 1995
          (incorporated by reference to Exhibit 10.15 to LTC Properties, Inc.'s
          Form 10-Q for the quarter ended June 30, 1995)
  10.15   Swap Agreement by and between Goldman Sachs Capital Markets, L.P.,
          Goldman Sachs Group, L.P. and LTC Properties, Inc. dated September 12,
          1995 (incorporated by reference to Exhibit 10.16 to LTC Properties,
          Inc.'s Form 10-Q for the quarter ended September 30, 1995)
  10.16   Amended and Restated Revolving Credit Agreement dated as of October
          17, 1995 among LTC Properties, Inc., the lenders named therein and
          Sanwa Bank California, as agent for such lenders (incorporated by reference to Exhibit 10.19 to LTC Properties, Inc.'s Form 10-Q for the
          quarter ended September 30, 1995)
  10.17   Amended Deferred Compensation Plan (incorporated by reference to
          Exhibit 10.17 to LTC Properties, Inc.'s Form 10-K for the year ended
          December 31, 1995)


  10.18   Pooling and Servicing Agreement dated as of March 1, 1996, among LTC
          REMIC Corporation, as depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc., as Special Servicer and
          Originator, LaSalle National Bank, as Trustee and ABN AMRO Bank, N.V.,
          as fiscal agent (incorporated by reference to Exhibit 10.1 to LTC
          Properties, Inc.'s Form 10-Q for the quarter ended March 31, 1996)
  10.19   Transfer and Repurchase Agreement by and between LTC Properties, Inc.
          and LTC REMIC Corporation dated as of March 1, 1996 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the
          quarter ended March 31, 1996)
  10.20   Second Amended and Restated Revolving Credit Agreement between LTC
          Properties, Inc. and Sanwa Bank California, as agent, dated as of May
          21, 1996 (incorporated by reference to Exhibit 10.1 to LTC Properties,
          Inc.'s Form 10-Q for the quarter ended June 30, 1996)
  10.21   Guarantee Agreement between Kansas-LTC Corporation, L-Tex GP, Inc., and L-Tex LP, Inc., Rusk-Tex, LP, Inc., Texas-LTC Limited Partnership,
          as guarantors, and Sanwa Bank California, as the agent, dated as of
          May 21, 1996 (incorporated by reference to LTC Properties, Inc.'s Form
          10-Q for the quarter ended June 30, 1996)
  10.22   Amended and Restated 1992 Stock Option Plan as filed herewith
  10.23   Swap Agreement by and between Goldman Sachs Capital Markets, L.P.,
          Goldman Sachs Group, L.P. and LTC Properties, Inc. dated November 15,
          1996 as filed herewith
  10.24   Swap Agreement by and between Goldman Sachs Capital Markets, L.P.,
          Goldman Sachs Group, L.P. and LTC Properties, Inc. dated February 11,
          1997 as filed herewith
   11.1   Computation of Net Income (loss) Per Share for the years ended
          December 31, 1996, 1995 and 1994 as filed herewith
   21.1   List of Subsidiaries as filed herewith
   23.1   Consent of Ernst & Young LLP with respect to the financial information of the Company as filed herewith
   27     Financial Schedules

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LTC Properties, Inc.
                               Registrant



Dated:  February 12, 1997      By:            /s/ JAMES J. PIECZYNSKI
                                              --------------------------
                                                  JAMES J. PIECZYNSKI
                               Senior Vice President and Chief Financial Officer


/s/ ANDRE C. DIMITRIADIS
------------------------
    ANDRE C. DIMITRIADIS       Chairman of the Board, Chief Executive      February 12, 1997
                                       Officer and Director

/s/ WILLIAM McBRIDE III
-----------------------
    WILLIAM McBRIDE III        President, Chief Operating Officer and      February 12, 1997
                                         Director

/s/ NEAL M. ELLIOTT
-------------------
    NEAL M. ELLIOTT                      Director                          February 12, 1997


/s/ EDMUND C. KING
------------------
    EDMUND C. KING                       Director                          February 12, 1997


/s/ WENDY L. SIMPSON
--------------------
    WENDY L. SIMPSON                     Director                          February 12, 1997


/s/ SAM YELLEN
-------------------
    SAM YELLEN                           Director                          February 12, 1997
