Form 10-Q
period 1997-03-31
LTC PROPERTIES INC
filed 1997-05-12
CIK 887905

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

                 For the quarterly period ended March 31, 1997

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

                                Yes   X   No
                                      --      --

 Shares of Registrant's common stock, $.01 par value, outstanding at April 30,
                               1997  - 22,767,898

================================================================================

                             LTC PROPERTIES, INC.

                                   FORM 10-Q

                                MARCH 31, 1997


                                     INDEX


PART I -- FINANCIAL INFORMATION                                                              PAGE
                                                                                             ----

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets..................................................... 3
    Condensed Consolidated Statements of Income............................................... 4
    Condensed Consolidated Statements of Cash Flows........................................... 5
    Notes to Condensed Consolidated Financial Statements...................................... 6

  Item 2.  Management's Discussion and
    Analysis of Financial Condition and Results of Operations................................. 9

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................................12


                             LTC PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,    December 31,
                                                                                             1997          1996
                                                                                          ---------    ------------
                                                                                                         (audited)
ASSETS                                                                                       (In thousands)
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
     amortization:   1997 - $13,540; 1996 - $11,640                                        $208,775        $199,591
Land                                                                                         12,891          12,347
Mortgage loans receivable, net of allowance for doubtful accounts:
     1997 - $1,000; 1996 - $1,000                                                           236,083         177,262
Mortgage-backed securities                                                                   99,871          92,545
                                                                                           --------        --------
     Real estate investments, net                                                           557,620         481,745
Other Assets:
  Cash and cash equivalents                                                                   1,602           3,148
  Debt issue costs, net                                                                       2,978           4,150
  Interest receivable                                                                         3,157           2,817
  Prepaid expenses and other assets                                                           2,545           2,289
                                                                                           --------        --------
                                                                                             10,282          12,404
                                                                                           --------        --------
     Total assets                                                                          $567,902        $494,149
                                                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                                        $105,316        $135,828
Bank borrowings                                                                              57,000          79,400
Mortgage loans payable                                                                       54,098          54,205
Bonds payable and capital lease obligations                                                  13,994          14,039
Accrued interest                                                                              3,750           6,015
Accrued expenses and other liabilities                                                        3,634           3,041
Distributions payable                                                                         8,222           6,679
                                                                                           --------        --------
     Total liabilities                                                                      246,014         299,207

Minority interest                                                                            10,239          10,528
Commitments
Stockholders' equity:
Preferred stock: aggregate liquidation amount of $77,000,000,
     10,000,000 shares authorized, shares issued and outstanding:
     1997 - 3,080,000, 1996 - none                                                           73,800               -
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 1997 - 22,766,486; 1996 - 19,484,208                        228             195
Capital in excess of par value                                                              247,187         195,297
Notes receivable from stockholders                                                           (5,412)              -
Cumulative net income                                                                        73,131          65,525
Unrealized gain on interest-only mortgage-backed securities                                   7,540               -
Cumulative distributions                                                                    (84,825)        (76,603)
                                                                                           --------        --------
     Total stockholders' equity                                                             311,649         184,414
                                                                                           --------        --------
     Total liabilities and stockholders' equity                                            $567,902        $494,149
                                                                                           ========        ========

                            See accompanying notes

                             LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                           Three months ended March 31,
                                                                1997          1996
                                                           --------------  ------------

Revenues:
  Rental income                                                  $ 6,314       $ 4,134
  Interest income from mortgage loans                              6,143         5,164
  Interest income from mortgage-backed securities                  3,716         2,798
  Interest and other income                                          314           267
                                                                 -------       -------

          Total revenues                                          16,487        12,363

Expenses:
  Interest expense                                                 5,707         4,654
  Depreciation and amortization                                    1,919         1,267
  Amortization of Founders' stock                                     19            38
  Minority interest                                                  297           155
  Operating and other expenses                                       939           794
                                                                 -------       -------

          Total expenses                                           8,881         6,908
                                                                 -------       -------

Net income                                                         7,606         5,455
Preferred dividends                                                  427             -
                                                                 -------       -------
Net income available to common stockholders                      $ 7,179       $ 5,455
                                                                 =======       =======
Net income available to common stockholders per share            $  0.32       $  0.29
                                                                 =======       =======
Weighted average shares outstanding                               22,454        18,840
                                                                 =======       =======

                             See accompanying notes

                             LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                              1997        1996
                                                                                                          -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                                  $ 7,606     $ 5,455
  Depreciation on real estate                                                                                   1,912       1,257
  Depreciation, other amortization and non-cash charges                                                           515         370
  Amortization of Founders' stock                                                                                  19          38
                                                                                                              -------     -------
   Cash flow from operating activities available for distribution or reinvestment                              10,052       7,120
    Net change in other assets and liabilities                                                                 (2,324)       (206)
                                                                                                              -------     -------
     Net cash provided by operating activities                                                                  7,728       6,914

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                                                               73,800           -
  Proceeds from issuance of common stock, net                                                                  17,349           -
  Proceeds from issuance of convertible debentures, net                                                             -      28,953
  Borrowings, net                                                                                             (22,400)    (48,470)
  Distributions paid                                                                                           (6,679)     (5,764)
  Other                                                                                                          (490)        105
                                                                                                              -------     -------
     Net cash provided by (used for) financing activities                                                      61,580     (25,176)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                                         (59,148)    (36,900)
  Acquisitions of real estate properties, net                                                                 (11,607)    (33,244)
  Proceeds from sale of mortgage-backed securities, net                                                             -      86,874
  Principal payments on mortgage loans payable and capital lease obligations                                     (151)        (75)
  Restricted cash                                                                                                   -       2,962
  Principal payments on real estate mortgages                                                                     326         297
  Deferred facility fee, net                                                                                       51         661
  Other                                                                                                          (325)     (1,150)
                                                                                                              -------     -------
     Net cash used in investing activities                                                                    (70,854)     19,425
                                                                                                              -------     -------

(Decrease) increase in cash and cash equivalents                                                               (1,546)      1,163
Cash and cash equivalents, beginning of period                                                                  3,148       1,434
                                                                                                              -------     -------
Cash and cash equivalents, end of period                                                                      $ 1,602     $ 2,597
                                                                                                              =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                                               $ 7,674     $ 5,052
                                                                                                              =======     =======

Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                                  $30,512     $ 4,207
  Notes receivable relating to exercise of employee stock options                                               4,908           -
  Assumption of mortgage loans payable relating to acquisitions of real
     estate properties                                                                                              -       5,106
  Exchange of mortgage loans for mortgage-backed securities                                                         -      80,962
  Issuance of mortgage loans payable for mortgage-backed securities                                                 -      31,525
  Minority interest related to acquisitions of real estate properties                                               -       2,735

                             See accompanying notes

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (i) The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year.

     (ii) No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income provided that at least 95 percent of its taxable income is distributed to its stockholders.

     (iii) During the three-month period ended March 31, 1997, the Company invested $56,060,000 in mortgage loans. Approximately $19,650,000 of these loans are secured by, among other things, eight skilled nursing facilities located in five states with a total of 875 beds and contain certain guarantees. These mortgage loans, which individually range from $1,200,000 to $6,000,000 in principal amount, have stated maturities of 10 to 20 years, have an initial weighted average interest rate of 10.92% and generally have 25 year amortization schedules. The remaining $36,410,000 of mortgage loans are secured by 17 assisted living facilities ("ALFs") located in four states with a total of 790 units. Of the total loans made on assisted living facilities, approximately $34,010,000 were made to Assisted Living Concepts, Inc. ("ALC"), a developer-owner, operator of ALFs. The loans to ALC are secured by mortgages on 15 ALFs with 563 units, bear interest at 9.9% per annum and will be repaid out of the proceeds of sale-leaseback transactions with the Company. See note (ix). In addition to the above mortgage loans, the Company provided $3,088,000 of additional financing on four ALFs which are under construction.

     During the three months ended March 31, 1997, the Company acquired two skilled nursing facilities with a total of 213 beds and two ALFs with a total of 76 units for approximately $9,914,000. One of these ALFs was purchased for a total of $2,340,000 and has been leased to ALC for a total annual rent of approximately $231,660 (subject to increases) pursuant to a long-term non-cancelable agreement. The Company also added 36 beds to one of its owned skilled nursing facilities at a total cost of approximately $1,693,000.

     (iv) During the first quarter of 1997, the Company completed two public offerings. In January 1997, the Company completed the sale of 1,000,000 shares of common stock in a public offering at $17.75 per share. In March 1997, the Company sold 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock"). Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable monthly, commencing April 15, 1997, to stockholders of record on the first day of each month at the rate of 9.5% per annum of the $25 liquidation preference per share (equivalent to a fixed amount of $2.375 per share). The Series A Preferred Stock is not redeemable prior to April 1, 2001, except in certain circumstances relating

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

to preservation of the Company's qualification as a REIT. The net proceeds from these offerings were used to repay short-term borrowings outstanding under the Company's lines of credit.

     (v) During the three-month period ended March 31, 1997, holders of $30,512,000 in principal amount of convertible subordinated debentures due in various periods elected to convert the debentures into 1,869,412 shares of common stock at prices ranging from $10.00 to $17.25 per share. Subsequent to March 31, 1997, an additional $15,000 in principal amount of Convertible Subordinated Debentures converted into 912 shares of the Company's common stock.

     (vi) In March 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire Common Stock through the exercise of options. Under the program, the Company will make full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans will bear interest at the then current Applicable Federal Rate (the minimum rate necessary to avoid "unstated interest" under Section 483 of the Internal Revenue Code) and be payable in installments over nine years. For the first five-years of such loans, interest and principal will be payable quarterly. The amount of principal due each quarter will be equal to 50% of the difference between the cash dividends received on the shares purchased and the quarterly interest that is due. In addition, 25% of any cash bonuses received by the borrower must be used to reduce the principal balance of any such loan. At the end of five years, such loans will convert to fully amortizing loans with 16 quarterly payments beginning in year six. The loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change in control of the Company. On April 1, 1997, the remaining loan amounts available and the loans outstanding under such program, which bear interest at 6.27% per annum and are secured by a pledge of the shares of Common Stock acquired on the exercise of options, were $541,137 and $5,411,927, respectively.

     (vii) On April 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $150,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on May 6, 1997.

     (viii) In March 1997, a quarterly dividend of $0.34 per share of common stock aggregating approximately $7,795,000 was declared by the Board of Directors payable on April 15, 1997 to stockholders of record on March 31, 1997. In addition, the Board of Directors also declared a cash dividend of $.1385 per share on the Series A Preferred Stock. This first Series A Preferred Stock dividend, totaling approximately $427,000, which was also payable on April 15, 1997, represented a partial period from March 10, 1997 to March 31, 1997 and was payable to stockholders of record on April 1, 1997. Both dividend amounts have been reflected as distributions payable in the accompanying financial statements as of March 31, 1997.

     (ix) In 1997, the Company's Board of Directors authorized an increase in the Company's investment in ALFs from 20% to 30% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $99,871,000 investment in mortgage-backed securities). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by ALC from 10% to 15% of its adjusted gross real estate investment portfolio (which was approximately $692,830,000 as of March 31, 1997). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

May 1, 1997, three executive officers of the Company owned approximately 5.5% of ALC's common stock.

     As of March 31, 1997, the Company had investments in ALFs totaling approximately $107,442,000 and in properties operated by ALC of approximately $76,958,000 or 15.51% or 11.11%, respectively, of the Company's total adjusted gross real estate investment portfolio.

     In July 1996, the Company provided a $50,180,000 sale leaseback financing commitment to ALC. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "Agreement"). Under the Agreement, the Company was credited interest at three-month LIBOR and incurred interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. On March 10, 1997, the Agreement was terminated concurrently with the completion of the equity offerings discussed in Note (iv). The Company recognized interest income of approximately $440,000 from the termination of the swap agreement.

     (x) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

     (xi) Subsequent to March 31, 1997, the Company completed investments totaling $18,530,000. As of May 1, 1997, the Company had outstanding commitments aggregating approximately $60,512,000 consisting of approximately $21,095,000 in mortgage loans and $39,417,000 in owned facilities. Included in these amounts were commitments to ALC for approximately $26,966,000 which, if completed, would bring the Company's total investments in ALC to approximately 15% of its current adjusted gross real estate investment portfolio.

            In April 1997, the Company's Board of Directors declared a monthly cash dividend of $.1979 per share on the Series A Preferred Stock. The dividend will be paid on May 15, 1997 to stockholders of record on May 1, 1997. In addition, the Board of Directors also declared an increase in the Company's quarterly cash dividend to $0.365 per share on its outstanding common stock from $0.34 per share paid in the first quarter of 1997. The dividend will be paid on June 30, 1997 to stockholders of record as of June 15, 1997.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three  months 1997 Compared to Three months 1996

     During the three months ended March 31, 1997, cash flow from operating activities available for distribution or reinvestment was $10,052,000 versus $7,120,000 for the comparable period in 1996, an increase of $2,932,000 or 41%. Revenues for the three months ended March 31, 1997 were $16,487,000 versus $12,363,000 for the same period in 1996. Revenues increased $4,124,000 or approximately 33% primarily as a result of increased rental income of $2,180,000 and increased interest income on mortgage loans of $539,000 attributable to investments of approximately $205,764,000 in long-term care facilities the Company completed since March 31, 1996 and $440,000 of interest income resulting from the termination of an interest rate swap agreement. Revenues also increased $918,000 as a result of additional interest income from mortgage-backed securities. The remaining increase of $47,000 resulted primarily from certain prepayment fees.

     Total expenses for the three months ended March 31, 1997 were $8,881,000 versus $6,908,000 for the same period in 1996, an increase of $1,973,000 or 29%. The increase is due in large part to an increase of $1,053,000 in interest expense. Interest expense increased by $553,000 due to the issuance of convertible subordinated debentures in August 1996 in the amount of $30,000,000. Interest expense also increased by $836,000 primarily as a result of the multi-family tax-exempt revenue bond financing and assumption of capital leases and mortgage loans by the Company. The remaining increase of $309,000 was due to interest on borrowings under the Company's lines of credit which was offset by a decrease of $645,000 as a result of conversions of previously issued convertible subordinated debentures since March 31, 1996. Depreciation and amortization expense increased by $633,000 primarily due to the acquisition of 27 additional skilled nursing and assisted living facilities in the past year. Operating and other expenses increased by $145,000 principally due to increased staffing. The remaining increase in total expenses of $142,000 related to the minority interest.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company's real estate investment portfolio consisted of approximately $235,206,000 invested in owned skilled nursing and assisted living facilities (before accumulated depreciation of $13,540,000), approximately $237,083,000 invested in mortgage loans and approximately $99,871,000 invested in mortgage-backed securities. The Company's portfolio consists of 258 skilled nursing facilities and 52 assisted living facilities in 32 states.

     During the three month period ended March 31, 1997, the Company completed approximately $70,755,000 in new investments. The investments which closed consisted of approximately $59,148,000 in mortgage loans and approximately $11,607,000 in owned properties. The Company financed its investments through the sale of 1,000,000 shares of common stock in a public offering at $17.75 per share, the sale of 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock at $25.00 per share, short-term borrowings and cash on hand. As of May 1, 1997, the Company had $79,800,000 in borrowings outstanding under its secured and unsecured lines of credit bearing a weighted average interest rate of approximately 7.58%.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

     In July 1996, the Company provided a $50,180,000 sale leaseback financing commitment to ALC. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "Agreement"). Under the Agreement, the Company was credited interest at a three-month LIBOR and incurred interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. On March 10, 1997, the Agreement was terminated concurrently with the completion of the equity offerings discussed above. The Company recognized interest income of approximately $440,000 from the termination of the swap agreement.

     The Company has the option to redeem, without penalty, its outstanding $839,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures at any time. Since such debentures are convertible into common stock of the Company at a conversion price of $10.00 per share, the Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

     Subsequent to March 31, 1997, the Company completed investments totaling $18,530,000. As of May 1, 1997, the Company had outstanding commitments aggregating approximately $60,512,000 consisting of approximately $21,095,000 in mortgage loans and $39,417,000 in owned facilities. Included in these amounts were commitments to ALC for approximately $26,966,000 which, if completed, would bring the Company's total investments in ALC to approximately 15% of its current adjusted gross real estate investment portfolio.

     At May 1, 1997, the Company had approximately $150,000,000 available under its shelf registration statement for future issuance of capital from time to time. In addition, based on the current level of available collateral, approximately $49,030,000 could be borrowed under its lines of credit.

     The Company also anticipates completing a securitization transaction during the year, the proceeds of which will be used to repay borrowings outstanding under its repurchase agreement and its unsecured line of credit. In connection with such securitization, the Company, in September 1995, entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement"), under which the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.64% on a notional amount of $60,000,000. The September 1995 Agreement will be terminated at the earlier of (i) the completion of the securitization or (ii) November 17, 1997 and has been accounted for as a hedging transaction. As of March 31, 1997, the Company had an unrealized gain of approximately $1,437,000 on the September 1995 Agreement.

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which requires reclassification of investments in mortgage-backed securities that can contractually be prepaid to available-for-sale or trading. As a result of this adoption, the Company recorded an unrealized gain on interest-only mortgage-backed securities of approximately $7,540,000 at March 31, 1997 which was not reflected in the income statement, but has been reflected as an increase in stockholders' equity in accordance with SFAS No. 125.

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

                                    PART II

                             LTC PROPERTIES, INC.

                               OTHER INFORMATION

                                MARCH 31, 1997



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)      EXHIBITS


        11       Computation of earnings per share

        27       Financial Data

                 In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

        (B)      REPORTS ON FORM 8-K

                 The Current Report of the Company on Form 8-K was filed with the Commission on March 7, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LTC PROPERTIES, INC.
                                        Registrant



Dated:  May 12, 1997           By:  /s/ JAMES J. PIECZYNSKI
                                    -----------------------
                                        James J. Pieczynski
                                        Senior Vice President and
                                        Chief Financial Officer