Form 10-Q
period 1997-06-30
LTC PROPERTIES INC
filed 1997-08-14
CIK 887905

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

                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997



                                       OR



          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                 OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition period from __________ to ____________

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

Shares of Registrant's common stock, $.01 par value, outstanding at July 31, 1997 - 23,220,532

================================================================================

                              LTC PROPERTIES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1997


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


                             LTC PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                    June 30,        December 31,
                                                                      1997              1996
                                                                    --------        ------------
                                                                                      (audited)
ASSETS                                                                     (In thousands)
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
  amortization:   1997 - $15,738; 1996 - $11,640                    $258,192           $199,591
Land                                                                  15,391             12,347
Mortgage loans receivable, net of allowance for doubtful accounts:
  1997 - $1,000; 1996 - $1,000                                       231,506            177,262
Mortgage-backed securities                                            90,374             92,545
                                                                    --------           --------
  Real estate investments, net                                       595,463            481,745
Other Assets:
  Cash and cash equivalents                                            5,894              3,148
  Debt issue costs, net                                                2,805              4,150
  Interest receivable                                                  3,508              2,817
  Prepaid expenses and other assets                                    8,135              2,289
                                                                    --------           --------
                                                                      20,342             12,404
                                                                    --------           --------
    Total assets                                                    $615,805           $494,149
                                                                    ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                 $104,667           $135,828
Bank borrowings                                                      104,000             79,400
Mortgage loans and notes payable                                      58,471             54,205
Bonds payable and capital lease obligations                           13,948             14,039
Accrued interest                                                       7,106              6,015
Accrued expenses and other liabilities                                 3,323              3,041
Distributions payable                                                    610              6,679
                                                                    --------           --------
    Total liabilities                                                292,125            299,207

Minority interest                                                     10,506             10,528
Commitments
Stockholders' equity:
Preferred stock: aggregate liquidation amount of $77,000,000,
  10,000,000 shares authorized, shares issued and outstanding:
  1997 - 3,080,000, 1996 - none                                       73,800                  -
Common stock: $0.01 par value; 40,000,000 shares authorized;
  shares issued and outstanding: 1997 - 23,045,810, 1996 -
  19,484,208                                                             230                195
Capital in excess of par value                                       250,779            195,297
Notes receivable from stockholders                                    (7,565)                 -
Cumulative net income                                                 82,185             65,525
Unrealized gain on interest-only mortgage-backed securities            8,838                  -
Cumulative distributions                                             (95,093)           (76,603)
                                                                    --------           --------
    Total stockholders' equity                                       313,174            184,414
                                                                    --------           --------
    Total liabilities and stockholders' equity                      $615,805           $494,149
                                                                    ========           ========

                            See accompanying notes

                            LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Amounts in thousands, except per share amounts)
                                  (Unaudited)


                                                          ----------------------------            --------------------------------
                                                              Three months ended                         Six months ended
                                                                   June 30,                                  June 30,
                                                          ----------------------------           --------------------------------
                                                               1997           1996                    1997              1996
                                                          ------------    ------------           -------------     --------------
Revenues:
  Rental income                                             $ 7,561         $ 4,927                $13,875             $ 9,061
  Interest income from mortgage loans                         6,345           3,668                 12,488               8,832
  Interest income from mortgage-backed securities             3,731           3,989                  7,447               6,787
  Interest and other income                                     478             336                    792                 603
                                                            -------         -------                -------             -------
          Total revenues                                     18,115          12,920                 34,602              25,283

Expenses:
  Interest expense                                            5,632           4,835                 11,339               9,489
  Depreciation and amortization                               2,225           1,479                  4,144               2,746
  Amortization of Founders' stock                                12              38                     31                  76
  Minority interest                                             297             117                    594                 272
  Operating and other expenses                                1,006             834                  1,945               1,628
                                                            -------         -------                -------             -------
          Total expenses                                      9,172           7,303                 18,053              14,211
                                                            -------         -------                -------             -------

Operating income                                              8,943           5,617                 16,549              11,072
Other income, net                                               111               -                    111                   -
                                                            -------         -------                -------             -------
Net income                                                    9,054           5,617                 16,660              11,072
Preferred dividends                                           1,828               -                  2,255                   -
                                                            -------         -------                -------             -------
Net income available to common stockholders                 $ 7,226         $ 5,617                $14,405             $11,072
                                                            =======         =======                =======             =======
Net income available to common stockholders per share       $  0.31         $  0.30                $  0.63             $  0.59
                                                            =======         =======                =======             =======
Weighted average shares outstanding                          23,146          18,959                 22,802              18,900
                                                            =======         =======                =======             =======

                            See accompanying notes

                             LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                      Six Months Ended June 30,
                                                                                       1997              1996
                                                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                        $  16,660         $ 11,072
  Depreciation on real estate                                                           4,123            2,725
  Depreciation, other amortization and non-cash charges                                   997              814
  Gain on sale of mortgage-backed securities                                           (1,231)               -
  Expense relating to vesting of restricted stock                                       1,120                -
  Amortization of Founders' stock                                                          31               76
                                                                                    ---------         --------
    Cash flow from operating activities available for distribution or reinvestment     21,700           14,687
      Net change in other assets and liabilities                                          393            2,250
                                                                                    ---------         --------
        Net cash provided by operating activities                                      22,093           16,937

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                                       73,800                -
  Proceeds from issuance of common stock, net                                          17,349                -
  Proceeds from issuance of convertible debentures, net                                     -           28,953
  Borrowings, net                                                                      24,600            9,530
  Repurchase of common stock                                                                -           (1,831)
  Distributions paid                                                                  (24,554)         (11,680)
  Other                                                                                  (908)             (54)
                                                                                    ---------         --------
      Net cash provided by financing activities                                        90,287           24,918

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                 (66,088)         (58,010)
  Acquisitions of real estate properties, net                                         (56,356)         (77,048)
  Proceeds from sale of mortgage-backed securities                                     11,811           86,874
  Principal payments on mortgage loans payable and capital lease obligations             (825)            (212)
  Restricted cash                                                                           -            8,300
  Principal payments on real estate mortgages                                           2,854            1,452
  Deferred facility fee, net                                                               12              (42)
  Other                                                                                (1,042)            (275)
                                                                                    ---------         --------
      Net cash used in investing activities                                          (109,634)         (38,961)
                                                                                    ---------         --------
Increase in cash and cash equivalents                                                   2,746            2,894
Cash and cash equivalents, beginning of period                                          3,148            1,434
                                                                                    ---------         --------
Cash and cash equivalents, end of period                                            $   5,894         $  4,328
                                                                                    =========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                     $   9,703         $  6,960
                                                                                    =========         ========
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                        $  31,161         $  4,710
  Notes receivable relating to exercise of employee stock options                       7,631                -
  Conversion of mortgage loans to owned properties                                     11,545                -
  Assumption of mortgage loans payable relating to acquisitions of real
    estate properties                                                                       -            9,641
  Exchange of mortgage loans for mortgage-backed securities                                 -           80,962
  Issuance of mortgage loans payable for mortgage-backed securities                         -           31,525
  Minority interest related to acquisitions of real estate properties                       -            8,932

                            See accompanying notes

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (i) The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company"), without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the six month periods ended June 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

      (ii) No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income provided that at least 95 percent of its taxable income is distributed to its stockholders.

      (iii) During the six-month period ended June 30, 1997, the Company invested $66,088,000 in mortgage loans. Approximately $45,940,000 of these loans are secured by, among other things, 17 skilled nursing facilities located in nine states with a total of 1,829 beds and contain certain guarantees. These mortgage loans, which individually range from $1,200,000 to $10,000,000 in principal amount, have stated maturities of 10 to 20 years, have an initial interest rate ranging from 9.8% to 11.57% and generally have 25 year amortization schedules. The remaining $20,148,000 of mortgage loans are secured by 14 assisted living facilities ("ALFs") located in two states with a total of 620 units. Of the total loans made on ALFs, approximately $14,510,000 was made to Assisted Living Concepts, Inc. ("ALC"), a developer-owner, operator of ALFs. The loans to ALC are secured by mortgages on seven ALFs with 258 units, bear interest at 10.14% per annum and will be repaid out of the proceeds of sale-leaseback transactions with the Company. See note (x). Also included in the ALF loan amounts was $5,435,000 of additional financing on five ALFs which are under construction, net of $2,197,000 which converted into an owned property as discussed below.

      During the six months ended June 30, 1997, the Company acquired six skilled nursing facilities with a total of 463 beds and nine ALFs with a total of 376 units for approximately $27,853,000. Included in this amount were three skilled nursing facilities purchased for $3,100,000 on which the Company had a first mortgage loan of $2,798,000 and one ALF that was purchased for $2,223,000 and previously financed with a construction loan of $2,197,000. Two of the ALFs were purchased for a total of $4,875,000 and have been leased to ALC for a total initial annual rent of approximately $491,000 pursuant to long-term non-cancelable agreements. The Company also added 36 beds to one of its owned skilled nursing facilities at a total cost of approximately $1,693,000 and 9 units to one of its ALFs for $450,000. During the second quarter of 1997, the Company converted $26,360,000 of mortgage loans on ALFs into sale lease-back transactions with ALC.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

      (iv) During the first quarter of 1997, the Company completed two public offerings. In January 1997, the Company completed the sale of 1,000,000 shares of common stock in a public offering at $17.75 per share. In March 1997, the Company sold 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock"). Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable monthly, commencing April 15, 1997, to stockholders of record on the first day of each month at the rate of 9.5% per annum of the $25 liquidation preference per share (equivalent to a fixed amount of $2.375 per share). The Series A Preferred Stock is not redeemable prior to April 1, 2001, except in certain circumstances relating to preservation of the Company's qualification as a REIT. The net proceeds from these offerings were used to repay short-term borrowings outstanding under the Company's lines of credit.

      (v) During the six-month period ended June 30, 1997, holders of $31,161,000 in principal amount of convertible subordinated debentures elected to convert the debentures into 1,910,136 shares of common stock at prices ranging from $10.00 to $17.25 per share. Subsequent to June 30, 1997, an additional $2,790,000 in principal amount of convertible subordinated debentures converted into 185,222 shares of the Company's common stock at prices ranging from $10.00 to $17.25 per share.

     (vi) In March 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, the Company will make full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans will bear interest at the then current Applicable Federal Rate (the minimum rate necessary to avoid "unstated interest" under Section 483 of the Internal Revenue Code) and be payable in installments over nine years. For the first five-years of such loans, interest and principal will be payable quarterly. The amount of principal due each quarter will be equal to 50% of the difference between the cash dividends received on the shares purchased and the quarterly interest that is due. In addition, 25% of any cash bonuses received by the borrower must be used to reduce the principal balance of any such loan. At the end of five years, such loans will convert to fully amortizing loans with 16 quarterly payments beginning in year six. The loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change in control of the Company. In 1997, the Company's management, consultants and directors purchased 585,166 of the Company's common stock under the loan program. At June 30, 1997, the remaining loan amounts available and the loans outstanding under such program, which bear interest ranging from 6.27% to 6.63% per annum and are secured by a pledge of the shares of Common Stock acquired on the exercise of options, were $759,000 and $7,565,000, respectively. The market value of the common stock securing these loans was $10,606,000 at June 30, 1997.


      (vii) On April 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $150,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on May 6, 1997.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

      (viii) In June 1997, the Board of Directors declared a monthly cash dividend of $.1979 per share on the Series A Preferred Stock payable on July 15, 1997 to stockholders of record on July 1, 1997. The dividend amount has been reflected as distributions payable in the accompanying financial statements as of June 30, 1997. In addition, the Board of Directors declared a quarterly dividend of $.365 per share on its outstanding common stock to stockholders of record on June 15, 1997 which was paid on June 30, 1997.

      (ix) In June 1997, the Company sold $11,811,000 face amount of its mortgage-backed securities recognizing a gain of approximately $1,231,000. Also in June 1997, the Company recognized $1,120,000 of expense resulting from the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company.

     (x) In 1997, the Company's Board of Directors authorized an increase in the Company's investment in ALFs from 20% to 30% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $90,374,000 investment in mortgage-backed securities). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by ALC from 10% to 15% of its adjusted gross real estate investment portfolio (which was approximately $741,758,000 as of June 30, 1997). Currently, two of the Company's executive officers serve as
members of the Board of Directors of ALC.   As of August 1, 1997, three
executive officers of the Company owned approximately 3.5% of ALC's common stock.

     As of June 30, 1997, the Company had investments in ALFs totaling approximately $130,514,000 and in properties operated by ALC of approximately $86,820,000 or 17.6% and 11.7%, respectively, of the Company's total adjusted gross real estate investment portfolio.

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

     (xi) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three-month and six-month periods ended June 30, 1997 of $0.01 and $0.01 per share, respectively, and for the three-month and six-month periods ended June 30, 1996 of $0.00 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

      (xii) Subsequent to June 30, 1997, the Company completed investments totaling $16,094,000. In conjunction with these investments, $4,286,000 of construction loans made by the Company matured and were repaid. In addition, the Company sold one skilled nursing facility for $4,530,000 and issued a $3,171,000 first mortgage loan in connection with such sale. As of August 12, 1997, the Company had outstanding commitments aggregating approximately $167,000,000. Included in these amounts were commitments to ALC for approximately $16,460,000 and Home and Community Care, Inc. ("HCI") for $50,000,000. HCI was formed to own, operate and develop assisted living residences and to provide home health and hospice care services. The Company owns 2,000,000 shares of non-voting common stock of HCI which it acquired for $5,000,000 in the form of a demand note, of which $518,300 had been funded as of June 30, 1997. HCI had 2,610,000 shares of voting common stock outstanding at June 30, 1997, in addition to the 2,000,000 shares of non-voting common stock that is owned by the Company. Currently, two of the Company's executive officers and directors serve as executive officers and directors of HCI. As of August 1, 1997, three executive officers of the Company owned approximately 58% of HCI's outstanding voting common stock (34% of voting and nonvoting common stock).

      (xiii) In July 1997, the Company's Board of Directors declared a monthly cash dividend of $.1979 per share on the Series A Preferred Stock. The dividend will be paid on August 15, 1997 to stockholders of record on August 1, 1997.

      (xiv) In August 1997, the Company completed the sale of 500,000 shares of the Company's common stock at $18.50 per share in a public offering. The net proceeds of approximately $9,025,000 from the sale were used to pay down borrowings under the Company's lines of credit.

      (xv) In August 1997, the Company obtained a 90-day $10,000,000 bank loan at LIBOR plus 3% with no commitment fees. In addition, in order to further hedge a securitization transaction the Company anticipates to complete during the fourth quarter of 1997, the Company entered into a hedge agreement which is required to be settled by December 15, 1997. In connection with this agreement, the Company locked into a rate of 6.39% on the seven-year Treasury Note Rate on a notional amount of $65,000,000. Upon settlement of this transaction, the Company will either receive or make a payment based on the change in the seven-year Treasury Note Rate.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

Six  months 1997 Compared to Six months 1996

      During the six months ended June 30, 1997, cash flow from operating activities available for distribution or reinvestment was $21,700,000 versus $14,687,000 for the comparable period in 1996, an increase of $7,013,000 or 48%. Revenues for the six months ended June 30, 1997 were $34,602,000 versus $25,283,000 for the same period in 1996. Revenues increased $9,319,000 or approximately 37% primarily as a result of increased rental income of $4,814,000 and increased interest income on mortgage loans of $3,216,000 attributable to investments of approximately $182,000,000 in long-term care facilities the Company completed since June 30, 1996 and $440,000 of interest income resulting from the termination of an interest rate swap agreement. Revenues also increased $660,000 as a result of additional interest income from mortgage-backed securities. The remaining increase of $189,000 resulted primarily from certain prepayment fees.

      Total expenses for the six months ended June 30, 1997 were $18,053,000 versus $14,211,000 for the same period in 1996, an increase of $3,842,000 or 27%. The increase is due in large part to an increase of $1,850,000 in interest expense. Interest expense increased by $1,092,000 due to the issuance of convertible subordinated debentures in August 1996 in the amount of $30,000,000. Interest expense also increased by $845,000 primarily as a result of consummation of tax-exempt revenue bond, capital leases and mortgage loans financings by the Company. The remaining increase of $1,482,000 was due to interest on borrowings under the Company's lines of credit which was offset by a decrease of $1,569,000 as a result of conversions of previously issued convertible subordinated debentures since June 30, 1996. Depreciation and amortization expense increased by $1,398,000 primarily due to the acquisitions of skilled nursing and assisted living facilities in the past year. Operating and other expenses increased by $317,000 principally due to increased staffing and administrative costs. The remaining increase in total expenses of $277,000 related primarily to the minority interest.

      Other income, net consisted of a gain of approximately $1,231,000 from the sale of $11,811,000 face amount of the Company's mortgage-backed securities in June 1997. Also included in this amount was $1,120,000 of expense the Company recognized in June 1997 resulting from the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company.

Second Quarter 1997 Compared to Second Quarter 1996

      During the three-months ended June 30, 1997, cash flow from operating activities available for distribution or reinvestment was $11,648,000 versus $7,567,000 for the comparable period in 1996. Revenues for the three months ended June 30, 1997 were $18,115,000 versus $12,920,000 for the same period in 1996. Revenues increased $5,195,000 primarily as a result of increased rental income of $2,634,000, increased interest income on mortgage loans of $2,677,000 and increased other income of $142,000. These increases were offset by a decrease in interest income on mortgage-backed securities of $258,000.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

      Total expenses for the three months ended June 30, 1997 were $9,172,000 versus $7,303,000 for the same period in 1996. The increase of $1,869,000 was due in large part to an increase in interest expense of $797,000. Interest expense increased primarily due to the issuance of convertible subordinated debt in August 1996 and debt assumed by the Company as previously described. Depreciation and amortization expense increased by $746,000 primarily due to the acquisition of additional skilled nursing and assisted living facilities in the past year. Operating and other expenses increased by $172,000 principally due to higher administrative costs. The remaining increase in total expenses of $154,000 related primarily to the minority interest.

      Other income, net consisted of a gain of approximately $1,231,000 from the sale of $11,811,000 face amount of the Company's mortgage-backed securities in June 1997. Also included in this amount was $1,120,000 of expense the Company recognized in June 1997 resulting from the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company's real estate investment portfolio consisted of approximately $289,321,000 invested in owned skilled nursing and assisted living facilities (before accumulated depreciation of $15,738,000), approximately $232,506,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000) and approximately $81,536,000 invested in mortgage-backed securities (before an unrealized gain of $8,838,000 on interest-only mortgage-backed securities). The Company's portfolio consists of 267 skilled nursing facilities and 62 assisted living facilities in 32 states.

     During the six-month period ended June 30, 1997, the Company completed approximately $122,444,000 in new net investments. The investments which closed consisted of approximately $48,340,000 in mortgage loans, approximately $17,748,000 in mortgage loans that will be converted into owned properties and approximately $56,356,000 in owned properties. The Company financed its investments through the sale of 1,000,000 shares of common stock in a public offering at $17.75 per share, the sale of 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock at $25.00 per share, short-term borrowings and cash on hand.

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

     The Company has the option to redeem, without penalty, its outstanding $699,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures at any time. Since such debentures are convertible into common stock of the Company at a conversion price of $10.00 per share, the

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

     Subsequent to June 30, 1997, the Company completed investments totaling $16,094,000. In conjunction with these investments, $4,286,000 of construction loans made by the Company matured and were repaid. In addition, the Company sold one skilled nursing facility for $4,530,000 and issued a $3,171,000 first mortgage loan in connection with such sale. As of August 12, 1997, the Company had outstanding commitments aggregating approximately $167,000,000. Included in these amounts were commitments to ALC for approximately $16,460,000 and HCI for $50,000,000.

     In August 1997, the Company completed the sale of 500,000 shares of the Company's common stock at $18.50 per share in a public offering. The net proceeds of approximately $9,025,000 from the sale were used to pay down borrowings under the Company's lines of credit. As of August 12, 1997, the Company had $95,500,000 in borrowings outstanding under its secured and unsecured lines of credit bearing a weighted average interest rate of approximately 7.40%. In August 1997, the Company obtained a 90-day bank loan at LIBOR plus 3% with no commitment fees of which $10,000,000 was outstanding as of August 12, 1997.

     At August 12, 1997, the Company had approximately $140,750,000 available under its shelf registration statement for future issuance of capital from time to time. In addition, based on the current level of available collateral, approximately $33,500,000 could be borrowed under its lines of credit.

     The Company also anticipates completing a securitization transaction during the year, the proceeds of which will be used to repay borrowings outstanding under its repurchase agreement and its unsecured line of credit. In connection with such securitization, the Company, in September 1995, entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement"), under which the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.64% on a notional amount of $60,000,000. The September 1995 Agreement will be terminated at the earlier of
(i) the completion of the securitization or (ii) November 17, 1997 and has been accounted for as a hedging transaction. As of June 30, 1997, the Company had an unrealized gain of approximately $156,000 on the September 1995 Agreement. In addition, in order to further hedge this anticipated securitization transaction, the Company entered into an additional hedge agreement which is required to be settled by December 15, 1997. In connection with this agreement, the Company locked into a rate of 6.39% on the seven-year Treasury Note Rate on a notional amount of $65,000,000. Upon settlement of this transaction, the Company will either receive or make a payment based on the change in the seven-year Treasury Note Rate.

      Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which requires reclassification of investments in mortgage-backed securities that can contractually be prepaid to available-for-sale or trading. As a result of this adoption, the Company recorded an unrealized gain on interest-only mortgage-backed securities of approximately $8,838,000 at June 30, 1997 which was not reflected in the income statement, but has been reflected as an increase in stockholders' equity in accordance with SFAS No. 125.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

      The Company believes that its current cash from operations available for distribution or reinvestment, its borrowing capacity, the pending REMIC transaction, and the Company's ability to access the capital markets are available to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments. The Company is considering various alternatives to raise funds to finance future investments.

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

                                    PART II


                              LTC PROPERTIES, INC.

                               OTHER INFORMATION

                                 JUNE 30, 1997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

 10.1 Promissory note dated August 11,1997 for $10,000,000 between LTC Properties, Inc. and Sanwa Bank California
 10.2 Form of Swap Transaction Agreement dated August 12, 1997 between LTC Properties, Inc. and Bank of America National Trust and Savings Association
 11     Computation of earnings per share
 27     Financial Data

        In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

   (b)  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LTC PROPERTIES, INC.
                             Registrant



Dated:  August 12, 1997      By:  /s/ JAMES J. PIECZYNSKI
                                  -----------------------
                                  James J. Pieczynski
                                  Senior Vice President and
                                  Chief Financial Officer