Form 10-Q
period 1997-09-30
LTC PROPERTIES INC
filed 1997-11-14
CIK 887905

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459
                                  __________

                                   FORM 10-Q
(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

Yes   X   No  __
      -

Shares of Registrant's common stock, $.01 par value, outstanding at November 5, 1997 -24,896,621

                             LTC PROPERTIES, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1997


                                     INDEX



PART I -- FINANCIAL INFORMATION                                             PAGE
                                                                            ----

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets............................. 3
          Condensed Consolidated Statements of Income....................... 4
          Condensed Consolidated Statements of Cash Flows................... 5
          Notes to Condensed Consolidated Financial Statements.............. 6

 Item 2.  Management's Discussion and
          Analysis of Financial Condition and Results of Operations.........12

PART II -- OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K..................................17

                             LTC PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except share amounts)
                                 (Unaudited)

                                                                            September 30,            December 31,
                                                                                 1997                      1996
                                                                      ----------------------     ---------------------
                                                                                                        (Audited)
ASSETS                                                                                                  (Restated)
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
  amortization:   1997 - $17,475; 1996 - $11,640                                    $295,194                  $199,591
Land                                                                                  16,670                    12,347
Mortgage loans receivable, net of allowance for doubtful accounts:
  1997 - $1,000; 1996 - $1,000                                                       239,574                   177,262
REMIC Certificates, at estimated fair value                                           87,744                    98,934
                                                                                    --------                  --------
   Real estate investments, net                                                      639,182                   488,134
Other Assets:
 Cash and cash equivalents                                                             1,398                     3,148
 Debt issue costs, net                                                                 2,428                     4,150
 Interest receivable                                                                   3,529                     2,817
 Prepaid expenses and other assets                                                     8,432                     2,289
                                                                                    --------                  --------
                                                                                      15,787                    12,404
                                                                                    --------                  --------
  Total assets                                                                      $654,969                  $500,538
                                                                                    ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                                 $ 92,273                  $135,828
Bank borrowings                                                                      130,687                    79,400
Mortgage loans and notes payable                                                      56,810                    54,205
Bonds payable and capital lease obligations                                           13,900                    14,039
Accrued interest                                                                       5,562                     6,015
Accrued expenses and other liabilities                                                 5,223                     3,041
Distributions payable                                                                    610                     6,679
                                                                                    --------                  --------
   Total liabilities                                                                 305,065                   299,207

Minority interest                                                                     10,242                    10,528
Commitments
Stockholders' equity:
Preferred stock: aggregate liquidation amount of $77,000,000,
   10,000,000 shares authorized, shares issued and outstanding:
   1997 - 3,080,000; 1996 - none                                                      73,800                         -
Common stock: $0.01 par value; 40,000,000 shares authorized;
   shares issued and outstanding: 1997 - 24,856,193; 1996 -
   19,484,208                                                                            249                       195
Capital in excess of par value                                                       281,332                   195,297
Notes receivable from stockholders                                                    (7,648)                        -
Cumulative net income                                                                 97,748                    71,914
Cumulative distributions                                                            (105,819)                  (76,603)
                                                                                    --------                  --------
  Total stockholders' equity                                                         339,662                   190,803
                                                                                    --------                  --------
  Total liabilities and stockholders' equity                                        $654,969                  $500,538
                                                                                    ========                  ========


                             See accompanying notes

                             LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                  ----------------------        -----------------------------
                                                    Three months ended                Nine months ended
                                                      September 30,                     September 30,
                                                  ----------------------        -----------------------------
                                                      1997       1996              1997                1996
                                                  ----------  ----------        ---------          ----------
                                                              (Restated)                           (Restated)
Revenues:
 Rental income                                      $ 8,211     $ 5,712           $22,086            $14,773
 Interest income from mortgage loans                  6,682       4,137            19,170             12,969
 Interest income from REMIC Certificates              3,355       3,867            10,802             10,654
 Interest and other income                              561         576             1,353              1,179
                                                    -------     -------           -------            -------

      Total revenues                                 18,809      14,292            53,411             39,575

Expenses:
 Interest expense                                     6,126       5,501            17,465             14,990
 Depreciation and amortization                        2,403       1,690             6,547              4,436
 Amortization of Founders' stock                          -          19                31                 95
 Minority interest                                      307         325               901                597
 Operating and other expenses                           856       1,139             2,801              2,767
                                                     ------     -------           -------            -------

      Total expenses                                  9,692       8,674            27,745             22,885
                                                     ------     -------           -------            -------

Operating income                                      9,117       5,618            25,666             16,690

Other Income:
  Unrealized gain on changes in fair value of
   REMIC Certificates                                   257          18                57              5,683
  Other income, net                                       -           -               111                  -
                                                     ------     -------           -------            -------

      Total other income                                257          18               168              5,683
                                                    -------     -------           -------            -------

  Net income                                          9,374       5,636            25,834             22,373

  Preferred dividends                                 1,829           -             4,084                  -
                                                    -------     -------           -------            -------

Net income available to common stockholders         $ 7,545     $ 5,636           $21,750            $22,373
                                                    =======     =======           =======            =======
Net income available to common stockholders
       per share                                    $  0.32     $  0.29           $  0.94            $  1.18
                                                    =======     =======           =======            =======

Weighted average shares outstanding                  23,895      19,296            23,171             19,033
                                                    =======     =======           =======            =======



                             See accompanying notes

                                                     LTC PROPERTIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                        (In thousands)

                                                                                                   Nine Months Ended September 30,
                                                                                                        1997             1996
                                                                                             ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                                               (Restated)
 Net Income                                                                                         $ 25,834           $ 22,373
 Adjustments to reconcile net income to net cash provided by operating results
 Depreciation and amortization                                                                         6,578              4,531
 Unrealized gain from temporary changes in fair value of REMIC certificates                              (57)            (5,683)
 Gain on sale of REMIC Certificates                                                                   (1,231)                 -
 Expense relating to vesting of restricted stock                                                       1,120                  -
 Non-cash charges                                                                                      1,578              1,366
  Net change in other assets and liabilities                                                          (1,679)              (123)
                                                                                                    ---------          ---------
   Net cash provided by operating activities                                                          32,143             22,464

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock, net                                                       73,800                  -
 Proceeds from issuance of common stock, net                                                          35,444                  -
 Proceeds from issuance of convertible debentures                                                          -             60,000
 Debt issue costs                                                                                                        (2,113)
 Borrowings under the lines of credit                                                                246,532            166,700
 Repayments of bank borrowings                                                                      (195,245)          (177,170)
 Repurchase of common stock                                                                                -             (1,831)
 Distributions paid                                                                                  (35,285)           (18,036)
 Other                                                                                                  (649)              (105)
                                                                                                    ---------          ---------
   Net cash provided by financing activities                                                         124,597             27,445

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Investment in real estate mortgages                                                                 (74,832)           (72,565)
 Acquisitions of real estate properties, net                                                         (99,792)           (77,048)
 Proceeds from sale of REMIC Certificates                                                             11,811             86,674
 Proceeds from sale of real estate properties                                                              -              7,589
 Principal payments on mortgage loans payable and capital lease obligations                           (2,558)            (3,689)
 Restricted cash                                                                                           -              8,300
 Principal payments on mortgage loans receivable                                                       6,701              2,025
 Other                                                                                                   180               (208)
                                                                                                    --------           ---------
   Net cash used in investing activities                                                            (158,490)           (48,922)
                                                                                                    --------           ---------
Increase (decrease) in cash and cash equivalents                                                      (1,750)               987
Cash and cash equivalents, beginning of period                                                         3,148              1,434
                                                                                                    --------          ---------
Cash and cash equivalents, end of period                                                            $  1,398          $   2,421
                                                                                                    ========          =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                                      $ 16,938          $  14,333
                                                                                                    =========         =========
Non-cash investing and financing transactions:
 Conversion of debentures into common stock                                                         $ 43,555          $  16,798
 Notes receivable relating to exercise of employee stock options                                       7,774                  -
 Conversion of mortgage loans to owned properties                                                     15,831                  -
 Assumption of mortgage loans payable for acquisitions of real estate properties                           -              9,641
 Exchange of mortgage loans for REMIC Certificates                                                         -             80,962
 Issuance of mortgage loans payable for REMIC Certificates                                                 -             31,525
 Minority interest related to acquisitions of real estate properties                                       -              8,932

                             See accompanying notes

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


1.  GENERAL

    The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company") without audit and in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the nine months ended September 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

    The Company has securitized portions of its mortgage loan portfolio and retained a portion of the resulting REMIC Certificates to hold as long-term investments. Historically, the Company has accounted for its REMIC Certificate investments at amortized cost and provided fair value disclosures because of the highly specialized nature of the collateral underlying the REMIC Certificates, the lack of marketability of the Certificates and the Company's intent and investment posture to hold its real estate investments for long-term purposes. Moreover, the Company believes that the fair value accounting provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), which require the recognition of unrealized gains or losses resulting from temporary changes in the fair value of originated mortgage-backed securities (the REMIC Certificates) that are retained by the Company, would reflect equity or earnings in the Company's financial statements that would not be ultimately realized and portray a level of liquidity with respect to its REMIC Certificates that does not exist. Furthermore, the Company believed that the accounting literature supported the accounting for the REMIC Certificates at amortized cost. However, after reconsideration following discussions with the Staff of the Securities and Exchange Commission, the Company decided to adopt the fair value accounting provisions of SFAS 115 as opposed to the amortized cost accounting the Company believed applicable under SFAS 115. The fair value accounting provisions require the recognition in earnings of temporary changes in the fair values of the Company's REMIC Certificates investments, irrespective of the Company's reservations about the realizability of such earnings. Accordingly, previously filed financial statements have been restated to reflect the adjustment to fair value of the Company's REMIC Certificate investments. As a result, cumulative net income increased by $1,205,00 as of December 31, 1993 and net income increased (decreased) by $667,000, ($1,656,000) and $6,173,000 for the years ended December 31, 1994,
    1995 and 1996, respectively. The cumulative impact on stockholders' equity as of December 31, 1996 was an increase of $6,389,000. For the three and nine months ended September 30, 1996, net income increased by $18,000 and $5,683,000, respectively. For the six months ended June 30, 1997, net income decreased by $200,000 and stockholders' equity decreased by $2,649,000.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)



    No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income which is distributed to its stockholders.

2.  REAL ESTATE INVESTMENTS

    In 1997, the Company's Board of Directors authorized an increase in the Company's investment in assisted living facilities ("ALFs") from 20% to 30% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $87,744,000 investment in REMIC Certificates). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by Assisted Living Concepts, Inc. ("ALC") to 20% of its adjusted gross real estate investment portfolio (which was approximately $783,467,000 as of September 30, 1997).

    As of September 30, 1997, the Company had investments in ALFs and in properties operated by ALC of approximately $175,414,000 and $110,137,000, respectively or 22.4% and 14.1%, respectively, of the Company's total adjusted gross real estate investment portfolio.

    MORTGAGE LOANS

    During the nine months ended September 30, 1997, the Company invested $74,832,000 in mortgage loans. Approximately $55,740,000 of these loans are secured by, among other things, 22 skilled nursing facilities located in 10 states with a total of 2,274 beds. These mortgage loans contain certain guarantees and individually range from $1,000,000 to $10,000,000 in principal amount, have stated maturities of 10 to 20 years, initial interest rates ranging from 9.75% to 11.57% and generally have 25 year amortization schedules. The remaining $19,092,000 of mortgage loans are secured by 14 ALFs located in four states with a total of 564 units. Of the total loans secured by ALFs, approximately $14,510,000 in loans bearing interest at 10.14% and secured by mortgages on seven ALFs were made to ALC, a developer-owner and operator of ALFs. ALC repaid these loans subsequent to September 30, 1997. Also included in the mortgage loans secured by ALFs was $1,292,000 of additional financing on ALFs under construction.

    Subsequent to September 30, 1997, the Company completed investments in mortgage loans of $10,752,000 which includes a net reduction of $1,073,000 in construction loans.

    OWNED PROPERTIES

    During the nine months ended September 30, 1997, the Company acquired six skilled nursing facilities with a total of 463 beds and 27 ALFs with a total of 1,085 units for approximately $71,289,000. Included in this amount were three skilled nursing facilities purchased for $3,100,000 on which the Company had a first mortgage loan of $2,798,000 and three ALFs purchased for $7,059,000 which were previously financed with construction loans of $6,483,000. The Company also added 36 beds to one of its owned skilled nursing facilities at a total cost of approximately $1,693,000 and nine units to one of its ALFs for $450,000. In addition, during the second quarter of 1997, the Company converted $26,360,000 of mortgage loans secured by ALFs into owned properties through sale lease-back transactions with ALC with total initial annual rent

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

    of approximately $2,604,000. Eleven of the ALFs purchased for a total of $28,055,000 have been leased to ALC for total initial annual rent of approximately $2,801,000 pursuant to long-term non-cancelable agreements.

    Subsequent to September 30, 1997, the Company completed investments in owned properties of $11,237,000.

    REMIC CERTIFICATES
    As of September 30, 1997, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $192,632,000 and 7.87%. As of September 30, 1997, the unamortized cost and the estimated fair value of the subordinated REMIC Certificates held by the Company was $81,298,000 and $87,744,000, respectively.

    COMMITMENTS
    As of November 6, 1997, the Company had outstanding commitments aggregating approximately $199,674,000. Included in these amounts were commitments to ALC for approximately $63,070,000, Home and Community Care, Inc. ("HCI") for $49,214,000 and Carriage House Assisted Living, Inc. ("Carriage") for $6,380,000. Commitments of $49,214,000 to HCI and $50,000,000 to ALC are due
    to expire in 1999 and 2000, respectively.

3.  OTHER ASSETS

    HCI was formed to own, operate and develop assisted living residences and to provide home health and hospice care services. As of September 30, 1997, the Company owned 2,000,000 shares of non-voting common stock of HCI which it acquired for $5,000,000 in the form of a demand note. As of September 30, 1997, $2,068,000 of the demand note had been funded. The remaining $2,932,000 due under the demand note was funded subsequent to September 30, 1997.

    Subsequent to September 30, 1997, HCI declared and paid a distribution representing a return of investment equal to $2.50 per share of outstanding common stock which resulted in the Company receiving back its initial investment of $5,000,000. Following the payment of the distribution, ALC agreed to acquire all of the outstanding common stock of HCI for $1.00 per share which will result in the Company receiving $2,000,000. As part of the acquisition, the Company may receive future payments equal to approximately $3,000 per unit for up to 708 units that were under development by HCI as of the date of the acquisition. As a result of the acquisition, certain officers of the Company ended their employment with the Company to become employees of ALC and the Company accelerated the vesting of certain benefits for these departing employees.

    In September 1996, the Company received a 9.9% interest (990 shares) in Carriage, a privately-held corporation that develops, sells, leases and operates ALFs. LTC received its interest in Carriage in return for its commitment to provide construction financing for the first five facilities developed by Carriage in Nebraska, and LTC's further commitment to provide permanent financing on the first ten facilities developed by Carriage through the completion of sale/leaseback transactions. Subsequent to September 30, 1997, ALC agreed to acquire all of the outstanding common stock of Carriage at an exchange rate of 31.16 shares of ALC for each share

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

    of Carriage. In connection with this acquisition, the Company received 30,850 shares of unregistered shares of ALC restricted common stock. The Company anticipates these shares will be registered and freely tradable during the first quarter of 1998.

4.  DEBT OBLIGATIONS

    BANK BORROWINGS
    In August 1997, the Company obtained a 90 day $10,000,000 bank loan at LIBOR plus 3%. In September 1997, the Company obtained an additional 45 day $10,000,000 bank loan at LIBOR plus 3%. As of September 30, 1997, the Company also had $81,142,000 outstanding under its repurchase agreement secured by mortgages loans and $29,545,000 outstanding under its unsecured revolving credit agreement.

    On October 3, 1997, all amounts outstanding under the 90 day bank loan, the 45 day bank loan, the repurchase agreement and the unsecured revolving credit agreement were refinanced with a $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.375%. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth.

    CONVERTIBLE SUBORDINATED DEBENTURES
    During the nine months ended September 30, 1997, holders of $43,555,000 in principal amount of convertible subordinated debentures elected to convert the debentures into 2,699,519 shares of common stock at prices ranging from $10.00 to $17.25 per share. Subsequent to September 30, 1997, an additional $320,000 in principal amount of convertible subordinated debentures converted into 21,028 shares of the Company's common stock at prices ranging from $15.00 to $16.50 per share.

5.  STOCKHOLDERS EQUITY

    ISSUANCE OF STOCK
    During the first quarter of 1997, the Company completed two public offerings. In January 1997, the Company completed the sale of 1,000,000 shares of common stock in a public offering at $17.75 per share which resulted in net proceeds of $17,349,000. In March 1997, the Company sold 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock") which resulted in net proceeds of $73,800,000. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable monthly, commencing April 15, 1997, to stockholders of record on the first day of each month at the rate of 9.5% per annum of the $25 liquidation preference per share (equivalent to a fixed amount of $2.375 per share). The Series A Preferred Stock is not redeemable prior to April 1, 2001, except in certain circumstances relating to preservation of the Company's qualification as a REIT.

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

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


    During the third quarter of 1997, the Company completed the sale of 1,000,000 shares of common stock in a public offering which generated net proceeds of $18,095,000.

    The net proceeds from these offerings were used to repay short-term borrowings outstanding under the Company's lines of credit.

    NOTES RECEIVABLE FROM STOCKHOLDERS
    In March 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, the Company will make full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans will bear interest at the then current Applicable Federal Rate and are payable in installments over nine years. For the first five years the principal due each quarter will be equal to 50% of the difference between the cash dividends received on the shares purchased and the quarterly interest due. In addition, 25% of cash bonuses received by the borrower must be used to reduce the principal balance. The loans will convert to fully amortizing loans with 16 quarterly payments beginning in year six. Unless the Board of Directors approves otherwise, loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change in control of the Company. In 1997, the Company's management, consultants and directors purchased 585,166 of the Company's common stock under the loan program. At September 30, 1997, the remaining loan amounts available and the loans outstanding of $617,000 and $7,648,000, respectively, bear interest at rates ranging from 6.27% to 6.63% per annum and are secured by a pledge of the shares of common stock acquired through the exercise of options. The market value of the common stock securing these loans was $11,118,000 at September 30, 1997.

6.  DISTRIBUTIONS

    During the three months ended September 30, 1997, the Company declared and paid cash dividends on the Series A Preferred Stock totaling $1,829,000. During the nine months ended September 30, 1997, for its Series A Preferred Stock, the Company declared and paid cash dividends totaling $4,084,000 and $3,474,000, respectively. Dividends declared on the Series A Preferred Stock represent a partial period dividend of $.1385 per share for the period from March 10, 1997 through March 31, 1997 and the regular monthly dividend of $.1979 per share for subsequent periods.

    During the three months ended September 30, 1997, the Company declared and paid cash dividends on its common stock totaling $8,897,000. During the nine months ended September 30, 1997, for its common stock, the Company declared and paid cash dividends totaling $25,132,000 and $31,811,000, respectively. Dividends declared on the Company's common stock represent the regular quarterly dividend of $.34 per share for the quarter ended March 31, 1997 and $.365 per share for the quarters ended June 30 and September 30, 1997.

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

7.  OTHER INCOME, NET

    In June 1997, the Company sold $11,811,000 face amount of its REMIC Certificates recognizing a gain of approximately $1,231,000. Also in June 1997, the Company recognized $1,120,000 of expense resulting from the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company.

8.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of SFAS No. 128 would have resulted in no change in primary earnings per share for the three months ended September 30, 1997, an increase of $0.01 for the three months ended September 30, 1996 and an increase of $0.01 and $0.02 for the nine months ended September 30, 1997 and 1996, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

9.  INTEREST RATE SWAP AGREEMENTS

    In July 1996, the Company provided a $50,180,000 commitment to purchase ALFs through sale leaseback transactions with ALC. In connection with the commitment, in November 1996, the Company entered into a one year forward ten year interest rate swap agreement (the "Agreement"). Under the Agreement, the Company was credited interest at three month LIBOR and incurred interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. On March 10, 1997, the Agreement was terminated concurrently with the completion of the equity offerings discussed in Note 5 and the Company recognized interest income of approximately $440,000.

    In September 1995, the Company entered into a seven year forward interest rate swap agreement which is scheduled to be settled on November 17, 1997. Under this agreement, the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.655% on a notional amount of $60,000,000. In August 1997, the Company entered into a Treasury lock agreement which is scheduled to be settled by December 15, 1997. Under this agreement, the Company locked into a rate of 6.39% on the seven year Treasury Note Rate on a notional amount of $65,000,000. Upon settlement of the Treasury lock agreement the Company will either receive or make a payment based on the change in the seven year Treasury Note Rate. These agreements which are accounted for as hedges were made in connection with an anticipated securitization to be completed in 1998 and will be extended until the consummation of the transaction therefore, any associated gains or losses will be included as a component of the fair value of the assets received in the transaction. At September 30, 1997, the Company had a total unrealized loss of $1,761,000 on these agreements.

                             LTC PROPERTIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

Revenues for the nine months ended September 30, 1997 increased approximately 35% to $53,411,000 from $39,575,000 for the same period in 1996. The increase in revenues resulted from increased rental income of $7,313,000, increased interest income on mortgage loans of $5,761,000 and interest income of $440,000 from the termination of an interest rate swap agreement. Rental income increased $4,768,000 as a result of property acquisitions completed since September 30, 1996 and $2,547,000 due to the inclusion of rental revenue for a full nine months in 1997 for properties acquired during 1996. "Same-store" rents increased $ 306,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the increase in rental income was a decrease of $308,000 resulting from the sale of properties in 1996. The increase in mortgage interest income resulted from the higher mortgage investment base in 1997 compared to 1996. The overall increase in mortgage interest income was mitigated by a decrease of approximately $2,200,000 related to the securitization of mortgages in a REMIC transaction in March 1996. Interest income from REMIC Certificates increased as a result of the third securitization transaction which closed in March 1996.

Total expenses for the nine months ended September 30, 1997 were 52% of net revenues compared to 58% for the same period in 1996. The decrease is due in large part to a reduction in interest expense as a percent of net revenues. The reduction in interest expense is primarily the result of conversions of subordinated debentures and the utilization of equity to fund financing activities in 1997. Depreciation and amortization expense as a percent of rental income remained flat at 30%.

Other income decreased due to an increase in the estimated fair value of REMIC Certificates which resulted in an unrealized gain of $5,683,000 during the prior period as compared to the current period's unrealized gain of $57,000. Also contributing to the decrease in the current period was $1,120,000 of expense the Company recognized in connection with the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company. This decrease was offset by gain of $1,231,000 recognized on the sale of one of the Company's rated REMIC certificates in June 1997. The sale of the certificate also reduced the amount of the unrealized gain on the REMIC for the nine months ended September 30, 1997. On an overall basis, the REMIC Certificates' estimated fair value was approximately $545,000 higher at September 30, 1997 than at September 30, 1996.

During the nine months ended September 30, 1997, the Company declared dividends of $4,084,000 on its Series A Cumulative Preferred Stock issued in March 1997.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders decreased $623,000 to $21,750,000 for the nine months ended September 30, 1997 from $22,373,000 for the same period in 1996.

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)


THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Revenues for the three months ended September 30, 1997 increased $4,517,000 to $18,809,000 from $14,292,000 for the same period in 1996. The increase in revenues resulted from increased rental income of $2,499,000 and interest income on mortgage loans of $2,545,000. Rental income increased $2,442,000 as a result of property acquisitions completed since September 30, 1996. "Same-store" rents increased $181,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the increases in rental income was a decrease of $124,000 resulting from the sale of properties. The increase in mortgage interest income resulted from the higher mortgage investment base in 1997 compared to 1996. Interest income from REMIC Certificates decreased as a result of the sale of $11,811,000 face amount of REMIC Certificates in June 1997.

Total expenses for the three months ended September 30, 1997 were 52% of net revenues compared to 61% for the same period in 1996. The decrease is due in large part to a reduction in interest expense as a percent of net revenues. The reduction in interest expense is primarily the result of conversions of subordinated debentures and the utilization of equity to fund financing activities in 1997. Depreciation and amortization expense as a percent of rental income remained relatively flat at 29% for 1997 compared to 30% for 1996.

Other income increased primarily as a result of the effect of a higher unrealized gain on changes in the fair value of the REMIC Certificates for the current period as compared to that of the prior period. On an overall basis, the REMIC Certificates' estimated fair value was approximately $545,000 higher at September 30, 1997 than at September 30, 1996.

During the three months ended September 30, 1997, the Company declared dividends of $1,829,000 on its Series A Cumulative Preferred Stock issued in March 1997.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders increased $1,909,000 to $7,545,000 for the three months ended September 30, 1997 from $5,636,000 for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's real estate investment portfolio consisted of approximately $329,339,000 invested in owned skilled nursing and assisted living facilities (before accumulated depreciation of $17,475,000), approximately $240,574,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000) and approximately $87,744,000 invested in REMIC Certificates. The Company's portfolio consists of 262 skilled nursing facilities and 83 assisted living facilities in 33 states.

During the nine months ended September 30, 1997, the Company completed approximately $174,624,000 in new investments. The investments which closed consisted of approximately $74,832,000 in mortgage loans and approximately $99,792,000 in owned properties. The Company financed its investments through the sale of 2,000,000 shares of common stock in public offerings at

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  (CONTINUED)

prices ranging from $17.75 to $18.50 per share, the sale of 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock at $25.00 per share, short-term borrowings and cash on hand.

In September 1995, the Company entered into a seven year forward interest rate swap agreement which is scheduled to be settled on November 17, 1997. Under this agreement, the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.655% on a notional amount of $60,000,000. In August 1997, the Company entered into a hedge agreement which is is scheduled to be settled by December 15, 1997. Under this agreement, the Company locked into a rate of 6.39% on the seven year Treasury Note Rate on a notional amount of $65,000,000. These agreements were made in connection with an anticipated REMIC to be completed in 1998 and will be extended until the consummation of the REMIC transaction therefore, any associated gains or losses will be included as a component of the fair market value of the assets received in the transaction. At September 30, 1997, the Company had a total unrealized loss of $1,761,000 on these agreements.

During the third quarter of 1997, the Company obtained a 45 day $10,000,000 bank loan and a 90 day $10,000,000 bank loan at LIBOR plus 3%. As of September 30, 1997, the Company also had $81,142,000 outstanding under its repurchase agreement secured by mortgages loans and $29,545,000 outstanding under its unsecured revolving credit agreement. On October 3, 1997, all amounts outstanding under the 90 day bank loan, the 45 day bank loan, the repurchase agreement and the unsecured revolving credit agreement were refinanced with a $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.375%. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth. As of November 6, 1997, the Company had $134,500,000 in borrowings outstanding under its Revolving Credit Facility.

The Company has the option to redeem, without penalty, its outstanding $639,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures at any time. Since such debentures are convertible into common stock of the Company at a conversion price of $10.00 per share, the Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

Subsequent to September 30, 1997, the Company completed investments totaling $21,989,000. As of November 6, 1997, the Company had outstanding commitments aggregating approximately $199,674,000. Included in these amounts were commitments to Assisted Living Concepts for approximately $63,070,000, Home and Community Care, Inc. for $49,214,000 and Carriage House Assisted Living, Inc. for $6,380,000. Commitments of $49,214,000 to HCI and $50,000,000 to ALC are
due to expire in 1999 and 2000, respectively

At November 6, 1997, the Company had approximately $131,675,000 available under its shelf registration statement for future issuance of capital from time to time.

As of September 30, 1997, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was

                             LTC PROPERTIES, INC.

                   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

$192,632,000 and 7.87%. As of September 30, 1997, the unamortized cost and the estimated fair value of the subordinated REMIC Certificates held by the Company was $81,298,000 and $87,744,000, respectively. As of September 30, 1997, no REMIC Certificates had been deemed impaired.

The REMIC Certificates retained by the Company are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The returns on the Company's investment in REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management's estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower). Additionally, management believes it employs conservative underwriting policies and to date there have been no credit losses on any of the mortgages underlying the certificates nor are any credit losses currently anticipated.

The REMIC Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk.

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


STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

and the timing of additional investments, access to capital markets and changes in tax laws and regulations affecting real estate investment trusts.

                                    PART II

                             LTC PROPERTIES, INC.

                               OTHER INFORMATION

                              SEPTEMBER 30, 1997



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

        10.1   Promissory note dated September 18, 1997 for $10,000,000 between
               LTC Properties, Inc. and The Sumitomo Bank, Limited
        10.3   Agreement and Plan of Merger and Reorganization dated October 4,
               1997 between Assisted Living Concepts, Inc. and Home and
               Community Care, Inc.
        11     Computation of earnings per share
        27     Financial Data

               In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LTC PROPERTIES, INC.
                                Registrant



Dated:  November 14 , 1997      By: /s/ JAMES J. PIECZYNSKI
                                    -----------------------
                                James J. Pieczynski
                                President and Chief Financial Officer