Form 10-K/A
period 1996-12-31
LTC PROPERTIES INC
filed 1997-12-08
CIK 887905

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                   (MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER:  1-11314

                              LTC PROPERTIES, INC.
             (Exact name of Registrant as specified in its charter)

MARYLAND                                                    71-0720518
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                          Identification No.)


                        300 Esplanade Drive, Suite 1860
                           Oxnard, California  93030
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (805) 981-8655

          Securities registered pursuant to Section 12(b) of the Act:

                   Title of Stock                                            Name of each exchange on which registered
----------------------------------------------------                        -------------------------------------------
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

  Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        ---

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

                                   22,098,361
     (Number of shares of common stock outstanding as of January 31, 1997)

    Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1997.
===============================================================================

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

     MORTGAGE LOANS

     As part of the Company's strategy of making long-term investments in properties used in the provision of long-term health care services, the Company provides mortgage financing on such properties based on the investment underwriting criteria established by the Company. (See "Investment and Other Policies" in this Section.)

     The Company maintains a long-term investment interest in its mortgages either through the direct retention of mortgages or through the retention of REMIC certificates originated in the Company's securitizations. The Company may, from time-to-time, securitize a portion of its mortgage loan portfolio when a securitization provides the Company with the best available form of raising capital to make additional long-term investments. In addition, the Company believes that the certificates retained by the Company in its securitizations provide its shareholders with a more diverse real estate investment while maintaining the returns desired by the Company. As of December 31, 1996, the Company had securitized $354,000,000 of mortgage loans that were originated by the Company. Because the Company anticipates securitizing additional portions of its mortgage loan portfolio in the future, its mortgage loan investments are carried at the lower of cost-or-market.

     REMIC CERTIFICATES

     On March 29, 1996, the Company securitized mortgage loans with an aggregate outstanding principal balance of approximately $112,487,000 by creating a Real Estate Mortgage Investment Conduit ("REMIC") which, in turn, issued mortgage pass-through certificates ("REMIC Certificates") aggregating approximately the same amount. A total of approximately $90,552,000 of REMIC Certificates were subsequently sold to third parties by the Company. The Company retained the remaining $21,935,000 face amount of the REMIC Certificates, which are effectively subordinated in right of payment to the Certificates sold to third parties. A portion of the other REMIC Certificates the Company retained, which have no principal amount, are interest-only certificates and entitle the Company to receive cash flows designated as interest. The proceeds from the sale were used to pay down outstanding borrowings under the Company's lines of credit. At December 31, 1996, the Company had investments in REMIC Certificates with an estimated fair value of $98,934,000 approximately ($92,545,000 at amortized cost) secured by 148 long-term care facilities with a total of 16,064 beds in 24 states. (See "Part 1, Item 2 -- Properties -- REMIC Certificates.")

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

     There are no limitations on the amount or percentage of the Company's total assets that may be invested in any one property or joint venture, except for investments in assisted living facilities ("ALFs"). The Board of Directors authorized the Company to invest up to 20% of the Company's adjusted gross real estate investment portfolio (adjusted to include approximately $278,881,000 of mortgage loans to third parties underlying the December 31, 1996 balance of investment in REMIC Certificates ) in ALFs, with a 10% limit on investments in properties operated by Assisted Living Concepts, Inc. ("ALC"). ALC is an owner, operator and developer of assisted living facilities. Three executive officers of the Company own approximately 5.5% of ALC's common stock as of December 31, 1996 and two of the Company's executive officers serve as members of the Board of Directors of ALC. The Company has discussed with its Board of Directors and anticipates increasing the percentage of its adjusted gross real estate investment portfolio that can be invested in ALFs and properties operated by ALC to 30% and 15%, respectively during 1997. Except for ALFs, no other limits have been set on the number of properties in which the Company will seek to invest, or of the concentration of investments in any one facility or any one city or state, or the type or form of investment.

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

(iii)investing in commodities or commodity futures contracts (other than interest rate futures, when used solely for hedging purposes);

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

INSURANCE

     The Company obtains title insurance with respect to each of its investments. The Company generally requires: (i) with respect to each owned property, an American Land Title Association ("ALTA") Extended Coverage Owner's Policy of Title Insurance with an insured amount equal to the purchase price, insuring that the Company holds fee simple title to the property subject only to those liens and encumbrances approved by the Company; and (ii) with respect to each mortgaged property, an ALTA Extended Coverage Lender's Policy of Title Insurance with an insured amount equal to the loan amount, insuring the Company's first-lien security interest in the property subject only to those liens and encumbrances approved by the Company. However, ALTA Extended Coverage Policies of Title Insurance are not available in all states, in which event the Company requires the broadest form of title coverage available in the particular jurisdiction.

     In addition, the Company requires that its tenants (in the case of owned properties) and borrowers (in the case of mortgaged properties) maintain comprehensive liability insurance and casualty insurance with policy specifications and insured limits customarily carried for similar properties and cause their insurers to name the Company as an additional insured, loss payee and/or mortgagee, as appropriate depending on the particular type of policy. In the case of casualty insurance, the insured limits may not be less than the full replacement cost of the improvements constructed on the property, and coverage is typically provided in the form of an "all-risk" policy. However, there are certain types of losses which may either be uninsurable or not economically insurable. For example, the Company generally requires its tenants and borrowers to carry flood insurance if the property is located within a flood plain area as designated by the applicable governmental authority, and earthquake insurance if the property is located in a state, such as California, where the risk of earthquake damage is high. Such flood and earthquake coverage is not always an insurable risk or may not be obtainable in amounts at least equal to the full replacement cost of the improvements constructed on the property. Accordingly, there is no assurance that adequate coverage exists with respect to each investment should there be serious flooding, seismic activities or other uninsurable casualty in the areas where the properties constituting the Company's investments are located. Should an uninsured (or less than fully insured) loss occur, the Company could lose its investment in, and anticipated profits and cash flow from, a property.

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

     INCOME TESTS

     In order to maintain its qualification as a REIT, the Company annually must satisfy three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) for each taxable year must be derived directly or indirectly from investments in real property (other than gains from property held primarily for sale), mortgages on real property, or certain qualified temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income form certain sales of property held primarily for sale) for each taxable year must be derived from such real property investments described with respect to the 75% test, dividends, interest and gain from the sale or disposition of stock or securities (other than gains from certain sales of property held primarily for sale). Third, short-term gain from the sale or other disposition of stock or securities, gain from certain sales of property held primarily for sale, and gain from the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income for each taxable year.

     ASSET TEST

     At the close of each quarter of its taxable year, the Company must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets (including the assets held by its subsidiaries and its allocable share of the assets held by partnerships in which it or its subsidiaries is a partner) must be represented by real estate assets (including interests in a qualifying REMIC and shares in a REIT), cash, cash items and government securities. Second, no more than 25% of the Company's total assets (including the assets held by its subsidiaries and its allocable share of the assets held by partnerships in which it or its subsidiaries is a partner) may be represented by securities other than those includable in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

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

     In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs. Payment of any consideration in exchange for referral of Medicare and Medicaid patients is generally prohibited by federal statute, which subjects violators to severe penalties, including exclusion from the Medicare and Medicaid programs, fines, and even prison sentences. In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers. In addition, legislation has been adopted at both state and federal levels that severely restricts the ability of physicians to refer patients to entities in which they have a financial interest.

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

PORTFOLIO

     As of December 31, 1996, the Company`s real estate investment portfolio consisted of investments in skilled nursing and assisted living facilities (described below) in 32 states. The Company had approximately $223,578,000 (before accumulated depreciation of $11,640,000) invested in long-term care facilities owned by the Company and leased to operators, approximately $178,262,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000), and approximately $98,934,000, at estimated fair value, ($92,545,000 at amortized cost) invested in REMIC Certificates.

Skilled nursing facilities (SNFs). At December 31, 1996, the Company had investments in 248 skilled nursing facilities with a total of 28,628 beds, in the form of direct ownership or mortgage loan interests, including interests in mortgages underlying the Company's investment in REMIC certificates. Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many of the skilled nursing facilities provide ancillary services which include occupational, speech, physical, respiratory and IV therapies, as well as provide sub-acute care services. Such services are paid either by the patient or the patient's family, or through the federal Medicare or state Medicaid programs.

Assisted living facilities (ALFs). At December 31, 1996, the Company had investments in 35 assisted living facilities with 1,456 units. Assisted living facilities serve elderly persons who require assistance with activities of daily living, but who do not require the constant supervision skilled nursing facilities provide. Services are generally available 24-hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.


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

     The following table sets forth certain information regarding the Company's owned properties as of December 31, 1996:

                                                              Average
                                  No. of                     Remaining
                No. of   No. of    Beds                      Lease Term        Purchase            Current Annual
  Location       SNFs     ALFs    /Units   Encumbrances     (in Months)          Price             Rent Payments
-----------------------------------------------------------------------------------------------------------------
Alabama              8        1      912    $14,608,044                95     $ 29,287,996            $ 3,274,779
Arizona              3               587     18,909,717                44       18,486,509              2,335,600
California           3               473                               52        7,378,468                896,172
Florida              9             1,116                              102       39,064,291              4,061,847
Georgia              1               100                              137        2,500,000                248,750
Idaho                         1       39                              144        2,550,000                266,220
Illinois             1               148                               96        6,627,159                746,640
Iowa                 6               448      8,748,149                36        9,401,943              1,073,564
Kansas                        4      134      5,739,360               108        6,700,000                633,820
Montana              1               278      4,335,297                72        3,830,608                420,365


                                                              Average
                                                             Remaining
                No. of   No. of    Beds    No. of            Lease Term        Purchase            Current Annual
  Location       SNFs     ALFs    /Units   Encumbrances     (in Months)          Price             Rent Payments
-----------------------------------------------------------------------------------------------------------------
New Mexico           2               236                               72        6,898,696                785,951
Oklahoma                      1       37                              120        1,750,000                168,525
Oregon                        2       71                              144        4,550,000                463,410
Tennessee            2               224                              137        5,550,000                552,225
Texas                8        8    1,685      4,974,739                93       45,630,908              4,980,779
Virginia             3               443                              105       11,012,655              1,211,748
Washington           2        7      457     10,928,853               198       22,358,630              2,185,380
-----------------------------------------------------------------------------------------------------------------
TOTAL               49       24    7,388    $68,244,159                (1)    $223,577,863   (2)      $24,305,775
=================================================================================================================

(1) The amounts comprising the $68,244,159 of encumbrances include 1) $54,205,000 of non-recourse mortgages payable by the Company secured by 22 skilled nursing facilities containing a total of 2,634 beds, 2) $8,300,000 of tax-exempt bonds secured by 5 assisted living facilities in Washington with 184 units, and 3) $5,739,159 of capital lease obligations on 4 assisted living facilities in Kansas with 134 units.

(2) Of the total purchase price, $175,969,598 relates to investments in 49 SNFs with 6,520 beds and $47,608,265 relates to investments in 24 ALFs with 868 units.

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

                                                           Average
                                  No. of                  Number of
                No. of   No. of    Beds     Interest      Months to      Face Amount of      Current Amount of      Current Annual
  Location       SNFs     ALFs    /Units     Rate %        Maturity      Mortgage Loans        Mortgage Loans      Debt Service (1)
------------------------------------------------------------------------------------------------------------------------------------

Alabama              1               142         11.18%           100        $  4,100,000       $     4,060,562        $   489,706
Arizona              2        1      479   10.58-11.70%            87          10,650,000            10,599,851          1,238,740
Arkansas             2               274   10.00-10.20%           171           3,400,000             3,361,692            396,918
California          11             1,587   10.00-13.20%           107          22,805,000            23,501,020          2,888,344
Colorado             4               373   10.00-11.92%           108           6,330,000             5,284,620            615,460
Florida              8        1    1,106    9.16-11.85%            96          30,944,862            31,726,985          3,644,254
Georgia              1        2      287          9.75%           116           8,050,000             8,030,186            929,512


                                                           Average
                                  No. of                  Number of
                No. of   No. of    Beds     Interest      Months to      Face Amount of      Current Amount of      Current Annual
  Location       SNFs     ALFs    /Units     Rate %        Maturity      Mortgage Loans        Mortgage Loans      Debt Service (1)
------------------------------------------------------------------------------------------------------------------------------------
Illinois             2               322    9.76-11.10%           107           6,200,000             6,185,008            643,244
Iowa                 3               214   11.62-11.70%            95           4,000,000             3,940,365            493,338
Kansas               4               233    9.90-11.87%           108           4,320,000             3,995,045            474,810
Louisiana            1               127         10.89%           239           1,600,000             1,600,000            196,745
Mississippi          3               400         10.32%           117          11,250,000            11,240,003          1,216,767
Missouri             1               174         10.75%            45           2,801,000             2,872,520            375,658
Nebraska             1        4      266    9.00-14.32%            59           5,348,980             5,434,382            601,749
Nevada               1               100         10.38%           163           1,200,000             1,173,996            142,523
North
 Carolina            2               201   10.70-11.85%            66           3,770,000             3,728,490            449,556
Ohio                 1               150         10.19%           111           5,200,000             5,173,773            575,408
Oklahoma             1               161         10.90%           174           1,300,000             1,292,252            159,961
Oregon               1        3      261     9.76-9.90%            33           8,160,000             8,157,238            810,999
South
 Carolina            5               509         11.70%            73          11,250,000            11,229,957          1,357,532
Tennessee            3               201         10.73%           105           5,861,000             4,826,639            561,609
Texas               11             1,383   10.00-11.60%           115          16,650,000            16,364,741          1,998,690
Washington           4               310   11.00-11.70%           168           4,500,000             4,482,365            551,282
------------------------------------------------------------------------------------------------------------------------------------

TOTAL               73       11    9,260                                     $179,690,842       $178,261,690 (2)       $20,812,805
==================================================================================================================================

(1)  Includes principal and interest payments.
(2) Of the total current principal balance, $159,698,336 relates to investments in 73 SNFs with 8,672 beds and $18,563,354 relates to investments in 11 ALFs with 588 units.

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

                               REMIC CERTIFICATES

     At December 31, 1996, the estimated fair value of the Company's REMIC Certificate investments was $98,934,000 ($92,545,000, at amortized cost). The REMIC Certificates retained by the Company are subordinate in rank and right of payment to the Certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. Management believes it employs conservative underwriting policies and to date there have been no credit losses on any of the mortgages underlying the Certificates nor are any credit losses currently anticipated. The REMIC Certificates are collateralized by three pools consisting of 85 first mortgage loans secured by 148 skilled nursing facilities with a total of 16,064 beds in 24 states. Each mortgage loan, all of which were originated by the Company, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property (a "Mortgaged Property"). The $278,881,000 current principal amount of mortgage loans represented by the REMIC Certificates have individual principal balances ranging from approximately $297,000 to $13,760,000, have a weighted average interest rate of approximately 11.21%, and have remaining terms to scheduled maturities ranging from 28 months to 220 months.

     The following table sets forth certain information regarding the three pools of mortgage loans securing the REMIC Certificates as of December 31, 1996:

                                                          Original Principal      Current Principal Amount
                         Number of       Number of       Amount of Remaining        of Remaining Mortgage       Current Annual
      Location          Facilities         Beds             Mortgage Loans                Loans (1)              Debt Service


--------------------------------------------------------------------------------------------------------------------------------
Alabama                            8           1,069               $ 18,425,800                $ 18,074,641          $ 2,253,561
Arizona                            5             955                 26,018,000                  25,708,985            2,863,918
California                        16           1,705                 27,404,786                  25,753,046            3,588,009
Connecticut                        4             499                 10,656,000                  10,478,251            1,297,858
Florida                            3             330                 13,160,000                  12,875,952            1,533,085
Georgia                           10           1,078                 20,822,000                  20,566,473            2,498,370
Illinois                           6             679                 12,426,000                  12,150,073            1,495,306
Iowa                              10             750                 13,531,000                  13,782,238            1,493,545
Kansas                             1              66                  1,200,000                   1,191,133              140,033
Kentucky                           1              67                    726,000                     711,348               88,862
Michigan                           3             444                  6,800,000                   6,698,413              828,043
Mississippi                        1             120                  2,800,000                   2,773,733              332,810
Missouri                           5             545                  9,489,000                   9,297,497            1,161,454
Montana                            5             658                 14,278,000                  14,073,620            1,536,239
Nebraska                           4             378                  6,614,000                   6,545,787              770,105
New Mexico                         5             350                  9,007,000                   8,757,245            1,127,306
North Carolina                     2             256                  5,350,000                   5,217,532              649,726
Ohio                               3             243                  7,000,000                   6,732,363              815,867
Oklahoma                           1             112                  1,300,000                   1,262,522              167,409
S. Dakota                          1              50                    585,000                     574,982               64,189
Tennessee                          4             297                  6,952,000                   6,884,490              822,951
Texas                             45           5,020                 64,280,000                  62,341,306            7,773,876
Washington                         4             289                  4,583,000                   4,502,040              544,601
Wisconsin                          1             104                  2,075,000                   1,927,543              264,000
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                            148          16,064               $285,482,586                $278,881,213          $34,111,123
================================================================================================================================

(1) Included in the balances of the mortgages underlying the REMIC Certificates are $54,205,000 of non-recourse mortgages payable by the Company. These mortgages were originated by the Company and were transferred to the REMIC. Subsequently, the properties securing the mortgages were acquired by the Company in unrelated transactions, subject to the related mortgage debt. The properties and the mortgage debt are reflected in the Company's balance sheet.

     Such mortgage loans generally have 25-year amortization schedules with balloon payments due from 1999 to 2015, unless prepaid prior thereto. Contractual principal and interest distributions with respect to the amortized cost basis $92,545,000 of Certificates retained by the Company are subordinated to distributions of interest and principal with respect to the $192,210,000 Certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur, contractual principal reductions on the REMIC Certificates retained by the Company will commence in August 2004 with final maturity in April 2015. Distributions on any of the REMIC Certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC Certificates, including the exercise of certain purchase options under existing facility leases or the sale of the Mortgaged Properties. Each of the mortgage loans securing the REMIC Certificates contain similar prepayment and certain security provisions with respect to the Company's mortgage loans.

     As part of the REMIC transactions discussed above, the Company serves as the sub-servicer and, in such capacity, is responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the REMIC Certificates. The Company receives monthly fees equal to a fixed percentage of the then outstanding mortgage loans in the REMIC which, in management's opinion, represent currently prevailing terms for similar transactions. Because the fees received for such servicing result in only adequate compensation after considering the costs to service the loans, the Company does not recognize a separate asset for servicing rights. In addition, the Company will act as the special servicer to restructure any mortgage loans in the REMIC that become in default.

     At December 31, 1996, the REMIC Certificates held by the Company have an effective interest rate of approximately 15.84% based on the expected future cash flows with no unscheduled prepayments.

MAJOR OPERATORS

     As of December 31, 1996, Retirement Care Associates ("RCA"), Horizon Healthcare Corporation ("HHC"), Sun Healthcare Group, Inc. ("Sun") and Assisted Living Concepts, Inc. ("ALC") operated, on a combined basis, 115 facilities representing 43.6% ($273.2 million) of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $92.5 million--amortized cost basis--investment in REMIC Certificates). At December 31, 1996, RCA, HHC, Sun and ALC operated 34, 36, 26 and 19, facilities, respectively, representing approximately 14.3% ($89.8 million), 13.8% ($86.2 million), 9.0% ($56.6 million) and 6.5% ($40.6 million), respectively, of the Company's adjusted gross portfolio. RCA, HHC, Sun and ALC are publicly traded companies, and other information regarding these operators is on file with the Securities and Exchange Commission. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by any of such operators, or any other major operator of the Company, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with the Company or its borrowers as it expires.

Item 3.      LEGAL PROCEEDINGS

     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4a.     EXECUTIVE OFFICERS


         NAME               Age                           Position
-----------------------   -------   -----------------------------------------------------
Andre C. Dimitriadis           56   Chairman, Chief Executive Officer and Director
William McBride III            36   President, Chief Operating Officer and Director
James J. Pieczynski            33   Senior Vice President and Chief Financial Officer

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

                                                                                  PRICE PER SHARE
                                                                           High                       Low
                                                                 ------------------------   -----------------------
1995
----
   First Quarter                                                                   13.625                    12.500
   Second Quarter                                                                  13.750                    12.625
   Third Quarter                                                                   15.250                    13.125
   Fourth Quarter                                                                  15.500                    14.000

1996
----
   First Quarter                                                                   17.125                    14.875
   Second Quarter                                                                  16.625                    15.125
   Third Quarter                                                                   17.250                    15.875
   Fourth Quarter                                                                  18.875                    16.250

1997
----
   First Quarter                                                                   18.250                    17.750
        (through February 1, 1997)

(b) As of January 31, 1997, there were approximately 675 stockholders of record of the Company's common stock. At the date of filing of this Annual Report on Form 10-K/A, the Company is unable to estimate the number of additional stockholders whose shares are held for them in street name or nominee accounts.
(c) The Company has declared total cash distributions for the two years 1995 and 1996 as set forth below:

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

 ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following table of selected financial information for the twelve months ended December 31, 1996, 1995, 1994 and 1993 and for the period from August 25, 1992 (commencement of operations) to December 31, 1992 should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A.

                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           RESTATED(3)
                                             ------------------------------------
                                                  1996         1995        1994        1993        1992(1)
                                                ---------   ----------   ---------   ---------   -----------
OPERATING INFORMATION:
Revenues                                        $ 54,930    $  35,569    $ 27,641    $ 15,847    $  4,012
Expenses:
   Interest expense                               20,604        9,407       6,563       6,400       2,597
   Depreciation and amortization                   6,298        3,072       1,781         799          41
   Amortization of Founders' stock                   114          221         372         481         281
   Provision for loan losses                           -            -         550         372          75
   Minority interest                                 898           57           -           -           -
   Operating and other expenses                    4,479        2,772       3,037         948         255
                                                --------    ---------    --------    --------    --------
      Total expenses                              32,393       15,529      12,303       9,000       3,249
                                                --------    ---------    --------    --------    --------
Other income (loss)                                6,173       (1,656)        667           -           -
                                                --------    ---------    --------    --------    --------
Income before cumulative effect of
      change in accounting                        28,710       18,384      16,005       6,847         763
Cumulative effect of accounting change                 -            -       1,205           -           -
                                                --------    ---------    --------    --------    --------
Net Income                                      $ 28,710    $  18,384    $ 17,210    $  6,847    $    763
                                                ========    =========    ========    ========    ========
Weighted average shares outstanding               19,257       18,257      15,443       9,169       7,962
                                                ========    =========    ========    ========    ========

PER SHARE INFORMATION:
Net income before cumulative effect of
 accounting change                              $   1.49    $    1.01    $   1.04    $   0.75    $   0.10
Cumulative effect on prior year (year ended
 December 31, 1993) of a change in method
 of accounting for REMIC Certificates                  -            -        0.07           -           -
                                                --------    ---------    --------    --------    --------
Net income                                      $   1.49    $    1.01    $   1.11    $   0.75    $   0.10
                                                ========    =========    ========    ========    ========

Distributions declared (2)                      $  1.335    $    1.21    $   1.10    $   1.02    $   0.35

BALANCE SHEET INFORMATION:
Real estate investments, net                    $488,134    $ 340,441    $220,025    $147,269    $ 94,802
Total assets                                     500,538      357,378     239,369     154,303     148,562
Total debt                                       283,472      174,083      55,835      61,804      73,192
Total liabilities                                299,207      185,458      66,148      69,156      78,250
Minority interest                                 10,528        1,098           -           -           -
Total stockholders' equity                       190,803      170,822     175,093      85,147      70,312

OTHER INFORMATION:                                  1996         1995        1994        1993        1992
                                                --------    ---------    --------    --------    --------
Cash flows from operating activities            $ 33,789    $  24,197    $ 19,242    $  8,863    $  3,268
Cash flows used in investing activities          (94,210)    (111,459)    (73,546)    (52,706)    (94,578)
Cash flows provided by (used) in financing
     activities                                   62,135       74,430      65,465      (2,817)    141,075
Weighted average shares outstanding               19,257       18,257      15,443       9,169       7,962

(1)  From August 25, 1992 (commencement of operations) to December 31, 1992.
(2)  Distributions may exceed current or accumulated net income.
(3) As further discussed in Note 1 of Consolidated Financial Statements included herein, the Company has restated its 1996, 1995 and 1994 results of operations to effect a change in the method used to account for its REMIC Certificates.

     In March 1995, NAREIT adopted the following definition of Funds From Operations ("FFO"): net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest. In addition, the Company excludes any unrealized gains or losses resulting from temporary changes in the estimated fair value of its REMIC Certificates in the computation of FFO. The Company implemented this new definition of FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. For the year ended December 31, 1996, the Company's FFO was $28,793,000 representing net income of $28,710,000 plus depreciation on real estate investments of $6,256,000, less unrealized gains on its REMIC Certificate investments of $6,173,000

     The Company believes that FFO is an important supplemental measure of operating performance. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing, and financing activities as a measure of liquidity. The Company believes that FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time. The term FFO was designed by the REIT industry to provide useful supplemental information. FFO provides an alternative measurement criteria, exclusive of certain non-cash charges included in GAAP income, by which to evaluate the performance of such investments. FFO, used by the Company in accordance with the NAREIT definition may not be comparable to similarly entitled items reported by other REITs that have not adopted the NAREIT definition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

     Year ended December 31, 1996 compared to the year ended December 31, 1995

     Total revenues for the twelve months ended December 31, 1996 increased by $19,361,000 or 54% to $54,930,000 from $35,569,000. The increase was primarily due to increased rental income of $10,594,000, increased mortgage interest income of $4,382,000 and increased interest income from REMIC Certificates of $3,480,000. Rental income increased $7,375,000 as a result of $113,858,000 of property acquisitions made in 1996 and by $3,011,000 as a result of a full year's effect on rental revenue of facilities acquired during 1995. Rental revenue also increased by $109,000 due to contingent rents received from certain facilities based on increases in the facilities' incremental operating revenues (as defined in the respective leases). "Same-store" rentals (rents from facilities owned for all of 1995 and 1996) increased by $99,000 as a result of additional rents received in 1996 on facilities that are subject to rental increases tied to increases in Consumer Price Indices (CPI). The increase in mortgage interest income resulted from the higher overall mortgage investment base in 1996 as compared to the 1995 investment base. Interest from REMIC Certificates increased as a result of the third securitization transaction which closed in March 1996. The remaining increase in income of $905,000 was primarily due to penalties the Company received in 1996 from prepayments of one mortgage loan and eight loans underlying the REMIC Certificates held by the Company.

     Total expenses for the twelve months ended December 31, 1996 increased by $16,864,000 or 109% to $32,393,000 from $15,529,000 a year ago. The increase resulted primarily from increases in interest expense of $11,197,000, depreciation and amortization expense of $3,119,000, and from operating and other expense of $1,707,000. Interest expense increased primarily due to a higher borrowing base in 1996 that resulted from convertible debt issuances totaling $60,000,000 offset by $18,813,000 of conversions, increases in net bank borrowings of $30,930,000 and increases in net mortgage financing of $37,498,000. During 1996, the Company acquired 22 assisted living facilities and 20 skilled nursing facilities resulting in an increase in depreciation and amortization expense. Operating and other expenses increased by $1,707,000 or 62% due to approximately $1,445,000 in additional salaries and bonuses. Approximately $1,299,000 of the increase in salaries and bonuses were attributable to higher wages and bonuses paid to existing personnel and approximately $146,000 was due to additional staffing. The remaining portion of the increase in operating expense was due to higher administrative costs. Minority interest expense increased $841,000 due to the addition of six new partnership transactions in 1996.

     Total expenses for the twelve months ended December 31, 1996, as a percentage of revenues, increased 35% as compared to the prior period. The relatively higher increase in expenses when compared to revenues was primarily due to financing activities in the latter part of 1995 and 1996 which utilized more debt than equity. As a result, interest expense, as a percentage of revenues, increased by approximately 42%. In addition, the investments funded with these borrowings generally resulted in lower spreads as a result of market interest rate pressures, when compared to prior investments which utilized more equity financing. Depreciation and amortization expense increased by 33% as a percentage of revenues due to the increase in the Company's owned properties asset base in 1996 by approximately $113,858,000. Minority expense also increased 920% as a percentage of revenues as a result of the six additional partnership transactions completed in 1996 and the full year impact of the partnership transaction completed in 1995. Operating and other expenses increased by 5% as a percentage of revenues primarily due to higher salaries and bonuses paid to existing staff during 1996.

     Other income (loss) increased in 1996 over 1995 due to the higher estimated fair value of the Company's REMIC Certificate investments when compared to prior year's. The higher estimated fair value was attributable to the Company's third securitization which was completed in March 1996. On an overall basis, the Certificates' estimated fair value was $6,389,000 greater than book value as of December 31, 1996.

     As a result of the foregoing, net income for the twelve months ended December 31, 1996 increased $10,326,000 over the same period a year earlier.

     Year ended December 31, 1995 compared to the year ended December 31, 1994

     Total revenues increased $7,928,000 primarily as a result of increased rental income of $4,292,000, increased interest income on REMIC Certificates of $2,980,000 and increased interest income on mortgage loans of $280,000. The increase in rental income of $4,292,000 was due primarily to additional rents of $1,748,000 resulting from property acquisitions made in 1995 and by $2,362,000 as a result of a full year's effect on rental revenue of facilities acquired during 1994. "Same-store" rentals (rents from facilities owned for all of 1995 and 1994) increased by $116,000 primarily as a result of an additional $107,000 of rent associated with the expansion of one skilled nursing facility on which 60 new beds were constructed and by $9,000 resulting from increased rent on one facility due to a rent adjustment tied to increases in CPI. Rental revenue also increased by increased by $66,000 due to contingent rents received based on increases in the facilities' incremental operating revenues (as defined in the respective leases). Interest income on REMIC Certificates increased $2,980,000 primarily due to the full year impact of the securitization transaction completed in 1994. Interest income on mortgage loans increased $6,443,000 due to the investments completed in 1995 and $3,996,000 due to the full year impact of mortgage loan investments completed in 1994. The increases were offset by reductions in interest income of $9,506,000 relating to the sale of mortgages to the REMIC and $653,000 resulting from the prepayment of certain mortgages in 1994. The remaining increase in total revenues of $376,000 was primarily due to an increase of $158,000 in prepayment penalties received by the Company in 1995 and increases in facility fees and other income of $218,000.

     Total expenses for the twelve months ended December 31, 1995 increased $3,226,000 primarily due to increases in interest expense of $2,844,000 and depreciation and amortization of $1,140,000. Interest expense increased by approximately $3,581,000 due to the issuance of $30,000,000 of convertible debentures in September 1994 and $61,500,000 of convertible debentures in September 1995. Interest expense also increased by approximately $899,000 due to increased levels of bank borrowings and by approximately $954,000 due to the assumption of non-recourse mortgages. These increases were offset by a decrease of $2,590,000 in interest expense in connection with the conversion of a portion of the Company's 9.75% convertible debentures in 1995. Increased expenses were also attributable to increased depreciation and amortization totaling $1,140,000 as a result of acquisitions in 1995 and 1994. During 1995, the Company acquired 11 skilled nursing facilities and six assisted living residences. The above increases were offset by decreases in operating and other expenses of $265,000. Reduction in operating and other expenses resulted primarily from a decrease in compensation expense of $764,000 offset by increased staffing and administrative costs. Minority interest increased by $57,000 due to a partnership formed by the Company in 1995.

     Total expenses for the twelve months ended December 31, 1995, as a percentage of revenues, decreased by approximately 2% as compared to the prior period. Although on an overall basis revenues compared to expenses were stable between the periods, there were some changes with respect to certain expense categories. Interest expense, as a percentage of revenues, increased 11% as a result of a greater proportion of debt being used to finance the 1995 investments as compared to 1994, which utilized debt and equity more proportionately. Depreciation and amortization expense increased by 34% as a percentage of revenues due to the additional investments in 1995 and the full impact of 1994 owned property investments which primarily occurred during the second half of 1994. These increases were offset by decreases in the provision for loan or lease losses of 100%. Operating and other expenses decreased by approximately 29% as a percentage of revenues primarily due to comparatively lower compensation expense recorded in 1995.

     The decrease in other income (loss) for the year ended December 31, 1995 was due the lower estimated fair value of the Company's REMIC Certificate investments as of December 31, 1995 when compared to estimated fair value at December 31, 1994. On an overall basis, the Certificates' estimated fair value was $216,000 greater than book value as of December 31, 1995.

     As more fully described in Note 1 of the Consolidated Financial statements included herein, the Company restated its earnings to adopt the fair value accounting provisions of Statement of Financial Accounting Standards No. 115. As a result, the cumulative effect on earnings of $1,205,000 on the date of adoption (January 1, 1994) has been reflected as a separate component in the Consolidated Statement of Income for the year ended December 31, 1994.

     As a result of the foregoing, net income for the twelve months ended December 31, 1995 increased $1,174,000 over the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had investments in 248 skilled nursing facilities with a total of 28,628 beds and 35 assisted living facilities with a total of 1,456 units in 32 states. The Company's real estate investment portfolio consisted of approximately $178,262,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000), approximately $98,934,000 of REMIC Certificates at estimated fair value ($92,545,000 cost basis), and approximately $223,578,000 (before accumulated depreciation of $11,640,000) invested in long-term care facilities owned by the Company and leased to operators.

     During 1996, the Company completed investments totaling over $205,000,000 which consisted of purchases of 42 long-term care facilities for approximately $113,858,000 and mortgage loans of $99,440,000 net of the sale of four properties in Texas for $7,589,000. The Company financed its investments through the sale of $60,000,000 aggregate principal amount of convertible debentures in February and August 1996, the sale of $90,552,000 of REMIC Certificates in March 1996, the assumption of non-recourse mortgage loans totaling $9,641,000, the issuance of $8,932,000 in limited partnership interests, short-term borrowings and cash on hand. During 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate price of approximately $1,831,000. The Company also paid off one of its outstanding mortgage loans totaling $3,331,000.

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

     The credit and repurchase agreements (collectively "lines of credit") limit the amount of borrowings available to between 50% and 60% of the Company's borrowing base. Under the Credit Agreement, the Company's borrowing base is comprised of certain owned properties and mortgage loans. At December 31, 1996, the borrowing base under the Credit Agreement is limited to 50% of the cost of the total applicable value of the properties and 60% of the total applicable value of eligible mortgage loans in the borrowing base or approximately $45,000,000. Under the Repurchase Agreement, the borrowing base consists of various loans which have been assigned to the financial institution. The Company can borrow up to 60% of the loans which have been assigned. Based on the current level of collateral and borrowings at February 1, 1997, there was approximately $28,451,000 available under the Company's Repurchase Agreement which the Company anticipates will be increased to $34,000,000 when additional collateral is accepted. In addition, the Company had registered in a shelf registration but had not issued up to $77,250,000 of additional securities for future issuance from time to time.

     In July 1996, in connection with obtaining a $50,180,000 commitment to enter into a sale leaseback transaction with Assisted Living Concepts, Inc. ("ALC"), the Company agreed to sell four assisted living facilities ("ALFs") it acquired during 1996 in Texas to ALC for approximately $7,589,000. There was no gain or loss recognized on the sale; however, the Company received an administration fee of approximately $214,000 in conjunction with the sale of the four ALFs. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "November 1996 Agreement"). The terms of the commitment provide for an initial lease term of twelve years and an lease rate of 9.90% on each facility acquired. The Company will finance this commitment with fixed rate financing, and as such, has utilized an interest rate swap to "lock-in" the rate at which such financing will be obtained. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). Under the November 1996 Agreement, the Company will be credited with interest at the three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The November 1996 Agreement will be terminated on or before November 7, 1998 which is the latest date on which the Company expects to fully fund the commitment and have long-term financing in place. At December 31, 1996, the Company had an unrealized gain of $251,000 under the November 1996 Agreement.

     The Company also anticipates completing a securitization transaction within the next year, the proceeds of which will be used to repay borrowings outstanding under its Repurchase Agreement and its Credit Agreement. In connection with such securitization, the Company, in September 1995, entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement"). Under the September 1995 Agreement, beginning on March 31, 1997 and continuing semi-annually thereafter, the Company is to be credited interest at the six month LIBOR and incur interest at a fixed rate of 6.64% on a notional amount of $60,000,000 which is being accounted for as a hedge. This effectively "locked-in" the net interest margin on $60,000,000 principal amount of senior certificates the Company anticipates will be sold in the securitization transaction. Concurrent with the closing of the hedged transaction, any gains and losses associated with the interest rate swap will be included as a component of the proceeds of the transaction. The September 1995 Agreement will be terminated at the earlier of (i) an anticipated securitization transaction to be completed during the second half of 1997 or (ii) November 17, 1997. At December 31, 1996, the Company had an unrealized loss of $253,000 under the September 1995 Agreement.

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

     The Company expects its future income and ability to make distributions from cash flows from operations to depend on the collectibility of its mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing and assisted living facilities owned by or pledged to the Company. The operating results of the facilities will depend on various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, the Company's future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. The Company cannot presently predict what impact these proposals may have, if any. The Company believes that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing and assisted living facilities, the Company's borrowers and the underlying collateral for mortgage loans and make future revisions to the provision, if considered necessary.

     The Company's investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company's costs of financing its operations and the fair market value of its financial assets. The Company generally makes loans which have predetermined increases in interest rates and leases which have agreed upon annual increases. Inasmuch as the Company initially funds its investments with its revolving bank line and repurchase agreement, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase between the time the Company originates the investment and the time it securitizes the loans or replaces the short-term variable rate borrowings with a fixed rate financing.
To help reduce the negative impact of changes in interest rates, the Company partially hedges, or locks in, its net interest rate spread on its investments with interest rate swaps, as previously described.

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

     Certain of the Certificates retained by the Company have designated certificate principal balances and a stated certificate interest "pass-through" rate. These Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. The Company also retains the interest-only (I/O) Certificates, which provide cash flow (interest-only) payments that result from the difference between the interest collected from the underlying mortgages and interest paid on all the outstanding pass-through rate certificates. In addition to the risk from credit losses, the I/O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O Certificates, thus, reducing their effective yield. The Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although the Company is required to report its REMIC Certificate investments at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of the Company's management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company was forced to liquidate any of the Certificates.

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

Item 8.     FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----

Report of Independent Auditors.................................................................25

Consolidated Balance Sheets as of December 31, 1996 and 1995...................................26

Consolidated Statements of Income for the years ended
December 31, 1996, 1995 and 1994...............................................................27

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.........................................................28

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994...............................................................29

Notes to Consolidated Financial Statements.....................................................30

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

     As discussed in Note 1, the Company has restated its financial statements, after discussions with the Staff of the Securities and Exchange Commission, to adopt the fair value accounting provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", for its investment in REMIC certificates, as opposed to the previously reported amortized cost accounting. As a result of this change in accounting, the Company earnings increased in 1996 by $6,173,000 ($0.32 per share), decreased in 1995 by $1,656,000 ($0.09 per share), and increased in 1994 by $1,872,000 ($0.12 per share).

                                     /s/ ERNST & YOUNG LLP



Los Angeles, California
January 13, 1997, except Note 10, as to
which the date is February 1, 1997

                              LTC PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                (RESTATED)
                                                                             --------------------------------------------
                                                                                  DECEMBER 31,              December 31,
                                                                                      1996                      1995
                                                                             -------------------       ------------------
ASSETS                                                                                        (In thousands)
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
     amortization:   1996 - $11,640; 1995 - $5,487                                      $199,591                 $104,546
Land                                                                                      12,347                    7,236
Mortgage loans receivable, held for sale, net of allowance for
     doubtful accounts:  1996 - $1,000; 1995 - $997                                      177,262                  161,059
REMIC Certificates, at estimated fair value                                               98,934                   67,600
                                                                             -------------------       ------------------
      Real estate investments, net                                                       488,134                  340,441
Other Assets:
  Cash and cash equivalents                                                                3,148                    1,434
  Restricted cash                                                                              -                    8,300
  Debt issue costs, net                                                                    4,150                    3,331
  Interest receivable                                                                      2,817                    2,093
  Prepaid expenses and other assets                                                        2,289                    1,779
                                                                             -------------------       ------------------
                                                                                          12,404                   16,937
                                                                             -------------------       ------------------
    Total assets                                                                        $500,538                 $357,378
                                                                             ===================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                                     $135,828                 $ 94,641
Bank borrowings                                                                           79,400                   48,470
Mortgage loans payable                                                                    54,205                   16,707
Bonds payable and capital lease obligations                                               14,039                   14,265
Accrued interest                                                                           6,015                    3,196
Accrued expenses and other liabilities                                                     3,041                    2,415
Distributions payable                                                                      6,679                    5,764
                                                                             -------------------       ------------------
     Total liabilities                                                                   299,207                  185,458

Minority interest                                                                         10,528                    1,098

Commitments                                                                                    -                        -
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares                                             -                        -
     authorized;  none issued and outstanding
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued
     and outstanding: 1996 - 19,484,208; 1995 - 18,297,254                                   195                      183
Capital in excess of par value                                                           195,297                  178,453
Cumulative net income                                                                     71,914                   43,204
Cumulative distributions                                                                 (76,603)                 (51,018)
                                                                             -------------------       ------------------
    Total stockholders' equity                                                           190,803                  170,822
                                                                             -------------------       ------------------
    Total liabilities and stockholders' equity                                          $500,538                 $357,378
                                                                             ===================       ==================

                             See accompanying notes

                             LTC PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands except per share amount)


                                                          YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------
                                                                 (RESTATED)
                                             -----------------------------------------------
                                                   1996              1995            1994
                                             --------------    ------------     ------------

Revenues:
  Rental income                                     $20,529         $ 9,935          $ 5,643
  Interest income from mortgage loans                17,498          13,116           12,836
  Interest income from REMIC Certificates            14,383          10,903            7,923
  Interest and other income                           2,520           1,615            1,239
                                             --------------    ------------     ------------

          Total revenues                             54,930          35,569           27,641

Expenses:
  Interest expense                                   20,604           9,407            6,563
  Depreciation and amortization                       6,298           3,072            1,781
  Amortization of Founders' stock                       114             221              372
  Provision for loan losses                               -               -              550
  Minority interest                                     898              57                -
  Operating and other expenses                        4,479           2,772            3,037
                                             --------------    ------------     ------------

          Total expenses                             32,393          15,529           12,303
                                             --------------    ------------     ------------

Other income/(loss):
  Unrealized holding gain/(loss) on changes
   in estimated fair value of REMIC
   Certificates                                       6,173          (1,656)             667
                                             --------------    ------------     ------------
Income before cumulative effect of
  accounting change                                  28,710          18,384           16,005
Cumulative effect of accounting change                    -               -            1,205
                                             --------------    ------------     ------------
Net income                                          $28,710         $18,384          $17,210
                                             ==============    ============     ============

Per share amounts:
  Income before cumulative effect of
   accounting charge                                $  1.49         $  1.01          $  1.04
  Cumulative effect on prior year (year ended
   December 31, 1993) of a change in method
   of accounting for REMIC Certificates                   -               -             0.07
                                             --------------    ------------     ------------
Net income                                          $  1.49         $  1.01          $  1.11
                                             ==============    ============     ============

Weighted average shares outstanding                  19,257          18,257           15,443
                                             ==============    ============     ============

                            See accompanying notes

                             LTC PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (Restated)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  Capital in                                           Total
                                        Common        Stock       excess of      Cumulative       Cumulative       Stockholders'
                                        Shares        Amount      par value      Net Income      Distributions         Equity

                                   ----------------------------------------------------------------------------------------------
Balances at December 31, 1993              9,737         $ 97       $ 89,698          $ 7,610         $(12,258)          $ 85,147
Amortization of Founders' stock                -            -            372                -                -                372
Issuance of common stock, net              4,800           48         59,570                -                -             59,618
Conversions of debentures, net of
     unamortized issue costs of            3,330           34         32,261                -                -             32,295
      $1,237
Repurchase of common stock                  (209)          (2)        (2,666)               -                -             (2,668)
Net income                                     -            -              -           17,210                -             17,210
Distributions ($1.10 per share)                -            -              -                -          (16,881)           (16,881)
                                   ----------------------------------------------------------------------------------------------
Balances at December 31, 1994             17,658          177        179,235           24,820          (29,139)           175,093
                                   ----------------------------------------------------------------------------------------------
Amortization of Founders' stock                -            -            221                -                -                221
Exercise of stock options                      2            -             24                -                -                 24
Conversions of debentures, net of                                                                            -
     unamortized issue costs of            1,936           19         18,924                -                              18,943
      $651
Repurchase of common stock                (1,299)         (13)       (18,076)               -                -            (18,089)
Repurchase of warrants                         -            -         (1,875)               -                -             (1,875)
Net income                                     -            -              -           18,384                -             18,384
Distributions ($1.21 per share)                -            -              -                -          (21,879)           (21,879)
                                   ----------------------------------------------------------------------------------------------
Balances at December 31, 1995             18,297          183        178,453           43,204          (51,018)           170,822
                                   ----------------------------------------------------------------------------------------------
Amortization of Founders' stock                -            -            114                -                -                114
Exercise of options                            3            -             39                -                -                 39
Conversions of debentures, net of                                                           -
     unamortized issue costs of            1,304           13         18,521                                 -             18,534
      $576
Repurchase of common stock                  (120)          (1)        (1,830)               -                -             (1,831)
Net income                                     -            -              -           28,710                -             28,710
Distributions ($1.335 per share)               -            -              -                -          (25,585)           (25,585)
                                   ----------------------------------------------------------------------------------------------
Balances at December 31, 1996            $19,484         $195       $195,297          $71,914         $(76,603)          $190,803
                                   ==============================================================================================


                             See accompanying notes

                             LTC PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                              Year ended December 31,
                                                           ----------------------------------------------------------
                                                                                     (Restated)
                                                           ----------------------------------------------------------
                                                                    1996               1995                1994
                                                              ----------------   -----------------   -----------------
OPERATING ACTIVITIES:
  Net income                                                        $  28,710           $  18,384           $  17,210
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                      7,999               4,998               2,956
     Unrealized holding gain/(loss) on changes in
      estimated fair value of REMIC Certificates                       (6,173)              1,656                (667)
     Cumulative effect of accounting change                                 -                   -              (1,205)
     Noncash charges                                                      296                 237                 226
     Net change in other assets and liabilities                         2,957              (1,078)                722
                                                                    ---------           ---------           ---------
       Net cash provided by operating activities                       33,789              24,197              19,242

INVESTING ACTIVITIES:
  Investment in real estate mortgages                                 (99,440)           (101,908)           (120,472)
  Acquisitions of real estate properties, net                         (95,285)            (23,403)            (41,136)
  Sale of real estate properties, net                                   7,589                   -                   -
  Deferred facility fees, net                                             233                 251                 558
  Proceeds from sale of REMIC Certificates,  net                       86,674              19,216              80,203
  Principal payments on real estate mortgages                           2,272               2,634               8,550
  Restricted cash                                                       8,300              (8,300)                  -
  Principal payments on mortgage loans payable                         (3,893)                (37)                  -
  Other                                                                  (660)                 88              (1,249)
                                                                    ---------           ---------           ---------
       Net cash used in investing activities                          (94,210)           (111,459)            (73,546)

FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debenture offerings            60,000              61,500              30,000
  Proceeds from issuance of common stock, net                              39                   -              59,618
  Proceeds from issuance of bonds                                           -               8,300                   -
  Debt issue costs                                                     (2,167)             (2,409)             (1,101)
  Repurchase of warrants                                                    -              (1,875)                  -
  Distributions paid                                                  (24,670)            (21,237)            (14,388)
  Borrowings under the lines of credit                                219,000             133,220             109,800
  Repayment of bank borrowings                                       (188,070)            (84,750)           (115,800)
  Repurchase of common stock                                           (1,831)            (18,089)             (2,668)
  Other                                                                  (166)               (230)                  4
                                                                    ---------           ---------           ---------
       Net cash provided by (used in) financing activities             62,135              74,430              65,465
                                                                    ---------           ---------           ---------
(Decrease) increase in cash and cash equivalents                        1,714             (12,832)             11,161
Cash and cash equivalents, beginning of year                            1,434              14,266               3,105
                                                                    ---------           ---------           ---------
Cash and cash equivalents, end of year                              $   3,148           $   1,434           $  14,266
                                                                    =========           =========           =========

Supplemental disclosure of cash flow information:
  Interest paid during the year                                     $  16,631           $   7,428           $   6,909
                                                                    =========           =========           =========

                             See accompanying notes

                             LTC PROPERTIES, INC.

1.   THE COMPANY

Organization and Investments

     LTC Properties, Inc. (the "Company") was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. The Company, which is organized as a real estate investment trust, invests in long-term care facilities through mortgage loans, facility lease transactions and other investments. As of December 31, 1996, the Company had investments in 248 properties ("the Properties") located in 32 states and operated by 84 health care providers. The Properties include 248 skilled nursing facilities with a total of 28,628 beds and 35 assisted living residences with a total of 1,456 units. At December 31, 1996, the Company's real estate investment portfolio consisted of approximately $223,578,000 (before accumulated depreciation of $11,640,000) invested in 73 long-term care facilities owned by the Company and leased to operators, approximately $178,262,000 (before allowance for doubtful accounts of $1,000,000) invested in 67 mortgage loans secured by 73 skilled nursing facilities and 11 assisted living facilities ("ALFs") and approximately $92,545,000 invested in REMIC Certificates secured by 148 skilled nursing facilities.

Restatement

     As previously disclosed in the current and prior years, the Company has securitized portions of its mortgage loan portfolio and retained a portion of the resulting REMIC Certificates to hold as long-term investments.
Historically, the Company has accounted for its REMIC Certificate investments at amortized cost and provided fair value disclosures because of the highly specialized nature of the collateral underlying the REMIC Certificates, the lack of marketability of the Certificates and the Company's intent and investment posture to hold its real estate investments for long-term purposes. Moreover, the Company believes that the fair value accounting provisions of SFAS 115, which require the recognition of unrealized gains or losses resulting from temporary changes in the fair value of originated mortgage-backed securities (the REMIC Certificates) that are retained by the Company, may reflect equity or earnings in the Company's financial statements that may not be ultimately realized and portray a level of liquidity with respect to its REMIC Certificates that may not exist. Furthermore, the Company believed that the accounting literature supported the accounting for the REMIC Certificates at amortized cost. However, after reconsideration following discussions with the Staff of the Securities and Exchange Commission, the Company decided to adopt the fair value accounting provisions of SFAS 115 as opposed to the amortized cost accounting the Company believed applicable under SFAS 115. The fair value accounting provisions require the recognition in earnings of temporary changes in the fair values of the Company's REMIC Certificates investments, irrespective of the Company's reservations about the realizability of such earnings. Accordingly, the 1996 financial statements, which include the results of operations for the years ended December 31, 1996, 1995 and 1994, have been restated to reflect the adjustment to estimated fair value, of the Company's REMIC Certificate investments. As a result, the Company has increased earnings by $6,173,000 for the year ended 1996, decreased earnings by $1,656,000 in 1995 and increased earnings by $1,872,000 in 1994, to record the temporary changes in the fair value of its REMIC Certificate investments during each reporting period.

                             LTC PROPERTIES, INC.

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

Revenue Recognition

     Interest income on mortgage loans and REMIC Certificates is recognized on the accrual basis using the effective interest method. The total amount of the base rent payments from operating leases is accrued as earned over the term of the lease. Contingent rental income, which is generated by a percentage of increased revenue over a specified base period revenue of the long-term care facilities, is recognized as earned.

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

     During the year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This pronouncement requires that impairment losses for such assets be based on the fair value of the asset. In accordance with this pronouncement, the Company records impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than their carrying amounts. Management assesses the potential for impairment on a property by property basis. The adoption of SFAS No. 121 had no impact on the Company's consolidated financial statements as no impairment write-downs were necessary.

                             LTC PROPERTIES, INC.

Mortgage Loans Receivable

     The Company maintains a long-term investment interest in its mortgages either through the direct retention of mortgages or through the retention of REMIC certificates originated in the Company's securitizations. The Company may, from time-to-time, securitize a portion of its mortgage loan portfolio in transactions accounted for as sales, when a securitization provides the Company with the best available form of raising capital to make additional long-term investments. Because portions of the Company's mortgage loan portfolio are anticipated to be securitized in the future, the Company is required to classify its mortgages as held for sale and account for them at the lower of cost-or-market under the provisions of SFAS 65. However, historically, the Company has sold its mortgages solely in connection with its REMIC securitizations and does not anticipate selling any of its mortgages other than in the course of completing future securitizations.

     The Company considers mortgages that have not yet been securitized to be "uncommitted mortgages" (as defined under SFAS No. 65) until they have been accepted for securitization by two independent rating agencies. In determining the estimated market value for such mortgages, the Company considers estimated prices and yields, which are based in part on a spread over the applicable U.S. Treasury Note Rate, sought by qualified institutional buyers of the REMIC certificates originated in the Company's securitizations. As of December 31, 1996, the estimated market value of Company's mortgage loan investments, all which are considered uncommitted mortgages, exceeded their amortized cost. The Company determines the lower of cost or market of its mortgage loans on an aggregate basis. To the extent that the aggregate cost basis exceeds the aggregate market value, a valuation allowance is established with the resulting amount included in the determination of net income. Changes in the valuation allowance are included in current period earnings.

Hedging of Anticipated Transactions

     As further discussed in Notes 4 and 9, the Company has entered into forward interest rate swap agreements to hedge certain firm commitments and to hedge anticipated securitization transactions. Firm commitments subject the Company to interest rate risk to the extent that debt or other fixed rate financing will be used to fund such investments. In such circumstances, the Company may elect to hedge such financings thereby reducing its exposure to interest rate risk. The Company designates such interest rate swaps as hedges when the significant characteristics and expected terms of the anticipated transaction are identified and when it is probable that the anticipated transaction will occur. Any gains or losses on the qualifying hedges are recognized upon the completion of the hedged transaction.

Federal Income Taxes

     No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust under Sections 856 through 869 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income which is distributed to stockholders, provided that such distribution is at least 95 percent of its taxable income. At December 31, 1996, the reported amount of the Company's net assets and liabilities exceeds the tax bases by approximately $21,000,000.

     For Federal Tax purposes, depreciation is taken on the Company's owned properties based on the assets' tax bases (which is materially the same as GAAP book value) calculated, in general, at a rate of 3.6%, using the straight-line method over a period of 27.5 years.

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statement purposes due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives and bases of assets.

                             LTC PROPERTIES, INC.

Investments in REMIC Certificates

     Income on investments in the Company's REMIC Certificates, including interest-only Certificates, is recognized based on the effective interest method using the anticipated yield over the expected life of these investments. These Certificates are recorded at their estimated fair value at the time of the transactions and are accounted for under the provisions of SFAS No. 115 (as described before in "Debt Securities"). Impairment adjustments are made if the projected yield of a certificate class is less than the risk-free rate of return on an investment with similar duration. Such projected yields are based on management's best estimate of future cash flows at each reporting date.

Concentrations of Credit Risk

     The Company's credit risks primarily relate to cash and cash equivalents, the investment in REMIC Certificates, mortgage loans receivable, facility leases and interest rate swaps. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The REMIC Certificates relate to participating interests in real estate mortgage investment conduits ("REMICs") as discussed in Note 4. The Company's mortgage loans receivable relate primarily to loans secured by long-term care facilities as discussed in Note 4. The facility leases relate to the long-term care facilities the Company owns and leases to third party operators.

     The Company's financial instruments, principally its investment in REMIC Certificates and mortgage loans receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. The Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management's periodic review of its portfolio.

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

     Certain of the Certificates retained by the Company have designated certificate principal balances and a stated certificate interest "pass-through" rate. These Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their

                             LTC PROPERTIES, INC.

effective yield would be negatively impacted by such losses. The Company also retains the interest-only (I/O) Certificates, which provide cash flow (interest-only) payments that result from the difference between the interest collected from the underlying mortgages and interest paid on all the outstanding pass-through rate certificates. In addition to the risk from credit losses, the I/O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O Certificates, thus, reducing their effective yield. The Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk.

Net Income Per Share

     Computation of net income per share is based on weighted average number of shares of common stock outstanding and dilutive common stock equivalents (principally stock options).

Debt Securities

     The Company's investment in debt securities is limited to its investments in REMIC Certificates, which resulted from its past securitizations. It is the Company's intent to hold its REMIC Certificate investments as long-term investments. SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), requires that securities retained which resulted from the origination and securitization of mortgage loans be recorded and accounted for at fair value, with changes in the securities' fair value reflected as a separate component of earnings in the current period, irrespective of an organization's intent or ability to hold such securities or the level of marketability, if any, with respect to such securities. As such, the Company reflects the change in the Certificates' estimated fair value as a separate component of earnings at each reporting period. The Company believes that any unrealized gains and/or losses reflected in its income statement, as required by SFAS 115, would not be immediately realizable because of the investment posture of the Company and the illiquid nature of certain of the Certificates retained from its securitizations.

     In estimating the Certificates' fair value, significant judgment is used since there is no market for these Certificates. In arriving at such estimates, management considers factors which affect the Certificates' projected cash flows including, but not limited to, actual and estimated prepayments, projected credit losses, if any, on the underlying mortgages, as well as general economic and regulatory factors affecting the long-term care industry and prevailing market interest rate conditions. Since many of these factors are difficult to predict and are beyond the control of the Company's management, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company was forced to liquidate any of the Certificates.

Securitization Transactions

     Under the Company's securitization structure (see Note 4), transfers of mortgage loans to a Real Estate Mortgage Investment Conduit ("REMIC Trust"), a qualifying special-purpose entity, are accounted for as a sale upon completion of the transaction with any gain or loss recorded in earnings

                             LTC PROPERTIES, INC.

at the time of the transaction. In determining a gain or loss, the Company compares the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with the underlying hedge, to the cash proceeds and fair market value of any subordinated certificates received. Subordinated certificates received by the Company are recorded at their estimated fair value on the date of the transaction. Additionally, under this structure, the Company has no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of the Company for financial reporting purposes.

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

Mortgage Servicing Rights

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 "Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires the recognition of a separate asset for the right to service mortgage loans that are acquired through either the purchase or origination of mortgage loans. The pronouncement also requires the allocation of costs among servicing rights and the loans, based on their relative fair values. Currently, the Company serves as the sub-servicer on its REMIC transactions comprising 85 loans at December 31, 1996. In that capacity, the Company receives fees which are determined based on prevailing market rates for such services at the time of each REMIC transaction. Because the fees received for such servicing result in only adequate compensation after considering the costs to service the loans, the Company does not recognize a separate asset for servicing rights.

     With respect to servicing rights associated with mortgage loans originated by the Company, the estimated fair value of such rights would be determined based on the underlying characteristics of the mortgages the Company services in its REMIC securitizations. Since the fair value of such rights only sufficiently covers the cost of such servicing, no separate servicing asset is recognized since it would be immaterial. Therefore, the entire cost of originating the mortgage loans is allocated to such mortgages.

New Accounting Pronouncement

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125) which is effective for transactions occurring after December

                             LTC PROPERTIES, INC.

31, 1996 and applicable to assets held on or acquired after January 1, 1997. SFAS 125 amends SFAS No. 115 and supersedes SFAS No. 77 "Reporting by Transferors for Transfers of Receivables with Recourse." In addition, Statement 125 amends certain other accounting literature which provided guidance with respect to the Company's REMIC securitization transactions.

     SFAS 125 provides specific criteria for determining whether or not a transfer of assets is a sale or a secured borrowing. In order for sales accounting to apply, the new criteria specifies that 1) transferred assets must be isolated from the transferor 2) the transferee obtains the right free of any conditional constraints to pledge or exchange the assets, or the transferee is a qualifying special purpose entity of which the holders of the beneficial interests have the right free of any conditional constraints to pledge or exchange those interests, and 3) the transferor does not maintain effective control over the transferred assets. The Company believes that the structure of its securitizations would continue to meet the sales accounting standards established in SFAS 125, however, to the extent that recent interpretations of certain provisions of SFAS 125 would require modification to the REMIC structure, the Company would make the necessary modifications to allow for its future securitizations to continue to be accounted for as sales. In addition, SFAS 125 provides that upon completion of a sale, the assets received and the liabilities incurred, if any, shall be recognized at their fair values at the time of the transaction with any gains or losses recognized in earnings. Management believes that these new provisions will not have a material impact on the financial position or results of operations of the Company with respect to any future securitizations.

     SFAS 125 also requires the measurement of servicing assets and liabilities when an entity undertakes an obligation to service financial assets. The Company currently provides servicing on the loans from its three previous REMIC securitizations and would expect to do so in any future REMIC. However, historically, the Company receives only adequate compensation for such servicing and, as such, has determined that any servicing asset would be immaterial. Therefore, management believes that this provision of SFAS 125 will not materially impact the Company's financial position.

     Furthermore, SFAS 125 modifies the accounting for certain financial assets that can contractually be prepaid or otherwise settled in such a way that the holder would not substantially recover all of its recorded investment to be accounted for at their fair value under SFAS 115. The Company currently accounts for its investments in REMIC Certificates at estimated fair value, consequently, there would be no material effect on the financial position or results of operations of the Company resulting from the adoption of these provisions of SFAS 125.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     The details of net changes in other assets and liabilities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                   1996              1995              1994
                                                              ---------------   ---------------   --------------
(Increase) in interest receivable                                    $  (875)          $  (741)        $   (462)
(Increase) decrease in prepaid, other assets and allowance               (99)             (285)             475
Increase (decrease) in accrued interest                                2,819             1,224             (755)
Increase (decrease) in accrued expenses and other liabilities          1,112            (1,276)           1,464
                                                                     -------           -------         --------
                     Net change                                      $ 2,957           $(1,078)        $    722
                                                                     =======           =======         ========

Non-cash investing and financing transactions:
    Securitization of mortgage loans for REMIC Certificates          $80,962           $     -         $127,640

                             LTC PROPERTIES, INC.

                                                                   1996            1995            1994
                                                              --------------   -------------   -------------
  Issuance of mortgage loans payable for REMIC Certificates
                                                                      31,525               -               -
  Conversion of debentures into common stock                          18,813          19,357          33,306
  Assumption of mortgage loans payable relating to
   acquisitions of real estate properties                              9,641          13,407           3,337

  Assumption of capital lease obligations                                  -           5,965               -
  Minority interest                                                    8,932           1,041               -

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

     In March 1996, the Company provided non-recourse mortgage loans secured by long-term care facilities to three of its wholly owned subsidiaries and to certain partnerships in which the Company was a general partner totaling $31,525,000. Concurrent with the closing of the loans, the Company completed a real estate investment conduit ("REMIC") transaction in which loans totaling $112,487,000, including the $31,525,000 originated in 1996, were exchanged for mortgage pass-through certificates for an equal amount. See "REMIC Certificates." See Note 5 - Other Long-term Obligations.

     At December 31, 1996, the Company had 67 mortgage loans receivable secured by first mortgage loans on 73 skilled nursing facilities with a total of 8,672 beds and 11 assisted living residences with 588 units located in 23 states. The mortgage loans, which have a carrying amount of approximately $177,262,000 at December 31, 1996, are reflected in the Company's financial statements net of $1,000,000 of loan loss reserves. The mortgage loans, which individually range from $302,500 to $11,240,000 in principal amount, have current interest rates ranging from 9.16% to 13.2% with final payments due from 1997 to 2017. The minimum future principal payments from the mortgage loans at December 31, 1996 are as follows: $11,617,000 in 1997, $3,035,000 in 1998, $5,095,000 in 1999,
$7,189,000 in 2000, $7,327,000 in 2001 and $143,999,000 thereafter.

                             LTC PROPERTIES, INC.

REMIC CERTIFICATES

     REMIC Structure

     The Company has organized itself as a REIT, and, as such, makes its investments with the intent to hold them for long-term purposes. However, from time-to-time, securitization transactions may be entered into when a securitization provides the Company with the best available form of raising capital to be used to make additional long-term investments, considering the Company's current and expected future interest rate posture, liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 1996 the Company had completed three REMIC securitizations (the "1993-1 Pool", the "1994-1 Pool" and the "1996-1 Pool").

     The Company structures its securitizations through the creation of a REMIC in a two-step process. Under this structure, a wholly-owned special-purpose bankruptcy remote corporation (LTC REMIC Corp.) is formed and the mortgages to be securitized are transferred to such entity without recourse by the Company. From this special-purpose corporation, the loans are transferred to a trust (the "REMIC Trust") and exchanged for commercial mortgage pass-through certificates (the "REMIC certificates") issued by the REMIC Trust which represent beneficial ownership interests in the REMIC Trust assets (the mortgages). The certificates include various levels of senior and subordinated certificate classes, as well as interest only (I/O) certificates and a minor residual class. The senior certificates and the residual class (which historically have represented between 66% and 81% of the certificates for the three securitization transactions) are then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated certificates, which generally provide a level of credit enhancement to the senior certificates, along with the cash proceeds from the sale of the senior certificates are retained by LTC REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither the Company nor LTC REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

     General Description of the Certificates

     With respect to the Company's REMIC securitizations, the certificates issued represent beneficial ownership interests in the REMIC Trust and can be grouped into four categories; senior, subordinated, interest-only (subordinated), and residuals. The certificates are designated in alphabetical format (e.g. "A", "B", "C", etc.) with each class of certificates having a later alphabetical designation being subordinated to each class of certificates having an earlier alphabetical designation (except for in general, the class R and LR certificates which share in seniority rank to the class "A" certificates). The certificates sold to outside third-party investors are referred to herein as the "Senior certificates" while the certificates transferred to and retained by the Company as part of the sale proceeds are referred to as the "Subordinated Certificates." Both classes of these certificates have stated principal balances, as well as stated interest rates known as the "pass-through rate." In addition, the I/O certificates have no principal denomination, but rather they are entitled to interest distributions which typically represent the spread between the monthly cash interest received from the underlying mortgage collateral and the monthly amount paid by the REMIC Trust in interest distributions on the outstanding pass-through certificates. Interest on each outstanding class of the certificates accrues in arrears at the respective pass-through rate applicable to the certificates and is

                             LTC PROPERTIES, INC.

payable monthly. In addition, monthly principal distributions are also made. The interest and principal distributions are made from the allocated cash flows received by the REMIC Trust from the underlying mortgages. Payments are made first to satisfy the certificates' pass-through rate requirements and then principal distributions are made, both in order of certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the Subordinated Certificates held by the Company would bear the first risk of loss. As of December 31, 1996 none of the three REMIC pools had experienced any realized losses nor had any of the Company's REMIC Certificate investments been determined to be permanently impaired.

     REMIC Transactions

     On March 29, 1996, the Company securitized approximately $112,487,000 of loans by creating a REMIC which, in turn, issued mortgage pass-through certificates for the same amount in the form of various classes of certificates (the "1996-1 Pool"). As part of the securitization, the Company sold approximately $90,552,000 of certificates to third parties at an effective interest rate of 7.19%. The Company retained the remaining $21,935,000 face amount of such Certificates which are effectively subordinated in right of payment to the certificates sold to third parties. Included in the REMIC Certificates are interest-only certificates which have no face amount but are entitled to receive cash flows designated as interest. The net proceeds from the REMIC transaction were used to repay borrowings outstanding under the Company's lines of credit. The mortgage loans represented by the certificates consisted of 34 mortgage loans, including the loans provided to the Company's wholly owned subsidiaries and to the limited partnerships totaling $31,525,000, and were secured by 55 skilled nursing facilities in 17 states. The mortgage loans in the REMIC pool had an initial weighted average mortgage interest rate of 10.69% and a weighted average remaining term to stated maturity of approximately 107 months. Concurrently with the closing of the REMIC transaction, the Company's interest rate swap agreement entered into in May 1995 was terminated at a cost of approximately $1,500,000 and was included as a component of the transactions cost in the determination of the fair value of the assets received in the transaction.

     During 1993 and 1994, the Company securitized approximately $242,340,000 of loans by creating REMICs which, in turn, issued mortgage pass-through certificates for the same amount in the form of various classes of certificates (the 1993-1 and 1994-1 Pools, respectively). As part of these securitizations, the Company sold approximately $158,664,000 of certificates to third parties (the "Senior certificates") and retained $83,676,000 face amount of the Certificates.

     REMIC Certificates

     As of December 31, 1996 the outstanding certificate principal balance and the weighted average pass-through rate for the Senior certificates (all held by outside third parties) in the 1993-1, 1994-1 and 1996-1 REMIC pools were $59,223,000, $47,649,000, and $85,338,000, and 7.5%, 9.2% and 7.2%,
respectively. As of December 31, 1996, the estimated fair value of the Subordinated Certificates held by the Company in the 1993-1, 1994-1 and 1996-1 REMIC pools were $29,461,000, $37,236,000 and $32,237,000, respectively.

     As of December 31, 1995 the outstanding certificate principal balance and the weighted average pass-through rate for the Senior certificates (all held by outside third parties) in the 1993-1 and 1994-1

                             LTC PROPERTIES, INC.

REMIC pools were $70,128,000 and $72,858,000, and 7.5% and 9.1%, respectively. As of December 31, 1995, the estimated fair value of the Subordinated Certificates held by the Company in the 1993-1 and 1994-1 REMIC pools were $31,251,000 and $36,349,000, respectively.

     For the years ended December 31, 1996, 1995 and 1994, income recorded by the Company under the effective interest method for its investments in the Subordinated REMIC Certificates for the 1993-1, 1994-1 and 1996-1 REMIC pools was $5,603,000, $5,118,000 and $3,662,000 in 1996, $5,628,000, $5,275,000 and $0
in 1995, and $6,767,000, $1,156,000and $0 in 1994, respectively.

     As part of the REMIC transaction discussed above, the Company serves as the sub-servicer and, in such capacity, is responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the certificates. The Company receives monthly fees equal to a fixed percentage of the then outstanding mortgage loans in the REMIC which, in management's opinion, represent currently prevailing terms for similar transactions. In addition, the Company will act as the special servicer to restructure any mortgage loans in the REMIC that are in default. At December 31, 1996, all of the payments currently due on its REMIC Certificates were received.

INTEREST RATE SWAP AGREEMENTS

     In November 1996, the Company entered into a one-year forward ten-year interest rate swap agreement (the "November 1996 Agreement") to hedge a $50,180,000 firm commitment to purchase assisted living facilities. The terms of the commitment provide for an initial lease term of twelve years and an lease rate of 9.90% on each facility acquired. The Company will finance this commitment with fixed rate financing, and as such, has utilized an interest rate swap to "lock-in" the rate at which such financing will be obtained. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). Under the November 1996 Agreement, the Company will be credited with interest at the three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The November 1996 Agreement will be terminated on or before November 7, 1998 which is the latest date on which the Company expects to fully fund the commitment and have long-term financing in place. At December 31, 1996, the Company had an unrealized gain of $251,000 under the November 1996 Agreement. (See Note 9).

     In September 1995, the Company entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement") to hedge a securitization which is expected to be completed by the end of 1997. As of December 31, 1996, the Company believes that it is probable that the securitization transaction will occur as scheduled. Under the September 1995 Agreement, beginning on March 31, 1997 and continuing semi-annually thereafter, the Company is to be credited interest at the six month LIBOR and incur interest at a fixed rate of 6.64% on a notional amount of $60,000,000 which is being accounted for as a hedge. This effectively "locked-in" the net interest margin on $60,000,000 principal amount of senior certificates the Company anticipates will be sold in the securitization transaction. Concurrent with the closing of the hedged transaction, any gains and losses associated with the interest rate swap will be included as a component of the proceeds of the transaction. The September 1995 Agreement will be terminated at the earlier of (i) an anticipated securitization transaction to be completed during the second half of 1997 or (ii) November 17, 1997. At December 31, 1996, the Company had an unrealized loss of $253,000 under the September 1995 Agreement.

                             LTC PROPERTIES, INC.

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

                             LTC PROPERTIES, INC.

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

5.   DEBT OBLIGATIONS

SHORT TERM BORROWINGS

     The Company has a repurchase agreement with an institution (the "Repurchase Agreement") whereby it may borrow up to $84,000,000 for general corporate and real estate investment purposes at LIBOR plus 2.0% subject to annual renewal. Under the Repurchase Agreement, the Company may borrow an amount based on the Company's existing mortgage loans with no additional commitment or unused fees. At December 31, 1996, there were $38,000,000 outstanding borrowings under the Repurchase Agreement. Under the terms of the agreement, borrowings are secured by the mortgage loans of the Company and mature on or before November 15, 1997. However, the Company has historically been able to renew the Repurchase Agreement annually.

     The Company entered into a $25,000,000 unsecured revolving credit agreement (the "Credit Agreement" as amended) with certain banks to provide the Company with short term borrowings. In May 1996, the terms of the Credit Agreement were amended, including certain financial covenants, to increase the amount of the line to $45,000,000 and to extend the expiration date from December 31, 1996 to May 31, 1998. Revolving credit borrowings, at the option of the Company, accrued interest at the agent bank's base rate or LIBOR plus 1.50%. Under the Credit Agreement, the Company pays a commitment fee equal to .25% per annum of the average unused commitment, an annual agency fee of $25,000 plus a one-time commitment fee. Borrowings under the Credit Agreement must be repaid annually with a 30-day "zero-balance period." The Credit Agreement contains, among other things, certain financial covenants including an interest coverage ratio, ratio of total liabilities to net worth, and ratio of funded debt to total net worth. At December 31, 1996, the Company had $41,400,000 outstanding under the Credit Agreement bearing an interest rate of approximately 7.2%.

                             LTC PROPERTIES, INC.

CONVERTIBLE SUBORDINATED DEBENTURES

     The following is a summary of Convertible Subordinated Debentures outstanding at December 31, 1996 and 1995:


                                                           Conversion
 Issue Date       Interest Rate         Maturity        Price per share           1996               1995
-------------   -----------------   -----------------   ---------------    ------------------   ---------------
    1992                    9.75%   June 2004                     $10.00         $    843,000       $ 3,141,000
    1994                    8.50%   January 2000                  $15.00           22,023,000        30,000,000
    1995                    8.50%   January 2001                  $15.50           45,157,000        51,500,000
    1995                    8.25%   January 1999                  $15.50           10,000,000        10,000,000
    1996                    7.75%   January 2002                  $16.50           27,840,000                 -
    1996                    8.25%   July 2001                     $17.25           29,965,000                 -
                                                                                 ------------       -----------
                                                                                 $135,828,000       $94,641,000
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

   On March 15, 1996, the Company filed a shelf-registration statement with the Securities and Exchange Commission covering up to $125,000,000 of debt and equity securities to be sold from time to time in the future. The registration statement was declared effective on April 4, 1996. Pursuant to the shelf registration, the Company, in August 1996, completed the sale of $30,000,000 of 8.25% Convertible Subordinated Debentures due 2001. The debentures are convertible into shares of the Company's common stock at a price of $17.25 and are not redeemable by the Company. Net proceeds from the offering were used to repay short-term borrowings. During the year ended December 31, 1996, $35,000 of debentures converted into 2,028 shares of common stock.

                             LTC PROPERTIES, INC.

OTHER LONG-TERM OBLIGATIONS

The following information relates to other long-term obligations as of December 31:

                                                                           1996              1995
                                                                     ----------------   ---------------
Mortgage loans payable, interest rates from 9.25%
to 12.00%, maturing 2002 to 2006                                          $54,205,000       $16,707,000
Multi-family tax-exempt revenue bonds, variable interest (4.35%
 at 12/31/96), maturing at various dates to 2015                            8,300,000         8,300,000

Obligations under capital leases, effective interest rates
                                                                     ----------------       -----------
from 7.49% to 7.92%, maturing at various dates to 2013                      5,739,000         5,965,000
                                                                          -----------       -----------

      Totals                                                              $68,244,000       $30,972,000
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

  Mortgage loans receivable are estimated by discounting future cash flow using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. At December 31, 1996 and 1995, the fair value of real estate mortgages amounted to approximately $189,483,000 and $166,758,000, respectively. The fair value of the Company's REMIC Certificates as of December 31, 1996 and 1995 was estimated at approximately $98,934,000 and $67,600,000, respectively, based upon expected cash flows discounted at a market interest rate, adjusted to reflect the inherent risk of prepayment and credit losses on an investment with similar duration. At December 31, 1996 and 1995, the September 1995 interest rate swap had an unrealized loss of $253,000 and an unrealized gain of $2,424,000, respectively. The November 1996 interest rate swap had an unrealized gain of $251,000, based on valuations from an investment bank. Based on the quoted market price of the Company's common stock and the conversion price of the convertible debentures, the fair value of the debentures was estimated at $159,365,000 at December 31, 1996 and $97,584,000 as of December 31, 1995.

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

  The following summarizes transactions regarding the nonqualified options for the years ended December 31, 1994, 1995 and 1996:

                                                              Shares          Option Price Per Share ($)
                                                         ----------------   ------------------------------
Outstanding at December 31, 1993                                 624,000                  10.000 to 12.250
  Granted                                                        215,500                  12.200 to 13.250
  Exercised                                                            -
  Canceled                                                             -                                 -
                                                                 -------
Outstanding at December 31, 1994                                 839,500                  10.000 to 13.250
  Granted                                                         27,000                  12.000 to 12.250
  Exercised                                                       (2,000)                           12.250
  Canceled                                                        (3,000)                           12.250
                                                                 -------
Outstanding at December 31, 1995                                 861,500                  10.000 to 13.250
  Granted                                                         18,000                            15.125
  Exercised                                                       (3,200)                 12.000 to 12.250
  Canceled                                                        (3,000)                           12.250
                                                                 -------
Outstanding at December 31, 1996                                 873,300                  10.000 to 15.125
                                                                 =======

Exercisable at December 31, 1994                                 170,500                  10.000 to 12.250
Exercisable at December 31, 1995                                 272,333                  10.000 to 13.250
Exercisable at December 31, 1996                                 436,466                  10.000 to 13.250
Available for grant at December 31, 1994                         557,000
Available for grant at December 31, 1995                         533,000
Available for grant at December 31, 1996                         358,000

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

  In 1996, the Company adopted the disclosure requirement provision of SFAS 123 in accounting for stock-based compensation issued to employees. As of December 31, 1996 and 1995, there were 44,000 and 27,000 options outstanding, respectively, that are subject to SFAS 123 disclosure requirements. The fair value of these options was estimated utilizing the Black-Scholes valuation model using the applicable assumptions as of each respective grant date. The significant assumptions used in the Black-Scholes model include the expected life and volatility of the options and the risk-free interest rate at the grant date. In determining the estimated fair values for the options granted in 1996 and 1995, the weighted average expected life assumption was seven years, respectively, the weighted average volatility assumptions used were 0.15 and 0.16, respectively, and weighted average risk-free interest rate assumption was 6.6%, respectively. Based on the results of the estimates, the weighted-average fair value of the options granted was estimated to be $0.63 in 1996 and $0.62 in 1995. Management determined that there was no material effect on pro forma net income or earnings per share for the years ended December 31, 1996 and 1995.
The weighted average exercise price of the options were $13.55 and $12.45 and the weighted average remaining contractual lives were 7.7 and 8.3 years as of December 31, 1996 and 1995, respectively.

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

                                                    1996           1995           1994
                                                ------------   ------------   ------------
Ordinary income                                       $1.228          $1.05          $1.10
Non-taxable distribution                               0.107            .16              -
                                                      ------          -----          -----
   Total                                              $1.335          $1.21          $1.10
                                                      ======          =====          =====

                             LTC PROPERTIES, INC.

9.      Transactions with Assisted Living Concepts, Inc.

     In 1996, the Company's Board of Directors authorized an increase in the Company's investment in assisted living facilities ("ALFs") from 10% to 20% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by Assisted Living Concepts, Inc. ("ALC"), an owner, operator and developer of ALFs whose securities are listed on the American Stock Exchange, from 5% to 10% of its adjusted gross real estate investment portfolio (which was approximately $626,516,000 as of December 31, 1996). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of December 31, 1996, three executive officers of the Company own approximately 5.5% of ALC's common stock. The Company has discussed with its Board of Directors and anticipates increasing the percentage of its adjusted gross real estate investment portfolio that can be invested in ALFs and properties operated by ALC to 30% and 15%, respectively, during 1997. At December 31, 1996, the Company had investments in ALFs and properties operated by ALC of approximately 10.64% and 6.48%, respectively of the Company's total adjusted gross real estate investment portfolio.

     In July 1996, in connection with obtaining a $50,180,000 firm commitment to purchase assisted living facilities through sale leaseback transactions with ALC, the Company agreed to sell back four ALFs it acquired during 1996 in Texas to ALC for approximately $7,589,000. There was no gain or loss recognized on the sale, however, the Company received an administration fee of approximately $214,000 in conjunction with the sale of the four ALF facilities. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement in November 1996 to hedge the firm commitment to purchase the assisted living facilities. The terms of the commitment provide for an initial lease term of twelve years and an lease rate of 9.90% on each facility acquired. The Company will finance this commitment with fixed rate financing, and as such, has utilized an interest rate swap to "lock-in" the rate at which such financing will be obtained. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). Under the November 1996 Agreement, the Company will be credited with interest at the three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. The November 1996 Agreement will be terminated on or before November 7, 1998 which is the latest date on which the Company expects to fully fund the commitment and have long-term financing in place. At December 31, 1996, the Company had an unrealized gain of $251,000 under the November 1996 Agreement.

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

                             LTC PROPERTIES, INC.

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

11.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following quarterly financial data summarizes the unaudited quarterly results for the years ended December 31, 1996 and 1995:

                                                      QUARTER ENDED (RESTATED)
                        ---------------------------------------------------------------------------------
                              March 31          June 30           September 30           DECEMBER 31
                           ---------------   --------------   --------------------   --------------------
1996                                          (In thousands, except per share amounts)
----
Revenues                           $12,363          $12,920                $14,292                $15,355
Net income                          11,831            4,906                  5,636                  6,337
Net income per share                  0.63             0.26                   0.29                   0.32
Dividends per share                  0.315             0.34                   0.34                   0.34

                                                         QUARTER ENDED (1)
                        ---------------------------------------------------------------------------------
1995                          March 31          June 30           September 30           DECEMBER 31
----                    --------------------   ------------   --------------------   --------------------
                                              (In thousands, except per share amounts)
Revenues                            $7,505           $8,560                 $9,232                $10,272
Net income                           4,718            5,199                  4,971                  5,152
Net income per share                  0.26             0.29                   0.27                   0.28
Dividends per share                   0.29             0.29                  0.315                  0.315

(1) The Company has restated its results of operations for the year ended December 31, 1995 (See Note 1) which reflects a revision in reported net income to $18,384,000 from the previously reported amount of $20,040,000. Earnings per share has been revised to $1.01 per share from $1.10 per share. The quarterly information presented above for 1995 has not been revised to reflect the restatement because the quarterly data necessary to reflect the restatement is not available.

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

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

                                                                                              Page
                                                                                           ----------
1.   Financial Statements:
     --------------------
      Report of Independent Auditors....................................................           31
      Consolidated Balance Sheets at December 31, 1996 and 1995.........................           32
      Consolidated Statements of Income for the years ended December 31, 1996,                     33
            1995 and 1994...............................................................
      Consolidated Statements of Stockholders' Equity for the years ended                          34
            December 31, 1996, 1995 and 1994............................................
      Consolidated Statements of Cash Flows for the years ended December 31,                       35
       1996, 1995 and 1994..............................................................
      Notes to Consolidated Financial Statements........................................           36

2.   Financial Statement Schedules:
      VIII.    Valuation and Qualifying Accounts........................................           58
      XI.   Real Estate and Accumulated Depreciation....................................           59
      XII.  Mortgage Loans on Real Estate...............................................           62

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

                               INDEX TO EXHIBITS

                                  (ITEM 12(A))

  Exhibit
  NUMBER      DESCRIPTION
              -----------
        3.1   Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to LTC Properties, Inc.'s
              Registration Statement on Form S-11 filed on August 7, 1992 (File No. 33-48085)
        3.2   By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties,
              Inc.'s initial Registration Statement on Form S-11 filed on May 22, 1992 (File No. 33-48085)
        3.3   Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC
              Properties, Inc.'s form 10-Q for the quarter ended June 30, 1996)
        4.1   Indenture dated August 25, 1992 between LTC Properties, Inc. and Harris Trust and Savings Bank,
              as trustee with respect to 9.75% Convertible Subordinated Debentures due 2004 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form 10-K for the year ended December 31,
              1992)
        4.2   Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings
              Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
        4.3   First Supplemental Indenture dated as of September 23, 1994 to Indenture dated September 23,
              1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to
              $30,000,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2000
              (incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
        4.4   Second Supplemental Indenture dated as of September 21, 1995 to Indenture dated September 23,
              1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to
              $51,500,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2001
              (incorporated by reference to Exhibit 10.17 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 1995)
        4.5   Third Supplemental Indenture dated as of September 26, 1995 to Indenture dated September 23,
              1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to
              $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999
              (incorporated by reference to Exhibit 10.19 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 1995)
        4.6   Fourth Supplemental Indenture dated as of February 5, 1996 to Indenture dated September 23,
              1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to
              $30,000,000 in principal amount of 7.75% Convertible Subordinated Debentures due 2002
              (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1995)
       10.1   Employment contract with Andre C. Dimitriadis (incorporated by reference to Exhibit 10.2 to
              Pre-Effective Amendment No. 4 to LTC Properties, Inc.'s Registration Statement on Form S-11
              filed on August 7, 1992 (File No. 33-48085)
       10.2   Employment contract with William McBride III (incorporated by reference to Exhibit 10.3 to
              Pre-Effective Amendment No. 4 to LTC Properties, Inc.'s Registration Statement on Form S-11
              filed on August 7, 1992 (File No. 33-48085)
       10.3   1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment
              No. 4 to LTC Properties, Inc.'s Registration Statement on Form S-11 filed on August 7, 1992
              (File No. 33-48085)


  EXHIBIT
  NUMBER      DESCRIPTION
              -----------
       10.4   Master Repurchase Agreement dated May 14, 1993 between LTC Properties, Inc. and Goldman Sachs
              Mortgage Company (incorporated by reference to Exhibit 10.5 to LTC Properties, Inc.'s Form 10-Q
              for the quarter ended June 30, 1993)
       10.5   Purchase Agreement dated July 28, 1993 between LTC Properties, Inc., LTC REMIC Corporation and
              Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.6 to LTC Properties,
              Inc.'s Form 10-Q for the quarter ended June 30, 1993)
       10.6   Master Repurchase Agreement dated December 15, 1993 between LTC Properties, Inc. and Goldman
              Sachs Mortgage Company (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.'s
              Form 10-K for the year ended December 31, 1994)
       10.7   Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.8 to LTC
              Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
       10.8   Revolving Credit Agreement dated as of January 18, 1995 among LTC Properties, Inc., the lenders named therein and Sanwa Bank California, as agent for such lenders (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
       10.9   Transfer and Repurchase Agreement, dated as of July 20, 1993, between LTC Properties, Inc. and
              LTC REMIC Corporation (incorporated by reference to Exhibit 10.10 to LTC Properties, Inc.'s
              Form 10-K for the year ended December 31, 1994)
      10.10   Pooling and Servicing Agreement, dated as of July 20, 1993, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as master servicer, LTC Properties, Inc., as special servicer and originator and Union Bank, as trustee (incorporated by reference to Exhibit 10.11 to LTC
              Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
      10.11   Transfer and Repurchase Agreement, dated as of November 1, 1994, between LTC Properties, Inc.
              and LTC REMIC Corporation (incorporated by reference to Exhibit 10.12 to LTC Properties, Inc.'s
              Form 10-K for the year ended December 31, 1994)
      10.12   Pooling and Servicing Agreement, dated as of November 1, 1994, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as master servicer, LTC Properties, Inc., as special servicer and originator and Marine Midland Bank, as trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Form 10-K dated December 31, 1994)
      10.13   Deferred Compensation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 10.14 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 1995)
      10.14   Swap Agreement by and between Goldman Sachs Capital Markets, L.P., Goldman Sachs Group, L.P.
              and LTC Properties, Inc. dated May 23, 1995 (incorporated by reference to Exhibit 10.15 to LTC
              Properties, Inc.'s Form 10-Q for the quarter ended June 30, 1995)
      10.15   Swap Agreement by and between Goldman Sachs Capital Markets, L.P., Goldman Sachs Group, L.P.
              and LTC Properties, Inc. dated September 12, 1995 (incorporated by reference to Exhibit 10.16 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 1995)
      10.16   Amended and Restated Revolving Credit Agreement dated as of October 17, 1995 among LTC
              Properties, Inc., the lenders named therein and Sanwa Bank California, as agent for such lenders (incorporated by reference to Exhibit 10.19 to LTC Properties, Inc.'s Form 10-Q for the
              quarter ended September 30, 1995)
      10.17   Amended Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to LTC
              Properties, Inc.'s Form 10-K for the year ended December 31, 1995)


  EXHIBIT
  NUMBER      DESCRIPTION
              -----------
      10.18   Pooling and Servicing Agreement dated as of March 1, 1996, among LTC REMIC Corporation, as depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc., as
              Special Servicer and Originator, LaSalle National Bank, as Trustee and ABN AMRO Bank, N.V., as
              fiscal agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for
              the quarter ended March 31, 1996)
      10.19   Transfer and Repurchase Agreement by and between LTC Properties, Inc. and LTC REMIC Corporation dated as of March 1, 1996 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s
              Form 10-Q for the quarter ended March 31, 1996)
      10.20   Second Amended and Restated Revolving Credit Agreement between LTC Properties, Inc. and Sanwa
              Bank California, as agent, dated as of May 21, 1996 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 1996)
      10.21   Guarantee Agreement between Kansas-LTC Corporation, L-Tex GP, Inc., and L-Tex LP, Inc.,
              Rusk-Tex, LP, Inc., Texas-LTC Limited Partnership, as guarantors, and Sanwa Bank California, as the agent, dated as of May 21, 1996 (incorporated by reference to LTC Properties, Inc.'s Form
              10-Q for the quarter ended June 30, 1996)
      10.22   Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.22 to LTC
              Properties, Inc.'s Form 10-K for the year ended December 31, 1996)
      10.23   Swap Agreement by and between Goldman Sachs Capital Markets, L.P., Goldman Sachs Group, L.P. and
              LTC Properties, Inc. dated November 15, 1996 (incorporated by reference to Exhibit 10.23 to LTC
              Properties, Inc.'s Form 10-K for the year ended December 31, 1996)
      10.24   Swap Agreement by and between Goldman Sachs Capital Markets, L.P., Goldman Sachs Group, L.P. and
              LTC Properties, Inc. dated February 11, 1997 (incorporated by reference to Exhibit 10.24 to LTC
              Properties, Inc.'s Form 10-K for the year ended December 31, 1996)
      10.25   Subservicing Agreement dated as July 20, 1993 by and between Bankers Trust Company, as Master
              Servicer and LTC Properties, Inc., as Special Servicer as filed herewith
      10.26   Custodial Agreement dated as of July 20, 1993 by and among Union Bank, as Trustee, LTC REMIC
              Corporation, as Depositor, and Bankers Trust Company as Master Servicer and Custodian as filed herewith
      10.27   Form of Certificates as Exhibit as filed herewith to the Pooling and Servicing Agreement dated as of July 20,
              1993 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer,
              LTC Properties, Inc. as Special Servicer and Originator and Union Bank as Trustee
              (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
      10.28   Purchase Agreement dated November 16, 1994 between LTC REMIC Corporation, LTC Properties, Inc. and
              Goldman Sachs & Co. as filed herewith
      10.29   Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as
              Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of November 1, 1994 among LTC
              REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc.
              as Special Servicer and Originator and Marine Midland Bank as Trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
      10.30   Purchase Agreement dated March 27, 1996 between LTC REMIC Corporation, LTC Properties, Inc.
              and Goldman Sachs & Co. as filed herewith
      10.31   Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of March 1, 1996 among LTC REMIC Corporation, as
              Depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Special
              Servicer and Originator and LaSalle National Bank as Trustee and ABN AMRO Bank N.V., as Fiscal Agent
              (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended
              March 31, 1996)
       11.1   Computation of Net Income Per Share for the years ended December 31, 1996, 1995 and 1994 as filed herewith
       21.1   List of Subsidiaries as filed herewith
       23.1   Consent of Ernst & Young LLP with respect to the financial information of the Company as filed herewith
         27   Financial Schedules as filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LTC Properties, Inc.
                              Registrant



Dated: December 6, 1997         By:   /s/ JAMES J. PIECZYNSKI
                                      ---------------------------
                                      JAMES J. PIECZYNSKI
                                      President and Chief Financial Officer


/s/ ANDRE C. DIMITRIADIS                         Chairman of the Board, Chief Executive   December 6, 1997
----------------------------------------                   Officer and Director
 ANDRE C. DIMITRIADIS

/s/ NEAL M. ELLIOTT                                         Director                     December 6, 1997
----------------------------------------
 NEAL M. ELLIOTT

/s/ EDMUND C. KING
----------------------------------------
EDMUND C. KING                                              Director                     December 6, 1997

 /s/ WENDY L. SIMPSON
----------------------------------------
WENDY L. SIMPSON                                            Director                     December 6, 1997

 /s/ SAM YELLEN
----------------------------------------
SAM YELLEN                                                  Director                     December 6, 1997