Form 10-Q/A
period 1997-03-31
LTC PROPERTIES INC
filed 1997-12-08
CIK 887905

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459
                                   __________

                                  FORM 10-Q/A
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes   X   No  __
                                     ---

 Shares of Registrant's common stock, $.01 par value, outstanding at April 30,
                               1997 - 22,767,898

================================================================================

                              LTC PROPERTIES, INC.

                                  FORM 10-Q/A

                                 MARCH 31, 1997


                                     INDEX


                                                                         PAGE
                                                                         ----
PART I -- Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets................................  3
    Condensed Consolidated Statements of Income..........................  4
    Condensed Consolidated Statements of Cash Flows......................  5
    Notes to Condensed Consolidated Financial Statements.................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................... 10

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.............................. 14


                             LTC PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      (RESTATED)
                                                                           March 31,              December 31,
                                                                             1997                     1996
                                                                       -----------------       ------------------
                                                                           (unaudited)               (audited)
                                                                                     (In thousands)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
     amortization:   1997 - $13,540; 1996 - $11,640                          $208,775                $199,591
Land                                                                           12,891                  12,347
Mortgage loans receivable, held for sale, net of allowance
     for doubtful accounts: 1997 - $1,000; 1996 - $1,000                      236,083                 177,262
REMIC Certificates, at estimated fair value                                    97,648                  98,934
                                                                             --------                --------
      Real estate investments, net                                            555,397                 488,134
Other Assets:
  Cash and cash equivalents                                                     1,602                   3,148
  Debt issue costs, net                                                         2,978                   4,150
  Interest receivable                                                           3,157                   2,817
  Prepaid expenses and other assets                                             2,545                   2,289
                                                                             --------                --------
                                                                               10,282                  12,404
                                                                             --------                --------
    Total assets                                                             $565,679                $500,538
                                                                             ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                          $105,316                $135,828
Bank borrowings                                                                57,000                  79,400
Mortgage loans payable                                                         54,098                  54,205
Bonds payable and capital lease obligations                                    13,994                  14,039
Accrued interest                                                                3,750                   6,015
Accrued expenses and other liabilities                                          3,634                   3,041
Distributions payable                                                           8,222                   6,679
                                                                             --------                --------
     Total liabilities                                                        246,014                 299,207

Minority interest                                                              10,239                  10,528
Commitments
Stockholders' equity:
Preferred stock: aggregate liquidation amount of $77,000,000,
     10,000,000 shares authorized, shares issued and outstanding:
     1997 - 3,080,000, 1996 - none                                             73,800                       -
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 1997 - 22,766,486; 1996 -
     19,484,208                                                                   228                     195
Capital in excess of par value                                                247,187                 195,297
Notes receivable from stockholders                                             (5,412)                      -
Cumulative net income                                                          78,448                  71,914
Cumulative distributions                                                      (84,825)                (76,603)
                                                                             --------                --------
    Total stockholders' equity                                                309,426                 190,803
                                                                             --------                --------
    Total liabilities and stockholders' equity                               $565,679                $500,538
                                                                             ========                ========


                             See accompanying notes

                             LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                                                 (RESTATED)
                                                                         Three months ended March 31,
                                                                         1997                     1996
                                                                ------------------       ------------------
Revenues:
  Rental income                                                        $ 6,314                 $ 4,134
  Interest income from mortgage loans                                    6,143                   5,164
  Interest income from REMIC Certificates                                3,716                   2,798
  Interest and other income                                                314                     267
                                                                       -------                 -------

          Total revenues                                                16,487                  12,363

Expenses:
  Interest expense                                                       5,707                   4,654
  Depreciation and amortization                                          1,919                   1,267
  Amortization of Founders' stock                                           19                      38
  Minority interest                                                        297                     155
  Operating and other expenses                                             939                     794
                                                                       -------                 -------

          Total expenses                                                 8,881                   6,908
                                                                       -------                 -------

Operating income                                                         7,606                   5,455
Other income:
  Unrealized holding gain/(loss) on estimated fair value of
     REMIC Certificates                                                 (1,072)                  6,376
                                                                       -------                 -------

Net income                                                               6,534                  11,831
Preferred dividends                                                        427                       -
                                                                       -------                 -------
Net income available to common stockholders                            $ 6,107                 $11,831
                                                                       =======                 =======

Net income available to common stockholders per share                  $  0.27                 $  0.63
                                                                       =======                 =======

Weighted average shares outstanding                                     22,454                  18,840
                                                                       =======                 =======

                             See accompanying notes

                             LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                   (RESTATED)
                                                                                                Three Months Ended
                                                                                                       March 31,
                                                                                               1997               1996
                                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                  $  6,534            $ 11,831
  Adjustments to reconcile net income to net cash provided by operating results:
      Depreciation and amortization                                                              2,367               1,600
      Unrealized holding (gain)/loss on estimated fair value of REMIC Certificates               1,072              (6,376)
      Non-cash charges                                                                              79                  65
      Net change in other assets and liabilities                                                (2,324)               (206)
                                                                                              --------           ---------
            Net cash provided by operating activities                                            7,728               6,914

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                                                73,800                   -
  Proceeds from issuance of common stock, net                                                   17,349                   -
  Proceeds from issuance of convertible debentures                                                   -              30,000
  Debt issue costs                                                                                   -              (1,047)
  Borrowings under the lines of credit                                                          74,900              87,100
  Repayment of bank borrowings                                                                 (97,300)           (135,570)
  Distributions paid                                                                            (6,679)             (5,764)
  Other                                                                                           (490)                105
                                                                                              --------           ---------
           Net cash provided by (used in) financing activities                                  61,580            (25,176)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                          (59,148)            (36,900)
  Acquisitions of real estate properties, net                                                  (11,607)            (33,244)
  Proceeds from sale of REMIC Certificates, net                                                      -              86,874
  Principal payments on mortgage loans payable and capital lease obligations                      (151)                (75)
  Restricted cash                                                                                    -               2,962
  Principal payments on real estate mortgages                                                      326                 297
  Deferred facility fee, net                                                                        51                 661
  Other                                                                                           (325)             (1,150)
                                                                                              --------           ---------
          Net cash (used in) provided by investing activities                                  (70,854)             19,425
                                                                                              --------           ---------

(Decrease) increase in cash and cash equivalents                                                (1,546)              1,163
Cash and cash equivalents, beginning of period                                                   3,148               1,434
                                                                                              --------           ---------
Cash and cash equivalents, end of period                                                      $  1,602           $   2,597
                                                                                              ========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                               $  7,674           $   5,052
                                                                                              ========           =========
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                  $ 30,512           $   4,207
  Notes receivable relating to exercise of employee stock options                                4,908                   -
  Assumption of mortgage loans payable relating to acquisitions of real estate
   properties                                                                                        -               5,106
  Exchange of mortgage loans for REMIC Certificates                                                  -              80,962
  Issuance of mortgage loans payable for REMIC Certificates                                          -              31,525
  Minority interest related to acquisitions of real estate properties                                -               2,735

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

      As previously disclosed in the current and prior periods, the Company has securitized portions of its mortgage loan portfolio and retained a portion of the resulting REMIC Certificates to hold as long-term investments. Historically, the Company has accounted for its REMIC Certificate investments at amortized cost and provided fair value disclosures because of the highly specialized nature of the collateral underlying the REMIC Certificates, the lack of marketability of the Certificates and the Company's intent and investment posture to hold its real estate investments for long-term purposes. Moreover, the Company believes that the fair value accounting provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which require the recognition of unrealized gains or losses resulting from temporary changes in the fair value of originated mortgage-backed securities (the REMIC Certificates) that are retained by the Company, may reflect equity or earnings in the Company's financial statements that may not be ultimately realized and portray a level of liquidity with respect to its REMIC Certificates that may not exist. Furthermore, the Company believed that the accounting literature supported the accounting for the REMIC Certificates at amortized cost. However, after reconsideration following discussions with the Staff of the Securities and Exchange Commission, the Company decided to restate its financial statements and adopt the fair value accounting provisions of SFAS 115 as opposed to the amortized cost accounting the Company believed applicable under SFAS 115. The fair value accounting provisions require the recognition in earnings of temporary changes in the fair values of the Company's REMIC Certificates investments, irrespective of the Company's reservations about the realizability of such earnings. Accordingly, previously filed financial statements have been restated to reflect the adjustment to fair value of the Company's REMIC Certificate investments. As a result of the restatement, cumulative net income increased by $1,872,000 ($0.12 per share), decreased by $1,656,000 ($0.09 per share) and increased by $6,173,000 ($0.32 per share) for the years ended December 31, 1994, 1995 and 1996, respectively. For the three months ended March 31, 1996, net income increased by $6,376,000 ($0.34 per share).

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

     At March 31, 1997, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $187,967,000 and 7.76%, respectively. As of March 31, 1997 the unamortized cost basis and the estimated fair value of the subordinated REMIC Certificates held by the Company were $92,331,000 and $97,648,000, respectively.

          (iv) During the first quarter of 1997, the Company completed two public offerings. In January 1997, the Company completed the sale of 1,000,000 shares of common stock in a public offering at $17.75 per share. In March 1997, the Company sold 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock"). Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable monthly, commencing April 15, 1997, to

                             LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

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

     (ix) In 1997, the Company's Board of Directors authorized an increase in the Company's investment in ALFs from 20% to 30% of its adjusted gross real estate investment portfolio (adjusted

                             LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

to include the mortgage loans to third parties underlying the investment in REMIC Certificates). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by ALC from 10% to 15% of its adjusted gross real estate investment portfolio (which was approximately $692,830,000, on a cost basis, as of March 31, 1997). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of May 1, 1997, three executive officers of the Company owned approximately 5.5% of ALC's common stock.

     As of March 31, 1997, the Company had investments in ALFs totaling approximately $107,442,000 and in properties operated by ALC of approximately $76,958,000 or 15.51% or 11.11%, respectively, of the Company's total adjusted gross real estate investment portfolio.

     In July 1996, the Company provided a $50,180,000 commitment to purchase assisted living facilities through sale leaseback transactions with ALC. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "November 1996 Agreement"). The terms of the commitment provide for an initial lease term of twelve years and an lease rate of 9.90% on each facility acquired. The Company will finance this commitment with fixed rate financing, and as such, utilized an interest rate swap to "lock-in" the rate at which such financing will be obtained. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). Under the November 1996 Agreement, the Company will be credited with interest at the three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. On March 10, 1997, the Agreement was terminated concurrently with the completion of the equity offerings discussed in Note (iv). The Company recognized interest income of approximately $440,000 from the termination of the swap agreement.

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

                             LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

$0.34 per share paid in the first quarter of 1997. The dividend will be paid on June 30, 1997 to stockholders of record as of June 15, 1997.

                             LTC PROPERTIES, INC.

                   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Three months 1997 Compared to Three months 1996

      Revenues for the three months ended March 31, 1997 were $16,487,000 versus $12,363,000 for the same period in 1996. Revenues increased $4,124,000 or approximately 33% primarily as a result of increased rental income of $2,180,000, increased interest income on mortgage loans of $979,000, including interest income of $440,000 resulting from the termination of an interest rate swap agreement, and increased interest income of $918,000 from REMIC Certificate investments. The increase in rental income of 2,180,000 was due primarily to increases in rents of $2,070,000 resulting from properties acquired since March 31, 1996 and $59,000 resulting from the full period impact of facilities acquired during the first quarter of 1996. Rental revenue also increased $51,000 from "same store" facilities (facilities owned in both the first quarter of 1996 and 1997) resulting from rental increases tied to changes in Consumer Price Indices (CPI). Interest income on mortgage loans increased by approximately $2,306,000 due to new investments completed since March 1996 and by and $491,000 resulting from the full period effect of mortgages made during the quarter ended March 1996. Additionally, $440,000 of interest income was recognized relating to the termination of an interest rate swap. These increases in interest income were offset by a reduction of approximately $2,258,000 relating to the sale of 34 mortgages in connection with the REMIC securitization completed in March 1996. Interest income on the REMIC Certificates increased by $918,000 due to the additional Certificates retained from the securitization in March 1996. The remaining increase in total revenues of $47,000 resulted primarily from certain prepayment fees.

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

     Total expenses for the three months ended March 31, 1997, as a percentage of revenues, decreased by approximately 4% compared to the prior period. Interest expense, as a percentage of revenues, decreased approximately 8% due primarily to the reduction of debt associated with the subordinated debt conversions and the two equity offerings the Company completed during the first quarter of 1997. Depreciation expense, as percentage of rental revenues, was comparable between the periods at 30%. Minority interest was comparable, as percentage of revenues, in both periods, while operating and other expenses decreased slightly due the higher revenue base and relative stability of operating expenses.

                             LTC PROPERTIES, INC.

                   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

     Other income (loss) decreased as a result of a decrease in the estimated fair value of the Company's REMIC Certificates for the first three months of 1997 as compared to the unrealized gain that existed at the end of the prior period. The difference between the periods was due to the effect of the 1996 securitization which impacted the 1996 results as opposed to the 1997 results. Moreover, general market interest rates were higher at the end of the first quarter of 1997 compared to the first quarter of 1996 which negatively impacted the estimates of the Certificates' discounted cash flows. On an overall basis, the REMIC Certificates' estimated fair value was approximately $1,275,000 lower at March 31, 1997 than at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company's real estate investment portfolio consisted of approximately $235,206,000 invested in owned skilled nursing and assisted living facilities (before accumulated depreciation of $13,540,000), approximately $237,083,000 invested in mortgage loans and approximately $97,648,000 (at estimated fair value) invested in REMIC Certificates. The Company's portfolio consists of 258 skilled nursing facilities and 52 assisted living facilities in 32 states.

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

     In July 1996, the Company provided a $50,180,000 sale leaseback financing commitment to ALC. In connection with the commitment, the Company entered into a one-year forward ten-year interest rate swap agreement (the "November 1996 Agreement"). The terms of the commitment provide for an initial lease term of twelve years and an lease rate of 9.90% on each facility acquired. The Company will finance this commitment with fixed rate financing, and as such, utilized an interest rate swap to "lock-in" the rate at which such financing will be obtained. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). Under the November 1996 Agreement, the Company will be credited with interest at the three-month LIBOR and will incur interest at a fixed rate of 6.835% on a $40,000,000 notional amount beginning on November 7, 1997. On March 10, 1997, the Agreement was terminated concurrently with the completion of the equity offerings discussed above. The Company recognized interest income of approximately $440,000 from the termination of the swap agreement.

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

      The Company also anticipates completing a securitization transaction during the year, the proceeds of which will be used to repay borrowings outstanding under its repurchase agreement and its unsecured line of credit. In September 1995, the Company entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement") to hedge the securitization which is expected to be completed by the end of 1997. As of March 31, 1997, the Company believes that it is probable that the securitization transaction will occur as scheduled. Under the September 1995 Agreement, beginning on March 31, 1997 and continuing semi-annually thereafter, the Company is to be credited interest at the six month LIBOR and incur interest at a fixed rate of 6.64% on a notional amount of $60,000,000 which is being accounted for as a hedge. This effectively "locked-in" the net interest margin on $60,000,000 principal amount of senior certificates the Company anticipates will be sold in the securitization transaction. Concurrent with the closing of the hedged transaction, any gains and losses associated with the interest rate swap will be included as a component of the proceeds of the transaction. The September 1995 Agreement will be terminated at the earlier of (i) an anticipated securitization transaction to be completed during the second half of 1997 or (ii) November 17, 1997. As of March 31, 1997, the Company had an unrealized gain of approximately $1,437,000 on the September 1995 Agreement.

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

     The Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of the Certificates, including interest-only certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although the Company is required to report its REMIC Certificate investments at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of the Company's management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company was forced to liquidate any of the Certificates.

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

                                       LTC PROPERTIES, INC.
                                       Registrant



Dated:  December 5, 1997               By: /s/ JAMES J. PIECZYNSKI
                                           -----------------------
                                       James J. Pieczynski
                                       President and Chief
                                       Financial Officer