Form 10-Q/A
period 1997-06-30
LTC PROPERTIES INC
filed 1997-12-08
CIK 887905

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

                              LTC PROPERTIES, INC.

                                  FORM 10-Q/A

                                 JUNE 30, 1997


                                     INDEX




PART I -- Financial Information                                                                       PAGE
                                                                                                      ----
Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets.............................................................. 3
    Condensed Consolidated Statements of Income........................................................ 4
    Condensed Consolidated Statements of Cash Flows.................................................... 5
    Notes to Condensed Consolidated Financial Statements............................................... 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................................10

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K............................................................17


                             LTC PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            (RESTATED)
                                                                                    June 30,              December 31,
                                                                                      1997                    1996
                                                                               -----------------     ------------------
                                                                                  (unaudited)              (audited)
                                                                                            (In thousands)

ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
     amortization:   1997 - $15,738; 1996 - $11,640                                  $258,192                $199,591

Land                                                                                   15,391                  12,347
Mortgage loans receivable, held for sale, net of allowance for
     doubtful accounts:   1997 - $1,000; 1996 - $1,000                                231,506                 177,262
REMIC Certificates, at estimated fair value                                            87,725                  98,934
                                                                                     --------                --------
      Real estate investments, net                                                    592,814                 488,134
Other Assets:
  Cash and cash equivalents                                                             5,894                   3,148
  Debt issue costs, net                                                                 2,805                   4,150
  Interest receivable                                                                   3,508                   2,817
  Prepaid expenses and other assets                                                     8,135                   2,289
                                                                                     --------                --------
                                                                                       20,342                  12,404
                                                                                     --------                --------
    Total assets                                                                     $613,156                $500,538
                                                                                     ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                                  $104,667                $135,828
Bank borrowings                                                                       104,000                  79,400
Mortgage loans and notes payable                                                       58,471                  54,205
Bonds payable and capital lease obligations                                            13,948                  14,039
Accrued interest                                                                        7,106                   6,015
Accrued expenses and other liabilities                                                  3,323                   3,041
Distributions payable                                                                     610                   6,679
                                                                                     --------                --------
     Total liabilities                                                                292,125                 299,207

Minority interest                                                                      10,506                  10,528
Commitments
Stockholders' equity:
Preferred stock: aggregate liquidation amount of $77,000,000,
     10,000,000 shares authorized, shares issued and outstanding:
     1997 - 3,080,000, 1996 - none                                                     73,800                       -
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 1997 - 23,045,810, 1996 -                             230                     195
      19,484,208
Capital in excess of par value                                                        250,779                 195,297
Notes receivable from stockholders                                                     (7,565)                      -
Cumulative net income                                                                  88,374                  71,914
Cumulative distributions                                                              (95,093)                (76,603)
                                                                                     --------                --------
    Total stockholders' equity                                                        310,525                 190,803
                                                                                     --------                --------
    Total liabilities and stockholders' equity                                       $613,156                $500,538
                                                                                     ========                ========


                             See accompanying notes

                             LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                         (RESTATED)                            (RESTATED)
                                             -------------------------------------------------------------------
                                                   Three months ended                     Six months ended
                                                        June 30,                             June 30,
                                             ---------------------------          ------------------------------
                                                1997          1996                  1997             1996
                                             -----------     -----------         --------------    -------------
Revenues:
  Rental income                                    $ 7,561       $ 4,927             $13,875        $ 9,061
  Interest income from mortgage loans                6,345         3,668              12,488          8,832
  Interest income from REMIC Certificates            3,731         3,989               7,447          6,787
  Interest and other income                            478           336                 792            603
                                                   -------       -------             -------        -------

          Total revenues                            18,115        12,920              34,602         25,283

Expenses:
  Interest expense                                   5,632         4,835              11,339          9,489
  Depreciation and amortization                      2,225         1,479               4,144          2,746
  Amortization of Founders' stock                       12            38                  31             76
  Minority interest                                    297           117                 594            272
  Operating and other expenses                       1,006           834               1,945          1,628
                                                   -------       -------             -------        -------

          Total expenses                             9,172         7,303              18,053         14,211
                                                   -------       -------             -------        -------
Operating income                                     8,943         5,617              16,549         11,072

Other income/(loss):
  Unrealized holding gain/(loss) on
   estimated fair                                      872          (711)               (200)         5,665
      value of REMIC Certificates
  Other income, net                                    111             -                 111              -
                                                   -------       -------             -------        -------
Total other income/(loss)                              983          (711)                (89)         5,665

Net income                                           9,926         4,906              16,460         16,737
Preferred dividends                                  1,828             -               2,255              -
                                                   -------       -------             -------        -------
Net income available to common stockholders        $ 8,098       $ 4,906             $14,205        $16,737
                                                   =======       =======             =======        =======
Net income available to common stockholders
                                                   =======         $0.26               $0.62          $0.89
            per share                                $0.35       =======             =======        =======
                                                   =======

Weighted average shares outstanding                 23,146        18,959              22,802         18,900
                                                   =======       =======             =======        =======


                             See accompanying notes

                             LTC PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                   (RESTATED)
                                                                                            Six Months Ended June 30,
                                                                                             1997              1996
                                                                                ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              $  16,460            $  16,737
 Adjustments to reconcile net income to net cash provided by operating results:
     Depreciation and amortization                                                            5,049                3,532
     Unrealized holding (gain)/loss on estimated fair value of REMIC                            200               (5,665)
      Certificates
     Gain on sale of REMIC Certificates                                                      (1,231)                   -
     Expense relating to vesting of restricted stock                                          1,120                    -
     Non-cash charges                                                                           102                   83
     Net change in other assets and liabilities                                                 393                2,250
                                                                                          ---------            ---------
        Net cash provided by operating activities                                            22,093               16,937
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                                             73,800                    -
  Proceeds from issuance of common stock, net                                                17,349                    -
  Proceeds from issuance of convertible debentures                                                -               30,000
  Debt issue costs                                                                                                (1,047)
  Borrowings under the lines of credit                                                      150,770              145,100
  Repayments of bank borrowings                                                            (126,170)            (135,570)
  Repurchase of common stock                                                                      -               (1,831)
  Distributions paid                                                                        (24,554)             (11,680)
  Other                                                                                        (908)                 (54)
                                                                                          ---------            ---------
      Net cash provided by financing activities                                              90,287               24,918

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                       (66,088)             (58,010)
  Acquisitions of real estate properties, net                                               (56,356)             (77,048)
  Proceeds from sale of REMIC Certificates                                                   11,811               86,874
  Principal payments on mortgage loans payable and capital lease obligations                   (825)                (212)
  Restricted cash                                                                                 -                8,300
  Principal payments on real estate mortgages                                                 2,854                1,452
  Deferred facility fee, net                                                                     12                  (42)
  Other                                                                                      (1,042)                (275)
                                                                                          ---------            ---------
      Net cash used in investing activities                                                (109,634)             (38,961)
                                                                                          ---------            ---------
Increase in cash and cash equivalents                                                         2,746                2,894
Cash and cash equivalents, beginning of period                                                3,148                1,434
                                                                                          ---------            ---------
Cash and cash equivalents, end of period                                                  $   5,894            $   4,328
                                                                                          =========            =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                           $   9,703            $   6,960
                                                                                          =========            =========
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                              $  31,161            $   4,710
  Notes receivable relating to exercise of employee stock options                             7,631                    -
  Conversion of mortgage loans to owned properties                                           11,545                    -
  Assumption of mortgage loans payable relating to acquisitions of real
        estate properties                                                                         -                9,641
  Exchange of mortgage loans for REMIC Certificates                                               -               80,962
  Issuance of mortgage loans payable for REMIC Certificates                                       -               31,525
  Minority interest related to acquisitions of real estate properties                             -                8,932

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

              As previously disclosed in the current and prior periods, the Company has securitized portions of its mortgage loan portfolio and retained a portion of the resulting REMIC Certificates to hold as long-term investments. Historically, the Company has accounted for its REMIC Certificate investments at amortized cost and provided fair value disclosures because of the highly specialized nature of the collateral underlying the REMIC Certificates, the lack of marketability of the Certificates and the Company's intent and investment posture to hold its real estate investments for long-term purposes. Moreover, the Company believes that the fair value accounting provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which require the recognition of unrealized gains or losses resulting from temporary changes in the fair value of originated mortgage-backed securities (the REMIC Certificates) that are retained by the Company, may reflect equity or earnings in the Company's financial statements that may not be ultimately realized and portray a level of liquidity with respect to its REMIC Certificates that may not exist. Furthermore, the Company believed that the accounting literature supported the accounting for the REMIC Certificates at amortized cost. However, after reconsideration following discussions with the Staff of the Securities and Exchange Commission, the Company decided to restate its financial statements and adopt the fair value accounting provisions of SFAS 115 as opposed to the amortized cost accounting the Company believed applicable under SFAS 115. The fair value accounting provisions require the recognition in earnings of temporary changes in the fair values of the Company's REMIC Certificates investments, irrespective of the Company's reservations about the realizability of such earnings. Accordingly, previously filed financial statements have been restated to reflect the adjustment to fair value of the Company's REMIC Certificate investments. As a result of the restatement, cumulative net income increased by $1,872,000 ($0.12 per share), decreased by $1,656,000 ($0.09 per share) and increased by $6,173,000 ($0.32 per share) for the years ended December 31, 1994, 1995 and 1996, respectively. For the three and six months ended June 30, 1996, net income decreased by $711,000 ($0.04 per share) and increased by $5,665,000 ($0.30 per share), respectively.

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

             At June 30, 1997, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $197,861,000 and 7.86%, respectively. As of June 30, 1997 the unamortized cost basis and the estimated fair value of the subordinated REMIC Certificates held by the Company were $81,536,000 and $87,725,000, respectively.

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

             (ix) In June 1997, the Company sold $11,811,000 face amount of its rated REMIC Certificates recognizing a gain of approximately $1,231,000. Also in June 1997, the Company recognized $1,120,000 of expense resulting from the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company.

             (x) In 1997, the Company's Board of Directors authorized an increase in the Company's investment in ALFs from 20% to 30% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by ALC from 10% to 15% of its adjusted gross real estate investment portfolio (which was approximately $741,758,000, cost basis, as of June 30, 1997). Currently, two of the Company's executive officers serve as members of the Board of Directors of ALC. As of August 1, 1997, three executive officers of the Company owned approximately 3.5% of ALC's common stock.

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

             (xi) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in

                             LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS

                                  (continued)


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

             (xv) In August 1997, the Company obtained a 90-day $10,000,000 bank loan at LIBOR plus 3% with no commitment fees. In addition, in order to further hedge a securitization transaction the Company anticipates to complete during the fourth quarter of 1997, a Treasury Lock agreement entered into which has a settlement date of December 15, 1997. Under this agreement, the Company locked into a rate of 6.39% on the seven-year Treasury Note Rate on a notional amount of $65,000,000. This Treasury Lock, which is being accounted for as a hedge, effectively "locked in" the net interest margin on $65,000,000 principal amount of additional senior certificates the Company anticipates will be sold in connection with the securitzation. Upon settlement of the Treasury Lock agreement, the Company will either receive or make a payment based on the change in the seven year Treasury Note Rate on the settlement date. The Treasury Lock will be extended until the consummation of the securitization transaction, therefore, any associated gains or losses will be included as a component of the fair value of the assets received in the transaction.

                             LTC PROPERTIES, INC.

                    MANAGMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Results

Six months 1997 Compared to Six months 1996

      Revenues for the six months ended June 30, 1997 were $34,602,000 versus $25,283,000 for the same period in 1996. Revenues increased $9,319,000 or approximately 37% primarily as a result of increased rental income of $4,814,000, increased interest income on mortgage loans of $3,656,000 and increased interest income on the REMIC certificates of $660,000. Rental income increased $2,327,000 as a result of additional properties acquired since June 30, 1996 and $2,478,000 from the full period impact of facilities acquired during the first half of 1996. Rental revenue also increased $112,000 from "same store" facilities (facilities owned in both the first half of 1996 and 1997) resulting from rental increases tied to changes in Consumer Price Indices
(CPI) and by $134,000 due to contingent rents received from certain facilities based on increases in the facilities' incremental revenues (as defined in the respective leases). These rent increases were offset by a decrease in rent of $237,000 due to the sale of four Texas properties in the second quarter of 1997. Interest income on mortgage loans increased by approximately $4,065,000 due to investments completed since June 30, 1996 and by $1,409,000 due to the full impact on the current period of loans originated during the six month period in 1996. Additionally, $440,000 of interest income was recognized relating to the termination of an interest rate swap. These increases in interest income were offset by a decrease of $2,258,000 relating to the sale of mortgage loans to the REMIC in the first quarter of 1996. Interest income on the REMIC Certificates increased $660,000 primarily as a result of the third securitization transaction which closed in March 1996. The remaining increase of $189,000 resulted primarily from certain prepayment fees.

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

     Total expenses for the six months ended June 30, 1997, as a percentage of revenues, decreased by approximately 7% compared to the prior period. The decrease in expenses as percentage of revenues was primarily due to the decrease in interest expense, as a percentage of revenues, which decreased approximately 12% due primarily to the reduction of debt associated with the subordinated debt conversions and the two equity offerings the Company completed during the first quarter of 1997. Depreciation expense, as percentage of rental revenues, was comparable

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERTAIONS

                                  (Continued)

between the periods at 30%. Minority interest was comparable, as percentage of revenues, in both periods, while operating and other expenses decreased slightly due the higher revenue base and relative stability of operating expenses.

      Other income (loss) decreased primarily as a result of the effect of the increase in the REMIC Certificates' estimated fair value which resulted in an unrealized holding gain during the prior period as compared to the current period's unrealized loss of $200,000. Also contributing to the decrease in the current period was $1,120,000 of expense the Company recognized in connection with the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company. This decrease was offset by gain of $1,231,000 recognized on the sale of one of the Company's rated REMIC certificates in June 1997. The sale of the certificate also reduced the amount of the unrealized gain on the REMIC Certificates which contributed to the unrealized loss position for the six months ended June 30, 1997. On an overall basis, the REMIC Certificates' estimated fair value was approximately $308,000 higher at June 30, 1997 than at June 30, 1996.

Second Quarter 1997 Compared to Second Quarter 1996

      Revenues for the three months ended June 30, 1997 were $18,115,000 versus $12,920,000 for the same period in 1996. Revenues increased $5,195,000 or approximately 40% primarily as a result of increased rental income of $2,634,000, increased interest income on mortgage loans of $2,677,000 which was offset by slight decrease in income on the REMIC certificates of $258,000. Rental income increased approximately $1,567,000 as a result of additional properties acquired since June 30, 1996 and $1,109,000 from the full period impact of facilities acquired during the second quarter of 1996. Rental revenue also increased $61,000 from "same store" facilities (facilities owned in both the first half of 1996 and 1997) resulting from rental increases tied to changes in Consumer Price Indices (CPI) and by $134,000 due to contingent rents received from certain facilities based on increases in the facilities' incremental revenues (as defined in the respective leases). These rent increases were offset by a decrease in rent of $237,000 due to the sale of four Texas properties in the second quarter of 1997. Interest income on mortgage loans increased by approximately $2,524,000 due to investments completed since June 30, 1996 and by $153,000 due to the full impact on the current period of loans originated during the second quarter in 1996. Interest income on the REMIC Certificates decreased slightly by $258,000 primarily as a result of periodic yield adjustments made since June 1996. The remaining increase of $142,000 resulted primarily from certain prepayment fees.

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

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)


     Total expenses for the three months ended June 30, 1997, as a percentage of revenues, decreased by approximately 10% compared to the prior period. The decrease in expenses as percentage of revenues was primarily due to the decrease in interest expense, as a percentage of revenues, which decreased approximately 16% due primarily to the reduction of debt associated with the subordinated debt conversions and the two equity offerings the Company completed during the first quarter of 1997 as discussed above. Depreciation expense, as percentage of rental revenues, was comparable between the periods at 30%. Minority interest was comparable, as percentage of revenues, in both periods, while operating and other expenses decreased slightly due the higher revenue base and relative stability of operating expenses.

      Other income (loss) decreased primarily as a result of the effect of the increase in the REMIC Certificate's estimated fair value which resulted in a larger unrealized holding gain during the prior period as compared to the current period's unrealized gain of $872,000. Also contributing to the decrease in the current period was $1,120,000 of expense the Company recognized in connection with the accelerated vesting of 64,000 shares of restricted common stock held by executives, certain management and non-employee directors of the Company. This decrease was offset by gain of $1,231,000 recognized on the sale of one of the Company's rated REMIC certificates in June 1997. On an overall basis, the REMIC Certificates' estimated fair value was approximately $308,000 higher at June 30, 1997 than at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company's real estate investment portfolio consisted of approximately $289,321,000 invested in owned skilled nursing and assisted living facilities (before accumulated depreciation of $15,738,000), approximately $232,506,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000) and approximately $87,725,000 at fair value invested in REMIC Certificates. The Company's portfolio consists of 267 skilled nursing facilities and 62 assisted living facilities in 32 states.

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

     The Company also anticipates completing a securitization transaction during the year, the proceeds of which will be used to repay borrowings outstanding under its repurchase agreement and its unsecured line of credit. In September 1995, the Company entered into a seven-year forward interest rate swap agreement (the "September 1995 Agreement") to hedge the securitization which is expected to be completed by the end of 1997. As of June 30, 1997, the Company believes that it is probable that the securitization transaction will occur as scheduled. Under the September 1995 Agreement, beginning on March 31, 1997 and continuing semi-annually thereafter, the Company is to be credited interest at the six month LIBOR and incur interest at a fixed rate of 6.64% on a notional amount of $60,000,000 which is being accounted for as a hedge. This effectively "locked-in" the net interest margin on $60,000,000 principal amount of senior certificates the Company anticipates will be sold in the securitization transaction. Concurrent with the closing of the hedged transaction, any gains and losses associated with the interest rate swap will be included as a component of the proceeds of the

                             LTC PROPERTIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)


transaction. The September 1995 Agreement will be terminated at the earlier of
(i) an anticipated securitization transaction to be completed during the second half of 1997 or (ii) November 17, 1997. As of June 30, 1997, the Company had an unrealized gain of approximately $156,000 on the September 1995 Agreement.

     In addition, in order to further hedge the securitization transaction the Company anticipates to complete during the fourth quarter of 1997, a Treasury Lock agreement was entered into which has a settlement date of December 15, 1997. Under this agreement, the Company locked into a rate of 6.39% on the seven-year Treasury Note Rate on a notional amount of $65,000,000. This Treasury Lock, which is being accounted for as a hedge, effectively "locked in" the net interest margin on $65,000,000 principal amount of additional senior certificates the Company anticipates will be sold in connection with the securitzation. Upon settlement of the Treasury Lock agreement, the Company will either receive or make a payment based on the change in the seven year Treasury Note Rate on the settlement date. The Treasury Lock and the September 1995 Agreement will be extended until the consummation of the securitization transaction, therefore, any associated gains or losses will be included as a component of the fair value of the assets received in the transaction.

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

     The Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of the Certificates, including the interest-only certificates, are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although the Company is required to report its REMIC Certificate investments at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of the Company's management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company was forced to liquidate any of the Certificates.

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