Form 10-Q/A
period 1997-09-30
LTC PROPERTIES INC
filed 1997-12-08
CIK 887905

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

                                   FORM 10-Q/A

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

 Item 2.  Management's Discussion and
          Analysis of Financial Condition and Results of Operations.........12

PART II -- OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K..................................17

                             LTC PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except share amounts)
                                 (Unaudited)

                                                                            September 30,            December 31,
                                                                                 1997                      1996
                                                                      ----------------------     ---------------------
                                                                                                        (Audited)
ASSETS                                                                                                  (Restated)
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
  amortization:   1997 - $17,475; 1996 - $11,640                                    $295,194                  $199,591
Land                                                                                  16,670                    12,347
Mortgage loans receivable, held for sale, net of allowance
  for doubtful accounts: 1997 - $1,000; 1996 - $1,000                                239,574                   177,262
REMIC Certificates, at estimated fair value                                           87,744                    98,934
                                                                                    --------                  --------
   Real estate investments, net                                                      639,182                   488,134
Other Assets:
 Cash and cash equivalents                                                             1,398                     3,148
 Debt issue costs, net                                                                 2,428                     4,150
 Interest receivable                                                                   3,529                     2,817
 Prepaid expenses and other assets                                                     8,432                     2,289
                                                                                    --------                  --------
                                                                                      15,787                    12,404
                                                                                    --------                  --------
  Total assets                                                                      $654,969                  $500,538
                                                                                    ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                                 $ 92,273                  $135,828
Bank borrowings                                                                      130,687                    79,400
Mortgage loans and notes payable                                                      56,810                    54,205
Bonds payable and capital lease obligations                                           13,900                    14,039
Accrued interest                                                                       5,562                     6,015
Accrued expenses and other liabilities                                                 5,223                     3,041
Distributions payable                                                                    610                     6,679
                                                                                    --------                  --------
   Total liabilities                                                                 305,065                   299,207

Minority interest                                                                     10,242                    10,528
Commitments
Stockholders' equity:
Preferred stock: aggregate liquidation amount of $77,000,000,
   10,000,000 shares authorized, shares issued and outstanding:
   1997 - 3,080,000; 1996 - none                                                      73,800                         -
Common stock: $0.01 par value; 40,000,000 shares authorized;
   shares issued and outstanding: 1997 - 24,856,193; 1996 -
   19,484,208                                                                            249                       195
Capital in excess of par value                                                       281,332                   195,297
Notes receivable from stockholders                                                    (7,648)                        -
Cumulative net income                                                                 97,748                    71,914
Cumulative distributions                                                            (105,819)                  (76,603)
                                                                                    --------                  --------
  Total stockholders' equity                                                         339,662                   190,803
                                                                                    --------                  --------
  Total liabilities and stockholders' equity                                        $654,969                  $500,538
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

Other Income:
  Unrealized holding gain on changes in estimated
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
                                                    =======     =======           =======            =======



                             See accompanying notes

                                                     LTC PROPERTIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                        (In thousands)

                                                                                                   Nine Months Ended September 30,
                                                                                                        1997             1996
                                                                                             ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                                               (Restated)
 Net Income                                                                                         $ 25,834           $ 22,373
 Adjustments to reconcile net income to net cash provided by operating results
 Depreciation and amortization                                                                         6,578              4,531
 Unrealized holding gain on changes in estimated fair value of
  REMIC certificates                                                                                     (57)            (5,683)
 Gain on sale of REMIC Certificates                                                                   (1,231)                 -
 Expense relating to vesting of restricted stock                                                       1,120                  -
 Non-cash charges                                                                                      1,578              1,366
  Net change in other assets and liabilities                                                          (1,679)              (123)
                                                                                                    ---------          ---------
   Net cash provided by operating activities                                                          32,143             22,464

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock, net                                                       73,800                  -
 Proceeds from issuance of common stock, net                                                          35,444                  -
 Proceeds from issuance of convertible debentures                                                          -             60,000
 Debt issue costs                                                                                                        (2,113)
 Borrowings under the lines of credit                                                                246,532            166,700
 Repayments of bank borrowings                                                                      (195,245)          (177,170)
 Repurchase of common stock                                                                                -             (1,831)
 Distributions paid                                                                                  (35,285)           (18,036)
 Other                                                                                                  (649)              (105)
                                                                                                    ---------          ---------
   Net cash provided by financing activities                                                         124,597             27,445

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Investment in real estate mortgages                                                                 (74,832)           (72,565)
 Acquisitions of real estate properties, net                                                         (99,792)           (77,048)
 Proceeds from sale of REMIC Certificates                                                             11,811             86,674
 Proceeds from sale of real estate properties                                                              -              7,589
 Principal payments on mortgage loans payable and capital lease obligations                           (2,558)            (3,689)
 Restricted cash                                                                                           -              8,300
 Principal payments on mortgage loans receivable                                                       6,701              2,025
 Other                                                                                                   180               (208)
                                                                                                    --------           ---------
   Net cash used in investing activities                                                            (158,490)           (48,922)
                                                                                                    --------           ---------
Increase (decrease) in cash and cash equivalents                                                      (1,750)               987
Cash and cash equivalents, beginning of period                                                         3,148              1,434
                                                                                                    --------          ---------
Cash and cash equivalents, end of period                                                            $  1,398          $   2,421
                                                                                                    ========          =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                                      $ 16,938          $  14,333
                                                                                                    =========         =========
Non-cash investing and financing transactions:
 Conversion of debentures into common stock                                                         $ 43,555          $  16,798
 Notes receivable relating to exercise of employee stock options                                       7,774                  -
 Conversion of mortgage loans to owned properties                                                     15,831                  -
 Assumption of mortgage loans payable for acquisitions of real estate properties                           -              9,641
 Exchange of mortgage loans for REMIC Certificates                                                         -             80,962
 Issuance of mortgage loans payable for REMIC Certificates                                                 -             31,525
 Minority interest related to acquisitions of real estate properties                                       -              8,932

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

    The Company has securitized portions of its mortgage loan portfolio and retained a portion of the resulting REMIC Certificates to hold as long-term investments. Historically, the Company has accounted for its REMIC Certificate investments at amortized cost and provided fair value disclosures because of the highly specialized nature of the collateral underlying the REMIC Certificates, the lack of marketability of the Certificates and the Company's intent and investment posture to hold its real estate investments for long-term purposes. Moreover, the Company believes that the fair value accounting provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), which require the recognition of unrealized gains or losses resulting from temporary changes in the fair value of originated mortgage-backed securities (the REMIC Certificates) that are retained by the Company may reflect equity or earnings in the Company's financial statements that may not be ultimately realized and portray a level of liquidity with respect to its REMIC Certificates that may not exist. Furthermore, the Company believed that the accounting literature supported the accounting for the REMIC Certificates at amortized cost. However, after reconsideration following discussions with the Staff of the Securities and Exchange Commission, the Company decided to restate its financial statements and adopt the fair value accounting provisions of SFAS 115 as opposed to the amortized cost accounting the Company believed applicable under SFAS 115. The fair value accounting provisions require the recognition in earnings of temporary changes in the fair values of the Company's REMIC Certificates investments, irrespective of the Company's reservations about the realizability of such earnings. Accordingly, previously filed financial statements have been restated to reflect the adjustment to fair value of the Company's REMIC Certificate investments. As a result, net income increased (decreased) by $1,872,000 ($0.12 per share), ($1,656,000) ($0.09 per share)
    and $6,173,000 ($0.32 per share) for the years ended December 31, 1994, 1995 and 1996, respectively. The cumulative impact on stockholders' equity as of December 31, 1996 was an increase of $6,389,000. For the three and nine months ended September 30, 1996, net income increased by $18,000 ($0.00 per share) and $5,683,000 ($0.30 per share), respectively.

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