Form 10-K405
period 1997-12-31
LTC PROPERTIES INC
filed 1998-03-25
CIK 887905

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (MARK ONE)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Registrant's telephone number, including area code: (805) 981-8655

         Securities registered pursuant to Section 12(b) of the Act:


     Title of Stock                                        Name of each exchange on which registered
     --------------                                        -----------------------------------------
Common stock, $.01 Par Value                                        New York Stock Exchange
9.50% Series A Cumulative Preferred Stock, $.01 Par Value           New York Stock Exchange
9.00% Series B Cumulative Preferred Stock, $.01 Par Value           New York Stock Exchange
9.75% Convertible Subordinated Debentures due 2004                  New York Stock Exchange
8.50% Convertible Subordinated Debentures due 2000                  New York Stock Exchange
8.50% Convertible Subordinated Debentures due 2001                  New York Stock Exchange
7.75% Convertible Subordinated Debentures due 2002                  New York Stock Exchange
8.25% Convertible Subordinated Debentures due 2001                  New York Stock Exchange
8.25% Convertible Subordinated Debentures due 1999                  New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Company is approximately $494,733,000 as of March 20, 1998.

                                     26,157,659
     (Number of shares of common stock outstanding as of March 20, 1998)

Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1998.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

         The Company was organized to qualify, and intends to continue to qualify, as a REIT. So long as the Company so qualifies, with limited exceptions, the Company may deduct distributions to its stockholders from its taxable income. The Company has distributed, and intends to continue to make distributions to its stockholders, in order to eliminate any federal tax liability.

         At December 31, 1997, the Company had investments in 274 skilled nursing facilities with 31,462 beds and 77 assisted living facilities with 3,281 units operated by 83 healthcare providers in 34 states.

         OWNED PROPERTIES. During 1997, the Company acquired 42 assisted living facilities and nine skilled nursing facilities for approximately $118,564,000. One of the skilled nursing facilities was acquired for $4,678,000 by a newly formed limited partnership of which the Company, through certain of its subsidiaries, is the general partner and was purchased subject to a mortgage loan of approximately $3,026,000. In 1997, the Company agreed to enter into sale-leaseback transactions with Assisted Living Concepts, Inc. ("ALC") under which ALC is obligated to sell and the Company is obligated to purchase 11 assisted living residences totaling $29,864,000. These transactions will be completed by the third quarter of 1998. In connection with the above agreement, the Company sold 12 properties back to ALC for $27,690,000 and terminated a commitment of $13,070,000 that was scheduled to expire on December 31, 1997.

         The Company's long-term facilities are leased to operators pursuant to long-term "triple net" leases and provide for increases in the rent based upon specified rent increases, increases in revenues over defined base periods, or increases based on consumer price indices.

         MORTGAGE LOANS. As part of the Company's strategy of making long-term investments in properties used in the provision of long-term health care services, the Company provides mortgage financing on such properties based on the investment underwriting criteria established by the Company. (See "Investment and Other Policies" in this Section.) The Company also provides construction loans that by their terms generally convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. During 1997, the Company originated mortgage loans of $98,135,000 secured by 33 skilled nursing facilities and nine assisted living facilities and provided net construction funding of $9,352,000. Of the mortgage loans originated in 1997, loans secured by seven assisted living facilities, totaling $14,510,000 were repaid during 1997.

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

         REMIC CERTIFICATES. Prior to 1997, the Company securitized mortgage loans with an aggregate outstanding principal balance of approximately $354,827,000 by creating Real Estate Mortgage Investment Conduits ("REMIC") which, in turn, issued mortgage pass-through certificates ("REMIC Certificates") aggregating approximately the same amount. A portion of the REMIC Certificates were subsequently sold to third parties. The REMIC Certificates retained by the Company are subordinated in right of payment to the REMIC Certificates sold to third parties. A portion of the REMIC Certificates retained by the Company are interest-only certificates which have no principal amount and entitle the Company to receive cash flows designated as interest. During 1997, the Company received proceeds of $11,811,000 from the sale of subordinated REMIC Certificates which were retained from a securitization completed in 1996. The proceeds from the sale were used to pay down outstanding borrowings under the Company's lines of credit. At December 31, 1997, the Company had investments in REMIC Certificates with an estimated fair value of $87,811,000. (See "Part 1, Item 2 -- Properties -- REMIC Certificates.")

         FINANCING AND OTHER TRANSACTIONS. During 1997, the Company completed public offerings for 2,000,000 shares of common stock resulting in aggregate net proceeds of $35,065,000. In addition, the Company issued 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 2,000,000 shares of 9.0% Series B Cumulative Preferred Stock ("Series B Preferred Stock") for total net proceeds of $121,600,000. Dividends on the Series A Preferred Stock and Series B Preferred Stock are cumulative from the date of original issue and are payable monthly to stockholders of record on the first day of each month. Dividends on the Series A Preferred Stock and the Series B Preferred Stock accrue at 9.5% and 9.0% per annum, respectively, on the $25 liquidation preference per share (equivalent to a fixed annual amount of $2.375 and $2.25 per share, respectively). The Series A Preferred Stock is not redeemable prior to April 1, 2001 and the Series B Preferred Stock is not redeemable prior to January 1, 2002, except in certain circumstances relating to preservation of the Company's qualification as a REIT. The net proceeds from these offerings were used to repay borrowings under the Company's lines of credit.

         During 1997, the Company replaced its existing credit facilities with a $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") that expires on October 3, 2000. As of December 31, 1997, borrowings of $87,500,000 bearing interest at LIBOR plus 1.375% were outstanding under the Revolving Credit Facility.

INVESTMENT AND OTHER POLICIES

         OBJECTIVES AND POLICIES. The Company currently invests in income-producing long-term care facilities. The Company invests either (1) directly in mortgage loans secured by long-term care facilities, (2) in the fee ownership of long-term care facilities which are leased to operators or (3) or may participate in such investments indirectly through investments in partnerships, joint ventures or other entities that themselves make direct investments in such loans or facilities.

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

         The Company places primary emphasis on investing in long-term care facilities that have low investment per bed/unit ratios and do not have to rely on the provision of ancillary services to cover debt service or lease obligations. In addition, with respect to skilled nursing facilities, the Company attempts to invest in facilities that do not have to rely on a high percentage of private pay patients. The Company seeks to invest in facilities that are located in suburban and rural areas of states with improving reimbursement climates. Prior to every investment, the Company conducts a facility site review to assess the general physical condition of the facility, the potential of additional sub-acute services and the quality of care the operator provides. In addition, the Company reviews the environmental reports, state survey and financial statements of the facility before the investment is made. The Company prefers to invest in facilities that have a significant market presence in its community and where state licensing procedures limit the entry of competing facilities. To date, a majority of the Company's investments have been made in the form of mortgage loans secured by skilled nursing facilities. Due to management's belief that assisted living facilities are an increasingly important sector in the long-term care market, a larger portion of the Company's future investments will be made in the form of direct ownership of assisted living facilities. Management believes that assisted living facilities represent a lower cost long-term care alternative for senior adults than skilled nursing facilities. The Company invests primarily in assisted living facilities that attract the moderate-income private pay patients in smaller communities, preferably in states that have adopted Medicaid waiver programs or are in the process of adopting or reviewing their policies and reimbursement program to provide funding for assisted living residences. The Company believes that locating residences in a state with a favorable regulatory reimbursement climate should provide a stable source of residents eligible for Medicaid reimbursement to the extent private-pay residents are not available, and should provide alternative sources of income for residents when their private funds are depleted and they become Medicaid eligible.

         There are no limitations on the amount or percentage of the Company's total assets that may be invested in any one property or joint venture, except for investments in assisted living facilities ("ALFs"). The Board of Directors has authorized the Company to invest up to 30% of the Company's adjusted gross real estate investment portfolio (adjusted to include mortgage loans to third parties underlying the investment in REMIC Certificates) in ALFs, with a 20% limit on investments in properties operated by ALC. ALC is an owner, operator and developer of assisted living facilities. Except for ALFs, no other limits have been set on the number of properties in which the Company will seek to invest, or of the concentration of investments in any one facility or any one city or state, or the type or form of investment.

         BORROWING POLICIES. The Company may incur additional indebtedness when, in the opinion of the directors, it is advisable. The Company may incur such indebtedness to make investments in additional long-term care facilities or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended (the "Code") (see Taxation of the Company--Requirements for Qualifications). For other short-term purposes, the Company may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. The Company may also arrange for long-term borrowings through public offerings or from institutional investors.

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

         PROHIBITED INVESTMENTS AND ACTIVITIES. The policies of the Company, subject to change by the Board of Directors without stockholder approval, impose certain prohibitions and restrictions on various investment practices or activities of the Company including prohibition against:

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

EMPLOYEES

         The Company currently employs 19 persons.

GOVERNMENT FINANCING AND REGULATION OF HEALTH CARE

         GENERAL. Medicaid programs or the equivalent are currently in existence in all of the states in which the Company has nursing facility investments. While these programs differ in certain respects from state to state, they are all subject to certain federally imposed requirements, as a substantial portion of the funds available under these programs is provided by the federal government. Medicaid programs provide for payments to participating health care facilities on behalf of the indigent and certain other eligible persons. California and Texas provide for reimbursement at flat daily rates, as determined by the responsible state agency and depending on certain levels of care. In all other states, payments are based upon specific cost reimbursement formulas established by the applicable state.

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

         Both the Medicaid and Medicare programs contain specific requirements which must be adhered to at all times by health care facilities in order to qualify under the programs. Based upon such information as periodically received by the Company from the operators over the term of the lease/loan, the Company believes that the nursing facilities in which it has investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will be so at any time.

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

         The Company has increased its investments in ALFs in recent years. ALFs are subject to certain state regulations and licensing requirements. In order to qualify as a state licensed facility, ALFs must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. ALFs are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

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

         HEALTH CARE REFORM. The Balanced Budget Act of 1997 signed by President Clinton on August 5, 1997 (the "Act"), enacted significant changes to the Medicare and Medicaid Programs designed to "modernize" payment and health care delivery systems while achieving substantial budgetary savings.

         In seeking to limit Medicare reimbursement for long term care services, Congress has established a prospective payment system for skilled nursing facility services to replace the current cost-based reimbursement system. The cost based system reimburses nursing facilities for reasonable direct and indirect allowable costs incurred in providing "routine services" (as defined by the Program) as well as capital costs and ancillary costs. Cost based reimbursement has been subject to limits fixed for the particular geographic area served by a nursing facility. Under the prospective payment system, skilled nursing facilities will be paid a federal per diem rate for covered services. The per diem payment will cover routine service, ancillary, and capital-related costs. The prospective payment system will be phased in over three cost reporting periods, starting with periods beginning on or after July 1, 1998. The actual rate paid to a skilled nursing facility will be adjusted for case mix and relative wage-related costs.

         Under provisions of the Act, states will be provided additional flexibility in managing their Medicaid programs while achieving in excess of $13 billion in federal budgetary savings over five years. Among other things, the Act repealed the Boren Amendment payment standard, which had required states to pay "reasonable and adequate" payments to cover the costs of efficiently and economically operated hospitals, nursing facilities, and certain intermediate care facilities. States, however, will be required to use a public notice and comment process in determining rates for such facilities. During rate-setting procedures states also will be required to take into account the situation of facilities that serve a disproportionate number of low-income patients with special needs. The Secretary of the Department of Health and Human Services is required to study and report to Congress within four years concerning the effect of State rate-setting methodologies on the access to and the quality of services provided to Medicaid beneficiaries. The Act also provides the Federal Government with expanded enforcement powers to combat waste, fraud and abuse in delivery of health care services. In light of forthcoming regulations and continuing state Program reform, no assurance can be given that the implementation of such regulations and reform will not have a material adverse effect on the Company's financial condition or results of operations.

TAXATION OF THE COMPANY

         GENERAL. Management of the Company believes that the Company has operated in such a manner as to qualify for taxation as a real estate investment trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1992, and the Company intends to continue to operate in such a manner. No assurance can be given that it has operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretation thereof.

         If the Company qualifies for taxation as a REIT, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, the Company will continue to be subject to federal income tax under certain circumstances.

         REQUIREMENTS FOR QUALIFICATION. The Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;
(iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

         INCOME TESTS. There presently are two gross income requirements that the Company must satisfy to qualify as a REIT, and, with respect to taxable years of the Company beginning before August 6, 1997, there was a third gross income requirement. First, at least 75% of the Company's gross income (excluding gross income from Prohibited Transactions as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from Prohibited Transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. Third, for taxable years of the Company beginning before August 6, 1997, short-term gains from the sale or other disposition of stock or securities, gains from Prohibited Transactions and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income for each such taxable year. A Prohibited Transaction is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

         ASSET TESTS. The Company, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year, purchased with the proceeds of a stock offering or long-term (more than five years) public debt offering of the Company), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

         OWNERSHIP OF A PARTNERSHIP INTEREST OR STOCK IN A CORPORATION. The Company owns interests in various partnerships. In the case of a REIT that is a partner in a partnership, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. The ownership of an interest in a partnership by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership, which would affect the computation of taxable income of the REIT, and the status of the partnership as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. The Company also owns interests in a number of subsidiaries which are intended to be treated as qualified real estate investment trust subsidiaries (each, a "QRS"). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of the Company. The Company further owns 100% of the nonvoting preferred stock in one subsidiary, LTC Development Company, Inc. ("LTC Development"), which represents approximately 99% of the economic value of all classes of stock of LTC Development. President Clinton's fiscal 1999 budget proposal contains a provision which would amend the Code so as to prohibit REITs from owning stock of a corporation possessing greater than 10% of the voting power or value of all classes of stock of such corporation. This proposal would be effective with respect to stock acquired on or after the date of the first Congressional committee action with respect to the proposal (the "Action Date"). In addition, to the extent that a REIT's ownership of stock in a subsidiary corporation is exempt from this proposal by virtue of the proposal's effective date, such "grandfathered" status would terminate if such subsidiary corporation (i) engaged in a trade or business in which it was not engaged on the Action Date, or (ii) acquired substantial new assets on or after the Action Date. In the event that such grandfathered status were so terminated, and the Company did not dispose of its interest in LTC Development, the Company would fail the third asset test discussed above and therefore fail to qualify as a REIT. Furthermore, if any partnership or QRS in which the Company owns an interest were treated as a regular corporation (and not as a partnership or QRS) for federal income tax purposes, the Company would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. The Company believes that each of the partnerships and subsidiaries in which it owns an interest (except LTC Development) will be treated for tax purposes as a partnership or QRS, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

         REMIC. A regular or residual interest in a REMIC will be treated as a real estate asset for purposes of the REIT asset tests and income derived with respect to such interest will be treated as interest on an obligation secured by a mortgage on real property, assuming that at least 95% of the assets of the REMIC are real estate assets. If less than 95% of the assets of the REMIC are real estate assets, only a proportionate share of the assets of and income derived from the REMIC will be treated as qualifying under the REIT asset and income tests. The Company believes that its REMIC interests fully qualify for purposes of the REIT income and asset tests.

         ANNUAL DISTRIBUTION REQUIREMENTS. The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of
(i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if the Company so elects and specifies the dollar amount in its tax return. To the extent that the Company does not distribute all of its net long-term capital gain or distributes at least 95%, but less than 100%, of its "real estate investment trust taxable income," as adjusted, it will be subject to tax thereon at regular corporate tax rates. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its real estate investment trust ordinary income for such year, (ii) 95% of its real estate investment capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

         FAILURE TO QUALIFY. If the Company fails to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances the Company would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

         In addition, President Clinton's fiscal 1999 budget proposal includes a provision which, if enacted in its present form, would result in the immediate taxation of all gain inherent in a C corporation's assets upon an election by such corporation to become a REIT in taxable years beginning after January 1, 1999, and thus could effectively preclude the Company from re-electing to be taxed as a REIT following a loss of its REIT status.

TAXATION OF STOCKHOLDERS - GENERAL

         Distributions made to the Company's taxable U.S. stockholders out of current or accumulated earnings and profits, unless designated as capital gain distributions, will be taken into account by them as ordinary income. Such distributions will not be eligible for the dividends received deductions for corporations as long as the Company qualifies as a REIT. Distributions made by the Company that are properly designated by the Company as capital gain dividends will be taxable to taxable U.S. stockholders as gains (to the extent that they do not exceed the Company's actual net capital gain for the taxable year) from the sale or disposition of a capital asset. Depending on the period of time the Company held the assets which produced such gains, and on certain designations, if any, which may be made by the Company, such gains may be taxable to non-corporate U.S. stockholders at a 20%, 25% or 28% rate. Corporate stockholders may, however, be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. stockholder to the extent that they do not exceed the adjusted basis of such stockholder's shares. To the extent that such distributions exceed the adjusted basis of a U.S. stockholder's shares they will be included in income as capital gain (as described below with respect to the sale or exchange of the shares) assuming the shares are held as a capital asset in the hands of the stockholder. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

         The Company may elect to retain, rather than distribute as a capital gain dividend, its net long-term capital gains. In such event, the Company would pay tax on such retained net long-term capital gains. In addition, to the extent designated by the Company, a U.S. stockholder generally would (i) include its proportionate share of such undistributed long-term capital gains in computing its long-term capital gains in its return for its taxable year in which the last day of the Company's taxable year falls (subject to certain limitations as to the amount so includable), (ii) be deemed to have paid the capital gains tax imposed on the Company on the designated amounts included in such stockholder's long-term capital gains, (iii) receive a credit or refund for such amount of tax deemed paid by it, (iv) increase the adjusted basis of its shares by the difference between the amount of such includable gains and the tax deemed to have been paid by it, and (v) in the case of a U.S. stockholder that is a corporation, appropriately adjust its earnings and profits for the retained capital gains in accordance with Treasury Regulations to be prescribed by the IRS.

         In general, any gain or loss upon a sale or exchange of shares by a stockholder who has held such shares as a capital asset will be taxable as long-term capital gain if the shares have been held for more than eighteen months, mid-term capital gain if the shares have been held for more than one year but not more than eighteen months, or short-term capital gain if the shares have been held for one year or less; provided, however, any loss on the sale or exchange of shares that have been held by such stockholder for six months or less will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such stockholder as long-term capital gain.

         The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above.

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

         GOVERNMENT REGULATION

         HEALTH CARE REFORM. The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, the vertical and horizontal consolidation of health care providers and financing concerns. The pressure to control health care costs intensified during 1993 and 1994 as a result of the national health care reform debate. The focus on health care expenditures is expected to continue notwithstanding the adoption by the 105th Congress of the first balanced federal budget since 1969 and significant reforms enacted as part of the Balanced Budget Act of 1997 designed to slow the growth rate in federal health care expenditures, including with particular focus on limiting provider reimbursement. Further debate on overall structural reform of federal and state health care programs is likely to result in additional legislative action on cost-containment.

         The Company believes that government and private efforts to contain and reduce health care costs are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of the Company's borrowers and lessees. The Company believes that the financial strength and operating flexibility of its operators and the diversity of its portfolio will mitigate the impact of any such diminution in reimbursement. However, the Company cannot predict whether government or private cost contrainment efforts and reform will be adopted, and if adopted, whether the implementation of such reforms will have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 2. PROPERTIES

INVESTMENT PORTFOLIO

         As of December 31, 1997, the Company's real estate investment portfolio consisted of investments in 274 skilled nursing facilities with 31,462 beds and 77 assisted living facilities with 3,281 units in 34 states. The Company had approximately $318,870,000 (before accumulated depreciation of $20,042,000) invested in long-term care facilities owned by the Company and leased to operators, approximately $255,094,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000), and approximately $87,811,000, at estimated fair value, ($81,365,000 at amortized cost) invested in REMIC Certificates.

         Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as provide sub-acute care services. Such services are paid either by the patient or the patient's family, or through the federal Medicare or state Medicaid programs. Assisted living facilities serve elderly persons who require assistance with activities of daily living, but do not require the constant supervision skilled nursing facilities provide. Services are generally available 24-hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

         OWNED PROPERTIES. At December 31, 1997, the Company owned and leased to health care operators 57 skilled nursing facilities with a total of 7,228 beds and 57 assisted living facilities with a total of 2,205 units in 22 states, representing a net investment of approximately $298,828,000. These long-term care facilities are leased pursuant to non-cancelable leases generally with an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities.

         The following table sets forth certain information regarding the Company's owned properties as of December 31, 1997:


                                           No. of                    Avg Remaining
                    No. of      No. of      Beds                       Lease Term      Purchase       Current Annual
    Location         SNFs       ALFs       /Units      Encumbrances    (in Months)       Price         Rent Payments
---------------------------------------------------------------------------------------------------------------------------
Alabama              8        1            912          $14,506,000        83          $29,288,000       $3,357,000
Arizona              4        2            873           21,736,000        84           29,960,000        3,650,000
California           4                     535                             75            9,547,000        1,057,000
Colorado                      3            142                            132            8,285,000          792,000
Florida              9                   1,116                             90           39,064,000        4,142,000
Georgia              1                     100                            125            2,500,000          255,000
Idaho                         4            148                            138            9,756,000          957,000
Illinois             1                     148                             84            6,627,000          747,000
Indiana                       2             78                            150            5,070,000          486,000
Iowa                 6                     448           10,496,000        24            9,402,000        1,095,000
Kansas               3        4            290            5,551,000        87            8,400,000          956,000
Montana              1                     278            4,285,000        60            3,830,000          420,000
Nebraska                      4            156                            138            9,332,000          955,000
New Jersey                    1             39                            144            2,925,000          291,000
New Mexico           2                     236                             60            6,899,000          786,000
Ohio                          6            233                            142           15,116,000        1,472,000
Oklahoma                      6            221                            116           11,203,000        1,100,000
Oregon               1        3            212                            115            9,318,000          969,000
Tennessee            2                     224                            125            5,550,000          566,000
Texas               10       13          2,104            3,150,000        93           60,826,000        6,578,000
Virginia             3                     443                             93           11,013,000        1,242,000
Washington           2        8            497           10,677,000       182           24,959,000        2,484,000
---------------------------------------------------------------------------------------------------------------------------
TOTAL               57       57          9,433          $70,401,000(1)                $318,870,000(2)   $34,357,000
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

---------------
1. The amounts comprising the $70,401,000 of encumbrances include: i) $56,785,000 of non-recourse mortgages payable by the Company secured by 23 skilled nursing facilities containing a total of 2,808 beds, ii) $8,065,000 of tax-exempt bonds secured by 5 assisted living facilities in Washington with 184 units, and iii) $5,551,000 of capital lease obligations on 4 assisted living facilities in Kansas with 134 units.

2. Of the total purchase price, $191,897,000 relates to investments in 57 SNFs with 7,228 beds and $126,973,000 relates to investments in 57 ALFs with 2,205 units.

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

         MORTGAGE LOANS. At December 31, 1997, the Company had 103 mortgage loans secured by first mortgages on 101 skilled nursing facilities with a total of 11,766 beds and 20 assisted living residences with 1,076 units located in 25 states. The mortgage loans have current interest rates ranging from 9.00% to 14.32% generally have 25-year amortization schedules, have balloon payments due from 1998 to 2018 and provide for certain facility fees. Almost all of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 12.5 basis points.

         The following table sets forth certain information regarding the Company's mortgage loans as of December 31, 1997:

                                                                Average
                            No. of     No. of                  Number of
                 No. of      ALFs       Beds       Interest    Months to    Face Amount of   Current Amount of    Current Annual
  Location        SNFs      /Units     /Units       Rate %     Maturity    Mortgage Loans     Mortgage Loans     Debt Service (1)
----------------------------------------------------------------------------------------------------------------------------------
Alabama             1                     142     11.28%            88       $ 4,100,000        $ 4,029,000         $  461,000
Arizona             2        1            479     10.71-11.80%      75        10,650,000         10,527,000          1,169,000
Arkansas            2                     274     10.13-10.33%     159         3,400,000          3,303,000            340,000
California         14                   1,732      9.05-13.30%     140        28,621,000         28,195,000          2,867,000
Colorado            6        2            695     10.13-12.22%     107        16,585,000         14,379,000          1,587,000
Florida            10        6          1,687      9.28-11.95%     111        54,882,000         48,463,000          5,234,000
Georgia             5        2            697      9.88-11.28%     105        17,900,000         17,767,000          1,951,000
Illinois            2                     322      9.86-11.20%      94         6,200,000          6,162,000            626,000
Iowa                6                     650     11.05-11.85%     151        12,100,000         11,993,000          1,363,000
Kansas              1                      77     12.00%            96         1,200,000          1,186,000            144,000
Louisiana           1                     127     11.02%           227         1,600,000          1,581,000            177,000
Mississippi         3                     400     10.32%           105        11,250,000         11,197,000          1,172,000
Missouri            2                     274      9.35-11.00%      77         4,301,000          4,425,000            468,000
Montana             2                     163     11.22%           113         5,600,000          5,579,000            626,000
Nebraska            2        1            236      9.00-14.32%      94         6,100,000          6,032,000            664,000
Nevada              1                     100     10.50%           151         1,200,000          1,152,000            121,000
North Carolina      2        5            411     10.00-10.80%     110        15,811,000          7,354,000            774,000
Ohio                1                     150     10.29%            99         5,200,000          5,131,000            535,000
Oklahoma            1                     161     11.03%           162         1,300,000          1,272,000            140,000
Oregon              2                     161      9.86%           102         1,610,000          1,601,000            158,000
South Carolina      5        3            637     10.50-11.90%     114        18,223,000         13,080,000          1,549,000
Tennessee           6                     566      9.05-11.38%     140        17,936,000         16,834,000          1,832,000
Texas              19                   2,276      9.55-11.70%     160        27,765,000         27,236,000          2,891,000
Washington          4                     310     11.25-11.80%     156         4,500,000          4,437,000            511,000
Wisconsin           1                     115     11.00%           230         2,200,000          2,179,000            243,000
----------------------------------------------------------------------------------------------------------------------------------
TOTAL             101       20         12,842                               $280,234,000       $255,094,000(2)     $27,603,000
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

---------------
(1) Includes principal and interest payments.

(2) Of the total current principal balance, $227,674,000 and $27,420,000 relates to investments in SNFs and ALFs, respectively.

         In general, the Company's mortgage loans may not be prepaid except in the event of the sale of the collateral facility to a third party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one facility upon a sale of one or more, but not all, of the collateral facilities to a third party which is not an affiliate of the borrower. The Company's mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the facility under pre-existing purchase option, destruction or condemnation, or other circumstances as approved by the Company. On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year. For other loans, the prepayment premium is based on a yield maintenance formula. In addition to a lien on the mortgaged property, the loans are generally secured by certain non-real estate assets of the facilities and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross-default and cross-collateralization features and certain guarantees.

         REMIC CERTIFICATES. At December 31, 1997, the estimated fair value of the Company's REMIC Certificate investments was $87,811,000 ($81,365,000, at amortized cost). The REMIC Certificates retained by the Company are subordinate in rank and right of payment to the Certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. Management believes it employs conservative underwriting policies and to date there have been no credit losses on any of the mortgages underlying the Certificates nor are any credit losses currently anticipated. The REMIC Certificates are collateralized by three pools consisting of 81 first mortgage loans secured by 139 skilled nursing facilities with a total of 15,276 beds in 23 states. Each mortgage loan, all of which were originated by the Company, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property (a "Mortgaged Property"). The $266,615,000 current principal amount of mortgage loans represented by the REMIC Certificates have a weighted average interest rate of approximately 11.29%, and scheduled maturities ranging from 1999 to 2015.

         The following table sets forth certain information regarding the three pools of mortgage loans securing the REMIC Certificates as of December 31, 1997:


                                                               Original Principal        Current Principal
                        Number of         Number of            Amount of Remaining      Amount of Remaining      Current Annual
      Location         Facilities           Beds                  Mortgage Loans          Mortgage Loans(1)       Debt Service
----------------------------------------------------------------------------------------------------------------------------------
Alabama                       8             1,069                $  18,426,000           $    17,951,000          $  2,138,000
Arizona                       5               955                   26,018,000                25,470,000             2,623,000
California                   15             1,613                   25,755,000                23,526,000             2,740,000
Connecticut                   4               499                   10,656,000                10,394,000             1,218,000
Florida                       3               330                   13,160,000                12,747,000             1,411,000
Georgia                      10             1,078                   20,822,000                20,409,000             2,352,000
Illinois                      6               679                   12,426,000                12,045,000             1,392,000
Iowa                         10               750                   13,531,000                13,688,000             1,401,000
Kansas                        1                66                    1,200,000                 1,182,000               132,000
Kentucky                      1                67                      726,000                   707,000                85,000
Michigan                      3               444                    6,800,000                 6,628,000               765,000
Mississippi                   1               120                    2,800,000                 2,753,000               314,000
Missouri                      5               545                    9,489,000                 9,240,000             1,109,000
Montana                       5               658                   14,278,000                13,956,000             1,421,000
Nebraska                      4               378                    6,614,000                 6,440,000               734,000
New Mexico                    5               350                    9,007,000                 8,597,000               968,000
North Carolina                2               256                    5,350,000                 5,148,000               582,000
Ohio                          3               243                    7,000,000                 6,624,000               705,000
Oklahoma                      1               112                    1,300,000                 1,241,000               146,000
S. Dakota                     1                50                      585,000                   571,000                61,000
Tennessee                     4               297                    6,952,000                 6,832,000               775,000
Texas                        38             4,428                   58,280,000                55,992,000             6,512,000
Washington                    4               289                    4,583,000                 4,474,000               519,000
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                       139            15,276                 $275,758,000              $266,615,000           $30,103,000
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

---------------
(1) Included in the balances of the mortgages underlying the REMIC Certificates are $56,785,000 of non-recourse mortgages payable by the Company. These mortgages were originated by the Company and were transferred to the REMIC. Subsequently, the properties securing the mortgages were acquired by the Company in unrelated transactions, subject to the related mortgage debt. The properties and the mortgage debt are reflected in the Company's balance sheet.

         Such mortgage loans generally have 25-year amortization schedules with balloon payments due from 1999 to 2015, unless prepaid prior thereto. Contractual principal and interest distributions with respect to the $81,365,000 amortized cost basis of REMIC Certificates (excluding unrealized gains on changes in estimated fair value of $6,446,000) retained by the Company are subordinated to distributions of interest and principal with respect to the $191,815,000 of REMIC Certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur, contractual principal reductions on the REMIC Certificates retained by the Company will commence in August 2004 with final maturity in April 2015. Distributions on any of the REMIC Certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC Certificates, including the exercise of certain purchase options under existing facility leases or the sale of the Mortgaged Properties. Each of the mortgage loans securing the REMIC Certificates contain similar prepayment and certain security provisions with respect to the Company's mortgage loans.

         As part of the REMIC transactions discussed above, the Company serves as the sub-servicer and, in such capacity, is responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the REMIC Certificates. The Company receives monthly fees equal to a fixed percentage of the then outstanding mortgage loans in the REMIC which, in management's opinion, represent currently prevailing terms for similar transactions. Because the fees received for such servicing result in only adequate compensation after considering the costs to service the loans, the Company does not recognize a separate asset for servicing rights. In addition, the Company will act as the special servicer to restructure any mortgage loans in the REMIC that default.

         At December 31, 1997, the REMIC Certificates held by the Company have an effective interest rate of approximately 16.7% based on the expected future cash flows with no unscheduled prepayments.

MAJOR OPERATORS

         As of December 31, 1997, Retirement Care Associates, Inc. ("RCA"), Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc. ("Sun") and ALC operated, on a combined basis, 118 facilities representing 39.5% ($309.5 million) of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). At December 31, 1997, RCA, IHS, Sun and ALC operated 40, 16, 26 and 36, facilities, respectively, representing approximately 14.1% ($110.2 million), 7.3% ($57.5 million), 7.2% ($56.5 million) and 10.9% ($85.3 million), respectively, of the Company's adjusted gross portfolio. If the proposed merger between Sun and RCA is completed, the combined entity will own 66 facilities representing 21.3% ($166.7 million) of the Company's adjusted gross portfolio. RCA, IHS, Sun and ALC are publicly traded companies, and other information regarding these operators is on file with the Securities and Exchange Commission. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by any of such operators, or any other major operator of the Company, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with the Company or its borrowers as it expires.

Item 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS


             Name                 Age             Position
------------------------------   ----             --------
Andre C. Dimitriadis              57     Chairman, Chief Executive Officer and Director
James J. Pieczynski               35     President, Chief Financial Officer, and Director
Pamela J. Privett                 40     Senior Vice President and General Counsel
Christopher T. Ishikawa           34     Senior Vice President and Chief Investment Officer

         Mr. Dimitriadis founded the Company in 1992 and was employed by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies, from October 1989 to May 1992, where he served as Executive Vice President and Chief Financial Officer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from 1985 to 1989, where he served as Executive Vice President - Finance, Chief Financial Officer and Director. Mr. Dimitriadis is a member of the board of Magellan Health Services.

         Mr. Pieczynski has served as President and Director since September 8, 1997 and Chief Financial Officer of the Company since May 1994. From May 1994 to September 1997, he also served as Senior Vice President of the Company. He joined the Company in December 1993 as Vice President and Treasurer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from May 1990 to December 1993, where he served as Assistant Controller and Director of Development.

         Ms. Privett has held the position of Senior Vice President and General Counsel of the Company since September 8, 1997. Prior to that, Ms. Privett was the sole owner, officer and director of Pamela J. Privett, A Professional Law Corporation, which served as outside General Counsel to the Company beginning in August 1994. Ms. Privett was a shareholder in the Santa Monica, California law firm of Stern, Neubauer, Greenwald & Pauly. Ms. Privett began her legal career in 1985 at the Washington, D.C. office of Casson, Calligaro & Mutryn, a health care law boutique and she remained with the Casson firm until joining Stern, Neubauer, Greenwald & Pauly in 1990.

         Mr. Ishikawa has served as Senior Vice President and Chief Investment Officer since September 8, 1997. Prior to that, he served as the Vice President and Treasurer of the Company since April 1995. Prior to joining the Company, he was employed by MetroBank from December 1991 to March 1995, where he served as First Vice President and Controller. From December 1989 to November 1991, he was employed by Mercantile National Bank where he served as Assistant Treasurer.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

a. The Company's common stock is listed on the New York Stock Exchange. Set forth below are the high and low reported sale prices for the Company's common stock as reported on the New York Stock Exchange.

                            PRICE PER SHARE
                          HIGH           LOW
                          ----           ---
1997
   First Quarter          $18.625       $16.625
   Second Quarter          18.25         16.125
   Third Quarter           19.3125       18.00
   Fourth Quarter          21.50         18.8125

1996
   First Quarter          $17.125       $14.875
   Second Quarter          16.625        15.125
   Third Quarter           17.250        15.875
   Fourth Quarter          18.875        16.250

(b) As of December 31, 1997, there were approximately 875 stockholders of record of the Company's common stock.

(c) The Company has declared total cash distributions for 1997 and 1996 as set forth below:


                                             DISTRIBUTIONS DECLARED
                                                   PER SHARE
                                             ----------------------
1997
   Quarter ended March 31                           $  .34
   Quarter ended June 30                              .365
   Quarter ended September 30                         .365
   Quarter ended December 31                          .365
                                                    ------
                                                    $1.435
                                                    ------
1996
   Quarter ended March 31                           $ .315
   Quarter ended June 30                               .34
   Quarter ended September 30                          .34
   Quarter ended December 31                           .34
                                                    ------
                                                    $1.335
                                                    ------

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

 ITEM 6. SELECTED FINANCIAL INFORMATION

         The following table of selected financial information should be read in conjunction with the Company's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1997          1996          1995         1994           1993
                                                       --------       ---------     ----------    ---------     ---------
OPERATING INFORMATION:
Revenues                                               $ 73,434       $ 54,930      $ 35,569       $ 27,641      $ 15,847
Expenses:
   Interest expense                                      23,795         20,604         9,407          6,563         6,400
   Depreciation and  amortization                         9,132          6,298         3,072          1,781           799
   Amortization of founders' stock                           31            114           221            372           481
   Provision for loan losses                                  -              -             -            550           372
   Minority interest                                      1,205            898            57              -             -
   Operating and other expenses                           4,393          4,479         2,772          3,037           948
                                                        -------       --------      --------       --------      --------
      Total expenses
                                                         38,556         32,393        15,529         12,303         9,000
                                                        -------       --------      --------       --------      --------
Other income (loss)
                                                            885          6,173        (1,656)           667             -
                                                        -------       --------      --------       --------      --------
Income before cumulative effect of change in             35,763         28,710        18,384         16,005         6,847
   accounting
Cumulative effect of accounting change                        -              -                        1,205             -
                                                        -------       --------      --------       --------      --------
Net income                                               35,763         28,710        18,384         17,210         6,847
Preferred dividends                                      (6,075)             -             -              -             -
                                                        -------       --------      --------       --------      --------
Net income available to common stockholders             $29,688        $28,710       $18,384        $17,210        $6,847
                                                        -------       --------      --------       --------      --------
                                                        -------       --------      --------       --------      --------

PER SHARE INFORMATION:
Basic net income before cumulative effect of
   accounting change                                    $  1.26        $  1.51       $  1.02        $  1.05        $ 0.76
Cumulative effect of change in method
   of accounting for REMIC Certificates                       -              -             -           0.08             -
                                                        -------        -------       -------        -------        ------
Basic net income                                        $  1.26        $  1.51       $  1.02        $  1.13        $ 0.76
                                                        -------        -------       -------        -------        ------
Diluted net income                                      $  1.25        $  1.44       $  1.01        $  1.11        $ 0.75
                                                        -------        -------       -------        -------        ------
Distributions declared (1)                              $ 1.435        $ 1.335       $  1.21        $  1.10        $ 1.02
                                                        -------        -------       -------        -------        ------
                                                        -------        -------       -------        -------        ------

BALANCE SHEET INFORMATION:
Real estate investments, net                           $640,733       $488,134      $340,441       $220,025      $147,269
Total assets                                            656,664        500,538       357,378        241,241       154,303
Total debt                                              249,724        283,472       174,083         55,835        61,804
Total liabilities                                       259,378        299,207       185,458         66,148        69,156
Minority interest                                        11,159         10,528         1,098              -             -
Total stockholders' equity                              386,127        190,803       170,822        175,093        85,147

OTHER INFORMATION:
Cash flows from operating activities                  $  43,230         33,789        24,197         19,242         8,863
Cash flows (used in) investing activities              (150,800)       (90,317)     (111,422)       (73,546)      (52,706)
Cash flows provided by (used in)
   financing activities                                 109,396          58,242        74,393         65,465        (2,817)

(1)  Distributions may exceed current or accumulated net income.

         In March 1995, NAREIT adopted the following definition of Funds From Operations ("FFO"): net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest. In addition, the Company excludes any unrealized gains or losses resulting from temporary changes in the estimated fair value of its REMIC Certificates in the computation of FFO. The Company implemented this new definition of FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. For the year ended December 31, 1997, FFO was $38,735,000 ($1.57 per diluted share) representing net income available to common shareholders of $29,688,000 ($1.44 per diluted share) plus depreciation on real estate investments of $9,104,000 less unrealized gain on its REMIC Certificate investments of $57,000. For the year ended December 31, 1996, FFO was $28,793,000 representing net income of $28,710,000 plus depreciation on real estate investments of $6,256,000, less unrealized gains on its REMIC Certificate investments of $6,173,000.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1996

         Revenues for the year ended December 31, 1997 increased by $18,504,000 or 34% to $73,434,000 from $54,930,000. The increase in revenues resulted primarily from increased rental income of $10,273,000 and increased mortgage interest income of $8,444,000. Rental income increased $5,932,000 as a result of property acquisitions of $118,564,000 during 1997 and $4,530,000 as a result of a full year's rental revenue from facilities acquired during 1996. Same-store rental income increased $275,000 due to contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income was a decrease of $464,000 related to the sale of properties. The increase in mortgage interest income resulted from the higher mortgage investment base in 1997 as compared to 1996.

         Total expenses for the year ended December 31, 1997, were 53% of total revenues versus 59% for 1996. The decrease is due in large part to a reduction in interest expense as a percentage of total revenues. The reduction in interest expense is the result of the conversion of approximately $44,005,000 of convertible subordinated debentures into common stock, lower interest rates and the utilization of equity to fund financing activities during 1997. Depreciation expense decreased slightly to 30% of rental income in 1997 compared to 31% of rental income in 1996. Minority interest expense increased due to the inclusion of a full years expense for the six partnerships formed during 1996.

         During 1997, the estimated fair value of REMIC Certificates increased $57,000 compared to an increase of $6,173,000 in 1996 resulting in a significant decrease in other income. Also decreasing other income were charges of $1,120,000 recognized in connection with the accelerated vesting of 64,000 shares of restricted common stock and a non-cash impairment charge of $1,866,000. Partially offsetting these decreases in other income were gains of $1,015,000 on the sale of the Company's investment in Home and Community Care, Inc. and $2,799,000 on the sale of real estate investments.

         During 1997, the Company declared dividends of $5,913,000 on its Series A Cumulative Preferred Stock issued in March 1997 and a partial dividend of $162,000 on its Series B Cumulative Preferred Stock issued in December 1997.

         As a result of the changes in revenues and expenses discussed above, net income available to common shareholders increased $978,000 to $29,688,000 in 1997 from $28,710,000 in 1996.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1995

         Revenues for the year ended December 31, 1996 increased $19,361,000 or 54% to $54,930,000 from $35,569,000. The increase in revenues resulted from increased rental income of $10,594,000, increased mortgage interest income of $4,382,000 and increased interest income from REMIC Certificates of $3,480,000. Rental income increased $7,375,000 as a result of $113,858,000 of property acquisitions made in 1996 and by $3,011,000 as a result of a full year's effect on rental revenue of facilities acquired during 1995. Rental revenue also increased by $109,000 due to contingent rents received from certain facilities based on increases in the facilities' incremental operating revenues (as defined in the respective leases). Same-store rental income increased $99,000 as a result of additional rents received in 1996 on facilities that are subject to rental increases tied to increases in Consumer Price Indices (CPI). The increase in mortgage interest income resulted from the higher overall mortgage investment base in 1996 as compared to the 1995 investment base. Interest from REMIC Certificates increased as a result of the third securitization transaction that closed in March 1996. The remaining increase in income of $905,000 was primarily due to penalties the Company received in 1996 from prepayments of one mortgage loan and eight loans underlying the REMIC Certificates held by the Company.

         Total expenses for the year ended December 31, 1996 were 59% of total revenues versus 44% in 1995. The significant increase was primarily due to financing activities in the latter part of 1995 and 1996 that utilized more debt than equity. During 1996, $60,000,000 in convertible debentures was issued (of which $18,813,000 converted into common stock prior to December 31, 1996) and bank borrowings and mortgage financing increased by $30,930,000 and $37,498,000, respectively. As a result, interest expense increased approximately $11,197,000. Investments funded with these borrowings generally resulted in lower spreads as a result of market interest rate pressures when compared to investments made in prior years. Depreciation and amortization expense remained flat at 31% of rental income. The increase in minority interest expense was primarily the result of the formation six partnerships in 1996. Operating and other expenses increased primarily due to higher salaries and bonuses paid to existing staff during 1996.

         During 1996, the Company recognized an unrealized holding gain on the change in estimated fair value of the REMIC Certificates of $6,173,000 compared to a loss on the change in estimated fair value of $1,656,000 during 1995. The increase in estimated fair value resulted from the completion of a third securitization transaction in March 1996. The estimated fair value of the Company's investment in REMIC Certificates was $6,389,000 greater than their unamortized cost basis as of December 31, 1996.

         As a result of the foregoing, net income for the year ended December 31, 1996 increased $10,326,000 over the same period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had investments in 274 skilled nursing facilities with a total of 31,462 beds and 77 assisted living residences with a total of 3,281 units in 34 states. The Company's real estate investment portfolio consisted of approximately $318,870,000 (before accumulated depreciation of $20,042,000) invested in long-term care facilities owned by the Company and leased to operators, $255,094,000 (excluding allowance for doubtful accounts of $1,000,000) invested in mortgage loans and $87,811,000 invested in REMIC Certificates at estimated fair value ($81,365,000 at unamortized cost basis).

         During 1997, the Company completed net investments totaling approximately $183,851,000. These investments consisted of the purchase of 40 long-term care facilities for approximately $90,874,000 and the origination of mortgage loans of $92,977,000 net of the sale of 12 properties sold back to Assisted Living Concepts for $27,690,000 and the repayment of mortgage loans originated in 1997 of $14,510,000. The Company financed its investments through equity offerings with total net proceeds of $156,665,000, the sale of a portion of its rated subordinated REMIC Certificates for proceeds of $11,811,000, additional borrowings and cash from operations. During 1997, the Company completed several public stock offerings whereby 2,000,000 shares of common stock were issued for net proceeds of $35,065,000 and 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 shares of 9.0% Series B Cumulative Preferred Stock were issued for total net proceeds of $121,600,000.

         In September 1995, the Company entered into a seven year forward interest rate swap agreement that has been extended and is scheduled to be settled on June 30, 1998. Under this agreement, the Company is credited interest semi-annually at the six month LIBOR and incurs interest semi-annually at a fixed rate of 6.655% on a notional amount of $60,000,000. In August 1997, the Company entered into a Treasury lock agreement that has been extended and is scheduled to be settled by April 30, 1998. Under this agreement, the Company locked into a rate of 6.484% on the seven year Treasury Note Rate on a notional amount of $65,000,000. Upon settlement of the Treasury lock agreement the Company will either receive or make a payment based on the change in the seven year Treasury Note Rate. The interest rate swap and the Treasury lock agreements are accounted for as hedges and were entered into to minimize the Company's exposure to interest rate risk on mortgage loans that the Company intends to transfer to a REMIC trust. The fair value of mortgage loans may vary with changes in interest rates.

         Notional amounts do not represent amounts exchanged with other parties and thus are not a measure of the Company's exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

         During 1997, the Company replaced its existing credit facilities with a $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.375%. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth. As of December 31, 1997, the Company had $87,500,000 in borrowings outstanding under its Revolving Credit Facility.

         Subsequent to December 31, 1997, the Company acquired six skilled nursing facilities and three assisted living residences for approximately $31,000,000. Five of the skilled nursing facilities were purchased subject to mortgage loans of approximately $7,000,000. As of March 20, 1998, the Company had outstanding commitments aggregating approximately $242,250,000. Of the outstanding commitments, $50,000,000 expire in 1999 and $50,000,000 expire in 2000.

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

         The Company's investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company's costs of financing its operations and the fair market value of its financial assets. The Company generally makes loans which have predetermined increases in interest rates and leases which have agreed upon annual increases. Inasmuch as the Company initially funds its investments with its Revolving Credit Facility, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase between the time the Company originates the investment and the time it securitizes the loans or replaces the short-term variable rate borrowings with a fixed rate financing. To help reduce the negative impact of changes in interest rates, the

Company partially hedges, or locks in, its net interest rate spread on its investments with interest rate swaps, as previously described.

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

         The Company believes that its current cash flow from operations available for distribution or reinvestment, its borrowing capacity, the pending REMIC transaction and the Company's ability to access the capital markets are sufficient to provide for payment of its operating costs, fund investments and provide funds for distribution to its stockholders. In addition to its borrowing capacity, the Company is considering various other proposals for additional long-term financing to meet the needs of the Company.

YEAR 2000

         The Company has evaluated its internal software and hardware and believes the existing systems will function properly with respect to dates in the year 2000 and beyond. The Company is currently assessing the extent to which its operations are vulnerable should its borrowers, tenants or other parties with which the Company conducts business fail to ensure their computer systems are year 2000 compliant. The Company believes the year 2000 issue will not have a material adverse effect upon the Company's financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Report of Independent Auditors........................................  30

Consolidated Balance Sheets as of December 31, 1997 and 1996..........  31

Consolidated Statements of Income for the years ended
   December 31, 1997, 1996 and 1995...................................  32

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.............................  33

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995...................................  34

Notes to Consolidated Financial Statements............................  35

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
LTC Properties, Inc.

         We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                              /s/ ERNST & YOUNG LLP



Los Angeles, California
January 20, 1998, except Note 11, as to
which the date is March 20, 1998

                             LTC PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                          1997            1996
                                                                                       ---------       ---------
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
     amortization: 1997 - $20,042; 1996 - $11,640                                      $ 282,582        $199,591
Land                                                                                      16,246          12,347
Mortgage loans receivable held for sale, net of allowance for doubtful accounts:
     1997 - $1,000; 1996 - $1,000                                                        254,094         177,262
REMIC Certificates at estimated fair value                                                87,811          98,934
                                                                                       ---------        --------
     Real estate investments, net                                                        640,733         488,134
Other Assets:
  Cash and cash equivalents                                                                4,974           3,148
  Debt issue costs, net                                                                    3,733           4,150
  Interest receivable                                                                      3,862           2,817
  Prepaid expenses and other assets                                                        3,362           2,289
                                                                                       ---------        --------
                                                                                          15,931          12,404
                                                                                       ---------        --------
     Total assets                                                                      $ 656,664        $500,538
                                                                                       ---------        --------
                                                                                       ---------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                                    $  91,823        $135,828
Bank borrowings                                                                           87,500          79,400
Mortgage loans payable                                                                    56,785          54,205
Bonds payable and capital lease obligations                                               13,616          14,039
Accrued interest                                                                           4,453           6,015
Accrued expenses and other liabilities                                                     4,429           3,041
Distributions payable                                                                        772           6,679
                                                                                       ---------        --------
     Total liabilities                                                                   259,378         299,207

Minority interest                                                                         11,159          10,528

Commitments                                                                                    -               -
Stockholders' equity:
Preferred stock $0.01 par value; 10,000,000
     shares authorized;  shares issued and outstanding:
     1997 - 5,080,000; 1996 - none                                                       127,000               -
Common stock $0.01 par value; 40,000,000
     shares authorized; shares issued and outstanding:
     1997 - 25,025,003; 1996 - 19,484,208                                                    250             195
Capital in excess of par value                                                           277,732         195,297
Cumulative net income                                                                    107,677          71,914
Notes receivable from stockholders                                                        (9,429)              -
Cumulative distributions                                                                (117,103)        (76,603)
                                                                                       ---------        --------
     Total stockholders' equity                                                          386,127         190,803
                                                                                       ---------        --------
     Total liabilities and stockholders' equity                                        $ 656,664        $500,538
                                                                                       ---------        --------
                                                                                       ---------        --------

                             See accompanying notes

                              LTC PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                                       YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                              1997             1996              1995
                                                            -------         ----------        ----------
Revenues:
  Rental income                                             $30,802           $20,529           $ 9,935
  Interest income from mortgage loans                        25,942            17,498            13,116
  Interest income from REMIC Certificates                    14,189            14,383            10,903
  Interest and other income                                   2,501             2,520             1,615
                                                            -------           -------           -------
          Total revenues                                     73,434            54,930            35,569
                                                            -------           -------           -------
Expenses:
  Interest expense                                           23,795            20,604             9,407
  Depreciation and amortization                               9,132             6,298             3,072
  Amortization of Founders' stock                                31               114               221
  Minority interest                                           1,205               898                57
  Operating and other expenses                                4,393             4,479             2,772
                                                            -------           -------           -------
          Total expenses                                     38,556            32,393            15,529
                                                            -------           -------           -------
Other income /(loss):
  Unrealized holding gain/(loss) on changes in
    estimated fair value of REMIC Certificates                   57             6,173            (1,656)
  Other income, net                                             828                --                --
                                                            -------           -------           -------
         Total other income, net                                885             6,173            (1,656)
                                                            -------           -------           -------
Net income                                                   35,763            28,710            18,384

Preferred dividends                                           6,075                --                --
                                                            -------           -------           -------
Net income available to common stockholders                 $29,688           $28,710           $18,384
                                                            -------           -------           -------
                                                            -------           -------           -------
Net Income Per Common Share:
  Basic net income per common share                           $1.26             $1.51             $1.02
                                                            -------           -------           -------
                                                            -------           -------           -------
  Diluted net income per common share                         $1.25             $1.44             $1.01
                                                            -------           -------           -------
                                                            -------           -------           -------

                             See accompanying notes

                                            LTC PROPERTIES, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (In thousands, except per share amounts)

                                            SHARES                                                         NOTES
                                      ------------------                     CAPITAL IN                 RECEIVABLE
                                     PREFERRED   COMMON  PREFERRED  COMMON   EXCESS OF    CUMULATIVE       FROM        CUMULATIVE
                                       STOCK      STOCK    STOCK     STOCK   PAR VALUE    NET INCOME   STOCKHOLDERS   DISTRIBUTIONS
                                     ---------  -------  ---------  ------   ----------   ----------   ------------   -------------
Balance December 31, 1994                   -    17,658   $      -    $177     $179,235     $ 24,820      $      -         $(29,139)
Amortization of Founders' stock             -         -          -       -          221            -             -                -
Exercise of stock options                   -         2          -       -           24            -             -                -
Conversion of debentures                    -     1,936          -      19       18,924            -             -                -
Repurchase of common stock                  -    (1,299)         -     (13)     (18,076)           -             -                -
Repurchase of warrants                      -         -          -       -       (1,875)           -             -                -
Net income                                  -         -          -       -            -       18,384             -                -
Common stock distributions                  -         -          -       -            -            -             -          (21,879)
                                        -----    ------   --------    ----     --------     --------       -------        ---------
Balance December 31, 1995                        18,297                183      178,453       43,204             -          (51,018)
                                        -----    ------   --------    ----     --------     --------       -------        ---------
Amortization of Founders' stock             -         -          -       -          114            -             -                -
Exercise of stock options                   -         3          -       -           39            -             -                -
Conversion of debentures                    -     1,304          -      13       18,521            -             -                -
Repurchase of common stock                  -      (120)         -      (1)      (1,830)           -             -                -
Net income                                  -         -          -       -            -       28,710             -                -
Common stock distributions                  -         -          -       -            -            -             -          (25,585)
                                        -----    ------   --------    ----     --------     --------       -------        ---------
Balance December 31, 1996                   -    19,484          -     195      195,297       71,914             -          (76,603)
                                        -----    ------   --------    ----     --------     --------       -------        ---------
Amortization of Founders' stock             -         -          -       -           31            -             -                -
Issuance of Series A
   Preferred Stock                      3,080         -     77,000               (3,200)           -             -                -
Issuance of Series B
   Preferred Stock                      2,000         -     50,000       -       (2,200)           -             -                -
Issuance of common stock                    -     2,000          -      20       35,045            -             -                -
Exercise of stock options                   -       718          -       7        8,205            -        (9,862)               -
Payments on stockholder
   notes receivable                         -         -          -       -            -            -           433                -
Vesting of restricted
   stock grants                             -        91          -       1        1,639            -             -                -
Conversion of debentures                    -     2,732          -      27       42,915            -             -                -
Net income                                  -         -          -       -            -       35,763             -                -
Preferred stock dividends                   -         -          -       -            -            -             -           (6,075)
Common stock distributions                  -         -          -       -            -            -             -          (34,425)
                                        -----    ------   --------    ----     --------     --------       -------        ---------
Balance December 31, 1997               5,080    25,025   $127,000    $250     $277,732     $107,677       $(9,429)       $(117,103)
                                        -----    ------   --------    ----     --------     --------       -------        ---------
                                        -----    ------   --------    ----     --------     --------       -------        ---------


                             See accompanying notes

                              LTC PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                              1997              1996              1995
                                                           ---------         ----------       ----------
OPERATING ACTIVITIES:
  Net income                                               $  35,763         $  28,710        $  18,384
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                              9,163             6,412            3,293
    Unrealized holding (gain)/loss on
      changes in estimated fair value
      of REMIC Certificates                                      (57)           (6,173)           1,656
    Gain on sale of real estate investments                   (2,799)                -                -
    Gain on disposition of other assets                       (1,015)                -                -
    Expense related to vesting of                              1,120                 -                -
      restricted stock
    Non-cash impairment charge                                 1,866                 -                -
    Other non-cash charges                                     1,832             1,883            1,942
  (Increase) in interest receivable                           (1,204)             (875)            (741)
  (Increase) in prepaid, other assets and allowance           (1,249)              (99)            (285)
  Increase (decrease) in accrued interest                     (1,562)            2,819            1,224
  Increase (decrease) in accrued
   expenses and other liabilities                              1,372             1,112           (1,276)
                                                           ---------         ---------        ---------
     Net cash provided by operating activities                43,230            33,789           24,197
INVESTING ACTIVITIES:
  Investment in real estate mortgages                       (107,487)          (99,440)        (101,908)
  Acquisitions of real estate properties, net               (114,891)          (95,285)         (23,403)
  Sale of real estate properties, net                         29,004             7,589                -
  Proceeds from sale of REMIC Certificates, net               11,811            86,674           19,216
  Return of investment in unconsolidated affiliate             5,000                 -                -
  Proceeds from sale of investments, net                       1,015                 -                -
  Principal payments on real estate mortgages                 24,977             2,272            2,634
  Restricted cash                                                  -             8,300           (8,300)
  Other                                                         (229)             (427)             339
                                                           ---------         ---------        ---------
     Net cash used in investing activities                  (150,800)          (90,317)        (111,422)
FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debentures                 -            60,000           61,500
  Proceeds from issuance of common stock, net                 35,065                39                -
  Proceeds from issuance of preferred stock, net             121,600                 -                -
  Proceeds from issuance of bonds                                  -                 -            8,300
  Debt issue costs                                            (1,877)           (2,167)          (2,409)
  Repurchase of warrants                                           -                 -           (1,875)
  Distributions paid                                         (46,407)          (24,670)         (21,237)
  Bank borrowings                                            445,032           219,000          133,220
  Repayment of bank borrowings                              (436,932)         (188,070)         (84,750)
  Principal payments on mortgage loans,
    notes payable and capital lease obligations               (5,869)           (3,893)             (37)
  Repurchase of common stock                                       -            (1,831)         (18,089)
  Other                                                       (1,216)             (166)            (230)
                                                           ---------         ---------        ---------
     Net cash provided by financing activities               109,396            58,242           74,393
                                                           ---------         ---------        ---------
   Increase (decrease) in cash and cash equivalents            1,826             1,714          (12,832)
Cash and cash equivalents, beginning of year                   3,148             1,434           14,266
                                                           ---------         ---------        ---------
Cash and cash equivalents, end of year                     $   4,974         $   3,148        $   1,434
                                                           ---------         ---------        ---------
                                                           ---------         ---------        ---------
Supplemental disclosure of cash flow information:
        Interest paid                                      $  23,985         $  16,631        $   7,428

                             See accompanying notes

                              LTC PROPERTIES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.      THE COMPANY

         LTC Properties, Inc. (the "Company") was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. The Company, which is organized as a real estate investment trust ("REIT"), invests in long-term care facilities through mortgage loans, facility lease transactions and other investments.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods financial statements to conform to the current year presentation.

         USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with a maturity of three months or less and are stated at cost which approximates market.

         LAND, BUILDINGS AND IMPROVEMENTS. Land, buildings and improvements are recorded at cost. Effective January 1, 1996, the Company adopted SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". Accordingly, impairment losses are recorded when events or changes in circumstances indicate the carrying amount of an asset is greater than its fair value. Undiscounted cash flows are used to determine the fair value of an asset. Management assesses the recoverability of the carrying value of its assets on a property by property basis. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets which range from 7 years for equipment to 40 years for buildings.

         MORTGAGE LOANS RECEIVABLE. The Company maintains a long-term investment interest in its mortgages either through the direct retention of mortgages or through the retention of REMIC Certificates originated in the Company's securitizations. The Company may, from time-to-time, securitize a portion of its mortgage loan portfolio in transactions accounted for as sales, when a securitization provides the Company with the best available form of raising capital to make additional long-term investments. Historically, the Company has sold its mortgages solely in connection with its REMIC securitizations and does not anticipate selling any of its mortgages other than in the course of completing future securitizations. However, because portions of the Company's mortgage loan portfolio are anticipated to be securitized in the future, the Company is required to account for them under the provisions of SFAS No. 65, "ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES". SFAS No. 65 requires classification of the mortgage loans receivable as held for sale and that they be accounted for at the lower of cost-or-market.

         In accordance with SFAS No. 65, mortgages that have not yet been securitized are uncommitted mortgages until they have been accepted for securitization by two independent rating agencies. In determining the estimated market value for uncommitted mortgages, the Company considers estimated prices and yields, which are based in part on a spread over the applicable U.S.

                              LTC PROPERTIES, INC.

Treasury Note Rate, sought by qualified institutional buyers of the REMIC Certificates originated in the Company's securitizations. As of December 31, 1997, the estimated market value of Company's mortgage loan investments, all which are considered uncommitted mortgages, exceeded their amortized cost. The Company determines the lower of cost or market of its mortgage loans on an aggregate basis. To the extent that the aggregate cost basis exceeds the aggregate market value, a valuation allowance is established with the resulting amount included in the determination of net income. Changes in the valuation allowance are included in current period earnings.

         INVESTMENTS IN REMIC CERTIFICATES. REMIC Certificates are accounted for under the fair value provisions of SFAS No. 115. Significant judgment is used in estimating the REMIC Certificates' fair value since no ready market exists. Management considers factors which affect the REMIC Certificates' projected cash flows including, but not limited to, actual and estimated prepayments, projected credit losses, if any, on the underlying mortgages, as well as general economic and regulatory factors affecting the long-term care industry and prevailing market interest rate conditions. Since many of these factors are difficult to predict and are beyond the control of the Company's management, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company were forced to liquidate its investment in REMIC Certificates. Changes in the estimated fair value of REMIC Certificates are recorded as a separate component of earnings.

         MORTGAGE SERVICING RIGHTS. SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" requires the recognition of a separate asset for the right to service mortgage loans acquired through either the purchase or origination of mortgage loans. SFAS No. 125 requires that costs be allocated to servicing rights and the loans, based on their relative fair values. At December 31, 1997, the Company sub-services 81 mortgage loans that are collateral for previous securitization transactions for which the Company receives fees based on prevailing market rates for such services at the time of each REMIC transaction. The Company does not recognize a separate asset for servicing rights since the fees received for servicing result in only adequate compensation after considering the costs to service the loans and the resulting asset would be immaterial.

         The fair value of servicing rights for mortgage loans originated and retained by the Company are estimated based on the servicing fees for the mortgage loans the Company services in its REMIC securitizations. Since the fair value of such rights only sufficiently covers the cost of such servicing, no separate servicing asset is recognized since it would be immaterial. Therefore, the entire cost of originating the mortgage loans is allocated to the mortgages.

         INTEREST RATE CONTRACTS. The Company has entered into interest rate contracts to hedge certain firm commitments and certain mortgage loans that the Company intends to transfer to a REMIC trust. Firm commitments subject the Company to interest rate risk to the extent that debt or other fixed rate financing will be used to fund such investments. The Company may elect to hedge such financing thereby reducing its exposure to interest rate risk. Interest rate contracts are designated as hedges of mortgage loans when the significant characteristics and expected terms of a securitization transaction are identified and when it is probable that the securitization transaction will occur. These contracts are entered into in notional amounts that generally correspond to the principal amount of the securitization transaction. The market value of these contracts responds inversely to the market value changes of the underlying mortgage loans; therefore, the Company can effectively lock in its net interest margin on a

                            LTC PROPERTIES, INC.

securitization transaction at the time of the hedge transaction. Any gains or losses on the qualifying hedges deferred and are recognized upon the completion of the hedged transaction.

         REVENUE RECOGNITION. Interest income on mortgage loans and REMIC Certificates is recognized on the accrual basis using the effective interest method. The total amount of the base rent payments from operating leases is accrued as earned over the term of the lease. Contingent rental income, which is generated by a percentage of increased revenue over a specified base period revenue of the long-term care facilities, is recognized as earned.

         FEDERAL INCOME TAXES. No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust under Sections 856 through 869 of the Internal Revenue Code of 1986, as amended. As such, the Company may deduct distributions to its stockholders from its taxable income. At December 31, 1997, the reported amount of the Company's net assets and liabilities exceeds the tax bases by approximately $29,000,000.

         For Federal Tax purposes, depreciation is taken on the Company's owned properties based on the assets' tax basis (which is materially the same as GAAP book value) calculated, in general, at rate of 3.6%, using the straight-line method over a period of 27.5 years.

         Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statement purposes due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives and basis of assets.

         CONCENTRATION OF CREDIT RISKS. The Company's credit risks primarily relate to cash and cash equivalents, the investment in REMIC Certificates, mortgage loans receivable, facility leases and interest rate swaps. The Company's financial instruments, principally investments in REMIC Certificates and mortgage loans receivable, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. The Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management's periodic review of its portfolio.

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

                              LTC PROPERTIES, INC.

         Certain of the REMIC Certificates retained by the Company have designated certificate principal balances and a stated certificate interest "pass-through" rate. These REMIC Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. The Company also retains the interest-only certificates ("I/O Certificates"), which provide cash flow payments that result from the difference between the interest collected from the underlying mortgages and interest paid on the outstanding pass-through rate certificates. In addition to the risk from credit losses, the I/O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O Certificates, thus, reducing their effective yield. The I/O Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk.

         As of December 31, 1997, Retirement Care Associates, Inc. ("RCA"), Integrated Health Services, Inc. ("IHS"), Sun Healthcare Group, Inc. ("Sun") and Assisted Living Concepts, Inc. ("ALC") operated, on a combined basis, 118 facilities representing 39.5% ($309.5 million) of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). At December 31, 1997, RCA, IHS, Sun and ALC operated 40, 16, 26 and 36, facilities, respectively, representing approximately 14.1% ($110.2 million), 7.3% ($57.5 million), 7.2% ($56.5 million) and 10.9% ($85.3 million), respectively, of the Company's adjusted gross portfolio. If the proposed merger between Sun and RCA is completed, the combined entity will own 66 facilities representing 21.3% ($166.7 million) of the Company's adjusted gross portfolio. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by any of such operators, or any other major operator of the Company, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with the Company or its borrowers as it expires.

         NET INCOME PER SHARE. Effective December 31, 1997, the Company adopted SFAS No. 128, "EARNINGS PER SHARE" which replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated on the weighted average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents. Earnings per share amounts for all periods presented have been restated in conformity with the requirements of SFAS No. 128.

         SECURITIZATION TRANSACTIONS. SFAS No. 125 provides specific criteria for determining whether a transfer of assets is a sale or a secured borrowing. To qualify as a sale, the following conditions must be met: 1) the transferred assets must be isolated from the transferor, 2) the transferee obtains the right free of any conditional constraints to pledge or exchange the assets, or the transferee is a qualifying special purpose entity of which the holders of the beneficial interests have the right free of any conditional constraints to pledge or exchange those interests, and 3) the transferor does not maintain effective control over the transferred assets. Management believes the structure of its securitization transactions meets the sales accounting standards established by SFAS No. 125. To the extent that recent or future interpretations of SFAS No. 125 would require modification to the structure of the

                            LTC PROPERTIES, INC.

securitization transactions, the Company would make the necessary modifications to allow future securitizations to be accounted for as sales.

         Transfers of mortgage loans to a Real Estate Mortgage Investment Conduit ("REMIC"), a qualifying special-purpose entity, are accounted for in accordance with SFAS No. 125. Accordingly, the transfer of loans to the REMIC is accounted for as a sale and any gain or loss is recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with the underlying hedge. Subordinated certificates received by the Company are recorded at their fair value at the date of the transaction. The Company has no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of the Company for financial reporting purposes.

         STOCK-BASED COMPENSATION. The Company has elected to adopt the disclosure requirements of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" but will continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25.

         NEW ACCOUNTING PRONOUNCEMENTS. During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" which are effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 and SFAS No. 131 would not have a material impact on the Company's financial statements or related disclosures.

3.       SUPPLEMENTAL CASH FLOW INFORMATION


                                                                      1997        1996       1995
                                                                   ----------  ---------- ----------
Non-cash investing and financing transactions:
  Securitization of mortgage loans for REMIC Certificates            $     -     $80,962    $     -
  Issuance of mortgage loans payable for REMIC Certificates                -      31,525          -
  Conversion of debentures into common stock                          44,005      18,813     19,357
  Assumption of mortgage loans payable relating to
    acquisitions of real estate properties                             3,026       9,641     13,407
  Assumption of capital lease obligations                                  -           -      5,965
  Note payable for investment in unconsolidated affiliate              5,000           -          -
  Notes receivable related to exercise of stock options                9,862           -          -
  Conversion of mortgage loans into owned properties                   9,348           -          -
  Minority interest                                                      647       8,932      1,041


4.       REAL ESTATE INVESTMENTS

         As of December 31, 1997, the Company had investments in 351 properties located in 34 states. The properties include 274 skilled nursing facilities with a total of 31,462 beds and 77 assisted living residences with a total of 3,281 units.

         In 1997, the Company's Board of Directors authorized an increase in the Company's investment in assisted living residences from 20% to 30% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $87,811,000 investment in

                            LTC PROPERTIES, INC.

REMIC Certificates). In addition, the Board of Directors also authorized an increase in the Company's investment in properties operated by ALC to 20% of its adjusted gross real estate investment portfolio. At December 31, 1997, the Company had investments in assisted living residences and in properties operated by ALC of approximately $154,393,000 and $85,292,000, respectively or 19.7% and 10.9%, respectively, of the Company's adjusted gross real estate investment portfolio.

         OWNED PROPERTIES AND LEASE COMMITMENTS. During 1997, the Company acquired nine skilled nursing facilities with a total of 823 beds and 42 assisted living residences with a total of 1,619 units for $112,748,000. The Company also invested approximately $2,143,000 in the expansion of existing facilities.

         In November 1997, the Company agreed to enter into saleleaseback transactions with Assisted Living Concepts, inc. ("ALC") on 11 assisted living residences totaling $29,864,000. These transactions will be completed by the third quarter of 1998. In connection with the above agreement, the company sold 12 properties back to ALC for $27,690,000 and terminated a commitment of $13,070,000 that was scheduled to expire on December 31, 1997.

         During 1997, the Company evaluated three skilled nursing facilities located in Kansas for impairment and as a result recorded a non-cash impairment charge of $1,866,000. Impairment of these facilities is due to adverse changes in local market conditions resulting in current operating losses, anticipated future losses and inadequate cash flows. The impairment charge was determined based on undiscounted future cash flows of each facility and is included as a component of other income, net in the accompanying income statement. The Company leases its owned long-term facilities under operating leases generally with an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. Certain of the Company's leases provide for additional rent through participation in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to provide for the payment of all taxes, insurance, maintenance and other costs of the facilities by the lessee. Contingent rent income for the years ended December 31, 1997, 1996 and 1995 was immaterial.

         Depreciation expense on buildings and improvements, including facilities owned under capital leases, was $9,041,000, $6,214,000 and $2,996,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $34,305,000, $34,759,000, $33,762,000, $32,905,000, $33,274,000 and $142,256,000 for the years ending
December 31, 1998, 1999, 2000, 2001 and 2002 and thereafter.

         MORTGAGE LOANS. During 1997, the Company invested $107,487,000 in mortgage loans. Approximately $98,135,000 of these loans is permanent mortgage financing and is secured by, among other things, first mortgages on 33 skilled nursing facilities located in 11 states with a total of 3,642 beds and nine assisted living residences located in three states with a total of 396 units. The loans contain

                            LTC PROPERTIES, INC.

certain guarantees and individually range from $1,000,000 to $10,000,000 in principal amount, have initial interest rates ranging from 9.0% to 11.57%, have stated maturities of 10 to 20 years, generally have 25-year amortization schedules, and provide for certain facility fees. Most of the loans provide for an annual increase in the interest rate of 10 to 12.5 basis points. Of the total loans originated during 1997, loans totaling $14,510,000 and bearing interest at 10.14% were repaid during 1997. In addition, prepayments of approximately $8,888,000 on four loans originated prior to 1997 with original scheduled maturities ranging from 2000 to 2007 and scheduled principal payments totaling $1,579,000 were received. During 1997, the Company provided net funding of approximately $9,352,000 for construction of assisted living residences.

         At December 31, 1997, the Company had 89 permanent financing and 14 construction funding mortgage loans receivable secured by first mortgages on 101 skilled nursing facilities with 11,766 beds and 20 assisted living residences with 1,076 units. The mortgage loans, which have a carrying amount of approximately $254,094,000 at December 31, 1997, are reflected in the Company's financial statements net of $1,000,000 of loan loss reserves. The mortgage loans individually range from $286,000 to $11,203,000 in principal amount and have a current weighted average interest rate of 10.8%. The scheduled principal payments on mortgage loans are $4,000,000, $6,222,000, $5,303,000, $8,714,000, $3,789,000 and $227,066,000 in 1998, 1999, 2000,
2001, 2002 and thereafter.

         At December 31, 1997 and 1996, the fair value of mortgage loans approximated $268,000,000 and $189,483,000, respectively.

         REMIC CERTIFICATES. REMIC STRUCTURE. The Company has organized itself as a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC (securitization) when a securitization provides the Company with the best available form of raising capital for additional long-term investments. When contemplating a securitization, consideration is given to the Company's current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 1997 the Company had completed three securitization transactions.

         A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (the "REMIC Corp.") is formed. Mortgage loans selected for securitization are transferred by the Company to the REMIC Corp. without recourse. Second, the REMIC Corp. then transfers the loans to a trust (the "REMIC Trust") in exchange for commercial mortgage pass-through certificates (the "REMIC Certificates") which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). The REMIC Certificates include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior and residual REMIC Certificates (which historically have represented between 66% and 81% of the total REMIC Certificates for the three securitization transactions) are then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates are retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither the Company nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

                            LTC PROPERTIES, INC.

DESCRIPTION OF THE REMIC CERTIFICATES. The REMIC Certificates issued represent beneficial ownership interests in the REMIC Trust and can be grouped into four categories; senior, subordinated, subordinated interest-only ("I/O"), and residuals. The REMIC Certificates sold to third-party investors are referred to herein as the "Senior Certificates" while the REMIC Certificates retained by the Company as part of the sale proceeds are referred to as the "Subordinated Certificates." Both classes of these Certificates have stated principal balances and stated interest rates ("pass-through rates"). In addition, the I/O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust the outstanding REMIC Certificates. After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the Subordinated Certificates held by the Company would bear the first risk of loss. As of December 31, 1997 none of the three REMIC pools had experienced any realized losses nor had any of the Company's REMIC Certificate investments been determined to be permanently impaired.

         REMIC TRANSACTIONS. During 1996, the Company securitized approximately $112,487,000 of mortgage loans (the "1996-1 Pool"). As part of the securitization, the Company sold approximately $90,552,000 of Senior Certificates at an effective interest rate of 7.19% and retained $21,935,000 face amount of Subordinated Certificates (including I/O Certificates). The net proceeds from the securitization were used to repay borrowings outstanding under the Company's lines of credit. The 1996-1 Pool consisted of 34 mortgage loans with an initial weighted average interest rate of 10.69%, including loans totaling $31,525,000 provided to wholly owned subsidiaries and limited partnerships of the Company. Concurrently with the closing of the securitization, an interest rate swap agreement entered into in May 1995 was terminated at a cost of approximately $1,500,000 and was included as a component of the transaction cost in the determination of the fair value of the assets received.

         During 1993 and 1994, the Company completed securitizations of approximately $242,340,000 of mortgage loans (the "1993-1 Pool" and the "1994-1 Pool", respectively). As part of these securitizations, the Company sold approximately $158,664,000 of Senior Certificates and retained approximately $83,676,000 face amount of Subordinated Certificates.

         REMIC CERTIFICATES. In June 1997, the Company sold $11,811,000 face amount of Subordinated Certificates from the 1996-1 Pool and recognized a gain of $1,231,000. The gain is recorded in other income, net in the accompanying income statement. As of December 31, 1997 the outstanding principal balance and the weighted average pass-through rate for the Senior Certificates (held by third parties) in the 1993-1 Pool, the 1994-1 Pool and the 1996-1 Pool was $52,829,000 and 7.6%, $42,864,000 and 9.2%, and
$96,048,000 and 7.4%, respectively and the estimated fair value of the Subordinated Certificates held by the Company was $25,994,000, $38,242,000 and $23,575,000, respectively. As of December 31, 1996 the outstanding principal balance and the weighted average pass-through rate for the Senior Certificates (held by third parties) in the 1993-1 Pool, the 1994-1 Pool and the 1996-1 Pool was $59,223,000 and 7.5%, $47,649,000 and 9.2%, and
$85,338,000 and 7.2%, respectively and the estimated fair value of the Subordinated Certificates held by the Company was $29,461,000, $37,236,000 and $32,237,000, respectively.

                            LTC PROPERTIES, INC.

         At December 31, 1997 and 1996, the aggregate unamortized cost basis of the Subordinated Certificates was $81,365,000 and $92,545,000, respectively. The effective yield on the Subordinated Certificates, based on expected future cash flows with no unscheduled prepayments, was 16.7% and 15.8% at December 31, 1997 and 1996, respectively.

         Income on the Subordinated Certificates for the 1993-1 Pool, the 1994-1 Pool and the 1996-1 Pool was $4,992,000, $4,650,000 and 4,547,000 in 1997,
$5,603,000, $5,118,000 and $3,662,000 in 1996 and $5,628,000, $5,275,000 and $0
in 1995.

         As part of the REMIC transactions, the Company serves as the sub-servicer and, in such capacity, is responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates. The Company receives monthly fees equal to a fixed percentage of the then outstanding mortgage loans that, in management's opinion, represent currently prevailing terms for similar transactions. In addition, the Company will act as the special servicer to restructure any mortgage loans underlying the REMIC Certificates that are in default. At December 31, 1997, all of the payments currently due on the REMIC Certificates were received.

5.       DISPOSITIONS OF OTHER ASSETS

         During 1997, the Company acquired non-voting common stock of Home and Community Care, Inc. ("HCI"), an owner, operator and developer of assisted living residences, for $5,000,000. Subsequently, the Company received a distribution of $5,000,000 representing a return of investment. Following payment of the distribution, ALC acquired all of the outstanding common stock of HCI for which the Company received gross proceeds of $2,000,000. As a result of the acquisition, certain benefits were accelerated for certain officers who ended their employment with the Company to become employees of ALC. A net gain of $1,015,000 was recorded on the sale of the investment in HCI and is included in other income, net in the accompanying income statement. The Company may receive additional future payments of approximately $3,000 per unit for up to 543 units under development by HCI at the date of the acquisition.

6.       DEBT OBLIGATIONS

         BANK BORROWINGS. At December 31, 1996, the Company had $38,000,000 outstanding under a repurchase agreement (the "Repurchase Agreement") secured by mortgage loans whereby it could borrow up to $84,000,000 at LIBOR plus 2% and $41,400,000 outstanding under a $45,000,000 unsecured revolving credit agreement (the "Credit Agreement") bearing interest at 7.2%.

         In August 1997, the Company obtained a 90-day $10,000,000 bank loan at LIBOR plus 3%. In September 1997, the Company obtained an additional 45-day $10,000,000 bank loan at LIBOR plus 3%. In October, 1997, all amounts outstanding under the 90-day bank loan, the 45-day bank loan, the Repurchase Agreement and the Credit Agreement were refinanced with a $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. As of December 31, 1997, borrowings of $87,500,000 bearing interest at LIBOR plus 1.375% were outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth.

                            LTC PROPERTIES, INC.

         CONVERTIBLE SUBORDINATED DEBENTURES.

                                                                      December 31,
                                         Conversion       ------------------------------------
 Interest Rate         Maturity        Price per share            1997             1996
----------------- ------------------ -------------------- ----------------   -----------------
      9.75%         June 2004               $10.00        $        549,000       $    843,000
      8.50%         January 2000            $15.00              19,476,000         22,023,000
      8.50%         January 2001            $15.50              30,048,000         45,157,000
      8.25%         January 1999            $15.50              10,000,000         10,000,000
      7.75%         January 2002            $16.50               9,765,000         27,840,000
      8.25%         July 2001               $17.25              21,985,000         29,965,000
                                                          ----------------   ----------------
                                                          $     91,823,000       $135,828,000
                                                          ----------------   ----------------
                                                          ----------------   ----------------

         During 1996, the Company issued $30,000,000 principal amount of 7.75% convertible debentures due January 2002 and $30,000,000 principal amount of 8.25% convertible debentures due 2001. During 1997, $294,000, $2,547,000,
$15,109,000, $18,075,000 and $7,980,000 of 9.75% debentures due 2004, 8.5%
debentures due 2000, 8.5% debentures due 2001, 7.75% debentures due 2002 and 8.25% debentures due 2001 converted into 29,400, 169,786, 974,765, 1,095,447 and
462,598 shares of common stock, respectively. During 1996, $2,298,000, $7,977,000, $6,343,000, $2,160,000 and $35,000 of 9.75% debentures due 2004,
8.5% debentures due 2000, 8.5% debentures due 2001, 7.75% debentures due 2002 and 8.25% debentures due 2001 converted into 229,800, 531,794, 409,224, 130,908 and 2,028 shares of common stock, respectively.

         The 9.75% debentures due 2004 are redeemable by the Company at any time at 100% of the principal plus accrued interest. The 8.5% debentures due 2000 are redeemable by the Company as of January 1, 1998. The 8.5% debentures due 2001, the 8.25% debentures due 1999 and the 8.25% debentures due 2001 are not redeemable by the Company. The 7.75% debentures are not redeemable by the Company prior to January 1, 2001.

         Based on the quoted market price of the Company's common stock and the conversion price of the convertible debentures, the fair value of the debentures approximated $120,419,000 and $159,365,000 at December 31, 1997 and 1996, respectively.

         MORTGAGE LOANS PAYABLE. In 1996, the Company provided non-recourse mortgage loans to three of its wholly owned subsidiaries and to certain newly formed limited partnerships in which the Company is a general partner totaling $31,525,000. During 1996, in connection with the acquisition of 16 skilled nursing facilities, the Company assumed mortgage loans of approximately $9,641,000. Also during 1996, the Company paid off one of its outstanding mortgage loans totaling $3,331,000. In 1997, the Company acquired a skilled nursing facility and in connection therewith, assumed a mortgage loan of $3,026,000.

         As of December 31, 1997 and 1996, the Company had mortgage loans of $18,826,000 and $35,261,000 payable to the 1993-1 Pool, $3,021,000 and $0 payable to the 1994-1 Pool and $34,938,000 and $18,944,000 payable to the 1996-1 Pool, respectively. Weighted average interest rates for mortgages payable to the 1993-1 Pool, the 1994-1 Pool and the 1996-1 Pool were 12.0%, 11.3% and 9.5%, respectively. Scheduled maturities range from 2002 to 2006.

                            LTC PROPERTIES, INC.

         BONDS PAYABLE AND CAPITAL LEASES. At December 31, 1997 and 1996, the Company had outstanding principal of $8,065,000 and $8,300,000, respectively, on multifamily tax-exempt revenue bonds. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 1997, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 5.51%.

         As of December 31, 1997 and 1996, the Company had outstanding principal of $5,551,000 and $5,739,000, respectively, under capital lease obligations. The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.64% and mature at various dates through 2013.

         SCHEDULED PRINCIPAL PAYMENTS. Aggregate scheduled principal payments for the mortgage loans payable, bonds payable and capital lease obligations as of December 31, 1997 were $976,000, $1,057,000, $1,155,000, $1,259,000,
$5,659,000 and $60,295,000 in 1998, 1999, 2000, 2001, 2002 and thereafter.

7.       COMMITMENTS

         INTEREST RATE CONTRACTS. In 1996, the Company provided a $50,180,000 commitment to purchase assisted living residences. In connection therewith, the Company entered into a one-year forward ten-year interest rate swap agreement. Under this agreement, the Company was credited interest at three month LIBOR and incurred interest at a fixed rate of 6.835% on a $40,000,000 notional amount. In 1997, the Agreement was terminated concurrently with the completion of an equity offering and the Company recognized interest income of approximately $440,000.

         In September 1995, the Company entered into a seven year forward interest rate swap agreement that has been extended and is scheduled to be settled on June 30, 1998. Under this agreement, the Company is credited interest semi-annually at the six month LIBOR and incurs interest at a fixed rate of 6.655% on a notional amount of $60,000,000. In August 1997, the Company entered into a Treasury lock agreement that has been extended and is scheduled to be settled by April 30, 1998. Under this agreement, the Company locked into a rate of 6.484% on the seven year Treasury Note Rate on a notional amount of $65,000,000. Upon settlement of the Treasury lock agreement the Company will either receive or make a payment based on the change in the seven year Treasury Note Rate. The interest rate swap and the Treasury lock agreements are accounted for as hedges and were entered into to minimize the Company's exposure to interest rate risk on mortgage loans that the Company intends to transfer to a REMIC trust. The fair value of mortgage loans may vary with changes in interest rates.

        Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of the Company's exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

8.       STOCKHOLDERS' EQUITY

         ISSUANCE OF STOCK. During 1997, the Company completed public offerings for 2,000,000 shares of common stock resulting in aggregate net proceeds of $35,065,000. In addition, the Company issued 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 2,000,000 shares of 9.0% Series B Cumulative Preferred Stock ("Series B Preferred Stock") for net proceeds of $121,600,000. Dividends on the Series A Preferred Stock and Series B Preferred Stock

                            LTC PROPERTIES, INC.

are cumulative from the date of original issue and are payable monthly to stockholders of record on the first day of each month. Dividends on the Series A Preferred Stock and the Series B Preferred Stock accrue at 9.5% and 9.0% per annum, respectively, on the $25 liquidation preference per share (equivalent to a fixed annual amount of $2.375 and $2.25 per share, respectively). The Series A Preferred Stock is not redeemable prior to April 1, 2001 and the Series B Preferred Stock is not redeemable prior to January 1, 2002, except in certain circumstances relating to preservation of the Company's qualification as a REIT. The net proceeds from these offerings were used to repay short-term borrowings outstanding under the Company's lines of credit.

         On April 24, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission covering up to $150,000,000 of debt and equity securities. The registration statement was declared effective May 6, 1997. As of December 31, 1997, the Company has $81,675,000 available under its shelf registration statement.

         REPURCHASE OF COMMON STOCK. During 1996, the Company repurchased and retired 120,000 shares of common stock for an aggregate price of approximately $1,831,000.

         OPTION PLAN. The Company has a stock option plan ("the Plan") that provides for issuance of incentive and nonqualified options and restricted shares of common stock. Incentive options may be granted only to officers and employees of the Company, while nonqualified options and restricted stock may be granted to directors, officers and other key persons who provide services to the Company. Options vest over two to five years and are exercisable within seven years from the date of vesting. In general, each option shall expire on the date specified in the option agreement, but not later than the tenth anniversary of the date on which the option was granted.

         The following summarizes transactions regarding the nonqualified options for the years ended December 31, 1997, 1996 and 1995:

                                                         SHARES                                WEIGHTED AVERAGE PRICE
                                        -------------------------------------------      ---------------------------------
                                            1997            1996           1995             1997        1996       1995
                                        -------------  -------------- -------------      ----------- ---------- ----------
Outstanding, January 1                        873,300         861,500       839,500           $11.30     $11.23     $11.20
  Granted                                      15,000          18,000        27,000           $17.00     $15.13     $12.22
  Exercised                                  (717,800)         (3,200)       (2,000)          $11.44     $12.17     $12.25
  Canceled                                     (1,000)         (3,000)       (3,000)          $12.00     $12.25     $12.00
                                        -------------  -------------- -------------
Outstanding, December 31                      169,500         873,300       861,500           $11.21     $11.30     $11.23
                                        -------------  -------------- -------------
                                        -------------  -------------- -------------
Exercisable, December 31                       31,500         436,466       272,333           $11.21     $11.88     $11.79
                                        -------------  -------------- -------------
                                        -------------  -------------- -------------
Available for grant, December 31               31,000         358,000       533,000
                                        -------------  -------------- -------------
                                        -------------  -------------- -------------


         In 1996, the Board of Directors approved the issuance of 160,000 shares of restricted stock to certain employees and non-employee directors (the "1996 Grant"). During 1997, the Board of Directors authorized the accelerated vesting of 64,000 shares of the 1996 Grant and the Company recognized compensation expense of $1,120,000. An additional 27,000 shares of the 1996 Grant vested upon certain employees ending their employment with the Company in connection with the sale of HCI resulting in a charge of $515,000. During 1997, the Board of Directors approved the issuance of 313,000 shares of restricted stock to certain employees and non-employee directors (the "1997 Grant"). As of December 31, 1997, 69,000 and 313,000 shares were restricted under the 1996 Grant and the 1997 Grant, respectively. The shares outstanding under the 1996 Grant and the 1997 Grant vest over three and four

                            LTC PROPERTIES, INC.

years, respectively, beginning January 2000. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company's common stock.

         As of December 31, 1997, 1996 and 1995, there were 31,000, 44,000 and 27,000 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in 1997, 1996 and 1995, the weighted average expected life assumption was three years for 1997 and seven years for 1996 and 1995, the weighted average volatility was .16, .15 and .16, respectively and the weighted average risk free interest rate was 6.6%. The weighted average fair value of the options granted was estimated to be $.67, $0.63 and $0.62 in 1997, 1996 and 1995, respectively. There was no material effect on net income or earnings per share for the years ended December 31, 1997, 1996 and 1995. The weighted average exercise price of the options were $14.99, $13.55 and $12.45 and the weighted average remaining contractual life was 7.6, 7.7 and
8.3 years as of December 31, 1997, 1996 and 1995, respectively.

NOTES RECEIVABLE FROM STOCKHOLDERS. In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, the Company will make full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans will bear interest at the then current Applicable Federal Rate and are payable in quarterly installments over nine years. For the first five years the principal due each quarter will be equal to 50% of the difference between the cash dividends received on the shares purchased and the quarterly interest due. In addition, 25% of cash bonuses and 50% of the dividends on restricted stock granted under the 1997 Grant received by the borrower must be used to reduce the principal balance. The loans will convert to fully amortizing loans with 16 quarterly payments beginning in year six. Unless the Board of Directors approves otherwise, loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change in control of the Company. In 1997, the Company's management, consultants and directors purchased 686,500 of the Company's common stock under the loan program. At December 31, 1997, loans totaling $9,429,000 bearing interest at rates ranging from 5.97% to 6.63% per annum were outstanding. These loans are secured by a pledge of the shares of common stock acquired through the exercise of options and are full recourse to the borrower. The market value of the common stock securing these loans was $14,245,000 at December 31, 1997.

         FOUNDERS' STOCK. The Company issued 300,000 shares of restricted common stock to the founders of the Company. The market value at the time of grant was estimated at $5.00 per share and was recorded as a reduction of capital in excess of par value as unearned stock grant compensation. The unearned compensation was charged to expense over the vesting period. For the years ended December 31, 1997, 1996 and 1995 amortization of founders' stock was $31,000, $114,000 and $221,000, respectively.

9.       DISTRIBUTIONS

         The Company must distribute at least 95% of its taxable income in order to continue to qualify as a REIT. Distributions in a given year may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Under special tax rules for REITs, dividends declared in the last quarter of the calendar year and paid by January 31 of the following year are treated as paid on December 31 of the year declared. Distributions on the common stock per share are broken down according to the following categories for income tax purposes:

                            LTC PROPERTIES, INC.

                                                                1997            1996           1995
                                                      --------------  -------------- --------------
     Ordinary income                                          $1.293          $1.228          $1.05
     Non-taxable distribution                                  0.037           0.107            .16
     Section 1250 capital gain                                 0.030               -              -
     Long term capital gain                                    0.075               -              -
                                                      --------------  -------------- --------------
   Total                                                      $1.435          $1.335          $1.21
                                                      --------------  -------------- --------------
                                                      --------------  -------------- --------------

10.     NET INCOME PER SHARE

         The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                               1997                1996                1995
                                                          --------------      --------------      --------------
    Net income                                                   $35,763             $28,710             $18,384
    Preferred dividends                                           (6,075)                  -                   -
                                                          --------------      --------------      --------------
    Net income for basic net income per share                     29,688              28,710              18,384
    7.75% debentures due 2002                                          -               2,187                   -
    8.5% debentures due 2001                                           -               4,509                   -
    8.5% debentures due 2000                                           -               2,350                   -
    Other dilutive securities                                         32                 977               1,296
                                                          --------------      --------------      --------------
    Net income for diluted net income per share                  $29,720             $38,733             $19,680
                                                          --------------      --------------      --------------
                                                          --------------      --------------      --------------

    Shares for basic net income per share                         23,511              18,983              18,030
    Stock options                                                    277                 374                   -
    7.75% debentures due 2002                                          -               1,757                   -
    8.5% debentures due 2001                                           -               3,174                   -
    8.5% debentures due 2000                                           -               1,751                   -
    Other dilutive securities                                         75                 824               1,475
                                                          --------------      --------------      --------------
    Shares for diluted net income per share                       23,863              26,863              19,505
                                                          --------------      --------------      --------------
                                                          --------------      --------------      --------------

    Basic net income per share                                     $1.26               $1.51               $1.02
                                                          --------------      --------------      --------------
                                                          --------------      --------------      --------------

    Diluted net income per share                                   $1.25               $1.44               $1.01
                                                          --------------      --------------      --------------
                                                          --------------      --------------      --------------

11.      SUBSEQUENT EVENTS

         For the period January 1, 1998 through March 20, 1998, the Company acquired six skilled nursing facilities and three assisted living residences for approximately $31,000,000. Five of the skilled nursing facilities were purchased subject to mortgage loans of approximately $7,000,000. For the period January 1, 1998 through March 20, 1998, $15,506,000 principal amount of convertible subordinated debentures converted into 986,156 shares of common stock. In addition, certain executives and non-employee directors exercised stock options, under the stock option loan program, for 146,500 shares of common stock at an average exercise price of $10.64.

                            LTC PROPERTIES, INC.

         As of March 13, 1998, the Company had outstanding commitments to provide financing through mortgage loans or sale/lease-back transactions totaling approximately $242,250,000. Of the outstanding commitments, $50,000,000 expire in 1999 and $50,000,000 expire in 2000.

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following quarterly financial data summarizes the unaudited quarterly results for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                                                 QUARTER ENDED
                                       ----------------------------------------------------------------------
                                           MARCH 31         JUNE 30        SEPTEMBER 30        DECEMBER 31
                                       ----------------- ------------ -------------------- ------------------
1997
Revenues                                    $16,487         $18,115            $18,809             $20,023
Net income available
  to common stockholders                      6,107           8,098              7,545               7,938
Basic net income available to
  common stockholders per share                0.28            0.35               0.32                0.31
Diluted net income available to
  common stockholders per share                0.27            0.35               0.31                0.31
Dividends per share                            0.34            0.365              0.365               0.365



1996
Revenues                                    $12,363         $12,920            $14,292             $15,355
Net income                                   11,831           4,906              5,636               6,337
Basic net income per share                     0.78            0.26               0.30                0.32
Diluted net income per share                   0.55            0.26               0.29                0.32
Dividends per share                            0.315           0.34               0.34                0.34


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1998, to be filed pursuant to Regulation 14A.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1998, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1998, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1998, to be filed pursuant to Regulation 14A.

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Financial Statement Schedules

                  The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

         (b)      Exhibits

                  The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

         (c)      Reports on Form 8-K

                  None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                 (ITEM 14(a))

      VII.  Valuation and Qualifying Accounts ..........................   52
      XI.   Real Estate and Accumulated Depreciation ...................   53
      XII.  Mortgage Loans on Real Estate ..............................   56

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                              LTC PROPERTIES, INC.
                                  SCHEDULE VII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                         Balance at Beginning of         Charge to                Balance at
                                                Period                   Operations               End of Period
                                     ----------------------------- ----------------------- ---------------------------
Allowance for Doubtful Accounts:

1997                                                      $1,000                       -                      $1,000

1996                                                      $  997                       3                      $1,000


1995                                                      $  997                       -                      $  997


                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                      INITIAL COST                     GROSS AMOUNT IN WHICH
                                           TO                         CARRIED AT DECEMBER 31,
                                         COMPANY                               1997
                                    -----------------    COSTS      ---------------------------
                                             BUILDING  CAPITALIZED           BUILDING
                                               AND     SUBSEQUENT              AND               ACCUM.   CONSTRUCTION/
                                             IMPROVE-      TO                IMPROVE-            DEPREC.   RENOVATION    ACQUISITION
                     ENCUMBRANCES    LAND     MENTS    ACQUISITION   LAND     MENTS    TOTAL(1)    (2)        DATE          DATE
                     ------------   -------  --------  ----------   -------  --------  --------  -------  -------------  -----------
Skilled Nursing
Facilities:
Demopolis, AL         $10,602(3)    $    71  $ 2,141          -     $    71  $ 2,141   $  2,212  $  187   1972            Jun. 1995
Fort Payne, AL               (3)         37    3,588          -          37    3,588      3,625     338   1967/73         Jun. 1995
Jackson, AL                  (3)         64    2,620          -          64    2,620      2,684     223   1964            Jun. 1995
Madison, AL                  (3)         30    2,328          -          30    2,328      2,358     213   1964/74         Jun. 1995
Phoenix, AL                  (3)         59    2,123          -          59    2,123      2,182     200   1969            Jun. 1995
Phoenix, AZ             7,707           432    6,764          -         432    6,764      7,196     903   1985/92          May 1994
Tucson, AZ              6,516           145    3,932          -         145    3,932      4,077     638   1985            Mar. 1993
East Whittier, CA           -           170    1,742          -         170    1,742      1,912     231   1964            Sep. 1994
West Whittier, CA           -           726    1,185          -         726    1,185      1,911     178   1964            Sep. 1994
Bradenton, FL               -           330    2,720          -         330    2,720      3,050     397   1989            Sep. 1993
Clearwater, FL              -           454    2,903          -         454    2,903      3,357     504   1965/93         Sep. 1993
Crestview, FL               -           140    2,306          -         140    2,306      2,446     279   1988            Jun. 1994
San Destin, FL              -           175    3,875          -         175    3,875      4,050     399   1986            Feb. 1995
Gulf Breeze, FL             -           600    6,020          -         600    6,020      6,620     725   1984            Jun. 1994
Lecanto, FL                 -           351    2,665      2,252         351    4,917      5,268     594   1988            Sep. 1993
Pensacola, FL               -           190    4,295          -         190    4,295      4,485     526   1972            Jun. 1994
Pensacola, FL               -           230    4,663          -         230    4,663      4,893     562   1991            Jun. 1994
Starke, FL                  -           113    4,783          -         113    4,783      4,896     574   1989            Jun. 1994
Chicago Heights, IL         -           221    6,406          -         221    6,406      6,627     750   1988            Sep. 1994
Alamagordo, NM              -           314    3,567          -         314    3,567      3,881     612   1985            Mar. 1993
Roswell, NM                 -            85    2,932          -          85    2,932      3,017     635   1979            Nov. 1992
Great Falls, MT         4,285           397    3,433          -         397    3,433      3,830     755   1960/90         Dec. 1992
Rusk, TX                    -            34    2,399          -          34    2,399      2,433     377   1969            Mar. 1994
Chesapeake, VA              -           373    3,298          -         373    3,298      3,671     312   1977            Oct. 1995
Richmond, VA                -           373    3,298          -         373    3,298      3,671     312   1970/75/80      Oct. 1995
Tappahannock, VA            -           373    3,298          -         373    3,298      3,671     312   1977/78         Oct. 1995
Toppanish, WA           2,612(4)        132    2,654          -         132    2,654      2,786     244   1960/70         Jun. 1995
Vancouver, WA                (4)         60    3,031          -          60    3,031      3,091     288   1952/94         Jun. 1995
Jefferson, IA          10,496(5)         36    1,933          -          36    1,933      1,969     128   1968/72         Jan. 1996
Houston, TX                 -           202    4,458          -         202    4,458      4,660     255   1961            Jun. 1996
Houston, TX                 -           362    3,772          -         362    3,772      4,134     241   1964/68         Jun. 1996
Montgomery, AL          3,904(6)        144    5,426          -         144    5,426      5,570     368   1967/74         Jan. 1996
Carroll, IA                  (5)         60    1,020          -          60    1,020      1,080      71   1969            Jan. 1996
Houston, TX                 -           202    4,458          -         202    4,458      4,660     255   1967            Jun. 1996
Woodbury, TN                -           100    2,900          -         100    2,900      3,000     165   1972/75/90       May 1996
Whiteright, TX          1,120           100    2,923          -         100    2,923      3,023     214   1962/64/65      Jan. 1996
Granger,IA                   (5)         93    1,325          -          93    1,325      1,418      92   1979            Jan. 1996
Bedford, TX                  (5)        345    3,195          -         345    3,195      3,540     229   1960            Jan. 1996
Midland, TX             2,030            32    2,285          -          32    2,285      2,317     166   1973            Feb. 1996
Tiptonville, TN             -           100    2,450          -         100    2,450      2,550     140   1975             May 1996
Gardendale, AL              -            84    6,316          -          84    6,316      6,400     352   1976/84          May 1996
Polk City, IA                (5)         88    1,351          -          88    1,351      1,439      90   1976            Jan. 1996
Atmore, AL                   (6)         23    2,985          -          23    2,985      3,008     197   1967/74         Jan. 1996
Mesa, AZ                4,492           305    6,909      1,696         305    8,605      8,910     366   1975/96         Jun. 1996
Houston, TX                 -           572    5,965          -         572    5,965      6,537     381   1967            Jun. 1996
Roberta, GA                 -           100    2,400          -         100    2,400      2,500     137   1964             May 1996
Norwalk, IA                  (5)         45    1,035          -          45    1,035      1,080      71   1975            Jan. 1996
Altoona, IA                  (5)        102    2,312          -         102    2,312      2,414     151   1973            Jan. 1996
Los Angeles, CA             -           100    2,475          -         100    2,475      2,575      92   1963            Jan. 1997
Sacramento, CA              -           220    2,929          -         220    2,929      3,149     102   1968            Feb. 1997
Coffeyville, KS             -           100      335          -         100      335        435     153   1962             May 1997
Salina, KS                  -           100    1,066          -         100    1,066      1,166     425   1985             May 1997
South Haven, KS             -           100        -          -         100        -        100      13   1969             May 1997
Portland, OR                -           100    1,925         43         100    1,968      2,068      39   1956/74         Jun. 1997
Nacogdoches, TX             -           100    1,738          -         100    1,738      1,838      11   1973            Oct. 1997
Cushing, TX                 -           100    1,679          -         100    1,679      1,779      10   1973/84         Oct. 1997
Mesa, AZ                3,021           100    4,578          -         100    4,578      4,678      26   1972            Oct. 1997
                     ------------   -------  --------  ----------   -------  --------  --------  -------
SNFs                   56,785        10,794  177,112      3,991      10,794  181,103    191,897  17,208
                     ------------   -------  --------  ----------   -------  --------  --------  -------

                                      53

                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                      INITIAL COST                     GROSS AMOUNT IN WHICH
                                           TO                         CARRIED AT DECEMBER 31,
                                         COMPANY                               1997
                                    -----------------    COSTS      ---------------------------
                                             BUILDING  CAPITALIZED           BUILDING
                                               AND     SUBSEQUENT              AND               ACCUM.   CONSTRUCTION/
                                             IMPROVE-      TO                IMPROVE-            DEPREC.   RENOVATION    ACQUISITION
                     ENCUMBRANCES    LAND     MENTS    ACQUISITION   LAND     MENTS    TOTAL(1)    (2)        DATE          DATE
                     ------------   -------  --------  ----------   -------  --------  --------  -------  -------------  -----------
Assisted Living
Facilities:
Dodge City, KS          1,626            88    1,663          -          88    1,663      1,751     100   1995            Dec. 1995
Great Bend, KS          1,370            87    1,563          -          87    1,563      1,650      94   1995            Dec. 1995
McPherson, KS           1,189            75    1,575          -          75    1,575      1,650      94   1994            Dec. 1995
Salina, KS              1,366            72    1,578          -          72    1,578      1,650      94   1994            Dec. 1995
Longview, TX                -            38    1,568          -          38    1,568      1,606      94   1995            Oct. 1995
Marshall, TX                -            38    1,568        450          38    2,018      2,056     102   1995            Oct. 1995
Walla Walla, WA         8,065(7)        100    1,940          -         100    1,940      2,040      93   1996            Apr. 1996
Greenville, TX              -            42    1,565          -          42    1,565      1,607      86   1995            Jan. 1996
Camas, WA                    (7)        100    2,175          -         100    2,175      2,275      94   1996             May 1996
Grandview, WA                (7)        100    1,940          -         100    1,940      2,040      98   1996            Mar. 1996
Vancouver, WA                (7)        100    2,785          -         100    2,785      2,885     120   1996            Jun. 1996
Athens, TX                  -            96    1,512          -          96    1,512      1,608      83   1995            Jan. 1996
Lufkin, TX                  -           100    1,950          -         100    1,950      2,050      94   1996            Apr. 1996
Kennewick. WA                (7)        100    1,940          -         100    1,940      2,040     102   1996            Feb. 1996
Gardendale, AL              -            16    1,234          -          16    1,234      1,250      69   1988             May 1996
Jacksonville, TX            -           100    1,900          -         100    1,900      2,000      97   1996            Mar. 1996
Kelso, WA                   -           100    2,500          -         100    2,500      2,600      79   1996            Nov. 1996
Battleground, WA            -           100    2,500          -         100    2,500      2,600      73   1996            Nov. 1996
Hayden, ID                  -           100    2,450        243         100    2,693      2,793      73   1996            Dec. 1996
Klamath Falls, OR           -           100    2,300          -         100    2,300      2,400      68   1996            Dec. 1996
Newport, OR                 -           100    2,050          -         100    2,050      2,150      56   1996            Dec. 1996
Tyler, TX                   -           100    1,800          -         100    1,800      1,900      50   1996            Dec. 1996
Wichita Falls, TX           -           100    1,850          -         100    1,850      1,950      51   1996            Dec. 1996
Ada, OK                     -           100    1,650          -         100    1,650      1,750      46   1996            Dec. 1996
Nampa, ID                   -           100    2,240         23         100    2,263      2,363      61   1997            Jan. 1997
Tulsa, OK                   -           200    1,650          -         200    1,650      1,850      39   1997            Feb. 1997
Durant, OK                  -           100    1,769          -         100    1,769      1,869      33   1997            Apr. 1997
San Antonio, TX             -           100    1,900          -         100    1,900      2,000      35   1997             May 1997
Troy,OH                     -           100    2,435        306         100    2,741      2,841      39   1997             May 1997
Waco, TX                    -           100    2,235          -         100    2,235      2,335      35   1997            Jun. 1997
Tulsa, OK                   -           100    2,395          -         100    2,395      2,495      38   1997            Jun. 1997
San Antonio, TX             -           100    2,055          -         100    2,055      2,155      32   1997            Jun. 1997
Norfolk, NE                 -           100    2,123          -         100    2,123      2,223      29   1997            Jun. 1997
Wahoo, NE                   -           100    2,318          -         100    2,318      2,418      26   1997            Jul. 1997
York, NE                    -           100    2,318          -         100    2,318      2,418      26   1997            Aug. 1997
Hoquiam, WA                 -           100    2,500          -         100    2,500      2,600      28   1997            Aug. 1997
Tiffin, OH                  -           100    2,435          -         100    2,435      2,535      27   1997            Aug. 1997
Millville, NJ               -           100    2,825          -         100    2,825      2,925      31   1997            Aug. 1997
Fremont, OH                 -           100    2,435          -         100    2,435      2,535      27   1997            Aug. 1997
Lake Havasu, AZ             -           100    2,420          -         100    2,420      2,520      27   1997            Aug. 1997
Greeley, CO                 -           100    2,310          -         100    2,310      2,410      26   1997            Aug. 1997
Springfield, OH             -           100    2,035          -         100    2,035      2,135      19   1997            Aug. 1997
Watauga, TX                 -           100    1,667          -         100    1,667      1,767      16   1996            Aug. 1997
Bullhead City, AZ           -           100    2,500          -         100    2,500      2,600      22   1997            Aug. 1997
Arvada, CO                  -           100    2,810          -         100    2,810      2,910      25   1997            Aug. 1997
Edmond, OK                  -           100    1,365          4         100    1,369      1,469      13   1996            Aug. 1997
Wetherford, OK              -           100    1,668          3         100    1,671      1,771      15   1996            Aug. 1997
Eugene, OR                  -           100    2,600          -         100    2,600      2,700      23   1997            Sep. 1997
Caldwell, ID                -           100    2,200          -         100    2,200      2,300      20   1997            Sep. 1997
Burley, ID                  -           100    2,200          -         100    2,200      2,300      20   1997            Sep. 1997
Wheelersburg, OH            -           100    2,435          -         100    2,435      2,535      16   1997            Sep. 1997
Loveland, CO                -           100    2,865          -         100    2,865      2,965      19   1997            Sep. 1997

                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                   INITIAL COST                     GROSS AMOUNT IN WHICH
                                        TO                         CARRIED AT DECEMBER 31,
                                      COMPANY                               1997
                                 -----------------    COSTS      ---------------------------
                                          BUILDING  CAPITALIZED           BUILDING
                                            AND     SUBSEQUENT              AND               ACCUM.  CONSTRUCTION/
                                          IMPROVE-      TO                IMPROVE-            DEPREC.   RENOVATION    ACQUISITION
                  ENCUMBRANCES    LAND     MENTS    ACQUISITION   LAND     MENTS    TOTAL(1)    (2)        DATE          DATE
                  ------------  -------  --------  ------------ -------  --------  --------  -------  -------------  -----------
Assisted Living
Residences:
Wichita Falls, TX        -          100     2,750                   100     2,750     2,850       25   1997           Sep. 1997
Beatrice, NE             -          100     2,173                   100     2,173     2,273       10   1997           Oct. 1997
Madison, IN              -          100     2,435                   100     2,435     2,535       11   1997           Oct. 1997
Newark, OH               -          100     2,435                   100     2,435     2,535       11   1997           Oct. 1997
Elkhart, IN              -          100     2,435                   100     2,435     2,535        -   1997           Dec. 1997
                  ------------  -------  --------  ----------   -------  --------  --------  -------
ALFs                13,616        5,452   120,492     1,029       5,452   121,521   126,973    2,834
                  ------------  -------  --------  ----------   -------  --------  --------  -------
                   $70,401      $16,246  $297,604    $5,020     $16,246  $302,624  $318,870  $20,042
                  ------------  -------  --------  ----------   -------  --------  --------  -------
                  ------------  -------  --------  ----------   -------  --------  --------  -------

(1) The aggregate cost for federal income tax purposes.

(2) Depreciation for building is calculated rising a 35 year life for skilled nursing facilities and 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.

(3) Single note backed by five facilities in Alabama.

(4) Single note backed by two facilities in Washington,

(5) Single note backed by six facilities in Iowa and one facility in Texas.

(6) Single note backed by two facilities in Alabama.

(7) Single note backed by five facilities in Washington.

Activity for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                           Real Estate      Accumulated
                                           & Equipment      Depreciation
                                           -----------      ------------
        Balance at December 31, 1994         $ 73,118         $ 2,490
           Additions                           44,151           2,997
           Cost of real estate sold                 -               -
                                           -----------      ------------
        Balance at December 31, 1995          117,269           5,487
           Additions                          113,959           6,214
           Cost of real estate sold            (7,650)            (61)
                                           -----------      ------------
        Balance at December 31, 1996          223,578          11,640
           Additions                          127,937           9,040
           Write-down of properties            (1,400)              -
           Cost of real estate sold           (31,245)           (638)
                                           -----------      ------------
        Balance at December 31, 1997         $318,870         $20,042
                                           -----------      ------------

                              LTC PROPERTIES, INC.
                                  SCHEDULE XII
                          MORTGAGE LOANS ON REAL ESTATE
                             (Dollars in thousands)

                        NUMBER OF                          FINAL                FACE AMOUNT    CARRYING AMOUNT      CURRENT
                 -----------------------    INTEREST     MATURITY    BALLOON        OF          OF MORTGAGES        MONTHLY
STATE            FACILITIES   UNITS/BEDS     RATE(1)       DATE     AMOUNT(2)    MORTGAGES    DECEMBER 31, 1997   DEBT SERVICE
---------------  ----------   ----------   -----------   ---------  ---------   -----------   -----------------   ------------
SC                    5            509          11.90%        2003  $ 11,212     $ 11,250        $ 11,203            $  112
MS                    3            400          10.32%        2006    10,564       11,250          11,197                98
MT/NE/IA              4            305          11.22%        2007     8,752       10,000           9,963                93
TN                    2            245          11.38%        2007     7,763        8,675           8,646                83
FL                    2            251          10.75%        2006     7,260        8,200           8,093                74
Various(2)          105         11,132     9.00-14.32%   1998-2018   129,759      230,859         205,992             1,840
                    ---       ----------                            ---------   -----------      --------            ------
                    121         12,842                              $175,310     $280,234        $255,094(3)         $2,300
                    ---       ----------                            ---------   -----------      --------            ------
                    ---       ----------                            ---------   -----------      --------            ------

(1)  Represents current stated interest rate. Generally, the loans have 25
     year amortization with principal and interest payable      at varying
     amounts over the life to maturity with annual interest adjustments
     through specified fixed rate increases      effective either on the
     first anniversary or calendar year of the loan.

(2) Balloon payment is due upon maturity, generally the 10th year of the loan, with various prepayment penalties (as defined in the loan agreement).

(3) The carrying amount equals the aggregate cost for federal income tax purposes. No loan has been extended or renewed or has any prior liens.

(4) Includes 84 first-lien mortgage loans and 14 construction loans as follows:

           NO. OF
           LOANS     ORIGINAL LOAN AMOUNTS,
           --------------------------------
           49          $  305 - $2,000
           29          $2,001 - $3,000
            7          $3,001 - $4,000
            7          $4,001 - $5,000
            4          $5,001 - $6,000
            0          $6,001 - $7,000
            2          $7,001 - $7,706

    Activity for the years ended December 31, 1995, 1996 and 1997 is as follows:

           Balance at December 31, 1994                $  62,782
           New Mortgage loans                            101,908
           Collections of principal                       (2,634)
                                                       ----------
           Balance at December 31, 1995                  162,056
           New Mortgage loans                            130,965
           Sales of notes to REMIC                      (112,487)
           Collections of principal                       (2,272)
                                                       ----------
           Balance at December 31, 1996                  178,262
           New Mortgage loans                            111,157
           Conversion of notes to owned properties        (9,348)
           Collections of principal                      (24,977)
                                                       ----------
           Balance at December 31, 1997                $ 255,094
                                                       ----------
                                                       ----------

                               INDEX TO EXHIBITS
                                  (ITEM 14(b))

   EXHIBIT
    NUMBER      DESCRIPTION
   -------      -----------
      3.1       Amended and Restated Articles of Incorporation of LTC
                Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated
                June 19, 1997)
      3.2       Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for
                the quarter ended June 30, 1996)
      3.3       Articles Supplementary Classifying 3,080,000 shares of 9.5%
                Series A Cumulative Preferred Stock of LTC Properties, Inc.
                (incorporated by reference to Exhibit 3.2 to LTC Properties,
                Inc.'s Current Report on Form 8-K dated June 19, 1997)
      3.4       Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.'s Current
                Report on Form 8-K dated June 19, 1997)
      3.5       Articles Supplementary Classifying 2,000,000 Shares of 9.0%
                Series B Cumulative Preferred Stock of LTC Properties, Inc.
                (incorporated by reference to Exhibit 2.5 to LTC Properties,
                Inc.'s Registration Statement on Form 8-A filed on December 15,
                1997)
      4.1       Indenture dated August 25, 1992 between LTC Properties, Inc. and
                Harris Trust and Savings Bank, as trustee with respect to 9.75%
                Convertible Subordinated Debentures due 2004 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form 10-K for
                the year ended December 31, 1992)
      4.2       Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.'s Form 10-K for
                the year ended December 31, 1994)
      4.3       First Supplemental Indenture dated as of September 23, 1994 to Indenture dated September 23, 1994 between LTC
                Properties, Inc. and Harris Trust and Savings Bank, as
                trustee with respect to $30,000,000 in principal amount of
                8.5% Convertible Subordinated Debentures due 2000
                (incorporated by reference to Exhibit 4.3 to LTC Properties,
                Inc.'s Form 10-K for the year ended December 31, 1994)
      4.4       Second Supplemental Indenture dated as of September 21, 1995 to Indenture dated September 23, 1994 between LTC
                Properties, Inc. and Harris Trust and Savings Bank, as
                trustee with respect to $51,500,000 in principal amount of
                8.5% Convertible Subordinated Debentures due 2001
                (incorporated by reference to Exhibit 10.17 to LTC
                Properties, Inc.'s Form 10-Q for the quarter ended September
                30, 1995)
      4.5       Third Supplemental Indenture dated as of September 26, 1995 to Indenture dated September 23, 1994 between LTC
                Properties, Inc. and Harris Trust and Savings Bank, as
                trustee with respect to $10,000,000 in principal amount of
                8.25% Convertible Subordinated Debentures due 1999
                (incorporated by reference to Exhibit 10.19 to LTC
                Properties, Inc.'s Form 10-Q for the quarter ended September
                30, 1995)
      4.6       Fourth Supplemental Indenture dated as of February 5, 1996 to Indenture dated September 23, 1994 between LTC
                Properties, Inc. and Harris Trust and Savings Bank, as
                trustee with respect to $30,000,000 in principal amount of
                7.75% Convertible Subordinated Debentures due 2002
                (incorporated by reference to Exhibit 4.6 to LTC Properties,
                Inc.'s Form 10-K for the year ended December 31, 1995)
     10.1       Master Repurchase Agreement dated May 14, 1993 between LTC
                Properties, Inc. and Goldman Sachs Mortgage Company
                (incorporated by reference to Exhibit 10.5 to LTC Properties,
                Inc.'s Form 10-Q for the quarter ended June 30, 1993)
     10.2       Purchase Agreement dated July 28, 1993 between LTC Properties,
                Inc., LTC REMIC Corporation and Goldman Sachs Mortgage Company
                (incorporated by reference to Exhibit 10.6 to LTC Properties,
                Inc.'s Form 10-Q for the quarter ended June 30, 1993)


                           INDEX TO EXHIBITS (CONTINUED)
                                  (ITEM 14(b))

    EXHIBIT
    NUMBER      DESCRIPTION
    ------      -----------
     10.4       Transfer and Repurchase Agreement, dated as of July 20, 1993, between LTC Properties, Inc. and LTC REMIC Corporation
                (incorporated by reference to Exhibit 10.10 to LTC Properties,
                Inc.'s Form 10-K for the year ended December 31, 1994)
     10.5       Pooling and Servicing Agreement, dated as of July 20, 1993, among LTC REMIC Corporation, as depositor, Bankers Trust
                Company, as master servicer, LTC Properties, Inc., as
                special servicer and originator and Union Bank, as trustee
                (incorporated by reference to Exhibit 10.11 to LTC
                Properties, Inc.'s Form 10-K for the year ended December 31,
                1994)
     10.6       Transfer and Repurchase Agreement, dated as of November 1, 1994, between LTC Properties, Inc. and LTC REMIC Corporation
                (incorporated by reference to Exhibit 10.12 to LTC Properties,
                Inc.'s Form 10-K for the year ended December 31, 1994)
     10.7       Pooling and Servicing Agreement, dated as of November 1, 1994, among LTC REMIC Corporation, as depositor, Bankers Trust
                Company, as master servicer, LTC Properties, Inc., as special servicer and originator and Marine Midland Bank, as trustee
                (incorporated by reference to Exhibit 10.13 to LTC Properties,
                Inc.'s Form 10-K dated December 31, 1994)
     10.8       Amended Deferred Compensation Plan (incorporated by reference to
                Exhibit 10.17 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1995)
     10.9       Pooling and Servicing Agreement dated as of March 1, 1996, among LTC REMIC Corporation, as depositor, GMAC Commercial
                Mortgage Corporation, as Master Servicer, LTC Properties,
                Inc., as Special Servicer and Originator, LaSalle National
                Bank, as Trustee and ABN AMRO Bank, N.V., as fiscal agent
                (incorporated by reference to Exhibit 10.1 to LTC
                Properties, Inc.'s Form 10-Q for the quarter ended March 31,
                1996)
     10.10      Transfer and Repurchase Agreement by and between LTC Properties,
                Inc. and LTC REMIC Corporation dated as of March 1, 1996
                (incorporated by reference to Exhibit 10.2 to LTC Properties,
                Inc.'s Form 10-Q for the quarter ended March 31, 1996)
     10.11      Guarantee Agreement between Kansas-LTC Corporation, L-Tex GP,
                Inc., and L-Tex LP, Inc., Rusk-Tex, LP, Inc., Texas-LTC Limited
                Partnership, as guarantors, and Sanwa Bank California, as the agent, dated as of May 21, 1996 (incorporated by reference to
                LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30,
                1996)
     10.12      Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.'s Form 10-K
                for the year ended December 31, 1996)
     10.13      Subservicing Agreement dated as July 20, 1993 by and between
                Bankers Trust Company, as Master Servicer and LTC Properties,
                Inc., as Special Servicer (incorporated by reference to Exhibit
                10.25 to LTC Properties, Inc.'s Form 10-K/A for the year ended
                December 31, 1996)
     10.14      Custodial Agreement dated as of July 20, 1993 by and among Union
                Bank, as Trustee, LTC REMIC Corporation, as Depositor, and
                Bankers Trust Company as Master Servicer and Custodian
                (incorporated by reference to Exhibit 10.26 to LTC Properties,
                Inc.'s Form 10-K/A for the year ended December 31, 1996)
     10.15      Form of Certificates as Exhibit as filed herewith to the
                Pooling and Servicing Agreement dated as of July 20, 1993
                among LTC REMIC Corporation, as Depositor, Bankers Trust
                Company, as Master Servicer, LTC Properties, Inc. as Special
                Servicer and Originator and Union Bank as Trustee
                (incorporated by reference to Exhibit 10.11 to LTC
                Properties, Inc.'s Form 10-K for the year ended December 31,
                1994)
     10.16      Purchase Agreement dated November 16, 1994 between LTC REMIC
                Corporation, LTC Properties, Inc. and Goldman Sachs & Co.
                Trustee (incorporated by reference to Exhibit 10.28 to LTC
                Properties, Inc.'s Form 10-K/A for the year ended December 31,
                1996)

                           INDEX TO EXHIBITS (CONTINUED)
                                  (ITEM 14(b))

     10.17      Form of Certificates, Form of Custodial Agreement and Form
                of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of November 1,
                1994 among LTC REMIC Corporation, as Depositor, Bankers
                Trust Company, as Master Servicer, LTC Properties, Inc. as
                Special Servicer and Originator and Marine Midland Bank as
                Trustee (incorporated by reference to Exhibit 10.13 to LTC
                Properties, Inc.'s Form 10-K for the year ended December 31,
                1994)
     10.18      Purchase Agreement dated March 27, 1996 between LTC REMIC
                Corporation, LTC Properties, Inc. and Goldman Sachs & Co.
                (incorporated by reference to Exhibit 10.30 to LTC Properties,
                Inc.'s Form 10-K/A for the year ended December 31, 1996)
     10.19      Form of Certificates, Form of Custodial Agreement and Form
                of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of March 1,
                1996 among LTC REMIC Corporation, as Depositor, GMAC
                Commercial Mortgage Corporation, as Master Servicer, LTC
                Properties, Inc. as Special Servicer and Originator and
                LaSalle National Bank as Trustee and ABN AMRO Bank N.V., as
                Fiscal Agent (incorporated by reference to Exhibit 10.1 to
                LTC Properties, Inc.'s Form 10-Q for the quarter ended March
                31, 1996)
     10.20      Senior Unsecured Revolving Line of Credit Agreement dated
                October 3, 1997 between LTC Properties, Inc. and Banque National de Paris, Sanwa Bank, California and The Sumitomo Bank
                (incorporated by reference to Exhibit 10.2 to LTC Properties,
                Inc.'s Form 10-Q for the quarter ended September 30, 1997)
     21.1       List of subsidiaries as filed herewith
     23.1       Consent of Ernst & Young LLP with respect to the financial information of the Company as filed herewith
     27.1       Financial data schedule for the year ended December 31, 1997 as filed herewith.
     27.2       Restated financial data schedules for the three months ended
                March 31, 1997, June 30, 1997 and September 30, 1997 as
                filed herewith.
     27.3       Financial data schedules for the years ended December 31, 1996 and 1995 as filed herewith.
     27.4       Restated financial data schedules for the three months ended
                March 31, 1996, June 30, 1996 and September 30, 1996 as
                filed herewith.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934. Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LTC Properties, Inc.
                                       Registrant



Dated: March 25, 1998                  By:    /s/ JAMES J. PIECZYNSKI
                                          --------------------------------
                                                 JAMES J. PIECZYNSKI
                                       President, Chief Financial Officer
                                       and Director


 /s/ ANDRE C. DIMITRIADIS
---------------------------    Chairman of the Board, Chief       March 25, 1998
   ANDRE C. DIMITRIADIS        Executive Officer and Director


  /s/ EDMUND C. KING
-----------------------------              Director               March 25, 1998
      EDMUND C. KING


  /s/ WENDY L. SIMPSON
-----------------------------              Director               March 25, 1998
      WENDY L. SIMPSON


  /s/ SAM YELLEN
-----------------------------              Director               March 25, 1998
      SAM YELLEN