Form 10-Q
period 1998-03-31
LTC PROPERTIES INC
filed 1998-05-15
CIK 887905

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20459
                                     __________

                                     FORM 10-Q
(Mark One)
   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                                         OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares of Registrant's common stock, $.01 par value, outstanding at May 8, 1998
- 26,738,742

                                LTC PROPERTIES, INC.

                                     FORM 10-Q

                                   MARCH 31, 1998


                                       INDEX



PART I -- FINANCIAL INFORMATION                                          PAGE

  Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets . . . . . . . . . . . . 3
               Condensed Consolidated Statements of Income . . . . . . . . . 4
               Condensed Consolidated Statements of Cash Flows . . . . . . . 5
               Notes to Condensed Consolidated Financial Statements  . . . . 6

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations . . . .10

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .13



                                      LTC PROPERTIES, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands, except share amounts)



                                                                     March 31,        December 31,
                                                                       1998                1997
                                                                     ----------        ----------
                                                                    (Unaudited)


ASSETS
Real Estate Investments:
 Buildings and improvements, net of accumulated depreciation and
   amortization:   1998 - $22,623; 1997 - $20,042                   $  321,644        $  282,582
  Land                                                                  17,592            16,246
Mortgage loans receivable, net of allowance for doubtful accounts:
   1998 - $1,000; 1997 - $1,000                                        254,081           254,094
REMIC Certificates, at estimated fair value                             87,650            87,811
                                                                     ---------         ---------
   Real estate investments, net                                        680,967           640,733
Other Assets:
 Cash and cash equivalents                                                 253             4,974
 Debt issue costs, net                                                   3,091             3,733
 Interest receivable                                                     4,039             3,862
 Prepaid expenses and other assets                                       7,464             3,362
                                                                     ---------         ---------
                                                                        14,847            15,931
                                                                     ---------         ---------
   Total assets                                                     $  695,814        $  656,664
                                                                     ---------         ---------
                                                                     ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2004                  $  73,714         $  91,823
Bank borrowings                                                        121,000            87,500
Mortgage loans and notes payable                                        63,671            56,785
Bonds payable and capital lease obligations                             13,564            13,616
Accrued interest                                                         2,361             4,453
Accrued expenses and other liabilities                                   3,669             4,429
Distributions payable                                                      985               772
                                                                     ---------         ---------
   Total liabilities                                                   278,964           259,378

Minority interest                                                       14,338            11,159
Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
    shares issued and outstanding: 1998 - 5,080,000;
    1997 - 5,080,000                                                   127,000           127,000
Common stock: $0.01 par value; 40,000,000 shares authorized;
    shares issued and outstanding: 1998 - 26,723,955,
    1997 - 25,025,003                                                      267               250
Capital in excess of par value                                         297,202           277,732
Notes receivable from stockholders                                     (11,415)           (9,429)
Cumulative net income                                                  119,181           107,677
Cumulative distributions                                              (129,723)         (117,103)
                                                                     ---------         ---------
   Total stockholders' equity                                          402,512           386,127
                                                                     ---------         ---------
   Total liabilities and stockholders' equity                       $  695,814        $  656,664
                                                                     ---------         ---------
                                                                     ---------         ---------

                               SEE ACCOMPANYING NOTES



                                LTC PROPERTIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share amounts)
                                    (Unaudited)




                                                             Three Months ended March 31,
                                                             ----------------------------
                                                               1998                1997
                                                               -----               ----
Revenues:
  Rental income                                                $  9,066            $  6,314
  Interest income from mortgage loans                             7,176               6,143
  Interest income from REMIC Certificates                         3,379               3,716
  Interest and other income                                       1,598                 314
                                                            -----------         -----------

       Total revenues                                            21,219              16,487

Expenses:
  Interest expense                                                5,642               5,707
  Depreciation and amortization                                   2,666               1,919
  Amortization of Founders' stock                                     -                  19
  Minority interest                                                 320                 297
  Operating and other expenses                                    1,142                 939
                                                            -----------         -----------
       Total expenses                                             9,770               8,881
                                                            -----------         -----------

Operating income                                                 11,449               7,606

Other Income:
  Unrealized gain (loss) on changes in estimated
    fair value of REMIC Certificates                                 56              (1,072)
                                                            -----------         ------------

Net income                                                       11,505               6,534

Preferred dividends                                               2,954                 427
                                                            -----------         -----------


Net income available to common stockholders                    $  8,551            $  6,107
                                                            -----------         -----------
                                                            -----------         -----------
Net Income per Common Share:
  Basic net income per common share                            $  0.33             $  0.28
                                                            ----------          ----------
                                                            ----------          ----------
  Diluted net income per common share                          $  0.33             $  0.27
                                                            ----------          ----------
                                                            ----------          ----------



                               SEE ACCOMPANYING NOTES


                                LTC PROPERTIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)


                                                              Three Months ended March 31,
                                                              ----------------------------
                                                              1998                 1997
                                                              ----                 ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $  11,505            $  6,534
  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                 2,666               1,938
     Unrealized gain from temporary changes in estimated
        fair value of REMIC certificates                             (56)              1,072
     Other non-cash charges                                           83                 508
     Decrease in accrued interest                                 (2,092)             (2,265)
     Net change in other assets and liabilities                     (346)                (59)
                                                               ---------            ---------
       Net cash provided by operating activities                  11,760               7,728

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                       -              73,800
  Proceeds from issuance of common stock, net                          -              17,349
  Borrowings under the lines of credit                            37,000              74,900
  Repayments of bank borrowings                                   (3,500)            (97,300)
  Principal payments on mortgage loans payable and
   capital lease obligations                                        (184)               (151)
  Distributions paid                                             (12,407)             (6,679)
  Other                                                             (428)               (490)
                                                               ---------            ---------
       Net cash provided by financing activities                   20,481             61,429

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                              (2,234)            (59,148)
  Acquisitions of real estate properties, net                     (30,872)            (11,607)
  Principal payments on mortgage loans receivable                     580                 326
  Other                                                            (4,436)               (274)
                                                               ----------          -----------
      Net cash used in investing activities                       (36,962)            (70,703)
                                                               ----------          -----------
Increase (decrease) in cash and cash equivalents                   (4,721)             (1,546)
Cash and cash equivalents, beginning of period                      4,974               3,148
                                                               ----------           ----------
Cash and cash equivalents, end of period                         $    253            $  1,602
                                                               ----------           ----------
                                                               ----------           ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $  7,439            $  7,674
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                     $ 18,109           $  30,152
  Notes receivable relating to exercise of employee stock options   2,088               4,908
  Assumption of mortgage loans payable for acquisitions
       of real estate properties                                    7,018                   -
  Conversion of mortgage loans into owned properties                1,667                   -
  Minority interest related to acquisitions of real estate
   properties                                                       3,432                   -



                               SEE ACCOMPANYING NOTES

                                LTC PROPERTIES, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company") without audit and in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income which is distributed to its stockholders.

2.   REAL ESTATE INVESTMENTS


The Company's Board of Directors has authorized the Company to invest up to 30% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $87,650,000 investment in REMIC Certificates) in assisted living facilities ("ALFs"). In addition, the Board of Directors has authorized the Company to invest up to 20% of its adjusted gross real estate investment portfolio in properties operated by Assisted Living Concepts, Inc. ("ALC"). At March 31, 1998, the Company's adjusted gross real estate portfolio was approximately $816,886,000 of which the Company had investments in ALFs and in properties operated by ALC of approximately $182,920,000 and $85,292,000, respectively or 22.4% and 10.4%, respectively, of the Company's total adjusted gross real estate investment portfolio.

MORTGAGE LOANS. During the three months ended March 31, 1998, the Company invested $1,950,000 in a single mortgage loan secured by a skilled nursing facility with 120 beds. In addition, sale/lease-back financing was provided on an assisted living facility that was previously financed with a construction loan of approximately $1,667,000 and an additional $284,000 of financing was provided on ALFs under construction.

OWNED PROPERTIES. During the three months ended March 31, 1998, the Company acquired six skilled nursing facilities with a total of 550 beds and five ALFs with a total of 423 units for approximately $41,322,000. Included in this amount was one assisted living facility with 42 units that was purchased for approximately $1,171,000 net of the construction loan of $1,667,000 discussed above. Three of the skilled nursing facilities were acquired through the formation of a limited partnership and five of the skilled nursing facilities, including two of the facilities acquired through the partnership, were purchased subject to mortgage loans of approximately $7,018,000.

                                LTC PROPERTIES, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      (CONTINUED)

Subsequent to March 31, 1998, the Company completed investments in mortgage loans of approximately $7,200,000 and owned properties of approximately $29,600,000.

REMIC CERTIFICATES. As of March 31, 1998, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $188,817,000 and 7.86%. As of March 31, 1998, the face value, unamortized cost and the estimated fair value of the subordinated REMIC Certificates held by the Company was $74,800,000, $81,148,000 and $87,650,000, respectively. The effective yield on the subordinated REMIC Certificates held by the company, based on expected future cash flows with no unscheduled prepayments was 16.7% at March 31, 1998.

Subsequent to March 31, 1998, the Company completed the securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% (the "1998-1 Pool). As part of the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates.
Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,700,000 provided to wholly owned subsidiaries and limited partnerships of the Company. Net proceeds from the above securitization will be used to repay borrowings outstanding under the Company's line of credit.

COMMITMENTS. As of May 8, 1998, the Company had outstanding commitments aggregating approximately $248,000,000 of which $50,000,000 are due to expire in each of 1999 and 2000.

3.   DEBT OBLIGATIONS

BANK BORROWINGS. As of March 31, 1998, $121,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth.

CONVERTIBLE SUBORDINATED DEBENTURES. During the three months ended March 31, 1998, holders of approximately $18,109,000 in principal amount of convertible subordinated debentures elected to convert the debentures into 1,160,452 shares of common stock at prices ranging from $10.00 to $17.25 per share. Subsequent to March 31, 1998, an additional $240,000 in principal amount of convertible subordinated debentures converted into 14,787 shares of the Company's common stock at prices ranging from $15.00 to $16.50 per share.

MORTGAGE LOANS PAYABLE.   During the three months ended March 31, 1998, the
Company acquired five skilled nursing facilities that were subject to mortgage loans of approximately $7,018,000. These mortgage loans have a current weighted average interest rate of 12%, are due in September 2002 and are payable to a REMIC formed by the Company in 1993.

                                LTC PROPERTIES, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      (CONTINUED)


4.   STOCKHOLDERS EQUITY

During the three months ended March 31, 1998, the Company's management and directors purchased 146,500 shares of the Company's common stock under the option loan program. At March 31, 1998, loans totaling $11,415,000 bearing interest at rates ranging from 5.77% to 6.63% per annum were outstanding. These loans are secured by a pledge of the shares of common stock acquired through the exercise of options and are full recourse to the borrower. The market value of the common stock securing these loans was approximately $16,100,000 at March 31, 1998.

5.   DISTRIBUTIONS

During the three months ended March 31, 1998, the Company declared and paid cash dividends on the Series A Preferred Stock totaling $1,829,000. During the three months ended March 31, 1998, the Company declared and paid cash dividends on the Series B Preferred Stock totaling $1,125,000 and $912,000, respectively. Dividends paid on the Series B Preferred Stock represent a partial period dividend of $.0813 per share for the period from December 18 through December 31, 1997 and the regular monthly dividend of $.1875 per share for subsequent periods.

During the three months ended March 31, 1998, the Company declared and paid cash dividends on its common stock totaling $9,666,000. Dividends declared on the Company's common stock represent the regular quarterly dividend of $.365 per share for the quarter ended March 31, 1998. Subsequent to March 31, 1998, the Company's Board of Directors authorized an increase in the regular quarterly dividend to $.39 per share.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):




                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                          1998               1997
                                          ----               ----

Net income                                $11,505             $6,534
Preferred dividends                        (2,954)              (427)
Net income for basic net                  --------            -------
 income per share                           8,551              6,107
9.75% debentures due 2004                      13                 10
                                           -------            -------
Net income for diluted net income
 per share                                 $8,564             $6,117
                                           -------           -------
                                           -------           -------

Shares for basic net income per share      26,023             22,150
Stock options                                  39                384
9.75% debentures due 2004                      55                 84
                                          -------             ------
Shares for diluted net income per share    26,117             22,618
                                          -------             ------
                                          -------             ------

Basic net income per share                  $0.33              $0.28
                                          -------             ------
Diluted net income per share                $0.33              $0.27
                                          -------             ------
                                          -------             ------


                                LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      (CONTINUED)


7.   INTEREST RATE SWAP AGREEMENTS

As of March 31, 1998, the Company was party to a seven-year forward interest rate swap agreement under which the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.655% on a notional amount of $60,000,000 and a Treasury lock agreement whereby the Company locked into a rate of 6.484% on the seven year Treasury Note Rate on a notional amount of $65,000,000. The interest rate swap agreement and the Treasury lock agreements were scheduled to be settled by June 30, 1998 and April 30, 1998, respectively. Upon settlement of the Treasury lock agreement the Company will either receive or make a payment based on the change in the seven year Treasury Note Rate. As of March 31, 1998, these agreements were accounted for as hedges and were entered into to minimize the Company's exposure to interest rate risk on mortgage loans that the Company intends to transfer to a REMIC trust. The fair value or mortgage loans will vary with changes in interest rates.

Subsequent to March 31, 1998, the interest rate swap and Treasury lock agreements were terminated in connection with the transfer of mortgage loans to a REMIC trust. Upon termination of these agreements, the Company made an aggregate payment of approximately $5,000,000 that will be included in the cost of the recently completed securitization transaction.

                                LTC PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues for the three months ended March 31, 1998 increased approximately 29% to $21,219,000 from $16,487,000 for the same period in 1997. The increase in revenues resulted from increased rental income of $2,752,000, increased interest income on mortgage loans of $1,033,000 and an increase in interest and other income of $1,284,000. Partially offsetting the above increases was a decrease of approximately $337,000 in interest income from REMIC certificates. Rental income increased $2,270,000 as a result of property acquisitions completed since during the later part of 1997 and $425,000 due to the property acquisitions completed during the first three months of 1998. "Same-store" rents increased $172,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income was a decrease of $115,000 resulting from the sale of properties in the later part of 1997. The increase in mortgage interest income resulted from the higher mortgage investment base in 1998 compared to 1997. Increased interest and other income for 1998 resulted from interest income on notes receivable from stockholders and increased commitment fees. The decrease in interest income from REMIC certificates is a result of the sale of $11,811,000 face amount of subordinated certificates in June 1997.

Total expenses for the three months ended March 31, 1998 were 46% of net revenues compared to 54% for the same period in 1997. The decrease is due to a reduction in interest expense as a percent of net revenues. The reduction in interest expense is primarily the result of conversions of subordinated debentures during 1997 and 1998 and the utilization of equity to fund financing activities in 1997. Depreciation and amortization as a percent of rental income remained stable at 29% and 30% in 1998 and 1997, respectively. The increase in operating and other expenses is due to increased salaries and benefits attributable to an increase in full time employees.

Other income increased due to an decrease in the estimated fair value of REMIC Certificates which resulted in an unrealized loss of $1,072,000 during the prior period as compared to the current period's unrealized gain of $56,000.

During the three months ended March 31, 1998, the Company declared dividends of $2,954,000 representing a full quarter of dividends on its Series A Cumulative Preferred Stock issued in March 1997 and its Series B Cumulative Preferred Stock issued in December 1997. Dividends declared during the three months ended March 31, 1997 represent a partial dividend on the Series A Cumulative Preferred Stock issued in March 1997.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders increased $2,444,000 to $8,551,000 for the three months ended March 31, 1998 from $6,107,000 for the same period in 1997.

                                LTC PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION

                                    (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's real estate investment portfolio consisted of approximately $361,859,000 invested in owned skilled nursing and assisted living facilities (before accumulated depreciation of $22,623,000), approximately $255,081,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000) and approximately $87,650,000 invested in
REMIC Certificates.   As of March 31, 1998, the outstanding certificate
principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $188,817,000 and 7.86%. As of March 31, 1998, the face value, unamortized cost and the estimated fair value of the subordinated REMIC Certificates held by the Company was $74,800,000, $81,148,000 and $87,650,000, respectively. The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows with no unscheduled prepayments was 16.7% at March 31, 1998. The Company's portfolio consists of 275 skilled nursing facilities and 81 assisted living facilities in 34 states.

During the three months ended March 31, 1998, the Company completed approximately $43,556,000 in new investments in long-term care facilities consisting of approximately $2,234,000 in mortgage loans and approximately $41,322,000 in owned properties. The Company financed its investments through the assumption of mortgage loans of $7,018,000 bearing interest at 12% and maturing in 2002, issuance of $3,432,000 in minority interests, short-term borrowings and cash on hand.

As of March 31, 1998, $121,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%.

The Company currently has the option to redeem, at any time and without penalty, its outstanding $507,000 aggregate principal amount of 9.75% Convertible Subordinated Debentures due 2004 and $12,796,000 aggregate principal amount of 8.5% Convertible Subordinated Debentures due 2000. Since such debentures are convertible into common stock of the Company at conversion prices of $10.00 and $15.00 per share, the Company anticipates that substantially all of such debentures will be converted if it elects to redeem the debentures.

Subsequent to March 31, 1998, the Company completed investments totaling $36,800,000. As of May 8, 1998, the Company had outstanding commitments aggregating approximately $248,000,000. Commitments of $50,000,000 are due to expire in each of 1999 and 2000.

Subsequent to March 31, 1998, the Company completed the securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% (the "1998-1 Pool). As part of the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates.
Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,700,000 provided to wholly owned subsidiaries and limited partnerships

                                LTC PROPERTIES, INC.
v
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION

                                    (CONTINUED)


of the Company. Net proceeds from the above securitization will be used to repay borrowings outstanding under the Company's line of credit.

The Company believes that its current cash from operations available for distribution or reinvestment, its borrowing capacity, the proceeds from the recently completed REMIC transaction, and the Company's ability to access the capital markets are sufficient to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments.

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

                                      PART II

                                LTC PROPERTIES, INC.

                                 OTHER INFORMATION

                                   MARCH 31, 1998



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS


          10.1 Senior Unsecured Revolving Line of Credit Agreement dated October 3, 1997 between LTC Properties, Inc. and Banque Nationale de Paris, Sanwa Bank California and The Sumitomo Bank

          27    Financial Data Schedule

                In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

          (b)   REPORTS ON FORM 8-K

                No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LTC PROPERTIES, INC.
                                             Registrant



Dated:  May 15 , 1998                         By:  /s/ JAMES J. PIECZYNSKI
                                                   -----------------------
                                                       James J. Pieczynski
                                                       President and Chief
                                                       Financial Officer