Form 10-Q
period 1998-06-30
LTC PROPERTIES INC
filed 1998-08-12
CIK 887905

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20459
                                   __________

                                    FORM 10-Q
(Mark One)
  / X /        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Shares of Registrant's common stock, $.01 par value, outstanding at August 7, 1998 - 27,642,302

===============================================================================

                              LTC PROPERTIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 1998


                                      INDEX

 PART I -- FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . PAGE

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets  . . . . . . . . . . . . . . 3
           Condensed Consolidated Statements of Income .  . . . . . . . . . . 4
           Condensed Consolidated Statements of Cash Flows. . . . . . . . . . 5
           Notes to Condensed Consolidated Financial Statements . . . . . . . 6

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations . . . . 12

  PART II -- OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 16

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 16

                                       2

                                LTC PROPERTIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share amounts)

                                                                                   June 30,        December 31,
                                                                                     1998               1997
                                                                                 -------------      ------------
                                                                                  (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization:   1998 - $24,548; 1997 - $20,042                                 $  417,200        $ 282,582
  Land                                                                                  21,199           16,246
Mortgage loans receivable held for sale, net of allowance for doubtful
     accounts:  1998 - $1,000; 1997 - $1,000                                           160,544          254,094
REMIC Certificates, at estimated fair value                                            107,558           87,811
                                                                                    ----------         ---------
     Real estate investments, net                                                      706,501          640,733

Other Assets:
  Cash and cash equivalents                                                              3,063            4,974
  Debt issue costs, net                                                                  2,895            3,733
  Interest receivable                                                                    3,667            3,862
  Investment in and advances to LTC Healthcare, In                                       6,960               -
  Prepaid expenses and other assets                                                      3,157            3,362
                                                                                    ----------         ---------
                                                                                        19,742           15,931
                                                                                    ----------         ---------
     Total assets                                                                   $  726,243        $ 656,664
                                                                                    ----------         ---------
                                                                                    ----------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible subordinated debentures due 1999 - 2004                                 $   60,236        $  91,823
Bank borrowings                                                                        115,000           87,500
Mortgage loans and notes payable                                                        84,994           56,785
Bonds payable and capital lease obligations                                             17,698           13,616
Accrued interest                                                                         3,821            4,453
Accrued expenses and other liabilities                                                   6,107            4,429
Distributions payable                                                                      985              772
                                                                                    ----------         ---------
     Total liabilities                                                                 288,841          259,378

Minority interest                                                                       14,662           11,159
Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
  shares issued and outstanding: 1998 - $5,080,000; 1997 - 5,080,000                  127,000          127,000
Common stock: $0.01 par value; 40,000,000 shares authorized;
  shares issued and outstanding: 1998 - 27,636,786, 1997 - 25,025,003                     272              250
Capital in excess of par value                                                         310,699          277,732
Notes receivable from stockholders                                                     (11,304)          (9,429)
Cumulative net income                                                                  139,261          107,677
Cumulative distributions                                                              (143,188)        (117,103)
                                                                                    ----------       ----------
     Total stockholders' equity                                                        422,740          386,127
                                                                                    ----------       ----------
     Total liabilities and stockholders' equity                                     $  726,243       $  656,664
                                                                                    ----------       ----------
                                                                                    ----------       ----------

                               SEE ACCOMPANYING NOTES

                            LTC PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands, except per share amounts)
                                                             (Unaudited)

                                                                    Three Months Ended                      Six Months Ended
                                                                          June 30,                                June 30,
                                                                 ---------------------------            ---------------------------
                                                                   1998              1997                  1998            1997
                                                                 ---------------------------            ---------------------------
Revenues:
  Rental income                                                   $ 10,581         $  7,561              $ 19,647         $ 13,875
  Interest income from mortgage loans                                5,963            6,345                13,139           12,488
  Interest income from REMIC Certificates                            4,364            3,731                 7,743            7,447
  Interest and other income                                          1,671              478                 3,269              792
                                                                  --------          --------              --------         --------
          Total revenues                                            22,579           18,115                43,798           34,602
                                                                  --------          --------              --------         --------
Expenses:
  Interest expense                                                   5,891            5,632                11,533           11,339
  Depreciation and amortization                                      2,815            2,225                 5,481            4,144
  Amortization of Founders' stock                                       -                12                     -               31
  Minority interest                                                    408              297                   728              594
  Operating and other expenses                                       1,422            1,006                 2,564            1,945
                                                                  --------          --------              --------       --------
          Total expenses                                            10,536            9,172                20,306           18,053
                                                                  --------          --------              --------       --------
Operating income                                                    12,043            8,943                23,492           16,549

Other Income:
  Unrealized gain (loss) on REMIC Certificates                        (153)             872                  (97)             (200)
  Gain on sale of real estate                                        8,188                -                8,188                -
  Other income, net                                                      -              111                    -               111
                                                                  --------          --------              --------         --------
          Total other income                                         8,035              983                8,091               (89)
                                                                  --------          --------              --------         --------

Net income                                                          20,078            9,926               31,583            16,460

Preferred dividends                                                 (2,954)          (1,828)              (5,908)           (2,255)
                                                                  --------          --------              --------         --------
Net income available to common stockholders                       $ 17,124         $  8,098             $ 25,675          $ 14,205
                                                                  --------          --------              --------         --------
                                                                  --------          --------              --------         --------
Net Income per Common Share:
  Basic net income per common share                               $   0.64         $   0.35              $  0.97          $   0.63
                                                                  --------          --------              --------         --------
                                                                  --------          --------              --------         --------
  Diluted net income per common share                             $   0.59         $   0.35              $  0.93          $   0.62
                                                                  --------          --------              --------         --------
                                                                  --------          --------              --------         --------

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                         Six Months Ended June 30,
                                                                                                        --------------------------
                                                                                                         1998              1997
                                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                       $     31,583         $ 16,460
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                        5,481            4,175
     Gain on sale of real estate                                                                         (8,188)              -
     Unrealized holding (gain) loss on estimated fair value of REMIC Certificates                            97              200
     (Gain) loss on sale of REMIC Certificates                                                                -           (1,231)
     Vesting of restricted stock                                                                              -            1,120
     Other non-cash charges                                                                                 648              976
     Net change in other assets and liabilities                                                           1,919              393
                                                                                                        -----------    ----------
       Net cash provided by operating activities                                                         31,540         $ 22,093

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                                                              -           73,800
  Proceeds from issuance of common stock, net                                                                 -           17,349
  Borrowings under the lines of credit                                                                  161,000          150,770
  Repayments of bank borrowings                                                                        (133,500)        (126,170)
  Principal payments on mortgage loans payable and capital lease obligations                             (4,676)            (825)
  Distributions paid                                                                                    (25,872)         (24,554)
  Other                                                                                                    (316)            (908)
                                                                                                        -----------     ---------
       Net cash provided by (used in)  financing activities                                              (3,364)          89,462

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                                   (18,256)         (66,088)
  Acquisitions of real estate properties, net                                                          (125,880)         (56,356)
  Proceeds from the sale of REMIC Certificates, net                                                     109,089           11,811
  Sale of real estate properties                                                                         11,600                -
  Principal payments on mortgage loans receivable                                                           982            2,854
  Investment in and advances to LTC Healthcare, Inc.                                                     (6,960)               -
  Other                                                                                                    (662)          (1,030)
                                                                                                        -----------    ----------
      Net cash used in investing activities                                                             (30,087)        (108,809)
                                                                                                        -----------    ----------
Increase (decrease) in cash and cash equivalents                                                         (1,911)           2,746
Cash and cash equivalents, beginning of period                                                            4,974            3,148
                                                                                                        -----------    ----------
Cash and cash equivalents, end of period                                                           $      3,063         $  5,894
                                                                                                        -----------    ----------
                                                                                                        -----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                                    $     11,301         $  9,703
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                       $     31,587         $ 31,161
  Notes receivable relating to exercise of employee stock options                                         2,088            7,631
  Assumption of mortgage loans payable for acquisitions of real estate properties                        11,224                -
  Conversion of mortgage loans into owned properties                                                      7,301           11,545
  Minority interest related to acquisitions of real estate properties                                     3,432                -

                            SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company") without audit and in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income which is distributed to its stockholders.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivatives be recorded at fair value with the changes in fair value or cash flows of the hedge and the hedged item being recognized as a component of earnings in the current period. The Company will adopt the accounting and disclosure provisions of SFAS No. 133 effective January 1, 2000. As of June 30, 1998, the Company had no outstanding derivatives therefore, adoption of SFAS No. 133 would have no impact on the Company's financial statements or related disclosures.

2. REAL ESTATE INVESTMENTS

MORTGAGE LOANS. During the six months ended June 30, 1998, the Company invested $12,750,000 in mortgage loans secured by five skilled nursing facilities with 510 beds and $5,152,000 (net of construction funding) in mortgage loans on three ALFs for which the Company had previously provided construction financing. In addition, sale/lease-back financing was provided on six assisted living facilities that were previously financed with construction loans of approximately $7,301,000 and an additional $354,000 of financing was provided on ALFs under construction.

OWNED PROPERTIES. During the six months ended June 30, 1998, the Company acquired seven skilled nursing facilities with a total of 821 beds and 22 ALFs with a total of 1,447 units for approximately $132,600,000. Included in this amount were six assisted living facilities with 260 units that were purchased for approximately $9,877,000 net of the construction loans of $7,301,000 discussed above. Three of the skilled nursing facilities were acquired through the formation of a limited partnership and are encumbered by minority interests of approximately $3,432,000. One ALF and five of the skilled nursing facilities, including two of the skilled nursing facilities acquired through the partnership, were purchased subject to mortgage loans of approximately $11,224,000.

                              LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

After a careful ongoing study of the child-care and education industry, during the six months ended June 30, 1998, the Company invested approximately $7,936,000 in two private schools and one charter school. These schools are leased to a publicly-traded company engaged in the operation of private and charter schools from pre-school through twelfth grade. The terms of the Company's existing line of credit allow the Company to invest up to $20.0 million in investments other than long-term care. There can be no assurance that the Company will continue to invest in private or charter schools or that the Company's financing institutions will approve investments in excess of $20.0 million in this industry.

During June 1998, the Company sold a skilled nursing facility with 278 beds located in Montana for gross proceeds of approximately $11,600,000. The Company's initial and net investment in this facility was approximately $3,831,000 and $3,000,000, respectively. In connection with the sale, proceeds of approximately $4,271,000 were used to repay an outstanding mortgage loan secured by the facility. The mortgage loan was payable to the pool of mortgage loans securing the Company's investment in REMIC Certificates. The remaining proceeds were used to repay borrowings outstanding under the Company's line of credit. The Company recognized a gain of approximately $8,188,000 on the sale of this facility.

REMIC CERTIFICATES. During May 1998, the Company completed the securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount ($20,700,000 carrying value) of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% on the face value (15.16% on the amortized cost) (the "1998-1 Pool"). As part of the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates. The subordinated and interest only certificates retained by the Company had an aggregate fair value of approximately $41,400,000 at the time of the securitization and a weighted average effective yield of 19.7%. Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,741,000 with a weighted average interest rate of approximately 8.7% provided to wholly owned subsidiaries and limited partnerships of the Company. Net proceeds of approximately $109,089,000 from the above securitization were used to repay borrowings outstanding under the Company's line of credit.

As of June 30, 1998, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $304,940,000 and 7.29%. As of June 30, 1998, the face value and the estimated fair value of the subordinated REMIC Certificates held by the Company was $82,662,000 and $107,558,000, respectively. The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 18.0% at June 30, 1998.

COMMITMENTS. As of August 7, 1998, the Company had outstanding commitments aggregating approximately $175,300,000 of which $51,200,000 and $50,000,000 are due to expire in 1999 and 2000, respectively.

                             LTC PROPERTIES, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


INVESTMENTS COMPLETED SUBSEQUENT TO JUNE 30, 1998. Subsequent to June 30, 1998, the Company completed investments in mortgage loans of approximately $6,500,000 and owned properties of approximately $3,700,000.

3.   LTC HEALTHCARE, INC.

On May 20, 1998, the Company announced its intention to spin-off LTC Healthcare, Inc. ("Healthcare"), a recently formed entity in which the Company owns a 99% non-voting common stock interest. In connection with the spin-off, Healthcare filed an information statement with the Securities and Exchange Commission on May 20, 1998 and a pre-effective amendment was filed on July 21, 1998.

After the information statement is declared effective and subject to approval by the boards of directors of the Company and Healthcare and satisfaction of cretain other conditions, the Company plans to effect the spin-off through a dividend to its stockholders of all Healthcare common stock held by the Company (the "Distribution"). Simultaneously with the Distribution, the Company's interest in non-voting common stock of Healthcare will be converted into voting common stock. The Distribution is expected to consist of 1/10 share of Healthcare voting common stock for each share of the Company's common stock held on the record date (to be determined). Upon completion of the spin-off, Healthcare will operate as a separate publicly-traded company. The Company's stockholders will not be required to pay for any shares of Healthcare common stock received in the Distribution, to vote on or approve the Distribution, or to take any other action to receive such shares. The Company currently anticipates the completion of the spin-off to occur during the third quarter of 1998.

Healthcare was organized to create and realize value by identifying and making opportunistic real estate, health care and other investments that either cannot be made by the Company because of REIT status limitations or which are outside of the Company's investing profile from a leverage perspective. Healthcare intends to make such investments through the direct acquisition, development, financing and operation of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities primarily engaged in the health care or real estate business. Prior to the spin-off, the Company will transfer to Healthcare certain equity investments, real properties and related assets and liabilities held by the Company with an estimated aggregate net fair value of approximately $20.0 million. Following the spin-off, the executive officers of the Company will continue to manage both the Company and Healthcare. The Company will continue to operate as a REIT following the spin-off, continuing to focus primarily on investing in long-term care and other health care-related facilities through mortgage loans, facility lease transactions and other investments.

The Company and Healthcare anticipate entering into various agreements which, among other things, will provide for the Company to have a right of first opportunity for all real estate investments identified by management, will provide for administrative services (the "Administrative Services Agreement") and will provide for an unsecured line of credit. Under the Administrative Services Agreement, the Company will provide management and administrative services to Healthcare, including the ability to use the services of the Company's employees in connection with Healthcare's business. In exchange for these administrative services, Healthcare will pay the Company a monthly

                             LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

fee equal to 25% of all wages, salaries and bonuses paid to the Company's employees. The Company will also provide Healthcare with a $20.0 million unsecured line of credit bearing interest at 10.0% and maturing in March 2008.

As of June 30, 1998, the Company had an equity investment of approximately $2,000,000 in Healthcare and had advanced Healthcare approximately $4,960,000 under the unsecured line of credit.

4.  DEBT OBLIGATIONS

BANK BORROWINGS. As of June 30, 1998, $115,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%.
The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth.

CONVERTIBLE SUBORDINATED DEBENTURES. On May 20, 1998, the Company announced that on July 1, 1998 it was redeeming all of its outstanding 8.5% Convertible Subordinated Debentures due 2000 (the "8.5% Debentures") and all of its outstanding 9.75% Convertible Subordinated Debentures due 2004 (the "9.75% Debentures"). Including conversions made in connection with the redemption of the 8.5% Debentures and the 9.75% Debentures, during the six months ended June 30, 1998, holders of approximately $31,587,000 in principal amount of convertible subordinated debentures elected to convert the debentures into 2,073,283 shares of common stock at prices ranging from $10.00 to $17.25 per share. On July 1, 1998, the Company redeemed the outstanding $90,000 principal amount of 8.5% Debentures and $20,000 principal amount of 9.75% Debentures. On July 1, 1998, subsequent to the conversion and redemption of debentures discussed above, the Company had $60,126,000 principal amount of convertible subordinated debentures outstanding which were convertible into 3,722,037 shares of common stock.

Subsequent to June 30, 1998, an additional $92,000 in principal amount of convertible subordinated debentures converted into 5,516 shares of the Company's common stock at prices ranging from $15.50 to $17.25 per share.

MORTGAGE LOANS PAYABLE.   During the six months ended June 30, 1998, the Company
acquired five skilled nursing facilities that were subject to mortgage loans of approximately $7,018,000. These mortgage loans have a current weighted average interest rate of 12%, are due in September 2002 and are payable to a REMIC formed by the Company in 1993.

During 1998, the Company provided non-recourse mortgage loans of approximately $11,826,000 to a wholly owned subsidiary and a newly formed limited partnership. In May 1998, the Company completed a securitization transaction that included loans provided to wholly owned subsidiaries and limited partnerships of the Company of approximately $25,741,000. Such loans included $11,826,000 of loans originated in 1998 and approximately $13,915,000 of loans originated in 1996.

                                  LTC PROPERTIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


BONDS PAYABLE AND CAPITAL LEASE OBLIGATIONS. During May 1998, the Company acquired a skilled nursing facility subject to a multi-unit housing tax-exempt revenue bond LTC PROPERTIES, INC. of approximately $4,206,000. The bond bears interest at 10.9% and matures in 2025.

5.   STOCKHOLDERS EQUITY

During 1998, the Company made loans under the Company's option loan program totaling $2,088,000 to management and directors for the exercise of options for 146,500 shares of the Company's common stock. At June 30, 1998, loans of $11,304,000 were outstanding to management and directors bearing interest at rates ranging from 5.77% to 6.63% per annum. These loans are secured by a pledge of the shares of common stock acquired through the exercise of options and are full recourse to the borrower. The market value of the common stock securing these loans was approximately $15,515,000 at June 30, 1998.

6.   DISTRIBUTIONS

During the three months ended June 30, 1998, the Company declared and paid cash dividends on the Series A Preferred Stock and Series B Preferred Stock totaling $1,829,000 and $1,125,000, respectively. During the six months ended June 30, 1998, the Company declared and paid cash dividends on the Series A Preferred Stock of $3,658,000. During the six months ended June 30, 1998, the Company declared and paid cash dividends on the Series B Preferred Stock totaling $2,250,000 and $2,037,000, respectively. Dividends paid on the Series B Preferred Stock represent a partial period dividend of $.0813 per share for the period from December 18 through December 31, 1997 and the regular monthly dividend of $.1875 per share for subsequent periods.

The Company's Board of Directors authorized an increase in the regular quarterly dividend to $.39 per share beginning in the second quarter of 1998. During the three months and six months ended June 30, 1998, the Company declared and paid cash dividends on its common stock totaling $10,512,000 and $20,177,000, respectively. Dividends declared and paid on the Company's common stock represent the regular quarterly dividend of $.365 per share for the quarter ended March 31, 1998 and $0.39 per share for the quarter ended June 30, 1998.

6.  INTEREST RATE SWAP AGREEMENTS

As of December 31, 1997, the Company was party to a seven-year forward interest rate swap agreement under which the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.655% on a notional amount of $60,000,000 and a Treasury lock agreement whereby the Company locked into a rate of 6.484% on the seven year Treasury Note Rate on a notional amount of $65,000,000. As of December 31, 1997, these agreements were accounted for as hedges and were entered into to minimize the Company's exposure to interest rate risk on mortgage loans that the Company intended to transfer to a REMIC trust. In May 1998, the interest rate swap and Treasury lock agreements were terminated in connection with the completion of the securitization transaction and the Company made an aggregate payment of approximately $5,000,000 that was included in the cost of the recently completed securitization transaction. See "Note 2. Real Estate Investments -REMIC CERTIFICATES."

                              LTC PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                --------------------------          -------------------------
                                                                   1998              1997            1998              1997
                                                                ----------       ---------          ---------        --------
 Net income                                                      $20,078            $9,926          $31,583           $16,460
 Preferred dividends                                              (2,954)           (1,828)          (5,908)           (2,255)
                                                                ----------       ---------          ---------        --------
 Net income for basic net income per share                        17,124             8,098           25,675            14,205

 Effect of dilutive securities:
   7.75% convertible debentures due 2002                             152               255              322                 -
   8.50% convertible debentures due 2001                             537               833            1,138                 -
   8.50% convertible debentures due 2000                             366               482              764                 -
   9.75% convertible debentures due 2004                              15                11               28                21
   8.25% convertible debentures due 1999                             215               205              430                 -
   8.25% convertible debentures due 2001                             440                 -              906                 -
   Convertible partnership units                                     374                 -              657                 -
                                                                ----------       ---------          ---------        --------
 Net income for diluted net income per share                     $19,223            $9,884          $29,920           $14,226
                                                                ----------       ---------          ---------        --------
                                                                ----------       ---------          ---------        --------
 Shares for basic net income  per share                           26,763            22,991           26,395            22,571

 Effect of dilutive securitites:
   Stock options                                                       4               294               21               294
   7.75% convertible debentures due 2002                             457               742              476                 -
   8.50% convertible debentures due 2001                           1,491             2,368            1,589                 -
   8.50% convertible debentures due 2000                             835             1,434            1,009                 -
   9.75% convertible debentures due 2004                              49                82               52                83
   8.25% convertible debentures due 1999                             645               645              645                 -
   8.25% convertible debentures due 2001                           1,134                 -            1,167                 -
   Convertible partnership units                                     950                 -              912                 -
                                                                ----------       ---------          ---------        --------
 Shares for diluted net income per share                          32,328            28,556           32,266            22,948
                                                                ----------       ---------          ---------        --------
                                                                ----------       ---------          ---------        --------

 Basic net income per share                                        $0.64             $0.35            $0.97             $0.63
                                                                ----------       ---------          ---------        --------
                                                                ----------       ---------          ---------        --------
 Diluted net income per share                                      $0.59             $0.35            $0.93             $0.62
                                                                ----------       ---------          ---------        --------
                                                                ----------       ---------          ---------        --------


                                 LTC PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues for the three months ended June 30, 1998 increased approximately 25% to $22,579,000 from $18,115,000 for the same period in 1997. The increase in revenues resulted from increased rental income of $3,020,000, increased interest income from REMIC certificates of $633,000 and an increase in interest and other income of $1,193,000. Partially offsetting the above increases was a decrease of approximately $382,000 in interest income on mortgage loans.

Rental income increased $2,028,000 as a result of property acquisitions completed during the later part of 1997 and $1,819,000 due to the property acquisitions completed during the first six months of 1998. "Same-store" rents increased $138,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income was a decrease of $965,000 resulting from the sale of properties in the later part of 1997. The increase in interest income from REMIC certificates and the decrease in interest income on mortgage loans is the result of the completion of a securitization transaction in May 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Increased interest and other income for 1998 resulted primarily from interest income on notes receivable from stockholders and increased commitment fees.

Total expenses for the three months ended June 30, 1998 were 47% of revenues compared to 51% for the same period in 1997. The decrease is primarily due to a reduction in interest expense as a percent of net revenues that resulted from the conversion of subordinated debentures during 1997 and 1998 and the utilization of equity to fund financing activities in 1997. Depreciation and amortization increased as a result of a larger investment base in owned properties in 1998 as compared to 1997. The increase in operating and other expenses is due to increased salaries and benefits attributable to an increase in full time employees.

Other income for the three months ended June 30, 1998 includes a gain of approximately $8,188,000 on the sale of a skilled nursing facility with 278 beds located in Montana. Offsetting the increase in other income attributable to the gain on the sale of real estate was a decrease in the estimated fair value of REMIC Certificates which resulted in an unrealized loss of $153,000 during the current period as compared to the prior period's unrealized gain of $872,000.

During the three months ended June 30, 1998, the Company declared dividends of $2,954,000 representing a full quarter of dividends on its Series A Cumulative Preferred Stock issued in March 1997 and its Series B Cumulative Preferred Stock issued in December 1997. Dividends declared during the three months ended June 30, 1997 represent a full quarter of dividends on the Series A Cumulative Preferred Stock issued in March 1997.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders increased $9,026,000 to $17,124,000 for the three months ended June 30, 1998 from $8,098,000 for the same period in 1997.

                               LTC PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues for the six months ended June 30, 1998 increased approximately 27% to $43,798,000 from $34,602,000 for the same period in 1997. The increase in revenues resulted from increased rental income of $5,772,000, increased interest income on mortgage loans of $651,000, increased interest income from REMIC certificates of $296,000 and an increase in interest and other income of $2,477,000.

Rental income increased $4,299,000 as a result of property acquisitions completed during the later part of 1997 and $2,244,000 due to the property acquisitions completed during the first six months of 1998. "Same-store" rents increased $275,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income was a decrease of $1,046,000 resulting from the sale of properties in the later part of 1997. The increase in interest income on mortgage loans resulted from a higher average mortgage investment base in 1998 compared to 1997. Somewhat offsetting the increase in interest income from mortgage loans was a decrease related to the completion of a securitization transaction in May 1998. The completion of the above securitization transaction also accounted for the increase in interest income from REMIC certificates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Increased interest and other income for 1998 resulted primarily from interest income on notes receivable from stockholders and increased commitment fees.

Total expenses for the six months ended June 30, 1998 were 46% of net revenues compared to 52% for the same period in 1997. The decrease is primarily due to a reduction in interest expense as a percent of net revenues that resulted from the conversion of subordinated debentures during 1997 and 1998 and the utilization of equity to fund financing activities in 1997. Depreciation and amortization increased as a result of a larger investment base in owned properties in 1998 as compared to 1997. The increase in operating and other expenses is due to increased salaries and benefits attributable to an increase in full time employees.

Other income for the six months ended June 30, 1998 includes a gain of approximately $8,188,000 on the sale of a skilled nursing facility with 278 beds located in Montana.

During the six months ended June 30, 1998, the Company declared dividends of $5,908,000 representing the regular monthly dividend on its Series A Cumulative Preferred Stock issued in March 1997 and its Series B Cumulative Preferred Stock issued in December 1997. Dividends declared during the six months ended June 30, 1997 represent a partial dividend for the month of March 1997 and the regular monthly dividend for April 1997 through June 1997 on the Series A Cumulative Preferred Stock issued in March 1997.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders increased $11,470,000 to $25,675,000 for the six months ended June 30, 1998 from $14,205,000 for the same period in 1997.

                               LTC PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's real estate investment portfolio consisted of approximately $462,947,000 invested primarily in owned skilled nursing and assisted living facilities (before accumulated depreciation of $24,548,000), approximately $161,544,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000) and approximately $107,558,000 invested in
REMIC Certificates.   As of June 30, 1998, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $304,940,000 and 7.29%. As of June 30, 1998, the face value and the estimated fair value of the subordinated REMIC Certificates held by the Company was $82,662,000 and $107,558,000, respectively. The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 18.0% at June 30, 1998. The Company's portfolio consists of 279 skilled nursing facilities, 92 assisted living facilities and three schools in 37 states.

During the six months ended June 30, 1998, the Company completed approximately $158,792,000 in new investments consisting of approximately $18,256,000 in mortgage loans and approximately $140,536,000 in owned properties. The Company financed its investments through the assumption of mortgage loans and bonds of $11,224,000 bearing interest at a weighted average rate of 11.6%, issuance of $3,432,000 in minority interests, proceeds from its recently completed securitization transaction discussed below, short-term borrowings and cash on hand.

During June 1998, the Company sold a skilled nursing facility with 278 beds located in Montana for gross proceeds of approximately $11,600,000. The Company's initial and net investment in this facility was approximately $3,831,000 and $3,000,000, respectively. In connection with the sale, proceeds of approximately $4,271,000 were used to repay an outstanding mortgage loan secured by the facility. The mortgage loan was payable to the pool of mortgage loans securing the Company's investment in REMIC Certificates. The remaining proceeds were used to repay borrowings outstanding under the Company's line of credit. The Company recognized a gain of approximately $8,188,000 on the sale of this facility.

During May 1998, the Company completed the securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount ($20,700,000 carrying value) of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% on the face value (15.16% on the amortized cost) (the "1998-1 Pool"). As part of the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates. The subordinated and interest only certificates retained by the Company had an aggregate fair value of approximately $41,400,000 at the time of the securitization and a weighted average effective yield of 19.7%. Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,741,000 with a weighted average interest rate of approximately 8.7% provided to wholly owned subsidiaries and limited partnerships of the Company. Net proceeds of approximately $109,089,000

                               LTC PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

from the above securitization were used to repay borrowings outstanding under the Company's line of credit.

On May 20, 1998, the Company announced that on July 1, 1998 it was redeeming all of its outstanding 8.5% Convertible Subordinated due 2000 (the "8.5% Debentures") and all of its outstanding 9.75% Convertible Subordinated Debentures due 2004 (the "9.75% Debentures"). Including conversions made in connection with the redemption of the 8.5% Debentures and the 9.75% Debentures, during the six months ended June 30, 1998, holders of approximately $31,587,000 in principal amount of convertible subordinated debentures elected to convert the debentures into 2,073,283 shares of common stock at prices ranging from $10.00 to $17.25 per share. On July 1, 1998, the Company redeemed the outstanding $90,000 principal amount of 8.5% Debentures and $20,000 principal amount of 9.75% Debentures. On July 1, 1998, subsequent to the conversion and redemption of debentures discussed above, the Company had $60,126,000 principal amount of convertible subordinated debentures outstanding which were convertible into 3,722,037 shares of common stock.

As of June 30, 1998, $115,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%.

Subsequent to June 30, 1998, the Company completed investments totaling $10,200,000. As of August 7, 1998, the Company had outstanding commitments aggregating approximately $175,300,000 of which $51,200,000 and $50,000,000 are due to expire in 1999 and 2000, respectively.

The Company believes that its current cash from operations available for distribution or reinvestment, its borrowing capacity and the Company's ability to access the capital markets are sufficient to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments.

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

                                       PART II

                                LTC PROPERTIES, INC.

                                 OTHER INFORMATION

                                   JUNE 30, 1998


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LTC Properties, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 19, 1998, at which the Company's stockholders voted: (i) to elect the nominated board of five directors for the ensuing year or until the election and qualification of their respective successors; and (ii) to adopt the Company's 1998 Equity Participation Plan.

Holders of record of the Company's common stock as of the close of business on March 31, 1998 were entitled to vote at the Meeting. As of the close of business on March 31, 1998, there were 26,723,955 shares of common stock outstanding and entitled to vote and 24,609,251 of such shares were represented at the Meeting. Each of the directors received 86.7% of the shares cast in favor of his or her election and the Company's 1998 Equity Participation Plan received 67.3% of the shares cast in favor of adoption.

The shares cast for each director were as follows: Andre C. Dimitriadis:
23,161,312 for and 1,447,939 withheld; James J. Pieczynski: 23,161,472 for and 1,447,779 withheld; Edmund C. King: 23,167,129 for and 1,442,122 withheld; Wendy L Simpson; 23,164,435 for and 1,444,816 withheld; and Sam Yellen: 23,159,366 for and 1,449,885 withheld. With respect to the adoption of the Company's 1998 Equity Participation Plan, the shares cast were 17,988,855 for, 6,403,025 against, and 217,371 withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     27   Financial Data Schedule

          In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LTC PROPERTIES, INC.
                                        Registrant



Dated:  August 12, 1998                 By:  /s/ JAMES J. PIECZYNSKI
                                        ------------------------------
                                        James J. Pieczynski
                                        President and Chief Financial Officer