Form 10-Q
period 1998-09-30
LTC PROPERTIES INC
filed 1998-11-12
CIK 887905

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   ----------

                                    FORM 10-Q

(Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

Yes   X   No  __

Shares of Registrant's common stock, $.01 par value, outstanding at November 6, 1998 - 27,837,485

--------------------------------------------------------------------------------

                               LTC PROPERTIES, INC.

                                    FORM 10-Q

                                SEPTEMBER 30, 1998

                                      INDEX

PART I -- FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets................................ 3
         Condensed Consolidated Statements of Income ......................... 4
         Condensed Consolidated Statements of Cash Flows ..................... 5
         Notes to Condensed Consolidated Financial Statements ................ 6

Item 2.  Management's Discussion and

         Analysis of Financial Condition and Results of Operations .......... 11

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 18

                              LTC PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                     1998                 1997
                                                                             -------------------------------------------
                                                                                 (UNAUDITED)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization:   1998 - $23,941; 1997 - $20,042                              $ 362,869               $ 282,582
  Land                                                                              16,696                  16,246
Mortgage loans receivable held for sale, net of allowance for doubtful
     accounts:  1998 - $1,000; 1997 - $1,000                                       170,267                 254,094
REMIC Certificates, at estimated fair value                                        101,194                  87,811
                                                                             -------------------------------------------
     Real estate investments, net                                                  651,026                 640,733
Other Assets:
  Cash and cash equivalents                                                         25,435                   4,974
  Debt issue costs, net                                                              2,635                   3,733
  Interest receivable                                                                3,214                   3,862
  Note receivable from LTC Healthcare, Inc.                                         12,363                      -
  Prepaid expenses and other assets                                                  4,133                   3,362
                                                                             -------------------------------------------
                                                                                    47,780                  15,931
                                                                             -------------------------------------------
     Total assets                                                                $ 698,806               $ 656,664
                                                                             -------------------------------------------
                                                                             -------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999-2001                                $  59,429               $  91,823
Bank borrowings                                                                    101,500                  87,500
Mortgage loans                                                                      55,539                  56,785
Bonds payable and capital lease obligations                                         17,656                  13,616
Accrued interest                                                                     2,228                   4,453
Accrued expenses and other liabilities                                               7,936                   4,429
Distributions payable                                                                  985                     772
                                                                             -------------------------------------------
     Total liabilities                                                             245,273                 259,378

Minority interest                                                                   10,243                  11,159
Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     shares issued and outstanding: 1998-7,080,000, 1997-5,080,000                 165,500                 127,000
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 1998-27,678,905, 1997-25,025,003                   277                     250
Capital in excess of par value                                                     310,550                 277,732
Notes receivable from stockholders                                                 (11,128)                 (9,429)
Cumulative net income                                                              146,014                 107,677
Cumulative distributions                                                          (167,923)               (117,103)
                                                                             -------------------------------------------
     Total stockholders' equity                                                    443,290                 386,127
                                                                             -------------------------------------------
     Total liabilities and stockholders' equity                                  $ 698,806               $ 656,664
                                                                             -------------------------------------------
                                                                             -------------------------------------------

                              SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 --------------------------------   --------------------------------
                                                       1998            1997              1998           1997
                                                 --------------------------------   --------------------------------
Revenues:
  Rental income                                      $   11,777     $    8,211        $   31,424       $   22,086
  Interest income from mortgage loans                     4,747          6,682            17,886           19,170
  Interest income from REMIC Certificates                 4,614          3,355            12,357           10,802
  Interest and other income                               2,113            561             5,382            1,353
                                                     ----------     ----------        ----------       ----------
          Total revenues                                 23,251         18,809            67,049           53,411
                                                     ----------     ----------        ----------       ----------
Expenses:
  Interest expense                                        6,101          6,126            17,634           17,465
  Depreciation and amortization                           3,942          2,403             9,423            6,578
  Minority interest                                         382            307             1,110              901
  Operating and other expenses                            1,329            856             3,893            2,801
                                                     ----------     ----------        ----------       ----------
          Total expenses                                 11,754          9,692            32,060           27,745
                                                     ----------     ----------        ----------       ----------
Operating income                                         11,497          9,117            34,989           25,666

Other Income:
  Unrealized gain (loss) on REMIC Certificates           (6,481)           257            (6,578)              57
  Gain on sale of real estate                             1,738              -             9,926                -
  Other income, net                                           -              -                 -              111
                                                     ----------     ----------        ----------       ----------
          Total other income                             (4,743)           257             3,348              168
                                                     ----------     ----------        ----------       ----------
Net income                                                6,754          9,374            38,337           25,834

Preferred dividends                                      (3,217)        (1,829)           (9,125)          (4,084)
                                                     ----------     ----------        ----------       ----------
Net income available to common stockholders          $    3,537     $    7,545        $   29,212       $   21,750
                                                     ----------     ----------        ----------       ----------
                                                     ----------     ----------        ----------       ----------
Net Income per Common Share:
  Basic net income per common share                  $     0.13     $     0.32        $     1.09       $     0.95
                                                     ----------     ----------        ----------       ----------
                                                     ----------     ----------        ----------       ----------
  Diluted net income per common share                $     0.13     $     0.31        $     1.08       $     0.93
                                                     ----------     ----------        ----------       ----------
                                                     ----------     ----------        ----------       ----------

                             SEE ACCOMPANYING NOTES

                               LTC PROPERTIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,

                                                                             -------------------------------------------
                                                                                     1998                  1997
                                                                             --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                      $        38,337       $        25,834
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          9,423                 6,578
     Gain on sale of real estate                                                           (9,926)                    -
     Unrealized  holding  (gain)  loss on  estimated  fair  value  of  REMIC
         Certificates                                                                       6,578                   (57)
     Gain on sale of REMIC Certificates                                                         -                (1,231)
     Vesting of restricted stock                                                                -                 1,120
     Other non-cash charges                                                                 1,723                 1,578
     Net change in other assets and liabilities                                              (824)               (1,679)
                                                                             --------------------- ---------------------
       Net cash provided by operating activities                                           45,311                32,143

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net                                           37,605                73,800
  Proceeds from issuance of common stock, net                                                   -                35,444
  Borrowings under the lines of credit                                                    217,000               246,532
  Repayments of bank borrowings                                                          (203,000)             (195,245)
  Principal payments on mortgage loans payable and capital lease obligations               (4,910)               (2,558)
  Distributions paid                                                                      (39,883)              (35,285)
  Other                                                                                      (969)                 (649)
                                                                             --------------------- ---------------------
       Net cash provided by (used in)  financing activities                                 5,843               122,039

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                     (28,348)              (74,832)
  Acquisitions of real estate properties, net                                            (135,419)              (99,792)
  Proceeds from the sale of REMIC Certificates, net                                       108,613                11,811
  Sale of real estate properties                                                           16,706                     -
  Principal payments on mortgage loans receivable                                           1,351                 6,701
  Investment in LTC Healthcare, Inc.                                                       (2,001)                    -
  Advances under note receivable from LTC Healthcare, Inc., net                            (8,635)
  Payments on note receivable from LTC Healthcare, Inc., net                               17,668                     -
  Other                                                                                      (628)                  180
                                                                             --------------------- ---------------------
      Net cash used in investing activities                                               (30,693)             (155,932)
                                                                             --------------------- ---------------------
Increase (decrease) in cash and cash equivalents                                           20,461                (1,750)
Cash and cash equivalents, beginning of period                                              4,974                 3,148
                                                                             --------------------- ---------------------
Cash and cash equivalents, end of period                                      $            25,435       $         1,398
                                                                             --------------------- ---------------------
                                                                             --------------------- ---------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                               $            19,106        $       16,938
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                  $            32,284        $       43,555
  Distribution of investment in LTC Healthcare, Inc.                                       10,724                     -
  Notes receivable relating to exercise of employee stock options                           2,088                 7,774
  Assumption  of  mortgage  loans  payable for  acquisitions  of real estate
     properties                                                                            11,224                     -
  Conversion of mortgage loans into owned properties                                        7,301                15,831
  Minority interest related to acquisitions of real estate properties                       3,432                     -

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company") without audit and in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.    REAL ESTATE INVESTMENTS

MORTGAGE LOANS. During the three months ended September 30, 1998, the Company invested $3,571,000 in a mortgage loan secured by a skilled nursing facility with 212 beds and $6,521,000 (net of construction funding) in mortgage loans secured by four assisted living facilities ("ALFs") with 166 units.

OWNED PROPERTIES. During the three months ended September 30, 1998, the Company acquired an ALF with 53 units for $3,710,000, a charter school for $5,333,000 and provided additional funding of $496,000 for properties that were previously acquired.

In September 1998, the Company sold two skilled nursing facilities acquired in 1994 and located in California for gross proceeds of approximately $5,106,000. The Company's initial and net investment in this facility was approximately $3,823,000 and $3,332,000, respectively. Proceeds from the sale of these properties were used to repay borrowings outstanding under the Company's line of credit. The Company recognized a gain of approximately $1,738,000 on the sale of these facilities.

REMIC CERTIFICATES. As of September 30, 1998, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $302,304,000 and 7.29%. As of September 30, 1998, the face value and the estimated fair value of the subordinated REMIC Certificates held by the Company was $82,662,000 and $101,194,000, respectively. The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.9% at September 30, 1998.

In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" ("SFAS 134") which amends SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES"

                              LTC PROPERTIES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

("SFAS 115"). Currently, under the provisions of SFAS 115, the Company is required to classify its investment in REMIC Certificates as trading securities, without regard to investment intent or the ability to hold such securities, which are accounted for at fair value with unrealized holding gains and losses recorded in earnings. SFAS 134 permits the transfer of mortgage-backed securities from the trading category to the available-for-sale or held-to-maturity categories based on the Company's ability and intent, as of the date of adoption of SFAS 134, to hold such investments. Under the provisions of SFAS 134, the Company will classify its investment in REMIC Certificates as available-for-sale securities or held-to-maturity securities which will result in unrealized holding gains and losses no longer being recorded in earnings. Available-for-sale REMIC Certificates will continue to be accounted for at fair value with unrealized holding gains and losses recorded as a separate component of stockholders' equity and held-to-maturity REMIC Certificates will be accounted for at amortized cost. For the three and nine months ended September 30, 1998, the Company recorded unrealized holding losses in earnings of $6,481,000 and $6,578,000, respectively, on its REMIC Certificates. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998.

COMMITMENTS. As of November 6, 1998, the Company had outstanding commitments aggregating approximately $124,700,000 of which $47,200,000 and $50,000,000 are due to expire in 1999 and 2000, respectively.

INVESTMENTS COMPLETED SUBSEQUENT TO SEPTEMBER 30, 1998. Subsequent to September 30, 1998, the Company funded two mortgage loans for approximately $5,589,000.

3.    LTC HEALTHCARE, INC.

During 1998, the Company acquired 4,002 shares of LTC Healthcare, Inc. ("Healthcare") non-voting common stock for $2,001,000 and contributed equity investments with a book value of $788,000, 13 real estate properties with a net book value of $61,462,000 that were encumbered by mortgage debt on seven of the properties of $29,263,000 and a minority interest liability of $3,461,000, and other related assets and liabilities with a book value of $93,000 to Healthcare in exchange for an additional 36,000 shares of Healthcare non-voting common stock and borrowings by Healthcare under the unsecured line of credit provided by the Company of $21,396,000. During 1998, the Company provided additional funding of $8,635,000 under the unsecured line of credit. Subsequent to the contribution of the above assets and liabilities by the Company to Healthcare, Healthcare obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. Healthcare utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by the Company.

On September 30, 1998, the 40,002 shares of Healthcare non-voting common stock held by the Company were converted into 3,335,882 shares of Healthcare voting common stock. Concurrently, the Company completed the spin-off of all Healthcare voting common stock through a taxable dividend distribution to the holders of Company common stock, Cumulative Convertible Series C Preferred Stock ("Series C Preferred Stock") and Convertible Subordinated Debentures (the "Debentures"). One share of Healthcare common stock was distributed to each holder of Company common stock, Series C Preferred Stock and Debentures for each ten shares of Company common stock owned and for each ten shares of Company common stock that would have been issued upon conversion of the Debentures and Series C Preferred Stock. The Company incurred costs of approximately $500,000 in connection with the

                              LTC PROPERTIES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

distribution. Upon completion of the distribution, Healthcare began operating as a separate public company.

For book purposes, no gain was recognized on the distribution of Healthcare common stock which had a net book value of approximately $10,724,000. The distribution was a taxable dividend distribution and accordingly, for tax purposes, the net assets were transferred at their net fair market value of approximately $15,650,000 ($4.69 per share of Healthcare common stock) which resulted in a taxable gain of approximately $4,900,000.

The Company and Healthcare have entered into various agreements which, among other things, provide for a sharing of corporate overhead under an administrative services agreement. During the three months ended September
30, 1998, the Company charged Healthcare an administrative services fee of approximately $175,000. In addition, the Company provided Healthcare with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of September 30, 1998 approximately $12,363,000 was outstanding under the line of credit. The Company recorded interest income related to the unsecured line of credit of $222,200 and $320,700 for the three and nine months ended September 30, 1998, respectively.

Subsequent to September 30, 1998, the Company acquired 299,900 shares of Healthcare common stock, representing approximately 9.0% of Healthcare's outstanding common stock, for an aggregate purchase price of $644,000 (excluding brokerage commissions).

4.    DEBT OBLIGATIONS

BANK BORROWINGS. As of September 30, 1998, $101,500,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. On October 2, 1998, the Company repaid borrowings of $23,000,000 under the Revolving Credit Facility. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%.

During the third quarter of 1998, the Revolving Credit Facility was amended to permit the Company to invest up to $75 million in the child-care and education industry. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt-service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth.

On November 2, 1998, the Company entered into an interest rate swap agreement whereby the Company effectively fixed the interest rate on LIBOR based variable rate debt. Under this agreement, which expires in November 2000, the Company will be credited interest at three month LIBOR and will incur interest at a fixed rate of 4.74% on a notional amount of $50,000,000. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense.

In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") which is effective for fiscal years beginning after June 1999. SFAS 133 requires all derivatives to be recorded at fair value and establishes unique accounting for fair value hedges, cash flow hedges and foreign currency net investment hedges. Under SFAS 133, the Company's

                              LTC PROPERTIES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

interest rate swap would be designated as a cash flow hedge of $50,000,000 outstanding principal balance under the Revolving Credit Facility and would be recorded at fair value with changes in fair value recognized as a component of comprehensive income. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's financial position or results of operations.

CONVERTIBLE SUBORDINATED DEBENTURES. On July 1, 1998, the Company redeemed the outstanding $90,000 principal amount of its 8.5% Convertible Subordinated Debentures due 2000 and $20,000 principal amount of its 9.75% Convertible Subordinated Debentures due 2004. During the three months ended September 30, 1998, holders of $697,000 principal amount of convertible subordinated debentures converted such debentures into 42,119 shares of common stock at prices ranging from $15.50 to $17.25 per share. As of September 30, 1998, the Company had $59,429,000 principal amount of convertible subordinated debentures outstanding which were convertible into 3,679,904 shares of common stock.

Subsequent to September 30, 1998, an additional $2,617,000 in principal amount of convertible subordinated debentures converted into 158,580 shares of the Company's common stock at prices ranging from $16.50 to $17.25 per share.

5.    STOCKHOLDERS EQUITY

On September 2, 1998, the Company issued 2,000,000 shares of 8.5% Series C Convertible Preferred Stock (the "Series C Preferred Stock") at $19.25 per share for net proceeds of $37,605,000. The Series C Preferred Stock is convertible into 2,000,000 shares of the Company's common stock, has a liquidation value of $19.25 per share and has an annual coupon of 8.5%, payable quarterly.

At September 30, 1998, loans of $11,128,000 were outstanding to management and directors bearing interest at rates ranging from 5.77% to 6.63% per annum. These loans are secured by a pledge of the shares of common stock acquired through the exercise of options and are full recourse to the borrower. The market value of the common stock securing these loans was approximately $14,525,000 at September 30, 1998.

Subsequent to September 30, 1998, the Company repurchased and retired 200,000 shares of common stock for an aggregate purchase price of approximately $3,295,000.

6.    DISTRIBUTIONS

During the three months ended September 30, 1998, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000, $263,000, respectively. The dividend declared and paid on the Series C Preferred Stock represents a partial quarterly dividend for the period September 2, 1998 through September 30, 1998. During the three months ended September 30, 1998, the Company declared and paid cash dividends on its common stock totaling $10,794,000. Dividends declared and paid on the Company's common stock represent the regular quarterly dividend of $.39 per share.

On September 30, 1998, the Company distributed its investment in Healthcare common stock by means of a taxable dividend to the holders of its common stock, convertible subordinated debentures and Series C Preferred Stock. The book value and fair value of the distribution was approximately $10,724,000 and $15,650,000 million, respectively. See Note 3. -LTC Healthcare, Inc.

                              LTC PROPERTIES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

6.        EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
                                                               ------------------            -----------------
                                                               1998           1997           1998           1997
                                                               ----           ----           ----           ----
 Net income                                                  $ 6,754        $ 9,374        $38,337        $25,834
 Preferred dividends                                          (3,217)        (1,829)        (9,125)        (4,084)
                                                             -------        -------        -------        -------
 Net income for basic net income per share                     3,537          7,545         29,212         21,750
 Effect of dilutive securities:
   7.75% convertible debentures due 2002                           -              -            473              -
   8.50% convertible debentures due 2001                           -              -          1,671              -
   8.50% convertible debentures due 2000                           -              -            684              -
   9.75% convertible debentures due 2004                           -              9             28             30
   8.25% convertible debentures due 1999                           -              -            645              -
   Convertible partnership units                                   -              -            164              -
                                                             -------        -------        -------        -------
 Net income for diluted net income per share                 $ 3,537         $7,554        $32,877        $21,780
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------
 Shares for basic net income  per share                       27,668         23,776         26,824         22,936
 Effect of dilutive securitites:
   Stock options                                                   3            193             15            291
   7.75% convertible debentures due 2002                           -              -            465              -
   8.50% convertible debentures due 2001                           -              -          1,553              -
   8.50% convertible debentures due 2000                           -              -            665              -
   9.75% convertible debentures due 2004                           -             72             33             79
   8.25% convertible debentures due 1999                           -              -            645              -
   Convertible partnership units                                   -              -            241              -
                                                             -------        -------        -------        -------
 Shares for diluted net income per share                      27,671         24,041         30,441         23,306
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------
 Basic net income per share                                    $0.13          $0.32          $1.09          $0.95
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------
 Diluted net income per share                                  $0.13          $0.31          $1.08          $0.93
                                                             -------        -------        -------        -------
                                                             -------        -------        -------        -------

                              LTC PROPERTIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the three months ended September 30, 1998 increased approximately 24% to $23,251,000 from $18,809,000 for the same period in 1997. The increase in revenues resulted from increased rental income of $3,566,000, increased interest income from REMIC certificates of $1,259,000 and an increase in interest and other income of $1,552,000. Partially offsetting the above increases was a decrease of approximately $1,935,000 in interest income on mortgage loans.

Rental income increased $4,388,000 as a result of property acquisitions. "Same-store" rents increased $157,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income was a decrease of $979,000 resulting from the sale of properties. During May 1998, the Company completed its fourth securitization transaction resulting in an increase in interest income from REMIC certificates and a decrease in interest income on mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Increased interest and other income for 1998 resulted primarily from interest income on notes receivable from stockholders and increased commitment fees.

Total expenses for the three months ended September 30, 1998 increased $2,062,000 however, as a percentage of revenues, total expenses decreased slightly to 51% in 1998 from 52% in 1997. The decrease as a percentage of revenues is primarily due to a reduction in interest expense resulting from the conversion of subordinated debentures. Depreciation and amortization increased as a result of a larger investment base in owned properties in 1998 as compared to 1997. The increase in operating and other expenses is primarily due to increased salaries and benefits attributable to an increase in full time employees.

Other income for the three months ended September 30, 1998 includes a gain of approximately $1,738,000 on the sale of two skilled nursing facilities. Offsetting the increase in other income attributable to the gain on the sale of real estate was a decrease in the estimated fair value of REMIC certificates that resulted in an unrealized loss of $6,481,000 during the current period as compared to the prior period's unrealized gain of $257,000.

During the three months ended September 30, 1998, the Company declared dividends of $3,217,000 representing a full quarter of dividends on its Series A Cumulative Preferred Stock (issued in March 1997) and its Series B Cumulative Preferred Stock (issued in December 1997) and a partial quarter of dividends on its Series C Convertible Preferred Stock (issued in September
1998). Dividends of $1,829,000 declared during the three months ended September 30, 1997 represent a full quarter of dividends on the Series A Cumulative Preferred Stock.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders decreased $4,008,000 to $3,537,000 for the three months ended September 30, 1998 from $7,545,000 for the same period in 1997. Excluding the unrealized holding gains and losses on REMIC certificates, net income available to common shareholders increased $2,730,000 to $10,018,000 in 1998 from $7,288,000 in 1997.

                              LTC PROPERTIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998 increased approximately 26% to $67,049,000 from $53,411,000 for the same period in 1997. The increase in revenues resulted from increased rental income of $9,338,000, increased interest income from REMIC certificates of $1,555,000 and an increase in interest and other income of $4,029,000. Partially offsetting the above increases was a decrease of approximately $1,284,000 in interest income on mortgage loans.

Rental income increased $5,566,000 as a result of property acquisitions completed during the later part of 1997 and $5,362,000 due to the property acquisitions completed during 1998. "Same-store" rents increased $368,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income was a decrease of $1,958,000 resulting from the sale of properties. During May 1998, the Company completed its fourth securitization transaction resulting in an increase in interest income from REMIC certificates and a decrease in interest income on mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Increased interest and other income for 1998 resulted primarily from interest income on notes receivable from stockholders and increased commitment fees.

Total expenses for the nine months ended September 30, 1998 were 48% of net revenues compared to 52% for the same period in 1997. The decrease is primarily due to a reduction in interest expense resulting from the conversion of subordinated debentures. Depreciation and amortization increased as a result of a larger investment base in owned properties in 1998 as compared to 1997. The increase in operating and other expenses is due to increased salaries and benefits attributable to an increase in full time employees.

Other income for the nine months ended September 30, 1998 includes a gain of approximately $9,926,000 on the sale of three skilled nursing facilities. Offsetting the increase in other income attributable to the gain on the sale of real estate was a decrease in the estimated fair value of REMIC certificates that resulted in an unrealized loss of $6,578,000 during the current period as compared to the prior period's unrealized gain of $57,000.

During the nine months ended September 30, 1998, the Company declared dividends of $9,125,000 representing the regular monthly dividend on its Series A Cumulative Preferred Stock (issued in March 1997) and its Series B Cumulative Preferred Stock (issued in December 1997) and a partial dividend on its Series C Convertible Preferred Stock (issued in September 1998). Dividends declared during the nine months ended September 30, 1997 represent a partial dividend for the month of March 1997 and the regular monthly dividend for April 1997 through September 1997 on the Series A Cumulative Preferred Stock issued in March 1997.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders increased $7,462,000 to $29,212,000 for the nine months ended September 30, 1998 from $21,750,000 for the same period in 1997. Excluding the unrealized holding gains and losses on REMIC certificates, net income available to common shareholders increased $14,097,000 to $35,790,000 in 1998 from $21,693,000 in 1997.

                               LTC PROPERTIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's real estate investment portfolio consisted of approximately $403,506,000 invested primarily in owned skilled nursing and assisted living facilities (before accumulated depreciation of $23,941,000), approximately $171,267,000 invested in mortgage loans (before allowance for doubtful accounts of $1,000,000) and approximately $101,194,000 invested in REMIC Certificates. As of September 30, 1998, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $302,304,000 and 7.29%. As of September 30, 1998, the face value and the estimated fair value of the subordinated REMIC Certificates held by the Company was $82,662,000 and $101,194,000, respectively. The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.9% at September 30, 1998. The Company's portfolio consists of 277 skilled nursing facilities, 87 assisted living facilities and four schools in 36 states.

As of September 30, 1998, $101,500,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. On October 2, 1998, the Company repaid borrowings of $23,000,000 under the Revolving Credit Facility. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%.

As of September 30, 1998 the Company had $565,647,000 of unencumbered real estate investments consisting of $293,186,000 owned properties (before accumulated depreciation), $171,267,000 in mortgage loans (before allowance for doubtful accounts) and $101,194,000 in REMIC Certificates. The Company believes that its current cash from operations available for distribution or reinvestment, its borrowing capacity (including borrowings against unencumbered real estate investments), and the Company's ability to access the capital markets are sufficient to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments.

During the nine months ended September 30, 1998, the Company completed approximately $178,423,000 in new investments consisting of approximately $28,348,000 in mortgage loans and approximately $150,075,000 in owned properties. The Company financed its investments through the assumption of mortgage loans and bonds of $11,224,000 bearing interest at a weighted average rate of 11.6%, issuance of $3,432,000 in minority interests, proceeds from the sale of real estate properties and its recently completed securitization transaction as discussed below, short-term borrowings and cash on hand.

During June 1998, the Company sold a skilled nursing facility that was acquired in 1992 for gross proceeds of approximately $11,600,000 and in September 1998 sold two skilled nursing facilities that were acquired in 1994 for gross proceeds of approximately $5,106,000. The Company's initial and net investment in these facilities was approximately $7,654,000 and $6,332,000, respectively. In connection with the sale, proceeds of approximately $4,271,000 were used to repay an outstanding mortgage loan secured by one of the facilities. The mortgage loan was payable to the pool of mortgage loans securing the Company's investment in REMIC Certificates. The remaining proceeds were used to repay borrowings outstanding under the Company's line of credit. The Company recognized a gain of approximately $9,926,000 on the sale of these facilities.

                              LTC PROPERTIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

During May 1998, the Company completed the securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount ($20,700,000 carrying value) of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% on the face value (15.16% on the amortized cost) (the "1998-1 Pool"). As part of the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates. The subordinated and interest only certificates retained by the Company had an aggregate fair value of approximately $41,400,000 at the time of the securitization and a weighted average effective yield of 19.7%. Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,741,000 with a weighted average interest rate of approximately 8.7% provided to wholly owned subsidiaries and limited partnerships of the Company. Net proceeds of approximately $108,613,000 from the above securitization were used to repay borrowings outstanding under the Company's line of credit.

On September 2, 1998, the Company issued 2,000,000 shares of 8.5% Series C Convertible Preferred Stock at $19.25 per share for net proceeds of $37,605,000. The Series C Preferred Stock is convertible into 2,000,000 shares of the Company's common stock, has a liquidation value of $19.25 per share and has an annual coupon of 8.5%, payable quarterly.

Subsequent to September 30, 1998, the Company repurchased and retired 200,000 shares of common stock for an aggregate purchase price of approximately $3,295,000.

On May 20, 1998, the Company announced that on July 1, 1998 it was redeeming all of its outstanding 8.5% Convertible Subordinated due 2000 (the "8.5% Debentures") and all of its outstanding 9.75% Convertible Subordinated Debentures due 2004 (the "9.75% Debentures"). Including conversions made in connection with the redemption of the 8.5% Debentures and the 9.75% Debentures, during the nine months ended September 30, 1998, holders of approximately $32,284,000 in principal amount of convertible subordinated debentures elected to convert the debentures into 2,115,402 shares of common stock at prices ranging from $15.00 to $17.25 per share. On July 1, 1998, the Company redeemed the outstanding $90,000 principal amount of 8.5% Debentures and $20,000 principal amount of 9.75% Debentures. On September 30, 1998, the Company had $59,429,000 principal amount of convertible subordinated debentures outstanding which were convertible into 3,679,904 shares of common stock.

During 1998, the Company acquired 4,002 shares of LTC Healthcare, Inc. ("Healthcare") non-voting common stock for $2,001,000 and contributed equity investments with a book value of $788,000, 13 real estate properties with a net book value of $61,462,000 that were encumbered by mortgage debt on seven of the properties of $29,263,000 and a minority interest liability of $3,461,000, and other related assets and liabilities with a book value of $93,000 to Healthcare in exchange for an additional 36,000 shares of Healthcare non-voting common stock and borrowings by Healthcare under the unsecured line of credit provided by the Company of $21,396,000. During 1998, the Company provided additional funding of $8,635,000 under the unsecured line of credit. Subsequent to the contribution of the above assets and liabilities by the Company to Healthcare, Healthcare obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. Healthcare utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by the Company.

                               LTC PROPERTIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    (CONTINUED)

On September 30, 1998, the 40,002 shares of Healthcare non-voting common stock held by the Company were converted into 3,335,882 shares of Healthcare voting common stock. Concurrently, the Company completed the spin-off of all Healthcare voting common stock through a taxable dividend distribution to the holders of Company common stock, Cumulative Convertible Series C Preferred Stock ("Series C Preferred Stock") and Convertible Subordinated Debentures (the "Debentures"). One share of Healthcare common stock was distributed to each holder of Company common stock, Series C Preferred Stock and Debentures for each ten shares of Company common stock owned and for each ten shares of Company common stock that would have been issued upon conversion of the Debentures and Series C Preferred Stock. The Company incurred costs of approximately $500,000 in connection with the distribution. Upon completion of the distribution, Healthcare began operating as a separate public company.

For book purposes, no gain was recognized on the distribution of Healthcare common stock which had a net book value of approximately $10,724,000. The distribution was a taxable dividend distribution and accordingly, for tax purposes, the net assets were transferred at their net fair market value of approximately $15,650,000 ($4.69 per share of Healthcare common stock) which resulted in a taxable gain of approximately $4,900,000.

The Company and Healthcare have entered into various agreements which, among other things, provide for a sharing of corporate overhead under an administrative services agreement. During the three months ended September 30, 1998, the Company charged Healthcare an administrative services fee of approximately $175,000. In addition, the Company provided Healthcare with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of September 30, 1998 approximately $12,363,000 was outstanding under the line of credit. The Company recorded interest income related to the unsecured line of credit of $222,200 and $320,700 for the three and nine months ended September 30, 1998, respectively.

Subsequent to September 30, 1998, the Company acquired 299,900 shares of Healthcare common stock, representing approximately 9.0% of Healthcare's outstanding common stock, for an aggregate purchase price of approximately $644,000 (excluding brokerage commissions).

On November 2, 1998, the Company entered into an interest rate swap agreement whereby the Company effectively fixed the interest rate on LIBOR based variable rate debt. Under this agreement, which expires in November 2000, the Company will be credited interest at three month LIBOR and will incur interest at a fixed rate of 4.74% on a notional amount of $50,000,000. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

As of November 6, 1998, the Company had outstanding commitments aggregating approximately $126,700,000 of which $47,200,000 and $50,000,000 are due to expire in 1999 and 2000, respectively.

FUNDS FROM OPERATIONS

The Company has adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income applicable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and after adjustments for

                               LTC PROPERTIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    (CONTINUED)

unconsolidated entities in which a REIT holds an interest. In addition, the Company excludes any unrealized gains or losses resulting from temporary changes in the estimated fair value of its REMIC Certificates from the computation of FFO.

The Company believes that FFO is an important supplemental measure of operating performance. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. The Company believes that FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time. FFO provides an alternative measurement criteria, exclusive of certain non-cash charges included in GAAP income, by which to evaluate the performance of such investments. FFO, as used by the Company in accordance with the NAREIT definition may not be comparable to similarly entitled items reported by other REITs that have not adopted the NAREIT definition.

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        ------------------      -----------------
                                                          1998      1997          1998     1997
Net income available to common stockholders             $ 3,537    $7,545        $29,212   $21,750
Real estate depreciation                                  3,942     2,396          9,423     6,519
Real estate depreciation included in equity
earnings                                                     90         -             90         -
Gain on sale of real estate                              (1,738)        -         (9,926)        -
Unrealized (gain) loss on REMIC Certificates              6,481      (257)         6,578       (57)
                                                        -------    ------        -------   -------
FFO available to common stockholders                    $12,312    $9,684        $35,377   $28,212
                                                        -------    ------        -------   -------
                                                        -------    ------        -------   -------
Basic FFO per share                                     $  0.44    $ 0.41        $  1.32   $  1.23
                                                        -------    ------        -------   -------
                                                        -------    ------        -------   -------
Diluted FFO per share                                   $  0.43    $ 0.39        $  1.28   $  1.17
                                                        -------    ------        -------   -------
                                                        -------    ------        -------   -------

YEAR 2000

The Company has evaluated its internal accounting and information systems (collectively the "Systems") to assess whether it will function properly with respect to dates in the year 2000 and beyond. Systems that are determined to be non-compliant with the year 2000 and beyond will be upgraded or replaced. Implementation of year 2000 compliant Systems and upgrades to existing Systems are expected to be completed by mid-1999. The total cost associated with modifications required to become year 2000 compliant will not be material to the Company's financial position, results of operations or liquidity. Due to the Company's limited reliance on complex Systems, the Company believes the year 2000 issue, as it relates to its internal Systems, will not have a material adverse effect upon the Company's financial position, results of operations or liquidity and as such has not developed a contingency plan.

The Company is currently assessing the extent to which its operations are vulnerable should its tenants or other parties with which the Company conducts business fail to ensure their computer systems are year 2000 compliant. Neither we nor our lessees can be assured that the federal and state governments, upon which our lessees rely for Medicare and Medicaid revenue, will be in compliance in a timely manner.

                              LTC PROPERTIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (CONTINUED)

The General Accounting Office has reported that the Health Care Financing Administration which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. Due to the general uncertainty surrounding the readiness of third-party tenants and other third-parties, including the federal and state governments, with which the Company and its lessees does business, the Company is unable at this time to determine whether non-compliance with the year 2000 issue by third-parties will have a material impact on the Company's financial position, results of operations or liquidity.

The Company will also have year 2000 exposure in non-information technology areas as it relates to owned properties. There is a risk that embedded chips in elevators, security systems, electrical systems and similar technology-driven devices may stop functioning on January 1, 2000. All of the Company's owned properties are leased under triple-net leases and as such, the cost to repair any of these items will be paid by the lessee.

Readers are cautioned that forward-looking statements contained in the above discussion regarding year 2000 compliance should be read in conjunction with the disclosure under the heading -Statement Regarding Forward Looking Disclosure.

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

                                     PART II

                               LTC PROPERTIES, INC.

                                OTHER INFORMATION

                                SEPTEMBER 30, 1998

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

          3.1 Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc.

          3.2 Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc.

         10.1 Transfer and Repurchase Agreement dated as of April 20, 1998, by and between LTC REMIC IV Corporation and LTC Properties, Inc.

         10.2 Purchase Agreement dated as of May 11, 1998, by and between LTC REMIC IV Corporation, LTC Properties, Inc. and Goldman Sachs & Co.

         10.3 Subservicing Agreement dated as of May 14, 1998, by and between GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Subservicer

         10.4 Pooling and Servicing Agreement dated as of April 20, 1998 among LTC REMIC IV Corporation, LaSalle National Bank and LTC Properties, Inc.

         10.5 Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.

         10.6 Administrative Services Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.

         10.7 Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.

         10.8 Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.

         10.9 Amended and Restated Promissory Note, dated as of May 19, 1998, between LTC Properties, Inc. and LTC Healthcare, Inc.

         27       Financial Data Schedule

                  In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LTC PROPERTIES, INC.
                                    Registrant


Dated:  November 12, 1998           By:  /s/ JAMES J. PIECZYNSKI
                                         -------------------------------------
                                         James J. Pieczynski
                                         President and Chief Financial Officer