Form 10-K405
period 1998-12-31
LTC PROPERTIES INC
filed 1999-03-31
CIK 887905

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1998
                                       OR
    |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
             Title of Stock                                which registered
             --------------                            -------------------------
Common stock, $.01 Par Value                           New York Stock Exchange
9.50% Series A Cumulative Preferred
Stock, $.01 Par Value                                  New York Stock Exchange
9.00% Series B Cumulative Preferred
Stock, $.01 Par Value                                  New York Stock Exchange
8.50% Convertible Subordinated
Debentures due 2001                                    New York Stock Exchange
7.75% Convertible Subordinated
Debentures due 2002                                    New York Stock Exchange
8.25% Convertible Subordinated
Debentures due 2001                                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates of the Company is approximately $303,587,000 as of March 19, 1999.

                                   27,407,096
       (Number of shares of common stock outstanding as of March 19, 1999)

       Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 1999.

================================================================================

Item 1. BUSINESS

General

LTC Properties, Inc., a health care real estate investment trust (a "REIT"), was organized on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in long-term care and other health care related facilities through mortgage loans, facility lease transactions and other investments. During 1998, we began making investments in the education industry by investing in private and charter schools from pre-school through eighth grade. Our primary objective is to provide current income for distribution to stockholders through real estate investments in long-term care facilities and other health care related facilities managed by experienced operators providing quality care. To meet this objective, we attempt to invest in properties that provide opportunity for additional returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment.

In accordance with "plain English" guidelines provided by the Securities and Exchange Commission, whenever we refer to "our company" or to "us," or use the terms "we" or "our," we are referring to LTC Properties, Inc. and its subsidiaries.

We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

At December 31, 1998, we had a gross investment portfolio (adjusted to include mortgage loans to third parties underlying our investment in REMIC certificates) of $918,085,000. Our investments consisted of $636,774,000 in 274 skilled nursing facilities with 31,276 beds, $254,861,000 in 90 assisted living facilities with 4,301 units and $26,450,000 in six schools. The properties in our portfolio are operated by 74 healthcare providers and two education providers in 36 states.

Owned Properties. During 1998, we acquired seven skilled nursing facilities with a total of 816 beds, 23 assisted living residences with a total of 1,500 units and five schools for a gross purchase price of $161,001,000 (includes the conversion of construction loans of $7,301,000) and invested approximately $3,624,000 in the expansion and improvement of existing properties. We also sold three skilled nursing facilities in which we had an initial investment of $7,654,000 for gross proceeds of $16,706,000.

Our long-term facilities are leased to operators pursuant to long-term operating leases that generally have an initial term of 10 to 12 years and provide for increases in the rent based upon specified rent increases, increases in revenues over defined base periods, or increases based on consumer price indices. Each lease is a triple net lease that requires the lessee to pay all taxes, insurance, maintenance and other costs of the facilities.

Mortgage Loans. As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. (See "Investment and Other Policies" in this Section.) We also provide construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. During 1998, we originated mortgage loans of $47,452,000, net of construction loans of $5,467,000 that converted to permanent mortgage financing, secured by six skilled nursing facilities with 762 beds, 11 assisted living facilities with 471 units and one school.

We maintain a long-term investment interest in mortgages we originate either through the direct retention of the mortgages or through the retention of REMIC certificates originated in our securitizations. We are a

REIT and, as such, make our investments with the intent to hold them for long-term purposes. However, we may securitize a portion of our mortgage loan portfolio when a securitization provides us with the best available form of capital to fund additional long-term investments. In addition, we believe that the REMIC certificates we retain from our securitizations provide our stockholders with a more diverse real estate investment while maintaining the returns we desire.

REMIC Certificates. We complete a securitization by transferring mortgage loans to a newly created Real Estate Mortgage Investment Conduit ("REMIC") which, in turn, issues mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC certificates are sold to third parties and a portion of the REMIC certificates are retained by us. The REMIC certificates we retain are subordinated in right of payment to the REMIC certificates sold to third parties. A portion of the REMIC certificates we retain are interest-only certificates which have no principal amount and entitle us to receive cash flows designated as interest. In 1998, we completed the securitization of approximately $129,300,000 of mortgage loans and $26,400,000 face amount ($20,700,000 carrying value) of subordinated REMIC certificates retained from a securitization we completed in 1993. In the securitization, we sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates. The subordinated and interest only certificates we retained had an aggregate fair value of approximately $41,400,000 at the time of the securitization and a weighted average effective yield of 18.9%. Prior to 1997, we securitized mortgage loans with an aggregate outstanding principal of approximately $354,827,000. At December 31, 1998, we had investments in REMIC certificates with an estimated fair value of $100,595,000.

Financing and Other Transactions. During 1998, we issued 2,000,000 shares of 8.5% Series C Convertible Preferred Stock in a private placement at $19.25 per share for net proceeds of $37,605.000. The Series C Preferred Stock is convertible into 2,000,000 shares of our common stock, has a liquidation value of $19.25 per share and has an annual coupon of 8.5% payable quarterly.

We have a $170,000,000 Senior Unsecured Revolving Line of Credit that expires on October 3, 2000. As of December 31, 1998, borrowings of $100,000,000 bearing interest at LIBOR plus 1.25% were outstanding under the revolving credit facility. Subsequent to December 31, 1998, we obtained a $25,000,000 term loan that bears interest at LIBOR plus 1.25% and matures on October 2, 2000.

Distribution of LTC Healthcare, Inc. During 1998, we acquired 4,002 shares of LTC Healthcare non-voting common stock for $2,001,000 in cash. We also contributed equity securities with a book value of $788,000, 13 real estate properties with a net book value of $61,462,000 that were encumbered by mortgage debt of $29,263,000 and a minority interest liability of $3,461,000 on seven of the properties, and other related assets and liabilities with a book value of $93,000 in exchange for an additional 36,000 shares of LTC Healthcare non-voting common stock and borrowings by LTC Healthcare under an unsecured line of credit provided by the Company of $21,396,000. Subsequent to the contribution of the above assets and liabilities to LTC Healthcare, they obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. LTC Healthcare utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit. On September 30, 1998, the 40,002 shares of LTC Healthcare non-voting common stock we held were converted into 3,335,882 shares of LTC Healthcare voting common stock. Concurrently, we completed the spin-off of all LTC Healthcare voting common stock through a taxable dividend distribution to the holders our common stock, Cumulative Convertible Series C Preferred Stock and convertible subordinated debentures. One share of LTC Healthcare common stock was distributed to each holder of LTC common stock, Series C Preferred Stock and convertible subordinated debentures for each ten shares of our common stock owned or that would have been issued upon conversion of the convertible subordinated debentures and Series C Preferred Stock. Upon completion of the distribution, LTC Healthcare began operating as a separate public company.

Investment and Other Policies

Objectives and Policies. We currently invest primarily in income-producing long-term care facilities. Our investments consist of:

o     mortgage loans secured by long-term care facilities;

o     fee ownership of long-term care facilities which are leased to operators;
      or

o participation in such investments indirectly through investments in partnerships, joint ventures or other entities that themselves make direct investments in such loans or facilities.

In evaluating potential investments, we consider such factors as:

o     type of property;

o     the location;

o     construction quality, condition and design of the property;

o the property's current and anticipated cash flow and its adequacy to meet operational needs and lease obligations or debt service obligations;

o     the quality and reputation of the property's operator;

o the growth, tax and regulatory environments of the communities in which the properties are located;

o the occupancy and demand for similar facilities in the area surrounding the property, and

o the Medicaid reimbursement policies and plans of the state in which the property is located.

We place primary emphasis on investing in long-term care facilities that have low investment per bed/unit ratios and do not have to rely on the provision of ancillary services to cover debt service or lease obligations. In addition, with respect to skilled nursing facilities, we attempt to invest in facilities that do not have to rely on a high percentage of private pay patients. We seek to invest in facilities that are located in suburban and rural areas of states with improving reimbursement climates. Prior to every investment, we conduct a facility site review to assess the general physical condition of the facility, the potential of additional sub-acute services and the quality of care the operator provides. In addition, we review the environmental reports, state survey and financial statements of the facility before the investment is made. We prefer to invest in a facility that has a significant market presence in its community and where state licensing procedures limit the entry of competing facilities. Historically, the majority of our investments consisted of mortgage loans secured by skilled nursing facilities. Due to our belief that assisted living facilities are an increasingly important sector in the long-term care market, the majority of our investments in recent years has consisted of direct ownership of assisted living facilities. We believe that assisted living facilities represent a lower cost long-term care alternative for senior adults than skilled nursing facilities. We invest primarily in assisted living facilities that attract the moderate-income private pay patients in smaller communities, preferably in states that have adopted Medicaid waiver programs or are in the process of adopting or reviewing their policies and reimbursement program to provide funding for assisted living residences. We believe that locating residences in a state with a favorable regulatory reimbursement climate should provide a stable source of residents eligible for Medicaid reimbursement to the extent private-pay residents are not available, and should provide alternative sources of income for residents when their private funds are depleted and they become Medicaid eligible.

The only limitations regarding investments in any one type of property or joint venture are:

o our Board of Directors has authorized us to invest up to 30% of our adjusted gross real estate investment portfolio (adjusted to include mortgage loans to third parties underlying the investment in REMIC certificates) in assisted living facilities, and

o the terms of our existing revolving credit facility limit our investments in the education and child care industry to $75 million and limit our investments outside of health care real estate and the education and child care industry to $20 million.

Borrowing Policies. We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional long-term care facilities or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short-term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. We may also arrange for long-term borrowings through public offerings or from institutional investors.

In addition, we may incur mortgage indebtedness on real estate which we have acquired through purchase, foreclosure or otherwise. We may also obtain mortgage financing for unleveraged or underleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. There is no limitation on the number or amount of mortgages that may be placed on any one property, and we have no policy with respect to limitations on borrowing, whether secured or unsecured.

Prohibited Investments and Activities. Our policies, which are subject to change by our Board of Directors without stockholder approval, impose certain prohibitions and restrictions on various of our investment practices or activities including prohibition against:

o acquiring any real property unless the consideration paid for such real property is based on the fair market value of the property;

o investing in any junior mortgage loan unless by appraisal or other method, the directors determine that

      (a) the capital invested in any such loan is adequately secured on the basis of the equity of the borrower in the property underlying such investment and the ability of the borrower to repay the mortgage loan; or

      (b) such loan is a financing device we enter into to establish the priority of our capital investment over the capital invested by others investing with us in a real estate project;

o investing in commodities or commodity futures contracts (other than interest rate futures, when used solely for hedging purposes);

o investing more than 1% of our total assets in contracts for sale of real estate unless such contracts are recordable in the chain of title;

o holding equity investments in unimproved, non-income producing real property, except such properties as are currently undergoing development or are presently intended to be developed within one year, together with mortgage loans on such property (other than first mortgage development loans), aggregating to more than 10% of our assets.

Competition

We compete with other REITs, real estate partnerships, health care providers and other investors, including commercial banks, institutional banks and insurance companies, many of which will have greater financial resources and lower cost of funds than we do, in the acquisition, leasing and financing of long-term care facilities. The operators compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physician referrals, staff and price.

Insurance

We obtain title insurance with respect to each of our investments. We generally require: (i) with respect to each owned property, an American Land Title Association Extended Coverage Owner's Policy of Title Insurance with an insured amount equal to the purchase price, insuring that we hold fee simple title to the property subject only to those liens and encumbrances approved by us; and (ii) with respect to each mortgaged property, an American Land Title Association Extended Coverage Lender's Policy of Title Insurance with an insured amount equal to the loan amount, insuring our first-lien security interest in the property subject only to those liens and encumbrances approved by us. However, American Land Title Association Extended Coverage Policies of Title Insurance are not available in all states, in which event we require the broadest form of title coverage available in the particular jurisdiction.

In addition, we require that our tenants (in the case of owned properties) and borrowers (in the case of mortgaged properties) maintain comprehensive liability insurance and casualty insurance with policy specifications and insured limits customarily carried for similar properties and cause their insurers to name us as an additional insured, loss payee and/or mortgagee, as appropriate depending on the particular type of policy. In the case of casualty insurance, the insured limits may not be less than the full replacement cost of the improvements constructed on the property, and coverage is typically provided in the form of an "all-risk" policy. However, there are certain types of losses that may either be uninsurable or not economically insurable. For example, we generally require our tenants and borrowers to carry flood insurance if the property is located within a flood plain area as designated by the applicable governmental authority, and earthquake insurance if the property is located in a state, such as California, where the risk of earthquake damage is high. Such flood and earthquake coverage is not always an insurable risk or may not be obtainable in amounts at least equal to the full replacement cost of the improvements constructed on the property. Accordingly, there is no assurance that adequate coverage exists with respect to each investment should there be serious flooding, seismic activities or other uninsurable casualty in the areas where the properties constituting our investments are located. Should an uninsured (or less than fully insured) loss occur, we could lose its investment in, and anticipated profits and cash flow from, a property.

Employees

We currently employ 21 persons.

Government Financing and Regulation of Health Care

General. Both the federal and state governments are significant sources of revenues for the operators of skilled nursing facilities who lease properties from us or who have borrowed money from us and used their properties as collateral for those borrowings. In addition, the skilled nursing facilities and our other tenants and borrowers who provide health care related services are often subject to extensive government regulation.

Government Financing. Medicare is a federal program that provides certain health care benefits to beneficiaries who are 65 years of age or older, are disabled, or qualify for the End Stage Renal Disease program. Historically, Medicare covered the reasonable costs of certain post-hospital extended care services furnished by skilled nursing facilities, including capital-related costs, subject to limits on routine operating and capital-related costs.

Medicaid is a program of medical assistance, funded jointly by the federal government and the states for certain needy individuals and their dependents, and certain other eligible persons. Under Medicaid, the federal government provides grants to states that have medical assistance programs that are consistent with federal standards. Medicaid programs or the equivalent are currently in existence in all of the states in which we have nursing facility investments. While these programs differ in certain respects from state to state, they are all subject to certain federally imposed requirements, as a substantial portion of the funds available under these programs is provided by the federal government. Medicaid programs provide for payments to participating health care facilities on behalf of the indigent and certain other eligible persons. California and Texas provide for reimbursement at flat daily rates, as determined by the responsible state agency and depending on certain levels of care. In all other states, payments are based upon specific cost reimbursement formulas established by the applicable state.

Up until July 1, 1998, Medicare and most state Medicaid programs utilized a cost-based reimbursement system for skilled nursing facilities which reimbursed these facilities for the reasonable direct and indirect allowable costs incurred in providing routine services plus, in certain states, a return on equity, subject to certain cost ceilings. These costs normally included allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). In certain states, cost-based reimbursement was typically subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that were subsequently determined to be less than or in excess of allowable costs could be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs varied as to the methodology used to determine the level of allowable costs which were reimbursed to operators.

      o     Prospective Payment System

      Beginning on July 1, 1998, the congressionally mandated prospective payment system was implemented for skilled nursing facilities. Under the prospective payment system, skilled nursing facilities are paid a case-mix adjusted federal per diem rate for Medicare-covered services provided by skilled nursing facilities. The per diem rate is calculated to cover routine service costs, ancillary costs and capital-related costs. The phased-in implementation of the prospective payment system for skilled nursing facilities began with the first cost-reporting period beginning in fiscal years starting on or after July 1, 1998. The prospective payment system is expected to be fully implemented over three such cost-reporting periods. The effect of the implementation of the prospective payment system on a particular skilled nursing facility will vary in relation to the amount of revenue derived from Medicare patients for each skilled nursing facility.

      Skilled nursing facilities may need to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. In part because of the uncertainty as to the effect of the prospective payment system on skilled nursing facilities, in November 1998, Standard and Poor's, an international rating agency that provides credit analysis and information through the rating of financial instruments, placed many skilled nursing facility companies on a "credit watch" because of the potential negative impact of the implementation of the prospective payment system on the financial condition of skilled nursing facilities, including the ability to make interest and principal payments on outstanding borrowings. In early March 1999, Standard & Poor's lowered the ratings of several skilled nursing facility companies, including companies that operate skilled nursing facilities in which we invest, because of the impact of the implementation of the prospective payment system, particularly those companies with substantial debt.

      o     Balanced Budget Act of 1997

      The Balanced Budget Act of 1997 signed by President Clinton on August 5, 1997 is expected to produce billions in net savings for the Federal government. In addition, the Balanced Budget Act repealed the Boren Amendment under which states were required to pay long-term care providers, including skilled nursing facilities, rates that are "reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities." As a result of the repeal of the Boren Amendment, states are now required by the Balanced Budget Act to:

      o     use a public process for determining rates,

      o publish proposed and final rates, the methodologies underlying the rates, and justifications for the rates, and

      o     give methodologies and justifications.

      During rate-setting procedures, states are required to take into account the situation of facilities that serve a disproportionate number of low-income patients with special needs. The Secretary of the Department of Health and Human Services is required to study and report to Congress within four years concerning the effect of state rate-setting methodologies on the access to and the quality of services provided to Medicaid beneficiaries. The Balanced Budget Act also provides the federal government with expanded enforcement powers to combat waste, fraud and abuse in delivery of health care services. Though applicable to payments for services furnished on or after October 1, 1997, the new requirements are not retroactive. Thus, states that have not proposed changes in their payment methods or standards, or changes in rates for items and services furnished on or after October 1, 1997, need not immediately implement a Balanced Budget Act public approval process.

      The Balanced Budget Act also created the Medicare+Choice program which provides a variety of options for individuals entitled to Medicare Part A and enrolled in Medicare Part B. The options include coordinated care plans (including provider-sponsored organization plans), private fee for service plans, and medical savings accounts plans. Medicare+Choice is effective as of January 1, 1999. It is not possible at this time to predict with any certainty the effect of Medicare+Choice on our tenants and borrowers.

Both the Medicare and Medicaid programs contain specific requirements which must be adhered to at all times by health care facilities in order to qualify under the programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. No assurance can be given as to whether the future funding of such programs will remain at levels comparable to the present levels.

Anti-Fraud Laws and Regulations. There are various federal and state laws prohibiting fraud by health care providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

There are also laws which govern referrals and financial relationships. The federal Anti-Kickback Law prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. In addition to the Anti-Kickback Statute, the federal government restricts certain financial relationships between physicians and other providers of health care services.

State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers including providers of ancillary nursing home services.

Based upon information we periodically receive from our operators over the terms of their respective leases and loans, we believe that the nursing facilities in which we have investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in substantial compliance or will remain in compliance in the future.

Other Regulatory and Licensing Requirements. In addition to the requirements to be met by skilled nursing facilities for participation in the Medicare and Medicaid programs, skilled nursing facilities are subject to regulatory and licensing requirements of federal, state and local authorities. The operator of each skilled nursing facility is licensed annually by the board of health or other applicable agency in each state. In granting and renewing licenses, regulatory agencies consider, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. In the ordinary course of business, the operators receive notices of deficiencies for failure to comply with various regulatory requirements and take appropriate corrective and preventive actions. We believe that the nursing facilities in which we have investments are in compliance with the applicable licensing or other regulation although there can be no assurance that the operators are or will be in compliance at any time.

We have increased our investments in assisted living facilities in recent years. Assisted living facilities are subject to certain state regulations and licensing requirements. To qualify as a state licensed facility, assisted living facilities must comply with regulations which address, among other things, staffing, physical design, required services and resident characteristics. Assisted living facilities are also subject to various local building codes and other ordinances, including fire safety codes. These requirements vary from state to state and are monitored to varying degrees by state agencies.

Currently, assisted living facilities are not regulated as such by the federal government. State standards required for assisted living facility providers are less stringent than those required of other licensed health care operators. There can be no assurance that federal regulations governing the operation of assisted living facilities will not be implemented in the future or that existing state regulations will not be expanded. In addition, only certain states have adopted laws or regulations permitting individuals with higher acuity levels to remain in assisted living communities who may otherwise qualify for placement in a nursing facility. While only certain states presently provide for any Medicaid reimbursement for assisted living residences, several states are currently reviewing their policies and reimbursement programs to provide funding for assisted living residences. There can be no assurance that such states will adopt the Medicaid waiver program.

Uncertainty of Health Care Reform

The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continues into 1999 as Congress attempted to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.

The Balanced Budget Act enacted significant changes to the Medicare and Medicaid programs designed to "modernize" payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. In addition, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

In light of forthcoming regulations and continuing state Medicaid program reform, no assurance can be given that the implementation of such regulations and reform will not have a material adverse effect on our financial condition or results of operations.

Taxation of our Company

General. Our management believes that we have been organized and have operated in such a manner as to qualify for taxation as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 1992, and we intend to continue to operate in such a manner. No assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Internal Revenue Code provisions, rules and regulations, and administrative and judicial interpretations.

If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will continue to be subject to federal income tax under certain circumstances.

Requirements for Qualification. The Internal Revenue Code defines a REIT as a corporation, trust or association:

      (1)   which is managed by one or more trustees or directors;

      (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

      (3) which would be taxable, but for Sections 856 through 860 of the Internal Revenue Code, as a domestic corporation;

      (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Internal Revenue Code;

      (5)   the beneficial ownership of which is held by 100 or more persons;

      (6) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (including specified entities); and

      (7) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets.

The Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

Income Tests. There presently are two gross income requirements that we must satisfy to qualify as a REIT:

      o First, at least 75% of our gross income (excluding gross income from "prohibited transactions," as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property, including rents from real property, or from certain types of temporary investment income.

      o Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities.

A "prohibited transaction" is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business. Any gain realized from a prohibited transaction is subject to a 100% penalty tax.

Asset Tests. We, at the close of each quarter of our taxable year, must also satisfy three tests relating to the nature of our assets.

      o First, at least 75% of the value of our total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) public debt offering of our company), cash, cash items and government securities.

      o Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class.

      o Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of any one issuer's outstanding voting securities.

Ownership of a Partnership Interest or Stock in a Corporation. We own interests in various partnerships. In the case of a REIT that is a partner in a partnership, Treasury regulations provide that for purposes of the REIT income and asset tests the REIT will be deemed to own its proportionate share of the assets of the partnership, and will be deemed to be entitled to the income of the partnership attributable to such share. The ownership of an interest in a partnership by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership, which would affect the computation of taxable income of the REIT, and the status of the partnership as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

We also own interests in a number of subsidiaries which are intended to be treated as qualified real estate investment trust subsidiaries. The Internal Revenue Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of our company.

We further own 100% of the nonvoting preferred stock in one subsidiary, LTC Development Company, Inc., which represents approximately 99% of the economic value of all classes of stock of LTC Development. LTC Development does not qualify for treatment as a qualified REIT subsidiary.

If any partnership or qualified real estate investment trust subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership or qualified real estate investment trust subsidiary) for federal income tax purposes, we would likely fail to satisfy the REIT asset test prohibiting a REIT from owning greater than 10% of the voting power of the stock of any issuer, as described above, and would therefore fail to qualify as a REIT. We believe that each of the partnerships and subsidiaries in which we own an interest (except LTC Development) will be treated for tax purposes as a partnership or qualified real estate investment trust subsidiary, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

President Clinton's fiscal year 2000 budget proposal contains a provision which would amend the Internal Revenue Code to prohibit REITs from owning stock of a corporation (other than a qualified real estate investment trust subsidiary) possessing greater than 10% of the voting power or value of all classes of stock of such corporation. This proposal would be effective with respect to stock acquired on or after the date of the first Congressional committee action with respect to the proposal. In addition, to the extent that a REIT's ownership of stock in a subsidiary corporation is exempt from this proposal by virtue of the proposal's effective date, such "grandfathered" status would terminate if such subsidiary corporation (1) engaged in a trade or business in which it was not engaged on the date of the first Congressional committee action on the proposal, or (2) acquired substantial new assets on or after such date. In the event that such grandfathered status were so terminated with respect to LTC Development, and we did not dispose of our interest in LTC Development, we would fail the third asset test discussed above and therefore fail to qualify as a REIT.

REMIC. A regular or residual interest in a REMIC will be treated as a real estate asset for purposes of the REIT asset tests, and income derived with respect to such interest will be treated as interest on an obligation secured by a mortgage on real property, assuming that at least 95% of the assets of the REMIC are real estate assets. If less than 95% of the assets of the REMIC are real estate assets, only a proportionate share of the assets of and income derived from the REMIC will be treated as qualifying under the REIT asset and income tests. We believe that our REMIC interests fully qualify for purposes of the REIT income and asset tests.

Annual Distribution Requirements. In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders annually in an amount at least equal to

      (1)   the sum of:

            (A) 95% of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and our net capital gain); and

            (B) 95% of the net income, if any (after tax), from foreclosure property; minus

      (2) the excess of certain items of non-cash income over 5% of our real estate investment trust taxable income.

These annual distributions must be paid in the taxable year to which they relate, or in the following taxable year if:

      o     declared before we timely file our tax return for such year;

      o paid on or before the first regular dividend payment date after such declaration; and

      o     we so elect and specify the dollar amount in our tax return.

Amounts distributed must not be preferential; that is, every stockholder of the class of stock with respect to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class.

To the extent that we do not distribute all of our net long-term capital gain or distribute at least 95%, but less than 100%, of our "real estate investment trust taxable income," as adjusted, it will be subject to tax on such amounts at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

      (1) 85% of our real estate investment trust ordinary income for such year;

      (2) 95% of our real estate investment trust capital gain income for such year; and

      (3)   any undistributed taxable income from prior periods;

we would be subject to a 4% excise tax on the excess of such required distributions over the amounts actually distributed. Any real estate investment trust taxable income and net capital gain on which this excise tax is imposed for any year is treated as an amount distributed during that year for purposes of calculating such tax.

Failure to Qualify. If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us, nor will any distributions be required to be made. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

In addition, President Clinton's fiscal year 2000 budget proposal includes a provision which, if enacted in its present form, would result in the immediate taxation of all gain inherent in a C corporation's assets upon an election by such corporation to become a REIT in taxable years beginning after January 1, 2000, and thus could effectively preclude us from re-electing to be taxed as a REIT following a loss of its REIT status.

State and local taxation. We may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or reside. The state and local tax treatment of our company may not conform to the federal income tax consequences discussed above.

Statement Regarding Forward Looking Disclosure

Certain information contained in this annual report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives of those terms. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations affecting real estate investment trusts. Exhibit 99 to this annual report contains a more comprehensive discussion of risks and uncertainties associated with our business.

Item 2. PROPERTIES

Investment Portfolio

At December 31, 1998, our real estate investment portfolio consisted of investments in 274 skilled nursing facilities with 31,276 beds, 90 assisted living facilities with 4,301 units and six schools in 36 states. We had approximately $410,659,000 (before accumulated depreciation of $26,972,000) invested in facilities we own and lease to operators, approximately $180,964,000 invested in mortgage loans (before allowance for doubtful accounts of $1,250,000), and approximately $100,595,000, at estimated fair value, invested in REMIC certificates.

Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as provide sub-acute care services which are paid either by the patient, the patient's family, or through federal Medicare or state Medicaid programs. Assisted living facilities serve elderly persons who require assistance with activities of daily living, but do not require the constant supervision skilled nursing facilities provide. Services are usually available 24-hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

The schools in our real estate investment portfolio are charter and private schools. Charter schools provide an alternative to the traditional public school. Charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Laws vary by state, but generally charters are granted by state boards of education either directly or in conjunction with local school districts or public universities. Operators are granted charters to establish and operate schools based on the goals and objectives set forth in the charter. Upon receipt of a charter, schools receive an annuity from the state for each student enrolled. Unlike public or charter schools, private schools receive a majority of their revenues from the students' parents.

Owned Properties. At December 31, 1998, we owned 54 skilled nursing facilities with a total of 6,535 beds, 74 assisted living facilities with a total of 3,402 units and five schools in 24 states, representing a net investment of approximately $383,687,000. The properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 12 years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities.

The following table sets forth certain information regarding our owned properties as of December 31, 1998:

               No. of    No. of       No. of      No. of Beds                                       Purchase         Current Annual
   Location     SNFs      ALFs       Schools      /Units(3)     Encumbrances    Lease Term (4)        Price           Rent Payments
-----------------------------------------------------------------------------------------------------------------------------------
Alabama           8         1                          912      $ 14,392,000         72           $    29,288,000    $    3,441,000
Arizona           2         3          3               597         7,452,000        129                37,581,000         3,950,000
California        2         2                          346                          137                16,516,000         1,601,000
Colorado                    4                          184                          122                11,841,000         1,173,000
Florida          10         5                        1,682                          103                63,121,000         6,412,000
Georgia           1                                    100                          115                 2,500,000           261,000
Idaho                       4                          148                          128                 9,756,000           977,000
Illinois          1                                    148                           73                 6,627,000           747,000
Indiana                     2                           78                          140                 5,070,000           487,000
Iowa              6         1                          483        10,431,000         31                12,214,000         1,369,000
Kansas            3         4                          290         5,339,000        108                 8,917,000           872,000
Minnesota                              1                 -                          178                 3,788,000           379,000
Nebraska                    4                          156                          128                 9,332,000           959,000
New Jersey                  1          1                39                          180                 9,025,000           931,000
New Mexico                  1                          109                          172                 8,432,000           745,000
N. Carolina                 1                           42                          122                 2,905,000           278,000
Ohio                        6                          237                          132                15,386,000         1,553,000
Oklahoma                    6                          221                          106                12,315,000         1,193,000
Oregon            1         5                          432         4,191,000        127                25,620,000         2,531,000
Tennessee         2                                    224                          115                 5,550,000           580,000
Texas            13        13                        2,386        20,564,000         87                66,093,000         7,435,000
Virginia          3                                    443                           82                11,013,000         1,273,000
Washington        2         8                          497        10,659,000        174                24,959,000         2,529,000
Wyoming                     3                          183                          168                12,810,000         1,115,000
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL            54        74          5             9,937       $73,028,000(1)                    $  410,659,000(2)  $  42,791,000
===================================================================================================================================

(1) Consists of: i) $55,432,000 of non-recourse mortgages payable by the Company secured by 27 skilled nursing facilities containing a total of 3,265 beds, ii) $8,065,000 of tax-exempt bonds secured by 5 assisted living facilities in Washington with 184 units, iii) $5,340,000 of capital lease obligations on 4 assisted living facilities in Kansas with 134 units, and iv) $4,191,000 of multi-unit housing tax-exempt revenue bonds on one skilled nursing facility in Oregon with 112 units.
(2) Of the total purchase price, $178,762,000 relates to investments in 54 skilled nursing facilities with 6,535 beds, $211,947,000 relates to investments in 74 assisted living facilities with 3,402 units and $19,950,000 relates to investments in five schools.
(3) Number of beds/units applies to skilled nursing facilities and assisted living residences only.
(4)   Weighted average remaining months in lease term.

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

At December 31, 1998, three of our controlled partnerships owned five skilled nursing facilities that were leased to Sensitive Care, Inc., a Ft. Worth, Texas-based skilled nursing operator. In January 1999, the state of

Texas took control of the operations at these five facilities and placed a trustee to oversee resident care. Subsequent to the actions by the state of Texas, we entered into leases on the five properties with BMW Healthcare, Inc., another Texas-based skilled nursing operator. These leases commenced on March 1, 1999 and will continue for 10 years as long as the state of Texas issues licenses to BMW Healthcare to operate these facilities. Prior to licensure, BMW Healthcare is operating the properties under trustee supervision.

Mortgage Loans. At December 31, 1998, the Company had 71 mortgage loans secured by first mortgages on 63 skilled nursing facilities with a total of 7,034 beds, 16 assisted living residences with 899 units and one school located in 23 states. At December 31, 1998, the mortgage loans had a weighted average interest rate of 10.89%, generally have 25-year amortization schedules, have balloon payments due from 1999 to 2018 and provide for certain facility fees. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table sets forth certain information regarding our mortgage loans as of December 31, 1998:

                                             No. of                  Average                                          Current Annual
               No. of   No. of    No. of      Beds       Interest   Months to   Face Amount of    Current Amount       Debt Service
  Location      SNFs     ALFs    Schools     /Units       Rate %    Maturity    Mortgage Loans   of Mortgage Loans          (1)
-----------------------------------------------------------------------------------------------------------------------------------
Alabama          1                            40            10.00      238    $     500,000       $    497,000     $     58,000
Arizona          2        1          1       479      10.25-11.00       63       17,150,000         16,941,000        2,022,000
Arkansas         2                           274      10.25-10.45      149        3,400,000          3,238,000          403,000
California       6                           886       9.78-12.75      148       13,076,000         12,799,000        1,612,000
Colorado         5        1                  476       8.91-12.52       85       12,440,000         12,270,000        1,399,000
Florida          6        2                  908       9.90-12.05      116       25,929,000         25,485,000        3,069,000
Georgia          4        1                  445      10.00-11.18       97       11,450,000         11,329,000        1,340,000
Illinois         2                           191       9.58-11.30       94        3,150,000          3,121,000          347,000
Iowa             5                           590      11.05-12.00      150        8,900,000          8,727,000        1,032,000
Kansas           2                           197      10.16-12.13      160        3,600,000          3,560,000          433,000
Mississippi      1                           180            11.32       94        5,465,000          5,443,000          662,000
Missouri         2                           264       8.88-11.13      129        4,301,000          4,470,000          547,000
Montana                   1                   34            11.00      181        2,346,000          2,345,000          268,000
Nebraska                  3                  135      10.23-11.00      117        8,979,000          8,957,000        1,017,000
Nevada           1                           100            10.63      141        1,200,000          1,129,000          145,000
N. Carolina      2        4                  369       8.91-10.90       89       14,384,000         14,280,000        1,383,000
Ohio             1                           150            10.39       88        5,200,000          5,083,000          586,000
Oklahoma         1                           161            11.15      152        1,300,000          1,250,000          163,000
S. Carolina      5        3                  637       8.91-12.10       94       18,927,000         18,850,000        2,087,000
Tennessee        3                           201            10.98       82        4,842,000          4,746,000          574,000
Texas            7                           791      10.25-11.70      145       10,145,000          9,909,000        1,243,000
Washington       4                           310      10.40-11.90      146        4,500,000          4,387,000          564,000
Wisconsin        1                           115            11.00      221        2,200,000          2,148,000          272,000
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL           63       16          1     7,933                              $ 183,384,000       $180,964,000(2)   $ 21,226,000
===================================================================================================================================

(1)   Includes principal and interest payments.
(2) Of the total current principal balance, $131,550,000, $42,914,000 and $6,500,000 relates to investments in skilled nursing facilities, assisted living facilities and schools, respectively.

In general, the mortgage loans may not be prepaid except in the event of the sale of the collateral facility to a third party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one facility upon a sale of one or more, but not all, of the collateral facilities to a third party which is not an affiliate of the borrower. The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the facility under pre-existing purchase option, destruction or condemnation, or other circumstances as approved by us. On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year. For other loans, the prepayment premium is based on a yield maintenance formula. In addition to a lien on the mortgaged property, the loans are generally secured by certain non-real estate assets of the facilities and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross-default and cross-collateralization features and certain guarantees.

REMIC Certificates. At December 31, 1998, the estimated fair value of the REMIC certificate investments was $100,595,000 ($100,814,000, at amortized cost). The REMIC certificates we retain are subordinate in rank and right of payment to the REMIC certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The REMIC certificates are collateralized by four pools consisting of 117 first mortgage loans secured by 184 skilled nursing facilities with a total of 20,972 beds in 26 states. Each mortgage loan, all of which we originated, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property. The $381,894,000 current principal amount of mortgage loans represented by the REMIC certificates have a weighted average interest rate of approximately 11.03%, and scheduled maturities ranging from 1999 to 2028.

The following table sets forth certain information regarding the mortgage loans securing the REMIC certificates as of December 31, 1998:

                                     Original          Current
                                     Principal    Principal Amount
              Number                 Amount of      of Remaining       Current
               of        Number      Remaining     Mortgage Loans    Annual Debt
  Location  Facilities   of Beds  Mortgage Loans         (1)           Service
--------------------------------------------------------------------------------
Alabama          9       1,189    $ 22,526,000      $ 21,807,000     $ 2,771,000
Arizona          5         955      26,018,000        25,206,000       2,882,000
California      23       2,532      52,870,000        39,400,000       5,385,000
Colorado         1         177       2,000,000         1,964,000         235,000
Connecticut      4         499      10,656,000        10,299,000       1,316,000
Florida          7         945      32,310,000        31,371,000       3,713,000
Georgia         12       1,318      27,272,000        26,526,000       3,307,000
Illinois         6         679      12,426,000        11,928,000       1,508,000
Iowa            11         810      16,731,000        16,746,000       1,893,000
Kansas           1          66       1,200,000         1,172,000         143,000
Kentucky         1          67         726,000           702,000          89,000
Louisiana        1         127       1,600,000         1,557,000         199,000
Michigan         3         444       6,800,000         6,551,000         848,000
Mississippi      3         400      10,685,000        10,532,000       1,193,000
Missouri         6         645      10,989,000        10,663,000       1,325,000
Montana          6         543      15,508,000        15,130,000       1,778,000
Nebraska         6         570      10,014,000         9,692,000       1,206,000
New Mexico       8         673      20,833,000        20,182,000       2,196,000
N. Carolina      1         168       2,950,000         2,874,000         359,000
Ohio             3         243       7,000,000         6,504,000         823,000
Oklahoma         1         112       1,300,000         1,216,000         169,000
Oregon           2         168       1,610,000         1,595,000         165,000
S. Dakota        1          50         585,000           567,000          66,000
Tennessee        7         650      19,027,000        18,693,000       2,283,000
Texas           52       6,653      88,491,000        84,574,000      10,471,000
Washington       4         289       4,583,000         4,443,000         550,000
--------------------------------------------------------------------------------
TOTAL          184      20,972    $406,710,000      $381,894,000     $46,873,000
================================================================================

(1) Included in the balances of the mortgages underlying the REMIC certificates are $55,432,000 of non-recourse mortgages payable by our subsidiaries. We originated these mortgages which were subsequently transferred to the REMIC. The properties and the mortgage debt are reflected in our balance sheet.

The mortgage loans underlying the REMIC certificates generally have 25-year amortization schedules with final maturities due from 1999 to 2028, unless prepaid prior thereto. Contractual principal and interest distributions with respect to the $100,814,000 amortized cost basis of REMIC certificates (excluding unrealized losses on changes in estimated fair value of $219,000) we retained are subordinated to distributions of interest and principal with respect to the $299,215,000 of REMIC certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur, contractual principal reductions on the REMIC certificates we retained will commence in August 2003 with final maturity in April 2028. Distributions on any of the REMIC certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC certificates, including the exercise of certain purchase options under existing facility leases or the sale of the mortgaged properties. Each of the mortgage loans securing the REMIC certificates contain similar prepayment and security provisions as our mortgage loans.

As part of the REMIC transactions discussed above, we serve as the sub-servicer and, in such capacity, are responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the REMIC certificates. We receive monthly fees equal to a fixed percentage of the then outstanding mortgage loan balance in the REMIC which, in management's opinion, represent currently prevailing terms for similar transactions. In addition, we will act as the special servicer to restructure any mortgage loans in the REMIC that default.

At December 31, 1998, the REMIC certificates we held had an effective interest rate of approximately 17.76% based on the expected future cash flows with no unscheduled prepayments.

Major Operators

As of December 31, 1998, Sun Healthcare Group, Inc. operated 70 facilities representing 19% ($174.3 million) of our adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC certificates). Our real estate investments that are operated by Sun Healthcare consists of $46.3 million of properties we own and lease directly to Sun Healthcare and $31.7 million of mortgage loans and mortgage loans underlying the REMIC certificates that are secured by properties owned directly by Sun Healthcare. The remaining $96.3 million consists of mortgage loans and mortgage loans underlying the REMIC certificates that are secured by properties that are owned by independent entities that either lease the properties to Sun Healthcare or have Sun Healthcare operate the property pursuant to a management agreement.

Other than Sun Healthcare, no long-term care provider operated over 10% of our adjusted gross real estate investment portfolio. Sun Healthcare is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission. Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by Sun Healthcare, or any of our other major operators, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires. See "Exhibit 99 -Risk Factors" for a more comprehensive discussion of risks and uncertainties.

Item 3. LEGAL PROCEEDINGS

      From time to time, we are a party to various claims and lawsuits arising in the ordinary course of business which, in our opinion, are not singularly or in the aggregate material to our results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 4a. EXECUTIVE OFFICERS

           Name          Age                   Position
---------------------------                    --------
Andre C. Dimitriadis     58  Chairman, Chief Executive Officer and Director
James J. Pieczynski      36  President, Chief Financial Officer, and Director
Christopher T. Ishikawa  35  Senior Vice President and Chief Investment Officer
Raad K. Shawaf           33  Senior Vice President and General Counsel

Mr. Dimitriadis founded LTC in 1992 and was employed by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies, from October 1989 to May 1992, where he served as Executive Vice President and Chief Financial Officer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from 1985 to 1989, where he served as Executive Vice President - Finance, Chief Financial Officer and Director. Mr. Dimitriadis is a member of the board of Magellan Health Services.

Mr. Pieczynski has served as President and Director since September 8, 1997 and Chief Financial Officer of LTC since May 1994. From May 1994 to September 1997, he also served as Senior Vice President of LTC. He joined LTC in December 1993 as Vice President and Treasurer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from May 1990 to December 1993, where he served as Assistant Controller and Director of Development.

Mr. Ishikawa has served as Senior Vice President and Chief Investment Officer since September 8, 1997. Prior to that, he served as Vice President and Treasurer of LTC since April 1995. Prior to joining LTC, he was employed by MetroBank from December 1991 to March 1995, where he served as First Vice President and Controller. From December 1989 to November 1991, he was employed by Mercantile National Bank where he served as Assistant Treasurer.

Mr. Shawaf has served as Senior Vice President and General Counsel since March 1, 1999. Prior to that, he served as Vice President and Assistant General Counsel of LTC since September 1997. Prior to joining LTC, he was employed by Pamela J. Privett, A Professional Law Corporation, which served as outside General Counsel to LTC from June 1997 to September 1997. From November 1996 to June 1997, he was the sole owner of Raad K. Shawaf, Attorney At Law, a real estate law practice. From June 1993 to June 1996, he was an associate attorney at Stern, Neubauer, Greenwald & Pauly.

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock is listed on the New York Stock Exchange. Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE.

                                   1998                       1997
                          -----------------------      -------------------------
                            High           Low          High          Low
                           --------      --------      --------      -----------
First Quarter              $21.9375      $18.9375      $ 18.625      $ 16.625
Second Quarter              20.3125         18.00         18.25        16.125
Third Quarter                 19.00         16.25       19.3125         18.00
Fourth Quarter                18.00       15.5625         21.50       18.8125

(b) As of December 31, 1998, we had approximately 927 stockholders of record of our common stock.

(c)   We declared total cash distributions as set forth below:

                                                     1998                 1997
                                                  ---------            ---------
First Quarter                                     $    .365            $     .34
Second Quarter                                          .39                 .365
Third Quarter                                           .39                 .365
Fourth Quarter                                          .39                 .365
                                                  ---------            ---------
                                                  $   1.535            $   1.435
                                                  =========            =========

In addition, in connection with our distribution of our investment in LTC Healthcare common stock to our common stockholders, Series C preferred stockholders and convertible debenture holders, we declared a stock dividend in the form of LTC Healthcare common stock equal to $0.469 per share.

We intend to distribute to its stockholders a majority of our funds from operations and, in any event, an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from its real estate investments. All distributions will be made subject to approval of the Board of Directors and will depend on the earnings of LTC, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 95% of our "REIT taxable income."

Item 6. SELECTED FINANCIAL INFORMATION

The following table of selected financial information should be read in conjunction with LTC's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                  1998         1997         1996         1995         1994
                                               ---------    ---------    ---------    ---------    ---------
                                                            (In thousands, except per share amounts)
Operating Information:
Revenues                                       $  89,391    $  73,434    $  54,930    $  35,569    $  27,641
Expenses:
   Interest expense                               22,267       23,795       20,604        9,407        6,563
   Depreciation and amortization                  12,561        9,132        6,298        3,072        1,781
   Amortization of founders' stock                    --           31          114          221          372
   Provision for loan losses                         600           --           --           --          550
   Minority interest                               1,415        1,205          898           57           --
   Operating and other expenses                    5,084        4,393        4,479        2,772        3,037
                                               ---------    ---------    ---------    ---------    ---------
      Total expenses                              41,927       38,556       32,393       15,529       12,303
                                               ---------    ---------    ---------    ---------    ---------
Other income (loss)                                3,129          885        6,173       (1,656)         667
                                               ---------    ---------    ---------    ---------    ---------
Income before cumulative effect of change in
   accounting                                     50,593       35,763       28,710       18,384       16,005

Cumulative effect of accounting change                --           --           --           --        1,205
                                               ---------    ---------    ---------    ---------    ---------
Net income                                        50,593       35,763       28,710       18,384       17,210

Preferred dividends                              (12,896)      (6,075)          --           --           --
                                               ---------    ---------    ---------    ---------    ---------
Net income available to common stockholders    $  37,697    $  29,688    $  28,710    $  18,384    $  17,210
                                               =========    =========    =========    =========    =========

Per share Information:
Basic net income before cumulative effect of
   accounting change                           $    1.39    $    1.26    $    1.51    $    1.02    $    1.05

Cumulative effect of change in method
   of accounting for REMIC Certificates               --           --           --           --         0.08
                                               ---------    ---------    ---------    ---------    ---------
Basic net income                               $    1.39    $    1.26    $    1.51    $    1.02    $    1.13
                                               =========    =========    =========    =========    =========
Diluted net income                             $    1.39    $    1.25    $    1.44    $    1.01    $    1.11
                                               =========    =========    =========    =========    =========
Distributions declared (1)                     $   1.535    $   1.435    $   1.335    $    1.21    $    1.10
                                               =========    =========    =========    =========    =========

Balance Sheet Information:
Real estate investments, net                   $ 663,996    $ 640,733    $ 488,134    $ 340,441    $ 220,025
Total assets                                     689,814      656,664      500,538      357,378      241,241
Total debt                                       229,695      249,724      283,472      174,083       55,835
Total liabilities                                237,900      259,378      299,207      185,458       66,148
Minority interest                                 10,514       11,159       10,528        1,098           --
Total stockholders' equity                       441,400      386,127      190,803      170,822      175,093

Other Information:
Cash flows from operating activities           $  61,885    $  43,230    $  33,789    $  24,197    $  19,242
Cash flows (used in) investing activities        (51,529)    (150,800)     (90,317)    (111,422)     (73,546)
Cash flows provided by (used in) financing
     activities                                  (13,827)     109,396       58,242       74,393       65,465

Funds from operations                          $  47,559    $  38,735    $  28,793    $  23,944    $  17,078
Basic funds from operations per share          $    1.76    $    1.65    $    1.52    $    1.33    $    1.12
Diluted funds from operations per share        $    1.71    $    1.57    $    1.44    $    1.29    $    1.09

(1)   Distributions may exceed current or accumulated net income.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Year ended December 31, 1998 compared to year ended December 31, 1997

Revenues for the year ended December 31, 1998 increased $15,957,000 or 22% to $89,391,000 from $73,434,000 in 1997. The increase in revenues resulted from increased rental income of $11,732,000, increased interest income from REMIC certificates of $2,756,000 and an increase in interest and other income of $4,381,000. Partially offsetting the above increases was a decrease of approximately $2,912,000 in interest income on mortgage loans.

Rental income increased $5,814,000 as a result of property acquisitions completed during 1997 and $7,941,000 due to property acquisitions completed during 1998. "Same-store" rents increased $955,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income was a decrease of $2,978,000 resulting from the sale of properties. During May 1998, the Company completed its fourth securitization transaction resulting in an increase in interest income from REMIC certificates and a decrease in interest income on mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Increased interest and other income for 1998 resulted primarily from interest income on notes receivable from stockholders and increased commitment fees.

Total expenses for the year ended December 31, 1998 decreased to 47% of net revenues compared to 53% in 1997. The decrease was primarily due to a decrease in total interest expense as a result of the conversion of subordinated debentures. Depreciation and amortization increased due the larger investment base of owned properties in 1998 versus 1997. During 1998, a $600,000 provision for loan losses was recorded for two loans that are currently on non-accrual status. The increase in operating and other expenses is due to increased salaries and benefits attributable to an increase in the number of full time employees.

Other income for the year ended December 31, 1998 includes a gain of approximately $9,926,000 on the sale of three skilled nursing facilities. Offsetting the increase in other income attributable to the gain on the sale of real estate was a decrease in the estimated fair value of REMIC certificates that resulted in an unrealized loss of $6,797,000 during the current period as compared to the prior period's unrealized gain of $57,000.

During the year ended December 31, 1998, the Company declared cash dividends of $41,837,000 ($1.535 per share) and a stock dividend in the form of LTC Healthcare common stock of $10,724,000 (fair value of $0.469 per share, unaudited) on its common stock and dividends on its preferred stock totaling $12,896,000. The dividends on the preferred stock represent the regular annual dividend of $2.375 per share on the Series A Cumulative Preferred Stock and $2.25 per share on the Series B Cumulative Preferred Stock and a partial dividend on its Series C Convertible Preferred Stock (issued in September 1998). Dividends declared during the year ended December 31, 1997 represent a partial dividend for the month of March 1997 and the regular monthly dividend for the remainder of the year on the Series A Cumulative Preferred Stock (issued in March 1997) and a partial dividend for the month of December 1997 on the Series B Cumulative Preferred Stock (issued in December 1997).

As a result of the changes in revenues and expenses discussed above, net income available to common stockholders increased $8,009,000 to $37,697,000 for the year ended December 31, 1998 from $29,688,000 in 1997.

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

During 1997, the estimated fair value of REMIC Certificates increased $57,000 compared to an increase of $6,173,000 in 1996 resulting in a significant decrease in other income. Also decreasing other income were charges of $1,120,000 recognized in connection with the accelerated vesting of 64,000 shares of restricted common stock and non-cash impairment charge of $1,866,000. Partially offsetting these decreases in other income were gains of $1,015,000 on the sale of the Company's investment in Home and Community Care, Inc. and $2,799,000 on the sale of real estate investments.

During 1997, the Company declared dividends of $5,913,000 on its Series A Cumulative Preferred Stock issued in March 1997 and a partial dividend of $162,000 on its Series B Cumulative Preferred Stock issued in December 1997.

As a result of the changes in revenues and expenses discussed above, net income available to common stockholders increased $978,000 to $29,688,000 in 1997 from $28,710,000 in 1996.

Liquidity and Capital Resources

As of December 31, 1998, the Company's real estate investment portfolio consisted of approximately $410,659,000 invested primarily in owned skilled nursing and assisted living facilities (before accumulated depreciation of $26,972,000), approximately $180,464,000 invested in mortgage loans (before allowance for doubtful accounts of $1,250,000) and approximately $100,595,000 (fair value) in REMIC Certificates. As of December 31, 1998, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $299,215,000 and 7.29%, respectively. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.76% at December 31, 1998. The Company's portfolio consists of 274 skilled nursing facilities, 90 assisted living facilities and six schools in 36 states.

As of December 31, 1998, $100,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%. On March 8, 1999, the Company obtained a $25,000,000 term loan that bears interest at LIBOR plus 1.25% and matures on October 2, 2000.

As of December 31, 1998 the Company had $581,323,000 of unencumbered real estate investments consisting of $300,264,000 in owned properties (before accumulated depreciation), $180,464,000 in mortgage loans (before allowance for doubtful accounts) and $100,595,000 in REMIC certificates. The Company believes that its current cash from operations available for distribution or reinvestment, its borrowing capacity (including borrowings against unencumbered real estate investments), and the Company's ability to access the capital markets are sufficient to provide for payment of its operating costs, provide funds for distribution to its stockholders and to fund additional investments.

During the year ended December 31, 1998, the Company completed approximately $204,776,000 in new investments consisting of approximately $47,452,000 in mortgage loans and approximately $157,324,000 in owned properties. The Company financed its investments with proceeds from its recently completed securitization transaction as discussed below and the sale of real estate properties, the assumption of mortgage loans and bonds of $11,224,000 bearing interest at a weighted average rate of 11.6%, issuance of $3,432,000 in minority interests, short-term borrowings and cash on hand.

During June 1998, the Company sold a skilled nursing facility that was acquired in 1992 for approximately $11,600,000 and in September 1998 sold two skilled nursing facilities that were acquired in 1994 for approximately $5,106,000. The Company's initial and net investment in these three facilities was approximately $7,654,000 and $6,332,000, respectively. In connection with the sale, proceeds of approximately $4,271,000 were used to repay an outstanding mortgage loan secured by one of the facilities. The mortgage loan was payable to the pool of mortgage loans securing the Company's investment in REMIC Certificates. The remaining proceeds were used to repay borrowings outstanding under the Company's line of credit. The Company recognized a gain of approximately $9,926,000 on the sale of these facilities.

During May 1998, the Company completed a securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount ($20,700,000 carrying value) of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% on the face value (15.16% on the amortized cost) (the "1998-1 Pool"). As part of the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates. The subordinated and interest only certificates retained by the Company had an aggregate fair value of approximately $41,400,000 at the time of the securitization and a weighted average effective yield of 18.9%. Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,741,000 with a weighted average interest rate of approximately 8.7% provided to wholly owned subsidiaries and limited partnerships of the Company. Net proceeds of approximately $108,613,000 from the above securitization were used to repay borrowings outstanding under the Company's line of credit.

On September 2, 1998, the Company issued 2,000,000 shares of 8.5% Series C Convertible Preferred Stock at $19.25 per share for net proceeds of $37,605,000. The Series C Preferred Stock is convertible into 2,000,000 shares of the Company's common stock, has a liquidation value of $19.25 per share and has an annual coupon of 8.5%, payable quarterly. During 1998, the Company repurchased and retired 200,000 shares of common stock for an aggregate purchase price of approximately $3,345,000. On February 3,

1999, the Company announced a stock repurchase plan of up to $5,000,000 of common stock. As of March 19, 1999, the Company had repurchased and retired 316,800 shares of common stock for an aggregate purchase price of approximately $4,108,000 under this plan.

On July 1, 1998, the Company redeemed the outstanding $90,000 principal amount of its 8.5% Convertible Subordinated Debentures due 2000 (the "8.5% Debentures") and the outstanding $20,000 principal amount of its 9.75% Convertible Subordinated Debentures due 2004 (the "9.75% Debentures"). Including conversions made in connection with the redemption of the 8.5% Debentures and the 9.75% Debentures, during the year ended December 31, 1998, holders of approximately $35,046,000 in principal amount of convertible subordinated debentures elected to convert the debentures into 2,283,213 shares of common stock at prices ranging from $15.00 to $17.25 per share. At December 31, 1998, the Company had $56,667,000 principal amount of convertible subordinated debentures outstanding which were convertible into 3,512,089 shares of common stock.

During 1998, LTC acquired 4,002 shares of LTC Healthcare, Inc. ("Healthcare") non-voting common stock for $2,001,000 in cash. LTC also contributed equity securities with a book value of $788,000, 13 real estate properties with a net book value of $61,462,000 that were encumbered by mortgage debt of $29,263,000 and a minority interest liability of $3,461,000 on seven of the properties, and other related assets and liabilities with a book value of $93,000 in exchange for an additional 36,000 shares of Healthcare non-voting common stock and borrowings by Healthcare under the unsecured line of credit provided by the Company of $21,396,000. During 1998, the Company provided additional funding of $8,635,000 under the unsecured line of credit. Subsequent to the contribution of the above assets and liabilities by the Company to Healthcare, Healthcare obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. Healthcare utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by the Company.

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

The Company and Healthcare have entered into various agreements which, among other things, provide for a sharing of corporate overhead under an administrative services agreement. During the year ended December 31, 1998, the Company charged Healthcare an administrative services fee of approximately $350,000. In addition, the Company provided Healthcare with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31, 1998 approximately $16,528,000 was outstanding under the line of credit. The Company recorded interest income related to the unsecured line of credit of $711,000 for the year ended December 31, 1998.

During 1998 but subsequent to the spin-off, the Company acquired 299,900 shares of Healthcare common stock, representing approximately 9.0% of Healthcare's outstanding common stock, for an aggregate purchase price of approximately $659,000.

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

The Company expects its future income and ability to make distributions from cash flows from operations to depend on the collectibility of its mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing facilities, assisted living residences and schools owned by or pledged to the Company. The operating results of the facilities will depend on various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, the Company's future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. The Company cannot presently predict what impact these proposals may have, if any. The Company believes that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing and assisted living facilities, the Company's borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

The Company's investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company's costs of financing its operations and the fair market value of its financial assets. The Company generally makes loans which have predetermined increases in interest rates and leases which have agreed upon annual increases. In as much as the Company initially funds its investments with its Revolving Credit Facility, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase between the time the Company originates the investment and replaces the short-term variable rate borrowings with a fixed rate financing. To help reduce the negative impact of changes in interest rates, the Company partially hedges, or locks in, its net interest rate spread on its investments with interest rate swaps, as previously described.

The REMIC certificates retained by the Company are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The returns on the Company's investment in REMIC certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management's estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

Certain of the REMIC certificates retained by the Company have designated certificate principal balances and a stated certificate interest "pass-through" rate. These REMIC certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. The Company also retains the interest-only (I/O) Certificates, which provide cash flow (interest-only) payments that result from the difference between the interest collected from the underlying mortgages and interest paid on all the outstanding pass-through rate certificates. In addition to the risk from credit losses, the I/O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O Certificates, thus, reducing their effective yield. The Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although the Company is required to report its REMIC Certificate investments at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of the Company's management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company was forced to liquidate any of the Certificates. See "Exhibit 99 -Risk Factors" for a more comprehensive discussion of risks and uncertainties.

The Company believes that its current cash flow from operations available for distribution or reinvestment, its borrowing capacity and the Company's ability to access the capital markets are sufficient to provide for payment of its operating costs, fund investments and provide funds for distribution to its stockholders. In addition to its borrowing capacity, the Company is considering various other proposals for additional long-term financing to meet the needs of the Company.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands, except per share amounts):

                                                         1998        1997        1996
                                                       --------    --------    --------
Net income available to common stockholders            $ 37,697    $ 29,688    $ 28,710
Real estate depreciation                                 12,561       9,104       6,256
Real estate depreciation included in equity earnings        430          --          --
Gain on sale of real estate                              (9,926)         --          --
Unrealized (gain) loss on REMIC Certificates              6,797         (57)     (6,173)
                                                       --------    --------    --------
FFO available to common stockholders                   $ 47,559    $ 38,735    $ 28,793
                                                       ========    ========    ========
Diluted FFO available to common stockholders           $ 55,871    $ 47,533    $ 38,764
                                                       ========    ========    ========
Basic FFO per share                                    $   1.76    $   1.65    $   1.52
                                                       ========    ========    ========
Diluted FFO per share                                  $   1.71    $   1.57    $   1.44
                                                       ========    ========    ========
Shares for basic FFO per share                           27,077      23,511      18,983
Shares for diluted FFO per share                         32,762      30,281      26,828

Year 2000

Currently many computer programs assume the first two digits of a year are "19" and simply identify a year by the last two digits. It is widely anticipated that, beginning in the year 2000 when the first two digits of a year are "20" rather than "19", these computer programs will incorrectly identify the year (i.e. the year 2000 will be incorrectly identified as 1900). Such miscalculations could result in the disruption of operations that are reliant on these computer programs. Computer programs that identify a year by four digits are deemed to be year 2000 compliant. The statements in this section include year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Status of the Company's Information Technology Systems and Non-Information Technology Systems. Our primary use of information technology systems is its internal accounting and information management software (collectively the "Systems"). We have evaluated the Systems to assess whether they will function properly with respect to dates in the year 2000 and beyond. Systems that were determined to be non-compliant with the year 2000 and beyond will be upgraded or replaced. Implementation of year 2000 compliant Systems and upgrades to existing Systems are expected to be completed by mid-1999. The total cost associated with modifications required to become year 2000 compliant will not be material to our financial position, results of operations or liquidity. Due to our limited reliance on complex Systems, we believe the year 2000 issue, as it relates to its internal Systems, will not have a material adverse effect upon our financial position, results of operations or liquidity.

We will also have year 2000 exposure in non-information technology areas as it relates to owned properties and our leased corporate offices. There is a risk that embedded chips in elevators, security systems, electrical systems and similar technology-driven devices may stop functioning on January 1, 2000. All of our owned properties are leased under triple-net leases and as such, the cost to repair any of these items will be paid by the lessee. While any disruption in services at our corporate offices due to failure of non-information technology systems may be inconvenient and disruptive to day-to-day activities, it is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Exposure to Third Party Year 2000 Issues. We depend upon the following third parties:

o     our tenants and borrowers for rents and cash flows;

o our financial institutions for availability of working capital and capital markets financing; and

o     our transfer agent to maintain and track investor information.

If our primary tenants or borrowers are not year 2000 compliant, or if they face disruptions in their cash flows due to year 2000 issues, we could face significant temporary disruptions in our cash flows after that date. These disruptions could be compounded if the commercial banks that process our cash receipts and disbursements are not year 2000 compliant. If there are significant disruptions to the capital markets as a result of year 2000 issues, our ability to access the capital markets to fund investments could be impaired.

Neither we nor our lessees or mortgagors can be assured that the federal and state governments, upon which our lessees rely for Medicare and Medicaid revenue, will be in compliance in a timely manner. The General Accounting Office has reported that the Health Care Financing Administration, which runs Medicare, is behind schedule in taking steps to deal with the year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The General Accounting Office has also reported that, based upon its survey of the states, the District of Columbia and three territories, less than 16% of the automated systems used by state and local government to administer Medicaid are reported to be year 2000 compliant. Due to the general uncertainty surrounding the readiness of third-party tenants and other third-parties, including the federal and state governments, with which our lessees do business, we are unable at this time to determine whether non-compliance with the year 2000 issue by third-parties will have a material impact on our financial position, results of operations or liquidity.

Contingency Plan. In the event we experience a significant disruption in cash receipts due to the a delay in Medicare or Medicaid receipts by our tenants or due to other year 2000 non-compliance issues, we would seek additional liquidity from our lenders and slow our investment activity.

Readers are cautioned that forward-looking statements contained in the above discussion regarding year 2000 compliance should be read in conjunction with the disclosure under the heading "-Statement Regarding Forward Looking Disclosure" set forth below.

Statement Regarding Forward Looking Disclosure

Certain information contained in this annual report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives of those terms. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations affecting real estate investment trusts. Exhibit 99 to this annual report contains a more comprehensive discussion of risks and uncertainties associated with our business.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Readers are cautioned that statements contained in this section "Quantitative and Qualitative Disclosures About Market Risk" are forward looking and should be read in conjunction with the disclosure under the heading "-Statement Regarding Forward Looking Disclosure" set forth above.

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable, investments in REMIC certificates and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

To modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable, our investment in REMIC certificates and fixed rate debt. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows. We have partially mitigated the impact of interest rate changes on our revolving line of credit with an interest rate swap agreement.

At December 31, 1998, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $181.7 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $7.5 million while a 1% decrease in such rates would increase their estimated fair value by approximately $8.2 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC certificates or fixed rate debt.

Assuming the borrowings outstanding under our revolving line of credit at December 31, 1998 remain constant and after giving effect to our interest rate swap agreement, a 1% increase in interest rates would increase annual interest expense on our revolving line of credit by approximately $500,000. Conversely, a 1% decrease in interest rates would decrease annual interest expense on our revolving line of credit by $500,000.

These estimated impact of changes in interest rates discussed above are determined by considering the impact of the hypothetical interest rates on our borrowing costs, interest rate swap agreement, lending rates and current U.S. Treasury rates from which our financial instruments may be priced. We do not believe that future market rate risks related to our financial instruments will be material to our financial position or results of operations. These analyses do not consider the effects of industry specific events, changes in the real estate markets, or other overall economic activities that could increase or decrease the fair value of our financial instruments. If such events or changes were to occur, we would consider taking actions to mitigate and/or reduce any negative exposure to such chantes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 8. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors ............................................   32

Consolidated Balance Sheets as of December 31, 1998 and 1997 ..............   33

Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996 .......................................   34

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1998, 1997 and 1996 .................................   35

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996 .......................................   36

Notes to Consolidated Financial Statements ................................   37

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG LLP

Los Angeles, California
January 19, 1999

                              LTC PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                            December 31,
                                                                                       ----------------------
                                                                                            1998         1997
                                                                                       ---------    ---------
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
   amortization:  1998 - $26,972; 1997 - $20,042                                       $ 366,891    $ 282,582
Land                                                                                      16,796       16,246
Mortgage loans receivable held for sale, net of allowance for doubtful accounts:
   1998 - $1,250; 1997 - $1,000                                                          179,714      254,094
REMIC Certificates at estimated fair value                                               100,595       87,811
                                                                                       ---------    ---------
   Real estate investments, net                                                          663,996      640,733
Other Assets:
 Cash and cash equivalents                                                                 1,503        4,974
 Debt issue costs, net                                                                     2,040        3,733
 Interest receivable                                                                       3,350        3,862
 Prepaid expenses and other assets                                                         2,397        3,362
 Note receivable from LTC Healthcare, Inc.                                                16,528           --
                                                                                       ---------    ---------
                                                                                          25,818       15,931
                                                                                       ---------    ---------
  Total assets                                                                         $ 689,814    $ 656,664
                                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999 - 2002                                    $  56,667    $  91,823
Bank borrowings                                                                          100,000       87,500
Mortgage loans payable                                                                    55,432       56,785
Bonds payable and capital lease obligations                                               17,596       13,616
Accrued interest                                                                           3,135        4,453
Accrued expenses and other liabilities                                                     4,085        4,429
Distributions payable                                                                        985          772
                                                                                       ---------    ---------
   Total liabilities                                                                     237,900      259,378

Minority interest                                                                         10,514       11,159

Commitments                                                                                   --           --
Stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized;
   shares issued and outstanding: 1998 - 7,080,000; 1997 - 5,080,000                     165,500      127,000
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued
   and outstanding: 1998 - 27,660,712; 1997 - 25,025,003                                     277          250
Capital in excess of par value                                                           311,113      277,732
Cumulative net income                                                                    158,270      107,677
Notes receivable from stockholders                                                       (11,200)      (9,429)
Cumulative distributions                                                                (182,560)    (117,103)
                                                                                       ---------    ---------
  Total stockholders' equity                                                             441,400      386,127
                                                                                       ---------    ---------
  Total liabilities and stockholders' equity                                           $ 689,814    $ 656,664
                                                                                       =========    =========

                             See accompanying notes

                              LTC PROPERTIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                           Years ended December 31,
                                                       -------------------------------
                                                           1998        1997       1996
                                                       --------    --------   --------
Revenues:
  Rental income                                        $ 42,534    $ 30,802   $ 20,529
  Interest income from mortgage loans                    23,030      25,942     17,498
  Interest income from REMIC Certificates                16,945      14,189     14,383
  Interest and other income                               6,882       2,501      2,520
                                                       --------    --------   --------

          Total revenues                                 89,391      73,434     54,930
                                                       --------    --------   --------

Expenses:
  Interest expense                                       22,267      23,795     20,604
  Depreciation and amortization                          12,561       9,163      6,412
  Provision for loan losses                                 600          --         --
  Minority interest                                       1,415       1,205        898
  Operating and other expenses                            5,084       4,393      4,479
                                                       --------    --------   --------

          Total expenses                                 41,927      38,556     32,393
                                                       --------    --------   --------

Other income /(loss):
  Unrealized holding gain/(loss) on changes in
    estimated fair value of REMIC Certificates           (6,797)         57      6,173
  Gain on sales of real estate investments                9,926          --         --
  Other income, net                                          --         828         --
                                                       --------    --------   --------

         Total other income, net                          3,129         885      6,173
                                                       --------    --------   --------

Net income                                               50,593      35,763     28,710

Preferred dividends                                      12,896       6,075         --
                                                       --------    --------   --------
Net income available to
common stockholders                                    $ 37,697    $ 29,688   $ 28,710
                                                       ========    ========   ========
Net Income Per Common Share:
  Basic net income per common share                    $   1.39    $   1.26   $   1.51
                                                       ========    ========   ========
  Diluted net income per common share                  $   1.39    $   1.25   $   1.44
                                                       ========    ========   ========


                             See accompanying notes

                              LTC PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (In thousands, except per share amounts)

                                        Shares                                                             Notes
                                ----------------------                          Capital in  Cumulative  Receivable
                                Preferred     Common    Preferred     Common     Excess of       Net        from         Cumulative
                                  Stock        Stock       Stock       Stock     Par Value     Income    Stockholders  Distributions
                                ----------   ---------  ---------   ---------   ----------  ----------  ---------     ------------
Balance December 31, 1995               --      18,297  $      --   $     183   $ 178,453    $  43,204   $      --      $ (51,018)
Amortization of Founders' stock         --          --         --          --         114           --          --             --
Exercise of stock options               --           3         --          --          39           --          --             --
Conversion of debentures                --       1,304         --          13      18,521           --          --             --
Repurchase of common stock              --        (120)        --          (1)     (1,830)          --          --             --
Net income                              --          --         --          --          --       28,710          --             --
Common stock distributions
     ($1.335 per share)                 --          --         --          --          --           --          --        (25,585)
                                 ---------   ---------  ---------   ---------   ---------    ---------   ---------      ---------
Balance-December 31, 1996               --      19,484         --         195     195,297       71,914          --        (76,603)
                                 ---------   ---------  ---------   ---------   ---------    ---------   ---------      ---------
Amortization of Founders' stock         --          --         --          --          31           --          --             --
Issuance of Series A
  Preferred Stock                    3,080          --     77,000          --      (3,200)          --          --             --
Issuance of Series B
  Preferred Stock                    2,000          --     50,000          --      (2,200)          --          --             --
Issuance of common stock                --       2,000         --          20      35,045           --          --             --
Exercise of stock options               --         718         --           7       8,205           --      (9,862)            --
Payments on stockholder notes           --          --         --          --          --           --         433             --
Amortization of restricted stock        --          91         --           1       1,639           --          --             --
Conversion of debentures                --       2,732         --          27      42,915           --          --             --
Net income                              --          --         --          --          --       35,763          --             --
Preferred stock dividends               --          --         --          --          --           --          --         (6,075)
Common stock distributions
     ($1.435 per share)                 --          --         --          --          --           --          --        (34,425)
                                 ---------   ---------  ---------   ---------   ---------    ---------   ---------      ---------
Balance - December 31, 1997          5,080      25,025    127,000         250     277,732      107,677      (9,429)      (117,103)
                                 ---------   ---------  ---------   ---------   ---------    ---------   ---------      ---------
Issuance of Series C
  Preferred Stock                    2,000          --     38,500          --        (895)          --          --             --
Exercise of stock options               --         147         --           2       1,557           --      (2,313)            --
Payments on stockholder notes           --          --         --          --          --           --         542             --
Conversion of debentures                --       2,283         --          23      34,622           --          --             --
Repurchase of common stock              --        (200)        --          (2)     (3,343)          --          --             --
Issuance of restricted stock            --         406         --           4          (4)          --          --             --
Amortization of restricted stock        --          --         --          --       1,491           --          --             --
Conversion of partnership units         --          --         --          --         (47)          --          --             --
Net income                              --          --         --          --          --       50,593          --             --
Preferred stock dividends               --          --         --          --          --           --          --        (12,896)
Common stock distributions - cash
  ($1.535 per share)                    --          --         --          --          --           --          --        (41,837)
Common stock distributions - stock
  ($0.469 per share)                    --          --         --          --          --           --          --        (10,724)
                                 ---------   ---------  ---------   ---------   ---------    ---------   ---------      ---------
Balance - December 31, 1998          7,080      27,661  $ 165,500         277   $ 311,113      158,270     (11,200)     $(182,560)
                                 =========   =========  =========   =========   =========    =========   =========      =========

                             See accompanying notes

                              LTC PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                             Year ended December 31,
                                                                       -----------------------------------
                                                                          1998         1997         1996
                                                                       ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                          $  50,593    $  35,763    $  28,710
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        12,561        9,163        6,412
     Unrealized holding (gain)/loss on estimated fair value of REMIC
     Certificates                                                          6,797          (57)      (6,173)
     Gain on sale of real estate investments                              (9,926)      (2,799)          --
     Gain on disposition of other assets                                      --       (1,015)          --
     Expense related to vesting of restricted stock                        1,491        1,120           --
     Non-cash impairment charge                                               --        1,866           --
     Other non-cash charges                                                2,220        1,832        1,883
   (Increase) decrease in interest receivable                                512       (1,204)        (875)
   (Increase) in prepaid, other assets and allowance                        (122)      (1,249)         (99)
   Increase (decrease) in accrued interest                                (1,118)      (1,562)       2,819
   Increase (decrease) in accrued expenses and other liabilities          (1,123)       1,372        1,112
                                                                       ---------    ---------    ---------
              Net cash provided by operating activities                   61,885       43,230       33,789

INVESTING ACTIVITIES:
   Investment in real estate mortgages                                   (47,452)    (107,487)     (99,440)
   Acquisition of real estate properties, net                           (142,668)    (114,891)     (95,285)
   Proceeds from sale of real estate properties, net                      16,706       29,004        7,589
   Proceeds from sale of REMIC Certificates,  net                        108,613       11,811       86,674
   Principal payments on mortgage loans receivable                        10,758       24,977        2,272
   Investment in LTC Healthcare, Inc.                                     (2,001)          --           --
   Advances to LTC Healthcare, Inc.                                      (12,800)          --           --
   Repayment of advances to LTC Healthcare, Inc.                          17,668           --           --
   Return of investment in unconsolidated affiliates                          --        5,000           --
   Proceeds from sale of investments, net                                     --        1,015           --
   Restricted cash                                                            --           --        8,300
   Other                                                                    (353)        (229)        (427)
                                                                       ---------    ---------    ---------
              Net cash used in investing activities                      (51,529)    (150,800)     (90,317)

FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures                           --           --       60,000
   Proceeds from issuance of common stock, net                                --       35,065           39
   Proceeds from issuance of preferred stock, net                         37,605      121,600           --
   Debt issue costs                                                           --       (1,877)      (2,167)
   Distributions paid                                                    (54,520)     (46,407)     (24,670)
   Bank borrowings                                                       276,000      445,032      219,000
   Repayment of bank borrowings                                         (263,500)    (436,932)    (188,070)
   Principal payments on mortgage loans, notes payable
   and capital lease obligations                                          (5,077)      (5,869)      (3,893)
   Repurchase of common stock                                             (3,345)          --       (1,831)
   Other                                                                    (990)      (1,216)        (166)
                                                                       ---------    ---------    ---------
              Net cash provided by financing activities                  (13,827)     109,396       58,242
                                                                       ---------    ---------    ---------
           Increase (decrease) in cash and cash equivalents               (3,471)       1,826        1,714
Cash and cash equivalents, beginning of year                               4,974        3,148        1,434
                                                                       ---------    ---------    ---------
Cash and cash equivalents, end of year                                 $   1,503    $   4,974    $   3,148
                                                                       =========    =========    =========
Supplemental disclosure of cash flow information:
        Interest paid                                                  $  22,478    $  23,985    $  16,631

                             See accompanying notes

                              LTC PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

LTC Properties, Inc. (the "Company"), a Maryland corporation, commenced operations on August 25, 1992. The Company is a real estate investment trust ("REIT") that invests primarily in long-term care facilities through mortgage loans, facility lease transactions and other investments. As of December 31, 1998, the Company had investments in 274 skilled nursing facilities, 90 assisted living residences and 6 schools in 36 states.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its controlled partnerships. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Use of Estimates. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less and are stated at cost which approximates market.

Land, Buildings and Improvements. Land, buildings and improvements are recorded at cost. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount of the real estate over its fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets ranging from 7 years for equipment to 40 years for buildings.

Mortgage Loans Receivable. The Company may securitize certain of the mortgage loans it originates in transactions accounted for as sales when a securitization provides the best available form of capital to fund additional long-term investments. Historically, the Company has sold its mortgage loans solely in connection with its REMIC securitizations and does not anticipate selling any mortgage loans other than in the course of completing future securitizations. However, since certain mortgage loans may be securitized in the future, direct investments in mortgage loans are classified as held for sale and carried at the lower of cost or market. If the mortgage loans aggregate cost basis exceeds their aggregate market value, a valuation allowance is established and the resulting amount is included in the determination of net income. Changes in the valuation allowance are included in current period earnings. In determining the estimated market value for mortgage loans, the Company considers estimated prices and yields, based in part on a spread over the applicable U.S. Treasury Note Rate, sought by qualified institutional buyers of the REMIC Certificates originated in the Company's securitizations.

Investments in REMIC Certificates. Generally, the Company maintains a long-term investment interest in mortgage loans it securitizes through the retention of a portion of the resulting REMIC Certificates which are carried at fair value. Significant judgment is used in estimating the REMIC Certificates' fair value since no ready market exists. Management considers factors which affect the REMIC

                              LTC PROPERTIES, INC.

Certificates' projected cash flows including, but not limited to, actual and estimated prepayments, projected credit losses, if any, on the underlying mortgages, as well as general economic and regulatory factors affecting the long-term care industry and prevailing market interest rate conditions. Since many of these factors are difficult to predict and are beyond the control of management, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company were forced to liquidate its investment in REMIC Certificates. Changes in the estimated fair value of REMIC Certificates are recorded as a separate component of earnings.

Mortgage Servicing Rights. The Company sub-services mortgage loans that are collateral for REMIC Certificates issued in its securitization transactions for which it receives servicing fees, based on market rates for such services at the time the securitization is completed, equal to a fixed percentage of the outstanding principal on the collateral loans. A separate asset for servicing rights is not recognized since the servicing fees received only adequately compensate the Company for the cost of servicing the loans. The fair value of servicing rights for mortgage loans originated and retained by the Company are estimated based on the fees received for servicing mortgage loans that serve as collateral for REMIC Certificates. All costs to originate mortgage loans are allocated to the mortgage loans since the fair value of servicing rights only sufficiently covers the servicing costs.

Interest Rate Contracts. Firm commitments subject the Company to interest rate risk to the extent that debt or other fixed rate financing will be used to finance the commitments. The Company may elect to enter into interest rate contracts to hedge such financing thereby reducing its exposure to interest rate risk. Interest rate contracts are designated as hedges of assets intended for securitization when the significant characteristics and expected terms of the securitization are identified and it is probable the securitization will occur. These contracts are entered into in notional amounts that generally correspond to the principal amount of the assets to be securitized. The Company effectively locks in its net interest margin on the securitization when the interest rate contract is entered into since changes in the market value of these contracts respond inversely to changes in the market value of the hedged assets. Gains or losses on interest rate contracts designated as hedges of assets to be securitized are deferred and recognized upon the completion of the securitization. The Company may also manage interest rate risk by entering into interest rate swap agreements whereby the Company effectively fixes the interest rate on variable rate debt. The differential between interest paid and received on interest rate swaps is recognized as an adjustment to interest expense.

Revenue Recognition. Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. Base rent under operating leases are accrued as earned over the terms of the leases. Contingent rental income, equal to a percentage of increased revenue over defined base period revenue of the long-term care facility operations, is recognized as earned.

Federal Income Taxes. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended and as such, no provision for Federal income taxes has been made. A REIT may deduct distributions to its stockholders from its taxable income. If at least 100% of a REIT's taxable income is distributed to its stockholders and it complies with other Internal Revenue Code requirements, a REIT generally is not subject to Federal income taxation.

For Federal tax purposes, depreciation is generally calculated at a rate of 3.6% based on the assets' tax basis (which approximates cost) using the straight-line method over a period of 27.5 years. At Earnings and profits, which determine the taxability of dividends to stockholders, differ from net

                              LTC PROPERTIES, INC.

income for financial statement purposes due to the treatment of certain interest income and expense items and depreciable lives and basis of assets under the Internal Revenue Code.

Concentrations of Credit Risks. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable, operating leases on owned properties and interest rate swaps. The Company's financial instruments, principally REMIC Certificates and mortgage loans receivable, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. The Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management's periodic review of its portfolio.

The Company's REMIC Certificates are subordinate in rank and right of payment to the certificates sold to third-party investors and as such, in most cases, would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The returns on the REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayment, prevailing interest rates and the timing and magnitude of credit losses on the mortgages underlying the securities that are a result of the general condition of the real estate market or long-term care industry. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter management's estimations and assumptions therefore, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

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

As of December 31, 1998, Sun Healthcare Group, Inc. ("Sun") operated 70 facilities representing 19% ($174.3 million) of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). Our real estate investments that are operated by Sun consists of $46.3 million of properties we own and lease directly to Sun Healthcare and $31.7 million of mortgage loans and mortgage loans underlying the REMIC certificates that are secured by

                              LTC PROPERTIES, INC.

properties owned directly by Sun. The remaining $96.3 million consists of mortgage loans and mortgage loans underlying the REMIC certificates that are secured by properties that are owned by independent entities that either lease the properties to Sun or have Sun operate the property pursuant to a management agreement.

Sun is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by Sun, or any other major operator of the Company, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with the Company or its borrowers as it expires.

Net Income Per Share. Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

Securitization Transactions. SFAS No. 125 provides specific criteria for determining whether a transfer of assets is a sale or a secured borrowing. To qualify as a sale, the following conditions must be met: 1) the transferred assets must be isolated from the transferor, 2) the transferee obtains the right free of any conditional constraints to pledge or exchange the assets, or the transferee is a qualifying special purpose entity of which the holders of the beneficial interests have the right free of any conditional constraints to pledge or exchange those interests, and 3) the transferor does not maintain effective control over the transferred assets. Management believes the structure of its securitization transactions meets the sales accounting standards established by SFAS No. 125. To the extent that recent or future interpretations of SFAS No. 125 would require modification to the structure of the securitization transactions, the Company would make the necessary modifications to allow future securitizations to be accounted for as sales.

Transfers of mortgage loans to a Real Estate Mortgage Investment Conduit ("REMIC"), a qualifying special-purpose entity, are accounted for as a sale and any gain or loss is recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by the Company are recorded at their fair value at the date of the transaction. The Company has no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of the Company for financial reporting purposes.

Stock-Based Compensation. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" but continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123.

New Accounting Pronouncements. In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 1999. SFAS No. 133 requires all derivatives to be recorded at fair value and establishes unique accounting for fair value hedges. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's financial position or results of operations. The FASB also issued SFAS No. 134, "Accounting for Mortgage-Backed

                              LTC PROPERTIES, INC.

Securities Retained after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Entity" which is effective for the first fiscal quarter beginning after December 15, 1998. See Note.4 Real Estate Investments -REMIC Certificates for a discussion regarding the impact of the adoption of SFAS No. 134.

3. Supplemental Cash Flow Information

                                                                  1998       1997       1996
                                                               ------------------------------
Non-cash investing and financing transactions:
   Exchange of mortgage loans for REMIC Certificates           $129,300   $     --   $ 80,962
   Exchange of previously issued REMIC Certificates for
        REMIC Certificates                                       20,700
   Issuance of mortgage loans payable for REMIC Certificates         --         --     31,525
   Conversion of debentures into common stock                    35,046     44,005     18,813
   Assumption of mortgage loans payable relating
     to acquisitions of real estate properties                   11,224      3,026      9,641
   Distribution of investment in LTC Healthcare, Inc.            10,724         --         --
   Note payable for investment in unconsolidated affiliate           --      5,000         --
   Notes receivable related to exercise of stock options          2,313      9,862         --
   Conversion of mortgage loans into owned properties             7,301      9,348         --
   Minority interest                                              3,432        647      8,932

4. Real Estate Investments

The Company may invest 30% of its adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the $100,595,000 investment in REMIC Certificates) in assisted living residences. At December 31, 1998, aggregate investments in assisted living residences were $254,861,000 or 28% of its adjusted gross real estate investment portfolio.

During 1998, the Company began making investments in the child-care and education industry consisting of investments in private and charter schools from pre-school through twelfth grade. The Company's existing line of credit was amended to permit the Company to invest up to $75 million in the child-care and education industry. As of December 31, 1998, the Company's total investment in the child-care and education industry was $26,450,000.

Mortgage Loans. During 1998, the Company invested $47,452,000 in mortgage loans, net of conversion of construction loans on eight assisted living residences totaling $5,467,000 to permanent mortgage financing. The mortgage loans are secured by, among other things, 6 skilled nursing facilities with a total of 762 beds, 11 assisted living residences with a total of 471 units and one school. The loans contain certain guarantees, have initial interest rates of 8.9% to 11.0%, have stated maturities of 10 to 20 years, generally have 25-year amortization schedules, and provide for certain facility fees. Most of the loans provide for an annual increase in the interest rate of 10 to 25 basis points.

For the year ended December 31,1998, sale/lease-back financing was provided on six assisted living facilities that were previously financed with construction loans of $7,301,000. In addition, prepayments totaling $9,099,000 were received on two loans originally scheduled to mature in 2004 and 2006 and scheduled principal payments totaling $1,659,000 were received.

                              LTC PROPERTIES, INC.

At December 31, 1998, the investment in mortgage loans consisted of 71 mortgage loans secured by first mortgages on 63 skilled nursing facilities with 7,034 beds, 16 assisted living residences with 899 units and one school. The mortgage loans have a gross carrying amount of $180,964,000 and a weighted average interest rate of 10.9% at December 31, 1998. At December 31, 1998 and 1997, the fair value of mortgage loans was approximately $181,666,000 and $268,000,000, respectively. Scheduled principal payments on mortgage loans are $4,986,000, $3,932,000, $7,191,000, $2,103,000, $21,265,000 and $141,487,000 in 1999, 2000,
2001, 2002, 2003 and thereafter.

Owned Properties and Lease Commitments. During 1998, the Company acquired seven skilled nursing facilities with a total of 816 beds, 23 assisted living residences with a total of 1,500 units and five schools for $153,700,000. Included in this amount were six assisted living residences with 260 units that were purchased for $9,877,000 net of the construction loans discussed above of $7,301,000. The Company also invested approximately $3,624,000 in the expansion and improvement of existing facilities.

During 1998, the Company sold three skilled nursing facilities for aggregate gross proceeds of $16,706,000 and recognized a gain of $9,926,000. The total initial investment in these facilities was $7,654,000 and the total net investment was $6,332,000. Proceeds of $4,271,000 from the sale were used to repay an outstanding mortgage loan secured by one of the facilities that was payable to the pool of mortgage loans securing the Company's investment in REMIC Certificates. The remaining proceeds were used to repay borrowings outstanding under the line of credit.

During 1997, the Company evaluated three skilled nursing facilities located in Kansas for impairment and as a result recorded a non-cash impairment charge of $1,866,000. Impairment was due to adverse changes in local market conditions resulting in current operating losses, anticipated future losses and inadequate cash flows. The impairment charge was determined based on undiscounted cash flows of each facility and is included as a component of other income, net.

Owned facilities are leased pursuant to non-cancelable operating leases generally with an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities. The leases provide for fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. Certain of the leases provide for additional rent through revenue participation (as defined in the lease agreements) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repair, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 1998, 1997 and 1996 was immaterial.

Depreciation expense on buildings and improvements, including facilities owned under capital leases, was $11,959,000, $9,041,000 and $6,214,000 for the years ended December 31, 1998, 1997 and 1996.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $43,199,000, $42,217,000, $41,048,000, $41,130,000,
$41,057,000 and $199,553,000 for the years ending December 31, 1999, 2000, 2001,
2002 and 2003 and thereafter.

REMIC Structure. The Company is a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC

                              LTC PROPERTIES, INC.

(securitization) when a securitization provides the Company with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to the Company's current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 1998 the Company has completed four securitization transactions.

A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (the "REMIC Corp.") is formed. Mortgage loans selected for securitization are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (the "REMIC Trust") in exchange for commercial mortgage pass-through certificates (the "REMIC Certificates") which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). The REMIC Certificates include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior and residual REMIC Certificates (which historically have represented between 66% and 81% of the total REMIC Certificates) are then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates are retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither the Company nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

Description of the REMIC Certificates. REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into four categories; senior, subordinated, subordinated interest-only ("I/O"). The REMIC Certificates sold to third-party investors are the senior certificates and the REMIC Certificates retained by the Company as part of the sale proceeds are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates ("pass-through rates"). The I/O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by the Company would in general bear the first risk of loss. As of December 31, 1998, none of the REMIC pools had experienced any realized losses nor had any of the Company's REMIC Certificate investments been determined to be permanently impaired.

REMIC Transactions. In May 1998, the Company completed a securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount ($20,700,000 carrying value) of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% on the face value (15.16% on the amortized cost) (the "1998-1 Pool"). In the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the interest only certificates. The

                              LTC PROPERTIES, INC.

subordinated and interest only certificates retained by the Company had an aggregate fair value of approximately $41,400,000 at the time of the securitization and a weighted average effective yield of 18.9%. Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,741,000 with a weighted average interest rate of approximately 8.7% provided to wholly owned subsidiaries and limited partnerships of the Company. Net proceeds of approximately $108,613,000 from the above securitization were used to repay borrowings outstanding under the Company's line of credit.

In 1996, the Company securitized approximately $112,487,000 of mortgage loans (the "1996-1 Pool"). As part of the securitization, the Company sold approximately $90,552,000 of senior certificates at an effective interest rate of 7.19% and retained $21,935,000 face amount of subordinated certificates (including I/O Certificates). The net proceeds from the securitization were used to repay borrowings outstanding under the Company's lines of credit. The 1996-1 Pool consisted of 34 mortgage loans with an initial weighted average interest rate of 10.69%, including loans totaling $31,525,000 provided to wholly owned subsidiaries and limited partnerships of the Company. Concurrently with the closing of the securitization, an interest rate swap agreement entered into in May 1995 was terminated at a cost of approximately $1,500,000 and was included as a component of the transaction cost in the determination of the fair value of the assets received.

During 1993 and 1994, the Company completed securitizations of approximately $242,340,000 of mortgage loans (the "1993-1 Pool" and the "1994-1 Pool", respectively). As part of these securitizations, the Company sold approximately $158,664,000 of senior certificates and retained approximately $83,676,000 face amount of subordinated certificates.

REMIC Certificates. The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the estimated fair value of the subordinated certificates (held by the Company) as of December 31, 1998 and 1997 were as follows:

                                    1998                                          1997
              --------------------------------------------      ---------------------------------------
                                              Subordinated                                 Subordinated
                 Senior Certificates          Certificates          Senior Certificates    Certificates
              -----------------------        -------------       ----------------------    ------------
                Principal        Rate          Fair Value         Principal         Rate   Fair Value
              -----------        ----        -------------       ----------         ----   ------------
1993-1 Pool   $ 78,570,000       8.3%        $  6,351,000        $ 52,829,000       7.6%   $ 25,994,000
1994-1 Pool     37,495,000       9.2%          38,896,000          42,864,000       9.2%     38,242,000
1996-1 Pool     89,156,000       7.4%          16,088,000          96,048,000       7.4%     23,575,000
1998-1 Pool    120,394,000       6.3%          39,260,000                  --        --              --

Included in the total assets securing the 1998-1 Pool is a senior certificate from the 1993-1 Pool with principal of $26,400,000 and an interest rate of 9.78% that was previously held by the Company. In June 1997, the Company sold $11,811,000 face amount of subordinated certificates from the 1996-1 Pool and recognized a gain of $1,231,000. The gain is recorded in other income, net.

At December 31, 1998 and 1997, the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 17.8% and 16.7%, respectively.

                              LTC PROPERTIES, INC.

Income on the subordinated certificates was as follows for the years ended December 31, 1998, 1997 and 1996:

                                     1998              1997              1996
                                 -----------       -----------       -----------
1993-1 Pool                      $ 2,656,000       $ 4,992,000       $ 5,603,000
1994-1 Pool                        4,898,000         4,650,000         5,118,000
1996-1 Pool                        3,908,000         4,547,000         3,662,000
1998-1 Pool                        5,483,000                --                --
                                 -----------       -----------       -----------
                                 $16,945,000       $14,189,000       $14,383,000
                                 -----------       -----------       -----------

As sub-servicer for all of the above REMIC pools, the Company is responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates and will act as the special servicer to restructure any mortgage loans that default. At December 31, 1998, payments on all of the mortgage loans underlying the REMIC Certificates were current.

The Company will adopt SFAS No. 134 in the first quarter of 1999. Currently, under the provisions of SFAS No. 115, the Company is required to classify its investment in REMIC Certificates as trading securities, without regard to investment intent or the ability to hold such securities, which are accounted for at fair value with unrealized holding gains and losses recorded in earnings. SFAS No. 134 permits the transfer of mortgage-backed securities from the trading category to the available-for-sale or held-to-maturity categories based on the Company's ability and intent, as of the date of adoption of SFAS No. 134, to hold such investments. For the year ended December 31, 1998, the Company recorded an unrealized holding loss on its REMIC Certificates of $6,797,000. For the years ended December 31, 1997 and 1996, the Company recorded unrealized holding gains of $57,000 and $6,173,000, respectively, on its REMIC Certificates.

Upon application of SFAS No. 134, based on the Company's intent and investment posture and the marketability of the subordinated certificates, the Company will transfer its investment in REMIC Certificates to the following categories at the current fair value: (i) certificates with an investment rating of "BB" or above and interest only certificates with no stated principal balance will be classified as available-for-sale securities, and (ii) certificates with an investment rating of "B" or lower and unrated will be classified as held-to-maturity securities. The transfer of REMIC Certificates rated "B" or lower to held-to-maturity at fair value will create a discount or premium that will be amortized as an adjustment to the current yield. The transfer of the "BB" rated and I/O certificates to available-for-sale, will have no effect other than unrealized holding gains and losses on changes in fair value will be reported as a separate component of stockholders' equity rather than in current period earnings. As of December 31, 1998, subordinated certificates that will be transferred into the available-for-sale category had a fair value of $49,248,000, amortized cost of $47,630,000 and a weighted average yield of approximately 25%. Held-to-maturity certificates will be accounted for at amortized cost and fair value disclosure will be provided. As of December 31, 1998, subordinated certificates that will be transferred into the held-to-maturity category had a fair value of $51,347,000, amortized cost of $53,205,000 and a weighted average yield of approximately 11%. After adoption of SFAS No. 134 on January 1,1999 the Company's available-for-sale REMIC Certificates and held-to-maturity REMIC Certificates will have an amortized cost equal to their fair value of $49,248,000 and $51,347,000, respectively and a weighted average yield of 23% and 12%, respectively.

                              LTC PROPERTIES, INC.

5. Disposition of Other Assets

LTC Healthcare, Inc. ("Healthcare"). During 1998, LTC acquired 4,002 shares of LTC Healthcare, Inc. ("Healthcare") non-voting common stock for $2,001,000 in cash. LTC also contributed equity securities with a book value of $788,000, 13 real estate properties with a net book value of $61,462,000 that were encumbered by mortgage debt of $29,263,000 and a minority interest liability of $3,461,000 on seven of the properties, and other related assets and liabilities with a book value of $93,000 in exchange for an additional 36,000 shares of Healthcare non-voting common stock and borrowings by Healthcare under the unsecured line of credit provided by the Company of $21,396,000. During 1998, the Company provided additional funding of $12,800,000 under the unsecured line of credit. Subsequent to the contribution of the above assets and liabilities by the Company to Healthcare, Healthcare obtained mortgage financing of $17,400,000 from a third-party lender on four of the unencumbered properties. Healthcare utilized proceeds from the mortgage debt and cash on hand to repay borrowings of $17,668,000 under the unsecured line of credit provided by the Company.

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

For book purposes, no gain was recognized on the distribution of Healthcare common stock which had a net book value of approximately $10,724,000. The distribution was a taxable dividend distribution and accordingly, for tax purposes, the net assets were transferred at their net fair market value of approximately $15,650,000 ($4.69 per share of Healthcare common stock - unaudited) which resulted in a taxable gain of approximately $4,900,000 (unaudited).

The Company and Healthcare have entered into various agreements which, among other things, provide for a sharing of corporate overhead under an administrative services agreement. During 1998, the Company charged Healthcare an administrative services fee of approximately $350,000. In addition, the Company provided Healthcare with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31,1998 approximately $16,528,000 was outstanding under the line of credit. During 1998, the Company recorded interest income related to the unsecured line of credit of $711,000.

As of December 31, 1998, the Company acquired 299,900 shares of Healthcare common stock, representing approximately 9% of Healthcare's outstanding common stock, for an aggregate purchase price of $659,000.

Home and Community Care, Inc. ("HCI"). During 1997, the Company acquired non-voting common stock of HCI, an owner, operator and developer of assisted living residences, for $5,000,000.

                              LTC PROPERTIES, INC.

Subsequently, the Company received a distribution of $5,000,000 representing a return of investment and Assisted Living Concepts, Inc. ("ALC") acquired all of the outstanding common stock of HCI for which the Company received gross proceeds of $2,000,000. Certain benefits were accelerated for officers who ended their employment with the Company to become employees of ALC. A net gain of $1,015,000 was recorded on the sale and is included in other income, net. During 1998, the Company received additional payments of $698,000 for units under development by HCI at the date of the acquisition.

6. Debt Obligations

Bank Borrowings. During 1997, the Company refinanced all amounts outstanding under various bank financing agreements with a $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. At December 31, 1998, borrowings of $100,000,000 bearing interest at LIBOR plus 1.25% were outstanding under the Revolving Credit Facility.

During 1998, the Revolving Credit Facility was amended to permit the Company to invest up to $75 million in the education and child-care industry. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth.

On November 2, 1998, the Company entered into an interest rate swap agreement whereby the Company effectively fixed the interest rate on LIBOR based variable rate debt. Under this agreement, which expires in November 2000, the Company will be credited interest at three month LIBOR and will incur interest at a fixed rate of 4.74% on a notional amount of $50,000,000. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.

Convertible Subordinated Debentures.

                               Conversion       Outstanding Principal at
Interest                       Price per              December 31,
 Rate       Maturity             Share            1998             1997
----        --------------      ------         ----------       ----------
9.75%       June 2004           $10.00        $        --      $   549,000
8.50%       January 2000        $15.00                 --       19,476,000
8.50%       January 2001        $15.50         22,969,000       30,048,000
8.25%       September 1999      $15.50         10,000,000       10,000,000
7.75%       January 2002        $16.50          4,518,000        9,765,000
8.25%       July 2001           $17.25         19,180,000       21,985,000
                                               ----------       ----------
                                              $56,667,000      $91,823,000
                                               ==========       ==========

On July 1, 1998, the Company redeemed the outstanding $90,000 principal amount of its 8.5% Convertible Subordinated Debentures due 2000 and $20,000 principal amount of its 9.75% Convertible Subordinated Debentures due 2004. The 8.5% debentures due 2001, the 8.25% debentures due 1999 and the 8.25% debentures due 2001 are not redeemable by the Company. The 7.75% debentures are not redeemable by the Company prior to January 1, 2001. During 1998, the

                              LTC PROPERTIES, INC.

maturity for the 8.25% debentures originally scheduled to mature in January 1999 was extended to September 1999.

As of December 31, 1998, the convertible subordinated debentures outstanding were convertible into 3,512,089 shares of common stock. Based on the quoted market price of the Company's common stock and the conversion price of the convertible debentures, the fair value of the debentures approximated $58,388,000 and $120,419,000 at December 31, 1998 and 1997, respectively.

Mortgage Loans Payable. During 1998, the Company acquired five skilled nursing facilities that were subject to mortgage loans of approximately $7,018,000. These mortgage loans have a current weighted average interest rate of 12%, are due in September 2002 and are payable to a REMIC formed by the Company in 1993. The Company also provided non-recourse mortgage loans of approximately $11,826,000 to a wholly owned subsidiary and a newly formed limited partnership. In May 1998, the Company completed a securitization transaction that included loans provided to wholly owned subsidiaries and limited partnerships of the Company of approximately $25,741,000. Such loans included $11,826,000 of loans originated in 1998 and approximately $13,915,000 of loans originated in 1996.

In 1998, in connection with the sale of a skilled nursing facility, a mortgage loan of $4,271,000 that was secured by the facility was repaid. See "Note 2. Real Estate Investments -Owned Properties." Mortgage loans totaling $29,263,000 that secured seven properties were included in the contribution of net assets to Healthcare. See "Note 5. Disposition of Other Assets -LTC Healthcare, Inc."

Mortgage loans and weighted average interest rates for loans payable to REMIC's formed by the Company were:

                 December 31, 1998     Rate     December 31, 1997          Rate
                 -----------------     ----     -----------------          ----
1993-1 Pool          $  22,283,000     12.0%        $  18,826,000          12.0%
1994-1 Pool              2,992,000     11.4             3,021,000          11.3
1996-1 Pool             16,312,000      9.8            34,938,000           9.5
1998-1 Pool             13,845,000      9.3                    --            --
                     -------------                  -------------
                     $  55,432,000                  $  56,785,000
                     =============                  =============

Bonds Payable and Capital Leases. At December 31, 1998 and 1997, the Company had outstanding principal of $8,065,000 on multifamily tax-exempt revenue bonds. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 1998, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 5.1%. In May 1998, the Company acquired a skilled nursing facility subject to a multi-unit housing tax-exempt revenue bond of approximately $4,206,000. As of December 31, 1998, principal of $4,191,000 was outstanding on the bond which bears interest at 10.9% and matures in 2025.

At December 31, 1998 and 1997, the Company had outstanding principal of $5,340,000 and $5,551,000, respectively, under capital lease obligations. The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.6% and mature at various dates through 2013.

Scheduled Principal Payments. Total scheduled principal payments for the mortgage loans payable, bonds payable and capital lease obligations as of December 31, 1998 were $1,219,000, $1,060,000, $1,156,000, $8,999,000,
$14,781,000 and $45,813,000 in 1999, 2000, 2001, 2002, 2003 and thereafter.

                              LTC PROPERTIES, INC.

7. Interest Rate Contracts

As of December 31, 1997, the Company was party to a seven year forward interest rate swap agreement whereby the Company was credited interest at the six month LIBOR and incurred interest at a fixed rate of 6.655% on a notional amount of $60,000,000. The Company was also party to a Treasury lock agreement whereby the Company locked into a rate of 6.484% on the seven year Treasury Note Rate on a notional amount of $65,000,000. As of December 31, 1997, these agreements were accounted for as hedges and were entered into to minimize the Company's exposure to interest rate risk on mortgage loans that the Company anticipated to securitize. In May 1998, the interest rate swap and the Treasury lock agreements were terminated in connection with the completion of the securitization transaction and the Company made an aggregate payment of approximately $5,000,000 that was included in the cost of the recently completed securitization transaction. See "Note 2. Real Estate Investments -REMIC Certificates -REMIC Transactions."

On November 2, 1998, the Company entered into an interest rate swap agreement whereby the Company effectively fixed the interest rate on LIBOR based variable rate debt. See "Note 6. Debt Obligations -Bank Borrowings."

8. Stockholders' Equity

Issuance of Stock. On September 2, 1998, the Company issued 2,000,000 shares of 8.5% Series C Convertible Preferred Stock (the "Series C Preferred Stock") at $19.25 per share for net proceeds of $37,605,000. The Series C Preferred Stock is convertible into 2,000,000 shares of the Company's common stock, has a liquidation value of $19.25 per share and has an annual coupon of 8.5%, payable quarterly.

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

Stock Based Compensation Plans. During 1998, the Company adopted and its stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock have been reserved for stock based compensation awards. The 1998 Equity Participation Plan and the Company's Restated 1992 Stock Option Plan under which 500,000 shares of common stock were reserved (collectively "the Plans") provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of awards granted under the Plans are set by the Company's compensation committee at its discretion however, in the case of incentive stock options, the term may not exceed ten years from the date of grant. As of

                              LTC PROPERTIES, INC.

December 31, 1998, all grants of stock based compensation awards were made under the Company's Restated 1992 Stock Option Plan. Total shares available for grant under the Plans as of December 31, 1998, 1997 and 1996 were 507,000, 31,000 and 358,000, respectively.

Nonqualified stock option activity for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                 Shares                                Weighted Average Price
                             -----------------------------------------------     ----------------------------------
                                  1998            1997            1996              1998        1997        1996
                             --------------- --------------- ---------------     ----------- ----------- ----------
Outstanding, January 1              169,500         873,300         861,500          $11.21      $11.30      $11.23
      Granted                            --          15,000          18,000          $    -      $17.00      $15.13
      Exercised                    (146,500)       (717,800)         (3,200)         $10.64      $11.44      $12.17
      Canceled                           --          (1,000)         (3,000)         $    -      $12.00      $12.25
                             --------------  --------------  --------------
Outstanding, December 31             23,000         169,500         873,300          $14.86      $11.21      $11.30
                             ==============  ==============  ==============
Exercisable, December 31             12,000          31,500         436,466          $13.83      $11.21      $11.88
                             ==============  ==============  ==============

All options outstanding as of December 31, 1998 vest over three years from the original date of grant. Unexercised options expire seven years after the date of vesting.

Restricted stock activity for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                        1998             1997             1996
                                   -----------      -----------      -----------
Outstanding, January 1                 382,000          160,000               --
     Granted                            24,000          313,000          160,000
     Vested                            (13,000)         (91,000)              --
     Canceled                               --               --               --
                                   -----------      -----------      -----------
Outstanding, December 31               393,000          382,000          160,000
                                   ===========      ===========      ===========
Compensation Expense               $ 1,492,000      $ 1,640,000      $        --
                                   ===========      ===========      ===========

Outstanding shares of restricted stock under the 1996 grant vest equally over three years beginning January 1, 2000 and shares under the 1997 grant vest equally over four years beginning January 1, 2001. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company's common stock.

As of December 31, 1998, 1997 and 1996, there were 18,000, 31,000 and 44,000 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in 1997 and 1996, the weighted average expected life assumption was three years for 1997 and seven years for 1996, the weighted average volatility was .16, and .15, respectively and the weighted average risk free interest rate was 6.6%. The weighted average fair value of the options granted was estimated to be $.67 and $.63 in 1997 and 1996, respectively. There was no material effect on net income or earnings per share for the years ended December 31, 1997 and 1996. The weighted average exercise price of the options was $15.65, $14.99 and $13.55 and the weighted average remaining contractual life was 6.9, 7.6 and 7.7 years as of December 31, 1998, 1997 and 1996, respectively.

Notes Receivable from Stockholders. In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock

                              LTC PROPERTIES, INC.

through the exercise of options. Under the program, the Company may make full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans will bear interest at the then current Applicable Federal Rate and are payable in quarterly installments over nine years. For the first five years the principal due each quarter will be equal to 50% of the difference between the cash dividends received on the shares purchased and the quarterly interest due. In addition, 25% of cash bonuses and 50% of the dividends on restricted stock granted in 1997 received by the borrower must be used to reduce the principal balance. The loans will convert to fully amortizing loans with 16 quarterly payments beginning in year six. Unless the Board of Directors approves otherwise, loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change in control of the Company. In 1998 and 1997, the Company's management, consultants and directors purchased 146,500 and 686,500 of the Company's common stock under the loan program. At December 31, 1998 and 1997, loans totaling $11,200,000 and $9,429,000 bearing interest at rates ranging from 5.77% to 6.63% per annum were outstanding. These loans are secured by a pledge of the shares of common stock acquired through the exercise of options and are full recourse to the borrower. The market value of the common stock securing these loans was $13,849,000 at December 31, 1998.

9. Distributions

The Company must distribute at least 95% of its taxable income in order to continue to qualify as a REIT. Annual distributions may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Under special tax rules for REITs, dividends declared in the last quarter of the calendar year and paid by January 31 of the following year are treated as paid on December 31 of the year declared. Distributions for 1997 and 1996 were cash distributions. The 1998 distribution consisted of $1.535 per share in cash and $.469 per share (unaudited) in the form of Healthcare common stock. See "Note 5. Disposition of Other Assets -LTC Healthcare, Inc."

The Federal income tax classification of the per share common stock distributions are as follows (unaudited):

                                            1998           1997           1996
                                         ---------      ---------      ---------
Ordinary income                          $   1.355      $   1.293      $   1.228
Non-taxable distribution                     0.397          0.037          0.107
Section 1250 capital gain                    0.051          0.030             --
Long term capital gain                       0.201          0.075             --
                                         ---------      ---------      ---------
   Total                                 $   2.004      $   1.435      $   1.335
                                         =========      =========      =========

                              LTC PROPERTIES, INC.

10. Net Income Per Share

Basic and diluted net income per share were as follows (in thousands, except per share amounts):

                                                   1998        1997        1996
                                                --------    --------    --------
Net income                                      $ 50,593    $ 35,763    $ 28,710
Preferred dividends                              (12,896)     (6,075)         --
                                                --------    --------    --------
Net income for basic net income per share         37,697      29,688      28,710
7.75% debentures due 2002                            516          --       2,187
8.5% debentures due 2001                              --          --       4,509
8.5% debentures due 2000                             684          --       2,350
8.25% debentures due 1999                            860          --          --
Other dilutive securities                            192          32         977
                                                --------    --------    --------
Net income for diluted net income per share     $ 39,949    $ 29,720    $ 38,733
                                                ========    ========    ========

Shares for basic net income  per share            27,077      23,511      18,983
Stock options                                         11         277         374
7.75% debentures due 2002                            417          --       1,757
8.5% debentures due 2001                              --          --       3,174
8.5% debentures due 2000                             497          --       1,751
8.25% debentures due 1999                            645          --          --
Other dilutive securities                            176          75         824
                                                --------    --------    --------
Shares for diluted net income per share           28,823      23,863      26,863
                                                ========    ========    ========

Basic net income per share                      $   1.39    $   1.26    $   1.51
                                                ========    ========    ========
Diluted net income per share                    $   1.39    $   1.25    $   1.44
                                                ========    ========    ========

12. Quarterly Financial Information (Unaudited)

                                                                Quarter ended
                                 ----------------------------------------------------------------------------
                                     March 31         June 30          September 30          December 31
                                 ----------------- --------------- ---------------------- -------------------
1998
Revenues                           $    21,219       $    22,579       $    23,251          $    22,342
Net income available to
  Common stockholders                    8,551            17,124             3,537                8,485
Basic net income per share                0.33              0.64              0.13                 0.30
Diluted net income per share              0.33              0.59              0.13                 0.30
Dividends per share                      0.365              0.39              0.39                 0.39

1997
Revenues                           $    16,487       $    18,115       $    18,809          $    20,023
Net income                               6,107             8,098             7,545                7,938
Basic net income per share                0.28              0.35              0.32                 0.31
Diluted net income per share              0.27              0.35              0.31                 0.31
Dividends per share                       0.34             0.365             0.365                0.365

                              LTC PROPERTIES, INC.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 25, 1999, to be filed pursuant to Regulation 14A.

Item 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Financial Statement Schedules

      The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

(b)   Exhibits

      The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(c)   Reports on Form 8-K

      None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                  (Item 14(a))


VII.  Valuation and Qualifying Accounts ...................................   55
XI.    Real Estate and Accumulated Depreciation............................   56
XII.   Mortgage Loans on Real Estate ......................................   59

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                              LTC PROPERTIES, INC.
                                  SCHEDULE VII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                       Balance at Beginning     Charge to        Balance at
                            of Period          Operations        End of Period
                       --------------------    ----------        ---------------
Allowance for Doubtful
Accounts:

1998                          $1,000              $  250              $1,250

1997                          $1,000                  --              $1,000

1996                          $  997                   3              $1,000

                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                                  Gross Amount at which Carried
                                     Initial Cost to Company       Costs              at December 31, 1998
                                    -----------------------     Capitalized       -----------------------------
                                              Building and      Subsequent                 Building and
                  Encumbrances       Land     Improvements    to Acquisition      Land     Improvements     Total (1)
                  ------------       ----     ------------    --------------      ----     ------------     ---------
Skilled Nursing
Facilities:

Demopolis, AL         $10,528(3)    $     71  $  2,141        $     --          $     71    $  2,141        $  2,212
Fort Payne, AL               (3)          37     3,588              --                37       3,588           3,625
Jackson, AL                  (3)          64     2,620              --                64       2,620           2,684
Madison, AL                  (3)          30     2,328              --                30       2,328           2,358
Phoenix, AL                  (3)          59     2,123              --                59       2,123           2,182
Bradenton, FL              --            330     2,720              --               330       2,720           3,050
Clearwater, FL             --            454     2,903              --               454       2,903           3,357
Crestview, FL              --            140     2,306              --               140       2,306           2,446
San Destin, FL             --            175     3,875              --               175       3,875           4,050
Gulf Breeze, FL            --            600     6,020              --               600       6,020           6,620
Lecanto, FL                --            351     2,665           2,247               351       4,912           5,263
Pensacola, FL              --            190     4,295              --               190       4,295           4,485
Pensacola, FL              --            230     4,663              --               230       4,663           4,893
Starke, FL                 --            113     4,783              --               113       4,783           4,896
Chicago Heights, IL        --            221     6,406              --               221       6,406           6,627
Rusk, TX                   --             34     2,399              --                34       2,399           2,433
Chesapeake, VA             --            373     3,298              --               373       3,298           3,671
Richmond,h VA              --            373     3,298              --               373       3,298           3,671
Tappahannock, VA           --            373     3,298              --               373       3,298           3,671
Toppanish, WA           2,594            132     2,654              --               132       2,654           2,786
Vancouver, WA                (4)          60     3,031              --                60       3,031           3,091
Jefferson, IA          10,431             36     1,933              --                36       1,933           1,969
Houston, TX             7,100            202     4,458              --               202       4,458           4,660
Houston, TX             6,746            361     3,773              --               361       3,773           4,134
Montgomery, AL          3,864            144     5,426              --               144       5,426           5,570
Carroll, IA                  (5)          60     1,020              --                60       1,020           1,080
Houston, TX                  (9)         202     4,458              --               202       4,458           4,660
Woodbury, TN               --            100     2,900              --               100       2,900           3,000
Whiteright, TX          1,112            100     2,923              --               100       2,923           3,023
Granger,IA                   (5)          93     1,325              --                93       1,325           1,418
Bedford, TX                  (5)         345     3,195              --               345       3,195           3,540
Midland, TX             2,017             32     2,285              --                32       2,285           2,317
Tiptonville, TN            --            100     2,450              --               100       2,450           2,550
Gardendale, AL             --             84     6,316              --                84       6,316           6,400
Polk City, IA                (5)          88     1,351              --                88       1,351           1,439
Atmore, AL                   (6)          23     2,985              --                23       2,985           3,008
Mesa, AZ                4,460            305     6,909           1,696               305       8,605           8,910
Houston, TX                  (10)        572     5,965              --               572       5,965           6,537
Roberta, GA                --            100     2,400              --               100       2,400           2,500
Norwalk, IA                  (5)          45     1,035              --                45       1,035           1,080
Altoona, IA                  (5)         102     2,312              --               102       2,312           2,414
Los Angeles, CA            --            100     2,475              --               100       2,475           2,575
Sacramento, CA             --            220     2,929              --               220       2,929           3,149
Coffeyville, KS            --            100       335             148               100         483             583
Salina, KS                 --            100     1,153             352               100       1,505           1,605
South Haven, KS            --             --        13              --                --          13              13
Portland, OR               --            100     1,925             393               100       2,318           2,418
Nacogdoches, TX            --            100     1,738              --               100       1,738           1,838
Cushing, TX                --            100     1,679              --               100       1,679           1,779
Mesa, AZ                2,992            420     4,258              32               420       4,290           4,710
Wells, TX               2,265            100     1,649               7               100       1,656           1,756
Corrigan, TX                 (7)         100     1,649               7               100       1,656           1,756
Grosebeck, TX           1,323            100     1,649               7               100       1,656           1,756
Tampa, FL                  --            100     6,402              42               100       6,444           6,544
                     --------       --------  --------        --------          --------    --------        --------
SNFs                   55,432          9,144   164,687           4,931             9,144     169,618         178,762
                     --------       --------  --------        --------          --------    --------        --------






                                                Construction/
                                    Accum         Renovation    Acquisition
                                   Deprec.(2)       Date          Date
                                   ----------       ----          ----
Skilled Nursing
Facilities:

Demopolis, AL                       $    262      1972           Jun. 1995
Fort Payne, AL                           473      1967/73        Jun. 1995
Jackson, AL                              312      1964           Jun. 1995
Madison, AL                              298      1964/74        Jun. 1995
Phoenix, AL                              280      1969           Jun. 1995
Bradenton, FL                            489      1989           Sep. 1993
Clearwater, FL                           620      1965/93        Sep. 1993
Crestview, FL                            358      1988           Jun. 1994
San Destin, FL                           535      1986           Feb. 1995
Gulf Breeze, FL                          932      1984           Jun. 1994
Lecanto, FL                              763      1988           Sep. 1993
Pensacola, FL                            676      1972           Jun. 1994
Pensacola, FL                            723      1991           Jun. 1994
Starke, FL                               738      1989           Jun. 1994
Chicago Heights, IL                      975      1988           Sep. 1994
Rusk, TX                                 476      1969           Mar. 1994
Chesapeake, VA                           379      1977           Oct. 1995
Richmond,h VA                            649      1970/75/80     Oct. 1995
Tappahannock, VA                         323      1977/78        Oct. 1995
Toppanish, WA                            342      1960/70        Jun. 1995
Vancouver, WA                            403      1952/94        Jun. 1995
Jefferson, IA                            192      1968/72        Jan. 1996
Houston, TX                              451      1961           Jun. 1996
Houston, TX                              380      1964/68        Jun. 1996
Montgomery, AL                           551      1967/74        Jan. 1996
Carroll, IA                              106      1969           Jan. 1996
Houston, TX                              399      1967           Jun. 1996
Woodbury, TN                             275      1972/75/90      May 1996
Whiteright, TX                           321      1962/64/65     Jan. 1996
Granger,IA                               138      1979           Jan. 1996
Bedford, TX                              343      1960           Jan. 1996
Midland, TX                              248      1973           Feb. 1996
Tiptonville, TN                          252      1975            May 1996
Gardendale, AL                           542      1976/84         May 1996
Polk City, IA                            135      1976           Jan. 1996
Atmore, AL                               296      1967/74        Jan. 1996
Mesa, AZ                                 635      1975/96        Jun. 1996
Houston, TX                              658      1967           Jun. 1996
Roberta, GA                              236      1964            May 1996
Norwalk, IA                              107      1975           Jan. 1996
Altoona, IA                              227      1973           Jan. 1996
Los Angeles, CA                          184      1963           Jan. 1997
Sacramento, CA                           213      1968           Feb. 1997
Coffeyville, KS                          185      1962            May 1997
Salina, KS                               492      1985            May 1997
South Haven, KS                           13      1969            May 1997
Portland, OR                             124      1956/74        Jun. 1997
Nacogdoches, TX                           77      1973           Oct. 1997
Cushing, TX                               73      1973/84        Oct. 1997
Mesa, AZ                                 145      1972           Oct. 1997
Wells, TX                                 58      1980           Jan. 1998
Corrigan, TX                              58      1985           Jan. 1998
Grosebeck, TX                             58      1972           Jan. 1998
Tampa, FL                                122                     Jun. 1998
                                    --------
SNFs                                  19,300
                                    --------

                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                                  Gross Amount at which Carried
                                     Initial Cost to Company       Costs              at December 31, 1998
                                    -----------------------     Capitalized       -----------------------------
                                              Building and      Subsequent                 Building and
                  Encumbrances       Land     Improvements    to Acquisition      Land     Improvements     Total (1)
                  ------------       ----     ------------    --------------      ----     ------------     ---------
Assisted Living
Facilities:

Dodge City, KS      1,566               88       1,663              --              88         1,663         1,751
Great Bend, KS      1,318               87       1,563              17              87         1,580         1,667
McPherson, KS       1,141               75       1,575              --              75         1,575         1,650
Salina, KS          1,314               72       1,578              --              72         1,578         1,650
Longview, TX           --               38       1,568              --              38         1,568         1,606
Marshall, TX           --               38       1,568             450              38         2,018         2,056
Walla Walla, WA     8,065(8)           100       1,940              --             100         1,940         2,040
Greenville, TX         --               42       1,565              --              42         1,565         1,607
Camas, WA                (8)           100       2,175              --             100         2,175         2,275
Grandview, WA            (8)           100       1,940              --             100         1,940         2,040
Vancouver, WA            (8)           100       2,785              --             100         2,785         2,885
Athens, TX             --               96       1,512              --              96         1,512         1,608
Lufkin, TX             --              100       1,950              --             100         1,950         2,050
Kennewick. WA            (8)           100       1,940              --             100         1,940         2,040
Gardendale, AL         --               16       1,234              --              16         1,234         1,250
Jacksonville, TX       --              100       1,900              --             100         1,900         2,000
Kelso, WA              --              100       2,500              --             100         2,500         2,600
Battleground, WA       --              100       2,500              --             100         2,500         2,600
Hayden, ID             --              100       2,450             243             100         2,693         2,793
Klamath Falls, OR      --              100       2,300              --             100         2,300         2,400
Newport, OR            --              100       2,050              --             100         2,050         2,150
Tyler, TX              --              100       1,800              --             100         1,800         1,900
Wichita Falls, TX      --              100       1,850              --             100         1,850         1,950
Ada, OK                --              100       1,650              --             100         1,650         1,750
Nampa, ID              --              100       2,240              23             100         2,263         2,363
Tulsa, OK              --              200       1,650              --             200         1,650         1,850
Durant, OK             --              100       1,769              --             100         1,769         1,869
San Antonio, TX        --              l00       1,900              --             100         1,900         2,000
Troy,OH                --              l00       2,435             306             100         2,741         2,841
Waco, TX               --              100       2,235              --             100         2,235         2,335
Tulsa, OK              --              100       2,395              --             100         2,395         2,495
San Antonio, TX        --              100       2,055              --             100         2,055         2,155
Norfolk, NE            --              100       2,123              --             100         2,123         2,223
Wahoo, NE              --              100       2,318              --             100         2,318         2,418
York, NE               --              100       2,318              --             100         2,318         2,418
Hoquiam, WA            --              100       2,500              --             100         2,500         2,600
Tiffin, OH             --              100       2,435              --             100         2,435         2,535
Millville, NJ          --              100       2,825              --             100         2,825         2,925
Fremont, OH            --              100       2,435              --             100         2,435         2,535
Lake Havasu, AZ        --              100       2,420              --             100         2,420         2,520
Greeley, CO            --              100       2,310             270             100         2,580         2,680
Springfield, OH        --              100       2,035             270             100         2,305         2,405
Watauga, TX            --              100       1,667              --             100         1,667         1,767
Bullhead Ctiy, AZ      --              100       2,500              --             100         2,500         2,600
Arvada, CO             --              100       2,810             276             100         3,086         3,186
Edmond, OK             --              100       1,365             526             100         1,891         1,991
Wetherford, OK         --              100       1,668             592             100         2,260         2,360
Eugene, OR             --              100       2,600              --             100         2,600         2,700
Caldwell, ID           --              100       2,200              --             100         2,200         2,300
Burley, ID             --              100       2,200              --             100         2,200         2,300
Wheelersburg, OH       --              100       2,435              --             100         2,435         2,535
Loveland, CO           --              100       2,865             270             100         3,135         3,235
Wichita Falls,TX       --              100       2,750              --             100         2,750         2,850
Beatrice, NE           --              100       2,173              --             100         2,173         2,273
Madison, IN            --              100       2,435              --             100         2,435         2,535
Newark, OH             --              100       2,435              --             100         2,435         2,535






                                                Construction/
                                    Accum         Renovation    Acquisition
                                   Deprec.(2)       Date          Date
                                   ----------       ----          ----
Assisted Living
Facilities:

Dodge City, KS                      150           1995          Dec. 1995
Great Bend, KS                      141           1995          Dec. 1995
McPherson, KS                       142           1994          Dec. 1995
Salina, KS                          142           1994          Dec. 1995
Longview, TX                        137           1995          Oct. 1995
Marshall, TX                        158           1995          Oct. 1995
Walla Walla, WA                     147           1996          Apr. 1996
Greenville, TX                      130           1995          Jan. 1996
Camas, WA                           153           1996           May 1996
Grandview, WA                       152           1996          Mar. 1996
Vancouver, WA                       195           1996          Jun. 1996
Athens, TX                          125           1995          Jan. 1996
Lufkin, TX                          147           1996          Apr. 1996
Kennewick. WA                       155           1996          Feb. 1996
Gardendale, AL                      103           1988           May 1996
Jacksonville, TX                    149           1996          Mar. 1996
Kelso, WA                           146           1996          Nov. 1996
Battleground, WA                    140           1996          Nov. 1996
Hayden, ID                          144           1996          Dec. 1996
Klamath Falls, OR                   130           1996          Dec. 1996
Newport, OR                         112           1996           Dec.1996
Tyler, TX                           100           1996          Dec. 1996
Wichita Falls, TX                   102           1996          Dec. 1996
Ada, OK                              92           1996          Dec. 1996
Nampa, ID                           123           1997          Jan. 1997
Tulsa, OK                            85           1997          Feb. 1997
Durant, OK                           82           1997          Apr. 1997
San Antonio, TX                      87           1997           May 1997
Troy,OH                             112           1997           May 1997
Waco, TX                             96           1997          Jun. 1997
Tulsa, OK                           102           1997          Jun. 1997
San Antonio, TX                      89           1997          Jun. 1997
Norfolk, NE                          87           1997          Jun. 1997
Wahoo, NE                            89           1997          Jul. 1997
York, NE                             89           1997          Aug. 1997
Hoquiam, WA                          95           1997          Aug. 1997
Tiffin, OH                           93           1997          Aug. 1997
Millville, NJ                       107           1997          Aug. 1997
Fremont, OH                          93           1997          Aug. 1997
Lake Havasu, AZ                      92           1997          Aug. 1997
Greeley, CO                          93           1997          Aug. 1997
Springfield, OH                      79           1997          Aug. 1997
Watauga, TX                          62           1996          Aug. 1997
Bullhead Ctiy, AZ                    90           1997          Aug. 1997
Arvada, CO                          105           1997          Aug. 1997
Edmond, OK                           62           1996          Aug. 1997
Wetherford, OK                       73           1996          Aug. 1997
Eugene, OR                           93           1997          Sep. 1997
Caldwell, ID                         80           1997          Sep. 1997
Burley, ID                           80           1997          Sep. 1997
Wheelersburg, OH                     82           1997          Sep. 1997
Loveland, CO                        100           1997          Sep. 1997
Wichita Falls,TX                     98           1997          Sep. 1997
Beatrice, NE                         69           1997          Oct. 1997
Madison, IN                          77           1997          Oct. 1997
Newark, OH                           77           1997          Oct. 1997

                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                                  Gross Amount at which Carried
                                     Initial Cost to Company       Costs              at December 31, 1998
                                    -----------------------     Capitalized       -----------------------------
                                              Building and      Subsequent                 Building and
                  Encumbrances       Land     Improvements    to Acquisition      Land     Improvements     Total (1)
                  ------------       ----     ------------    --------------      ----     ------------     ---------
Assisted Living
Facilities
(continued):
Elkhart, IN              --             100        2,435            --              100         2,435           2,535
Newport Richey, FL       --             100        5,845            28              100         5,873           5,973
Freemont, CA             --             100        3,080           212              100         3,292           3,392
Eugene, OR               --             100        8,100            31              100         8,131           8,231
Rio Rancho, NM           --             100        8,300            32              100         8,332           8,432
Fort Meyers, FL          --             100        2,728             9              100         2,737           2,837
Tallahassee, FL          --             100        3,075            --              100         3,075           3,175
Niceville, FL            --             100        2,680            --              100         2,680           2,780
Longmont, CO             --             100        2,640            --              100         2,640           2,740
Shelby, NC               --             100        2,805            --              100         2,805           2,905
Spring Hill, FL          --             100        2,650            --              100         2,650           2,750
Portland, OR          4,192             100        7,622            --              100         7,622           7,722
Tuscon, AZ               --             100        8,700            --              100         8,700           8,800
Denison, IA              --             100        2,713            --              100         2,713           2,813
Roseville, CA            --             100        7,300            --              100         7,300           7,400
Cheyenne, WY             --             100        5,290            --              100         5,290           5,390
Casper, WY               --             100        3,610            --              100         3,610           3,710
Laramie, WY              --             100        3,610            --              100         3,610           3,710
                     ------           -----      -------         -----            -----       -------         -------
ALFs                 17,596           7,152      201,240         3,555            7,152       204,795         211,947
                     ------           -----      -------         -----            -----       -------         -------

Private and
Charter Schools:

Phoeniz, AZ                --           100        1,833            --              100         1,833           1,933
Paradise Valley, AZ        --           100        2,728            --              100         2,728           2,828
Egan, MN                   --           100        3,688            --              100         3,688           3,788
Phoeniz, AZ                --           100        5,201            --              100         5,201           5,301
Trenton, NJ                --           100        6,000            --              100         6,000           6,100

                      -------       -------     --------        ------           -------      --------       --------
Schools                    --           500       19,450            --              500        19,450          19,950
                      -------       -------     --------        ------           -------      --------       --------
Total                 $73,028       $16,796     $385,377        $8,486          $16,796      $393,863        $410,659
                      =======       =======     ========        ======          =======      ========        ========

                                                Construction/
                                    Accum         Renovation    Acquisition
                                   Deprec.(2)       Date          Date
                                   ----------       ----          ----
Assisted Living
Facilities (continued):

Elkhart, IN                           66           1997           Dec. 1997
Newport Richey, FL                   172           1986/95        Jan. 1998
Freemont, CA                          62           1998           Jan. 1998
Eugene, OR                           155           1998           Mar. 1998
Rio Rancho, NM                       159           1998           Mar. 1998
Fort Meyers, FL                       54           1998           Mar. 1998
Tallahassee, FL                       55           1998           Mar. 1998
Niceville, FL                         36           1998           Jun. 1998
Longmont, CO                          35           1998           Jun. 1998
Shelby, NC                            38           1998           Jun. 1998
Spring Hill, FL                       36           1998           Jun. 1998
Portland, OR                          98           1998           Jun. 1998
Tuscon, AZ                           111           1998           Jun. 1998
Denison, IA                           36           1998           Jun. 1998
Roseville, CA                         94           1998           Jun. 1998
Cheyenne, WY                          69           1998           Jun. 1998
Casper, WY                            48           1998           Jun. 1998
Laramie, WY                           39           1998           Jul. 1998
                                 -------
ALFs                               7,496
                                 -------

Private and
Charter Schools:

Phoeniz, AZ                           27           1980/97/98     May  1998
Paradise Valley, AZ                   45           1988/95        Jun. 1998
Egan, MN                              61           1987/97        Jun. 1998
Phoeniz, AZ                           43           1998           Sep. 1998
Trenton, NJ                           --           1930/98        Dec. 1998
                                --------
Schools                              176
                                --------

Total                            $26,972
                                ========

(1) The aggregate basis for federal income tax purposes approximates the carrying values.

(2) Depreciation for building is calculated rising a 35 year life for skilled nursing facilities, a 30 year life for schools and a 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.

(3)   Single note backed by five facilities in Alabama.

(4)   Single note backed by two facilities in Washington,

(5)   Single note backed by six facilities in Iowa and one facility in Texas.

(6)   Single note backed by two facilities in Alabama.

(7)   Single note backed by two facilities in Texas.

(8)   Single note backed by five facilities in Washington.

(9)   Single note backed by two facilities in Texas.

(10)  Single note backed by two facilities in Texas.

       Activity for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                              Real Estate        Accumulated
                                              & Equipment        Depreciation
                                              -------------------------------
Balance at December 31, 1995                    $117,269            $5,487
     Additions                                   113,959             6,214
     Cost of real estate sold                     (7,650)              (61)
                                                --------------------------
Balance at December 31, 1996                     223,578            11,640
     Additions                                   127,937             9,040
     Write-down of assets                         (1,400)               --
     Cost of real estate sold                    (31,245)             (638)
                                                --------------------------
Balance at December 31, 1997                     318,870            20,042
     Additions                                   164,625            11,959
     Cost of real estate sold                     (7,654)           (1,309)
     Spin-off of real estate to Healthcare       (65,182)           (3,720)
                                                --------------------------
Balance at December 31, 1998                    $410,659           $26,972
                                                ==========================

                              LTC PROPERTIES, INC.
                                  SCHEDULE XII
                          MORTGAGE LOANS ON REAL ESTATE

                             (Dollars in thousands)

                                                       Final                                     Carrying Amount    Current
                     Number of         Interest       Maturity        Balloon      Face Amount   of Mortgages       Monthly
State       Facilities     Units/Beds  Rate (1)         Date        Amount (2)    of Mortgages   December 31,1998  Debt Service
-----       -------------------------  --------       --------      ----------    ------------   ----------------  ------------
SC               5            509            12.10%        2003     $ 11,119        $11,250          $  11,173         $ 117
AZ               1            n/a            11.00%        2003        6,262          6,500              6,500            64
CO               2            230            11.38%        2007        5,412          6,000              5,937            61
MS               1            180            11.32%        2006        5,033          5,465              5,443            55
Various (4)     71          7,014       8.88-13.40%   1999-2018       84,425        153,839            151,911         1,472
                -----------------                                   --------       --------           --------        ------
                80          7,933                                   $112,251       $183,054          $ 180,964(3)    $ 1,769
                =================                                   ========       ========          =========       =======

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

(3) The carrying amount equals the aggregate cost for federal income tax purposes. No loan has been extended or renewed or has any prior liens. At December 31, 1998, loan with a total principal balance of $3,266,000 were subject to delinquent principal or interest.

(4)   Includes 69 first-lien mortgage loans:

           No. of
           Loans     Original loan amounts,
           -------------------------------
           34            $  305 - $2,000
           22            $2,001 - $3,000
            7            $3,001 - $4,000
            3            $4,001 - $5,000
            3            $5,001 - $5,400

Activity for the years ended December 31, 1996, 1997 and 1998 is as follows:

Balance at December 31, 1995                                           $162,056
      New Mortgage loans                                                130,965
      Sales of notes to REMIC                                          (112,487)
      Collections of principal                                           (2,272)
                                                                      ---------
Balance at December 31, 1996                                            178,262
      New Mortgage loans                                                111,157
      Conversion of notes to owned properties                            (9,348)
      Collections of principal                                          (24,977)
                                                                      ---------
Balance at December 31, 1997                                            255,094
      New Mortgage loans                                                 47,452
      Sales of notes to REMIC                                          (103,523)
      Conversion of notes to owned properties                            (7,301)
      Collections of principal                                          (10,758)
                                                                      ---------
Balance at December 31, 1998                                           $180,964
                                                                      =========

                                INDEX TO EXHIBITS
                                  (Item 14(b))

Exhibit
Number      Description
------      -----------

3.1 Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated June 19, 1997)

3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 1996)

3.3 Articles Supplementary Classifying 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Current Report on Form 8-K dated June 19, 1997)

3.4 Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.'s Current Report on Form 8-K dated June 19, 1997)

3.5 Articles Supplementary Classifying 2,000,000 Shares of 9.0% Series B Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 2.5 to LTC Properties, Inc.'s Registration Statement on Form 8-A filed on December 15, 1997)

3.6 Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

3.7 Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

4.1 Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)

4.2 Second Supplemental Indenture dated as of September 21, 1995 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $51,500,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2001 (incorporated by reference to Exhibit 10.17 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30,
            1995)

4.3 Third Supplemental Indenture dated as of September 26, 1995 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999 (incorporated by reference to Exhibit 10.19 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30,
            1995)

4.4 Fourth Supplemental Indenture dated as of February 5, 1996 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 7.75% Convertible Subordinated Debentures due 2002 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1995)

4.5 Fifth Supplemental Indenture dated as of August 23, 1996 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999

4.6 Sixth Supplemental Indenture dated as of December 30, 1998 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999

4.7 Seventh Supplemental Indenture dated as of January 14, 1999 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999

10.1 Master Repurchase Agreement dated May 14, 1993 between LTC Properties, Inc. and Goldman

                                INDEX TO EXHIBITS
                                  (Item 14(b))

Exhibit
Number      Description
------      -----------

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

10.3 Transfer and Repurchase Agreement, dated as of July 20, 1993, between LTC Properties, Inc. and LTC REMIC Corporation (incorporated by reference to Exhibit 10.10 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)

10.4 Pooling and Servicing Agreement, dated as of July 20, 1993, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as master servicer, LTC Properties, Inc., as special servicer and originator and Union Bank, as trustee (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)

10.5 Transfer and Repurchase Agreement, dated as of November 1, 1994, between LTC Properties, Inc. and LTC REMIC Corporation (incorporated by reference to Exhibit 10.12 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)

10.6 Pooling and Servicing Agreement, dated as of November 1, 1994, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as master servicer, LTC Properties, Inc., as special servicer and originator and Marine Midland Bank, as trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Form 10-K dated December 31, 1994)

10.7        Amended Deferred Compensation Plan (incorporated by reference to
            Exhibit 10.17 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1995)

10.8 Pooling and Servicing Agreement dated as of March 1, 1996, among LTC REMIC Corporation, as depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc., as Special Servicer and Originator, LaSalle National Bank, as Trustee and ABN AMRO Bank, N.V., as fiscal agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 1996)

10.9 Transfer and Repurchase Agreement by and between LTC Properties, Inc. and LTC REMIC Corporation dated as of March 1, 1996 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 1996)

10.10 Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1996)

10.11 Subservicing Agreement dated as July 20, 1993 by and between Bankers Trust Company, as Master Servicer and LTC Properties, Inc., as Special Servicer (incorporated by reference to Exhibit 10.25 to LTC Properties, Inc.'s Form 10-K/A for the year ended December 31, 1996)

10.12 Custodial Agreement dated as of July 20, 1993 by and among Union Bank, as Trustee, LTC REMIC Corporation, as Depositor, and Bankers Trust Company as Master Servicer and Custodian (incorporated by reference to Exhibit 10.26 to LTC Properties, Inc.'s Form 10-K/A for the year ended December 31, 1996)

10.13 Form of Certificates as Exhibit as filed herewith to the Pooling and Servicing Agreement dated as of July 20, 1993 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and Union Bank as Trustee (incorporated by reference to Exhibit
            10.11 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)

10.14 Purchase Agreement dated November 16, 1994 between LTC REMIC Corporation, LTC Properties, Inc. and Goldman Sachs & Co. Trustee (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.'s Form 10-K/A for the year ended December 31, 1996)

                                  (Item 14(b))

Exhibit
Number      Description
------      -----------

10.15 Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of November 1, 1994 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and Marine Midland Bank as Trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)

10.16 Purchase Agreement dated March 27, 1996 between LTC REMIC Corporation, LTC Properties, Inc. and Goldman Sachs & Co. (incorporated by reference to Exhibit 10.30 to LTC Properties, Inc.'s Form 10-K/A for the year ended December 31, 1996)

10.17 Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of March 1, 1996 among LTC REMIC Corporation, as Depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and LaSalle National Bank as Trustee and ABN AMRO Bank N.V., as Fiscal Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31,
            1996)

10.18 Senior Unsecured Revolving Line of Credit Agreement dated October 3, 1997 between LTC Properties, Inc. and Banque National de Paris, Sanwa Bank, California and The Sumitomo Bank (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 1997)

10.19 Transfer and Repurchase Agreement dated as of April 20, 1998, by and between LTC REMIC IV Corporation and LTC Properties, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
            1998)

10.20 Purchase Agreement dated as of May 11, 1998, by and between LTC REMIC IV Corporation, LTC Properties, Inc. and Goldman Sachs & Co. (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
            1998)

10.21 Subservicing Agreement dated as of May 14, 1998, by and between GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Subservicer(incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.22 Pooling and Servicing Agreement dated as of April 20, 1998 among LTC REMIC IV Corporation, LaSalle National Bank and LTC Properties, Inc. (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
            1998)

10.23 Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.5 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.24 Administrative Services Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.6 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,
            1998)

10.25 Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.26 Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

                                  (Item 14(b))

Exhibit
Number      Description
------      -----------

10.27 Amended and Restated Promissory Note, dated as of May 19, 1998, between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.28       LTC Properties, Inc. 1998 Equity Participation Plan

10.29 Term Loan Agreement among LTC Properties, Inc. and Bank of Montreal, as Administrative Agent, and Sanwa Bank California, as Documentation Agent dated March 8, 1999

10.30 Second Amended and Restated Employment Agreement between Andre C. Dimitriadis and LTC Properties, Inc. dated March 26, 1999

10.31 Amended and Restated Employment Agreement between James J. Pieczynski and LTC Properties, Inc. dated March 26, 1999

10.32 Amended and Restated Employment Agreement between Christopher T. Ishikawa and LTC Properties, Inc. dated March 26, 1999

21.1        List of subsidiaries

23.1 Consent of Ernst & Young LLP with respect to the financial information of the Company

27.1        Financial data schedule for the year ended December 31, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LTC Properties, Inc.
                                        Registrant

Dated: March 31, 1999                    By:  /s/ JAMES J. PIECZYNSKI
                                              ------------------------
                                                JAMES J. PIECZYNSKI
                                 President, Chief Financial Officer and Director


/s/ ANDRE C. DIMITRIADIS         Chairman of the Board,        March 31, 1999
---------------------------    Chief Executive Officer and
ANDRE C. DIMITRIADIS                     Director


/s/ JAMES J. PIECZYNSKI          President, Chief Financial    March 31, 1999
---------------------------       Officer and Director
JAMES J. PIECZYNSKI


/s/ EDMUND C. KING                       Director               March 31, 1999
---------------------------
EDMUND C. KING


/s/ WENDY L. SIMPSON                     Director               March 31, 1999
---------------------------
WENDY L. SIMPSON


/s/ SAM YELLEN                           Director               March 31, 1999
---------------------------
SAM YELLEN