Form 10-Q
period 1999-03-31
LTC PROPERTIES INC
filed 1999-05-14
CIK 887905

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    ----------

                                    FORM 10-Q
(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                 Identification No)

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

             Shares of Registrant's common stock, $.01 par value,
                  outstanding at May 12, 1999 - 27,384,675

===============================================================================

                              LTC PROPERTIES, INC.

                                    FORM 10-Q

                                 MARCH 31, 1999


                                      INDEX



PART I -- FINANCIAL INFORMATION                                           PAGE
                                                                          ----
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets........................... 3
           Condensed Consolidated Statements of Income .................... 4
           Condensed Consolidated Statements of Cash Flows ................ 5
           Notes to Condensed Consolidated Financial Statements ........... 6

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations ...... 9

PART II -- OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .............................. 14

                               LTC PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share amounts)

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                            1999                 1998
                                                                                       ----------------------------------
                                                                                       (UNAUDITED)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization:   1999 - $30,142: 1998 - $26,972                                      $   385,124            $  366,891
  Land                                                                                        17,596                16,796
Mortgage loans receivable held for sale, net of allowance for doubtful
     accounts:  1999 - $1,250; 1998 - $1,250                                                 161,863               179,714
REMIC Certificates, at estimated fair value                                                   99,852               100,595
                                                                                -------------------- ----------------------
     Real estate investments, net                                                            664,435               663,996
Other Assets:
  Cash and cash equivalents                                                                   16,797                 1,503
  Debt issue costs, net                                                                        2,029                 2,040
  Interest receivable                                                                          3,980                 3,350
  Prepaid expenses and other assets                                                            4,022                 2,397
  Marketable debt securities                                                                  12,495                     -
  Note receivable from LTC Healthcare, Inc.                                                   17,672                16,528
                                                                                -------------------- ----------------------
                                                                                              56,995                25,818
                                                                                -------------------- ----------------------
     Total assets                                                                        $   721,430            $  689,814
                                                                                ==================== ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999-2001                                        $    56,367            $   56,667
Bank borrowings                                                                              141,500               100,000
Mortgage loans                                                                                55,327                55,432
Bonds payable and capital lease obligations                                                   17,285                17,596
Accrued interest                                                                               1,914                 3,135
Accrued expenses and other liabilities                                                         3,061                 4,085
Distributions payable                                                                            985                   985
                                                                                -------------------- ----------------------
     Total liabilities                                                                       276,439               237,900

Minority interest                                                                              9,675                10,514
Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     shares issued and outstanding: 1999-7,080,000, 1998-7,080,000                           165,500               165,500
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 1999-27,407,096, 1998-27,660,712                             274                   277
Capital in excess of par value                                                               307,321               311,113
Notes receivable from stockholders                                                          (11,107)              (11,200)
Cumulative net income                                                                        170,810               158,270
Accumulated comprehensive income                                                               (536)                    -
Cumulative distributions                                                                   (196,946)             (182,560)
                                                                                -------------------- ----------------------
     Total stockholders' equity                                                              435,316               441,400
                                                                                -------------------- ----------------------
     Total liabilities and stockholders' equity                                          $   721,430            $  689,814
                                                                                ==================== ======================

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                             -------------------------------
                                                                                                   1999            1998
                                                                                             -------------------------------
Revenues:
  Rental income                                                                                 $  11,180        $  9,066
  Interest income from mortgage loans                                                               5,125           7,176
  Interest income from REMIC Certificates                                                           4,424           3,379
  Interest and other income                                                                         1,475           1,598
                                                                                             ------------ ---------------
          Total revenues                                                                           22,204          21,219
                                                                                             ------------ ---------------
Expenses:
  Interest expense                                                                                  5,166           5,642
  Depreciation and amortization                                                                     3,201           2,666
  Minority interest                                                                                   287             320
  Operating and other expenses                                                                      1,010           1,142
                                                                                             ------------ ---------------
          Total expenses                                                                            9,664           9,770
                                                                                             ------------ ---------------

Operating income                                                                                   12,540          11,449
Unrealized gain on REMIC Certificates                                                                   -              56
                                                                                             ------------ ---------------
Net income                                                                                         12,540          11,505
Preferred dividends                                                                               (3,772)         (2,954)
                                                                                             ------------ ---------------
Net income available to common stockholders                                                      $  8,768        $  8,551
                                                                                             ============ ===============

Net Income per Common Share:
  Basic                                                                                          $   0.32        $   0.33
                                                                                             ============ ===============
  Diluted                                                                                        $   0.32        $   0.33
                                                                                             ============ ===============

Comprehensive Income:

  Net income available to common stockholders                                                    $ 12,540        $ 11,505

  Unrealized loss on available for sale securities                                                  (536)               -
                                                                                             ------------ ---------------
Total comprehensive income                                                                       $ 12,004        $ 11,505
                                                                                             ============ ===============

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                 --------------------------------
                                                                                                   1999                  1998
                                                                                                 --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                     $  12,540             $  11,505
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                   3,201                 2,666
     Other non-cash charges                                                                            272                    27
     Decrease in accrued interest                                                                   (1,221)               (2,092)
     Net change in other assets and liabilities                                                     (1,384)                 (346)
                                                                                                -----------            ---------
       Net cash provided by operating activities                                                    13,408                11,760

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the lines of credit                                                              71,000                37,000
  Repayments of bank borrowings                                                                    (29,500)               (3,500)
  Principal payments on mortgage loans payable and capital lease obligations                          (416)                 (184)
  Repurchase of common stock                                                                        (4,108)                    -
  Distributions paid                                                                               (14,386)              (12,407)
  Other                                                                                               (762)                 (428)
                                                                                                -----------            ---------
       Net cash provided by  financing activities                                                   21,828                20,481

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                               (5,724)               (2,234)
  Acquisitions of real estate properties, net                                                       (1,157)              (30,872)
  Investment in debt securities                                                                    (12,459)                     -
  Principal payments on mortgage loans receivable                                                    2,529                   580
  Investment in LTC Healthcare, Inc.                                                                     -                (2,001)
  Advances under note receivable from LTC Healthcare, Inc., net                                     (3,479)                     -
  Payments on note receivable from LTC Healthcare, Inc., net                                         2,335                     -
  Other                                                                                             (1,987)               (2,435)
                                                                                                -----------            ---------
      Net cash used in investing activities                                                        (19,942)              (36,962)
                                                                                                -----------            ---------
Increase (decrease) in cash and cash equivalents                                                    15,294                (4,721)
Cash and cash equivalents, beginning of period                                                       1,503                 4,974
                                                                                                -----------            ---------
Cash and cash equivalents, end of period                                                         $  16,797             $     253
                                                                                                ===========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                                  $                     $   7,439
                                                                                                     6,082
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                     $     300             $  18,109
  Notes receivable relating to exercise of employee stock options                                        -                 2,088
  Assumption of mortgage loans payable for acquisitions of real estate properties                        -                 7,018
  Conversion of mortgage loans into owned properties                                                21,046                 1,667
  Minority interest related to acquisitions of real estate properties                                    -                 3,432

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company") without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.       REAL ESTATE INVESTMENTS

MORTGAGE LOANS. During the three months ended March 31, 1999, the Company invested $4,746,000 in mortgage loans secured by two assisted living facilities ("ALFs") with 78 units and advanced $978,000 for renovation and expansion under a mortgage loan previously provided on an educational facility.

OWNED PROPERTIES. During the three months ended March 31, 1999, the Company invested $1,157,000 in owned properties by completing the sale/leaseback of eight ALFs for $22,203,000 that it had previously financed with mortgage loans of $21,046,000.

REMIC CERTIFICATES. As of March 31, 1999 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $298,035,000 and 7.29%. As of March 31, 1999, the carrying value of the subordinated REMIC certificates held by the Company was $99,852,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.51% at March 31, 1999.

On January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" ("SFAS 134"). Upon adoption of SFAS 134, the Company, based on its ability and intent to hold its investments in REMIC certificates, transferred its REMIC certificates from the trading category to the available-for-sale and the held-to-maturity categories. The transfer was recorded at fair value on the date of the transfer.

Interest only certificates and certificates with an investment rating of "B" or higher are now classified as available-for-sale and unrated certificates and certificates with an investment rating lower than "B" are now classified as held-to-maturity. Unrealized holding gains and losses are no longer recorded in current period earnings. Available-for-sale certificates are recorded at fair value with unrealized holding gains and losses recorded as a component of comprehensive income and held-to-maturity certificates are

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

recorded at amortized cost. As of March 31, 1999, available-for-sale certificates were recorded at their fair value of approximately $48,359,000. Unrealized holding losses on available-for-sale certificates of $368,000 were included in comprehensive income for the three months ended March 31, 1999. At March 31, 1999, held-to-maturity certificates had a book value of $51,493,000 and a fair value of $50,034,000. As of March 31, 1999, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 23.2% and 11.9%, respectively.

3.       INVESTMENT IN DEBT SECURITIES

During the three months ended March 31, 1999, the Company purchased $3,695,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures and $15,025,000 face amount of ALC 6.0% convertible subordinated debentures for an aggregate purchase price of $12,459,000. The ALC convertible subordinated debentures have a weighted average effective yield of 18.9%. The Company accounts for its investment in ALC convertible subordinated debentures at amortized cost as held-to-maturity securities. At March 31, 1999, the ALC convertible subordinated debentures had and amortized cost of $12,495,000 and a fair value of $11,153,000.

4.       DEBT OBLIGATIONS

As of March 31, 1999, $116,500,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. Currently the pricing is LIBOR plus 1.25%. The Company has effectively fixed the interest rate on $50,000,000 notional amount of LIBOR based variable rate debt by entering into an interest rate swap agreement whereby the Company will be credited interest at three month LIBOR and will incur interest at a fixed rate of 4.74%. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. The interest rate swap expires in November 2000.

On March 8, 1999, the Company obtained a $25,000,000 term loan that bears interest at LIBOR plus 1.25% and matures on October 2, 2000. As of March 31, 1999, $25,000,000 was outstanding under the term loan.

During the three months ended March 31, 1999, $300,000 in principal amount of convertible subordinated debentures converted into 16,963 shares of the Company's common stock at prices ranging from $15.50 to $17.25 per share.

5.       STOCKHOLDERS EQUITY

During the three months ended March 31, 1999, the Company repurchased and retired 316,800 shares of common stock for an aggregate purchase price of approximately $4,108,000.

During the three months ended March 31, 1999, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000, $818,000, respectively. During the three months ended March 31, 1999, the Company declared and paid cash dividends of $.39 per share on its common stock totaling $10,614,000.

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

6.       LTC HEALTHCARE, INC.

During the three months ended March 31, 1999, the Company recorded interest income of $425,000 on the average outstanding principal balance under the unsecured line of credit it provided to LTC Healthcare, Inc. ("Healthcare") and Healthcare reimbursed the Company $173,000 for administrative and management advisory services.

At March 31, 1999, the Company held 264,900 shares of Healthcare common stock which is accounted for at fair value as available-for-sale securities. As of March 31, 1999, the Healthcare common stock was recorded at its fair value of approximately $546,000. An unrealized holding loss of $168,000 was included in comprehensive income for the three months ended March 31, 1999.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                            1999           1998
                                                                                     -------------- --------------
Net income                                                                                 $ 12.540       $ 11,505
Preferred dividends                                                                         (3,772)        (2,954)
                                                                                     -------------- --------------
Net income for basic net income per share                                                     8,768          8,551
Effect of dilutive securities:
  9.75% convertible debentures due 2004                                                           -             13
                                                                                     -------------- --------------
Net income for diluted net income per share                                                $  8,768       $  8,564
                                                                                     ============== ==============

Shares for basic net income  per share                                                       27,522         26,023
Effect of dilutive securities:
  Stock options                                                                                   -             39
  9.75% convertible debentures due 2004                                                           -             55
                                                                                     -------------- --------------
Shares for diluted net income per share                                                      27,522         26,117
                                                                                     ============== ==============

Basic net income per share                                                                 $   0.32       $   0.33
                                                                                     ============== ==============
Diluted net income per share                                                               $   0.32       $   0.33
                                                                                     ============== ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues for the three months ended March 31, 1999 increased to $22,204,000 from $21,219,000 for the same period in 1998. The increase in revenues resulted from increased rental income of $2,114,000 and increased interest income from REMIC certificates of $1,045,000 which was somewhat offset by a decrease in interest from mortgage loans and notes receivable of $2,051,000 and a decrease in interest and other income of $123,000.

Rental income increased $2,814,000 as a result of property acquisitions. "Same-store" rents increased $218,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income were decreases of $704,000 related to the contribution of properties to LTC Healthcare, Inc. ("Healthcare") in September 1998 and $214,000 resulting from the disposition of properties. Interest income from mortgage loans decreased due to the sale of mortgage loans in connection with a REMIC securitization that was completed in May 1998. The decrease was partially mitigated by an increase in interest income from REMIC certificates from the retention of certificates originated in the May 1998 securitization.

Total expenses as a percent of total revenues decreased to 44% in 1999 from 46% in 1998. The decrease as a percent of revenues is largely due to a reduction in interest expense resulting from the conversion of subordinated debentures. Depreciation and amortization increased as a result of a larger investment base in owned properties in 1999 as compared to 1998.

On January 1, 1999, in accordance with recently issued accounting standards, the Company reclassified its investment in REMIC certificates from trading securities to available-for-sale and held-to-maturity securities. As a result of the change in accounting for REMIC certificates, the Company no longer recognizes unrealized gains or losses on changes in their fair value in current period earnings.

Preferred dividends increased as a result of dividends on the Series C Convertible Preferred Stock which was issued in September 1998.

As a result of the changes in revenues and expenses discussed above, net income available to common shareholders increased to $8,768,000 for the three months ended March 31, 1999 from $8,551,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $432,862,000 invested primarily in owned long-term care facilities, mortgage loans of approximately $163,113,000 and subordinated REMIC certificates with a weighted average effective yield of 17.51% of approximately $99,852,000. At March 31, 1999, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $298,035,000 and 7.29%. The Company's portfolio consists of 273 skilled nursing facilities, 92 assisted living facilities and six schools in 36 states.

During the three months ended March 31, 1999, the Company had net cash provided by operations of $13,408,000. In addition, the Company obtained a $25,000,000 term loan and had net borrowings of $16,500,000 under its unsecured revolving credit facility. Borrowings under the term loan and the revolving credit facility mature in October 2000 and currently bear interest at LIBOR plus 1.25%.

In 1998, the Company entered into an interest rate swap agreement whereby the Company effectively fixed the interest rate on LIBOR based variable rate debt. Under this agreement, which expires in November 2000, the Company will be credited interest at three month LIBOR and will incur interest at a fixed rate of 4.74% on a notional amount of $50,000,000. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

During the three months ended March 31, 1999, the Company invested $4,746,000 in mortgage loans secured by a two assisted living facilities ("ALFs"), advanced $978,000 for renovation and expansion under a mortgage loan previously provided on an educational facility and invested $1,157,000 in owned properties by completing the sale/leaseback of eight ALFs that it had previously financed with mortgage loans. The Company also purchased $3,695,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures and $15,025,000 face amount of ALC 6.0% convertible subordinated debentures for an aggregate purchase price of $12,459,000. The ALC convertible subordinated debentures have a weighted average effective yield of 18.9%.

During the three months ended March 31, 1999, the Company repurchased and retired 316,800 shares of common stock for an aggregate purchase price of approximately $4,108,000. During the three months ended March 31, 1999, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000, $818,000, respectively. In addition, the Company declared and paid cash dividends of $.39 per share on its common stock totaling $10,614,000.

As of March 31, 1999, borrowing capacity of $53,500,000 was available under the Company's $170,000,000 unsecured revolving credit facility. The revolving credit facility had pricing of LIBOR plus 1.25% at March 31, 1999. In addition, at March 31, 1999 the Company had cash on hand of $16,797,000 and, after giving effect to borrowing base requirements for outstanding bank borrowings, $368,453,000 of available unencumbered real estate investments. Available unencumbered real estate investments consisted of $213,492,000 in owned properties (before accumulated depreciation), $55,109,000 of mortgage loans (before allowance for doubtful accounts) and $99,852,000 of REMIC certificates.

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

OTHER DEVELOPMENTS

At December 31, 1998, Sun Healthcare Group, Inc. ("Sun") operated 70 facilities representing 19% ($174.3 million) of the Company's gross real estate investment portfolio (adjusted to include mortgage loans to third parties securing the investment in REMIC certificates). During the three months ended March 31, 1999, Sun was replaced as the operator at seven facilities which resulted in a $15.3 million reduction in the Company's total investment in facilities operated by Sun to 17% ($159 million) of the Company's gross real estate investment portfolio. The facilities operated by Sun as of March 31, 1999 consisted of approximately $78 million of direct investments and $81 million of investments in facilities owned by independent parties that lease the property to Sun or contract with Sun to manage the property.

At March 31, 1999, the Company had mortgage loans to Retirement Group, L.L.C. ("Retirement Group") secured by three skilled nursing facilities. In addition, the mortgage loans securing the 1998-1 REMIC pool included one mortgage loan to Retirement Group secured by two skilled nursing facilities. At March 31, 1999, the aggregate outstanding principal on the direct loans to Retirement Group was $8.5 million and the outstanding principal on the loan made to Retirement Group securing the 1998- REMIC pool was $8.6 million. Retirement Group has leased the properties securing the loans to Sun. The Company has been informed by Sun that there is a dispute between Sun and Retirement Group and consequently Sun is currently offsetting the lease payments due to Retirement Group on these properties against certain alleged obligations of Retirement Group to Sun. Retirement Group has informed the Company that because they have not received the lease payments from Sun, Retirement Group is unable to make the mortgage payments due to the Company. Consequently, the debt service payments due to the Company and the 1998-1 REMIC pool from Retirement Group were 30 to 60 days past due as of March 31, 1999. Sun has provided the Company with a guarantee of $1.7 million on the direct loans to Retirement Group and a guarantee of $2.1 million on the loan securing the 1998-1 REMIC pool.

The Company initiated foreclosure proceedings against Retirement Group; however, in May 1999, Retirement Group filed for Chapter 11 bankruptcy (reorganization) and the bankruptcy court placed a temporary stay on the foreclosure proceedings. Until Retirement Group emerges from bankruptcy protection and resumes making mortgage payments, the direct loans to Retirement Group will be placed on non-accrual status which will result in a decrease in interest income from mortgage loans of approximately $235,000 per quarter. Based on the current fair value of the properties securing the loans to Retirement Care and the value of the loan guarantees by Sun, the Company anticipates that the impact, if any, of foreclosure of the Retirement Group loans on the Company's financial position or results of operations would be immaterial.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      -------------------------
                                                                                         1999          1998
                                                                                      ------------ ------------
Net income available to common stockholders                                             $   8,768      $ 8,551
Real estate depreciation                                                                    3,201        2,666
Unrealized gain on REMIC Certificates                                                           -         (56)
                                                                                      ------------ ------------
FFO available to common stockholders                                                    $  11,969      $11,161
                                                                                      ============ ============

Basic FFO per share                                                                      $   0.43      $  0.43
                                                                                      ============ ============
Diluted FFO per share                                                                    $   0.43      $  0.42
                                                                                      ============ ============

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

EXPOSURE TO THIRD PARTY YEAR 2000 ISSUES. We depend upon the following third parties:

--   our tenants and borrowers for rents and cash flows;

-- our financial institutions for availability of working capital and capital markets financing; and

--   our transfer agent to maintain and track investor information.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives of those terms. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations affecting real estate investment trusts. Exhibit 99 to our Annual Report on Form 10-K contains a more comprehensive discussion of risks and uncertainties associated with our business.

                                     PART II

                              LTC PROPERTIES, INC.

                                OTHER INFORMATION

                                 MARCH 31, 1999



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

          27      Financial Data Schedule

                  In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LTC PROPERTIES, INC.
                                       Registrant



Dated:  May 14, 1999              By: /s/ JAMES J. PIECZYNSKI
                                      -----------------------
                                          James J. Pieczynski
                                          President and Chief Financial Officer