Form 10-Q
period 1999-06-30
LTC PROPERTIES INC
filed 1999-08-16
CIK 887905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459
                                   ----------

                                    FORM 10-Q
(Mark One)
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Shares of Registrant's common stock, $.01 par value, outstanding at August 6, 1999 - 27,389,507

                              LTC PROPERTIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 1999


                                      INDEX


PART I -- FINANCIAL INFORMATION                                                                PAGE
Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets........................................... 3
               Condensed Consolidated Statements of Income .................................... 4
               Condensed Consolidated Statements of Cash Flows ................................ 5
               Notes to Condensed Consolidated Financial Statements ........................... 6

Item 2.  Management's Discussion and
                Analysis of Financial Condition and Results of Operations ..................... 9

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................................15

Item 6.  Exhibits and Reports on Form 8-K .....................................................15

                              LTC PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)


                                                                              June 30,            December 31,
                                                                                1999                 1998
                                                                             ----------           -----------
                                                                             (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization:   1999 - $33,357: 1998 - $26,972                          $  382,913           $   366,891
  Land                                                                           17,695                16,796
Mortgage loans receivable held for sale, net of allowance for doubtful
     accounts:  1999 - $1,250; 1998 - $1,250                                    162,023               179,714
REMIC Certificates                                                               98,649               100,595
                                                                             ----------           -----------
     Real estate investments, net                                               661,280               663,996
Other Assets:
  Cash and cash equivalents                                                       5,658                 1,503
  Debt issue costs, net                                                           1,949                 2,040
  Interest receivable                                                             4,079                 3,350
  Prepaid expenses and other assets                                              10,466                 2,397
  Marketable debt securities                                                     13,462                     -
  Note receivable from LTC Healthcare, Inc.                                      18,515                16,528
                                                                             ----------           -----------
                                                                                 54,129                25,818
                                                                             ----------           -----------
     Total assets                                                           $   715,409           $   689,814
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 1999-2001                            $   53,747           $    56,667
Bank borrowings                                                                 138,500               100,000
Mortgage loans                                                                   55,212                55,432
Bonds payable and capital lease obligations                                      17,224                17,596
Accrued interest                                                                  3,254                 3,135
Accrued expenses and other liabilities                                            3,095                 4,085
Distributions payable                                                               985                   985
                                                                             ----------           -----------
     Total liabilities                                                          272,017               237,900

Minority interest                                                                 9,906                10,514
Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     shares issued and outstanding: 1999-7,080,000, 1998-7,080,000              165,500               165,500
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 1999-27,414,825, 1998-27,660,712                273                   277
Capital in excess of par value                                                  307,179               311,113
Notes receivable from stockholders                                              (10,485)              (11,200)
Cumulative net income                                                           183,693               158,270
Accumulated comprehensive income                                                 (1,274)                    -
Cumulative distributions                                                       (211,400)             (182,560)
                                                                             ----------           -----------
     Total stockholders' equity                                                 433,486               441,400
                                                                             ----------           -----------
     Total liabilities and stockholders' equity                             $   715,409           $   689,814
                                                                            ===========           ===========


                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                      ------------------------          ------------------------
                                                              June 30,                           June 30,
                                                        1999           1998               1999           1998
                                                      ---------      ---------          ---------      ---------
Revenues:
  Rental income                                       $  11,475      $  10,581          $  22,655      $  19,647
  Interest income from mortgage loans
          and notes receivable                            4,976          5,963             10,101         13,139
  Interest income from REMIC Certificates                 4,381          4,364              8,805          7,743
  Interest and other income                               2,126          1,671              3,601          3,269
                                                      ---------      ---------          ---------      ---------
          Total revenues                                 22,958         22,579             45,162         43,798
                                                      ---------      ---------          ---------      ---------
Expenses:
  Interest expense                                        5,425          5,891             10,591         11,533
  Depreciation and amortization                           3,342          2,815              6,543          5,481
  Minority interest                                         225            408                512            728
  Operating and other expenses                            1,083          1,422              2,093          2,564
                                                      ---------      ---------          ---------      ---------
          Total expenses                                 10,075         10,536             19,739         20,306
                                                      ---------      ---------          ---------      ---------
Operating income                                         12,883         12,043             25,423         23,492

Other Income:
  Gain on sale of real estate investments                     -          8,188                  -          8,188
  Unrealized loss on REMIC Certificates                       -           (153)                 -            (97)
                                                      ---------      ---------          ---------      ---------
          Total other income                                  -          8,035                  -          8,091
                                                      ---------      ---------          ---------      ---------

Net income                                               12,883         20,078             25,423         31,583
Preferred dividends                                      (3,771)        (2,954)            (7,543)        (5,908)
                                                      ---------      ---------          ---------      ---------
Net income available to common stockholders           $   9,112      $  17,124          $  17,880      $  25,675
                                                      =========      =========          =========      =========
Net Income per Common Share:
  Basic                                                $   0.33       $   0.64           $   0.65      $    0.97
                                                      =========      =========          =========      =========
  Diluted                                              $   0.33       $   0.59           $   0.65      $    0.93
                                                      =========      =========          =========      =========

Comprehensive Income:
  Net income                                           $ 12,883       $ 20,078           $ 25,423      $  31,583
  Unrealized loss on available for sale securities         (738)             -             (1,274)             -
                                                      ---------      ---------          ---------      ---------
Total comprehensive income                             $ 12,145       $ 20,078           $ 24,149      $  31,583
                                                      =========      =========          =========      =========


                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                          --------------------------
                                                                                             1999            1998
                                                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $   25,423      $   31,583
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             6,543           5,481
     Gain on sale of real estate investments                                                       -          (8,188)
     Other non-cash charges                                                                      170             745
     Increase (decrease) in accrued interest                                                     119            (633)
     Net change in other assets and liabilities                                               (2,498)          2,552
                                                                                          ----------      ----------
       Net cash provided by operating activities                                              29,757          31,540

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the lines of credit                                                        92,000         161,000
  Repayments of bank borrowings                                                              (53,500)       (133,500)
  Principal payments on mortgage loans payable and capital lease obligations                    (592)         (4,676)
  Repurchase of common stock                                                                  (4,368)              -
  Redemption of convertible subordinated debentures                                           (2,263)              -
  Distributions paid                                                                         (28,840)        (25,872)
  Other                                                                                         (404)           (316)
                                                                                          ----------      ----------
       Net cash provided by (used in) financing activities                                     2,033          (3,364)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                         (8,383)        (18,256)
  Acquisitions of real estate properties, net                                                 (1,157)       (125,880)
  Proceeds form the sale of REMIC Certificates, net                                                -         109,089
  Proceeds from sale of real estate investments, net                                               -          11,600
  Investment in debt securities                                                              (13,097)              -
  Principal payments on mortgage loans receivable                                              2,943             982
  Investment in LTC Healthcare, Inc.                                                               -          (2,001)
  Advances under note receivable from LTC Healthcare, Inc., net                               (5,072)         (4,959)
  Payments on note receivable from LTC Healthcare, Inc., net                                   3,085               -
  Other                                                                                       (5,954)           (662)
                                                                                          ----------      ----------
      Net cash used in investing activities                                                  (27,635)        (30,087)
                                                                                          ----------      ----------
Increase (decrease) in cash and cash equivalents                                               4,155          (1,911)
Cash and cash equivalents, beginning of period                                                 1,503           4,974
                                                                                          ----------      ----------
Cash and cash equivalents, end of period                                                  $    5,658      $    3,063
                                                                                          ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                           $    9,871      $   11,301
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                              $      300      $   31,587
  Notes receivable relating to exercise of employee stock options                                  -           2,088
  Assumption of mortgage loans payable for acquisitions of real estate properties                  -          11,224
  Conversion of mortgage loans into owned properties                                          21,046           7,301
  Minority interest related to acquisitions of real estate properties                              -           3,432


                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

1.       GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company") without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.       REAL ESTATE INVESTMENTS

MORTGAGE LOANS. During the three months ended June 30, 1999, the Company invested $1,932,000 in a mortgage loan secured by an assisted living facility ("ALF") with 28 units and advanced $727,000 for renovation and expansion under a mortgage loan previously provided on an educational facility.

REMIC CERTIFICATES. As of June 30, 1999 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $293,787,000 and 7.29%. As of June 30, 1999, the carrying value of the subordinated REMIC certificates held by the Company was $98,649,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.40% at June 30, 1999.

Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating "B" or lower are classified as held-to-maturity. As of June 30, 1999, available-for-sale certificates were recorded at their fair value of approximately $47,005,000. Unrealized holding losses on available-for-sale certificates of $705,000 were included in comprehensive income for the three months ended June 30, 1999. At June 30, 1999, held-to-maturity certificates had a book value of $51,644,000 and a fair value of $45,392,000. As of June 30, 1999, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 23.2% and 11.9%, respectively.

3.       INVESTMENT IN DEBT SECURITIES

During the three months ended June 30, 1999, the Company purchased $500,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures and $620,000 face amount of ALC 6.0% convertible subordinated debentures for an aggregate purchase price of $638,000. The

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

ALC convertible subordinated debentures have a weighted average effective yield of 23.7%. The Company accounts for its investment in ALC convertible subordinated debentures at amortized cost as held-to-maturity securities. At June 30, 1999, the Company's total investment in ALC convertible subordinated debentures had an amortized cost of $13,462,000 and a fair value of $11,366,000.

4.       DEBT OBLIGATIONS

As of June 30, 1999, $113,500,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. During the three months ended June 30, 1999, pricing under the Revolving Credit Facility was LIBOR plus 1.25%. The Company has effectively fixed the interest rate on $50,000,000 notional amount of LIBOR based variable rate debt by entering into an interest rate swap agreement whereby the Company will be credited interest at three month LIBOR and will incur interest at a fixed rate of 4.74%. The notional amount of the interest rate swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. The interest rate swap expires in November 2000.

As of June 30, 1999, $25,000,000 was outstanding under a term loan that bears interest at LIBOR plus 1.25% and matures on October 2, 2000.

During the three months ended June 30, 1999, $120,000 in principal amount of convertible subordinated debentures converted into 7,150 shares of the Company's common stock at prices ranging from $15.50 to $17.25 per share.

5.       STOCKHOLDERS EQUITY

During the three months ended June 30, 1999, the Company repurchased and retired 23,000 shares of common stock for an aggregate purchase price of $260,000.

During the three months ended June 30, 1999, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000, $817,000, respectively. During the three months ended June 30, 1999, the Company declared and paid cash dividends of $.39 per share on its common stock totaling $10,683,000.

6.       LTC HEALTHCARE, INC.

During the three months ended June 30, 1999, the Company recorded interest income of $442,000 on the average outstanding principal balance under the unsecured line of credit it provided to LTC Healthcare, Inc. ("Healthcare") and Healthcare reimbursed the Company $242,000 for administrative and management advisory services.

At June 30, 1999, the Company held 264,900 shares of Healthcare common stock which is accounted for at fair value as available-for-sale securities. As of June 30, 1999, the Healthcare common stock was recorded at its fair value of approximately $513,000. An unrealized holding loss of $201,000 was included in comprehensive income for the three months ended June 30, 1999.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                                       Three Months Ended             Six Months Ended
                                                     ----------------------         ----------------------
                                                            June 30,                      June 30,
                                                      1999           1998            1999           1998
                                                     -------        -------         -------        -------
Net income                                           $12,883        $20,078         $25,423        $31,583
Preferred dividends                                   (3,771)        (2,954)         (7,543)        (5,908)
                                                     -------        -------         -------        -------
Net income for basic net income per share              9,112         17,124          17,880         25,675
Effect of dilutive securities:
  7.75% convertible debentures due 2002                    -            152               -            322
  8.50% convertible debentures due 2001                    -            537               -          1,138
  8.50% convertible debentures due 2000                    -            366               -            764
  9.75% convertible debentures due 2004                    -             15               -             28
  8.25% convertible debentures due 1999                  206            215             415            430
  8.25% convertible debentures due 2001                    -            440               -            906
  Convertible partnership units                           66            374              22            657
                                                     -------        -------         -------        -------
Net income for diluted net income per share          $ 9,384        $19,223         $18,317        $29,920
                                                     =======        =======         =======        =======

Shares for basic net income  per share                27,411         26,763          27,466         26,395
Effect of dilutive securities:
  Stock options                                           24              4              16             21
  7.75% convertible debentures due 2002                    -            457               -            476
  8.50% convertible debentures due 2001                    -          1,491               -          1,589
  8.50% convertible debentures due 2000                    -            835               -          1,009
  9.75% convertible debentures due 2004                    -             49               -             52
  8.25% convertible debentures due 1999                  645            645             645            645
  8.25% convertible debentures due 2001                    -          1,134               -          1,167
  Convertible partnership units                          193            950              35            912
                                                     -------        -------         -------        -------
Shares for diluted net income per share               28,273         32,328          28,162         32,266
                                                     =======        =======         =======        =======

Basic net income per share                           $  0.33        $  0.64         $  0.65        $  0.97
                                                     =======        =======         =======        =======
Diluted net income per share                         $  0.33        $  0.59         $  0.65        $  0.93
                                                     =======        =======         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues for the three months ended June 30, 1999 increased to $22,958,000 from $22,579,000 for the same period in 1998. The increase in revenues resulted from increased rental income of $894,000, increased interest income from REMIC certificates of $17,000 and an increase in interest and other income of $455,000 which was somewhat offset by a decrease in interest from mortgage loans and notes receivable of $987,000.

Rental income increased $2,150,000 as a result of property acquisitions. "Same-store" rents increased $222,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income were decreases of $1,298,000 related to the contribution of properties to LTC Healthcare, Inc. ("Healthcare") in September 1998 and $180,000 resulting from the disposition of properties. Interest on the Assisted Living Concepts, Inc. convertible debentures accounted for the increase in interest and other income. Interest income from mortgage loans decreased due to the sale of mortgage loans in connection with a REMIC securitization that was completed in May 1998.

Total expenses as a percent of total revenues decreased to 44% in 1999 from 47% in 1998. The decrease as a percent of revenues is largely due to a reduction in interest expense resulting from the conversion of subordinated debentures. Depreciation and amortization increased as a result of a larger investment base in owned properties in 1999 as compared to 1998. The decrease in general and administrative expenses is due to the reimbursement of administrative and management advisory services by LTC Healthcare, Inc.

Preferred dividends increased as a result of dividends on the Series C Convertible Preferred Stock which was issued in September 1998.

Net income available to common shareholders decreased to $9,112,000 for the three months ended June 30, 1999 from $17,124,000 for the same period in 1998. Excluding the gain on the sale of real estate investments in 1998, net income available to common shareholders increased to $9,112,000 for the three months ended June 30, 1999 from $8,936,000 for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues for the six months ended June 30, 1999 increased to $45,162,000 from $43,798,000 for the same period in 1998. The increase in revenues resulted from increased rental income of $3,008,000, increased interest income from REMIC certificates of $1,062,000 and an increase in interest and other income of $332,000 which was somewhat offset by a decrease in interest from mortgage loans and notes receivable of $3,038,000.

Rental income increased $4,978,000 as a result of property acquisitions. "Same-store" rents increased $425,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income were decreases of $2,003,000 related to the contribution of properties to LTC Healthcare, Inc. ("Healthcare") in September 1998 and $392,000 resulting from the disposition of properties. Interest on the Assisted Living Concepts, Inc. convertible debentures accounted for the increase in interest and other income. Interest income from mortgage loans decreased due to the sale of mortgage loans in connection with a REMIC securitization that was completed in May 1998. The decrease was partially mitigated by an increase in interest income from REMIC certificates from the retention of certificates originated in the May 1998 securitization.

Total expenses as a percent of total revenues decreased to 44% in 1999 from 46% in 1998. The decrease as a percent of revenues is largely due to a reduction in interest expense resulting from the conversion of subordinated debentures. Depreciation and amortization increased as a result of a larger investment base in owned properties in 1999 as compared to 1998. The decrease in general and administrative expenses is due to the reimbursement of administrative and management advisory services by LTC Healthcare, Inc.

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

Net income available to common shareholders decreased to $17,880,000 for the six months ended June 30, 1999 from $25,675,000 for the same period in 1998. Excluding the gain on the sale of real estate investments in 1998, net income available to common shareholders increased to $17,880,000 for the six months ended June 30, 1999 from $17,487,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $433,965,000 invested primarily in owned long-term care facilities, mortgage loans of approximately $163,273,000 and subordinated REMIC certificates with a weighted average effective yield of 17.4% of approximately $98,649,000. At June 30, 1999, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $293,787,000 and 7.29%. The Company's portfolio consists of 271 skilled nursing facilities, 93 assisted living facilities and six schools in 36 states.

During the six months ended June 30, 1999, the Company had net cash provided by operations of $29,757,000. In addition, the Company obtained a $25,000,000 term loan and had net borrowings of $13,500,000 under its unsecured revolving credit facility. The Company has effectively fixed the interest rate on LIBOR based variable rate debt with an interest rate swap. Under the interest rate swap, which expires in November 2000, the Company will be credited interest at three month LIBOR and will incur interest at a fixed rate of 4.74% on a notional amount of $50,000,000. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss.

During the six months ended June 30, 1999, the Company invested $6,678,000 in mortgage loans secured by three assisted living facilities ("ALFs"), advanced $1,705,000 for renovation and expansion under a mortgage loan previously provided on an educational facility and invested $1,157,000 in owned properties by completing the sale/leaseback of eight ALFs that it had previously financed with mortgage loans. The Company also purchased $4,195,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures for an aggregate purchase price of $13,097,000. The ALC convertible subordinated debentures have a weighted average effective yield of 19.1%.

During the six months ended June 30, 1999, the Company repurchased and retired 339,800 shares of common stock for an aggregate purchase price of approximately $4,368,000. During the six months ended June 30, 1999, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred
Stock totaling $3,658,000, $2,250,000, $1,635,000, respectively. In addition, the Company declared and paid quarterly cash dividends totaling $.78 per share on its common stock totaling $21,297,000.

As of June 30, 1999, borrowing capacity of $56,500,000 was available under the Company's $170,000,000 unsecured revolving credit facility which matures in October 2000. The revolving credit facility had pricing of LIBOR plus 1.25% at June 30, 1999. In addition, at June 30, 1999 the Company had cash on hand of $5,658,000 and, after giving effect to borrowing base requirements for outstanding bank borrowings, $380,838,000 of available unencumbered real estate investments. Available unencumbered real estate investments consisted of $224,268,000 in owned properties (before accumulated depreciation), $57,921,000 of mortgage loans (before allowance for doubtful accounts) and $98,649,000 of REMIC certificates.

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

OTHER DEVELOPMENTS

At December 31, 1998, Sun Healthcare Group, Inc. ("Sun") operated 70 facilities representing 19% ($174.3 million) of the Company's gross real estate investment portfolio (adjusted to include mortgage loans to third parties securing the investment in REMIC certificates). During the first quarter of 1999, Sun was replaced as the operator at seven facilities which resulted in a $15.3 million reduction in the Company's total investment in facilities operated by Sun to 17% ($159 million) of the Company's gross real estate investment portfolio. The facilities operated by Sun as of June 30, 1999 consisted of approximately $78 million of direct investments and $81 million of investments in facilities owned by independent parties that lease the property to Sun or contract with Sun to manage the property.

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

At June 30, 1999, the Company leased three long term care facilities with a current gross book value of $8.2 million to Newcare Health Corp ("Newcare") and had mortgage loans to Newcare secured by three skilled nursing facilities with an aggregate outstanding balance of $11.9 million. On June 22, 1999, Newcare filed for Chapter 11 bankruptcy. Until Newcare emerges from bankruptcy protection, the Newcare leases and mortgage loans have been placed on non-accrual which will result in a decrease in interest income from mortgage loans and rental income of approximately $504,000 per quarter.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):


                                                       Three Months Ended               Six Months Ended
                                                             June 30,                       June 30,
                                                     -----------------------         -----------------------
                                                       1999           1998             1999           1998
                                                     --------       --------         --------       --------
Net income available to common stockholders          $  9,112       $ 17,124         $ 17,880       $ 25,675
Real estate depreciation                                3,342          2,815            6,543          5,481
Gain on sale of real estate investments                     -         (8,188)               -         (8,188)
Unrealized loss on REMIC Certificates                       -            153                -             97
                                                     --------       --------         --------       --------
FFO available to common stockholders                 $ 12,454       $ 11,904         $ 24,423       $ 23,065
                                                     ========       ========         ========       ========
Basic FFO per share                                  $   0.45       $   0.44         $   0.89       $   0.87
                                                     ========       ========         ========       ========
Diluted FFO per share                                $   0.44       $   0.43         $   0.87       $   0.85
                                                     ========       ========         ========       ========

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

STATUS OF THE COMPANY'S INFORMATION TECHNOLOGY SYSTEMS AND NON-INFORMATION TECHNOLOGY SYSTEMS. Our primary use of information technology systems is its internal accounting and information management software (collectively the "Systems"). We have evaluated the Systems to assess whether they will function properly with respect to dates in the year 2000 and beyond. Systems that were determined to be non-compliant with the year 2000 and beyond have been upgraded or replaced. The total cost associated with modifications required to become year 2000 compliant was not material to our financial position, results of operations or liquidity. Due to our limited reliance on complex Systems, we believe the year 2000 issue, as it relates to its internal Systems, will not have a material adverse effect upon our financial position, results of operations or liquidity.

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

EXPOSURE TO THIRD PARTY YEAR 2000 ISSUES. We depend upon the following third parties:

-   our tenants and borrowers for rents and cash flows;

- our financial institutions for availability of working capital and capital markets financing; and

-   our transfer agent to maintain and track investor information.

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

                                  JUNE 30, 1999



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LTC Properties, Inc. held its Annual Meeting of Stockholders (the "Meeting") on May 25, 1999, at which the Company's stockholders voted to elect the nominated board of five directors for the ensuing year or until the election and qualification of their respective successors.

Holders of record of the Company's common stock as of the close of business on March 31, 1999 were entitled to vote at the Meeting. As of the close of business on March 31, 1999, there were 27,407,096 shares of common stock outstanding and entitled to vote and 25,600,942 of such shares were represented at the Meeting. Each of the directors received 94% of the shares cast in favor of his or her election.

The shares cast for each director were as follows: Andre C. Dimitriadis:
24,105,712 for and 1,495,230 withheld; James J. Pieczynski: 24,108,712 for and 1,492,230 withheld; Edmund C. King: 24,109,692 for and 1,490,980 withheld; Wendy L Simpson; 24,107,739 for and 1,493,203 withheld; and Sam Yellen: 24,102,792 for and 1,498,150 withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27       Financial Data Schedule

                  In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LTC PROPERTIES, INC.
                                     Registrant



Dated:  August 16, 1999              By:  /s/ JAMES J. PIECZYNSKI
                                          -----------------------
                                     James J. Pieczynski
                                     President and Chief Financial Officer