Form 10-Q
period 1999-09-30
LTC PROPERTIES INC
filed 1999-11-15
CIK 887905

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

                     For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X No ___

Shares of Registrant's common stock, $.01 par value, outstanding at November 5, 1999 - 27,367,574

===============================================================================

                              LTC PROPERTIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX


PART I -- FINANCIAL INFORMATION                                            PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets...............................3
         Condensed Consolidated Statements of Income ........................4
         Condensed Consolidated Statements of Cash Flows ....................5
         Notes to Condensed Consolidated Financial Statements ...............6

Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations ........9

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................15

                              LTC PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                                           September 30,      December 31,
                                                                               1999              1998
                                                                          --------------     --------------
                                                                           (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization: 1999 - $36,582: 1998 - $26,972                         $      404,420     $      366,891
  Land                                                                            19,074             16,796
Mortgage loans receivable held for sale, net of allowance for doubtful
     accounts:  1999 - $1,250: 1998 - $1,250                                     145,001            179,714
REMIC Certificates                                                                98,248            100,595
                                                                          --------------     --------------
     Real estate investments, net                                                666,743            663,996
Other Assets:
  Cash and cash equivalents                                                        1,871              1,503
  Debt issue costs, net                                                            1,421              2,040
  Interest receivable                                                              4,189              3,350
  Prepaid expenses and other assets                                               12,633              2,397
  Marketable debt securities                                                      13,817                 --
  Note receivable from LTC Healthcare, Inc.                                       19,977             16,528
                                                                          --------------     --------------
                                                                                  53,908             25,818
                                                                          --------------     --------------
     Total assets                                                         $      720,651     $      689,814
                                                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 2001-2002                         $       29,182     $       56,667
Bank borrowings                                                                  153,000            100,000
Mortgage loans and notes payable                                                  62,607             55,432
Bonds payable and capital lease obligations                                       17,160             17,596
Accrued interest                                                                   1,575              3,135
Accrued expenses and other liabilities                                             4,711              4,085
Distributions payable                                                             11,664                985
                                                                          --------------     --------------
     Total liabilities                                                           279,899            237,900

Minority interest                                                                  9,669             10,514
Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     shares issued and outstanding: 1999-7,080,000, 1998-7,080,000               165,500            165,500
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 1999-27,367,574: 1998-27,660,712                 274                277
Capital in excess of par value                                                   307,077            311,113
Notes receivable from stockholders                                               (10,372)           (11,200)
Cumulative net income                                                            195,639            158,270
Accumulated comprehensive income                                                  (1,184)                --
Cumulative distributions                                                        (225,851)          (182,560)
                                                                          --------------     --------------
     Total stockholders' equity                                                  431,083            441,400
                                                                          --------------     --------------
     Total liabilities and stockholders' equity                           $      720,651     $      689,814
                                                                          ==============     ==============

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                               -----------------------------     -----------------------------
                                                   1999             1998             1999             1998
                                               ------------     ------------     ------------     ------------
Revenues:
  Rental income                                $     11,572     $     11,777     $     34,227     $     31,424
  Interest income from mortgage loans
          and notes receivable                        5,026            4,747           15,127           17,886
  Interest income from REMIC Certificates             4,419            4,614           13,224           12,357
  Interest and other income                           1,778            2,113            5,379            5,382
                                               ------------     ------------     ------------     ------------
          Total revenues                             22,795           23,251           67,957           67,049
                                               ------------     ------------     ------------     ------------

Expenses:
  Interest expense                                    5,399            6,101           15,990           17,634
  Depreciation and amortization                       3,256            3,942            9,799            9,423
  Minority interest                                     253              382              765            1,110
  Operating and other expenses                        1,941            1,329            4,034            3,893
                                               ------------     ------------     ------------     ------------
          Total expenses                             10,849           11,754           30,588           32,060
                                               ------------     ------------     ------------     ------------

Operating income                                     11,946           11,497           37,369           34,989

Other Income:
  Gain on sale of real estate investments                --            1,738               --            9,926
  Unrealized loss on REMIC Certificates                  --           (6,481)              --           (6,578)
                                               ------------     ------------     ------------     ------------
          Total other income                             --           (4,743)              --            3,348
                                               ------------     ------------     ------------     ------------

Net income                                           11,946            6,754           37,369           38,337
Preferred dividends                                  (3,772)          (3,217)         (11,315)          (9,125)
                                               ------------     ------------     ------------     ------------
Net income available to common stockholders    $      8,174     $      3,537     $     26,054     $     29,212
                                               ============     ============     ============     ============
Net Income per Common Share:
  Basic                                        $       0.30     $       0.13     $       0.95     $       1.09
                                               ============     ============     ============     ============
  Diluted                                      $       0.30     $       0.13     $       0.95     $       1.08
                                               ============     ============     ============     ============
Comprehensive Income:
  Net income                                   $     11,946     $      6,754     $     37,369     $     38,337
  Unrealized gain (loss) on available for
    sale securities                                      90               --           (1,184)              --
                                               ------------     ------------     ------------     ------------
Total comprehensive income                     $     12,036     $      6,754     $     36,185     $     38,337
                                               ============     ============     ============     ============

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                             1999               1998
                                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $     37,369       $     38,337
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                              9,799              9,423
     Gain on sale of real estate investments                                                       --             (9,926)
     Unrealized holding loss on estimated fair value of REMIC Certificates                         --              6,578
     Gain on repurchase of convertible subordinated debentures                                 (1,021)                --
     Other non-cash charges                                                                     1,609              1,723
     Increase (decrease) in accrued interest                                                   (1,560)            (2,025)
     Net change in other assets and liabilities                                                (3,395)             1,201
                                                                                         ------------       ------------
       Net cash provided by operating activities                                               42,801             45,311

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the lines of credit                                                        117,500            217,000
  Repayments of bank borrowings                                                               (64,500)          (203,000)
  Principal payments on mortgage loans payable and capital lease obligations                     (771)            (4,910)
  Repurchase of common stock                                                                   (4,488)                --
  Proceeds from issuance of preferred stock, net                                                   --             37,605
  Redemption of convertible subordinated debentures                                           (25,780)                --
  Distributions paid                                                                          (32,612)           (39,883)
  Other                                                                                          (313)              (969)
                                                                                         ------------       ------------
       Net cash provided by (used in) financing activities                                    (10,964)             5,843

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                          (8,555)           (28,348)
  Acquisitions of real estate properties, net                                                  (5,929)          (135,419)
  Proceeds form the sale of REMIC Certificates, net                                                --            108,613
  Proceeds from sale of real estate investments, net                                               --             16,706
  Investment in debt securities                                                               (13,097)                --
  Principal payments on mortgage loans receivable                                               6,309              1,351
  Investment in LTC Healthcare, Inc.                                                               --             (2,001)
  Advances under note receivable from LTC Healthcare, Inc.                                     (8,123)            (8,635)
  Payments on note receivable from LTC Healthcare, Inc.                                         4,674             17,668
  Other                                                                                        (6,748)              (628)
                                                                                         ------------       ------------
      Net cash used in investing activities                                                   (31,469)           (30,693)
                                                                                         ------------       ------------
Increase in cash and cash equivalents                                                             368             20,461
Cash and cash equivalents, beginning of period                                                  1,503              4,974
                                                                                         ============       ============
Cash and cash equivalents, end of period                                                 $      1,871       $     25,435
                                                                                         ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                          $     16,604       $     19,106
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                             $        435       $     32,284
  Distribution of Investment in LTC Healthcare, Inc.                                               --             10,724
  Notes receivable relating to exercise of employee stock options                                  --              2,088
  Assumption of mortgage loans payable for acquisitions of real estate properties               7,510             11,224
  Conversion of mortgage loans into owned properties                                           34,874              7,301
  Minority interest related to acquisitions of real estate properties                              --              3,432

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

The condensed consolidated financial statements included herein have been prepared by LTC Properties, Inc. (the "Company") without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.   REAL ESTATE INVESTMENTS

MORTGAGE LOANS. On September 30, 1999, the Company purchased four skilled nursing facilities for the amount of outstanding mortgages payable to the Company ($13,828,000). These properties were then leased to LTC Healthcare, Inc. ("Healthcare").

During the three months ended September 30, 1999, a mortgage loan with an outstanding principal balance of approximately $3,016,000 was repaid.

OWNED PROPERTIES. In addition to the four properties purchased subject to the mortgage loans as discussed above, on September 30, 1999, the Company purchased three skilled nursing facilities by assuming the aggregate debt of approximately $7,510,000. One of the skilled nursing facilities acquired subject to the debt was in turn leased to Healthcare. In connection with an outstanding commitment, the Company also acquired an assisted living facility for $3,500,000 in a sale lease-back transaction.

REMIC CERTIFICATES. As of September 30, 1999 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $287,464,000 and 7.22%. As of September 30, 1999, the carrying value of the subordinated REMIC certificates held by the Company was $98,248,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.40% at September 30, 1999.

Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of "B" or lower are classified as held-to-maturity. As of September 30, 1999, available-for-sale certificates were recorded at their fair value of approximately $46,449,000. Unrealized holding gains on available-for-sale certificates of $106,000 were included in comprehensive income for the three months ended September 30, 1999. At September 30, 1999, held-to-maturity certificates had a book value of $51,799,000 and a fair value of

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


$47,894,000. As of September 30, 1999, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 23.2% and 11.9%, respectively.

3.   DEBT OBLIGATIONS

As of September 30, 1999, $128,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. During the three months ended September 30, 1999, pricing under the Revolving Credit Facility was LIBOR plus 1.25%. As of September 30, 1999, $25,000,000 was outstanding under a term loan that bears interest at LIBOR plus 1.25% and matures on October 2, 2000.

During the three months ended September 30, 1999, the Company acquired three skilled nursing facilities subject to the outstanding debt of $7,510,000. The aggregate debt assumed has a weighted average interest rate of 11.4% and is payable to the 1996-1 REMIC pool.

On September 30, 1999, $10,000,000 in outstanding principal amount of 8.25% convertible subordinated debentures matured and was repaid. During the three months ended September 30, 1999, the Company repurchased an aggregate of $14,550,000 face amount of its convertible subordinated debentures on the open market for an aggregate purchase price of $13,517,000. A gain of $836,000 on the repurchase of convertible debentures is included in interest and other income in the accompanying statement of operations.

Subsequent to September 30, 1999, the Company obtained mortgage financing of $18,485,000 from a third-party lender. The mortgage loan is secured by 10 assisted living facilities, bears interest at 8.81% and matures in December 2009.

4.   STOCKHOLDERS EQUITY

During the three months ended September 30, 1999, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000, $818,000, respectively. During the three months ended September 30, 1999, the Company declared cash dividends of $.39 per share on its common stock totaling $10,679,000. The dividend on the common stock for the third quarter of 1999 was paid on October 15, 1999.

6.   LTC HEALTHCARE, INC.

During the three months ended September 30, 1999, the Company recorded interest income of $451,000 on the average outstanding principal balance under the unsecured line of credit it provided to Healthcare and Healthcare reimbursed the Company $162,000 for administrative and management advisory services.

At September 30, 1999, the Company held 264,900 shares of Healthcare common stock that was recorded at its fair value of approximately $497,000. An unrealized holding loss of $16,000 was included in comprehensive income for the three months ended September 30, 1999.

As of September 30, 1999, 18 real estate properties with a gross carrying value of $46,582,000 or 5.1% of the Company's gross real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates) were leased to Healthcare.

                              LTC PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


Effective October 18, 1999, the Company purchased 100% of the stock of Missouri River Corporation ("Missouri River") from Healthcare for total proceeds of $16,050,000 which equaled Healthcare's cost basis in the properties owned by Missouri River. Missouri River owns two assisted living facilities that are leased under long-term triple-net leases to a third-party operator. Healthcare used the proceeds of $16,050,000 to repay outstanding borrowings under the unsecured line of credit provided by the Company.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                          -------------------------      -------------------------
                                                             1999           1998            1999           1998
                                                          ----------     ----------      ----------     ----------
Net income                                                   $11,946         $6,754         $37,369        $38,337
Preferred dividends                                           (3,772)        (3,217)        (11,315)        (9,125)
                                                          ----------     ----------      ----------     ----------
Net income for basic net income per share                      8,174          3,537          26,054         29,212
Effect of dilutive securities:
  7.75% convertible debentures due 2002                            -              -               -            473
  8.50% convertible debentures due 2001                            -              -               -          1,671
  8.50% convertible debentures due 2000                            -              -               -            684
  9.75% convertible debentures due 2004                            -              -               -             28
  8.25% convertible debentures due 1999                            -              -               -            645
  8.25% convertible debentures due 2001                            -              -               -              -
  Convertible partnership units                                    -              -               -            164
                                                          ----------     ----------      ----------     ----------
Net income for diluted net income per share                   $8,174         $3,537         $26,054        $32,877
                                                          ==========     ==========      ==========     ==========

Shares for basic net income  per share                        27,386         27,668          27,439         26,824
Effect of dilutive securities:
  Stock options                                                    -              3              16             15
  7.75% convertible debentures due 2002                            -              -               -            465
  8.50% convertible debentures due 2001                            -              -               -          1,553
  8.50% convertible debentures due 2000                            -              -               -            665
  9.75% convertible debentures due 2004                            -              -               -             33
  8.25% convertible debentures due 1999                            -              -               -            645
  8.25% convertible debentures due 2001                            -              -               -              -
  Convertible partnership units                                    -              -               -            241
                                                          ----------     ----------      ----------     ----------
Shares for diluted net income per share                       27,386         27,671          27,455         30,441
                                                          ==========     ==========      ==========     ==========

Basic net income per share                                     $0.30          $0.13           $0.95          $1.09
                                                          ==========     ==========      ==========     ==========
Diluted net income per share                                   $0.30          $0.13           $0.95          $1.08
                                                          ==========     ==========      ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the three months ended September 30, 1999 decreased to $22,795,000 from $23,251,000 for the same period in 1998. The decrease in revenues resulted from decreased rental income of $205,000, decreased interest income from REMIC certificates of $195,000 and a decrease in interest and other income of $335,000 which was somewhat offset by a increase in interest from mortgage loans and notes receivable of $279,000.

Rental income decreased $1,298,000 related to the contribution of properties to LTC Healthcare, Inc. ("Healthcare") in September 1998 and $89,000 resulting from the disposition of properties. Partially offsetting this decrease in rental income was an increase of $907,000 related to property acquisitions. "Same-store" rents increased $275,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. A reduction in new investments in 1998 and a corresponding reduction in commitment fees resulted in a decrease in interest and other income. The decrease in interest and other income is mitigated by interest income on marketable debt securities and the gain on the repurchase of the Company's convertible subordinated debentures. Interest income of $451,000 on the unsecured line of credit provided to Healthcare accounted for the increase in interest from mortgage loans and notes receivable. The increase was somewhat offset by a decrease in interest on mortgage loans due the temporary non-accrual of interest while borrowers were in Chapter 11 bankruptcy protection. As of September 30, 1999, these assets had emerged from bankruptcy protection. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Other Developments."

Total expenses as a percent of total revenues decreased to 48% in 1999 from 51% in 1998. The decrease as a percent of revenues is largely due to a reduction in interest expense resulting from the contribution of leveraged properties to Healthcare on September 30, 1998 and the redemption of subordinated debentures. Depreciation and amortization decreased primarily as a result of the contribution of properties to Healthcare that were acquired by the Company during the second and third quarter of 1998. The increase in general and administrative expenses is due to the settlement of an employee related dispute.

Preferred dividends increased as a result of dividends on the Series C Convertible Preferred Stock which was issued in September 1998.

Net income available to common shareholders increased to $8,174,000 for the three months ended September 30, 1999 from $3,537,000 for the same period in 1998. Excluding the gain on the sale of real estate investments and the unrealized loss on REMIC Certificates in 1998, net income available to common shareholders decreased slightly to $8,174,000 for the three months ended September 30, 1999 from $8,280,000 for the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the nine months ended September 30, 1999 increased to $67,957,000 from $67,049,000 for the same period in 1998. The increase in revenues resulted from increased rental income of $2,803,000, increased interest income from REMIC certificates of $867,000 which was somewhat offset by a decrease in interest from mortgage loans and notes receivable of $2,759,000 and a decrease in interest and other income of $3,000

Rental income increased $5,937,000 as a result of property acquisitions. "Same-store" rents increased $648,000 due to the receipt of contingent rents and rental increases as provided for in the lease agreements. Partially offsetting the above increases in rental income were decreases of $3,301,000 related to the contribution of properties to Healthcare in September 1998 and $481,000 resulting from the disposition of properties. Interest on the Assisted Living Concepts, Inc. convertible debentures accounted for the increase in interest and other income. Interest income from mortgage loans and notes receivable decreased due to the sale of mortgage loans in connection with a REMIC securitization that was completed in May 1998 which was somewhat offset by interest income on the unsecured line of credit provided to Healthcare. The decrease in interest income from mortgage loans was partially mitigated by an increase in interest income from REMIC certificates from the retention of certificates originated in the May 1998 securitization.

Total expenses as a percent of total revenues decreased to 45% in 1999 from 48% in 1998. The decrease as a percent of revenues is largely due to a reduction in interest expense resulting from the contribution of leveraged properties to Healthcare on September 30, 1998 and the redemption of subordinated debentures. Depreciation and amortization increased as a result of a larger average investment base in owned properties in 1999 as compared to 1998.

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

Net income available to common shareholders decreased to $26,054,000 for the nine months ended September 30, 1999 from $29,212,000 for the same period in 1998. Excluding the gain on the sale of real estate investments and the unrealized loss on REMIC Certificates in 1998, net income available to common shareholders increased to $26,054,000 for the nine months ended September 30, 1999 from $25,864,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $460,076,000 invested primarily in owned long-term care facilities, mortgage loans of approximately $146,251,000 and subordinated REMIC certificates of approximately $98,248,000 with a weighted average effective yield of 17.4%. At September 30, 1999, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $287,464,000 and 7.22%. The Company's portfolio consists of 266 skilled nursing facilities, 94 assisted living facilities and six schools in 35 states.

During the nine months ended September 30, 1999, the Company had net cash provided by operations of $42,801,000. In addition, the Company obtained a $25,000,000 term loan and had net borrowings of $28,000,000 under its unsecured revolving credit facility. Subsequent to September 30, 1999, the Company obtained mortgage financing of $18,485,000 from a third-party lender. The mortgage loan is secured by 10 assisted living facilities, bears interest at 8.81% and matures in December 2009. Proceeds from the mortgage loan will be used to repay outstanding borrowings under the unsecured revolving credit facility.

During the nine months ended September 30, 1999, the Company invested $6,678,000 in mortgage loans secured by three assisted living facilities ("ALFs") and advanced $1,877,000 for renovation and expansion under a mortgage loan previously provided on an educational facility. In addition, the Company invested $4,657,000 in owned properties by completing the sale/leaseback of eight ALFs that it had previously financed with mortgage loans and acquiring one ALF. The
Company also invested $1,272,000 in the expansion and renovation of existing facilities. During the nine months ended September 30, 1999, the Company purchased $4,195,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures for an aggregate purchase price of $13,097,000. The ALC convertible subordinated debentures have a weighted average effective yield of 19.1%.

During the nine months ended September 30, 1999, the Company repurchased and retired 349,800 shares of common stock for an aggregate purchase price of approximately $4,488,000. On September 30, 1999, $10,000,000 in outstanding principal amount of 8.25% convertible subordinated debentures matured and was repaid. During the nine months ended September 30, 1999, the Company repurchased an aggregate of $17,050,000 face amount of its convertible subordinated debentures on the open market for an aggregate purchase price of $15,780,000.

During the same period, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5,487,000, $3,375,000, $2,453,000, respectively. In addition, the
Company paid quarterly cash dividends on its common stock totaling $21,297,000 which represented the dividend for the first and second quarter of 1999. The cash dividend of $10,679,000 on the common stock for the third quarter of 1999 was paid on October 15, 1999.

As of September 30, 1999, borrowing capacity of $42,000,000 was available under the Company's $170,000,000 unsecured revolving credit facility which matures in October 2000. The revolving credit facility had pricing of LIBOR plus 1.25% at September 30, 1999. After giving effect to borrowing base requirements for outstanding bank borrowings, the Company had $350,829,000 of available unencumbered real estate investments at September 30, 1999. Available unencumbered real estate investments consisted of $211,380,000 in owned properties (before accumulated depreciation), $41,201,000 of mortgage loans (before allowance for doubtful accounts) and $98,248,000 of REMIC certificates.

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

OTHER DEVELOPMENTS

At December 31, 1998, Sun Healthcare Group, Inc. ("Sun") operated 70 facilities representing 19% ($174.3 million) of the Company's gross real estate investment portfolio (adjusted to include mortgage loans to third parties securing the investment in REMIC certificates). During 1999, Sun was replaced as the operator at 18 properties and the property owner repaid mortgage loans on two facilities leased to Sun resulting in a reduction in the Company's total investment in properties operated by Sun. During the third quarter of 1999, the Company further reduced its investment in properties operated by Sun by terminating the lease on two properties and acquiring four properties for the amount of debt that was outstanding. These six properties have, in turn, been leased to LTC Healthcare, Inc. As a result, at September 30, 1999, Sun operated 44 facilities representing 12.7% ($115.5 million) of the Company's gross real estate investment portfolio. Subsequent to September 30, 1999, Sun filed for Chapter 11 bankruptcy protection. As of November 5, 1999, all rent and principal and interest payments due from Sun are current.

At March 31, 1999, the Company had mortgage loans to Retirement Group, L.L.C. ("Retirement Group") secured by three skilled nursing facilities with an aggregate outstanding principal balance of $8.5 million. In addition, the mortgage loans securing the 1998-1 REMIC pool included one mortgage loan to Retirement Group secured by two skilled nursing facilities with an outstanding principal balance of $8.6 million. Retirement Group had leased the properties securing the loans to Sun who, due to a dispute between Sun and Retirement Group, was offsetting the lease payments due to Retirement Group against certain alleged obligations of Retirement Group to Sun. Since Retirement was not receiving the lease payments from Sun they were not making the mortgage payments due to the Company or the 1998-1 REMIC pool. The Company initiated foreclosure proceedings against Retirement Group; however, in May 1999, Retirement Group filed a petition for Chapter 11 bankruptcy and the bankruptcy court placed a temporary stay on the foreclosure proceedings. Subsequently, the Company and Retirement Group entered into a stipulation whereby, upon confirmation of a plan of reorganization by the bankruptcy court, Retirement Group will pay all unpaid post-petition interest and all unpaid pre-petition interest will be paid equally over 12 months beginning in January 2000. The Company anticipates that the plan of reorganization will be confirmed by the bankruptcy court during the fourth quarter of 1999. Concurrent with the stipulation entered into between the Company and Retirement Group, Retirement Group terminated the leases with Sun and the properties are now operated by another long-term care provider. Retirement Group resumed principal and interest payments beginning September 1, 1999.

At June 30, 1999, the Company leased two skilled nursing facilities and one assisted living facility with a total gross book value of $8.2 million to Newcare Health Corp ("Newcare") and had mortgage loans to Newcare secured by three skilled nursing facilities with an aggregate outstanding balance of $11.9 million. On June 22, 1999, Newcare filed for Chapter 11 bankruptcy. On September 30, 1999, in an auction held by the bankruptcy court, the Company purchased the three skilled nursing facilities for the amount of the outstanding mortgage loans which were in turn leased to Healthcare.

The regulatory and reimbursement environments in which nursing home and assisted living companies operate have experienced significant adverse changes in recent months. Given the negative impact of these changes on the financial performance of operators of nursing homes and assisted living facilities, the Company intends to closely review its real estate investment portfolio for possible impairment during the fourth quarter of 1999.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                      ----------------------------  ----------------------------
                                                           1999           1998             1999          1998
                                                      ----------------------------  ----------------------------
Net income available to common stockholders               $   8,174      $   3,537        $  26,054    $  29,212
Real estate depreciation                                      3,256          3,942            9,799        9,423
Real estate depreciation included in equity earnings              -             90                -           90
Gain on sale of real estate investments                           -         (1,738)               -       (9,926)
Unrealized loss on REMIC Certificates                             -          6,481                -        6,578
                                                      ----------------------------  ----------------------------
FFO available to common stockholders                      $  11,430      $  12,312        $  35,853    $  35,377
                                                      ----------------------------  ----------------------------
Basic FFO per share                                       $    0.42      $    0.44        $    1.31    $    1.32
                                                      ----------------------------  ----------------------------
Diluted FFO per share                                     $    0.42      $    0.43        $    1.28    $    1.28
                                                      ============================  ============================

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

EXPOSURE TO THIRD PARTY YEAR 2000 ISSUES. We depend upon the following third parties: our tenants and borrowers for rents and cash flows; our financial institutions for availability of working capital and capital markets financing; and our transfer agent to maintain and track investor information. If our primary tenants or borrowers are not year 2000 compliant, or if they face disruptions in their cash flows due to year 2000 issues, we could face significant temporary disruptions in our cash flows after that date. These disruptions could be compounded if the commercial banks that process our cash receipts and disbursements are not year 2000 compliant. If there are significant disruptions to the capital markets as a result of year 2000 issues, our ability to access the capital markets to fund investments could be impaired.

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

                               SEPTEMBER 30, 1999


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

         27    Financial Data Schedule

               In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LTC PROPERTIES, INC.
                                          Registrant



Dated:  November 15, 1999            By:  /s/ JAMES J. PIECZYNSKI
                                     -------------------------------------
                                     James J. Pieczynski
                                     President and Chief Financial Officer