Form 10-K405
period 1999-12-31
LTC PROPERTIES INC
filed 2000-03-03
CIK 887905

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the Company is approximately $145,150,000 as of February 23, 2000.

                                   26,009,254
     (Number of shares of common stock outstanding as of February 23, 2000)

 Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2000.
================================================================================

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

At December 31, 1999, we had a gross investment portfolio (adjusted to include mortgage loans to third parties underlying our investment in REMIC certificates) of $923,701,000. Our investment portfolio consisted of $611,437,000 in 266 skilled nursing facilities with 30,304 beds, $280,747,000 in 96 assisted living facilities with 4,553 units and $31,517,000 in six schools. The properties in our portfolio are operated by 71 healthcare providers and two education providers in 36 states.

OWNED PROPERTIES. During 1999, we acquired seven skilled nursing facilities with a total of 804 beds, three assisted living residences with a total of 169 units and one rehabilitation hospital with 84 beds for a gross purchase price of $36,453,000 and invested approximately $8,797,000 in the expansion and improvement of existing properties. Mortgage loans with outstanding principal balances totaling $47,554,000 that were secured by 15 long-term care facilities with 1,116 beds/units and one educational facility were converted into owned properties. As of December 31, 1999, our investment in owned properties consisted of 69 skilled nursing facilities with a total of 8,193 beds, 85 assisted living facilities with a total of 3,894 units and six schools in 26 states, representing a net investment of approximately $494,913,000.

Our long-term care facilities are leased to operators pursuant to long-term operating leases that generally have an initial term of 10 to 12 years and provide for increases in the rent based upon specified rent increases, increases in revenues over defined base periods, or increases based on consumer price indices. Each lease is a triple net lease that requires the lessee to pay all taxes, insurance, maintenance and other costs of the facilities.

MORTGAGE LOANS. As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. (See "Investment and Other Policies" in this Section.) We also provide construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. During 1999, we originated mortgage loans of $6,678,000 secured by three assisted living facilities with 106 units and advanced $1,890,000 for renovation and expansion under a mortgage loan previously provided on an educational facility. At December 31, 1999, we had 56 mortgage loans secured by first mortgages on 54 skilled nursing facilities with a total of 5,982 beds and 11 assisted living residences with 659 units located in 23 states.

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

REMIC CERTIFICATES. We complete a securitization by transferring mortgage loans to a newly created Real Estate Mortgage Investment Conduit ("REMIC") which, in turn, issues mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC certificates are sold to third parties and a portion of the REMIC certificates are retained by us. The REMIC certificates we retain are subordinated in right of payment to the REMIC certificates sold to third parties and a portion of the REMIC certificates we retain are interest-only certificates which have no principal amount and entitle us to receive cash flows designated as interest. At December 31, 1999, we had investments in REMIC certificates with a carrying value of $97,605,000 and an estimated fair value of approximately $89,349,000.

FINANCING AND OTHER TRANSACTIONS. During 1999, we obtained a $25,000,000 term loan that bears interest at LIBOR plus 1.25% and matures on October 2, 2000. Five of the skilled nursing facilities acquired during 1999 were acquired subject to the assumption of existing non-recourse mortgage debt of $10,595,000 that bears interest at a weighted average rate of 11.4% and two of the skilled nursing facilities and the rehabilitation hospital were acquired with non-recourse mortgage financing of $6,500,000 from a third-party lender that bears interest at the prime rate of interest. During 1999, we also obtained non-recourse mortgage financing secured by 10 existing assisted living facilities totaling $18,485,000 and bearing interest at 8.81% from a third-party lender.

We have a $170,000,000 Senior Unsecured Revolving Line of Credit that expires on October 3, 2000. As of December 31, 1999 borrowings of $135,000,000 bearing interest at LIBOR plus 1.25% were outstanding under the revolving credit facility.

INVESTMENT AND OTHER POLICIES

OBJECTIVES AND POLICIES. We currently invest primarily in income-producing long-term care facilities. Our investments consist of:

     -    mortgage loans secured by long-term care facilities;

     - fee ownership of long-term care facilities which are leased to operators; or

     - participation in such investments indirectly through investments in partnerships, joint ventures or other entities that themselves make direct investments in such loans or facilities.

In evaluating potential investments, we consider such factors as:

     -    type of property;

     -    the location;

     -    construction quality, condition and design of the property;

     - the property's current and anticipated cash flow and its adequacy to meet operational needs and lease obligations or debt service obligations;

     -    the quality, reputation and solvency of the property's operator;

     -    the payor mix of private, Medicare and Medicaid patients;

     - the growth, tax and regulatory environments of the communities in which the properties are located;

     - the occupancy and demand for similar facilities in the area surrounding the property, and

     - the Medicaid reimbursement policies and plans of the state in which the property is located.

We place primary emphasis on investing in long-term care facilities that have low investment per bed/unit ratios and do not have to rely on the provision of ancillary services to cover debt service or lease obligations. In addition, with respect to skilled nursing facilities, we attempt to invest in facilities that do not have to rely on a high percentage of private pay patients. We seek to invest in facilities that are located in suburban and rural areas of states with improving reimbursement climates. Prior to every investment, we conduct a facility site review to assess the general physical condition of the facility, the potential of additional sub-acute services and the quality of care the operator provides. In addition, we review the environmental reports, state survey and financial statements of the facility before the investment is made. We prefer to invest in a facility that has a significant market presence in its community and where state licensing procedures limit the entry of competing facilities. Historically, the majority of our investments consisted of mortgage loans secured by skilled nursing facilities. Due to our belief that assisted living facilities are an increasingly important sector in the long-term care market, the majority of our investments in recent years has consisted of direct ownership of assisted living facilities. We believe that assisted living facilities represent a lower cost long-term care alternative for senior adults than skilled nursing facilities. We invest primarily in assisted living facilities that attract the moderate-income private pay patients in smaller communities, preferably in states that have adopted Medicaid waiver programs or are in the process of adopting or reviewing their policies and reimbursement program to provide funding for assisted living residences. We believe that locating residences in a state with a favorable regulatory and reimbursement climate should provide a stable source of residents eligible for Medicaid reimbursement to the extent private-pay residents are not available, and should provide alternative sources of income for residents when their private funds are depleted and they become Medicaid eligible.

The terms of our existing revolving credit facility limit our investments in the education and child care industry to $37.5 million and limit our investments outside of health care real estate and the education and child care industry to $20 million. There are no other formal restrictions imposed in our investment in any single type of property or joint venture however, difficult capital market conditions in the health care industry have limited our access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, we reduced our investment activity in 1999 and intend to continue to limit our investment activity in 2000. At December 31, 1999, we had no outstanding commitments to provide mortgage or sale/leaseback financing.

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

PROHIBITED INVESTMENTS AND ACTIVITIES. Our policies, which are subject to change by our Board of Directors without stockholder approval, impose certain prohibitions and restrictions on various of our investment practices or activities including prohibitions against:

     - acquiring any real property unless the consideration paid for such real property is based on the fair market value of the property;

     - investing in any junior mortgage loan unless by appraisal or other method, the directors determine that

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

     - investing in commodities or commodity futures contracts (other than interest rate futures, when used solely for hedging purposes);

     - investing more than 1% of our total assets in contracts for sale of real estate unless such contracts are recordable in the chain of title;

     - holding equity investments in unimproved, non-income producing real property, except such properties as are currently undergoing development or are presently intended to be developed within one year, together with mortgage loans on such property (other than first mortgage development loans), aggregating to more than 10% of our assets.

COMPETITION

In the healthcare industry, we compete for real property investments with healthcare providers, other healthcare related REITS, real estate partnerships, banks, insurance companies and other investors. Many of our competitors are significantly larger and have greater financial resources and lower cost of capital than we have available to us. Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital. Difficult capital market conditions for the health care industry have limited our access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, we reduced our investment activity in 1999 and intend to continue to limit our investment activity in 2000.

The operators of our healthcare properties compete on a local, regional and, in some instances, national basis with other healthcare operators. The ability of our operators to compete successfully for patients at our facilities depends upon several factors, including the quality of care and services provided at the facilities, the operational reputation of the providers, physician referral patterns, physical appearances of the facilities, family preferences, financial condition of the operator and other competitive systems of healthcare delivery within the community, population and demographics.

DIFFICULTIES EXPERIENCED BY MAJOR OPERATORS

The regulatory and reimbursement environments in which nursing homes operate have experienced significant adverse changes in recent months. See "GOVERNMENT FINANCING AND REGULATION OF HEALTH CARE". Given the negative impact of these changes on the financial performance of operators of nursing homes and assisted living facilities, we evaluated our real estate investment portfolio during the fourth quarter of 1999. As a result of our analysis, we recorded a non-cash impairment charge and costs of foreclosure and lease terminations on certain properties in our real estate investment portfolio totaling approximately $14.9 million. See "Item 8. FINANCIAL STATEMENTS- NOTE 5. IMPAIRMENT CHARGE."

SUN HEALTHCARE GROUP, INC. During October 1999, Sun Healthcare Group, Inc. ("Sun") filed for reorganization under Chapter 11 of the Bankruptcy Code. Prior to Sun's filing for bankruptcy protection, we initiated negotiations with Sun that resulted in the restructuring and reduction of our investment in properties operated by Sun. During 1999, Sun was replaced as the operator of 18 properties. In addition, mortgage loans on two facilities leased to Sun were repaid by the borrower. In addition to the above, we further reduced our investment in properties operated by Sun by terminating the lease on two properties, converting a mortgage loan into an owned property, consenting to the acquisition of one property for the amount of the debt that was outstanding by LTC Healthcare and acquiring five properties for the amount of debt that was outstanding. Eight properties have, in turn, been leased to LTC Healthcare, Inc. ("LTC Healthcare"). As a result, at December 31, 1999, Sun operated 41 facilities representing approximately 12% ($111.6 million) of our gross real estate investment portfolio. The facilities operated by Sun at December 31, 1999 consisted of the following:

- approximately $39.4 million invested in long-term care facilities leased directly to Sun;
- approximately $11.9 million of mortgage loans secured by long-term care facilities that are owned and operated by Sun;
- approximately $9.9 million of mortgage loans payable to the REMIC pools underlying our investment in REMIC certificates that are secured by long-term care facilities owned and operated by Sun;
- approximately $3.5 million of mortgage loans secured by long-term care facilities that are owned by independent parties who lease the property to Sun;
- approximately $46.9 million of mortgage loans payable to the REMIC pools underlying our investment in REMIC certificates that are secured by long-term care facilities owned by independent parties who lease the property to Sun.

Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Effective December 1, 1999, two mortgage loans secured by five skilled nursing facilities with aggregate outstanding principal of $9,047,000 and a weighted average interest rate of 11.1% were placed on temporary non-accrual due to non-payment pending the outcome of our current negotiations with Sun.

INTEGRATED HEALTH SERVICES, INC. During February 2000, Integrated Health Services, Inc. ("Integrated Health") filed for reorganization under Chapter 11 of the Bankruptcy Code. At December 31, 1999, Integrated Health operated 16 facilities representing approximately 4.6% ($42.6 million) of our gross real estate investment portfolio. The facilities operated by Integrated Health at December 31, 1999 consisted of the following:

- a mortgage loan of approximately $2.7 million payable to a REMIC pool underlying our investment in REMIC certificates that is secured by a skilled nursing facility that is owned and operated by Integrated Health;
- approximately $15.1 million of mortgage loans secured by skilled nursing facilities that are owned by independent parties who lease the property to Integrated Health;
- approximately $24.8 million of mortgage loans payable to the REMIC pools underlying our investment in REMIC certificates that are secured by skilled nursing facilities owned by independent parties who lease the property to Integrated Health.

Integrated Health is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. All payments due on our investments with Integrated Health are current.

RETIREMENT GROUP, L.L.C. At December 31, 1999, we had three mortgage loans to Retirement Group, L.L.C. ("Retirement Group") secured by three skilled nursing facilities with an aggregate outstanding principal balance of $8.5 million. In addition, the mortgage loans securing the 1998-1 REMIC pool included one mortgage loan to Retirement Group secured by two skilled nursing facilities with an outstanding principal balance of $8.6 million. Retirement Group had leased the properties securing the loans to Sun who, due to a dispute between Sun and Retirement Group, was offsetting the lease payments due to Retirement Group against certain alleged obligations of Retirement Group to Sun. Since Retirement Group was not receiving the lease payments from Sun they were not making the mortgage payments due to us or the 1998-1 REMIC pool. We initiated foreclosure proceedings against Retirement Group; however, in May 1999 Retirement Group filed a petition for reorganization under Chapter 11 of the Bankruptcy Code and the Bankruptcy Court placed a temporary stay on the foreclosure proceedings. Subsequently, we entered into a stipulation with Retirement Group whereby, upon confirmation of a plan of reorganization by the Bankruptcy Court, Retirement Group will pay all unpaid pre-petition and post-petition interest by December 31, 2000. Concurrent with the stipulation we entered into with Retirement Group, Retirement Group terminated the leases with Sun and four of the properties are now operated by other long-term care providers. The remaining facility has been temporarily closed. Retirement Group resumed principal and interest payments beginning September 1, 1999.

SENSITIVE CARE, INC. During January 1999, the state of Texas took control of the operations of five skilled nursing facilities that were leased to Sensitive Care, Inc. ("Sensitive Care"). In response to the actions taken by the state of Texas, on March 1, 1999, we leased the five skilled nursing facilities to another of our Texas-based operators. Prior to licensure for the five facilities, the new operator was operating the properties under trustee supervision and Medicaid payments were placed on hold. During 1999, we provided this operator with a line of credit secured by patient receivables to fund working capital requirements while Medicaid payments were on hold.
Beginning January 1, 2000, LTC Healthcare began operating these five facilities.

NEWCARE HEALTH CORP. On June 22, 1999, Newcare Health Corp. ("Newcare") filed for reorganization under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing we leased two skilled nursing facilities and one assisted living facility to Newcare and had mortgage loans to Newcare secured by three skilled nursing facilities. On September 30, 1999, in an auction held by the Bankruptcy Court, we purchased the three skilled nursing facilities for the amount of the outstanding mortgage loans and the two skilled nursing facilities and one assisted living facility were leased to another operator. On October 1, 1999, the three skilled nursing facilities acquired in the auction were leased to LTC Healthcare. On January 1, 2000 LTC Healthcare began leasing the two skilled nursing facilities that were previously leased to another operator.

Other than Sun, no long-term care provider operated over 10% of our adjusted gross real estate investment portfolio. Sun is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission. Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by Sun, or any of our other operators, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires. See "Exhibit 99 -RISK FACTORS" for a more comprehensive discussion of risks and uncertainties.

LTC HEALTHCARE

During 1998, we acquired 4,002 shares of LTC Healthcare, Inc. ("LTC Healthcare") non-voting common stock for $2,001,000 in cash. We also contributed net assets with a book value of $21,619,000 in exchange for 36,000 additional shares of LTC Healthcare non-voting common stock a note receivable from LTC

Healthcare. On September 30, 1998, the 40,002 shares of LTC Healthcare non-voting common stock held by us were converted into 3,335,882 shares of LTC Healthcare voting common stock. Concurrently, we completed the spin-off of all LTC Healthcare voting common stock through a taxable dividend distribution to the holders of our common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures. We incurred costs of approximately $500,000 in connection with the distribution. Upon completion of the distribution, LTC Healthcare began operating as a separate public company.

As of December 31,1999, 17 of our skilled nursing facilities with a gross carrying value of $36,055,000 were leased to Healthcare. Also, as of December 31, 1999, Healthcare had mortgage loans secured by eight skilled nursing facilities with total outstanding principal of $30,424,000 and a weighted average interest rate of 9.18% payable to REMIC pools originated by us. Two of the skilled nursing facilities securing the mortgage loans payable to the REMIC pools are operated by Healthcare and the remaining six skilled nursing facilities are leased to third party operators. Effective January 1, 2000, Healthcare began operating an additional 13 facilities with a gross carrying value of $40,009,000 owned by us. Leases on 19 of the facilities operated by Healthcare with current annual base rents totaling $4,118,000 will expire in 2000. The terms of these leases will be renegotiated prior to their expiration; however, there can be no assurance that the leases will be renewed or that if renewed, the annual base rents will remain at the current level. Current annual base rents on the remaining 11 facilities leased to LTC Healthcare are approximately $3,979,000. As of December 31, 1999 and 1998, we owned 239,900 and 299,900 shares, respectively, of LTC Healthcare common stock.

EMPLOYEES

We currently employ 21 persons.

GOVERNMENTAL REGULATION

GENERAL. The operators of our healthcare properties derive a substantial portion of their revenue from third party payors, including the Medicare and Medicaid programs. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly and certain disabled persons. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals, and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion which may affect payments made to providers under these programs. The amounts of program payments received by our operators can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries and other payment agents acting on behalf of the programs.

COST BASED REIMBURSEMENT. The Medicare program historically utilized a cost-based retrospective reimbursement system for nursing facilities. These facilities were reimbursed for reasonable direct and indirect allowable costs incurred in providing "routine services" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act of 1997 (the "Balanced Budget Act") discussed below, Medicare is phasing in a prospective payment system ("PPS") for skilled nursing facilities starting with cost reporting periods beginning on or after July 1, 1998.

BALANCED BUDGET ACT - MEDICARE. The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs which affect operators of our healthcare properties. With respect to the Medicare program, the law required the Secretary of the Department of Health and Human Services ("HHS") to establish a PPS system for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. The PPS system is being phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. Subsequent legislation (see discussion below on the Balanced Budget Refinement Act) will increase the per diem rate for certain higher-acuity patients.

All of our operators of skilled nursing facilities that participate in the Medicare program are operating under PPS. PPS has resulted in more intense price competition and lower margins for operators. There can be no assurance that operators will be successful in reducing costs of services below the PPS reimbursement rates, or that the failure of operators to do so will not have a material adverse effect on their liquidity, financial condition and results of operations which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

BALANCED BUDGET REFINEMENT ACT - MEDICARE. The Balanced Budget Refinement Act, enacted November 29, 1999, is a legislative response to mitigate some of the effects of the Balanced Budget Act. With respect to skilled nursing facilities, the law temporarily increases the PPS per diem rates by 20 percent for 15 patient categories (based on acuity). This payment increase is intended to compensate skilled nursing facilities for the provision of care to medically complex patients, pending appropriate refinements to the PPS system. Facilities providing care to patients falling within every non-rehabilitation patient category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three patient categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments will begin on April 1, 2000, and end before the later of (1) October 1, 2000, or (2) the date the Health Care Financing Administration ("HCFA") implements a refined PPS system that better accounts for medically-complex patients. The law also provides for a four percent increase in the federal per diem payment rates for all patient acuity categories in both fiscal years 2001 and 2002. This increase is calculated exclusive of the 20 percent rate increase for the 15 acuity categories subject to direct adjustments. The 20 percent rate increase for medical complexity will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate. The law also provides for a one-time waiver for skilled nursing facilities which elect to immediately transition to the full federal rate (rather than a blend of the federal rate and a facility-specific rate during the three year transition period) on or after December 15, 1999, for cost reporting periods beginning on or after January 1, 2000. In addition to the per diem rate increases for certain patient categories, the Balanced Budget Refinement Act temporarily suspended for years 2000 and 2001 the reimbursement caps on Part B therapy services imposed by the Balanced Budget Act.

BALANCED BUDGET ACT - MEDICAID. The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Among other things, the law repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. It is unclear at this time whether state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on operators. In any event, there can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the operators, and thus, us. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. Effective for Medicaid services provided on or after October 1, 1997, states have considerable flexibility in establishing payment rates. We are not able to predict whether any states' waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to operators. Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on the operators' liquidity, financial condition and results of operations which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

FUTURE LEGISLATIVE CHANGES. We expect Congress to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures. Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program reimbursement to healthcare facilities. We cannot predict at this time whether any additional measures will be adopted or if adopted and implemented, what effect such proposals would have on operators of our healthcare properties. There can be no assurance that payments under state and federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs of patients eligible for reimbursement pursuant to the programs.

Certain states are currently evaluating various proposals to restructure healthcare delivery within their respective jurisdictions. It is uncertain at this time what legislation of this type will ultimately be enacted and implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. We anticipate that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. We are unable to predict the ultimate impact of any future state restructuring of the healthcare delivery system, but such changes could have a material adverse effect on the operators' liquidity, financial condition and results of operations which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

LICENSURE. Our healthcare properties are subject to extensive state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, and services provided within the facilities. The nursing facilities of our operators are subject to regulation and licensing by state and local health and social services agencies and other regulatory authorities. In order to maintain their operating licenses, healthcare facilities must comply with standards concerning medical care, equipment and hygiene. Although regulatory requirements vary from state to state, these requirements generally address among other things: personnel education and training; staffing levels; patient records; facility services; quality of care provided; physical residence specifications; food and housekeeping services; and residents' rights and responsibilities. These facilities are subject to periodic survey and inspection by governmental authorities. Our facilities are also subject to various state and local building codes and other ordinances, including zoning and safety codes.

CERTIFICATE OF NEED. Certificate of Need ("CON") statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds. CONs or other similar approvals may be required in connection with our future acquisitions and/or expansions. There can be no assurance that we or our operators will be able to obtain the CONs or other approvals necessary for any or all such projects.

SURVEY AND CERTIFICATION. Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective

July 1, 1995. These regulations require that surveys focus on resident outcomes. They also state that all deviations from participation requirements will be considered deficiencies, but a facility may have certain minor deficiencies and be in substantial compliance with the regulations. The regulations identify various remedies that may be imposed against facilities and specify the categories of deficiencies for which they will be applied. These remedies include, but are not limited to: civil money penalties of up to $10,000 per day or "per instance"; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with applicable requirements for participation may also result in termination of the provider's Medicare and Medicaid provider agreements. Termination of an operator's Medicare or Medicaid provider agreement could have a material adverse effect on the operator's liquidity, financial condition and results of operations which, in turn, could affect adversely its ability to make rental payments or mortgage payments to us.

President Clinton has announced initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and the creation of a Medicare financial management team made up of 100 "fraud fighters" to be located in the offices of every Medicare contractor nationwide.

REFERRAL RESTRICTIONS AND FRAUD AND ABUSE. The Medicare and Medicaid anti-kickback statute, 42 U.S.C. Section 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. The statute and the so-called safe harbor regulations establish numerous exceptions by defining conduct which is not subject to prosecution or other enforcement remedies. Violation of the anti-kickback statute could result in criminal conviction, as well as civil money penalties and exclusions.

The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services," including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare and Medicaid, for false claims, improper billing and other offenses.

We are unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on operators of our healthcare properties. We endeavor to structure our arrangements with our facilities' operators and others to comply with applicable regulatory requirements, but there can be no assurance that statutory or regulatory changes, or subsequent administrative rulings or interpretations, will not require us to modify or restructure certain arrangements, or that we will not be required to expend significant amounts to maintain compliance.

DRAFT COMPLIANCE PROGRAM. On October 28, 1999, the Office of Inspector General of HHS ("OIG") issued draft guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in health care programs, including Medicare and Medicaid. The draft guidance, COMPLIANCE PROGRAM GUIDANCE FOR NURSING FACILITIES, was published as a notice in the FEDERAL REGISTER. After reviewing and incorporating comments received during a comment period, as appropriate, the OIG will publish a final version of the voluntary compliance guidance in the FEDERAL REGISTER, which is expected in Spring 2000.

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

     (4) which is neither a financial institution; nor, an insurance company subject to certain provisions of the Internal Revenue Code;

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

INCOME TESTS. There presently are two gross income requirements that we must satisfy to qualify as a REIT:

          - First, at least 75% of our gross income (excluding gross income from "prohibited transactions," as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property, including rents from real property, or from certain types of temporary investment income.

          - Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities.

Cancellation of indebtedness income generated by us is not taken into account in applying the 75% and 95% income tests discussed above. A "prohibited transaction" is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business. Any gain realized from a prohibited transaction is subject to a 100% penalty tax.


ASSET TESTS. We, at the close of each quarter of our taxable year, must also satisfy four tests relating to the nature of our assets.

          - First, at least 75% of the value of our total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) public debt offering of our company), cash, cash items and government securities.

          - Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class.

          - Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of any one issuer's outstanding voting securities.

          - Fourth, the recently enacted Tax Relief Extension Act of 1999 ("99 Act"), provides that, subject to certain exceptions, for taxable years commencing after December 31, 2000, we may not own more than 10 percent of the total value of the securities of any corporation. See the 99 Act description contained at page 14.

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

If any partnership or qualified real estate investment trust subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership or qualified real estate investment trust subsidiary) for federal income tax purposes, we would likely fail to satisfy the REIT asset test prohibiting a REIT from owning greater than 10% of the voting power of the stock of any issuer, as described above, and would therefore fail to qualify as a REIT. We believe that each of the partnerships and subsidiaries in which we own an interest will be treated for tax purposes as a partnership or qualified real estate investment trust subsidiary, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

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

          (A) 95% (90% for taxable years beginning after December 31, 2000) of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and our net capital gain); and

          (B) 95% (90% for taxable years beginning after December 31, 2000) of the net income, if any (after tax), from foreclosure property; minus

     (2) the excess of certain items of non-cash income over 5% of our real estate investment trust taxable income.

These annual distributions must be paid in the taxable year to which they relate, or in the following taxable year if they are:

          -    declared before we timely file our tax return for such year;

          - paid on or before the first regular dividend payment date after such declaration; and

          -    elected by us and we specify the dollar amount in our tax return.

Amounts distributed must not be preferential; that is, every stockholder of the class of stock with respect to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class.

To the extent that we do not distribute all of our net long-term capital gain or distribute at least 95% (90% for taxable years beginning after December 31, 2000), but less than 100%, of our "real estate investment trust taxable income," as adjusted, it will be subject to tax on such amounts at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

     (1)  85% of our real estate investment trust ordinary income for such year;

     (2) 95% (90% for taxable years beginning after December 31, 2000) of our real estate investment trust capital gain income for such year; and

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

99 ACT. The 99 Act has made a number of substantial changes to the qualification and tax treatment of REITS. The REIT changes are generally effective for taxable years commencing after December 31, 2000. The following is a brief summary of certain of the significant REIT provisions contained in the 99 Act.

1)   INVESTMENT LIMITATIONS AND TAXABLE REIT SUBSIDIARIES

The 99 Act modifies the REIT asset test by adding a requirement that except for
(I) "Safe Harbor Debt" and (II) the ownership of stock in "taxable REIT subsidiaries", a REIT can not own more than 10 percent of the total value of the securities of any corporation ("10% Rule"). The 10% Rule becomes effective for taxable years commencing after December 31, 2000. "Safe Harbor debt" is non-contingent, non-convertible debt ("straight-debt") which satisfies one of the following three requirements: (a) the straight-debt is issued by an individual, or (b) all of the securities of the issuer owned by the REIT is "straight debt" or (c) the issuer is a partnership in which the REIT owns at least 20 percent of its profits.

For a corporation to qualify as a taxable REIT subsidiary the following requirements must be satisfied.

     (1)  The REIT must own stock in the subsidiary corporation.

     (2) Both the REIT and the subsidiary corporation must join in an election that the subsidiary corporation be treated as a "taxable REIT subsidiary" of the REIT.

     (3) The subsidiary corporation can not directly or indirectly operate or manage a healthcare facility.

     (4) The subsidiary corporation generally cannot provide to any person rights to any brand name under which hotels or healthcare facilities are operated.

A taxable REIT subsidiary can provide a limited amount of services to tenants of REIT property (even if such services were not considered customarily furnished in connection with the rental of real property) and can manage or operate properties, generally for third parties, without causing the rents received by the REIT from such parties not to be treated as rent from real properties. The rule that rents paid to a REIT do not qualify as rental from real property if the REIT owns more than 10 percent of the corporation paying the rent is modified by excepting rents paid by taxable REIT subsidiaries provided that 90 percent of the space is leased to third parties at comparable rents for comparable space.

Interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in Section 163(j) of the Code and therefore the taxable REIT subsidiary cannot deduct interest in any year that would exceed 50 percent of the subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm's length, an excise tax of 100 percent is imposed on the portion that is determined to be excessive. However, rent received by a REIT shall not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is redetermined for purposes of the excise tax.

The Act permits a REIT to own up to 100 percent of the stock of a "taxable REIT subsidiary". However, the value of all of the securities of taxable REIT subsidiaries owned by the REIT can not exceed 20 percent of the value of the REIT's assets.

The 10% Rule generally will not apply to securities owned by a REIT on July 12, 1999 ("Transition Rule"). However, the Transition Rule would cease to apply to securities of a corporation if such corporation after July 12, 1999 engages in a substantial new line of business, or acquires any substantial assets, other than in a reorganization or in a transaction qualifying under Section 1031 or 1033 of the Code.

2) OWNERSHIP OF HEALTHCARE FACILITIES. The 99 Act permits a REIT to own and operate a healthcare facility for at least two years, and treat it as permitted "foreclosure" property, if the facility is acquired by the termination or expiration of a lease of the property.

3) REIT DISTRIBUTION REQUIREMENTS. The 99 Act reduces the requirement that a REIT must distribute at least 95 percent of its income as deductible dividends to 90 percent of its income.

4) RENTS FROM PERSONAL PROPERTY. A REIT may treat rent from personal property as rent from real property so long as the rent from personal property does not exceed 15 percent of the total rent from both real and personal property for the taxable year. This rule is currently determined by comparing the basis of the personal property to the total basis of the real and personal property. The Act provides that this determination will be made by comparing the fair market value of the personal property to the fair market value of the real and personal property.

STATE AND LOCAL TAXATION. We may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or reside. The state and local tax treatment of our company may not conform to the federal income tax consequences discussed above.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this annual report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives of those terms. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of our facilities as it affects the continuing ability of such operators to meet their obligations to us under the terms of our agreements with our borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations affecting real estate investment trusts. Exhibit 99 to this annual report contains a more comprehensive discussion of risks and uncertainties associated with our business.

ITEM 2. PROPERTIES

INVESTMENT PORTFOLIO

At December 31, 1999, our real estate investment portfolio consisted of investments in 266 skilled nursing facilities with 30,304 beds, 96 assisted living facilities with 4,553 units and six schools in 36 states. We had approximately $494,913,000 (before accumulated depreciation of $39,975,000) invested in facilities we own and lease to operators, approximately $132,443,000 invested in mortgage loans (before allowance for doubtful accounts of $1,250,000), and investments in REMIC certificates with a carrying value of approximately $97,605,000.

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

OWNED PROPERTIES. At December 31, 1999, we owned 69 skilled nursing facilities with a total of 8,193 beds, 85 assisted living facilities with a total of 3,894 units and six schools in 26 states, representing a gross investment of approximately $494,913,000. With the exception of certain properties leased to LTC Healthcare under one year or month-to-month leases, the properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 12 years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities.

The following table sets forth certain information regarding our owned properties as of December 31, 1999:

                  No. of   No. of  No. of   No. of Beds                                        Current         Current Annual
    Location       SNFs     ALFs   Schools   /Units(3)    Encumbrances    Lease Term (4)      Investment       Rent Payments
-----------------------------------------------------------------------------------------------------------------------------
Alabama              8       1                      912     $ 14,265,000        59             $ 29,288,000      $ 3,526,000
Arizona              2       3         4            597        7,384,000       115               47,036,000        5,094,000
California           2       2                      346                        124               16,516,000        1,659,000
Colorado                     6                      270        6,949,000       108               18,402,000        1,840,000
Florida             12       5                    1,922        2,381,000        80               69,699,000        7,343,000
Georgia              6                              619        9,050,000        23               11,695,000        1,270,000
Idaho                        4                      148                        114                9,756,000        1,008,000
Illinois             3                              325          975,000        41                8,788,000        1,005,000
Indiana                      2                       78                        126                5,070,000          501,000
Iowa                 7       1                      645        7,977,000        50               14,683,000        1,433,000
Kansas               6       4                      571       10,058,000        74               16,655,000        1,523,000
Minnesota                              1              -                        163                3,814,000          386,000
Nebraska                     4                      156                        114                9,332,000          993,000
New Jersey                   1         1             39                        165               11,111,000        1,183,000
New Mexico                   1                      109                        158                8,432,000          760,000
N. Carolina          1       5                      310                         92               14,411,000        1,582,000
Ohio                         7                      301                        133               23,109,000        2,335,000
Oklahoma                     6                      221        4,766,000        92               12,316,000        1,210,000
Oregon               1       5                      432        4,162,000       113               25,685,000        2,583,000
Pennsylvania                 1                       69                        220                8,327,000          786,000
South Carolina               3                      128                        108                7,610,000          803,000
Tennessee            2                              224                         55                5,550,000          594,000
Texas               14      13                    2,542       29,277,000        81               69,801,000        7,863,000
Virginia             3                              443                         30               10,058,000          337,000
Washington           2       8                      497       10,388,000       158               24,959,000        2,599,000
Wyoming                      3                      183                        158               12,810,000        1,137,000
-----------------------------------------------------------------------------------------------------------------------------
TOTAL               69      85         6         12,087     $107,632,000(1)                    $494,913,000(2)   $51,353,000
=============================================================================================================================

(1) Consists of: i) $90,536,000 of non-recourse mortgages payable by the Company secured by 34 skilled nursing facilities containing a total of 4,069 beds, 10 assisted living facilities with 420 units and one rehabilitation hospital with 84 beds, ii) $7,815,000 of tax-exempt bonds secured by 5 assisted living facilities in Washington with 184 units, iii) $5,119,000 of capital lease obligations on 4 assisted living facilities in Kansas with 134 units, and iv) $4,162,000 of multi-unit housing tax-exempt revenue bonds on one assisted living facility in Oregon with 112 units. As of December 31, 1999, the Company's gross investment in encumbered properties was $154,355,000.
(2) Of the total purchase price, $211,010,000 relates to investments in skilled nursing facilities, $252,386,000 relates to investments in assisted living facilities and $31,517,000 relates to investments in schools.
(3) Number of beds/units applies to skilled nursing facilities and assisted living residences only.
(4) Weighted average remaining months in lease term.

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

MORTGAGE LOANS. At December 31, 1999, we had 56 mortgage loans secured by first mortgages on 54 skilled nursing facilities with a total of 5,982 beds and 11 assisted living residences with 659 units located in 23 states. At December 31, 1999, the mortgage loans had a weighted average interest rate of 11.56%, generally have 25-year amortization schedules, have balloon payments due from 2000 to 2018 and provide for certain facility fees. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table sets forth certain information regarding our mortgage loans as of December 31, 1999:

                                    No. of                  Average                       Current Amount of   Current Annual
                   No. of   No. of   Beds       Interest    Months to   Face Amount of      Mortgage Loans    Debt Service (1)
    Location        SNFs    ALFs    /Units       Rate %     Maturity   Mortgage Loans
------------------------------------------------------------------------------------------------------------------------------
Alabama                1                40           10.13        223     $    500,000       $    490,000       $    58,000
Arizona                2        1      479     10.96-12.00         51       10,650,000         10,342,000         1,269,000
Arkansas               2               274     10.38-10.58        135        3,400,000          3,168,000           406,000
California             6               886      9.90-13.50        134       13,076,000         12,575,000         1,625,000
Colorado               4               318     11.50-12.82         73        7,330,000          7,151,000           909,000
Florida                5        2      758     10.02-12.15         85       19,529,000         18,933,000         2,342,000
Georgia                3        1      355     10.13-11.30         83        8,250,000          8,121,000           974,000
Illinois               1               120            9.71         99        1,950,000          1,921,000           208,000
Iowa                   4        1      472     11.00-12.15        131        9,190,000          6,577,000         1,047,000
Mississippi            1               180           11.32         81        5,464,000          5,407,000           662,000
Missouri               1                90            9.01        221        1,500,000          1,456,000           162,000
Montana                         1       34           11.22        166        2,346,000          2,335,000           273,000
Nebraska                        4      163     10.33-11.22        106       10,911,000         10,829,000         1,241,000
Nevada                 1               100           10.75        127        1,200,000          1,103,000           146,000
N. Carolina            1               101           12.50          7        2,100,000          2,002,000           273,000
Ohio                   1               150           10.49         75        5,200,000          5,031,000           591,000
Oklahoma               1               161           11.28        138        1,300,000          1,226,000           164,000
S. Carolina            5               509           12.30         37       11,250,000         10,895,000         1,426,000
S. Dakota                       1       34           11.00        111        2,346,000          2,339,000           268,000
Tennessee              3               201           11.10         69        4,842,000          4,706,000           579,000
Texas                  7               791     10.38-13.25        134       10,145,000          9,391,000         1,271,000
Washington             4               310     11.50-12.00        132        4,500,000          4,332,000           570,000
Wisconsin              1               115           11.00        206        2,200,000          2,113,000           272,000
------------------------------------------------------------------------------------------------------------------------------
TOTAL                 54       11    6,641                                $139,179,000       $132,443,000(2)    $16,736,000
==============================================================================================================================

(1)  Includes principal and interest payments.
(2) Of the total current principal balance, $104,082,000 and $28,361,000 relates to investments in skilled nursing facilities and assisted living facilities, respectively.

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

REMIC CERTIFICATES. At December 31, 1999, the carrying value of the REMIC certificate investments was $97,605,000 ($98,670,000, at amortized cost). The REMIC certificates we retain are subordinate in rank and right of payment to the REMIC certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The REMIC certificates are collateralized by four pools consisting of 111 first mortgage loans secured by 175 skilled nursing facilities with a total of 20,051 beds in 24 states. Each mortgage loan, all of which we originated, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property. The $361,896,000 current principal amount of mortgage loans represented by the REMIC certificates have a weighted average interest rate of approximately 11.10%, and scheduled maturities ranging from 2000 to 2028.

The following table sets forth certain information regarding the mortgage loans securing the REMIC certificates as of December 31, 1999:

                                                      Original Principal        Current Principal
                         Number of     Number of      Amount of Remaining      Amount of Remaining      Current Annual
       Location          Facilities       Beds          Mortgage Loans          Mortgage Loans (1)       Debt Service
-------------------------------------------------------------------------------------------------------------------------
 Alabama                           9         1,189            $  22,526,000             $  21,614,000       $  2,778,000
 Arizona                           5           955               26,018,000                24,913,000          2,890,000
 California                       23         2,532               48,835,000                38,363,000          5,413,000
 Colorado                          1           177                2,000,000                 1,946,000            237,000
 Connecticut                       2           240                5,576,000                 5,300,000            734,000
 Florida                           7           945               32,310,000                31,026,000          3,743,000
 Georgia                          12         1,318               27,272,000                26,265,000          3,335,000
 Illinois                          4           464                9,226,000                 8,786,000          1,133,000
 Iowa                             11           810               16,731,000                16,604,000          1,904,000
 Kansas                            1            66                1,200,000                 1,160,000            144,000
 Louisiana                         1           127                1,600,000                 1,532,000            200,000
 Michigan                          3           444                6,800,000                 6,466,000            851,000
 Mississippi                       3           400               14,050,000                10,467,000          1,196,000
 Missouri                          6           645               10,989,000                10,576,000          1,327,000
 Montana                           6           547               15,508,000                15,000,000          1,791,000
 Nebraska                          6           573               10,014,000                 9,601,000          1,213,000
 New Mexico                        8           673               20,834,000                19,882,000          2,202,000
 N. Carolina                       1           168                2,950,000                 2,847,000            362,000
 Ohio                              2           150                4,100,000                 3,616,000            484,000
 Oklahoma                          1           112                1,300,000                 1,189,000            170,000
 S. Dakota                         1            50                  585,000                   562,000             66,000
 Tennessee                         6           550               16,827,000                16,423,000          2,044,000
 Texas                            52         6,627               88,491,000                83,349,000         10,497,000
 Washington                        4           289                4,583,000                 4,409,000            552,000
-------------------------------------------------------------------------------------------------------------------------
 TOTAL                           175        20,051            $ 390,325,000             $ 361,896,000       $ 45,266,000
=========================================================================================================================

(1) Included in the balances of the mortgages underlying the REMIC certificates are $65,551,000 of non-recourse mortgages payable by our subsidiaries. We originated these mortgages which were subsequently transferred to the REMIC. The properties and the mortgage debt are reflected in our balance sheet.

The mortgage loans underlying the REMIC certificates generally have 25-year amortization schedules with final maturities due from 2000 to 2028, unless prepaid prior thereto. Contractual principal and interest distributions with respect to the $98,670,000 amortized cost basis of REMIC certificates (excluding unrealized losses on changes in estimated fair value of $1,065,000) we retained are subordinated to distributions of interest and principal with respect to the $279,234,000 of REMIC certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur, contractual principal reductions on the REMIC certificates we retained will commence in August 2003 with final maturity in April

2028. Distributions on any of the REMIC certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC certificates, including the exercise of certain purchase options under existing facility leases or the sale of the mortgaged properties. Each of the mortgage loans securing the REMIC certificates contain similar prepayment and security provisions as our mortgage loans.

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

At December 31, 1999, the REMIC certificates we held had an effective interest rate of approximately 17.35% based on the expected future cash flows with no unscheduled prepayments.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are a party to various claims and lawsuits arising in the ordinary course of business which, in our opinion, are not singularly or in the aggregate material to our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4a. EXECUTIVE OFFICERS

             NAME                 AGE                             POSITION
------------------------------- ------ -------------------------------------------------------
Andre C. Dimitriadis              59     Chairman, Chief Executive Officer and Director
James J. Pieczynski               37     President, Chief Financial Officer, and Director
Christopher T. Ishikawa           36     Senior Vice President and Chief Investment Officer
Julia L. Kopta                    50     Senior Vice President and General Counsel

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

Mr. Pieczynski has served as President and Director since September 1997 and Chief Financial Officer of LTC since May 1994. From May 1994 to September 1997, he also served as Senior Vice President of LTC. He joined LTC in December 1993 as Vice President and Treasurer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from May 1990 to December 1993, where he served as Assistant Controller and Director of Development.

Mr. Ishikawa has served as Senior Vice President and Chief Investment Officer since September 1997. Prior to that, he served as Vice President and Treasurer of LTC since April 1995. Prior to joining LTC, he was employed by MetroBank from December 1991 to March 1995, where he served as First Vice President and Controller. From December 1989 to November 1991, he was employed by Mercantile National Bank where he served as Assistant Treasurer.

Ms. Kopta has served as Senior Vice President and General Counsel since January 1, 2000. Prior to that, she served as Special Counsel to the Chief Executive Officer of Coram Healthcare Corporation from September 1999 through November 1999. From October 1993 to October 1997, she served as Executive Vice President, General Counsel and Corporate Secretary of Transitional Hospital Corporation.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock is listed on the New York Stock Exchange. Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE.

                                               1999                             1998
                                   -------------------------------   ----------------------------
                                       HIGH             LOW             HIGH             LOW
                                   ---------------  --------------   -------------  -------------
      First Quarter                    $17.125        $10.5625        $21.9375        $18.9375
      Second Quarter                    13.9375        10.75           20.3125         18.00
      Third Quarter                     13.3125        10.75           19.00           16.25
      Fourth Quarter                    10.875          7.75           18.00           15.5625

(b) As of December 31, 1999 we had approximately 872 stockholders of record of our common stock.

(c)  We declared total cash distributions as set forth below:

                                 1999             1998
                          -----------------  --------------
First Quarter                         $ .39          $ .365
Second Quarter                          .39             .39
Third Quarter                           .39             .39
Fourth Quarter                          .39             .39
                          -----------------  --------------
                                     $ 1.56          $1.535
                          =================  ==============

       In addition, in connection with our distribution of our investment in LTC Healthcare common stock to our common stockholders, Series C preferred stockholders and convertible debenture holders on September 30, 1998, we declared a stock dividend in the form of LTC Healthcare common stock equal to $0.469 per share.

       We intend to distribute to our stockholders a majority of our funds from operations and, in any event, an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from its real estate investments. All distributions will be made subject to approval of the Board of Directors and will depend on the earnings of LTC, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 95% (90% for years ending after December 31, 2000) of our "REIT taxable income."

ITEM 6. SELECTED FINANCIAL INFORMATION

The following table of selected financial information should be read in conjunction with LTC's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                         1999           1998           1997           1996           1995
                                                   -------------  ------------  -------------  -------------  -------------
      OPERATING INFORMATION:                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      Revenues                                      $  87,662      $  89,391      $  73,434      $  54,930      $  35,569
      Expenses:
         Interest expense                              21,836         22,267         23,795         20,604          9,407
         Depreciation and amortization                 13,483         12,561          9,132          6,298          3,072
         Amortization of founders' stock                    -              -             31            114            221
         Provision for loan losses                          -            600              -              -              -
         Minority interest                              1,018          1,415          1,205            898             57
         Impairment charge                             14,939              -          1,866              -              -
         Operating and other expenses                   5,863          5,084          4,393          4,479          2,772
                                                   -------------  ------------  -------------  -------------  -------------
            Total expenses                             57,139         41,927         40,422         32,393         15,529
                                                   -------------  ------------  -------------  -------------  -------------
      Other income (loss)                               1,304          3,129          2,751          6,173         (1,656)
                                                   -------------  ------------  -------------  -------------  -------------
      Net income                                       31,827         50,593         35,763         28,710         18,384
      Preferred dividends                             (15,087)       (12,896)        (6,075)             -              -
                                                   -------------  ------------  -------------  -------------  -------------
      Net income available to common stockholders   $  16,740      $  37,697      $  29,688      $  28,710      $  18,384
                                                   =============  ============  =============  =============  =============
      PER SHARE INFORMATION:
      Basic net income                              $    0.61      $    1.39      $    1.26      $    1.51      $    1.02
                                                   =============  ============  =============  =============  =============
      Diluted net income                            $    0.61      $    1.39      $    1.25      $    1.44      $    1.01
                                                   =============  ============  =============  =============  =============
      Distributions declared                        $    1.56      $   1.535      $   1.435      $   1.335      $    1.21
                                                   =============  ============  =============  =============  =============
      BALANCE SHEET INFORMATION:
      Real estate investments, net                  $ 683,736      $ 663,996      $ 640,733      $ 488,134      $ 340,441
      Total assets                                    721,811        689,814        656,664        500,538        357,378
      Total debt                                      292,274        229,695        249,724        283,472        174,083
      Total liabilities                               303,300        237,900        259,378        299,207        185,458
      Minority interest                                 9,894         10,514         11,159         10,528          1,098
      Total stockholders' equity                      408,617        441,400        386,127        190,803        170,822

      OTHER INFORMATION:
      Cash flows from operating activities          $  60,785      $  61,885      $  43,230      $  33,789      $  24,197
      Cash flows (used in) investing activities       (48,156)       (51,529)      (150,800)       (90,317)      (111,422)
      Cash flows provided by (used in) financing
           activities                                 (11,477)       (13,827)       109,396         58,242         74,393

      Funds from operations                         $  45,162      $  47,559      $  38,735      $  28,793      $  23,944
      Basic funds from operations per share         $    1.65      $    1.76      $    1.65      $    1.52      $    1.33
      Diluted funds from operations per share       $    1.64      $    1.71      $    1.57      $    1.44      $    1.29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues for the year ended December 31, 1999 were $87,662,000 compared to $89,391,000 for the same period in 1998. The net decrease in revenues resulted from decreases in interest from mortgage loans and notes receivable of $3,524,000 and interest and other income of $1,410,000 which was offset by increases in rental income of $2,552,000 and interest income from REMIC certificates of $653,000.

Rental income increased $7,478,000 as a result of property acquisitions and the conversion of mortgage loans into owned properties. "Same-store" rents decreased $1,144,000 due to the transitional impact of the change in operators for certain skilled nursing facilities. The decrease in rental income due to the change of operators was somewhat mitigated by the receipt of contingent rents and rental increases as provided for in the lease agreements. Also reducing the net increase in rental income were decreases of $3,301,000 related to the contribution of properties to LTC Healthcare in September 1998 and $481,000 resulting from the disposition of properties. Interest income from mortgage loans and notes receivable decreased due to the sale of mortgage loans in connection with a REMIC securitization that was completed in May 1998 and the conversion of mortgage loans into owned properties. The decrease in interest income from mortgage loans and notes receivable was partially offset by interest income on the unsecured line of credit provided to LTC Healthcare. Partially reducing the decrease in interest income from mortgage loans was an increase in interest income from REMIC certificates from the retention of certificates originated in the May 1998 securitization. Interest and other income also decreased due to a reduction in commitment fees.

During 1999, the Company performed a comprehensive evaluation of its real estate investment portfolio. As a result of recent adverse changes in the long-term care industry, the Company identified certain investments in skilled nursing facilities that it determined to be impaired. During the fourth quarter of 1999, the Company recorded an impairment charge of $14,939,000 See "Item 8. FINANCIAL STATEMENTS- NOTE 5. IMPAIRMENT CHARGE." Excluding the impairment charge, total expenses as a percent of total revenues were 48% in 1999 compared to 47% in 1998. Depreciation and amortization increased as a result of a larger average investment base in owned properties in 1999 as compared to 1998. The increase in general and administrative expenses is due to the reorganization of the Company's legal department and the settlement of an employee related dispute.

During the year ended December 31, 1999, the Company repurchased an aggregate of $21,590,000 face amount of its convertible subordinated debentures at a discount on the open market. A gain of $1,304,000 on the repurchase is included in other non-operating income. Other non-operating income for the year ended December 31, 1998 includes a gain of approximately $9,926,000 on the sale of three skilled nursing facilities. Offsetting the increase in other income attributable to the gain on the sale of real estate was a decrease in the estimated fair value of REMIC certificates that resulted in an unrealized loss of $6,797,000.

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

Net income available to common shareholders decreased to $16,740,000 for the year ended December 31, 1999 from $37,697,000 for the same period in 1998. Excluding the impairment charge and the gain on the repurchase of convertible subordinated debentures recorded in 1999 and the gain on the sale of real estate investments and the unrealized loss on REMIC Certificates recorded in 1998, net income available to common shareholders was $30,375,000 for the year ended December 31, 1999 compared to $34,568,000 for the year ended December 31, 1998.

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

During 1997, the Company evaluated three skilled nursing facilities located in Kansas for impairment and as a result recorded a non-cash impairment charge of $1,866,000. See "Item 8. FINANCIAL STATEMENTS- NOTE 5. IMPAIRMENT CHARGE." Excluding the impairment charge, total expenses for the year ended December 31, 1998 decreased to 47% of net revenues compared to 53% in 1997. The decrease was primarily due to a decrease in total interest expense as a result of the conversion of subordinated debentures. Depreciation and amortization increased due the larger investment base of owned properties in 1998 versus 1997. During 1998, a $600,000 provision for loan losses was recorded for two loans that are currently on non-accrual status. The increase in operating and other expenses is due to increased salaries and benefits attributable to an increase in the number of full time employees.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $494,913,000 invested primarily in owned long-term care facilities, mortgage loans of approximately $132,443,000 and subordinated REMIC certificates of approximately $97,605,000 with a weighted average effective yield of 17.35%. At December 31, 1999, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $279,234,000 and 7.21%.

During the year ended December 31, 1999, the Company had net cash provided by operations of $60,785,000. In addition, the Company obtained a $25,000,000 term loan and had net borrowings of $35,000,000 under its unsecured revolving credit facility. During 1999, the Company obtained non-recourse mortgage financing of $18,485,000 from a third-party lender. The mortgage loan is secured by 10 assisted living facilities, bears interest at 8.81% and matures in December 2009. Proceeds from the mortgage loan were used to repay outstanding borrowings under the unsecured revolving credit facility.

During the year ended December 31, 1999, the Company invested $6,678,000 in mortgage loans secured by three assisted living facilities ("ALFs") and advanced $1,890,000 for renovation and expansion under a mortgage loan previously provided on an educational facility. During 1999, the Company acquired seven skilled nursing facilities, three assisted living residences and one rehabilitation hospital for a gross purchase price of $36,453,000 and invested approximately $8,797,000 in the expansion and improvement of existing properties. Mortgage loans with outstanding principal balances totaling $47,554,000 that were secured by 15 long-term care facilities and one educational facility were converted into owned properties. Five of the skilled nursing facilities acquired during 1999 were acquired subject to the assumption of existing non-recourse mortgage debt of $10,595,000 that bears interest at a weighted average rate of 11.4% and two of the skilled nursing facilities and the rehabilitation hospital were acquired with non-recourse mortgage financing of $6,500,000 from a third-party lender that bears interest at the prime rate of interest.

During the year ended December 31, 1999, the Company purchased $4,195,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures for an aggregate purchase price of $13,097,000. The ALC convertible subordinated debentures have a weighted average cash yield of 8.3% and a weighted average effective yield of 19.1%.

During the year ended December 31, 1999, the Company repurchased and retired 649,800 shares of common stock for an aggregate purchase price of approximately $7,039,000. On September 30, 1999, $10,000,000 in outstanding principal amount of 8.25% convertible subordinated debentures matured and was repaid. During the year ended December 31, 1999, the Company repurchased an aggregate of $21,590,000 face amount of its convertible subordinated debentures on the open market for an aggregate purchase price of $19,992,000.

During the same period, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $7,314,000, $4,500,000 and $3,273,000, respectively. In addition, the Company paid quarterly cash dividends on its common stock totaling $42,626,000.

As of December 31, 1999, borrowing capacity of $35,000,000 was available under the Company's $170,000,000 unsecured revolving credit facility which matures in October 2000. The revolving credit facility had pricing of LIBOR plus 1.25% at December 31, 1999. After giving effect to borrowing base requirements for outstanding bank borrowings, the Company had $324,752,000 of available unencumbered real estate investments at December 31, 1999. Available unencumbered real estate investments consisted of $183,316,000 in owned properties (before accumulated depreciation), $43,831,000 of mortgage loans (before allowance for doubtful accounts) and $97,605,000 of REMIC certificates.

The Company expects its future income and ability to make distributions from cash flows from operations to depend on the collectibility of its mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing facilities, assisted living residences and schools owned by or pledged to the Company. The operating results of the facilities will depend on various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, the Company's future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. The Company cannot presently predict what impact these proposals may have, if any. The Company believes that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing facilities, assisted living facilities and schools. In addition, the Company will monitor its borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs and provide funds for distribution to its stockholders. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has reduced its investment activity in 1999 and intends to continue to limit its investment activity in 2000. At December 31, 1999, the Company had $160,000,000 outstanding under unsecured credit agreements that mature in October 2000 and convertible subordinated debentures maturing in 2001 totaling $22,234,000. The Company expects to refinance the borrowings outstanding under its unsecured credit agreements and utilize cash from operations and additional borrowings under the refinanced unsecured credit agreements to repay the convertible subordinated debentures at maturity. If prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing, the interest expense relating to the refinanced indebtedness would increase adversely affecting our financial condition and results of operations.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands, except per share amounts):

                                                                 1999         1998          1997
                                                          ------------   ----------     ---------
    Net income available to common stockholders              $ 16,740     $ 37,697      $ 29,688
    Real estate depreciation                                   13,483       12,561         9,104
    Impairment charge on real estate investments               14,939            -             -
    Real estate depreciation included in equity earnings            -          430             -
    Gain on sale of real estate                                     -       (9,926)            -
    Unrealized (gain) loss on REMIC Certificates                    -        6,797           (57)
                                                          ------------   ----------     ---------
    FFO available to common stockholders                     $ 45,162     $ 47,559      $ 38,735
                                                          ============   ==========     =========

    Diluted FFO available to common stockholders             $ 51,582     $ 55,871      $ 47,533
                                                          ============   ==========     =========

    Basic FFO per share                                      $   1.65     $   1.76      $   1.65
                                                          ============   ==========     =========
    Diluted FFO per share                                    $   1.64     $   1.71      $   1.57
                                                          ============   ==========     =========

    Shares for basic FFO per share                             27,412       27,077        23,511
    Shares for diluted FFO per share                           31,548       32,762        30,281

YEAR 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed the remediation and testing of our systems. As a result of our planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe our systems successfully responded to the Year 2000 date change. We are not aware of any significant adverse effects on our operators computer systems or operations resulting from Year 2000 date change. We will continue to monitor our mission critical computer applications and those of our operators throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this annual report includes statements that are not purely historical and are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical facts contained in this annual report are forward looking statements. These forward looking statements involve a number of risks and uncertainties. All forward looking statements included in this press release are based on information available to us on the date hereof, and we assume no obligation to update such forward looking statements. Although we believe that the assumptions and expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results achieved by us may differ materially from any forward looking statements due to the risks and uncertainties of such statements. Exhibit 99 to this annual report contains a more comprehensive discussion of risks and uncertainties associated with our business.

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

At December 31, 1999, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $132.9 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $6.1 million while a 1% decrease in such rates would increase their estimated fair value by approximately $6.6 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC certificates or fixed rate debt.

Assuming the borrowings outstanding under our revolving line of credit at December 31, 1999 remain constant, a 1% increase in interest rates would increase annual interest expense on our revolving line of credit by approximately $1,600,000. Conversely, a 1% decrease in interest rates would decrease annual interest expense on our revolving line of credit by $1,600,000.

These estimated impact of changes in interest rates discussed above are determined by considering the impact of the hypothetical interest rates on our borrowing costs, interest rate swap agreement, lending rates and current U.S. Treasury rates from which our financial instruments may be priced. We do not believe that future market rate risks related to our financial instruments will be material to our financial position or results of operations. These analyses do not consider the effects of industry specific events, changes in the real estate markets, or other overall economic activities that could increase or decrease the fair value of our financial instruments. If such events or changes were to occur, we would consider taking actions to mitigate and/or reduce any negative exposure to such changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

ITEM 8. FINANCIAL STATEMENTS

                                                                                                        PAGE
Report of Independent Auditors ........................................................................ 34

Consolidated Balance Sheets as of December 31, 1999 and 1998 .......................................... 35

Consolidated Statements of Income and Comprehensive Income for the years ended
   December 31, 1999, 1998 and 1997 ................................................................... 36

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.............................................................. 37

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997.................................................................... 38

Notes to Consolidated Financial Statements ............................................................ 39

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                              /s/ ERNST & YOUNG LLP



Los Angeles, California
January 21, 2000

                              LTC PROPERTIES, INC.

                         CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                              DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ---------------   -----------------
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
     amortization:   1999 - $39,975; 1998 - $26,972                                     $427,235            $366,891
Land                                                                                      27,703              16,796
Mortgage loans receivable held for sale, net of allowance for doubtful accounts:
     1999 - $1,250; 1998 - $1,250                                                        131,193             179,714
REMIC Certificates at estimated fair value                                                97,605             100,595
                                                                                  ---------------   -----------------
      Real estate investments, net                                                       683,736             663,996
Other Assets:
  Cash and cash equivalents                                                                2,655               1,503
  Debt issue costs, net                                                                    1,699               2,040
  Interest receivable                                                                      4,050               3,350
  Prepaid expenses and other assets                                                        9,144               2,397
  Marketable debt securities                                                              14,190                   -
  Note receivable from LTC Healthcare, Inc.                                                6,337              16,528
                                                                                  ---------------   -----------------
                                                                                          38,075              25,818
                                                                                  ---------------   -----------------
    Total assets                                                                        $721,811            $689,814
                                                                                  ===============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures                                                      $24,642             $56,667
Bank borrowings                                                                          160,000             100,000
Mortgage loans payable                                                                    90,536              55,432
Bonds payable and capital lease obligations                                               17,096              17,596
Accrued interest                                                                           2,794               3,135
Accrued expenses and other liabilities                                                     7,247               4,085
Distributions payable                                                                        985                 985
                                                                                  ---------------   -----------------
     Total liabilities                                                                   303,300             237,900

Minority interest                                                                          9,894              10,514

Commitments                                                                                    -                   -
Stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized;
     shares issued and outstanding: 1999 - 7,080,000; 1998 - 7,080,000                   165,500             165,500
Common stock $0.01 par value; 40,000,000 shares authorized; shares issued
     and outstanding: 1999 - 27,035,854; 1998 - 27,660,712                                   270                 277
Capital in excess of par value                                                           304,527             311,113
Cumulative net income                                                                    190,097             158,270
Notes receivable from stockholders                                                       (10,258)            (11,200)
Accumulated comprehensive loss                                                            (1,246)                  -
Cumulative distributions                                                                (240,273)           (182,560)
                                                                                  ----------------  ------------------
    Total stockholders' equity                                                           408,617             441,400
                                                                                  ---------------   -----------------
    Total liabilities and stockholders' equity                                          $721,811            $689,814
                                                                                  ===============   =================

                                                See accompanying notes

                              LTC PROPERTIES, INC.

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    (In thousands, except per share amounts)

                                                                      YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                                1999             1998              1997
                                                        ---------------   --------------   ---------------
    Revenues:
      Rental income                                            $45,086          $42,534           $30,802
      Interest income from mortgage loans and notes
        receivable                                              19,506           23,030            25,942
      Interest income from REMIC Certificates                   17,598           16,945            14,189
      Interest and other revenue                                 5,472            6,882             2,501
                                                        ---------------   --------------   ---------------

              Total revenues                                    87,662           89,391            73,434
                                                        ---------------   --------------   ---------------

    Expenses:
      Interest expense                                          21,836           22,267            23,795
      Depreciation and amortization                             13,483           12,561             9,163
      Provision for loan losses                                      -              600                 -
      Minority interest                                          1,018            1,415             1,205
      Impairment charge                                         14,939                -             1,866
      Operating and other expenses                               5,863            5,084             4,393
                                                        ---------------   --------------   ---------------

              Total expenses                                    57,139           41,927            40,422
                                                        ---------------   --------------   ---------------

      Operating income                                          30,523           47,464            33,012

      Other income, net                                          1,304            3,129             2,751
                                                        ---------------   --------------   ---------------

    Net income                                                  31,827           50,593            35,763

    Preferred dividends                                         15,087           12,896             6,075
                                                        ---------------   --------------   ---------------
    Net income available to common stockholders                $16,740          $37,697           $29,688
                                                        ===============   ==============   ===============

    Net Income Per Common Share:
      Basic net income per common share                          $0.61            $1.39             $1.26
                                                        ===============   ==============   ===============
      Diluted net income per common share                        $0.61            $1.39             $1.25
                                                        ===============   ==============   ===============

    Comprehensive Income:
    Net income available to common stockholders                $16,740          $37,697           $29,688
    Unrealized loss on available-for-sale
         equity securities                                      (1,246)               -                 -
                                                        ---------------   --------------   ---------------
    Total comprehensive income                                 $15,494          $37,697           $29,688
                                                        ===============   ==============   ===============

                                               See accompanying notes

                              LTC PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (In thousands, except per share amounts)


                                         SHARES                                                           NOTES
                                  ----------------------                     CAPITAL IN                 RECEIVABLE
                                   PREFERRED   COMMON    PREFERRED  COMMON   EXCESS OF    CUMULATIVE       FROM       CUMULATIVE
                                    STOCK      STOCK      STOCK      STOCK   PAR VALUE    NET INCOME   STOCKHOLDERS  DISTRIBUTION
                                  ---------------------  ------------------------------------------------------------------------
Balance-December 31, 1996                   -    19,484     $    -   $  195   $ 195,297     $  71,914        $    -    $ (76,603)
                                  ---------------------  ------------------------------------------------------------------------
Amortization of Founders' stock             -         -          -        -          31             -             -            -
Issuance of Series A Preferred
  Stock                                 3,080         -     77,000        -      (3,200)            -             -            -
Issuance of Series B Preferred
  Stock                                 2,000         -     50,000        -      (2,200)            -             -            -
Issuance of common stock                    -     2,000          -       20      35,045             -             -            -
Exercise of stock options                   -       718          -        7       8,205             -        (9,862)           -
Payments on stockholder notes               -         -          -        -           -             -           433            -
Amortization of restricted stock            -        91          -        1       1,639             -             -            -
Conversion of debentures                    -     2,732          -       27      42,915             -             -            -
Net income                                  -         -          -        -           -        35,763             -            -
Preferred stock dividends                   -         -          -        -           -             -             -       (6,075)
Common stock cash distributions
  ($1.435 per share)                        -         -          -        -           -             -             -      (34,425)
                                  ---------------------  ------------------------------------------------------------------------
Balance - December 31, 1997             5,080    25,025    127,000      250     277,732       107,677        (9,429)    (117,103)
                                  ---------------------  ------------------------------------------------------------------------
Issuance of Series C Preferred
  Stock                                 2,000         -     38,500        -        (895)            -             -            -
Exercise of stock options                   -       147          -        2       1,557             -        (2,313)           -
Payments on stockholder notes               -         -          -        -           -             -           542            -
Conversion of debentures                    -     2,283          -       23      34,622             -             -            -
Repurchase of common stock                  -      (200)         -       (2)     (3,343)            -             -            -
Issuance of restricted stock                -       406          -        4          (4)            -             -            -
Amortization of restricted stock            -         -          -        -       1,491             -             -            -
Conversion of partnership units             -         -          -        -         (47)            -             -            -
Net income                                  -         -          -        -           -        50,593             -            -
Preferred stock dividends                   -         -          -        -           -             -             -      (12,896)
Common stock cash distributions
  ($1.535 per share)                        -         -          -        -           -             -             -      (41,837)
Common stock distributions
  ($0.469 per share)                        -         -          -        -           -             -             -      (10,724)
                                  ---------------------  ------------------------------------------------------------------------
Balance - December 31, 1998             7,080    27,661    165,500      277     311,113       158,270       (11,200)    (182,560)
                                  =====================  ========================================================================
Payments on stockholder notes               -         -          -        -           -             -           942            -
Conversion of debentures                    -        25          -        -         430             -             -            -
Repurchase of common stock                  -      (650)         -       (7)     (7,032)            -             -            -
Conversion of partnership units             -         -          -        -          16             -             -            -
Net income                                  -         -          -        -           -        31,827             -            -
Preferred stock dividends                   -         -          -        -           -             -             -      (15,087)
Common stock cash distributions
     ($1.56 per share)                      -         -          -        -           -             -             -      (42,626)
                                  ---------------------  ------------------------------------------------------------------------
Balance - December 31, 1999             7,080    27,036   $165,500   $  270   $ 304,527     $ 190,097    $  (10,258)  $ (240,273)
                                  =====================  ========================================================================


                                    ACCUMULATED
                                   COMPREHENSIVE
                                       LOSS
                                  --------------
Balance at December 31, 1996          $       -
                                  ==============
Balance at December 31, 1997                  -
                                  ==============
Balance at December 31, 1998                  -
                                  ==============
Unrealized loss on
available-for-sale
securities                              (1,246)
                                  --------------
Balance at December 31, 1999          $ (1,246)
                                  ==============

                                                See accompanying notes

                              LTC PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                                 1999                 1998              1997
                                                                           -----------------    ----------------   ---------------
OPERATING ACTIVITIES:
  Net income                                                                       $ 31,827           $  50,593         $  35,763
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    13,483              12,561             9,163
    Unrealized holding (gain)/loss on estimated fair value of REMIC
       Certificates                                                                       -               6,797               (57)
    Gain on sale of real estate investments                                               -              (9,926)           (2,799)
    Gain on disposition of other assets                                                   -                   -            (1,015)
    Gain on repurchase of convertible subordinated debentures                        (1,304)                  -                 -
    Expense related to vesting of restricted stock                                        -               1,491             1,120
    Non-cash impairment charge                                                       14,939                   -             1,866
    Other non-cash charges                                                            1,627               2,220             1,832
  (Increase) decrease in interest receivable                                           (296)                512            (1,204)
  (Increase) in prepaid, other assets and allowance                                    (410)               (122)           (1,249)
  (Decrease) in accrued interest                                                       (341)             (1,118)           (1,562)
  Increase (decrease) in accrued expenses and other liabilities                       1,260              (1,123)            1,372
                                                                           -----------------    ----------------   ---------------
            Net cash provided by operating activities                                60,785              61,885            43,230
INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                (8,568)            (47,452)         (107,487)
  Acquisition of real estate properties, net                                        (34,655)           (142,668)         (114,891)
  Proceeds from sale of real estate properties, net                                       -              16,706            29,004
  Proceeds from sale of REMIC Certificates,  net                                          -             108,613            11,811
  Principal payments on mortgage loans receivable                                     6,729              10,758            24,977
  Investment in debt securities                                                     (13,097)                  -                 -
  Investment in LTC Healthcare, Inc.                                                      -              (2,001)                -
  Advances to LTC Healthcare, Inc.                                                  (13,336)            (12,800)                -
  Repayment of advances to LTC Healthcare, Inc.                                      23,527              17,668                 -
  Return of investment in unconsolidated affiliates                                       -                   -             5,000
  Proceeds from sale of investments, net                                                  -                   -             1,015
  Other                                                                              (8,756)               (353)             (229)
                                                                           -----------------    ----------------   ---------------
            Net cash used in investing activities                                   (48,156)            (51,529)         (150,800)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                             -                   -            35,065
  Proceeds from issuance of preferred stock, net                                          -              37,605           121,600
  Debt issue costs                                                                   (1,129)                  -            (1,877)
  Distributions paid                                                                (57,713)            (54,520)          (46,407)
  Bank borrowings                                                                   147,500             276,000           445,032
  Repayment of bank borrowings                                                      (87,500)           (263,500)         (436,932)
  Mortgage loan borrowings                                                           24,985                   -                 -
  Principal payments on mortgage loans, notes payable and capital leases               (976)             (5,077)           (5,869)
  Redemption of convertible subordinated debentures                                 (29,992)                  -                 -
  Repurchase of common stock                                                         (7,039)             (3,345)                -
  Other                                                                                 387                (990)           (1,216)
                                                                           -----------------    ----------------   ---------------
            Net cash provided by (used in) financing activities                     (11,477)            (13,827)          109,396
                                                                           -----------------    ----------------   ---------------
         Increase (decrease) in cash and cash equivalents                             1,152              (3,471)            1,826
Cash and cash equivalents, beginning of year                                          1,503               4,974             3,148
                                                                           -----------------    ----------------   ---------------
Cash and cash equivalents, end of year                                             $  2,655           $   1,503         $   4,974
                                                                           =================    ================   ===============
Supplemental disclosure of cash flow information:
        Interest paid                                                              $ 21,011           $  22,478         $  23,985

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

SECURITIZATION TRANSACTIONS. The Company is a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a Real Estate Mortgage Investment Conduit ("REMIC"), a qualifying special-purpose entity, when a securitization provides the Company with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to the Company's current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.

A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (the "REMIC Corp.") is formed and selected mortgage loans are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (the "REMIC Trust") in exchange for commercial mortgage pass-through certificates (the "REMIC Certificates") which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). The REMIC Certificates include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior and residual REMIC Certificates (which historically have represented between 66% and 81% of the total REMIC Certificates) are then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates are retained by the REMIC Corp. as consideration for the initial

                              LTC PROPERTIES, INC.

transfer of the mortgage loans to the REMIC Trust. Neither the Company nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

Statement of Financial Accounting Standards ("SFAS") No. 125 provides specific criteria for determining whether a transfer of assets is a sale or a secured borrowing. To qualify as a sale, the following conditions must be met: 1) the transferred assets must be isolated from the transferor, 2) the transferee obtains the right free of any conditional constraints to pledge or exchange the assets, or is a qualifying special purpose entity of which the holders of the beneficial interests have the right free of any conditional constraints to pledge or exchange those interests, and 3) the transferor does not maintain effective control over the transferred assets. Management believes the structure of its securitization transactions meets the sales accounting standards established by SFAS No. 125. To the extent that recent or future interpretations of SFAS No. 125 would require modification to the structure of the securitization transactions, the Company would make the necessary modifications to allow future securitizations to be accounted for as sales.

Transfers of mortgage loans to a REMIC are accounted for as a sale and any gain or loss is recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by the Company are recorded at their fair value at the date of the transaction. The Company has no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of the Company for financial reporting purposes.

DESCRIPTION OF THE REMIC CERTIFICATES. REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only
("I/O"). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by the Company are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates ("pass-through rates"). The I/O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by the Company would in general bear the first risk of loss.

On January 1, 1999, the Company adopted SFAS No. 134 "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE". Upon adoption of SFAS No. 134, the Company, based on its ability and intent to hold its investments in REMIC Certificates, transferred its I/O REMIC Certificates and certificates with an investment rating of "BB" or higher from the trading category to the available-for-sale category and its certificates with an investment rating of "B" or lower to the held-to-maturity category. The transfer was recorded at fair value on the date of the transfer.

                              LTC PROPERTIES, INC.

MORTGAGE LOANS RECEIVABLE. Historically, the Company has sold its mortgage loans solely in connection with its REMIC securitizations and does not anticipate selling any mortgage loans other than in the course of completing future securitizations. Since certain mortgage loans may be securitized in the future, direct investments in mortgage loans are classified as held for sale and carried at the lower of cost or market. If the mortgage loans aggregate cost basis exceeds their aggregate market value, a valuation allowance is established and the resulting amount is included in the determination of net income. Changes in the valuation allowance are included in current period earnings. In determining the estimated market value for mortgage loans, the Company considers estimated prices and yields, based in part on a spread over the applicable U.S. Treasury Note Rate, sought by qualified institutional buyers of the REMIC Certificates originated in the Company's securitizations.

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

REVENUE RECOGNITION. Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. Base rent under operating leases are accrued as earned over the terms of the leases. Contingent rental income, equal to a percentage of increased revenue over defined base period revenue of the long-term care facility operations, is recognized when the stated conditions upon which contingent rent is based occur.

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

                              LTC PROPERTIES, INC.

For Federal tax purposes, depreciation is generally calculated at a rate of 3.6% based on the assets' tax basis (which approximates cost) using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statement purposes due to the treatment of certain interest income and expense items and depreciable lives and basis of assets under the Internal Revenue Code.

CONCENTRATIONS OF CREDIT RISKS. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable, operating leases on owned properties and interest rate swaps. The Company's financial instruments, principally REMIC Certificates, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. The Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management's periodic review of its portfolio.

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

Certain of the REMIC Certificates retained by the Company have designated certificate principal balances and a stated certificate interest "pass-through" rate. These REMIC Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. The Company also retains the I/O REMIC Certificates. In addition to the risk from credit losses, the I/O REMIC Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O REMIC Certificates, thus, reducing their effective yield. The I/O REMIC Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk.

NET INCOME PER SHARE. Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

                              LTC PROPERTIES, INC.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure requirements of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" but continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS. In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". In June 1999, the FASB issued SFAS No. 137 "DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT 133" which defers the effective date for SFAS No. 133 to all quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded at fair value and establishes unique accounting for fair value hedges. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's financial position or results of operations.

3.   MAJOR OPERATORS

In October 1999, Sun Healthcare Group, Inc. ("Sun") filed for reorganization under Chapter 11 of the Bankruptcy Code. Prior to Sun's filing for bankruptcy protection, the Company initiated negotiations with Sun that resulted in the restructuring and reduction of its investment in properties operated by Sun. During 1999, Sun was replaced as the operator of 18 properties. In addition, mortgage loans on two facilities leased to Sun were repaid by the borrower. The Company further reduced its investment in properties operated by Sun by terminating the lease on two properties, converting a mortgage loan to an owned property consenting to the acquisition of one property for the amount of the debt that was outstanding by LTC Healthcare and acquiring five properties for the amount of debt that was outstanding. Eight properties have, in turn, been leased to LTC Healthcare, Inc. As a result, at December 31, 1999, Sun operated 41 facilities representing approximately 12% ($111.6 million) of the Company's gross real estate investment portfolio. The facilities operated by Sun at December 31, 1999 consisted of approximately $61.2 million of direct investments to Sun and approximately $50.4 million of investments in facilities owned by independent parties that lease the property to Sun or contract with Sun to manage the property. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

Other than Sun, no long-term care provider operated over 10% of the Company's adjusted gross real estate investment portfolio. Sun is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission. The Company's financial position and its ability to make distributions may be adversely affected by financial difficulties experienced by Sun, or any of its other major operators, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or the Company's borrowers when it expires.

                              LTC PROPERTIES, INC.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    1999           1998          1997
                                                                             ---------------- ------------- --------------
      Non-cash investing and financing transactions:
        Exchange of mortgage loans for REMIC Certificates                           $      -     $ 129,300       $      -
        Exchange of previously issued REMIC Certificates for
          REMIC Certificates                                                               -        20,700
        Conversion of debentures into common stock                                       435        35,046         44,005
        Assumption of mortgage loans payable relating
          acquisitions of real estate properties                                      10,595        11,224          3,026
        Distribution of investment in LTC Healthcare, Inc.                                 -        10,724              -
        Note payable for investment in unconsolidated affiliate                            -             -          5,000
        Notes receivable related to exercise of stock options                              -         2,313          9,862
        Conversion of mortgage loans into owned properties                            47,554         7,301          9,348
        Minority interest                                                                  -         3,432            647

5.   IMPAIRMENT CHARGE

During 1999, the Company performed a comprehensive evaluation of its real estate investment portfolio. The long-term care industry has experienced significant adverse changes which have resulted in continued operating losses by certain of the Company's operators and in some instances the filing of bankruptcy protection. As a result of the adverse changes in the long-term care industry, the Company identified certain investments in skilled nursing facilities that it determined to be impaired. These assets were determined to be impaired since the expected future cash flows to be received from these investments are not expected to recover the carrying values of the investments. During the fourth quarter of 1999, the Company recorded an impairment charge of $14,939,000. The impairment charge included the write down of the carrying value to the estimated fair value of owned skilled nursing facilities of $7,428,000, mortgage loans secured by skilled nursing facilities of $2,806,000, notes receivable of $3,329,000 and other assets and the cost of foreclosure and lease terminations of approximately $1,376,000. The fair values were based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

During 1998, the Company performed a comprehensive evaluation of its real estate investment portfolio. Based on this review, no assets were deemed to be impaired. During 1997, the Company evaluated three skilled nursing facilities located in Kansas for impairment and as a result recorded a non-cash impairment charge of $1,866,000. Impairment was due to adverse changes in local market conditions resulting in current operating losses, anticipated future losses and inadequate cash flows. The impairment charge was determined based on undiscounted cash flows of each facility.

6.   REAL ESTATE INVESTMENTS

MORTGAGE LOANS. During 1999, the Company originated mortgage loans of $6,678,000 secured by three assisted living facilities with 106 beds and advanced $1,890,000 for renovation and expansion under a mortgage loan previously provided on an educational facility. Mortgage loans with outstanding principal balances totaling $47,554,000 that were secured by 15 long-term care facilities with 1,116 beds/units and one educational facility were converted into owned properties. Prepayments totaling $5,178,000 on two mortgage loans originally scheduled to mature in 2000 and 2006 and scheduled principal payments of $1,551,000 were received.

                              LTC PROPERTIES, INC.

At December 31, 1999, the Company had 56 mortgage loans secured by first mortgages on 54 skilled nursing facilities with a total of 5,982 beds, 11 assisted living residences with 659 units located in 23 states. At December 31, 1999, the mortgage loans had a interest rates ranging from 9.0% to 13.5% and maturities ranging from 2000 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 1999 and 1998, the fair value of mortgage loans was approximately $132,912,000 and $181,666,000, respectively. Scheduled principal payments on mortgage loans are $4,508,000, $7,964,000, $1,794,000, $14,322,000,
$9,717,000 and $94,138,000 in 2000, 2001, 2002, 2003, 2004 and thereafter.

OWNED PROPERTIES AND LEASE COMMITMENTS. During 1999, in addition to the $47,554,000 of mortgage loans that converted into owned properties, the Company acquired seven skilled nursing facilities with a total of 804 beds, three assisted living residences with a total of 169 units and one rehabilitation hospital with 84 beds for a gross purchase price of $36,453,000 and invested approximately $8,797,000 in the expansion and improvement of existing properties.

With the exception of certain properties leased to LTC Healthare, Inc. under month-to-month or one year leases, owned facilities are leased pursuant to non-cancelable operating leases generally with an initial term of ten to twelve years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities. The leases provide for fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price indices over the term of the lease. Certain of the leases provide for additional rent through revenue participation (as defined in the lease agreements) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 1999, 1998 and 1997 was not significant in relation to contractual base rent income.

Depreciation expense on buildings and improvements, including facilities owned under capital leases, was $13,237,000, $11,959,000 and $9,041,000 for the years ended December 31, 1999, 1998 and 1997.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $44,751,000, $41,522,000, $41,452,000, $41,376,000,
$37,823,000 and $187,745,000 for the years ending December 31, 2000, 2001, 2002,
2003, 2004 and thereafter.

REMIC TRANSACTIONS. In May 1998, the Company completed a securitization of approximately $129,300,000 of mortgage loans with a weighted average interest rate of 10.2% and $26,400,000 face amount ($20,700,000 carrying value) of subordinated certificates, retained from a securitization completed in 1993, with an interest rate of 9.78% on the face value (15.16% on the amortized cost) (the "1998-1 Pool"). In the securitization, the Company sold approximately $121,400,000 face amount of senior certificates at a weighted average pass-through rate of 6.3% and retained $34,300,000 face amount of subordinated certificates along with the I/O REMIC Certificates. The subordinated and I/O REMIC Certificates retained by the Company had an aggregate fair value of approximately $41,400,000 at the time of the securitization and a weighted average effective yield of 18.9%. Included in the 1998-1 Pool were 40 mortgage loans, including mortgage loans of approximately $25,741,000 with a weighted average interest rate of approximately 8.7% provided to wholly owned subsidiaries and limited partnerships of the Company. Net proceeds of approximately

                              LTC PROPERTIES, INC.

$108,613,000 from the above securitization were used to repay borrowings outstanding under the Company's line of credit.

REMIC CERTIFICATES. The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the carrying value of the subordinated certificates (held by the Company) as of December 31, 1999 and 1998 were as follows:

                                     1999                                            1998
                    ------------------------------------------    --------------------------------------------
                                                Subordinated                                   Subordinated
                      Senior Certificates       Certificates       Senior Certificates         Certificates
                    ----------------------    ----------------    ---------------------       ----------------
                     Principal       Rate      Carrying Value       Principal       Rate      Carrying Value
                    -------------   ------    ----------------    -------------    ------     ----------------
1993-1 Pool          $ 77,289,000     8.4%        $ 5,191,000      $ 78,570,000     8.3%         $ 6,351,000
1994-1 Pool            28,299,000     9.4%         37,810,000        37,495,000     9.2%          38,896,000
1996-1 Pool            82,916,000     7.5%         15,510,000        89,156,000     7.4%          16,088,000
1998-1 Pool           117,112,000     6.3%         39,094,000       120,394,000     6.3%          39,260,000
                                              ----------------                                ----------------
                                                 $ 97,605,000                                   $100,595,000
                                              ================                                ================

Included in the total assets securing the 1998-1 Pool is a senior certificate from the 1993-1 Pool with principal of $26,382,000 and an interest rate of 9.78%. In June 1997, the Company sold $11,811,000 face amount of subordinated certificates from the 1996-1 Pool and recognized a gain of $1,231,000 which is recorded in other income, net in the accompanying income statement.

At December 31, 1999 and 1998, the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 17.35% and 17.8%, respectively. Income on the subordinated certificates was as follows for the years ended December 31, 1999, 1998 and 1997:

                                          1999                    1998                   1997
                                    -----------------       -----------------       ----------------
1993-1 Pool                            $  1,504,000          $  2,656,000           $  4,992,000
1994-1 Pool                               4,943,000             4,898,000              4,650,000
1996-1 Pool                               3,447,000             3,908,000              4,547,000
1998-1 Pool                               7,704,000             5,483,000                      -
                                    -----------------       -----------------       ----------------
                                       $ 17,598,000          $ 16,945,000           $ 14,189,000
                                    =================       =================       ================

As sub-servicer for all of the above REMIC pools, the Company is responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates and will act as the special servicer to restructure any mortgage loans that default.

As of December 31, 1999, available-for-sale certificates were recorded at their fair value of approximately $45,651,000. Unrealized holding losses on available-for-sale certificates of $1,065,000 were included in comprehensive income for the year ended December 31, 1999. At December 31, 1999 held-to-maturity certificates had a book value of $51,954,000 and a fair value of $43,698,000. Prior to the adoption of SFAS No. 134, the Company classified its investment in REMIC Certificates as trading securities and recorded unrealized holding gains and losses as a component of other income, net in the accompanying income statement. For the year ended December 31, 1998, the Company recorded an unrealized holding loss of $6,797,000 and for the year ended December 31, 1997 the Company recorded an unrealized holding gain of $57,000.

                              LTC PROPERTIES, INC.

7.   LTC HEALTHCARE, INC.

During 1998, the Company acquired 4,002 shares of LTC Healthcare, Inc. ("Healthcare") non-voting common stock for $2,001,000 in cash. The Company also contributed net assets with a book value of $21,619,000 in exchange for 36,000 additional shares of Healthcare non-voting common stock and a note receivable from Healthcare. On September 30, 1998, the 40,002 shares of Healthcare non-voting common stock held by the Company were converted into 3,335,882 shares of Healthcare voting common stock. Concurrently, the Company completed the spin-off of all Healthcare voting common stock through a taxable dividend distribution to the holders of Company common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures. The Company incurred costs of approximately $500,000 in connection with the distribution. For book purposes, no gain was recognized on the distribution of Healthcare common stock which had a net book value of approximately $10,724,000. The distribution was a taxable dividend distribution and accordingly, for tax purposes, the net assets were transferred at their net fair market value of approximately $15,650,000 ($4.69 per share of Healthcare common stock - unaudited) which resulted in a taxable gain to the Company of approximately $4,900,000 (unaudited). Upon completion of the distribution, Healthcare began operating as a separate public company.

In addition, the Company provided Healthcare with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31,1999 and 1998 $6,337,000 and $16,528,000, respectively, was outstanding under the line of credit. During 1999 and 1998, the Company recorded interest income related to the unsecured line of credit of $1,514,000 and $711,000, respectively. During 1999 and 1998, Healthcare reimbursed the Company $740,000 and $350,000, respectively for administrative and management advisory services as provided for under the administrative services agreement. During 1999, the Company acquired 100% of the stock of a company that owns two assisted living facilities leased to a third-party operator from LTC Healthcare for a total purchase price of $16,050,000. LTC Healthcare used the proceeds to repay borrowings under the unsecured line of credit.

As of December 31,1999, 17 skilled nursing facilities with a gross carrying value of $36,055,000 were leased to Healthcare. Also, as of December 31, 1999, Healthcare had mortgage loans secured by eight skilled nursing facilities with total outstanding principal of $30,424,000 and a weighted average interest rate of 9.18% payable to the Company's REMIC pools. During 1999, the Company recorded rental income of approximately $779,000 on properties leased to Healthcare. Two of the skilled nursing facilities securing the mortgage loans payable to the Company's REMIC pools are operated by Healthcare and the remaining six skilled nursing facilities are leased to third party operators. Effective January 1, 2000, Healthcare will begin operating an additional 13 facilities with a gross carrying value of $40,009,000 that are owned by the Company. Leases on 19 of the facilities operated by Healthcare will expire in 2000 and the remaining 11 lease expirations range from 2004 to 2013. The terms of these leases will be renegotiated prior to their expiration; however, there can be no assurance that the leases will be renewed or that if renewed, the annual base rents will remain at the current level.

As of December 31, 1999 and 1998, the Company owned 239,900 and 299,900 shares, respectively, of Healthcare common stock. At December 31 1999, the Company's investment in Healthcare common stock is recorded at its fair value of $480,000 and $787,000, respectively, in the accompanying balance sheet. An unrealized holding loss of $181,000 is included in comprehensive income for the year ended December 31, 1999.

                              LTC PROPERTIES, INC.

8.   OTHER ASSETS

During 1999, the Company acquired $4,195,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures due May 2003 and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 for an aggregate purchase price of $13,097,000. As of December 31, 1999, our investment in ALC convertible debentures had a weighted average cash yield of 8.3% and a weighted average effective yield of 19.1%. The Company accounts for its investment in ALC convertible subordinated debentures at amortized cost as held-to-maturity securities. At December 31, 1999, the Company's investment in ALC convertible subordinated debentures had an amortized cost of $14,190,000 and a fair value of $12,207,000.

During 1999, the Company provided one of its operators with a line of credit secured by patient accounts receivable to fund working capital requirements. The line of credit bears interest at the prime rate of interest plus 2% and matures in February 2004. The Company performed a comprehensive evaluation of the accounts receivable securing the line of credit and determined that approximately $3,329,000 of the amounts advanced were not recoverable. See Note. 5- Impairment Charge. At December 31, 1999, advances of $4,954,000 were estimated to be recoverable.

During 1997, the Company acquired non-voting common stock of Home and Community Care, Inc. ("HCI"), an owner, operator and developer of assisted living residences, for $5,000,000. Subsequently, the Company received a distribution of $5,000,000 representing a return of investment and ALC acquired all of the outstanding common stock of HCI for which the Company received gross proceeds of $2,000,000. During 1997, a net gain of $1,015,000 was recorded on the sale and is included in other income, net. During 1999 and 1998, the Company received additional payments of $623,000 and $698,000, respectively for units under development by HCI at the date of the acquisition.

9.   DEBT OBLIGATIONS

BANK BORROWINGS. As of December 31, 1999 and 1998, $135,000,000 and $100,000,000, respectively, was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. The Revolving Credit Facility pricing varies between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. During the year ended December 31, 1999, pricing under the Revolving Credit Facility was LIBOR plus 1.25%. The Revolving Credit Facility contains financial covenants including, but not limited to, maximum leverage ratios, minimum debt service coverage ratios, cash flow coverage ratios and minimum consolidated tangible net worth. During 1999, the Company obtained a $25,000,000 term loan that bears interest at LIBOR plus 1.25% and matures October 2, 2000.

On November 2, 1998, the Company entered into an interest rate swap agreement whereby the Company effectively fixed the interest rate on LIBOR based variable rate debt. Under this agreement, which expires in November 2000, the Company was credited interest at three month LIBOR and paid interest at a fixed rate of 4.74% on a notional amount of $50,000,000. The differential paid or received on the interest rate swap was recognized as an adjustment to interest expense. During 1999, the Company received $657,000 upon early termination of the interest rate swap which is being amortized over the term of the original swap agreement.

                              LTC PROPERTIES, INC.

CONVERTIBLE SUBORDINATED DEBENTURES.


                                    Conversion       Outstanding Principal at
                                     Price per               December 31,
  Interest                                          -----------------------------
    Rate        Maturity               Share             1999            1998
------------- --------------       ------------     ------------     ------------
   8.50%      January 2001            $15.50         $11,849,000      $22,969,000
   8.25%      September 1999          $15.50                   -       10,000,000
   7.75%      January 2002            $16.50           2,408,000        4,518,000
   8.25%      July 2001               $17.25          10,385,000       19,180,000
                                                     -----------      -----------
                                                     $24,642,000      $56,667,000
                                                     ===========      ===========


On September 30, 1999, $10,000,000 outstanding principal amount of 8.25% Convertible Subordinated Debentures matured and were repaid. During 1999, the Company repurchased an aggregate of $21,590,000 face amount of its convertible debentures on the open market for an aggregate purchase price of $19,992,000. A gain of $1,304,000 on the repurchase of convertible debentures is included in other income, net in the accompanying income statement. During 1998, the Company redeemed the outstanding $90,000 principal amount of its 8.5% Convertible Subordinated Debentures due 2000 and $20,000 principal amount of its 9.75% Convertible Subordinated Debentures due 2004. The 8.5% debentures due 2001 and the 8.25% debentures due 2001 are not redeemable by the Company. The 7.75% debentures are not redeemable by the Company prior to January 1, 2001.

As of December 31, 1999, the convertible subordinated debentures outstanding were convertible into 1,512,420 shares of common stock. Based on quoted market prices the fair value of the debentures approximated $21,907,000 and $58,388,000 at December 31, 1999 and 1998, respectively.

MORTGAGE LOANS PAYABLE. During 1999, the Company acquired five skilled nursing facilities that were subject to non-recourse mortgage loans of approximately $10,595,000. These mortgage loans have a current weighted average interest rate of 11.4%, have maturities ranging from November 2003 to January 2005 and are payable to the 1994-1 and 1996-1 REMIC pools. Two skilled nursing facilities and the rehabilitation hospital acquired in 1999 were acquired with non-recourse mortgage financing of $6,500,000 provided by a third-party lender that bears interest at the prime rate of interest and matures in December 2002. During 1999, the Company obtained non-recourse mortgage financing of $18,485,000 from a third-party lender. The mortgage loan is secured by 10 assisted living facilities, bears interest at 8.81% and matures in December 2009. Proceeds from the mortgage loan were used to repay outstanding borrowings under the Revolving Credit Facility.

Mortgage loans and weighted average interest rates for loans payable to REMIC's formed by the Company were:

                                     December 31, 1999     Rate          December 31, 1998       Rate
                                     -----------------    ------         -----------------      ------
1993-1 Pool                              $ 22,107,000     12.0%              $ 22,283,000        12.0%
1994-1 Pool                                 6,042,000     11.5                  2,992,000        11.4
1996-1 Pool                                23,672,000     10.3                 16,312,000         9.8
1998-1 Pool                                13,730,000      9.3                 13,845,000         9.3
                                         ------------                        ------------
                                         $ 65,551,000                        $ 55,432,000
                                         ============                        ============

As of December 31, 1999 and 1998, the aggregate carrying value of real estate properties securing the Company's mortgage loans payable was $128,636,000 and $84,676,000, respectively.

                              LTC PROPERTIES, INC.

BONDS PAYABLE AND CAPITAL LEASES. At December 31, 1999 and 1998, the Company had outstanding principal of $7,815,000 and $8,065,000, respectively on multifamily tax-exempt revenue bonds. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 1999, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 6.0%. At December 31, 1999 and 1998, the Company had outstanding principal of $4,162,000 and $4,191,000, respectively on a multi-unit housing tax-exempt revenue bond that bears interest at 10.9% and matures in 2025.

At December 31, 1999 and 1998, the Company had outstanding principal of $5,119,000 and $5,340,000, respectively, under capital lease obligations. The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.6% and mature at various dates through 2013.

As of December 31, 1999 and 1998, the aggregate carrying value of real estate properties securing the Company's bonds payable and capital leases was $25,719,000.

SCHEDULED PRINCIPAL PAYMENTS. Total scheduled principal payments for the mortgage loans payable, bonds payable and capital lease obligations as of December 31, 1999 were $1,637,000, $1,506,000, $9,385,000, $17,163,000,
$5,254,000 and $72,687,000 in 2000, 2001, 2002, 2003, 2004 and thereafter.

10.  STOCKHOLDERS' EQUITY

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

REPURCHASE OF COMMON STOCK. During 1999 and 1998 the Company repurchased and retired 649,800 and 200,000 shares of common stock, respectively, for an aggregate purchase price of $7,039,000 and $3,345,000, respectively. Subsequent to December 31, 1999, the Company repurchased and retired an additional 996,600 (unaudited) shares of common stock for an aggregate purchase price of $7,917,000 (unaudited).

STOCK BASED COMPENSATION PLANS. During 1998, the Company adopted and its stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock have been reserved for

                        LTC PROPERTIES, INC.

stock based compensation awards. The 1998 Equity Participation Plan and the Company's Restated 1992 Stock Option Plan under which 500,000 shares of common stock were reserved (collectively "the Plans") provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of awards granted under the Plans are set by the Company's compensation committee at its discretion however, in the case of incentive stock options, the term may not exceed ten years from the date of grant. Total shares available for grant under the Plans as of December 31, 1999, 1998 and 1997 were 507,040, 507,000 and 31,000, respectively. All options outstanding as of December 31, 1999 vest over three years from the original date of grant. Unexercised options expire seven years after the date of vesting.

Nonqualified stock option activity for the years ended December 31, 1999, 1998 and 1997 was as follows:


                                                       Shares                          Weighted Average Price
                                        -----------------------------------      ----------------------------------
                                          1999         1998          1997          1999         1998         1997
                                        --------     --------      --------      --------     --------     --------
Outstanding, January 1                    23,000      169,500       873,300      $14.86       $11.21       $11.30
     Granted                                   -            -        15,000      $    -       $    -       $17.00
     Exercised                                 -     (146,500)     (717,800)     $    -       $10.64       $11.44
     Canceled                                  -            -        (1,000)     $    -       $    -       $12.00
                                        --------     --------     --------
Outstanding, December 31                  23,000       23,000       169,500      $14.86       $14.86       $11.21
                                        ========     ========     ========
Exercisable, December 31                  18,000       12,000        31,500      $14.26       $13.83       $11.21
                                        ========     ========     ========


Restricted stock activity for the years ended December 31, 1999, 1998 and 1997 was as follows:


                                  1999             1998             1997
                               ----------       ----------       ----------
Outstanding, January 1           393,000          382,000          160,000
     Granted                     448,800           24,000          313,000
     Vested                     (128,560)         (13,000)         (91,000)
     Canceled                   (448,840)               -                -
                               ---------       ----------       ----------
Outstanding, December 31         264,400          393,000          382,000
                               =========       ==========       ==========
Compensation Expense           $       -       $1,492,000       $1,640,000
                               =========       ==========       ==========

In March 1999, all outstanding shares of restricted stock were cancelled. Subsequently, restricted stock awards aggregating 448,800 shares with a weighted average fair value on the date of grant of $11.50 per share were granted to employees and non-employee directors. Each grantee will vest shares equal to 10% of their total grant per year if the Company meets certain financial objectives and the grantee remains employed by the Company. If, in any given year, the Company does not meet the stated financial objectives then the shares scheduled to vest in that year will not vest and the vesting period will be extended by one year. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company's common stock. During 1999, certain recipients of restricted stock awarded in 1999 immediately vested in a portion of such shares. Compensation expense related to the vested shares approximated compensation expense recognized in prior years on the unvested shares that were cancelled in 1999. Future compensation expense will be recognized over the service period at the market price per share on the date of vesting.

As of December 31, 1999, 1998 and 1997, there were 18,000, 18,000 and 31,000 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in 1997, the weighted average

                        LTC PROPERTIES, INC.

expected life assumption was three years, the weighted average volatility was
 .16 and the weighted average risk free interest rate was 6.6%. The weighted average fair value of the options granted was estimated to be $.67. There was no material pro-forma effect on net income or earnings per share for the year ended December 31, 1999, 1998 and 1997. The weighted average exercise price of the options was $15.65, $15.65 and $14.99 and the weighted average remaining contractual life was 5.9, 6.9 and 7.6 years as of December 31, 1999, 1998 and 1997, respectively.

NOTES RECEIVABLE FROM STOCKHOLDERS. In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, the Company may make full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans will bear interest at the then current Applicable Federal Rate and are payable in quarterly installments over nine years. For the first five years the principal due each quarter will be equal to 50% of the difference between the cash dividends received on the shares purchased and the quarterly interest due. In addition, 25% of cash bonuses and 50% of the dividends on restricted stock originally granted in 1997 received by the borrower must be used to reduce the principal balance. The loans will convert to fully amortizing loans with 16 quarterly payments beginning in year six. Unless the Board of Directors approves otherwise, loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change in control of the Company. In 1998 and 1997, the Company's management, consultants and directors purchased 146,500 and 686,500 shares, respectively, of the Company's common stock under the loan program. At December 31, 1999 and 1998, loans totaling $10,258,000 and $11,200,000 bearing interest at rates ranging from 5.77% to 6.63% per annum were outstanding. These loans are secured by a pledge of the shares of common stock acquired through the exercise of options and are full recourse to the borrower. The market value of the common stock securing these loans was $6,691,000 at December 31, 1999.

11.  DISTRIBUTIONS

The Company must distribute at least 95% (90% for years ending after December 31, 2000) of its taxable income in order to continue to qualify as a REIT. Annual distributions may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Under special tax rules for REITs, dividends declared in the last quarter of the calendar year and paid by January 31 of the following year are treated as paid on December 31 of the year declared. Distributions for 1999 and 1997 were cash distributions. The 1998 distribution consisted of $1.535 per share in cash and $.469 per share (unaudited) in the form of Healthcare common stock.

The Federal income tax classification of the per share common stock distributions are as follows (unaudited):

                                                           1999          1998          1997
                                                       ------------- ------------- -------------
Ordinary income                                           $1.185        $1.355        $1.293
Non-taxable distribution                                   0.375         0.397         0.037
Section 1250 capital gain                                      -         0.051         0.030
Long term capital gain                                         -         0.201         0.075
                                                       ------------- ------------- -------------
   Total                                                  $1.560        $2.004        $1.435
                                                       ============= ============= =============

On February 9, 2000, the Company declared a dividend of $0.29 per share on its common stock for the quarter ended March 31, 2000.

                              LTC PROPERTIES, INC.

12.  NET INCOME PER SHARE

Basic and diluted net income per share were as follows (in thousands, except per share amounts):


                                                                      1999            1998               1997
                                                                 -------------    -------------     -------------
          Net income                                                  $31,827          $50,593           $35,763
          Preferred dividends                                         (15,087)         (12,896)           (6,075)
                                                                 -------------    -------------     -------------
          Net income for basic net income per share                    16,740           37,697            29,688
          7.75% debentures due 2002                                         -              516                 -
          8.5% debentures due 2000                                          -              684                 -
          8.25% debentures due 1999                                         -              860                 -
          Other dilutive securities                                         -              192                32
                                                                 -------------    -------------     -------------
          Net income for diluted net income per share                 $16,740          $39,949           $29,720
                                                                 =============    =============     =============

          Shares for basic net income  per share                       27,412           27,077            23,511
          Stock options                                                     -               11               277
          7.75% debentures due 2002                                         -              417                 -
          8.5% debentures due 2000                                          -              497                 -
          8.25% debentures due 1999                                         -              645                 -
          Other dilutive securities                                         -              176                75
                                                                 -------------    -------------     -------------
          Shares for diluted net income per share                      27,412           28,823            23,863
                                                                 =============    =============     =============

          Basic net income per share                                    $0.61            $1.39             $1.26
                                                                 =============    =============     =============
          Diluted net income per share                                  $0.61            $1.39             $1.25
                                                                 =============    =============     =============

The conversion of subordinated debentures and stock options were anti-dilutive in 1999 and 1997.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                     Quarter ended
                                      --------------------------------------------------------------------
                                         March 31         June 30        September 30      December 31
                                      --------------- ---------------- ----------------- -----------------
1999
----
Revenues                                   $22,204          $22,766           $21,959           $20,733
Net income available to
  common stockholders                        8,768            9,112             8,174            (9,314)(1)
Basic net income per share                    0.32             0.33              0.30             (0.34)
Diluted net income per share                  0.32             0.33              0.30             (0.34)
Dividends per share                           0.39             0.39              0.39              0.39

1998
----
Revenues                                   $21,219          $22,579           $23,251           $22,342
Net income to
  common stockholders                        8,551           17,124             3,537             8,485
Basic net income per share                    0.33             0.64              0.13              0.30
Diluted net income per share                  0.33             0.59              0.13              0.30
Dividends per share                          0.365             0.39              0.39              0.39

(1)  Includes an impairment charge of $14.9 million.  See Note 5. Impairment
Charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000, to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000, to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000, to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2000, to be filed pursuant to Regulation 14A.

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Financial Statement Schedules

          The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

(b)       Exhibits

          The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(c)       Reports on Form 8-K

          None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

      VII.  Valuation and Qualifying Accounts ...............      56
      XI.   Real Estate and Accumulated Depreciation ........      57
      XII.  Mortgage Loans on Real Estate ...................      62

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                              LTC PROPERTIES, INC.
                                  SCHEDULE VII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                       Balance at Beginning of
                                                Period             Charge to Operations   Balance at End of Period
                                      --------------------------- ----------------------- -------------------------
Allowance for Doubtful Accounts:

1999                                            $1,250                    $  -                $1,250

1998                                            $1,000                    $ 250               $1,250

1997                                            $1,000                    $  -                $1,000


                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                 Gross Amount at which
                              Initial Cost to                          Carried
                                    Company                       at December 31, 1999
                             ------------------    Costs      ----------------------------
                                    Building    Capitalized          Building                           Construction/
                                       and         After                and                  Accum.      Renovation    Acquisition
                 Encumbrance  Land Improvements  Acquisition  Land  Improvements  Total(1)  Deprec.(2)       Date         Date
                ------------- ------------------------------  ----------------------------  ----------  -------------  -----------
Skilled
Nursing
Facilities:
Demopolis, AL    $10,445 (3) $  71  $   2,141       $    -    $ 71   $   2,141    $ 2,212     337         1972          Jun-95
Fort Payne, AL         - (3)    37      3,588            -      37       3,588      3,625     609         1967/73       Jun-95
Jackson, AL            - (3)    64      2,620            -      64       2,620      2,684     402         1964          Jun-95
Madison, AL            - (3)    30      2,328            -      30       2,328      2,358     383         1964/74       Jun-95
Phoenix, AL            - (3)    59      2,123            -      59       2,123      2,182     359         1969          Jun-95
Bradenton, FL          -       330      2,720            -     330       2,720      3,050     581         1989          Sep-93
Clearwater, FL         -       454      2,903            -     454       2,903      3,357     736         1965/93       Sep-93
Crestview, FL          -       140      2,306            -     140       2,306      2,446     438         1988          Jun-94
San Destin, FL         -       175      3,875            -     175       3,875      4,050     673         1986          Feb-95
Gulf Breeze, FL        -       600      6,020            -     600       6,020      6,620   1,140         1984          Jun-94
Lecanto, FL            -       351      2,665        2,247     351       4,912      5,263     903         1988          Sep-93
Pensacola, FL          -       190      4,295            -     190       4,295      4,485     826         1972          Jun-94
Pensacola, FL          -       230      4,663            -     230       4,663      4,893     884         1991          Jun-94
Starke, FL             -       113      4,783            -     113       4,783      4,896     902         1989          Jun-94
Chicago
Heights, IL            -       221      6,406            -     221       6,406      6,627   1,200         1988          Sep-94
Rusk, TX               -        34      2,399            -      34       2,399      2,433     574         1969          Mar-94
Chesapeake, VA         -       656      3,201            -     656       3,201      3,857     618         1977          Oct-95
Richmond, VA           -       354      3,711            -     354       3,711      4,065     565         1970/75/80    Oct-95
Tappahannock,
VA                     - (15)  209      1,928            -     209       1,928      2,137     582         1977/78       Oct-95
Toppanish, WA      2,574 (4)   132      2,654            -     132       2,654      2,786     439         1960/70       Jun-95
Vancouver, WA          - (4)    60      3,031            -      60       3,031      3,091     518         1952/94       Jun-95
Jefferson, IA     10,360 (5)    36      1,933          191      36       2,124      2,160     256         1968/72       Jan-96
Houston, TX        7,041 (9)   202      4,458          402     202       4,860      5,062     632         1961          Jun-96
Houston, TX        6,690 (10)  361      3,773          193     361       3,966      4,327     532         1964/68       Jun-96
Montgomery, AL     3,820 (6)   144      5,426            -     144       5,426      5,570     735         1967/74       Jan-96
Carroll, IA              (5)    60      1,020           31      60       1,051      1,111     141         1969          Jan-96
Houston, TX              (9)   202      4,458          398     202       4,856      5,058     559         1967          Jun-96
Woodbury, TN           -       100      2,900            -     100       2,900      3,000     382         1972/75/90    May-96
Whiteright, TX     1,103       100      2,923            -     100       2,923      3,023     428         1962/64/65    Jan-96
Granger, IA              (5)    93      1,325           36      93       1,361      1,454     184         1979          Jan-96
Bedford, TX              (5)   345      3,195          289     345       3,484      3,829     457         1960          Jan-96
Midland, TX        2,004        32      2,285            -      32       2,285      2,317     331         1973          Feb-96
Tiptonville, TN        -       100      2,450            -     100       2,450      2,550     349         1975          May-96
Gardendale, AL         -        84      6,316            -      84       6,316      6,400     748         1976/84       May-96
Polk City, IA            (5)    88      1,351            -      88       1,351      1,439     180         1976          Jan-96
Atmore, AL               (6)    23      2,985            -      23       2,985      3,008     394         1967/74       Jan-96
Mesa, AZ           4,425       305      6,909        1,696     305       8,605      8,910     904         1975/96       Jun-96
Houston, TX            - (10)  572      5,965          789     572       6,754      7,326     930         1967          Jun-96
Roberta, GA            -       100      2,400            -     100       2,400      2,500     328         1964          May-96
Norwalk, IA              (5)    45      1,035            -      45       1,035      1,080     142         1975          Jan-96
Altoona, IA              (5)   102      2,312            -     102       2,312      2,414     302         1973          Jan-96
Los Angeles, CA        -       100      2,475            -     100       2,475      2,575     275         1963          Jan-97

                             LTC PROPERTIES, INC.
                                   SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                   Gross Amount at which
                              Initial Cost to                            Carried
                                    Company                         at December 31, 1999
                             ------------------      Costs      ----------------------------
                                      Building     Capitalized          Building                           Construction/
                                        and           After                and                  Accum.      Renovation  Acquisition
                 Encumbrance  Land   Improvements  Acquisition  Land  Improvements  Total(1)  Deprec.(2)       Date         Date
                ------------  --------------------------------  ----------------------------  ----------  ------------- -----------
Sacramento, CA        -         220       2,929          -       220       2,929    3,149        325          1968        Feb-97
Coffeyville, KS       - (15)      -           -          -         -           -        -          -          1962        May-97
Salina, KS            -         100       1,153        397       100       1,550    1,650        567          1985        May-97
South Haven,KS        - (15)      -           -          -         -           -        -          -          1969        May-97
Portland, OR          -         100       1,925        458       100       2,383    2,483        215          1956/74     Jun-97
Nacogdoches, TX       -         100       1,738          -       100       1,738    1,838        143          1973        Oct-97
Cushing, TX           -         100       1,679          -       100       1,679    1,779        137          1973/84     Oct-97
Mesa, AZ          2,958         420       4,258         32       420       4,290    4,710        272          1972        Oct-97
Wells, TX         2,247 (7)     100       1,649          7       100       1,656    1,756        120          1980        Jan-98
Corrigan, TX            (7)     100       1,649          7       100       1,656    1,756        120          1985        Jan-98
Groesbeck, TX     1,313         100       1,649          7       100       1,656    1,756        120          1972        Jan-98
Tampa, FL             -         100       6,402         42       100       6,444    6,544        364          1970        Jun-98
Jonesboro, GA     2,690         150       2,573          3       150       2,576    2,726         25          1970        Sep-99
Griffin, GA       4,799 (11)    500       2,900          3       500       2,903    3,403         28          1969        Sep-99
Atlanta, GA           - (11)    175       1,282          -       175       1,282    1,457         16          1968        Sep-99
Des Moines, IA        - (15)    100       2,111          -       100       2,111    2,211         48          1972        Sep-99
Olathe, KS            -         520       1,872          -       520       1,872    2,392         17          1968        Sep-99
Fayetteville,NC       - (15)    109       1,212          -       109       1,212    1,321         20          1983/84/90  Sep-99
Crawfordville, FL     - (15)    522       1,815        866       522       2,681    3,203         42          1974        Sep-99
Venice, FL            - (15)    236       2,286        822       236       3,108    3,344         44          1969/72     Sep-99
Sumner, IL          975         100         877          -       100         877      977          8          1968        Oct-99
Topeka, KS            - (15)      -         800          -         -         800      800          -          1957        Oct-99
Carlinville, IL       -         100       1,084          -       100       1,084    1,184          9          1965        Oct-99
Fort Worth, TX    2,108         100       1,534          -       100       1,534    1,634         13          1974        Dec-99
Jessup, GA        6,500 (14)    425          75          -       425          75      500          -          1953        Dec-99
Fort Valley, GA       - (14)     90         910          -        90         910    1,000          -          1965        Dec-99
Gardner, KS           - (14)  4,270         937          -     4,270         937    5,207          -          1961/74     Dec-99
                 ------      -----------------------------    ---------------------------     ------
Skilled
Nursing
Facilities       72,052      16,541     185,553      8,916    16,541     194,469  211,010     25,511
                 ------      -----------------------------    ---------------------------     ------
Assisted
Living
Residences:
Dodge City, KS    1,505          88       1,663          -        88       1,663    1,751        200          1995        Dec-95
Great Bend, KS    1,262          87       1,563         17        87       1,580    1,667        189          1995        Dec-95
McPherson, KS     1,093          75       1,575          -        75       1,575    1,650        189          1994        Dec-95
Salina, KS        1,258          72       1,578          -        72       1,578    1,650        189          1994        Dec-95
Longview, TX          -          38       1,568          -        38       1,568    1,606        181          1995        Oct-95
Marshall, TX          -          38       1,568        450        38       2,018    2,056        214          1995        Oct-95
Walla Walla, WA   7,815 (8)     100       1,940          -       100       1,940    2,040        200          1996        Apr-96
Greenville, TX        -          42       1,565          -        42       1,565    1,607        173          1995        Jan-96
Camas, WA             - (8)     100       2,175          -       100       2,175    2,275        212          1996        May-96
Grandview, WA         - (8)     100       1,940          -       100       1,940    2,040        204          1996        Mar-96
Vancouver, WA         - (8)     100       2,785          -       100       2,785    2,885        271          1996        Jun-96
Athens, TX            -          96       1,512          -        96       1,512    1,608        167          1995        Jan-96
Lufkin, TX            -         100       1,950          -       100       1,950    2,050        201          1996        Apr-96

                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                 Gross Amount at which
                              Initial Cost to                          Carried
                                    Company                       at December 31, 1999
                             ------------------    Costs      ----------------------------
                                    Building    Capitalized          Building                           Construction/
                                       and         After                and                  Accum.      Renovation    Acquisition
                 Encumbrance  Land Improvements  Acquisition  Land  Improvements  Total(1)  Deprec.(2)       Date         Date
                 -----------  ------------------------------  ----------------------------  ----------  -------------  -----------
Kennewick. WA           (8)     100       1,940       -       100       1,940      2,040        209          1996          Feb-96
Gardendale, AL        -          16       1,234       -        16       1,234      1,250        146          1988          May-96
Jacksonville,
TX                    -         100       1,900       -       100       1,900      2,000        203          1996          Mar-96
Kelso, WA             -         100       2,500       -       100       2,500      2,600        213          1996          Nov-96
Battleground,
WA                    -         100       2,500       -       100       2,500      2,600        208          1996          Nov-96
Hayden, ID            -         100       2,450     243       100       2,693      2,793        218          1996          Dec-96
Klamath Falls,
OR                    -         100       2,300       -       100       2,300      2,400        192          1996          Dec-96
Newport, OR           -         100       2,050       -       100       2,050      2,150        168          1996          Dec-96
Tyler, TX        11,535 (13)    100       1,800       -       100       1,800      1,900        149          1996          Dec-96
Wichita Falls,
TX                    -         100       1,850       -       100       1,850      1,950        153          1996          Dec-96
Ada, OK               -         100       1,650       -       100       1,650      1,750        138          1996          Dec-96
Nampa, ID             -         100       2,240      23       100       2,263      2,363        183          1997          Jan-97
Tulsa, OK             - (13)    200       1,650       -       200       1,650      1,850        131          1997          Feb-97
Durant, OK            -         100       1,769       -       100       1,769      1,869        131          1997          Apr-97
San Antonio, TX       - (13)    100       1,900       -       100       1,900      2,000        140          1997          May-97
Troy,OH               -         100       2,435     306       100       2,741      2,841        186          1997          May-97
Waco, TX              -         100       2,235       -       100       2,235      2,335        157          1997          Jun-97
Tulsa, OK             - (13)    100       2,395       -       100       2,395      2,495        167          1997          Jun-97
San Antonio, TX       - (13)    100       2,055       -       100       2,055      2,155        145          1997          Jun-97
Norfolk, NE           -         100       2,123       -       100       2,123      2,223        145          1997          Jun-97
Wahoo, NE             -         100       2,318       -       100       2,318      2,418        152          1997          Jul-97
York, NE              -         100       2,318       -       100       2,318      2,418        152          1997          Aug-97
Hoquiam, WA           -         100       2,500       -       100       2,500      2,600        163          1997          Aug-97
Tiffin, OH            -         100       2,435       -       100       2,435      2,535        159          1997          Aug-97
Millville, NJ         -         100       2,825       -       100       2,825      2,925        182          1997          Aug-97
Fremont,OH            -         100       2,435       -       100       2,435      2,535        159          1997          Aug-97
Lake Havasu, AZ       -         100       2,420       -       100       2,420      2,520        158          1997          Aug-97
Greeley, CO           -         100       2,310     270       100       2,580      2,680        162          1997          Aug-97
Springfield, OH       -         100       2,035     270       100       2,305      2,405        141          1997          Aug-97
Watauga, TX           -         100       1,667       -       100       1,667      1,767        109          1996          Aug-97
Bullhead Ctiy,
AZ                    -         100       2,500       -       100       2,500      2,600        157          1997          Aug-97
Arvada, CO        6,950 (12)    100       2,810     276       100       3,086      3,186        189          1997          Aug-97
Edmond, OK              (13)    100       1,365     526       100       1,891      1,991        114          1996          Aug-97
Wetherford, OK        -         100       1,668     592       100       2,260      2,360        135          1996          Aug-97
Eugene, OR            -         100       2,600       -       100       2,600      2,700        163          1997          Sep-97
Caldwell, ID          -         100       2,200       -       100       2,200      2,300        140          1997          Sep-97
Burley, ID            -         100       2,200       -       100       2,200      2,300        140          1997          Sep-97
Wheelersburg,
OH                    -         100       2,435       -       100       2,435      2,535        148          1997          Sep-97
Loveland, CO          - (12)    100       2,865     270       100       3,135      3,235        183          1997          Sep-97
Wichita
Falls,TX              -         100       2,750       -       100       2,750      2,850        172          1997          Sep-97
Beatrice, NE          -         100       2,173       -       100       2,173      2,273        128          1997          Oct-97
Madison, IN           -         100       2,435       -       100       2,435      2,535        143          1997          Oct-97
Newark, OH            -         100       2,435       -       100       2,435      2,535        143          1997          Oct-97

                             LTC PROPERTIES, INC.
                                   SCHEDULE XI
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                   Gross Amount at which
                                  Initial Cost to                          Carried
                                      Company                       at December 31, 1999
                               ------------------    Costs        ----------------------------
                                        Building    Capitalized          Building                           Construction/
                                           and          After               and                  Accum.      Renovation  Acquisition
                 Encumbrance    Land   Improvements  Acquisition  Land  Improvements  Total(1)  Deprec.(2)      Date         Date
                ------------   ---------------------------------  ----------------------------  ---------- ------------- -----------
Elkhart, IN              -         100       2,435          -       100       2,435    2,535        132       1997          Dec-97
Newport
Richey, FL               -         100       5,845         60       100       5,905    6,005        345       1986/95       Jan-98
Fremont, CA              -         100       3,080        212       100       3,292    3,392        150       1998          Mar-98
Eugene, OR               -         100       8,100         31       100       8,131    8,231        364       1998          Mar-98
RioRancho, NM            -         100       8,300         32       100       8,332    8,432        372       1998          Mar-98
Ft. Meyers, FL           -         100       2,728          9       100       2,737    2,837        129       1998          Mar-98
Tallahassee, FL          - (13)    100       3,075          -       100       3,075    3,175        136       1998          Apr-98
Niceville, FL            -         100       2,680          -       100       2,680    2,780        108       1998          Jun-98
Longmont, CO             - (12)    100       2,640          -       100       2,640    2,740        106       1998          Jun-98
Shelby, NC               -         100       2,805          -       100       2,805    2,905        113       1998          Jun-98
Spring Hill, FL          -         100       2,650          -       100       2,650    2,750        107       1998          Jun-98
Portland, OR         4,162         100       7,622          -       100       7,622    7,722        293       1986          Jun-98
Tuscon, AZ               -         100       8,700          -       100       8,700    8,800        334       1998          Jun-98
Denison, IA              -         100       2,713          -       100       2,713    2,813        109       1998          Jun-98
Roseville, CA            -         100       7,300          -       100       7,300    7,400        281       1998          Jun-98
Cheyenne, WY             -         100       5,290          -       100       5,290    5,390        206       1998          Jun-98
Casper, WY               -         100       3,610          -       100       3,610    3,710        143       1998          Jun-98
Laramie, WY              -         100       3,610          -       100       3,610    3,710        134       1998          Jul-98
Ft. Collins, CO          -         100       2,961          -       100       2,961    3,061         79       1998          Mar-99
Greenwood, SC            -         100       2,638          -       100       2,638    2,738         70       1998          Mar-99
Greenville, NC           -         100       2,478          -       100       2,478    2,578         65       1998          Mar-99
Sumter, SC               -         100       2,351          -       100       2,351    2,451         53       1998          Mar-99
Central, SC              -         100       2,321          -       100       2,321    2,421         52       1998          Mar-99
Rocky Mount, NC          -         100       2,494          -       100       2,494    2,594         54       1998          Mar-99
New Bern, NC             -         100       2,428          -       100       2,428     2,528        43       1998          Mar-99
Goldsboro, NC            -         100       2,386          -       100       2,386    2,486         41       1998          Mar-99
Ft. Collins, CO          -         100       3,400          -       100       3,400    3,500         36       1999          Jul-99
Rocky River, OH          -         760       6,963          -       760       6,963    7,723         56       1998          Oct-99
Erie, PA                 -         850       7,477          -       850       7,477    8,327         62       1998          Oct-99
                 -----------   ------------------------------   ----------------------------    -------
Assisted
Living
Residences          35,580       9,662     239,137      3,587     9,662     242,724  252,386     13,637
                 -----------   ------------------------------   ----------------------------    -------
Schools
Phoenix, AZ              -         100       1,834          -       100       1,834    1,934         88       1980/97/98    May-98
Paradise
Valley, AZ               -         100       2,728         27       100       2,755    2,855        137       1988/95       Jun-98
Egan, MN                 -         100       3,688         26       100       3,714    3,814        185       1987/97       Jun-98
Phoenix, AZ              -         100       5,201         27       100       5,228    5,328        217       1998          Sep-98
Trenton, NJ              -         100       6,000      2,086       100       8,086    8,186        200       1930/98       Dec-98
Scottsdale, AZ           -       1,000       8,400          -     1,000       8,400    9,400          -       1999          Dec-99
                 ---------------------------------    -------   ----------------------------    -------
Schools                  -       1,500      27,851      2,166     1,500      30,017   31,517        827
                 ---------------------------------    -------   ----------------------------    -------
                 $ 107,632     $27,703   $ 452,541    $14,669   $27,703   $ 467,210 $494,913    $39,975
                 ===========   ==============================   ============================    =======

                              LTC PROPERTIES, INC.
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

(1)  The aggregate cost for federal income tax purposes.

(2) Depreciation for building is calculated using a 35 year life for skilled nursing facilities and 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.

(3)  Single note backed by five facilities in Alabama.

(4)  Single note backed by two facilities in Washington.

(5)  Single note backed by six facilities in Iowa and one facility in Texas.

(6)  Single note backed by two facilities in Alabama.

(7)  Single note backed by two facilities in Texas.

(8)  Single note backed by five facilities in Washington.

(9)  Single note backed by two facilities in Texas.

(10) Single note backed by two facilities in Texas.

(11) Single note backed by two facilities in Georgia

(12) Single note backed by three facilities in Colorado

(13) Single note backed by one facility in Florida, three facilities in Oklahoma, and three facilities in Texas

(14) Single note backed by one facility in Kansas and two facilities in Georgia

(15) An impairment charge totaling $7,662,000 was taken against 8 facilities.

Activity for the years ended December 31, 1997, 1998 and 1999 is as follows:


                                          Real Estate      Accumulated
                                          & Equipment     Depreciation
                                          -----------     ------------
      Balance at December 31, 1996        $  223,578       $   11,640

           Additions                         118,589            9,040
           Conversion of mortgage
            loans into owned properties        9,348                -
           Impairment charge                  (1,400)               -
           Cost of real estate sold          (31,245)            (638)
                                          ----------       ----------

      Balance at December 31, 1997           318,870           20,042

           Additions                         157,324           11,959
           Conversion of mortgage
            loans into owned properties        7,301
           Cost of real estate sold           (7,654)          (1,309)
           Cost of real estate in
            spin-off                         (65,182)          (3,720)
                                          ----------       ----------
      Balance at December 31, 1998           410,659           26,972

           Additions                          44,362           13,237
           Conversion of mortgage
            loans into owned properties       47,554                -
           Impairment charge                  (7,662)            (234)
                                          ==========       ==========
      Balance at December 31, 1999        $  494,913       $   39,975
                                          ==========       ==========

                              LTC PROPERTIES, INC.
                                  SCHEDULE XII
                          MORTGAGE LOANS ON REAL ESTATE
                             (DOLLARS IN THOUSANDS)

                                                                                                          Principal
                                                                                                           Amount
                                                                                                           of Loans
                                                                                 Carrying                 Subject to
                                                                                  Amount        Current   Delinquent
                                                 Final                 Face     of Mortgages    Monthly   Principal
           Number of   Number of     Interest   Maturity    Balloon  Amount of  December 31,      Debt       or
State      Facilities  Units/Beds    Rate(1)      Date     Amount(2) Mortgages     1999         Service   Interest
-----      ----------  ----------  -----------  ---------  --------- ---------  ------------    -------   ----------
SC            5            509          12.30%       2003  $ 11,119  $  11,250   $  10,895      $  119     $    -
FL/TN         4            377          11.10%       2005     5,977      7,680       7,464          77      7,464
CO            2            230          11.50%       2007     5,412      6,000       5,897          61          -
MS            1            180          11.32%       2006     5,033      5,465       5,407          55          -
AZ            1            256          10.96%       2001     5,033      5,250       5,130          51          -
OH            1            150          10.49%       2006     4,579      5,200       5,031          49          -
FL            1            191          11.75%       2017         0      4,500       4,340          49          -
Various(4)   50          4,748     9.01%-13.5%  2000-2018    61,869     93,834      88,279         934      1,583
             =================                            ====================   =========      ======     ======
             65          6,641                             $ 99,022  $ 139,179   $ 132,443 (3)  $1,395     $9,047
             =================                            ====================   =========      ======     ======

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

(3) The carrying amount equals the aggregate cost for federal income tax purposes. No loan has any prior liens.

(4)  Includes 56 first-lien mortgage loans as follows:

             No. of
             Loans    Original loan amounts:
          ----------  ---------------------
                 27   $247 - $2,000
                 15   $2,001 - $3,000
                  6   $3,001 - $4,000
                  2   $4,001 - $5,000
                  4   $5,001 - $6,000
                  2   $6,001 - $11,250

Activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

          Balance at December 31, 1996                             $ 178,262
                   New mortgage loans                                111,157
                   Conversion of notes to owned properties            (9,348)
                   Collections of principal                          (24,977)
                                                                    --------
          Balance at December 31, 1997                               255,094
                   New mortgage loans                                 47,452
                   Sales of notes to REMIC                          (103,523)
                   Conversion of notes to owned properties            (7,301)
                   Collections of principal                          (10,758)
                                                                    --------
          Balance at December 31, 1998                               180,964
                   New mortgage loans                                  6,678
                   Additional funding of existing loans                1,890
                   Conversion of notes to owned properties           (47,554)
                   Impairment Charges                                 (2,806)
                   Collections of principal                           (6,729)
                                                                   =========
          Balance at December 31, 1999                             $ 132,443
                                                                   =========

                                INDEX TO EXHIBITS
                                  (ITEM 14(b))

   EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------
       3.1    Amended and Restated Articles of Incorporation of LTC Properties,
              Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties,
              Inc.'s Current Report on Form 8-K dated June 19, 1997)
       3.2    Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for
              the quarter ended June 30, 1996)
       3.3    Articles Supplementary Classifying 3,080,000 shares of 9.5% Series
              A Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Current
              Report on Form 8-K dated June 19, 1997)
       3.4    Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.'s Current Report
              on Form 8-K dated June 19, 1997)
       3.5    Articles Supplementary Classifying 2,000,000 Shares of 9.0% Series
              B Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 2.5 to LTC Properties, Inc.'s Registration
              Statement on Form 8-A filed on December 15, 1997)
       3.6    Certificate of Amendment to Amended and Restated Bylaws of LTC
              Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC
              Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
       3.7    Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series
              C Cumulative Convertible Preferred Stock of LTC Properties, Inc.
              (incorporated by reference to Exhibit 3.2 to LTC Properties,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998.)
       4.1    Indenture dated September 23, 1994 between LTC Properties, Inc. and
              Harris Trust and Savings Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
       4.2    Second Supplemental Indenture dated as of September 21, 1995 to
              Indenture dated September 23, 1994 between LTC Properties, Inc.
              and Harris Trust and Savings Bank, as trustee with respect to
              $51,500,000 in principal amount of 8.5% Convertible Subordinated
              Debentures due 2001 (incorporated by reference to Exhibit 10.17 to
              LTC Properties, Inc.'s Form 10-Q for the quarter ended September
              30, 1995)
       4.3    Third Supplemental Indenture dated as of September 26, 1995 to
              Indenture dated September 23, 1994 between LTC Properties, Inc.
              and Harris Trust and Savings Bank, as trustee with respect to
              $10,000,000 in principal amount of 8.25% Convertible Subordinated
              Debentures due 1999 (incorporated by reference to Exhibit 10.19 to
              LTC Properties, Inc.'s Form 10-Q for the quarter ended September
              30, 1995)
       4.4    Fourth Supplemental Indenture dated as of February 5, 1996 to
              Indenture dated September 23, 1994 between LTC Properties, Inc.
              and Harris Trust and Savings Bank, as trustee with respect to
              $30,000,000 in principal amount of 7.75% Convertible Subordinated
              Debentures due 2002 (incorporated by reference to Exhibit 4.6 to
              LTC Properties, Inc.'s Form 10-K for the year ended December 31,
              1995)
       4.5    Fifth Supplemental Indenture dated as of August 23, 1996 to
              Indenture dated September 23, 1994 between LTC Properties, Inc.
              and Harris Trust and Savings Bank, as trustee with respect to
              $10,000,000 in principal amount of 8.25% Convertible Subordinated
              Debentures due 1999 (incorporated by reference to Exhibit 4.5 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)
       4.6    Sixth Supplemental Indenture dated as of December 30, 1998 to
              Indenture dated September 23, 1994 between LTC Properties, Inc.
              and Harris Trust and Savings Bank, as trustee with respect to
              $10,000,000 in principal amount of 8.25% Convertible Subordinated
              Debentures due 1999 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)
       4.7    Seventh Supplemental Indenture dated as of January 14, 1999 to
              Indenture dated September 23, 1994 between LTC Properties, Inc.
              and Harris Trust and Savings Bank, as trustee with respect to
              $10,000,000 in principal amount of 8.25% Convertible Subordinated
              Debentures due 1999 (incorporated by reference to Exhibit 4.7 to
              LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)
       10.1   Master Repurchase Agreement dated May 14, 1993 between LTC
              Properties, Inc. and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.5 to LTC Properties, Inc.'s Form

                                  (ITEM 14(b))

   EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------
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

                                  (ITEM 14(b))

    EXHIBIT
     NUMBER   DESCRIPTION
    -------   -----------
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

                                  (ITEM 14(b))

   EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------
       10.27  Amended and Restated Promissory Note, dated as of May 19, 1998, between LTC Properties, Inc. and LTC Healthcare, Inc.
              (incorporated by reference to Exhibit 10.9 to LTC Properties,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998)
       10.28  LTC Properties, Inc. 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.'s Annual
              Report on Form 10-K for the year ended December 31, 1998)
       10.29  Term Loan Agreement among LTC Properties, Inc. and Bank of
              Montreal, as Administrative Agent, and Sanwa Bank California, as
              Documentation Agent dated March 8, 1999 (incorporated by reference to Exhibit 10.29 to LTC Properties, Inc.'s Annual Report on Form
              10-K for the year ended December 31, 1998)
       10.30  Second Amended and Restated Employment Agreement between Andre C.
              Dimitriadis and LTC Properties, Inc. dated March 26, 1999
              (incorporated by reference to Exhibit 10.30 to LTC Properties,
              Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1998)
       10.31  Amended and Restated Employment Agreement between James J.
              Pieczynski and LTC Properties, Inc. dated March 26, 1999
              (incorporated by reference to Exhibit 10.31 to LTC Properties,
              Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1998)
       10.32  Amended and Restated Employment Agreement between Christopher T.
              Ishikawa and LTC Properties, Inc. dated March 26, 1999
              (incorporated by reference to Exhibit 10.32 to LTC Properties,
              Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1998)
       10.33  Employment Agreement between Julia L. Kopta and LTC Properties,
              Inc. dated January 1, 2000
       10.34  First Amendment to Credit Agreement dated May 15, 1998
       10.35  Second Amendment to Credit Agreement dated October 21, 1998
       10.36  Third Amendment to Credit Agreement dated December 23, 1999
       21.1   List of subsidiaries
       23.1   Consent of Ernst & Young LLP with respect to the financial information of the Company
       27.1   Financial data schedule for the year ended December 31, 1999
       99.0   Risk Factors

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LTC Properties, Inc.
                          Registrant


Dated:  March 3, 2000     By:    /s/ JAMES J. PIECZYNSKI
                                 ------------------------
                                 JAMES J. PIECZYNSKI
                                 President, Chief Financial Officer and Director


/s/ ANDRE C. DIMITRIADIS             Chairman of the Board,          March 3, 2000
-------------------------           Chief Executive Officer
ANDRE C. DIMITRIADIS                      and Director


/s/ JAMES J. PIECZYNSKI
-------------------------            President, Chief Financial      March 3, 2000
JAMES J. PIECZYNSKI                     Officer and Director


/s/ EDMUND C. KING                            Director               March 3, 2000
-------------------------
EDMUND C. KING


/s/ WENDY L. SIMPSON                          Director               March 3, 2000
-------------------------
WENDY L. SIMPSON


/s/ SAM YELLEN                                Director               March 3, 2000
--------------------------
SAM YELLEN