Form 10-K405/A
period 1999-12-31
LTC PROPERTIES INC
filed 2000-04-28
CIK 887905

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
   (Mark One)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1999
                                       OR
      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

       Registrant's telephone number, including area code: (805) 981-8655

           Securities registered pursuant to Section 12(b) of the Act:


    TITLE OF STOCK                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -----------------                  ------------------------------------------
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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Company is approximately $145,525,535 as of March 31, 2000.


                                   26,053,254
       (Number of shares of common stock outstanding as of March 31, 2000)

===============================================================================

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     This table shows information concerning our directors and executive officers. Each executive officer is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until resignation or removal. The information concerning our directors and executive officers is given as of March 31, 2000.


Name                       Age    Position
-----------------------   ------  ----------------------------------------------
Andre C. Dimitriadis       59     Chairman, Chief Executive Officer and Director
James J. Pieczynski        37     President, Chief Financial Officer and Director
Christopher T. Ishikawa    36     Senior Vice President and Chief Investment Officer
Julia L. Kopta             50     Senior Vice President, General Counsel and Corporate Secretary
Edmund C. King             65     Director
Wendy L. Simpson           50     Director
Sam Yellen                 69     Director


     Andre C. Dimitriadis founded LTC Properties in 1992 and has been its Chairman and Chief Executive Officer since its inception. Mr. Dimitriadis is a member of the board of LTC Healthcare, Inc. and Magellan Health Services.

     James J. Pieczynski has served as President and Director since September 1997 and Chief Financial Officer of LTC Properties since May 1994. From May 1994 to September 1997, he also served as Senior Vice President of LTC Properties. He joined LTC Properties in December 1993 as Vice President and Treasurer. Mr. Pieczynski is a member of the board of LTC Healthcare, Inc.

     Christopher T. Ishikawa has served as Senior Vice President and Chief Investment Officer since September 1997. Prior to that, he served as Vice President and Treasurer of LTC Properties since April 1995. Prior to joining LTC Properties, he was employed by MetroBank from December 1991 to March 1995, where he served as First Vice President and Controller.

     Julia L. Kopta has served as Senior Vice President, General Counsel and Corporate Secretary since January 2000. Prior to that, she served as Special Counsel to the Chief Executive Officer of Coram Healthcare Corporation from September 1999 through November 1999. From October 1993 to October 1997, she served as Executive Vice President, General Counsel and Corporate Secretary of Transitional Hospitals Corporation.

     Edmund C. King is a general partner of Trouver Capital Partners, an investment banking firm located in Los Angeles, California and Provo, Utah. Previously, Mr. King was Ernst & Young LLP's Southern California senior health care partner from 1973 through September 30, 1991.

     Wendy L. Simpson was a financial advisor to Coram Healthcare Corporation, a healthcare organization through March 31, 2000 and was Coram's Executive Vice President and Chief Financial Officer from March 1998 to November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994.

     Sam Yellen has been self-employed as a consultant since his retirement in 1990 from KPMG Peat Marwick LLP where he was a partner since 1968. Currently, he serves as a member of the board of directors of Beverly Funding Corporation, Del Webb Corporation, Downey Financial Corporation, and Wedbush Morgan Securities, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all directors, executive officers and persons who beneficially own more than 10% of our common stock have complied with the reporting requirements of Section 16(a).

Item 11.  EXECUTIVE COMPENSATION

     This table shows the compensation paid to the Chief Executive Officer and the other three most highly paid executive officers for the past three fiscal years.



                                                                                 LONG TERM COMPENSATION
                                                                          -----------------------------------------
                                      ANNUAL COMPENSATION                                SECURITIES
          NAME &               ---------------------------------   RESTRICTED STOCK      UNDERLYING         ALL OTHER
     PRINCIPAL POSITION         YEAR     SALARY        BONUS           AWARDS (1)          OPTIONS        COMPENSATION (2)
------------------------------ ------- ------------ ------------ -- ------------------ ----------------- -------------------
Andre C. Dimitriadis           1999       $400,000     $      -           $248,860            -                    $562,400
Chairman & Chief               1998        400,000            -                  -            -                      62,400
Executive Officer              1997        400,000      400,000          1,580,000            -                      62,400

James J. Pieczynski            1999        265,000            -            136,620            -                     171,000
President & Chief              1998        265,000            -                  -            -                      31,000
Financial Officer              1997        190,000      265,000            948,000            -                      17,700

Christopher T. Ishikawa        1999        225,000            -             96,600            -                     143,500
Senior Vice President &        1998        206,250            -                  -            -                      21,000
Chief Investment Officer       1997        112,500      150,000            711,000            -                       1,000

Pamela J. Privett (3)          1999         10,417            -                  -            -                     175,000
Senior Vice President &        1998        250,000            -                  -            -                      21,000
General Counsel                1997         55,208      150,000            711,000            -                       1,100
------------------------------------------

 (1) Restricted stock awards are valued at their fair market value based on the per share closing price of the Company's common stock on the New York Stock Exchange on the date of grant. In March 1999, all outstanding shares of restricted stock were cancelled and replaced with a new restricted stock grant with a performance based vesting schedule. In connection with this, during 1999 Messrs. Dimitriadis, Pieczynski and Ishikawa were granted net new shares of 21,140, 11,880 and 8,400, respectively. Messrs. Dimitriadis, Pieczynski and Ishikawa and Ms. Privett were granted 80,000, 48,000, 36,000 and 36,000 shares, respectively of restricted stock in 1997. Restricted stock holdings as of December 31, 1999 and their fair market value based on the per share closing price of $8.4375 on December 31, 1999 were as follows:
                                     NUMBER OF                   VALUE ON
           NAME                  RESTRICTED SHARES          DECEMBER 31, 1999
          ------                -------------------        --------------------
     Andre C. Dimitriadis             90,888                     $766,868
     James J. Pieczynski              49,896                      420,998
     Christopher T. Ishikawa          35,280                      297,675

          Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on our common stock. Messrs. Dimitriadis, Pieczynski and Ishikawa vested in 38,952, 21,384 and 15,120 shares respectively in 1999. The remaining restricted shares vest at the rate of 10% of the original unvested amount per year beginning January 1, 2001 provided that the Company's funds from operations per share has increased in the previous year. During 1997, the Board of Directors authorized the accelerated vesting of 18,800, 7,600, 4,000 and 6,000 shares of restricted stock granted in 1996 for Messrs. Dimitriadis, Pieczynski and Ishikawa and Ms. Privett, respectively. There were no stock options granted to executive officers during the year ended December 31, 1999, 1998 or 1997.

 (2) Such amounts, with the exception of the $175,000 of other compensation paid to Ms. Privett in 1999, represent our contribution to the named individual's deferred compensation account.

 (3) Effective February 26, 1999, Ms. Privett resigned from our employment. The other compensation paid to Ms. Privett in 1999 represents a payment in connection with Ms. Privett's resignation of employment with the Company.

     Each director, excluding Mr. Dimitriadis and Mr. Pieczynski, receives a fee of $10,000 per year for services as a director plus $500 for attendance in person at each meeting of the Board of Directors or of any committee meeting held on a day on which the Board of Directors does not meet. In addition, we reimburse the directors for travel expenses incurred in connection with their duties as directors of our company.

     Directors participate in LTC Properties' Amended and Restated 1992 Stock Option Plan and our 1998 Equity Participation Plan. Both plans permit the Compensation Committee to grant nonqualified stock options or restricted shares to directors from time-to-time. No stock options were granted to any directors during 1999. During 1999, Messrs. King, Yellen and Ms. Simpson were granted 2,600, 2,600 and 3,080 shares of restricted stock, respectively. In addition, directors are eligible to participate in our Amended Deferred Compensation Plan whereby non-employee directors are entitled to receive annual deferred compensation equal to a minimum of $10,000 per year. All contributions made by us to the deferred compensation plan trust are invested in shares of our common stock. In 1999, we contributed $10,000 to the deferred compensation account for the benefit of each of our non-employee directors.


AGGREGATED OPTION EXERCISES IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999

     No stock options were exercised during fiscal 1999 by any of the executive officers and no unexercised options were held as of December 31, 1999 by any of the executive officers.


EMPLOYMENT AGREEMENTS

     On March 26, 1999, we entered into employment agreements with Messrs. Dimitriadis, Pieczynski and Ishikawa. The employment agreements dated March 26, 1999 amend and restate employment agreements dated June 30, 1998 between LTC Properties and Messrs. Dimitriadis, Pieczynski and Ishikawa. Mr. Dimitriadis, as Chairman and Chief Executive Officer, has been provided with a four-year "ever-green" employment contract. Mr. Dimitriadis' current annual base salary is $400,000. Mr. Pieczynski, as President and Chief Financial Officer, has been provided with a three-year "ever-green" employment contract. Mr. Pieczynski's current annual base salary is $265,000. Mr. Ishikawa, as Senior Vice President and Chief Investment Officer, has been provided with a two-year "ever-green" employment contract. Mr. Ishikawa's current annual base salary is $225,000. The employment agreements provide that the base salaries of Messrs. Dimitriadis, Pieczynski and Ishikawa may be increased at the discretion of our Board of Directors. Any increase in base salary will automatically amend each executive's respective employment agreement to provide that thereafter the executive's annual base salary will not be less than the increased base salary approved by our Board of Directors.

     If the executive officer's employment is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason or a change in control of our company, then we will pay the executive officer a lump sum severance payment equal to four times his base salary for Mr. Dimitriadis, three times his base salary for Mr. Pieczynski and two times his base salary for Mr. Ishikawa. Upon a change in control of our company whether or not the executive officer's employment is terminated, we will pay the executive officer a severance payment in cash equal to $5 million for Mr. Dimitriadis, $1.6 million for Mr. Pieczynski and $1.0 million for Mr. Ishikawa. In addition, if any payment or benefit received by the executive officer from us subjects the executive officer to excise taxes under the "golden parachute" rules on payments and benefits, the executive officer will be entitled to receive an additional amount (a "gross-up payment") to make the executive officer whole for these excise taxes (and for all taxes on the gross-up payment). Notwithstanding the foregoing, we will have no liability if an executive officer's employment is terminated for cause or by voluntary resignation without a good reason. During the term of his employment by us, each executive officer will devote the time necessary to provide the services reasonably required by our Board of Directors and will not, without the express approval of our Board of Directors, engage for his own account or for the account of any other person or entity, in a business which competes with us.

     During 1999, Ms. Privett resigned as General Counsel from the Company. In connection with this separation, the Company agreed to pay $675,000 to Ms. Privett. In connection with this, the Company paid $125,000 in October 1999 and $25,000 per month for twenty months commencing in November 1999. In connection with this, $175,000 was paid to Ms. Privett in 1999.

Item 12.   PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP


     This table shows information as of March 31, 2000 with respect to the beneficial ownership of our common stock by (1) each person who is known by us to own beneficially more than 5% of our common shares based on copies received by us of the most recent Schedule 13D or 13G filings with the Securities and Exchange Commission pursuant to rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (2) each director, (3) each executive officer and (4) the directors and executive officers as a group.


                                                                            SHARES BENEFICIALLY OWNED
                                                              -------------------------------------------------------
            NAME AND ADDRESS OF BENEFICIAL OWNER                   COMMON STOCK (1)(2)(3)      PERCENT OF CLASS (3)
------------------------------------------------------------- ------------------------------- ------------------------
FRANKLIN RESOURCES, INC.                                                   2,358,664   (4)             9.1%
     777 Mariners Island Blvd.
     San Mateo, CA 94404

ANDRE C. DIMITRIADIS                                                         907,327   (5)             3.5%
JAMES J. PIECZYNSKI                                                          202,411   (5)               *
CHRISTOPHER T. ISHIKAWA                                                      135,786   (5)               *
JULIA L. KOPTA                                                                20,000                     *
EDMUND C. KING                                                                70,887   (5)(6)            *
WENDY L. SIMPSON                                                              52,010   (5)(7)            *
SAM YELLEN                                                                    69,742   (5)               *

All directors and executive officers as a group (7 persons)                1,458,163                   5.6%
----------------------------

*  Less than 1%

(1) Except as otherwise noted below, all shares are owned beneficially by the individual or entity listed with sole voting and/or investment power.
(2) As of March 31, 2000, Ms. Simpson had 5,000 options that were exercisable. No other director or executive officer had any exercisable shares as of that date.
(3) For purposes of computing the percentages, the number of shares outstanding includes shares purchasable by such individual or entity within 60 days upon conversion of outstanding convertible securities or exercise of outstanding options.
(4) Based solely upon information contained in a Schedule 13G provided to us, Templeton Global Advisors Limited had sole voting and sole dispositive power with respect to 1,610,900 shares; Templeton Investment Management Limited had sole voting and sole dispotive power with respect to 521,764 shares; and Franklin Advisors, Inc. had sole voting and sole dispotive power with respect to 226,000 shares.
(5)  Includes 122,937,  37,290,  28,386,  6,142, 4,965, and 6,142 shares held in the deferred compensation trust for Messrs. Dimitriadis, Pieczynski, Ishikawa, King, Ms. Simpson and Mr. Yellen, respectively. The sole voting and dispositive power is held by Harris Trust and Savings Bank as Trustee for the deferred compensation trust.
(6)   Includes 1,145 shares held by spouse in an individual retirement account.
(7)   Includes 2,215 shares held by spouse.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH LTC HEALTHCARE, INC. -- LTC Healthcare is a separate public company on which Messrs. Dimitriadis and Pieczynski serve as members of the Board of Directors. In addition, Messrs. Dimitriadis, Pieczynski, Ishikawa and Ms. Kopta are executive officers of LTC Healthcare.

     We have entered into various agreements with LTC Healthcare, which, among other things, provide for a sharing of corporate overhead under an administrative services agreement. During 1999, LTC Healthcare reimbursed us $740,000 for administrative services. In addition, we provided LTC Healthcare with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of March 31, 2000 and December 31, 1999 approximately $17,543,000 and $6,337,000, respectively were outstanding under the line of credit. During 1999, we recorded interest income related to the unsecured line of credit of $1,514,000.

     During 1999, the Company acquired 100% of the stock of a company that owns two assisted living facilities leased to a third party operator from LTC Healthcare for a total purchase price of $16,050,000.

     As of December 31, 1999, 17 skilled nursing facilities with a gross carrying value of $36,055,000 were leased to LTC Healthcare. Also, as of December 31, 1999, LTC Healthcare had mortgage loans secured by eight skilled nursing facilities with total outstanding principal of $30,424,000 and a weighted average interest rate of 9.18% payable to the Company's REMIC pools. During 1999, the Company recorded rental income of approximately $779,000 on properties leased to LTC Healthcare. Two of the skilled nursing facilities securing the mortgage loans payable to the Company's REMIC pools are operated by LTC Healthcare and the remaining six skilled nursing facilities are leased to third party operators. Effective January 1, 2000, LTC Healthcare began operating an additional 13 facilities with a gross carrying value of $40,009,000 that are owned by the Company. Leases on 19 of the facilities operated by Healthcare will expire in 2000 and the remaining 11 lease expirations range from 2004 to 2013.

     As of March 31, 2000, we owned 239,900 shares of LTC Healthcare common stock, representing approximately 9.8% of LTC Healthcare's outstanding common stock. Such shares were acquired in the open market subsequent to our distribution of our investment in LTC Healthcare. As of March 31, 2000, LTC Healthcare owned 194,100 shares of LTC Properties' common stock, representing less than 1% of LTC Properties' outstanding common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     LTC Properties, Inc.
                                     Registrant

Dated:  April 28, 2000          By:  /s/ JAMES J. PIECZYNSKI
                                   -----------------------------
                                         JAMES J. PIECZYNSKI
                                         President, Chief Financial Officer and
                                         Director