Form 10-Q
period 2000-03-31
LTC PROPERTIES INC
filed 2000-05-15
CIK 887905

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   ----------

                                    FORM 10-Q
        (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                   (805) 981-8655
               (Registrant's telephone number, including area code)

         Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---     ----

Shares of Registrant's common stock, $.01 par value, outstanding at May 5, 2000
 - 26,053,254


===============================================================================

                              LTC PROPERTIES, INC.

                                    FORM 10-Q

                                 March 31, 2000


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

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations ...................... 9

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................................12


                                    LTC PROPERTIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands, except share amounts)



                                                                                         March 31,             December 31,
                                                                                           2000                   1999
                                                                                       --------------         --------------
                                                                                        (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization:   2000 - $43,792: 1999 - $39,975                                        $ 427,919              $ 430,776

  Land                                                                                        24,162                 24,162
Mortgage loans receivable held for sale, net of allowance for doubtful
     accounts:  2000 - $1,250: 1999 - $1,250                                                 124,945                131,193
REMIC Certificates                                                                            97,351                 97,605
                                                                                       -------------          --------------
     Real estate investments, net                                                            674,377                683,736
Other Assets:
  Cash and cash equivalents                                                                    2,322                  2,655
  Debt issue costs, net                                                                        1,465                  1,699
  Interest receivable                                                                          4,576                  4,050
  Prepaid expenses and other assets                                                            7,707                  9,144
  Marketable debt securities                                                                  14,565                 14,190
  Note receivable from LTC Healthcare, Inc.                                                   17,543                  6,337
                                                                                       -------------         --------------
                                                                                              48,178                 38,075
                                                                                       -------------         --------------
     Total assets                                                                          $ 722,555              $ 721,811
                                                                                       =============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 2001-2002                                          $  24,642              $  24,642
Bank borrowings                                                                              173,000                160,000
Mortgage loans and notes payable                                                              90,338                 90,536
Bonds payable and capital lease obligations                                                   16,765                 17,096
Accrued interest                                                                               2,391                  2,794
Accrued expenses and other liabilities                                                         4,661                  7,247
Distributions payable                                                                            985                    985
                                                                                       -------------         --------------
     Total liabilities                                                                       312,782                303,300

Minority interest                                                                              9,637                  9,894
Commitments
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     shares issued and outstanding: 2000-7,080,000, 1999-7,080,000                           165,500                165,500
Common stock: $0.01 par value; 40,000,000 shares authorized;                                     260                    270
     shares issued and outstanding: 2000-  26,053,254, 1999-27,035,854
Capital in excess of par value                                                               296,569                304,527
Cumulative net income                                                                        200,772                190,097
Notes receivable from stockholders                                                           (10,142)               (10,258)
Accumulated comprehensive income                                                              (1,197)                (1,246)
Cumulative distributions                                                                    (251,626)              (240,273)
                                                                                       -------------         --------------
     Total stockholders' equity                                                              400,136                408,617
                                                                                       -------------         --------------
     Total liabilities and stockholders' equity                                            $ 722,555              $ 721,811
                                                                                       =============         ==============

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31
                                                                                         ----------------------------------
                                                                                             2000                 1999
                                                                                         ----------             -----------
Revenues:
  Rental income                                                                             $12,982              $11,180
  Interest income from mortgage loans and notes receivable                                    3,849                5,125
  Interest income from REMIC Certificates                                                     4,294                4,424
  Interest and other income                                                                   1,381                1,475
                                                                                            -------              -------
          Total revenues                                                                     22,506               22,204
                                                                                            -------              -------
Expenses:
  Interest expense                                                                            6,521                5,166
  Depreciation and amortization                                                               3,848                3,201
  Minority interest                                                                             235                  287
  Operating and other expenses                                                                1,227                1,010
                                                                                            -------              -------
          Total expenses                                                                     11,831                9,664
                                                                                            -------              -------

Net income                                                                                   10,675               12,540
Preferred dividends                                                                         (3,772)              (3,772)
                                                                                            -------              -------
Net income available to common stockholders                                                 $ 6,903              $ 8,768
                                                                                            =======              =======

Net Income per Common Share:
  Basic                                                                                     $  0.26              $  0.32
                                                                                            =======              =======
  Diluted                                                                                   $  0.26              $  0.32
                                                                                            =======              =======

Comprehensive Income:
  Net income available to common shareholders                                               $ 6,903              $ 8,768
  Unrealized gain (loss) on available for sale securities                                        49                 (536)
                                                                                            -------              -------
Total comprehensive income                                                                  $ 6,952              $ 8,232
                                                                                            =======              =======


                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three Months Ended March 31
                                                                                  ----------------------------

                                                                                            2000             1999
                                                                                        -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $ 10,675         $ 12,540
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             3,848            3,201
     Other non-cash charges                                                                      443              272
     Decrease in accrued interest                                                              (403)           (1,221)
     Net change in other assets and liabilities                                              (3,177)           (1,384)
                                                                                        -------------     ------------
       Net cash provided by operating activities                                              11,386           13,408

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the lines of credit                                                        17,000           71,000
  Repayments of bank borrowings                                                               (4,000)         (29,500)
  Principal payments on mortgage loans payable and capital lease obligations                    (529)            (416)
  Repurchase of common stock                                                                  (7,969)          (4,108)
  Distributions paid                                                                         (11,353)         (14,386)
  Other                                                                                           60             (762)
                                                                                        -------------     ------------
       Net cash provided by (used in) financing activities                                    (6,791)          21,828

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                              -           (5,724)
  Investment in  real estate properties, net                                                  (1,602)          (1,157)
  Investment in debt securities                                                                    -          (12,459)
  Principal payments on mortgage loans receivable                                              5,898            2,529
  Advances under note receivable from LTC Healthcare, Inc.                                   (11,206)          (3,479)
  Payments on note receivable from LTC Healthcare, Inc.                                            -            2,335
  Other                                                                                        1,982           (1,987)
                                                                                        -------------     ------------
      Net cash used in investing activities                                                   (4,928)         (19,942)
                                                                                        -------------     ------------
Increase (decrease) in cash and cash equivalents                                                (333)          15,294
Cash and cash equivalents, beginning of period                                                 2,655            1,503
                                                                                        -------------     ------------
Cash and cash equivalents, end of period                                                    $  2,322         $ 16,797
                                                                                        =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                             $ 6,634          $  6,082
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                $     -          $    300
  Conversion of mortgage loans into owned properties                                        $   350          $ 21,046


                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       GENERAL

LTC Properties, Inc. (the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.       REAL ESTATE INVESTMENTS

MORTGAGE LOANS. During the three months ended March 31, 2000, prepayments totaling $5,558,000 were made on two mortgage loans originally scheduled to mature in 2006 to 2007. A mortgage loan with a net investment balance of approximately $350,000 was converted to an owned property as a result of a foreclosure. At March 31, 2000, the Company had 54 mortgage loans secured by first mortgages on 52 skilled nursing facilities with a total of 5,621 beds and 10 assisted living residences with a total of 580 units located in 23 states. At March 31, 2000, the mortgage loans had interest rates ranging from 9.0% to 13.5% and maturities ranging from 2000 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

REMIC CERTIFICATES. As of March 31, 2000 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $273,819,000 and 7.22%. As of March 31, 2000, the carrying value of the subordinated REMIC certificates held by the Company was $97,351,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.35% at March 31, 2000.

Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of "B" or lower are classified as held-to-maturity. As of March 31, 2000, available-for-sale certificates were recorded at their fair value of approximately $45,276,000. Unrealized holding gains on available-for-sale certificates of $274,000 were included in comprehensive income for the three months ended March 31, 2000. At

                              LTC PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

March 31, 2000 held-to-maturity certificates had a book value of $52,080,000 and a fair value of $44,866,000. As of March 31, 2000, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 23.0% and 11.9%, respectively.

3.       RELATED PARTY TRANSACTIONS

As of March 31, 2000, 33 real estate properties with a gross carrying value of $79,763,000 or 8.73% of the Company's gross real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates) were operated by LTC Healthcare Inc. ("Healthcare"). The Company recorded rental income of approximately $2,042,000 from Healthcare during the three months ended March 31, 2000.

At March 31, 2000 the Company held 239,900 shares of Healthcare common stock that was recorded at its fair value of approximately $255,000. An unrealized holding loss of $225,000 was included in comprehensive income for the three months ended March 31, 2000.

The Company has provided Healthcare with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of March 31, 2000 and December 31, 1999, $17,543,000 and $6,337,000, respectively, was outstanding under the line of credit. During the three months ended March 31, 2000, the Company recorded interest income of $293,000 on the average outstanding principal balance under the line of credit.

As provided for under the administrative services agreement with Healthcare, Healthcare reimbursed the Company for administrative and management advisory services during the three months ended March 31, 2000 and 1999 of $175,000 and $173,000, respectively.

4.       DEBT OBLIGATIONS

As of March 31, 2000 $148,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which expires on October 3, 2000. During the three months ended March 31, 2000, pricing under the Revolving Credit Facility was LIBOR plus a range of 1.25% to 1.375%. As of March 31, 2000, $25,000,000 was outstanding under a term loan that bears interest at LIBOR plus 1.375% and matures on October 2, 2000.

5.       STOCKHOLDERS EQUITY

During the three months ended March 31, 2000, the Company repurchased and retired 1,005,600 shares of common stock for an aggregate purchase price of approximately $7,969,000. In addition, during the three months ended March 31, 2000 the Company granted 23,000 shares of restricted stock. On March 31, 2000, the Company granted 387,500 stock options at an exercise price of $5 3/8. The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

During the three months ended March 31, 2000, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000, and $818,000 respectively. During the three months ended March 31, 2000 the Company declared and paid cash dividends of $ 0.29 per share on its common stock totaling $7,581,000.

                              LTC PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.       MAJOR OPERATORS

At March 31, 2000, Sun Healthcare, Inc. ("Sun") operated 40 facilities representing 11.9% ($108.6 million) of the Company's gross real estate investment portfolio. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. As of March 31, 2000 Sun is not current on principal and interest payments on two mortgage loans with a combined principal balance of $9,043,000 that are secured by five properties. As a result, the Company has placed these loans on non-accrual status and did not record any interest income during the three months ended March 31, 2000.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                               Three Months Ended
                                              --------------------
                                                    March 31,
                                              --------------------
                                                2000        1999
                                              --------    --------
Net income ................................   $ 10,675    $ 12,540
Preferred dividends .......................     (3,772)     (3,772)
                                              --------    --------
Net income for basic net income per share .      6,903       8,768
Effect of dilutive securities:
  8.50% convertible debentures due 2000 ...         --          --
  8.25% convertible debentures due 2001 ...         --          --
  7.75% convertible debentures due 2002 ...         --          --
  Other dilutive securities ...............         --          --
                                              --------    --------
Net income for diluted net income per share   $  6,903    $  8,768
                                              --------    --------

Shares for basic net income  per share ....     26,303      27,522
Effect of dilutive securities:
  8.50% convertible debentures due 2000 ...         --          --
  8.25% convertible debentures due 2001 ...         --          --
  7.75% convertible debentures due 2002 ...         --          --
  Other dilutive securities ...............         --          --
                                              --------    --------
Shares for diluted net income per share ...     26,303      27,522
                                              ========    ========

Basic net income per share ................   $   0.26    $   0.32
                                              ========    ========
Diluted net income per share ..............   $   0.26    $   0.32
                                              ========    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues for the three months ended March 31, 2000 increased to $22,506,000 from $22,204,000 for the same period in 1999. Same store rental income, properties owned for the three months ended March 31, 2000 and the three months ended March 31,1999, increased $129,800 due to the receipts of contingent rents and rental increases as provided for in the lease agreements. Rental income for the three months ended March 31, 2000 increased $1,802,000 compared to the same period of 1999 as a result of the acquisition of 15 properties and the receipt of rental increases as provided for in the lease agreements. Ten of these properties were leased to LTC Healthcare, Inc. ("Healthcare") beginning September 1999, October 1999 and January 2000. The other five properties were leased to third party payors. The decrease in interest income from mortgage loans and notes receivable is largely the result of the mortgage loans which converted to owned properties and were then leased to third parties as discussed above. Interest income from REMIC certificates for the three months ended March 31, 2000 decreased $130,000 compared to the same period of 1999. Interest and other income decreased $94,000 compared to the same period in 1999.

Interest expense increased by $1,355,000 to $6,521,000 for the three months ended March 31, 2000 from $5,166,000 during the same period in 1999 due to an increase in debt outstanding along with general increases in interest rates. Depreciation and amortization increased primarily as a result of the acquisition of properties as discussed above. The increase in general and administrative expenses is attributable to an increase in the number of full time employees.

Net income available to common shareholders decreased to $6,903,000 for the three months ended March 31, 2000 from $8,768,000 for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $495,873,000 invested primarily in owned long-term care facilities, mortgage loans of approximately $126,195,000 and subordinated REMIC certificates of approximately $97,351,000 with a weighted average effective yield of 17.35%. At March 31, 2000 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $273,819,000 and 7.22%. The Company's portfolio consists of 263 skilled nursing facilities, 96 assisted living facilities and six schools in 36 states.

For the three months ended March 31, 2000, the Company had net cash provided by operating activities of $11,386,000. The Company had additional bank borrowings of $17,000,000 and repaid $4,000,000 for the three months ended March 31, 2000. During the three months ended March 31, 2000, the Company repurchased and retired 1,005,600 shares of common stock for an aggregate purchase price of approximately $7,969,000. During the same period, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000, and $818,000, respectively. In addition, the Company paid quarterly cash dividends on its common stock totaling $7,581,000.

During the three months ended March 31, 2000, net cash used in investing activities were $4,928,000. The Company invested $1,602,000 in the expansion and improvements of existing properties and provided Healthcare with an additional $11,206,000 in borrowings under the $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. In addition, principal payments of $5,898,000 were received on mortgage loans receivable during the three months ended March 31, 2000.

As of March 31, 2000 borrowing capacity of $22,000,000 was available under the Company's $170,000,000 unsecured revolving credit facility that matures in October 2000. The revolving credit facility had pricing of LIBOR plus 1.375% at March 31, 2000. After giving effect to borrowing base requirements for outstanding bank borrowings, the Company had $296,852,000 of available unencumbered real estate investments at March 31, 2000. Available unencumbered real estate investments consisted of $155,161,000 in owned properties (before accumulated depreciation), $44,340,000 of mortgage loans (before allowance for doubtful accounts) and $97,351,000 of REMIC certificates. As of March 31, 2000, $25,000,000 was outstanding under a term loan that bears interest at LIBOR plus 1.375% and matures on October 2, 2000.

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

The Company's investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company's costs of financing its operations and the fair market value of its financial assets. The Company generally makes loans that have predetermined increases in interest rates and leases that have agreed upon annual increases. In as much as the Company initially funds its investments with its Revolving Credit Facility, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase between the time the Company originates the investment and replaces the short-term variable rate borrowings with a fixed rate financing.

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

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs and provide funds for distribution to its stockholders. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has continued to limit its investment activity in 2000. The Company expects to refinance the borrowings outstanding under its unsecured credit agreements and utilize cash from operations and additional borrowings under the refinanced unsecured credit agreements to repay the convertible subordinated debentures at maturity. If prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing, the interest expense relating to the refinanced indebtedness would increase adversely affecting our financial condition and results of operations.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):



                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                    2000      1999
                                                 -------   -------
Net income available to common stockholders ..   $ 6,903   $ 8,768
Real estate depreciation .....................     3,848     3,201
                                                 -------   -------
FFO available to common stockholders .........   $10,751   $11,969
                                                 =======   =======

Basic FFO per share ..........................   $  0.41   $  0.43
                                                 =======   =======
Diluted FFO per share ........................   $  0.41   $  0.43
                                                 =======   =======

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations.

PART II

                              LTC PROPERTIES, INC.

                                OTHER INFORMATION

                                 MARCH 31, 2000



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27       Financial Data Schedule

                  In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LTC PROPERTIES, INC.
                                      Registrant



Dated:  May 15, 2000                  By:  /s/  JAMES J. PIECZYNSKI
                                           ------------------------
                                           James J. Pieczynski
                                           President and Chief Financial Officer