Form 10-Q
period 2000-06-30
LTC PROPERTIES INC
filed 2000-08-14
CIK 887905

c


c
===============================================================================


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

                  For the quarterly period ended June 30, 2000

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

Shares of Registrant's common stock, $.01 par value, outstanding at August 11, 2000 - 26,047,854

===============================================================================

                              LTC PROPERTIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000


                                      INDEX

PART I -- FINANCIAL INFORMATION                                                                PAGE

Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets............................................. 3
             Condensed Consolidated Statements of Income ...................................... 4
             Condensed Consolidated Statements of Cash Flows .................................. 5
             Notes to Condensed Consolidated Financial Statements ............................. 6

Item 2.  Management's Discussion and
                Analysis of Financial Condition and Results of Operations .....................10

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................................14

Item 6.  Exhibits and Reports on Form 8-K .....................................................14

                              LTC PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                                                         June 30,              December 31,
                                                                                           2000                   1999
                                                                                       --------------         --------------
                                                                                         (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization:   2000 - $47,114, 1999 - $39,975                                         $420,425               $430,776
  Land                                                                                        23,953                 24,162
Mortgage loans receivable held for sale, net of allowance for doubtful
     accounts:  2000 - $1,250, 1999 - $1,250                                                 124,612                131,193
REMIC Certificates                                                                            96,838                 97,605
                                                                                       -------------          -------------
     Real estate investments, net                                                            665,828                683,736
Other Assets:
  Cash and cash equivalents                                                                    1,516                  2,655
  Debt issue costs, net                                                                        1,177                  1,699
  Interest receivable                                                                          5,612                  4,050
  Prepaid expenses and other assets                                                           10,246                  9,144
  Marketable debt securities                                                                  14,404                 14,190
  Note receivable from LTC Healthcare, Inc.                                                   19,495                  6,337
                                                                                       -------------          -------------
                                                                                              52,450                 38,075
                                                                                       -------------          -------------
     Total assets                                                                           $718,278               $721,811
                                                                                       =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 2001-2002                                            $24,642                $24,642
Bank borrowings                                                                              168,500                160,000
Mortgage loans and notes payable                                                              90,059                 90,536
Bonds payable and capital lease obligations                                                   16,699                 17,096
Accrued interest                                                                               3,325                  2,794
Accrued expenses and other liabilities                                                         4,687                  7,247
Distributions payable                                                                          1,803                    985
                                                                                       -------------          -------------
     Total liabilities                                                                       309,715                303,300

Minority interest                                                                              9,872                  9,894
Commitments                                                                                        -                      -
Stockholders' equity:
Preferred stock $0.01 par value: 10,000,000 shares authorized;
     shares issued and outstanding: 2000-7,080,000, 1999-7,080,000                           165,500                165,500
Common stock: $0.01 par value; 40,000,000 shares authorized;
     shares issued and outstanding: 2000- 26,047,854, 1999-27,035,854                            260                    270
Capital in excess of par value                                                               296,569                304,527
Cumulative net income                                                                        210,624                190,097
Notes receivable from stockholders                                                           (10,117)               (10,258)
Accumulated comprehensive income                                                              (1,202)                (1,246)
Cumulative distributions                                                                    (262,943)              (240,273)
                                                                                       -------------          --------------
     Total stockholders' equity                                                              398,691                408,617
                                                                                       -------------          --------------
     Total liabilities and stockholders' equity                                             $718,278               $721,811
                                                                                       =============          ==============

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                        2000         1999               2000          1999
                                                                      -------     --------           --------      ---------
Revenues:
  Rental income                                                       $13,084     $ 11,475            $26,066      $ 22,655
  Interest income from mortgage loans and notes receivable              4,175        4,976              8,024        10,101
  Interest income from REMIC Certificates                               4,291        4,381              8,585         8,805
  Interest and other income                                             1,167        2,126              2,548         3,601
                                                                      -------     --------           --------      ---------
          Total revenues                                               22,717       22,958             45,223        45,162
                                                                      -------     --------           --------      ---------
Expenses:
  Interest expense                                                      6,922        5,425             13,443        10,591
  Depreciation and amortization                                         3,838        3,342              7,686         6,543
  Minority interest                                                       235          225                470           512
  Operating and other expenses                                          1,870        1,083              3,097         2,093
                                                                      -------     --------           --------      ---------
          Total expenses                                               12,865       10,075             24,696        19,739
                                                                      -------     --------           --------      ---------

Net income                                                              9,852       12,883             20,527        25,423
Preferred dividends                                                    (3,771)      (3,771)            (7,543)       (7,543)
                                                                      -------     --------           --------      ---------
Net income available to common stockholders                            $6,081      $ 9,112           $ 12,984      $ 17,880
                                                                      =======     ========           ========      =========

Net Income per Common Share:
  Basic                                                                $ 0.23        $0.33             $ 0.50      $   0.65
                                                                      =======     ========           ========      =========
  Diluted                                                              $ 0.23        $0.33             $ 0.50      $   0.65
                                                                      =======     ========           ========      =========


Comprehensive Income:
  Net income                                                          $ 9,852     $ 12,883           $ 20,527      $ 25,423
                                                                      -------     --------           --------      ---------
  Unrealized gain (loss) on available for sale securities                 (5)         (738)                44        (1,274)
                                                                      -------     --------           --------      ---------
Total comprehensive income                                             $9,847     $ 12,145           $ 20,571      $ 24,149
                                                                      =======     ========           ========      =========

                                                SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,

                                                                                                  2000         1999
                                                                                             -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $ 20,527      $ 25,423
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                7,686         6,543
     Other non-cash charges                                                                       1,465           170
     Increase in accrued interest                                                                   531           119
     Net change in other assets and liabilities                                                  (6,612)       (2,498)
                                                                                             -----------  ------------
       Net cash provided by operating activities                                                 23,597        29,757

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in real estate mortgages                                                                 -        (8,383)
  Acquisitions of real estate properties and capital improvements, net                           (1,541)       (1,157)
  Proceeds from sale of real estate properties, net                                               3,833             -
  Investment in debt securities                                                                       -       (13,097)
  Principal payments on mortgage loans receivable                                                 6,231         2,943
  Advances under note receivable from LTC Healthcare, Inc.                                      (13,158)       (5,072)
  Payments on note receivable from LTC Healthcare, Inc.                                               -         3,085
  Other                                                                                           2,013        (5,954)
                                                                                             -----------  ------------
      Net cash used in investing activities                                                      (2,622)      (27,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the lines of credit                                                           21,000        92,000
  Repayments of bank borrowings                                                                 (12,500)      (53,500)
  Principal payments on mortgage loans payable and capital lease obligations                       (874)         (592)
  Redemption of convertible subordinated debentures                                                   -        (2,263)
  Repurchase of common stock                                                                     (7,968)       (4,368)
  Distributions paid                                                                            (21,852)      (28,840)
  Other                                                                                              80          (404)
                                                                                             -----------  ------------
       Net cash provided by (used in) financing activities                                      (22,114)        2,033
                                                                                             -----------  ------------

Increase (decrease) in cash and cash equivalents                                                 (1,139)        4,155
Cash and cash equivalents, beginning of period                                                    2,655         1,503
                                                                                             -----------  ------------
Cash and cash equivalents, end of period                                                         $1,516        $5,658
                                                                                             ===========  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                                  $ 12,332      $  9,871
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                   $      -      $    300
  Conversion of mortgage loans into owned properties                                           $    350      $ 21,046

                                              SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS cont
                                   (UNAUDITED)


1.   GENERAL

LTC Properties, Inc. (the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

The condensed consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.   REAL ESTATE INVESTMENTS

OWNED PROPERTIES. In April and June 2000 the Company sold two skilled nursing facilities. Net proceeds from these sales totaled approximately $3,833,000.

MORTGAGE LOANS. At June 30, 2000, the Company had 53 mortgage loans secured by first mortgages on 52 skilled nursing facilities with a total of 5,621 beds and 10 assisted living residences with a total of 580 units located in 23 states. At June 30, 2000, the mortgage loans had interest rates ranging from 9.0% to 13.5% and maturities ranging from 2000 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

REMIC CERTIFICATES. As of June 30, 2000 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $272,632,000 and 7.22%. As of June 30, 2000, the carrying value of the subordinated REMIC certificates held by the Company was $96,838,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.01% at June 30, 2000.

Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of "B" or lower are classified as held-to-maturity. As of June 30, 2000, available-for-sale certificates were recorded at their fair value of approximately $44,577,000. Unrealized holding gains on available-for-sale certificates of $55,000 were included in comprehensive income for the three months ended June 30, 2000. Unrealized holding losses on available-for-sale certificates of $705,000 were included in comprehensive income for the three months ended June 30, 1999. At June 30, 2000 held-to-maturity certificates had a book value of

                              LTC PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS cont
                                   (UNAUDITED)

$52,261,000 and a fair value of $45,141,000. As of June 30, 2000, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 22.9% and 11.9%, respectively.

3.   RELATED PARTY TRANSACTIONS

As of June 30, 2000, 30 real estate properties with a gross carrying value of $78,656,000 or 8.67% of the Company's gross real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates) were operated by LTC Healthcare, Inc. ("Healthcare"). During the three and six months ended June 30, 2000, the Company recorded rental income of approximately $2,045,000 and $4,087,000 respectively, from Healthcare. In April 2000, the Company sold a facility that has continued to be operated by Healthcare. Healthcare anticipates that the lease with the new owner will be terminated and that it will no longer operate the facility once the new owner receives a change of ownership licensure from the government payors. These properties, which are leased, in general, are on a short-term basis, and once the properties are stabilized, new rental rates may be approved by the independent members of the Board of Directors of both Healthcare and the Company. The Company is in the process of evaluating rents on properties which are currently under performing. The results of the review may be to reduce certain rents or to close and sell certain properties. If rents are reduced, it is management's estimate that the reduction in the annual rental income to the Company may range from $2,000,000 to $4,000,000.

At June 30, 2000 the Company held 207,900 shares of Healthcare common stock that was recorded at its fair value of approximately $195,000. For the three months ended June 30, 2000 and 1999, an unrealized holding loss of $60,000 and $201,000, respectively was included in comprehensive income.

The Company has provided Healthcare with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of June 30, 2000 and December 31, 1999, $19,495,000 and $6,337,000, respectively, was outstanding under the line of credit. As of July 6, 2000, the maximum borrowings of $20,000,000 was outstanding under the line of credit. The Company is currently in discussions with its lenders to allow it to increase the line of credit to Healthcare to $25,000,000. During the three months ended June 30, 2000 and 1999, the Company recorded interest income of $475,000 and $442,000, respectively. For the six months ended June 30, 2000 and 1999, the Company recorded interest income of $768,000 and $867,000, respectively on the average outstanding principal balance under the line of credit.

During the three months ended June 30, 2000, the Company had an administrative services agreement with Healthcare, which was terminated with an effective date of January 1, 2000, since Healthcare has its own management and administrative staff. For the three months and six months ended June 30, 1999, Healthcare reimbursed the Company for administrative and management advisory services of $242,000 and $415,000, respectively. The Company will continue to provide advisory services to Healthcare. On June 23, 2000, the Company's Board of Directors appointed Healthcare as the Company's exclusive sales agent for all skilled nursing facilities for a period of one year and approved a commission agreement with Healthcare. During the three months ended June 30, 2000, the Company paid Healthcare sales commissions of approximately $255,000 pursuant to the agreement.

4.   DEBT OBLIGATIONS

As of June 30, 2000, $143,500,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility") which provides for a maturity of

                              LTC PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS cont
                                   (UNAUDITED)

October 2, 2000. During the six months ended June 30, 2000, pricing under the Revolving Credit Facility was LIBOR plus a range of 1.25% to 1.375%. As of June 30, 2000, $25,000,000 was outstanding under a term loan that bears interest at LIBOR plus 1.375% and provides for a maturity of October 2, 2000.

The Company has been negotiating a renewal of the Revolving Credit Facility, as well as a renewal of a $25,000,000 term loan (the "Term Loan"), which also provides for a maturity of October 2, 2000. Bank of America Corporation, one of the nine lenders/participants in the Revolving Credit Facility, has recently indicated it would not agree to renew its participation in the Revolving Credit Facility unless the Company agrees to new terms which the Company believes are not commercially reasonable. Failure to renew the Revolving Credit Facility and the Term Loan on commercially reasonable terms could have a material adverse effect on the Company. In the event that the Company and the lenders are unable to agree on a renewal of the Revolving Credit Facility, as well as the Term Loan; the amounts outstanding thereunder would be due on October 2, 2000, and the Company does not have a source for repayment of such amounts by such date. In addition, the Company has $32,192,000 in principal amounts of Convertible Subordinated Debentures and certain other debt, which contain provisions permitting acceleration if there are certain defaults in the Company's indebtedness, which would include defaults under the Revolving Credit Facility and the Term Loan. The Company has consulted with legal counsel and is considering various alternatives if the Revolving Credit Facility and the Term Loan are not renewed, such as lender liability lawsuits, and seeking the protections afforded under Chapter 11 of the federal bankruptcy laws. If the Company and the lenders reach agreement, the Company expects the new credit agreement will be at a higher rate of interest, require some collateralization, include mandatory periodic paydowns, further limit dividend distributions and restrict repurchases of stock.

5.   STOCKHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company repurchased and retired 1,005,600 shares of common stock for an aggregate purchase price of approximately $7,968,000. In addition, during the six months ended June 30, 2000 the Company granted 23,000 shares of restricted stock and the Company granted 487,500 stock options principally at an exercise price of $5 3/8. The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

During the six months ended June 30, 2000, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3,658,000, $2,250,000 and $818,000, respectively. In addition, the Company declared dividends as of June 15, 2000 on its Series C Preferred Stock totaling $818,000, which were paid on July 6, 2000. During the six months ended June 30, 2000 the Company declared and paid quarterly cash dividends of $ 0.29 per share per quarter on its common stock totaling $15,126,000.

6.   MAJOR OPERATORS

Sun Healthcare, Inc. ("Sun") is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. At June 30, 2000, Sun operated 40 facilities representing 11.93% or $108,319,000 of the Company's gross real estate investment portfolio.

As of June 30, 2000, Sun was not current on principal and interest payments on two mortgage loans with a combined principal balance of approximately $9,041,000 that were secured by five properties. Based on an agreement approved by the Bankruptcy Court, the following events happened subsequent to the close of the second quarter. The Company has agreed to purchase these five properties from Sun for the

                              LTC PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS cont
                                   (UNAUDITED)


amount of debt that was outstanding. In connection with this purchase, Sun paid the accrued interest that was due on these loans to the Company. Since the loans were on non-accrual status, the Company will recognize this interest income in the third quarter when it was received. Two of the properties have already been transferred to the Company and are leased to a third party for an initial annual rental payment of approximately $559,000. The remaining three properties are scheduled to be transferred to the Company on or prior to August 31, 2000. As a result of the above agreement, Sun is now current on all of its mortgage and lease payments to the Company as well as all payments on mortgages collateralized by the Company's REMIC certificates.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                    June 30,
                                                          2000          1999          2000          1999
                                                         ------        ------        ------        ------
Net income                                             $  9,852      $ 12,883      $ 20,527      $ 25,423
Preferred dividends                                      (3,771)       (3,771)       (7,543)       (7,543)
                                                       --------      --------      --------      --------
Net income for basic net income per share                 6,081         9,112        12,984        17,880
Effect of dilutive securities:
  8.25% convertible debentures due 1999                       -           206             -           415

  8.25% convertible debentures due 2001                       -             -             -             -

  8.50% convertible debentures due 2001                       -             -             -             -

  7.75% convertible debentures due 2002                       -             -             -             -

  Other dilutive securities                                   -            66             -            22
                                                       --------      --------      --------      --------
Net income for diluted net income per share            $  6,081      $  9,384      $ 12,984      $ 18,317
                                                       ========      ========      ========      ========
Shares for basic net income per share                    26,051        27,411        26,177        27,466
Effect of dilutive securities:
  8.25% convertible debentures due 1999                       -           645             -           645
  8.25% convertible debentures due 2001                       -             -             -             -
  8.50% convertible debentures due 2001                       -             -             -             -
  7.75% convertible debentures due 2002                       -             -             -             -
  Other dilutive securities                                   -           217             -            51
                                                       --------      --------      --------      --------
Shares for diluted net income per share                  26,051        28,273        26,177        28,162
                                                       ========      ========      ========      ========

Basic net income per share                             $  0.23       $  0.33       $   0.50      $   0.65
                                                       ========      ========      ========      ========
Diluted net income per share                           $  0.23       $  0.33       $   0.50      $   0.65
                                                       ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues for the three months ended June 30, 2000 decreased to $22,717,000 from $22,958,000 for the same period in 1999. Rental income for the three months ended June 30, 2000 increased $1,609,000 compared to the same period of 1999 primarily as a result of the acquisition of 15 properties and the receipt of rental increases as provided for in the lease agreements. Ten of these properties were leased to LTC Healthcare, Inc. ("Healthcare") beginning September 1999, October 1999 and January 2000. The other five properties were leased to third party payors. Same store rental income, properties owned for the three months ended June 30, 2000 and the three months ended June 30,1999, increased $221,000 due to the receipts of contingent rents and rental increases as provided for in the lease agreements. The decrease in interest income from mortgage loans and notes receivable is largely the result of the mortgage loans which converted to owned properties and were then leased to third parties as discussed above. Interest income from REMIC certificates for the three months ended June 30, 2000 decreased $90,000 compared to the same period of 1999 as a result of the effect of the amortization of the related asset. Interest and other income decreased $959,000 compared to the same period in 1999 primarily as a result of certain investment gains that were realized in the second quarter of 1999.

Interest expense increased by $1,497,000 to $6,922,000 for the three months ended June 30, 2000 from $5,425,000 during the same period in 1999 due to an increase in debt outstanding along with general increases in interest rates. Depreciation and amortization increased primarily as a result of the acquisition of properties as discussed above. The increase in general and administrative expenses is attributable to an increase in the number of full-time employees, additional legal costs and the effect of the elimination of income received from Healthcare for administrative costs.

Net income available to common stockholders decreased to $6,081,000 for the three months ended June 30, 2000 from $9,112,000 for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues for the six months ended June 30, 2000 increased to $45,223,000 from $45,162,000 for the same period in 1999. Rental income for the six months ended June 30, 2000 increased $3,411,000 compared to the same period of 1999 primarily as a result of the acquisition of 15 properties and the receipt of rental increases as provided for in the lease agreements. Ten of these properties were leased to LTC Healthcare, Inc. ("Healthcare") beginning September 1999, October 1999 and January 2000. The other five properties were leased to third party payors. Same store rental income, properties owned for the six months ended June 30, 2000 and the six months ended June 30,1999, increased $349,000 due to the receipts of contingent rents and rental increases as provided for in the lease agreements. The decrease in interest income from mortgage loans and notes receivable is largely the result of the mortgage loans which converted to owned properties and were then leased to third parties as discussed above. Interest income from REMIC certificates for the six months ended June 30, 2000 decreased $220,000 compared to the same period of 1999 as a result of the effect of the amortization of the related asset. Interest and other income decreased $1,053,000 compared to the same period in 1999 primarily as a result of certain investment gains that were realized in the first half of 1999.

Interest expense increased by $2,852,000 to $13,443,000 for the six months ended June 30, 2000 from $10,591,000 during the same period in 1999 due to an increase in debt outstanding along with general increases in interest rates. Depreciation and amortization increased primarily as a result of the acquisition of properties as discussed above. The increase in general and administrative expenses is attributable to an increase in the number of full time employees, additional legal costs and the effect of the elimination of income received from Healthcare for administrative costs.

Net income available to common stockholders decreased to $12,984,000 for the six months ended June 30, 2000 from $17,880,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $491,492,000 invested primarily in owned long-term care facilities, mortgage loans of approximately $125,862,000 and subordinated REMIC certificates of approximately $96,838,000 with a weighted average effective yield of 17.01%. At June 30, 2000 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $272,632,000 and 7.22%. The Company's portfolio consists of 262 skilled nursing facilities, 95 assisted living facilities and six schools in 36 states.

For the six months ended June 30, 2000, the Company had net cash provided by operating activities of $23,597,000. The Company had additional bank borrowings of $21,000,000 and repaid $12,500,000 for the six months ended June 30, 2000. During the same period, the Company repaid $874,000 of principal on mortgage loans payable and capital lease obligations. During the six months ended June 30, 2000, the Company repurchased and retired 1,005,600 shares of common stock for an aggregate purchase price of approximately $7,968,000. During the six months ended June 30, 2000, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3,658,000, $2,250,000, and $818,000, respectively. On July 6, 2000, the Company paid dividends on Series C Preferred Stock declared as of June 15, 2000 totaling $818,000. In addition, the Company paid quarterly cash dividends on its common stock totaling $15,126,000.

During the six months ended June 30, 2000, net cash used in investing activities was $2,622,000. The Company invested $1,541,000 in the expansion and improvements of existing properties and sold two skilled nursing facilities for net proceeds of $3,833,000. In addition, the Company provided Healthcare with an additional $13,158,000 in borrowings under the $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. In addition, principal payments of $6,231,000 were received on mortgage loans receivable during the six months ended June 30, 2000, including $5,558,000 related to the early payoff of two loans.

As of June 30, 2000, $143,500,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility"), which provides for a maturity of October 2, 2000. The Company has been negotiating a renewal of the Revolving Credit Facility, as well as a renewal of a $25,000,000 term loan (the "Term Loan"), which also provides for a maturity of October 2, 2000. Bank of America Corporation, one of the nine lenders/participants in the Revolving Credit Facility, has recently indicated it would not agree to renew its participation in the Revolving Credit Facility unless the Company agrees to new terms which the Company believes are not commercially reasonable. Failure to renew the Revolving Credit Facility and the Term Loan on commercially reasonable terms could have a material adverse effect on the Company. In the event that the Company and the lenders are unable to agree on a renewal of the Revolving Credit Facility, as well as the Term Loan; the amounts outstanding thereunder would be due on October 2, 2000, and the Company does not have a source for repayment of such amounts by such date. In addition, the Company has $32,192,000 in principal amounts of Convertible Subordinated Debentures and certain other debt, which contain provisions permitting acceleration if there are certain defaults in the Company's indebtedness, which would include defaults under the Revolving Credit Facility and the Term Loan. The Company has consulted with legal counsel and is considering various alternatives if the Revolving Credit Facility and the Term Loan are not renewed, such as lender liability lawsuits, and seeking the protections afforded under Chapter 11 of the federal bankruptcy laws. If the Company and the lenders reach agreement, the Company expects the new credit agreement will be at a higher rate of interest, require some collateralization, include mandatory periodic paydowns, further limit dividend distributions and restrict repurchases of stock.

The Company expects its future income and ability to make distributions from cash flows from operations to depend on the collectibility of its mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing facilities, assisted living facilities and schools owned by or pledged to the Company. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, the Company's future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. The Company cannot presently predict what impact these proposals may have, if any. The Company believes that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing facilities, assisted living facilities and schools. In addition, the Company will monitor its borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

As of June 30, 2000, Healthcare operates 29 properties in the Company's real estate portfolio, of which 27 of these properties are leased from the Company and two properties are owned by Healthcare and are securing mortgage loans that collateralize the Company's REMIC Certificates. The 27 properties leased from the Company currently generate annual rental income to the Company of approximately $8,200,000. These properties, which are leased, in general, are on a short-term basis, and once the properties are stabilized, new rental rates will be approved by the independent members of the Board of Directors of both Healthcare and the Company. The Company is in the process of evaluating lease rates on properties operated by Healthcare. The results of this evaluation may be to reduce rents for certain properties or to close and sell certain properties. The Company expects that the annual rent agreed upon by the Board of Directors may be substantially less than the annual rent currently being paid. It is management's estimate that the reduction in the annual rental income to the Company may range from $2,000,000 to $4,000,000.

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

The REMIC certificates retained by the Company are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of impairment to any of the underlying mortgages. The returns on the Company's investment in REMIC certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management's estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs and provide funds for distribution to its stockholders. The Company is presently in discussions with the lenders for an extension of the Company's Bank Loans. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has continued to limit its investment activity in 2000. The Company expects to utilize cash from operations and additional borrowings under the Bank Loans, if extended, to repay the convertible subordinated debentures at maturity. If prevailing interest rates or other factors at the time of refinancing (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing, the interest expense relating to the refinanced indebtedness would increase and therefore adversely affect the Company's financial condition and results of operations. In addition, the lenders extending the Bank Loans may require periodic mandatory paydowns, further limit dividend distributions, and restrict repurchases of stock. If the Bank Loans are not extended, the Company's financial condition and results of operations would be adversely impacted.

FUNDS FROM OPERATIONS

The Company has adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income applicable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest. In addition, the Company excludes any unrealized gains or losses resulting from temporary changes in the estimated fair value of its REMIC Certificates and impairment charges, if any, from the computation of FFO.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                                   2000            1999             2000           1999
                                                               ----------    ------------       ----------    -----------
Net income available to common stockholders                       $6,081         $ 9,112         $ 12,984        $17,880
Real estate depreciation                                           3,838           3,342            7,686          6,543
                                                               ----------    ------------       ----------    -----------
FFO available to common stockholders                              $9,919        $ 12,454         $ 20,670        $24,423
                                                               ==========    ============       ==========    ===========

Basic FFO per share                                               $ 0.38          $ 0.45           $ 0.79         $ 0.89
                                                               ==========    ============       ==========    ===========
Diluted FFO per share                                             $ 0.38          $ 0.44           $ 0.78         $ 0.87
                                                               ==========    ============       ==========    ===========

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company's facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company's agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations.

                                     PART II

                              LTC PROPERTIES, INC.

                               OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LTC Properties, Inc. held its Annual Meeting of Stockholders (the "Meeting") on June 23, 2000, at which the Company's stockholders voted to (1) elect the nominated board of six directors for the ensuing year or until the election and qualification of their respective successors and (2) to act upon a proposed amendment to Article VII of the Company's Articles of Incorporation to increase the authorized number of shares of the Preferred Stock from 10,000,000 to 20,000,000.

Holders of record of the Company's common stock as of the close of business on March 31, 2000 were entitled to vote at the Meeting. As of the close of business on March 31, 2000, there were 26,053,254 shares of common stock outstanding and entitled to vote and 24,783,688 of such shares were represented at the Meeting. Each of the directors received 91% of the shares cast in favor of his or her election. The Company's proposal to amend the Article VII of the Company's Articles of Incorporation, which required a two-thirds vote, was not approved.

The shares cast for each director were as follows: Andre C. Dimitriadis:
22,525,921 for and 2,257,767 withheld; Edmund C. King: 22,519,236 for and
2,264,452 withheld; James J. Pieczynski: 22,562,025 for and 2,221,663 withheld; Wendy L. Simpson: 22,562,206 for and 2,221,482 withheld; Timothy J. Triche:
22,517,254 for and 2,266,434 withheld; Sam Yellen: 22,520,411 for and 2,263,277 withheld. With respect to the proposed amendment to the Articles of Incorporation, the shares cast were 9,813,633 for, 4,737,361 against and 205,099 abstained.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         27       Financial Data Schedule

                  In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LTC PROPERTIES, INC.
                              Registrant



Dated:  August 11, 2000       By:  /s/  WENDY L. SIMPSON
                                   ---------------------
                                        Wendy L. Simpson
                            Vice Chairman and Chief Financial Officer