Form 10-Q
period 2000-09-30
LTC PROPERTIES INC
filed 2000-11-14
CIK 887905

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459
                                   ----------

                                    FORM 10-Q
(Mark One)
   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

   /_/          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

Shares of Registrant's common stock, $.01 par value, outstanding at November 3, 2000 - 26,047,854.

================================================================================

                              LTC PROPERTIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000


                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets....................................................... 3
             Consolidated Statements of Income ................................................ 4
             Consolidated Statements of Cash Flows ............................................ 5
             Notes to Consolidated Financial Statements ....................................... 6

Item 2.  Management's Discussion and
             Analysis of Financial Condition and Results of Operations ........................12

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .....................................................16

                              LTC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                                             2000                1999
                                                                                       -----------------    ----------------
                                                                                         (Unaudited)
ASSETS
Real Estate Investments:
  Buildings and improvements, net of accumulated depreciation and
     amortization:   2000 - $44,604;  1999 - $39,975                                        $417,406               $430,776
  Land                                                                                        23,499                 24,162
Mortgage loans receivable, net of allowance for doubtful
     accounts:  2000 - $1,250;  1999 - $1,250                                                112,592                131,193
REMIC Certificates                                                                            96,332                 97,605
                                                                                       --------------         --------------
     Real estate investments, net                                                            649,829                683,736
Other Assets:
  Cash and cash equivalents                                                                    2,267                  2,655
  Debt issue costs, net                                                                          888                  1,699
  Interest receivable                                                                          4,581                  4,050
  Prepaid expenses and other assets                                                            8,287                  9,144
  Marketable debt securities                                                                  15,421                 14,190
  Due from LTC Healthcare, Inc. under line of credit                                          19,557                  6,337
                                                                                       --------------         --------------
                                                                                              51,001                 38,075
                                                                                       ==============         ==============
     Total Assets                                                                           $700,830               $721,811
                                                                                       ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures due 2001-2002                                           $ 24,642               $ 24,642
Bank borrowings                                                                              140,000                160,000
Mortgage loans and notes payable                                                             103,612                 90,536
Bonds payable and capital lease obligations                                                   16,625                 17,096
Accrued interest                                                                               1,857                  2,794
Accrued expenses and other liabilities                                                         5,719                  7,247
Distributions payable                                                                            985                    985
                                                                                       --------------         --------------
     Total Liabilities                                                                       293,440                303,300

Minority interest                                                                              9,637                  9,894

Stockholders' equity:
Preferred stock $0.01 par value: 10,000 shares authorized;
     shares issued and outstanding:  2000 - 7,080;  1999 - 7,080                             165,500                165,500
Common stock: $0.01 par value; 40,000 shares authorized;
     shares issued and outstanding:  2000 - 26,048;  1999 - 27,036                               260                    270
Capital in excess of par value                                                               296,568                304,527
Cumulative net income                                                                        220,914                190,097
Notes receivable from stockholders                                                           (10,066)               (10,258)
Accumulated comprehensive income                                                              (1,156)                (1,246)
Cumulative distributions                                                                    (274,267)              (240,273)
                                                                                       --------------         --------------
     Total Stockholders' Equity                                                              397,753                408,617
                                                                                       --------------         --------------
     Total Liabilities and Stockholders' Equity                                             $700,830               $721,811
                                                                                       ==============         ==============

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   -------------------------      ----------------------------
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   -------------------------      ----------------------------
                                                                         2000         1999               2000          1999
                                                                   -------------------------      ----------------------------
Revenues:
  Rental income                                                       $12,148      $11,572            $38,214       $34,227
  Interest income from mortgage loans and notes receivable              3,592        5,026             11,616        15,127
  Interest income from REMIC Certificates                               4,197        4,419             12,782        13,224
  Interest and other income                                             1,599        1,778              4,147         5,379
                                                                   ----------- -------------      ------------    ------------
          Total revenues                                               21,536       22,795             66,759        67,957
                                                                   ----------- -------------      ------------    ------------
Expenses:
  Interest expense                                                      7,177        5,399             20,620        15,990
  Depreciation and amortization                                         3,799        3,256             11,485         9,799
  Minority interest                                                       236          253                706           765
  Operating and other expenses                                          1,305        1,941              4,402         4,034
                                                                   ----------- -------------      ------------    ------------
          Total expenses                                               12,517       10,849             37,213        30,588
                                                                   ----------- -------------      ------------    ------------

Operating income                                                        9,019       11,946             29,546        37,369
Gain on sale of assets, net                                             1,271            -              1,271             -
                                                                   ----------- -------------      ------------    ------------
Net income                                                             10,290       11,946             30,817        37,369
Preferred dividends                                                    (3,772)      (3,772)           (11,315)       (11,315)
                                                                   ----------- -------------      ------------    ------------
Net income available to common stockholders                            $6,518       $8,174            $19,502       $26,054
                                                                   =========== =============      ============    ============
Net Income per Common Share:
  Basic                                                                 $0.25        $0.30             $ 0.75        $ 0.95
                                                                   =========== =============      ============    ============
  Diluted                                                               $0.25        $0.30             $ 0.75        $ 0.95
                                                                   =========== =============      ============    ============
Comprehensive Income:
  Net income                                                          $10,290      $11,946            $30,817       $37,369
  Unrealized gain (loss) on available for sale securities                  46           90                 90        (1,184)
                                                                   ----------- -------------      ------------    ------------
Total comprehensive income                                            $10,336      $12,036            $30,907       $36,185
                                                                   =========== =============      ============    ============








                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              ------------------------
                                                                                                2000         1999
                                                                                             -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $ 30,817      $ 37,369
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                              11,485         9,799
     Gain on repurchase of convertible subordinated debentures                                       -        (1,021)
     Other non-cash charges                                                                      1,338         1,609
     Gain on sale of real estate investments, net                                               (1,271)            -
     Decrease in accrued interest                                                               (1,043)       (1,560)
     Net change in other assets and liabilities                                                 (6,198)       (3,395)
                                                                                             -----------  ------------
       Net cash provided by operating activities                                                35,128        42,801
                                                                                             -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in mortgage loans receivable                                                         (964)       (8,555)
  Acquisitions of real estate properties and capital improvements, net                          (3,829)       (5,929)
  Proceeds from sale of real estate properties, net                                             38,152             -
  Investment in debt securities                                                                      -       (13,097)
  Principal payments on mortgage loans receivable                                                8,620         6,309
  Advances under line of credit to LTC Healthcare, Inc.                                        (14,753)       (8,123)
  Payments on line of credit to LTC Healthcare, Inc.                                               565         4,674
  Other                                                                                           (383)       (6,748)
                                                                                             -----------  ------------
      Net cash provided by (used in) investing activities                                       27,408       (31,469)
                                                                                             -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the lines of credit                                                          36,000       117,500
  Repayments of bank borrowings under lines of credit                                          (56,000)      (64,500)
  Principal payments on mortgage loans payable and capital lease obligations                    (1,091)         (771)
  Redemption of convertible subordinated debentures                                                  -       (25,780)
  Repurchase of common stock                                                                    (7,968)       (4,488)
  Distributions paid                                                                           (33,994)      (32,612)
  Other                                                                                            129          (313)
                                                                                             -----------  ------------
       Net cash used in financing activities                                                   (62,924)      (10,964)
                                                                                             -----------  ------------
Increase (decrease) in cash and cash equivalents                                                  (388)          368
Cash and cash equivalents, beginning of period                                                   2,655         1,503
                                                                                             -----------  ------------
Cash and cash equivalents, end of period                                                      $  2,267      $  1,871
                                                                                             ===========  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                                 $ 20,789      $ 16,604
Non-cash investing and financing transactions:
  Conversion of debentures into common stock                                                  $     -       $    435
  Conversion of mortgage loans into owned properties                                             6,797        34,874
  Assumption of mortgage loans payable for acquisitions of real estate properties               13,696         7,510
  Reduction in receivables from LTC Healthcare, Inc. for acquisitions of real estate             5,346             -
   properties

                             SEE ACCOMPANYING NOTES

                              LTC PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

LTC Properties, Inc. (the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. Certain amounts in the 1999 financial statements have been reclassified to conform with financial statement presentations in 2000. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

No provision has been made for federal income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.       REAL ESTATE INVESTMENTS

OWNED PROPERTIES. During the first six months of calendar 2000 the Company sold one 100-bed skilled nursing facility in North Carolina and one 104-bed skilled nursing facility in Tennessee. These two sales generated approximately $3,966,000 of net proceeds resulting in a net gain of $129,000. The Company's original investment in these properties was approximately $5,001,000.

In the quarter ended September 2000, the Company sold nine skilled nursing facilities in four separate transactions. The combined transactions included 1,139 beds in four states, generated approximately $34,186,000 of net proceeds resulting in a net gain of approximately $7,508,000. Details of the sale are as follows:

In July 2000, the Company sold a closed 214-bed skilled nursing facility in Iowa. The sale generated approximately $353,000 in net proceeds, which approximated the Company's investment balance in this property. The Company's original investment in the property was a mortgage with a balance of $2,767,000 (prior to an impairment charge of $2,417,000 recorded in 1999).

In August 2000, the Company sold one 120-bed skilled nursing facility in Tennessee for a gross sales price of approximately $3,010,000. This home had been operated by LTC Healthcare, Inc. ("Healthcare") and was leased for an annual rental of approximately $273,000. The Company's original investment in this property was approximately $2,550,000.

The Company sold in September 2000, a 92-bed skilled nursing facility in California to the facility's operator. The gross sales price was approximately $3,100,000 and the Company's original investment in the property was approximately $2,575,000. This property was leased for an annual rental of approximately $331,000.

                              LTC PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

Also in September 2000, the Company sold six skilled nursing facilities in Florida to Delta Health Group, Inc. ("Delta"). These six facilities had been leased and operated by Delta, contained a combined 713-beds and were leased for an annual rental of approximately $3,010,000. The total gross sales price of these facilities was approximately $30,000,000. The Company's original investment in the facilities was approximately $27,390,000. Additionally, the Company received a three year $2,000,000 note with an interest rate of 10%. This note is a deposit on a seventh skilled nursing facility in Florida currently operated by Delta. The ultimate gross total sales price of this facility is approximately $6,000,000. The Company's original investment in this facility was approximately $6,542,000 and was generating approximately $621,000 in annual rental income. The facility is now generating annual rent to the Company of approximately $435,000 based on the remaining investment balance, net of the $2,000,000 deposit, of $4,542,000.

MORTGAGE LOANS. At September 30, 2000, the Company had 50 mortgage loans secured by first mortgages on 49 skilled nursing facilities with a total of 5,416 beds and 8 assisted living residences with a total of 369 units located in 23 states. At September 30, 2000, the mortgage loans had interest rates ranging from 9.1% to 13.5% and maturities ranging from 2001 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

REMIC CERTIFICATES. As of September 30, 2000 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $269,954,000 and 7.22%. As of September 30, 2000, the carrying value of the subordinated REMIC certificates held by the Company was $96,332,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.25% at September 30, 2000.

Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of "B" or lower are classified as held-to-maturity. As of September 30, 2000, available-for-sale certificates were recorded at their fair value of approximately $43,911,000. Unrealized holding gains on available-for-sale certificates of $93,000 and $106,000 were included in comprehensive income for the three months ended September 30, 2000 and 1999. At September 30, 2000 held-to-maturity certificates had a book value of $52,421,000 and a fair value of $31,563,000. As of September 30, 2000, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 22.8% and 11.9%, respectively.

3.       IMPAIRMENT CHARGE

During the nine months ended September 30, 2000 the Company recorded an impairment charge of approximately $6,400,000. The impairment charge included the write-down of the carrying value to the estimated net realizable value of two owned skilled nursing facilities of $1,000,000, mortgage loans secured by skilled nursing facilities of $4,100,000 and notes receivable of $1,300,000. The impairment charge has been netted against the gain on sale of properties in the consolidated statement of income.

                              LTC PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

4.       RELATED PARTY TRANSACTIONS

As of September 30, 2000, 29 real estate properties with a gross carrying value of $76,653,000 or 8.78% of the Company's gross and net real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates) were operated by LTC Healthcare, Inc. ("Healthcare"). During the three and nine months ended September 30, 2000, the Company recorded rental income of approximately $1,031,000 and $5,118,000 respectively, from Healthcare. These properties are leased in general, on a short-term basis, and new rental rates as of July 1, 2000 were approved by the independent members of the Board of Directors of both Healthcare and the Company. The new rates are for one year, ending June 30, 2001, at which time all leases will be reevaluated by the Company and Healthcare. Annual rental from Healthcare under these new rates is approximately $4,100,000.

At September 30, 2000 the Company held 207,900 shares of Healthcare common stock that was recorded at its fair value of approximately $117,000. For the three months ended September 30, 2000 and 1999, an unrealized holding loss of $47,000 and $16,000, respectively, was included in comprehensive income.

The Company has provided Healthcare with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of September 30, 2000 and December 31, 1999, $19,557,000 and $6,337,000, respectively, was outstanding under the line of credit. Under the terms of the new Secured Revolving Credit (See Note 5.), the Company is permitted to loan Healthcare up to $25,000,000. The Company and Healthcare have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. During the three months ended September 30, 2000 and 1999, the Company recorded interest income of $489,000 and $451,000, respectively. For the nine months ended September 30, 2000 and 1999, the Company recorded interest income of $1,257,000 and $1,319,000, respectively on the average outstanding principal balance under the line of credit.

During 1999, the Company had an administrative services agreement with Healthcare. Accordingly, Healthcare reimbursed the Company for administrative and management advisory services in the amounts of $162,000 and $577,000 for the three months and the nine months ended September 30, 1999. The administrative services agreement was terminated effective January 1, 2000 since Healthcare has its own management and administrative staff. The Company received no reimbursement for administrative and management advisory services in 2000. The Company continues to provide advisory services to Healthcare. On June 23, 2000, the Company's Board of Directors appointed Healthcare as the Company's exclusive sales agent for all skilled nursing facilities for a period of one year and approved a commission agreement with Healthcare. Pursuant to the agreements, during the three months and nine months ended September 30, 2000, the Company paid Healthcare sales commissions of approximately $1,345,000 and $1,600,000, respectively.

On September 6, 2000 the Company purchased 100% of the common stock of Coronado Corporation ("Coronado") and Park Villa Corporation ("Park Villa") from Healthcare for a total purchase price of $19,200,000, which was based upon independent appraisals. As a result of the purchase, the Company assumed approximately $13,700,000 of mortgage debt and reduced receivables from Healthcare by approximately $5,300,000. Annual rentals from these properties total approximately $1,600,000 (increasing annually by 3%) and annual interest expense for the assumed mortgages is approximately $1,300,000.

                              LTC PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

5.       DEBT OBLIGATIONS

As of September 30, 2000, $115,000,000 was outstanding under the Company's $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility"). During the nine months ended September 30, 2000, pricing under the Revolving Credit Facility was LIBOR plus a range of 1.25% to 1.375%. As of September 30, 2000, $25,000,000 was outstanding under a term loan that bears interest at LIBOR plus 1.375%. At September 30, 2000 the Company's interest rate was 8.06%.

Both of these financing agreements matured on October 2, 2000 and the Company received an extension from its lenders to October 31, 2000 during which time the Company and its lenders were negotiating a new loan agreement. The extension was under the same terms and conditions as the existing financing agreements.

The Company and its lenders have entered into a new Senior Secured Revolving Credit Agreement (the "Secured Revolving Credit") that expires on October 2, 2004 and replaces the above mentioned two credit facilities. The Secured Revolving Credit initially provides for $185,000,000 of total commitments with periodic reductions of these commitments to fully retire the commitments as of October 2, 2004. Specifically scheduled available commitments as of December 31, 2000, 2001, 2002 and 2003 are $185,000,000, $157,500,000, $95,000,000 and
$75,000,000 respectively.

The Secured Revolving Credit pricing varies between LIBOR plus 2.00% and LIBOR plus 3.00% depending on the Company's leverage ratio. Had this agreement been in place at September 30, 2000, the Company's interest rate would have been 9.1%.

The Secured Revolving Credit contains financial covenants including, but not limited to a collateral value ratio, funded debt ratio, senior leverage ratio, interest coverage ratio and a tangible net worth ratio. Under the terms of the Secured Revolving Credit the Company is limited in any fiscal year to paying total common and preferred cash dividends to 110% of consolidated taxable income. Additional provisions in the Secured Revolving Credit provide for the release of certain collateral when the commitments are reduced to $100,000,000 or less and $60,000,000 or less and allows the Company to buyback its stock once the commitments are $135,000,000 or less. In addition to a fee to the lenders at the time of signing the Secured Revolving Credit, the Company has agreed to pay an additional fee to the lenders based on total commitments, if any, outstanding as of October 2, 2002.

6.       STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2000, the Company repurchased and retired 1,005,600 shares of common stock for an aggregate purchase price of approximately $7,968,000. In addition, during the nine months ended September 30, 2000 the Company granted 23,000 shares of restricted stock and the Company granted 487,500 stock options principally at an exercise price of $5 3/8. The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

During the nine months ended September 30, 2000, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5,486,000, $3,375,000 and $2,454,000, respectively. During the nine months ended September 30, 2000 the Company declared and paid quarterly cash dividends of $0.29 per share per quarter on its common stock totaling $22,679,000. Subsequent to September 30, 2000, the Company's Board of Directors authorized the buyback of up to five million shares once the Company is so permitted under the Secured Revolving credit.

                              LTC PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

7.       MAJOR OPERATORS

Sun Healthcare, Inc. ("Sun") is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. At September 30, 2000, Sun operated 40 facilities representing 12.89% or $112,597,000 of the Company's gross real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates).

During the quarter ended September 30, 2000, the Company purchased two properties from Sun for the amount of debt that was outstanding. In connection with these transactions, Sun paid accrued interest that was due to the Company. Since the two loans were on non-accrual status, the Company recognized this interest income in the third quarter when it was received. The two properties purchased in the third quarter are leased to a third party for an initial annual rental payment of approximately $561,000.

As of September 30, 2000, Sun was not current on principal and interest payments on one mortgage loan secured by three properties, with a combined principal balance of approximately $3,500,000. The Company agreed to purchase the three properties from Sun for the amount of debt outstanding. Subsequent to September 30, 2000, the Company completed the purchase of the three properties discussed above and has leased them to a third party for an initial annual rental payment of approximately $440,000. As a result of the above mentioned transactions, Sun is now current on all of its mortgage and lease payments to the Company as well as all payments on mortgages collateralized by the Company's REMIC Certificates.

8.       SUBSEQUENT EVENT

In October 2000, TesseracT Group ("TesseracT") filed for reorganization under Chapter 11 of the Bankruptcy Code. TesseracT leases and operates five charter schools from the Company, one in Minnesota and four in Arizona.

Prior to TesseracT's filing for bankruptcy protection, the Company was in negotiations with TesseracT and a possible new tenant to lease one of the Arizona schools to the new tenant.

At this time it is not possible to predict when the Company will know if TesseracT will confirm or reject its leases with the Company. However, the Company has been contacted by several interested parties to lease or buy individual or multiple schools currently leased by TesseracT. While this action by TesseracT will temporarily interrupt cash flow to the Company from these properties, management believes these properties will be leased or purchased by new operators.

At September 30, 2000 the Company's gross investment in these five schools was approximately $23,300,000. Annual rental is approximately $2,500,000. As of September 30, 2000, TesseracT was current on all rents. Subsequently TesseracT has not paid rent for the month of October but has paid $208,000 of the $212,000 due for November 2000 rent.

                              LTC PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
                                   (UNAUDITED)

9.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------     -----------------------
                                                              2000         1999          2000         1999
                                                           ----------  -----------     ----------  -----------
Net income                                                   $10,290      $11,946       $30,817       $37,369
Preferred dividends                                           (3,772)      (3,772)      (11,315)      (11,315)
                                                           ----------  -----------     ----------  -----------
Net income for basic net income per share                      6,518        8,174        19,502        26,054
Effect of dilutive securities:
  8.25% convertible debentures due 1999                            -            -             -             -
  8.25% convertible debentures due 2001                            -            -             -             -
  8.50% convertible debentures due 2001                            -            -             -             -
  7.75% convertible debentures due 2002                            -            -             -             -
  Other dilutive securities                                        -            -             -             -
                                                           ----------  -----------     ----------  -----------
Net income for diluted net income per share                   $6,518       $8,174       $19,502       $26,054
                                                           ==========  ===========     ==========  ===========

Shares for basic net income per share                         26,048       27,386        26,134        27,439
Effect of dilutive securities:
  Stock options                                                    -            -             -            16
  8.25% convertible debentures due 1999                            -            -             -             -
  8.25% convertible debentures due 2001                            -            -             -             -
  8.50% convertible debentures due 2001                            -            -             -             -
  7.75% convertible debentures due 2002                            -            -             -             -
  Other dilutive securities                                        -            -             -             -
                                                           ----------  -----------     ----------  -----------
Shares for diluted net income per share                       26,048       27,386        26,134        27,455
                                                           ==========  ===========     ==========  ===========

Basic net income per share                                     $0.25        $0.30         $0.75         $0.95
                                                           ==========  ===========     ==========  ===========
Diluted net income per share                                   $0.25        $0.30         $0.75         $0.95
                                                           ==========  ===========     ==========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the three months ended September 30, 2000 decreased to $21.5 million from $22.8 million for the same period in 1999. Rental income for the three months ended September 30, 2000 increased $0.6 million compared to the same period of 1999 primarily as a result of the acquisition of 19 properties and the receipt of rental increases as provided for in the lease agreements partially offset by the elimination of rents from sold properties. Eight of the properties purchased were leased to LTC Healthcare, Inc. ("Healthcare") beginning September 1999, October 1999 and January 2000. The other eleven properties were leased to third party payors. Same store rental income, properties owned for the three months ended September 30, 2000 and the three months ended September 30,1999, decreased $0.6 million due to the new rental rates discussed in Note 4, partially offset by the receipts of contingent rents and rental increases as provided for in the lease agreements. Interest income from mortgage loans and notes receivable decreased $1.4 million primarily as a result of the mortgage loans which converted to owned properties and were then leased to third parties as discussed above. Interest income from REMIC certificates for the three months ended September 30, 2000 decreased $0.2 million compared to the same period of 1999 due to the amortization of the related asset. Interest and other income for the three months ended September 30, 2000 were comparable to the same period in 1999.

Interest expense increased by $1.8 million to $7.2 million for the three months ended September 30, 2000 from $5.4 million during the same period in 1999, due to an increase in debt outstanding along with general increases in interest rates. Depreciation and amortization increased $0.5 million due to the acquisition of properties as discussed above. General and administrative expenses decreased $0.6 million in the third quarter of 2000 due to a non-recurring expense in the third quarter of 1999 related to a settlement of an employee related dispute.

Net income available to common stockholders decreased to $6.5 million for the three months ended September 30, 2000 from $8.2 million for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the nine months ended September 30, 2000 decreased to $66.8 million from $68.0 million for the same period in 1999. Rental income for the nine months ended September 30, 2000 increased $4.0 million compared to the same period of 1999 primarily as a result of the acquisition of 24 properties and the receipt of rental increases as provided for in the lease agreements partially offset by the elimination of rents from sold properties. Eight of the properties purchased were leased to Healthcare beginning September 1999, October 1999 and January 2000. The other 16 properties were leased to third party payors. Same store rental income, properties owned for the nine months ended September 30, 2000 and the nine months ended September 30,1999, decreased $0.3 million due to the new rental rates discussed in Note 4, partially offset by the receipts of contingent rents and rental increases as provided for in the lease agreements. Interest income from mortgage loans and notes receivable decreased $3.5 million primarily as a result of the mortgage loans which converted to owned properties and were then leased to third parties as discussed above. Interest income from REMIC certificates for the nine months ended September 30, 2000 decreased $0.4 million compared to the same period of 1999 due to the amortization of the related asset. Interest and other income decreased $1.2 million compared to the same period in 1999 primarily as a result of certain investment gains that were realized in the first half of 1999.

Interest expense increased by $4.6 million to $20.6 million for the nine months ended September 30, 2000 from $16.0 million during the same period in 1999 due to an increase in debt outstanding along with general increases in interest rates. Depreciation and amortization increased $1.7 million due to the acquisition of properties as discussed above. The increase in general and administrative expenses is attributable to an increase in the number of full time employees, additional legal costs and the effect of the elimination of reimbursements received from Healthcare for administrative costs.

Net income available to common stockholders decreased to $19.5 million for the nine months ended September 30, 2000 from $26.1 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $485.5 million invested primarily in owned long-term care facilities, mortgage loans of approximately $113.8 million and subordinated REMIC certificates of approximately $96.3 million with a weighted average effective yield of 17.25%. At September 30, 2000 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $270.0 million and 7.22%. The Company's portfolio consists of investments in 250 skilled nursing facilities, 95 assisted living facilities and six schools in 36 states.

For the nine months ended September 30, 2000, the Company had net cash provided by operating activities of $35.1 million. The Company invested $3.8 million in the acquisition of two properties and the expansion and improvements of existing properties. The Company sold nine skilled nursing facilities for net proceeds of $38.2 million. In addition, the Company provided Healthcare with an additional $14.2 million in borrowings under the $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. In addition, principal payments of $8.6 million were received on mortgage loans receivable during the nine months ended September 30, 2000, including $7.7 million related to the early payoff of two loans.

During the nine months ended September 30, 2000, the Company had additional bank borrowings of $36.0 million and repaid $56.0 million. During the same period, the Company repaid $1.1 million of principal on mortgage loans payable and capital lease obligations. During the nine months ended September 30, 2000, the Company repurchased and retired 1,005,600 shares of common stock for an aggregate purchase price of approximately $8.0 million. During the nine months ended September 30, 2000, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5.5 million, $3.4 million, and $2.4 million, respectively. In addition, the Company paid quarterly cash dividends on its common stock totaling $22.7 million.

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

As of September 30, 2000, Healthcare operates 29 properties in the Company's real estate portfolio, of which 27 of these properties are leased from the Company and two properties are owned by Healthcare and are securing mortgage loans that collateralize the Company's REMIC Certificates. The 27 properties leased from the Company currently generate annual rental income to the Company of approximately $4.1 million. These properties are leased on a short-term basis.

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

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs and provide funds for distribution to its stockholders. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has continued to limit its investment activity in 2000. The Company expects to utilize cash from operations and additional borrowings under the Secured Revolving Credit, to repay the convertible subordinated debentures at maturity. The Secured Revolving Credit requires periodic reductions of commitments. The Company expects to meet these reductions through a combination of cash from operations, asset sales and refinancings. If prevailing interest rates or other factors at the time of refinancing, if any, (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing the interest expense relating to the refinanced indebtedness would increase and therefore adversely affect the Company's financial condition and results of operations.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                  ----------------------      ------------------------
                                                                       2000        1999              2000        1999
                                                                  ---------- -----------       -----------  ----------
 Net income available to common stockholders                       $6,518       $ 8,174          $19,502      $26,054
 Gain on sale of assets, net                                       (1,271)           -            (1,271)           -
 Real estate depreciation                                           3,799         3,256           11,485        9,799
                                                                  ---------- -----------       -----------  ----------
 FFO available to common stockholders                              $9,046       $11,430          $29,716      $35,853
                                                                  ========== ===========       ===========  ==========
 Basic FFO per share                                               $ 0.35        $ 0.42           $ 1.14       $ 1.31
                                                                  ========== ===========       ===========  ==========
 Diluted FFO per share                                             $ 0.35        $ 0.42           $ 1.13       $ 1.28
                                                                  ========== ===========       ===========  ==========

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

                                     PART II

                              LTC PROPERTIES, INC.

                                OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    EXHIBITS

         10     Senior Secured Revolving Credit Agreement dated October 31, 2000

         27     Financial Data Schedule

                In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

         (b)    REPORTS ON FORM 8-K

                No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LTC PROPERTIES, INC.
                              Registrant



Dated:  November 14, 2000         By:  /s/ WENDY L. SIMPSON
                                       ----------------------------------------
                                           Wendy L. Simpson
                                  Vice Chairman and Chief Financial Officer