Form 10-K405
period 2000-12-31
LTC PROPERTIES INC
filed 2001-02-22
CIK 887905

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       Registrant's telephone number, including area code: (805) 981-8655

           Securities registered pursuant to Section 12(b) of the Act:


                  Title of Stock                                    Name of each exchange on which registered
---------------------------------------------------------           -----------------------------------------
Common stock, $.01 Par Value                                                   New York Stock Exchange
9.50% Series A Cumulative Preferred Stock, $.01 Par Value                      New York Stock Exchange
9.00% Series B Cumulative Preferred Stock, $.01 Par Value                      New York Stock Exchange
7.75% Convertible Subordinated Debentures due 2002                             New York Stock Exchange
8.25% Convertible Subordinated Debentures due 2001                             New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of voting stock held by non-affiliates of the Company is approximately $110,076,000 as of January 29, 2001.

                                   26,031,414
      (Number of shares of common stock outstanding as of January 29, 2001)

Part III is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders.
================================================================================

                 STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

CERTAIN INFORMATION CONTAINED IN THIS ANNUAL REPORT INCLUDES STATEMENTS THAT ARE NOT PURELY HISTORICAL AND ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS OTHER THAN HISTORICAL FACTS CONTAINED IN THIS ANNUAL REPORT ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ALL FORWARD LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE REASONABLE, NO ASSURANCE CAN BE GIVEN THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. THE ACTUAL RESULTS ACHIEVED BY US MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES OF SUCH STATEMENTS. EXHIBIT 99 TO THIS ANNUAL REPORT CONTAINS A MORE COMPREHENSIVE DISCUSSION OF RISKS AND UNCERTAINTIES ASSOCIATED WITH OUR BUSINESS.

ITEM 1.          BUSINESS

GENERAL

LTC Properties, Inc., a health care real estate investment trust (a "REIT"), was organized on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in long-term care and other health care related facilities through mortgage loans, facility lease transactions and other investments. During 1998, we began making investments in the education industry by investing in private and charter schools from pre-school through eighth grade. Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in long-term care facilities and other health care related facilities managed by experienced operators providing quality care. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment.

In accordance with "plain English" guidelines provided by the Securities and Exchange Commission, whenever we refer to "our company" or to "us", or use the terms "we" or "our", we are referring to LTC Properties, Inc. and its subsidiaries.

We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

At December 31, 2000, we had a gross investment portfolio (adjusted to include mortgage loans to third parties underlying our investment in REMIC certificates) of $845.5 million. Our investment portfolio consisted of $551.2 million in 249 skilled nursing facilities with 28,364 beds, $269.9 million in 94 assisted living facilities with 4,366 units and $24.4 million in four schools. 71 healthcare providers and two education providers in 36 states operate the properties in our portfolio.

OWNED PROPERTIES. During 2000, we acquired two skilled nursing facilities with a total of 393 beds from a related party for a gross purchase price (based upon independent appraisals) of $19.2 million and invested approximately

$4.3 million in the expansion and improvement of existing properties. Mortgage loans with outstanding principal balances totaling $12.3 million that were secured by eight long-term care facilities with 771 beds/units were converted into owned properties. As of December 31, 2000, our investment in owned properties consisted of 66 skilled nursing facilities with a total of 7,797 beds, 86 assisted living facilities with a total of 3,997 units and four schools in 26 states, representing a gross investment of approximately $468.5 million.

During the year ended December 31, 2000, the Company sold 11 skilled nursing facilities, one assisted living facility and two schools. These sales resulted in a net gain of approximately $9.0 million.

The majority of our long-term care facilities are leased to operators pursuant to long-term operating leases that generally have an initial term of 10 to 20 years and provide for increases in the rent based upon specified rate increases, increases in revenues over defined base periods, or increases based on consumer price indices. Currently we have one-year leases on 21 skilled nursing facilities that expire June 30, 2001 and month-to-month leases on two skilled nursing facilities with a related party. All leases are triple net leases that require the lessee to pay all taxes, insurance, maintenance and other costs of the facilities.

MORTGAGE LOANS. As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. (See "INVESTMENT AND OTHER POLICIES" in this Section.) We also provide construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. During 2000, we advanced $1.0 million for renovation and expansion under a mortgage loan previously provided on a skilled nursing facility. At December 31, 2000, we had 48 mortgage loans secured by first mortgages on 45 skilled nursing facilities with a total of 5,160 beds and eight assisted living residences with 369 units located in 22 states.

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

REMIC CERTIFICATES. We complete a securitization by transferring mortgage loans to a newly created Real Estate Mortgage Investment Conduit ("REMIC") that, in turn, issues mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC Certificates are sold to third parties and a portion of the REMIC Certificates are retained by us. The REMIC Certificates we retain are subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retain are interest-only certificates which have no principal amount and entitle us to receive cash flows designated as interest. At December 31, 2000, we had investments in REMIC Certificates with a carrying value of $95.0 million ($96.3 million, at amortized cost, prior to any adjustment of available for sale certificates to fair market value).

FINANCING AND OTHER TRANSACTIONS. During 2000, we obtained a $185.0 million Senior Secured Revolving Line of Credit that expires on October 2, 2004, which bears interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The Senior Secured Revolving Line of Credit initially provides for $185.0 million of total commitments with periodic reductions of these commitments to fully retire the commitments as of October 2, 2004. Specifically, scheduled available commitments as of December 31, 2000, 2001, 2002 and 2003 are $185.0 million, $157.5 million,
$95.0 million and $75.0 million, respectively. As of December 31, 2000 borrowings of $118.0 million bearing interest at LIBOR plus 2.50% were outstanding under the revolving credit facility.

The two skilled nursing facilities acquired during 2000 were acquired subject to the assumption of existing non-recourse mortgage debt of $13.7 million that bears interest at a weighted average rate of 9.25%.

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

      - the occupancy and demand for similar facilities in the area surrounding the property; and

      - the Medicaid reimbursement policies and plans of the state in which the property is located.

We place primary emphasis on investing in long-term care facilities that have low investment per bed/unit ratios and do not have to rely on the provision of ancillary services to cover debt service or lease obligations. In addition, with respect to skilled nursing facilities, we attempt to invest in facilities that do not have to rely on a high percentage of private pay patients. We seek to invest in facilities that are located in suburban and rural areas of states with improving reimbursement climates. Prior to every investment, we conduct a facility site review to assess the general physical condition of the facility, the potential of additional sub-acute services and the quality of care the operator provides. In addition, we review the environmental reports, state survey and financial statements of the facility before the investment is made. We prefer to invest in a facility that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing facilities. We believe that assisted living facilities are an important sector in the long-term care market and our investments in recent years have included direct ownership of assisted living facilities. We believe that assisted living facilities represent a lower cost long-term care alternative for senior adults than skilled nursing facilities. We invest primarily in assisted living facilities that attract the moderate-income private pay patients in smaller communities, preferably in states that have adopted Medicaid waiver programs or are in the process of adopting or reviewing their policies and reimbursement program to provide funding for assisted living residences. We believe that locating residences in a state with a favorable regulatory and reimbursement climate should provide a stable source of residents eligible for Medicaid reimbursement to the extent private-pay residents are not available, and should provide alternative sources of income for residents when their private funds are depleted and they become Medicaid eligible.

The terms of our existing revolving credit facility limit our investments outside of health care real estate to $20.0 million. There are no other formal restrictions imposed in our investment in any single type of property or joint venture; however, difficult capital market conditions in the health care industry have limited our access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, we reduced our investment activity in 2000 and intend to continue to limit our investment activity in 2001. At December 31, 2000, we had no outstanding commitments to provide mortgage or sale/leaseback financing.

BORROWING POLICIES. We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional long-term care facilities or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short-term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. We may also arrange for long-term borrowings through public offerings or from institutional investors. To the extent that we receive net cash proceeds from such borrowings, the terms of our revolving credit facility require us to reduce the outstanding commitment and repay an equal amount of the net cash proceeds received from such borrowings on amounts outstanding under the revolver.

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

COMPETITION

In the healthcare industry, we compete for real property investments with healthcare providers, other healthcare related REITs, real estate partnerships, banks, insurance companies and other investors. Many of our competitors are significantly larger and have greater financial resources and lower cost of capital than we have available to us. Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital. Difficult capital market conditions for the health care industry have limited our access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, we reduced our investment activity in 2000 and intend to continue to limit our investment activity in 2001.

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

DIFFICULTIES EXPERIENCED BY MAJOR OPERATORS

The regulatory and reimbursement environments in which nursing homes operate have experienced significant adverse changes in recent years. See "GOVERNMENTAL REGULATION" below. Given the negative impact of these changes on the financial performance of operators of nursing homes and assisted living facilities, we evaluated our real estate investment portfolio during 2000. As a result of our analysis, we recorded a non-cash impairment charge and costs of foreclosure and lease terminations on certain properties in our real estate investment portfolio totaling approximately $14.8 million. See "Item 8. FINANCIAL STATEMENTS - NOTE 5. IMPAIRMENT CHARGE".

LTC HEALTHCARE, INC.

During 1998, we completed the spin-off of all LTC Healthcare, Inc. ("LTC Healthcare") voting common stock through a taxable dividend distribution to the holders of our common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures. Upon completion of the distribution, LTC Healthcare began operating as a separate public company.

As of December 31, 2000, 27 of our skilled nursing facilities with a gross carrying value of $67.1 million were leased to LTC Healthcare. Also, as of December 31, 2000, LTC Healthcare had mortgage loans secured by six skilled nursing facilities with total outstanding principal balances of $16.4 million and a weighted average interest rate of 9.25% payable to REMIC pools originated by us. Two of the skilled nursing facilities securing the mortgage loans payable to the REMIC pools are operated by LTC Healthcare and the remaining four skilled nursing facilities are leased to third party operators. Subsequent to December 31, 2000, we agreed with LTC Healthcare to an early termination of four leases with annual rents totaling approximately $0.7 million. Leases on 23 of the facilities currently operated by LTC Healthcare with annual base rents totaling $3.4 million will expire on or before June 30, 2001. The terms of these leases will be renegotiated prior to their expiration; however, there can be no assurance that the leases will be renewed or that if renewed, the annual base rents will remain at the current level.

We have provided LTC Healthcare with a $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31, 2000, $16.6 million was outstanding under the line of credit. Under the terms of the new Senior Secured Revolving Line of Credit, we are permitted to loan LTC Healthcare up to $25.0 million. We have not increased the $20.0 million unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board.

As of December 31, 2000, we owned 180,000 shares of LTC Healthcare common stock.

EMPLOYEES

We currently employ 19 people.

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

BALANCED BUDGET ACT - MEDICARE. The Balanced Budget Act, enacted on August 5, 1997, made numerous changes to the Medicare and Medicaid programs that affect operators of our healthcare properties. With respect to the Medicare program, the law required the Secretary of the Department of Health and Human Services ("HHS") to establish a PPS system for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. Payment is determined by resource utilization groups ("RUGs"). The PPS system is being phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. Subsequent legislation (see discussion below on the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act of 2000) increased the per diem rate for certain higher-acuity patients. The Balanced Budget Act also instituted a consolidated billing requirement for skilled nursing facilities, under which such facilities must submit Medicare claims to the fiscal intermediary for all the Part A and Part B services that its residents receive, except for certain specifically excluded services. Moreover, the law established: (1) a $1,500 per beneficiary annual cap for all outpatient physical therapy services and speech language pathology services; and (2) a $1,500 per beneficiary annual cap for all outpatient occupational therapy services. As of April 2000, these annual caps were removed.

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

BALANCED BUDGET REFINEMENT ACT - MEDICARE. In the Balanced Budget Refinement Act, enacted November 29, 1999, Congress sought to mitigate some of the effects of the Balanced Budget Act. With respect to skilled nursing facilities, the law temporarily increases the PPS per diem rates by 20 percent for 15 patient categories (based on acuity). This payment increase is intended to compensate skilled nursing facilities for the provision of care to medically complex patients, pending appropriate refinements to the PPS system. Facilities providing care to patients falling within every non-rehabilitation patient category above the presumptive (rebuttable) Medicare eligibility line will benefit from this increase. Three patient categories falling within the "high" and "medium" rehabilitation category also are subject to the increase. The increased payments began on April 1, 2000, and will end when the Health Care Financing Administration ("HCFA") implements a refined RUG system that better accounts for medically-complex patients. The law also provides for a four percent increase in the federal per diem payment rates for all patient acuity categories in both fiscal years 2001 and 2002. This increase is calculated exclusive of the 20 percent rate increase for the 15 acuity categories subject to direct adjustments. The 20 percent rate increase for medical complexity will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate. The law also provides for a one-time waiver for skilled nursing facilities which elect to immediately transition to the full federal rate (rather than a blend of the federal rate and a facility-specific rate during the three year transition period) on or after December 15, 1999, for cost reporting periods beginning on or after January 1, 2000. In addition to the per diem rate increases for certain patient categories, the Balanced Budget Refinement Act temporarily suspended for years 2000 and 2001 the reimbursement caps on Part B therapy services imposed by the Balanced Budget Act. The law also excluded certain additional items and services from the Part A skilled nursing facility consolidated billing requirement.

BENEFITS IMPROVEMENT AND PROTECTION ACT - MEDICARE. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, signed into law December 21, 2000, includes provisions designed to further mitigate the effects of reimbursement cuts contained in the Balanced Budget Act. Among other things, the Benefits Improvement and Protection Act eliminates the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001, implemented in two phases. Specifically, the update rate for October 1, 2000 through March 31, 2001 is the market basket index ("MBI") increase minus one percentage point; the update for the period April 1, 2001 through September 30, 2001 is the MBI increase plus one percentage point. This increase will not be included when determining payment rates for the subsequent period. In fiscal years 2002 and 2003, payment updates will equal the MBI increase minus 0.5 percentage points. Temporary increases in the federal per diem rates under the Balanced Budget Refinement Act will be in addition to these payment increases. The Benefits Improvement and Protection Act also increases payment for the nursing component of each RUG by 16.66 percent for services furnished after April 1, 2001 and before October 1, 2002. Moreover, the Benefits Improvement and Protection Act further refines the consolidated billing requirements. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and therapy services covered under Part B. In other words, for residents not covered under a Part A stay, SNFs may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. The Benefits Improvement and Protection Act also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for residents needing "medium" or "low" levels of therapy. Specifically, effective for services furnished on or after April 1, 2002 and before implementation of the refined RUG system (discussed above), the law increases by 6.7 percent the federal per diem payments for 14 rehabilitation categories. The 20 percent additional payment under the Balanced Budget Refinement Act for the three rehabilitation categories is removed to make this provision budget neutral. The Benefits Improvement and Protection Act also permits the Secretary of HHS to establish a process for geographic reclassification of skilled nursing facilities based upon the method used for inpatient hospitals. In addition, the law extends the moratorium on the physical therapy and occupational therapy payment caps for one year, through 2002.

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

Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on the operators' liquidity, financial condition and results of operations, which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid "upper payment limit" requirements. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

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

Certain states are currently evaluating various proposals to restructure healthcare delivery within their respective jurisdictions. It is uncertain at this time what legislation of this type will ultimately be enacted and implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. We anticipate that state legislatures will continue to review and assess various healthcare reform proposals and alternative healthcare systems and payment methodologies. We are unable to predict the ultimate impact of any future state restructuring of the healthcare delivery system, but such changes could have a material adverse effect on the operators' liquidity, financial condition and results of operations, which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

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

CERTIFICATE OF NEED. Certificate of Need ("CON") statutes and regulations control the development and expansion of healthcare services and facilities in certain states. The CON process is intended to promote quality healthcare and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds. CONs or other similar approvals may be required in connection with our future acquisitions and/or expansions. There can be no assurance that our operators or we will be able to obtain the CONs or other approvals necessary for any or all such projects.

SURVEY AND CERTIFICATION. Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective July 1, 1995. These regulations require that surveys focus on resident outcomes. They also state that all deviations from participation requirements will be considered deficiencies, but a facility may have certain minor deficiencies and be in substantial compliance with the regulations. The regulations identify various remedies that may be imposed against facilities and specify the categories of deficiencies for which they will be applied. These remedies include, but are not limited to: civil money penalties of up to $10,000 per day or "per instance"; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with applicable requirements for participation may also result in termination of the provider's Medicare and Medicaid provider agreements. Termination of an operator's Medicare or Medicaid provider agreement could have a material adverse effect on the operator's liquidity, financial condition and results of operations, which, in turn, could affect adversely its ability to make rental payments or mortgage payments to us.

The Clinton administration implemented several initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and the creation of a Medicare financial management team made up of 100 "fraud fighters" to be located in the offices of every Medicare contractor nationwide.

REFERRAL RESTRICTIONS AND FRAUD AND ABUSE. The Medicare and Medicaid anti-kickback statute, 42 U.S.C. Section 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state healthcare program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state healthcare programs. The statute and the so-called safe harbor regulations establish numerous exceptions by defining conduct, which are not subject to prosecution or other enforcement remedies. Violation of the anti-kickback statute could result in criminal conviction, as well as civil money penalties and exclusions.

The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services," including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted. On January 4, 2001, HCFA released the first part of the long-awaited Stark II final rule. This final rule will be divided into two phases. Phase I focuses on the provisions related to prohibited referrals, the general exception to ownership and compensation arrangement prohibitions and the related definitions. Most of Phase I of the rulemaking will become effective

January 4, 2002, one year after the date of its publication in the FEDERAL REGISTER. Phase II of the final rule is expected to be released in early 2001. Phase II will cover the remaining portions of the statute, including those pertaining to Medicaid. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things: conforms the supervision requirements to HCFA coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates new exceptions for indirect compensation arrangements and compensation of faculties in academic medical centers.

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

HEALTH INFORMATION PRACTICES. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that HHS will adopt pursuant to the Health Insurance Portability and Accountability Act are standards for the following:

           *electronic transactions and code sets;
           *unique identifiers for providers, employers, health plans and individuals;
           *security and electronic signatures;
           *privacy; and
           *enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures.

Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our operators' compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

HHS finalized the new transaction standards on August 17, 2000, and covered entities, such as our operators, will be required to comply with them by October 16, 2002. The privacy standards were issued on December 28, 2000, and become effective on February 26, 2001 with a compliance date of February 26, 2003. On January 20, 2001, the Bush Administration issued a memorandum directing federal executive departments and agencies to delay by 60 days the effective date of regulations that have been issued, but which have not yet taken effect. The memorandum contains an exception for congressionally mandated regulations that appears to exempt these privacy standards from the directive. Even if the directive is determined to be applicable to these standards, it may not result in changes to the regulations or in a delay in the compliance date. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be changes to the privacy standards or their compliance date. With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

We believe the operators of our healthcare properties are aware of and should be evaluating the effect of HIPAA. We believe our operators cannot at this time estimate the cost of such compliance, nor estimate the cost of compliance with standards that have not yet been finalized. The new and proposed health information standards are likely to have a significant effect on the manner in which the operators of our healthcare properties handle health data and communicate with payors. However, based on our current knowledge, we cannot currently estimate the cost of compliance or if there will be a material adverse effect on our business, financial condition or results of operations as a result of our operators experiencing increased costs for compliance.

COMPLIANCE PROGRAM. On March 16, 2000, the Office of Inspector General of HHS ("OIG") issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in health care programs, including Medicare and Medicaid. The guidance, COMPLIANCE PROGRAM GUIDANCE FOR NURSING FACILITIES, was published as a notice in the FEDERAL REGISTER.

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

If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes as long as we distribute all of our taxable income as dividends. This treatment substantially eliminates the "double taxation" (I.E., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will continue to be subject to federal income tax under certain circumstances.

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

                  - Fourth, the recently enacted Tax Relief Extension Act of 1999 ("99 Act"), provides that, subject to certain exceptions, for taxable years commencing after December 31, 2000, we may not own more than 10 percent of the total value of the securities of any corporation. See the 99 Act description contained at page 15.


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

These annual distributions must be paid in the taxable year to which they relate. Alternatively, they must be declared and payable to shareholders of record in either October, November, or December and paid during January of the following year. In addition, if we elect, the dividends may be declared before the due date of the tax return (including extensions) and paid on or before the first regular dividend payment date after such declaration, and we must specify the dollar amount in our tax returns.

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

The Act permits a REIT to own up to 100 percent of the stock of a "taxable REIT subsidiary". However, the value of all of the securities of taxable REIT subsidiaries owned by the REIT cannot exceed 20 percent of the value of the REIT's assets.

The 10% Rule generally will not apply to securities owned by a REIT on July 12, 1999 ("Transition Rule"). However, the Transition Rule would cease to apply to securities of a corporation if, after July 12, 1999, the REIT acquires additional securities of such corporation or if such corporation engages in a substantial new line of business, or acquires any substantial assets, other than in a reorganization or in a transaction qualifying under Section 1031 or 1033 of the Code.

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

ITEM  2.          PROPERTIES

INVESTMENT PORTFOLIO

At December 31, 2000, our real estate investment portfolio consisted of investments in 249 skilled nursing facilities with 28,364 beds, 94 assisted living facilities with 4,366 units and four schools in 36 states. We had approximately $468.5 million (before accumulated depreciation of $47.2 million) invested in facilities we own and lease to operators, approximately $107.4 million invested in mortgage loans (before allowance for doubtful accounts of $1.3 million), and investments in REMIC certificates with a carrying value of approximately $95.0 million ($96.3 million at amortized cost, prior to any adjustment of available for sale certificates to fair market value).

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

OWNED PROPERTIES. At December 31, 2000, we owned 66 skilled nursing facilities with a total of 7,797 beds, 86 assisted living facilities with a total of 3,997 units and four schools in 26 states, representing a gross investment of approximately $468.5 million. With the exception of certain properties leased to LTC Healthcare under one year or month-to-month leases, the properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 20 years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities.

The following table sets forth certain information regarding our owned properties as of December 31, 2000 (DOLLAR AMOUNTS IN THOUSANDS) :


                  No. of    No. of    No. of   No. of Beds                                            Current     Current Annual
     Location      SNFs      ALFs    Schools     /Units(1)     Encumbrances (2)    Lease Term (3)    Investment    Rent Payments
--------------------------------------------------------------------------------------------------------------------------------
Alabama             8         1                           912        $  14,121           150         $  29,288         $ 4,064
Arizona             4         3           2             1,026           20,927            86            58,076           5,927
California          1         2                           254                            144            13,941           1,375
Colorado            1         6                           325            6,881           117            20,128           2,080
Florida             6         6                         1,385            1,632            68            43,845           3,715
Georgia             6         1                           654           13,901            23            13,433           1,139
Idaho                         4                           148                            102             9,756           1,019
Illinois            3                                     283              968            30             8,223             805
Indiana                       2                            78                            114             5,070             506
Iowa                7         1                           645            8,813            27            15,007             877
Kansas              6         4                           571            4,901            64            16,581           1,359
Minnesota                                 1                 -                            151             3,814             394
Nebraska                      4                           156                            103             9,332             999
New Jersey                    1           1                39                            153            12,195           1,299
New Mexico                    1                           109                            146             8,432             775
N. Carolina                   5                           210                             96            13,091           1,383
Ohio                          7                           301                            121            23,109           2,361
Oklahoma                      6                           221            4,894            80            12,315           1,225
Oregon              1         4                           324            4,126            92            17,454           1,862
Pennsylvania                  1                            69                            208             8,327             801
South Carolina                3                           128                             96             7,610             819
Tennessee           3                                     201                             22             3,832             425
Texas               15        13                        2,632           28,653            65            68,698           5,575
Virginia            3                                     443                             20             9,172             337
Washington          2         8                           497           10,101           146            24,959           2,636
Wyoming                       3                           183                            146            12,810           1,160
--------------------------------------------------------------------------------------------------------------------------------
TOTAL               66        86          4            11,794        $119,918(4)                     $468,498(5)       $44,917
================================================================================================================================

(1) Number of beds/units applies to skilled nursing facilities and assisted living residences only.

(2) In addition to these encumbrances, 11 skilled nursing facilities with 1,124 beds and 49 assisted living facilities with 2,328 units with a gross investment value of $188,475,000 are pledged as collateral for our Senior Secured Revolving Line of Credit.

(3)   Weighted average remaining months in lease term.

(4) Consists of: i) $103,341,000 of non-recourse mortgages payable by the Company secured by 37 skilled nursing facilities containing a total of 4,576 beds, 10 assisted living facilities with 420 units, ii)
      $7,550,000 of tax-exempt bonds secured by five assisted living facilities in Washington with 188 units, iii) $4,901,000 of capital lease obligations on four assisted living facilities in Kansas with 134 units, and iv) $4,126,000 of multi-unit housing tax-exempt revenue bonds on one assisted living facility in Oregon with 112 units. As of December 31, 2000, the Company's gross investment in properties encumbered by mortgage loans, bonds and capital leases was $171,363,000.

(5) Of the total, $195,137,000 relates to investments in skilled nursing facilities, $248,943,000 relates to investments in assisted living facilities and $24,418,000 relates to investments in schools.


The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of the Company's leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility.

MORTGAGE LOANS. At December 31, 2000, we had 48 mortgage loans secured by first mortgages on 45 skilled nursing facilities with a total of 5,160 beds and eight assisted living residences with 369 units located in 22 states. At December 31, 2000, the mortgage loans had a weighted average interest rate of 11.52%, generally have 25-year amortization schedules, have balloon payments due from 2001 to 2018 and provide for certain facility fees. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table sets forth certain information regarding our mortgage loans as of December 31, 2000 (DOLLAR AMOUNTS IN THOUSANDS) :

                                    No. of                        Average                        Current Amount      Current
                No. of   No. of      Beds          Interest       Months to   Face Amount of     of Mortgage        Annual Debt
   Location      SNFs     ALFs      /Units          Rate %        Maturity    Mortgage Loans         Loans          Service (1)
--------------------------------------------------------------------------------------------------------------------------------
Alabama            1                     40              10.25       212          $    500          $     481          $    59
Arizona            2                    400        10.96-12.00        30             7,650              5,145              308
Arkansas           2                    274        10.50-10.70       123             3,400              3,091              409
California         6                    886        10.03-13.60       143            12,771             12,106            1,582
Colorado           3                    263        11.63-13.12        62             6,600              6,375              826
Florida            5        1           582        10.15-13.50        79            16,690             14,361            2,039
Georgia            2                    173        11.24-11.43        75             3,950              3,848              478
Illinois           1                    120               9.83        92             1,950              1,901              210
Iowa               1        1           143        11.22-12.08        84             4,400              4,321              535
Mississippi        1                    180              11.32        69             5,465              5,363              662
Missouri           1                     90               9.13       210             1,500              1,425              163
Montana                     1            34              11.44       154             2,346              2,323              277
Nebraska                    4           163        10.43-11.22        94            10,911             10,761            1,259
Nevada             1                    100              10.88       116             1,200              1,074              147
N. Carolina        1                    101              12.50         2             2,100              1,976              273
Ohio               1                    150              10.59        64             5,200              4,972              596
Oklahoma           1                    161              11.40       127             1,300              1,201              165
S. Carolina        5                    509              12.67        26            11,250             10,828            1,449
S. Dakota                   1            34              11.22       100             2,346              2,328              273
Texas              6                    701        10.50-13.35       135             7,945              7,174              910
Washington         4                    310        11.60-12.00       119             4,500              4,271              576
Wisconsin          1                    115              11.00       195             2,200              2,074              273
--------------------------------------------------------------------------------------------------------------------------------
TOTAL             45        8         5,529                                       $116,174          $107,399(2)        $13,469
================================================================================================================================

(1)   Includes principal and interest payments.

(2) Of the total current principal balance, $86,416,000 and $20,983,000 relates to investments in skilled nursing facilities and assisted living facilities, respectively. All mortgage loans are pledged as collateral for our Senior Secured Revolving Line of Credit.

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

REMIC CERTIFICATES. At December 31, 2000, the carrying value of the REMIC certificate investments was $95.0 million ($96.3 million at amortized cost, prior to any adjustment of available for sale certificates to fair market value). These certificates are pledged as collateral for our Senior Secured Revolving Line of Credit. The REMIC certificates we retain are subordinate in rank and right of payment to the REMIC certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The REMIC certificates are collateralized by four pools consisting of 118 first mortgage loans secured by 172 skilled nursing facilities with a total of 19,680 beds in 24 states. Each mortgage loan, all of which we originated, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property. The $348.2 million current principal amount of mortgage loans represented by the REMIC certificates have a weighted average interest rate of approximately 11.14%, and scheduled maturities ranging from 2001 to 2028.

The following table sets forth certain information regarding the mortgage loans securing the REMIC certificates as of December 31, 2000 (DOLLAR AMOUNTS IN THOUSANDS):


                                                   Original Principal           Current Principal
                   Number of         Number       Amount of Remaining          Amount of Remaining           Current Annual
    Location      Facilities        of Beds         Mortgage Loans              Mortgage Loans (1)            Debt Service
--------------------------------------------------------------------------------------------------------------------------------
Alabama                 9              1,189                  $ 22,526                       $ 21,395                 $ 2,786
Arizona                 5                955                    26,018                         24,590                   2,896
California             22              2,433                    46,645                         35,709                   5,098
Colorado                1                177                     2,000                          1,927                     240
Connecticut             1                150                     2,276                          2,164                     281
Florida                 7                945                    32,310                         30,646                   3,771
Georgia                12              1,318                    27,272                         25,972                   3,361
Illinois                3                282                     5,126                          4,928                     621
Iowa                   11                810                    16,731                         16,446                   1,913
Kansas                  1                 66                     1,200                          1,148                     146
Louisiana               1                127                     1,600                          1,503                     202
Michigan                3                444                     6,800                          6,372                     853
Mississippi             3                400                    14,050                         10,395                   1,200
Missouri                6                645                    10,989                         10,477                   1,329
Montana                 6                547                    15,508                         14,856                   1,803
Nebraska                6                573                    10,014                          9,497                   1,221
New Mexico              8                673                    20,833                         19,551                   2,207
N. Carolina             1                168                     2,950                          2,820                     411
Ohio                    2                150                     4,100                          3,505                     484
Oklahoma                1                112                     1,300                          1,159                     171
S. Dakota               1                 50                       585                            557                      66
Tennessee               6                550                    16,827                         16,218                   2,067
Texas                  52              6,627                    88,491                         81,995                  10,520
Washington              4                289                     4,583                          4,371                     553
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                 172             19,680                  $380,734                       $348,201                 $44,200
================================================================================================================================

(1) Included in the balances of the mortgages underlying the REMIC certificates are $78,540,000 of non-recourse mortgages payable by our subsidiaries. We originated these mortgages which were subsequently transferred to the REMIC. The properties and the mortgage debt are reflected in our balance sheet.

The mortgage loans underlying the REMIC certificates generally have 25-year amortization schedules with final maturities due from 2001 to 2028, unless prepaid prior thereto. Contractual principal and interest distributions with respect to the $96.3 million amortized cost basis of REMIC certificates (excluding unrealized losses on changes in estimated fair value of $1.3 million) we retained are subordinated to distributions of interest and principal with respect to the $268.3 million of REMIC certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur, scheduled principal distributions on the REMIC certificates we retained will commence in August 2003 with final distributions in April 2028. Distributions on any of the REMIC certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC certificates, including the exercise of certain purchase options under existing facility leases or the sale of the mortgaged properties. Each of the mortgage loans securing the REMIC certificates contains similar prepayment and security provisions as our mortgage loans.

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

At December 31, 2000, the REMIC certificates we held had an effective interest rate of approximately 17.11% based on the expected future cash flows with no unscheduled prepayments.

ITEM 3.           LEGAL PROCEEDINGS

           From time to time, we are a party to various claims and lawsuits arising in the ordinary course of business which, in our opinion, are not singularly or in the aggregate material to our results of operations or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 4A.          EXECUTIVE OFFICERS



       NAME                  AGE                   POSITION
-------------------------    ---     ------------------------------------------------------
Andre C. Dimitriadis          60     Chairman, Chief Executive Officer and Director
Wendy L. Simpson              51     Vice Chairman, Chief Financial Officer, and Director
James J. Pieczynski           38     Chief Strategic Planning Officer, and Director
Christopher T. Ishikawa       37     Executive Vice President and Chief Investment Officer
Julia L. Kopta                51     Executive Vice President and General Counsel
Alex J. Chavez                36     Senior Vice President and Treasurer

Mr. Dimitriadis founded LTC in 1992 and was employed by Beverly Enterprises, Inc., an owner/operator of long-term care facilities, retirement living facilities and pharmacies, from October 1989 to May 1992, where he served as Executive Vice President and Chief Financial Officer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from 1985 to 1989, where he served as Executive Vice President - Finance, Chief Financial Officer and Director. Mr. Dimitriadis is a member of the board of Magellan Health Services, and LTC Healthcare, Inc.

Ms. Simpson has served as Vice Chairman since April 2000 and Chief Financial Officer since July 2000. Prior to that she was a financial advisor to Coram Healthcare Corporation, a healthcare organization, from November 1999 through March 31, 2000. Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer in March 1998 and resigned as an officer of Coram in November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare Corporation commenced bankruptcy proceedings in August 2000.

Mr. Pieczynski has served as Chief Strategic Planning Officer since July 2000. Prior to that he served as President and Director since September 1997 and Chief Financial Officer of LTC since May 1994. From May 1994 to September 1997, he also served as Senior Vice President of LTC. He joined LTC in December 1993 as Vice President and Treasurer. Prior to that, he was employed by American Medical International, Inc., an owner/operator of hospitals, from May 1990 to December 1993, where he served as Assistant Controller and Director of Development. Mr. Pieczynski is a member of the board of LTC Healthcare, Inc.

Mr. Ishikawa has served as Executive Vice President and Chief Investment Officer since February 2001 and Senior Vice President and Chief Investment Officer since September 1997. Prior to that, he served as Vice President and Treasurer of LTC since April 1995. Prior to joining LTC, he was employed by MetroBank from December 1991 to March 1995, where he served as First Vice President and Controller. From December 1989 to November 1991, he was employed by Mercantile National Bank where he served as Assistant Treasurer. Mr. Ishikawa is a member of the board of LTC Healthcare, Inc.

Ms. Kopta has served as Executive Vice President and General Counsel since February 2001 and Senior Vice President and General Counsel since January 1, 2000. Prior to that, she served as Special Counsel to the Chief

Executive Officer of Coram Healthcare Corporation from September 1999 through November 1999. From October 1993 to October 1997, she served as Executive Vice President, General Counsel and Corporate Secretary of Transitional Hospital Corporation.

Mr. Chavez has served as Senior Vice President and Treasurer since February 2001 and Vice President and Treasurer since December 1999. Prior to that, he served as Director of Finance since June 1996 and became Vice President in September 1997. Prior to joining LTC, he was employed by the international accounting firm of Ernst & Young, LLP, where he served as Audit Manager specializing in the healthcare and real estate industries from 1990 to 1996.

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

(a) Our common stock is listed on the New York Stock Exchange. Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE.



                                       2000                                  1999
                             --------------------------          ------------------------------
                             HIGH                LOW               HIGH                LOW
                             ----                ---               ----                ---
       First Quarter         $9.375             $5.1875          $17.1250             $10.5625
       Second Quarter         7.750              4.0000           13.9375              10.7500
       Third Quarter          6.375              2.9375           13.3125              10.7500
       Fourth Quarter         4.500              3.0625           10.8750               7.7500

(b) As of December 31, 2000 we had approximately 750 stockholders of record of our common stock.

(c)   We declared total cash distributions on common stock as set forth below:


                                        2000           1999
                                        ----           ----
       First Quarter                   $. 29             $.39
       Second Quarter                    .29              .39
       Third Quarter                     .29              .39
       Fourth Quarter                    .00              .39
                                     -------          -------
                                       $0.87            $1.56
                                     =======          =======

We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. Provisions of our Senior Secured Revolving Line of Credit Agreement limit common and preferred cash dividends to no more than 110% of consolidated taxable income. All distributions will be made subject to approval of the Board of Directors and will depend on the earnings of LTC, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 95% (90% for years ending after December 31, 2000) of our "REIT taxable income."

ITEM 6.           SELECTED FINANCIAL INFORMATION

The following table of selected financial information should be read in conjunction with LTC's financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.



                                                            2000           1999            1998          1997          1996
                                                            ----           ----            ----          ----          ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING INFORMATION:
Revenues                                                $   87,130    $   87,662    $   89,391    $   73,434    $   54,930
Expenses:
   Interest expense                                         27,426        21,836        22,267        23,795        20,604
   Depreciation and amortization                            15,259        13,483        12,561         9,132         6,298
   Amortization of founders' stock                               -             -             -            31           114
   Provision for loan losses                                     -             -           600             -             -
   Minority interest                                           982         1,018         1,415         1,205           898
   Impairment charge                                        14,822        14,939             -         1,866             -
   Operating and other expenses                              5,994         5,863         5,084         4,393         4,479
                                                        ----------    ----------    ----------    ----------    ----------
      Total expenses                                        64,483        57,139        41,927        40,422        32,393
                                                        ----------    ----------    ----------    ----------    ----------
Other income (loss)                                              -         1,304        (6,797)          (48)        6,173
Gain on sale of real estate assets, net                      8,990             -         9,926         2,799             -
                                                        ----------    ----------    ----------    ----------    ----------
Net income                                                  31,637        31,827        50,593        35,763        28,710
Preferred dividends                                        (15,087)      (15,087)      (12,896)       (6,075)            -
                                                        ----------    ----------    ----------    ----------    ----------
Net income available to common stockholders             $   16,550    $   16,740    $   37,697    $   29,688    $   28,710
                                                        ==========    ==========    ==========    ==========    ==========

PER SHARE INFORMATION:
Basic net income                                        $     0.63    $     0.61    $    1.390    $    1.260    $    1.510
                                                        ==========    ==========    ==========    ==========    ==========
Diluted net income                                      $     0.63    $     0.61    $    1.390    $    1.250    $    1.440
                                                        ==========    ==========    ==========    ==========    ==========
Distributions declared                                  $     0.87    $     1.56    $    1.535    $    1.435    $    1.335
                                                        ==========    ==========    ==========    ==========    ==========

BALANCE SHEET INFORMATION:
Real estate investments, net                            $  622,428    $  683,736    $  663,996    $  640,733    $  488,134
Total assets                                               676,585       721,811       689,814       656,664       500,538
Total debt                                                 262,560       292,274       229,695       249,724       283,472
Total liabilities                                          272,546       303,300       237,900       259,378       299,207
Minority interest                                            9,912         9,894        10,514        11,159        10,528
Total stockholders' equity                                 394,127       408,617       441,400       386,127       190,803

OTHER INFORMATION:
Cash flows provided by operating activities             $   45,307    $   60,785    $   61,885    $   43,230    $   33,789
Cash flows provided by (used in) investing activities       45,697       (48,156)      (51,529)     (150,800)      (90,317)
Cash flows provided by (used in) financing activities      (91,789)      (11,477)      (13,827)      109,396        58,242

Funds from operations                                   $   37,641    $   45,162    $   47,559    $   38,735    $   28,793
Basic funds from operations per share                   $     1.44    $     1.65    $     1.76    $     1.65    $     1.52
Diluted funds from operations per share                 $     1.44    $     1.64    $     1.71    $     1.57    $     1.44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues for the year ended December 31, 2000 were $87.1 million compared to $87.7 million for the same period in 1999. The net decrease in revenues resulted from decreases in interest from mortgage loans and notes receivable of $4.5 million and interest income from REMIC certificates of $0.7 million and other income of $0.2 million which was offset by increases in rental income of $4.9 million.

Rental income increased $4.9 million primarily as a result of the conversion of mortgage loans into owned properties and the acquisition of two properties. "Same store" rental income (rental income from properties owned for both twelve months ended December 31, 1999 and 2000) increased $0.3 million due to rental rate increases as provided for in the lease agreements, partially offset by the new rental rate discussed in the footnotes (See "Item 8. FINANCIAL STATEMENTS -
NOTE 8. LTC HEALTHCARE, INC."). Interest income from mortgage loans and notes receivable decreased due to the conversion of mortgage loans into owned properties. Interest income from REMIC certificates decreased due to the amortization of the related asset. Interest and other income decreased primarily as a result of certain one-time investment gains that were realized in the first half of 1999.

During 2000 and 1999, the Company performed a comprehensive evaluation of its real estate investment portfolio. As a result of recent adverse changes in the long-term care industry, the Company identified certain investments in skilled nursing facilities and certain other assets that it determined to be impaired. During 2000 and 1999, the Company recorded impairment charges of $14.8 million and $14.9 million, respectively. (See "Item 8. FINANCIAL STATEMENTS - NOTE 5. IMPAIRMENT CHARGE.") Excluding the impairment charges, total expenses as a percent of total revenues in 2000 were 57% compared to 48% in 1999. Interest expense increased due to higher average outstanding balances on the revolving line of credit combined with higher average interest rates and the assumption of two mortgage loans related to the acquisition of two properties. Depreciation and amortization increased as a result of a larger average investment base in owned properties in 2000 as compared to 1999.

During the year ended December 31, 2000, the Company sold 11 skilled nursing facilities, one assisted living facility and two schools. These sales resulted in a net gain of approximately $9.0 million.

During the year ended December 31, 1999, the Company repurchased an aggregate of $21.6 million face amount of its convertible subordinated debentures at a discount on the open market. A gain of $1.3 million on the repurchase is included in other non-operating income.

On January 1, 1999, in accordance with recently issued accounting standards, the Company reclassified its investment in REMIC certificates from trading securities to available-for-sale and held-to-maturity securities. As a result of the change in accounting for REMIC certificates, the Company no longer recognizes the change in unrealized gains or losses in current period earnings.

Net income available to common shareholders decreased to $16.6 million for the year ended December 31, 2000 from $16.7 million for the same period in 1999. Excluding the impairment charge and gain on the sale of real estate assets recorded in 2000 and the impairment charge and the gain on the repurchase of convertible subordinated debentures recorded in 1999, net income available to common shareholders was $22.4 million for the year ended December 31, 2000 compared to $30.4 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues for the year ended December 31, 1999 were $87.7 million compared to $89.4 million for the same period in 1998. The net decrease in revenues resulted from decreases in interest from mortgage loans and notes receivable of $3.5 million and interest and other income of $1.4 million which was offset by increases in rental income of $2.6 million and interest income from REMIC certificates of $0.7 million.

Rental income increased $7.5 million as a result of property acquisitions and the conversion of mortgage loans into owned properties. "Same-store" rents decreased $1.1 million due to the transitional impact of the change in operators for certain skilled nursing facilities. The decrease in rental income due to the change of operators was partially mitigated by the receipt of contingent rents and rental increases as provided for in the lease agreements. Also reducing the net increase in rental income were decreases of $3.3 million related to the contribution of properties to LTC Healthcare in September 1998 and $0.5 million resulting from the disposition of properties. Interest income from mortgage loans and notes receivable decreased due to the sale of mortgage loans in connection with a REMIC securitization that was completed in May 1998 and the conversion of mortgage loans into owned properties. The decrease in interest income from mortgage loans and notes receivable was partially offset by interest income on the unsecured line of credit provided to LTC Healthcare. Partially reducing the decrease in interest income from mortgage loans was an increase in interest income from REMIC certificates from the retention of certificates originated in the May 1998 securitization. Interest and other income also decreased due to a reduction in commitment fees.

During 1999, the Company performed a comprehensive evaluation of its real estate investment portfolio. As a result of recent adverse changes in the long-term care industry, the Company identified certain investments in skilled nursing facilities that it determined to be impaired. During the fourth quarter of 1999, the Company recorded an impairment charge of $14.9 million. (See "Item 8. FINANCIAL STATEMENTS - NOTE 5. IMPAIRMENT CHARGE".) Excluding the impairment charge, total expenses as a percent of total revenues were 48% in 1999 compared to 47% in 1998. Depreciation and amortization increased as a result of a larger average investment base in owned properties in 1999 as compared to 1998. The increase in general and administrative expenses is due to the reorganization of the Company's legal department and the settlement of an employee related dispute.

During the year ended December 31, 1999, the Company repurchased an aggregate of $21.6 million face amount of its convertible subordinated debentures at a discount on the open market. A gain of $1.3 million on the repurchase is included in other non-operating income. Other non-operating income for the year ended December 31, 1998 includes a gain of approximately $9.9 million on the sale of three skilled nursing facilities. Offsetting the increase in other income attributable to the gain on the sale of real estate was a decrease in the estimated fair value of REMIC certificates that resulted in an unrealized loss of $6.8 million.

On January 1, 1999, in accordance with recently issued accounting standards, the Company reclassified its investment in REMIC certificates from trading securities to available-for-sale and held-to-maturity securities. As a result of the change in accounting for REMIC certificates, on a prospective basis, the Company no longer recognizes the change in unrealized gains or losses in current period earnings.

Preferred dividends increased as a result of dividends on the Series C Convertible Preferred Stock, which was issued in September 1998.

Net income available to common shareholders decreased to $16.7 million for the year ended December 31, 1999 from $37.7 million for the same period in 1998. Excluding the impairment charge and the gain on the repurchase of convertible subordinated debentures recorded in 1999 and the gain on the sale of real estate investments and the unrealized loss on REMIC Certificates recorded in 1998, net income available to common shareholders was $30.4 million for the year ended December 31, 1999 compared to $34.6 million for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's real estate investment portfolio (before accumulated depreciation and allowance for doubtful accounts) consisted of $468.5 million invested primarily in owned long-term care facilities, mortgage loans of approximately $107.4 million and subordinated REMIC certificates of approximately $95.0 million with a weighted average effective yield of 17.11%. At December 31, 2000, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $268.3 million and 7.21%.

During the year ended December 31, 2000, the Company entered into a new Senior Secured Revolving Line of Credit agreement that initially provides for $185.0 million of total commitments with periodic reductions of these commitments to fully retire the commitments as of October 2, 2004. Specifically, scheduled available commitments as of December 31, 2000, 2001, 2002 and 2003 are $185.0 million, $157.5 million, $95.0 million and $75.0 million, respectively. An additional provision of this agreement requires certain amounts of commitment reductions as a result of asset sales, debt issuances or other types of financing. At inception, $183.3 million of owned properties, $113.8 million of mortgage loans receivable and $96.3 million of REMIC certificates were pledged as collateral. At December 31, 2000 commitment availability was $174.0 million and as of January 2, 2001 commitment availability was $171.7 million. These commitment reductions from $185.0 million to $171.7 million were due to asset sales.

At December 31, 2000, the Company had $118.0 million outstanding under the Senior Secured Revolving Line of Credit agreement. Subsequent to December 31, 2000, the Company borrowed $12.0 million to retire the 8.50% Convertible Subordinated Debentures that matured in January 2001.

During the year ended December 31, 2000, the Company had net cash provided by operating activities of $45.3 million. The Company advanced $1.0 million for renovation and expansion under a mortgage loan previously provided on a skilled nursing facility. During 2000, the Company acquired two skilled nursing facilities from a related party for a purchase price (based upon independent appraisals) of $19.2 million and invested approximately $4.3 million in the expansion and improvement of existing properties. The Company sold 11 skilled nursing facilities, one assisted living facility and two schools. These sales resulted in net proceeds of $51.6 million and a net gain of $9.0 million. In addition, the Company provided Healthcare with an additional $11.2 million in borrowings, net of repayments, under the $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. Principal payments of $8.8 million were received on mortgage loans receivable, including $7.7 million related to the early payoff of four loans. Mortgage loans with outstanding principal balances totaling $12.3 million that were secured by eight long-term care facilities were converted into owned properties.

During the year ended December 31, 2000, the Company had additional bank borrowings of $125.0 million and repaid $167.0 million. In addition, the Company paid $2.8 million in debt issue costs related to its new Senior Secured Revolving Line of Credit and paid $1.4 million of principal on mortgage loans payable, bonds payable and capital lease obligations. Two of the skilled nursing facilities acquired during 2000 were acquired subject to the assumption of existing non-recourse mortgage debt of $13.7 million that bears interest at a weighted average rate of 9.25%. During the year ended December 31, 2000, the Company repurchased and retired 1,005,600 shares of common stock for an aggregate purchase price of approximately $8.0 million.

During the same period, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $7.3 million, $4.5 million, $3.3 million, respectively. In addition, the Company paid three quarterly cash dividends on its common stock totaling $22.7 million.

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

The Company's investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company's costs of financing its operations and the fair market value of its financial assets. The Company generally makes loans which have predetermined increases in interest rates and leases which have agreed upon annual increases. In as much as the Company initially funded some its investments with revolving credit facilities, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase between the time the Company originated the investment and replaces the short-term variable rate borrowings with a fixed rate financing.

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

Certain of the REMIC certificates retained by the Company have designated certificate principal balances and a stated certificate interest "pass-through" rate. These REMIC certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. The Company also retains the interest-only (I/O) Certificates, which provide cash flow (interest-only) payments that result from the difference between the interest collected from the underlying mortgages and interest paid on all the outstanding pass-through rate certificates. In addition to the risk from credit losses, the I/O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O Certificates, thus, reducing their effective yield. The Certificates' fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although the Company is required to report its REMIC Certificate investments available for sale at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of the Company's management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if the Company was forced to liquidate any of the Certificates. (See "Exhibit 99 -RISK FACTORS" for a more comprehensive discussion of risks and uncertainties.)

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs and provide funds for distribution to its stockholders in amounts sufficient to maintain its REIT status. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has reduced its investment activity in 2000 and intends to continue to limit its investment activity in 2001. At December 31, 2000, the Company had $118.0 million outstanding under a secured credit agreement that matures in October 2004 and convertible subordinated debentures maturing in 2001 totaling $22.2 million.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                             2000          1999         1998
                                                       ----------    ----------   ----------
Net income available to common stockholders            $   16,550    $   16,740   $   37,697
Real estate depreciation                                   15,259        13,483       12,561
Impairment charge on real estate investments               14,822        14,939            -
Real estate depreciation included in equity earnings            -             -          430
Gain on sale of real estate                                (8,990)            -       (9,926)
Unrealized (gain) loss on REMIC Certificates                    -             -        6,797
                                                       ----------    ----------   ----------
FFO available to common stockholders                   $   37,641    $   45,162   $   47,559
                                                       ==========    ==========   ==========

Diluted FFO available to common stockholders           $   39,194    $   51,582   $   55,871
                                                       ==========    ==========   ==========

Basic FFO per share                                    $     1.44    $     1.65   $     1.76
                                                       ==========    ==========   ==========
Diluted FFO per share                                  $     1.44    $     1.64   $     1.71
                                                       ==========    ==========   ==========

Shares for basic FFO per share                             26,108        27,412       27,077
Shares for diluted FFO per share                           27,213        31,548       32,762

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

To modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes. We had no such financial investments outstanding in 2000.

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

At December 31, 2000, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $107.7 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $4.7 million while a 1% decrease in such rates would increase their estimated fair value by approximately $5.0 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC certificates or fixed rate debt.

Assuming the borrowings outstanding under our revolving line of credit at December 31, 2000 and taking into effect our draw under the revolving line of credit in January 2001 remain constant for the remainder of 2001, a 1% increase in interest rates would increase annual interest expense on our revolving line of credit by approximately $1.3 million. Conversely, a 1% decrease in interest rates would decrease annual interest expense on our revolving line of credit by $1.3 million.

These estimated impact of changes in interest rates discussed above are determined by considering the impact of the hypothetical interest rates on our borrowing costs, lending rates and current U.S. Treasury rates from which our financial instruments may be priced. We do not believe that future market rate risks related to our financial instruments will be material to our financial position or results of operations. These analyses do not consider the effects of industry specific events, changes in the real estate markets, or other overall economic activities that could increase or decrease the fair value of our financial instruments. If such events or changes were to occur, we would consider taking actions to mitigate and/or reduce any negative exposure to such changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

ITEM 8.           FINANCIAL STATEMENTS



                                                                                     PAGE
                                                                                     ----
Report of Independent Auditors .......................................................34

Consolidated Balance Sheets as of December 31, 2000 and 1999 .........................35

Consolidated Statements of Income and Comprehensive Income for
   the years ended December 31, 2000, 1999 and 1998 ..................................36

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 ............................................37

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998...................................................38

Notes to Consolidated Financial Statements ...........................................39


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP



Los Angeles, California
January 19, 2001,
   except for Note 12, which date is
   February 1, 2001

                              LTC PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------    ------------
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
     amortization: 2000 - $47,181; 1999 - $39,975                       $    397,833    $    430,776
Land                                                                          23,484          24,162
Mortgage loans receivable, net of allowance for doubtful accounts:
     2000 - $1,250; 1999 - $1,250                                            106,149         131,193
REMIC Certificates                                                            94,962          97,605
                                                                        ------------    ------------
      Real estate investments, net                                           622,428         683,736
Other Assets:
  Cash and cash equivalents                                                    1,870           2,655
  Debt issue costs, net                                                        3,396           1,699
  Interest receivable                                                          4,558           4,050
  Prepaid expenses and other assets                                           11,878           9,144
  Marketable debt securities                                                  15,873          14,190
  Note receivable from LTC Healthcare, Inc.                                   16,582           6,337
                                                                        ------------    ------------
                                                                              54,157          38,075
                                                                        ------------    ------------
    Total assets                                                        $    676,585    $    721,811
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures                                     $     24,642    $     24,642
Bank borrowings                                                              118,000         160,000
Mortgage loans payable                                                       103,341          90,536
Bonds payable and capital lease obligations                                   16,577          17,096
Accrued interest                                                               2,260           2,794
Accrued expenses and other liabilities                                         6,741           7,247
Distributions payable                                                            985             985
                                                                        ------------    ------------
     Total liabilities                                                       272,546         303,300

Minority interest                                                              9,912           9,894


Stockholders' equity:
Preferred stock $0.01 par value; 10,000 shares authorized;
     shares issued and outstanding: 2000 - 7,080; 1999 - 7,080               165,500         165,500
Common stock $0.01 par value; 40,000 shares authorized; shares issued
     and outstanding: 2000 - 26,031; 1999 - 27,036                               260             270
Capital in excess of par value                                               296,568         304,527
Cumulative net income                                                        221,734         190,097
Notes receivable from stockholders                                           (10,126)        (10,258)
Accumulated comprehensive loss                                                (1,746)         (1,246)
Cumulative distributions                                                    (278,063)       (240,273)
                                                                        ------------    ------------
    Total stockholders' equity                                               394,127         408,617
                                                                        ------------    ------------
    Total liabilities and stockholders' equity                          $    676,585    $    721,811
                                                                        ============    ============

                             See accompanying notes.

                              LTC PROPERTIES, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)


                                                        YEARS ENDED DECEMBER 31,
                                              --------------------------------------------
                                                  2000            1999            1998
                                              ------------    ------------    ------------
Revenues:
  Rental income                               $     49,958    $     45,086    $     42,534
  Interest income from mortgage loans and
    notes receivable                                15,025          19,506          23,030
  Interest income from REMIC Certificates           16,852          17,598          16,945
  Interest and other revenue                         5,295           5,472           6,882
                                              ------------    ------------    ------------

          Total revenues                            87,130          87,662          89,391
                                              ------------    ------------    ------------

Expenses:
  Interest expense                                  27,426          21,836          22,267
  Depreciation and amortization                     15,259          13,483          12,561
  Provision for loan losses                              -               -             600
  Minority interest                                    982           1,018           1,415
  Impairment charge                                 14,822          14,939               -
  Operating and other expenses                       5,994           5,863           5,084
                                              ------------    ------------    ------------

          Total expenses                            64,483          57,139          41,927
                                              ------------    ------------    ------------

  Operating income                                  22,647          30,523          47,464

  Other income, net                                      -           1,304          (6,797)
  Gain on sale of real estate assets, net            8,990               -           9,926
                                              ------------    ------------    ------------

Net income                                          31,637          31,827          50,593

Preferred dividends                                 15,087          15,087          12,896
                                              ------------    ------------    ------------
Net income available to common stockholders   $     16,550    $     16,740    $     37,697
                                              ============    ============    ============

Net Income Per Common Share:
  Basic net income per common share           $       0.63    $       0.61    $       1.39
                                              ============    ============    ============
  Diluted net income per common share         $       0.63    $       0.61    $       1.39
                                              ============    ============    ============

Comprehensive Income:
Net income available to common stockholders   $     16,550    $     16,740    $     37,697
Unrealized loss on available-for-sale
     equity securities                                (500)         (1,246)              -
                                              ------------    ------------    ------------
Total comprehensive income                    $     16,050    $     15,494    $     37,697
                                              ============    ============    ============

                             See accompanying notes.

                              LTC PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                      SHARE
                                            -------------------------                          CAPITAL IN
                                             PREFERRED     COMMON       PREFERRED  COMMON      EXCESS OF
                                               STOCK        STOCK         STOCK      STOCK     PAR VALUE
                                            -------------------------  -------------------------------------
Balance - December 31, 1997                        5,080      25,025      $127,000       $250     $277,732
                                            -------------------------  -------------------------------------
Issuance of Series C Preferred Stock               2,000           -        38,500          -        (895)
Exercise of stock options                              -         147             -          2        1,557
Payments on stockholder notes                          -           -             -          -            -
Conversion of debentures                               -       2,283             -         23       34,622
Repurchase of common stock                             -       (200)             -        (2)      (3,343)
Issuance of restricted stock                           -         406             -          4          (4)
Amortization of restricted stock                       -           -             -          -        1,491
Conversion of partnership units                        -           -             -          -         (47)
Net income                                             -           -             -          -            -
Preferred stock dividends                              -           -             -          -            -
Common stock cash distributions
     ($1.535 per share)                                -           -             -          -            -
Distribution of investment in
LTC Healthcare, Inc.                                   -           -             -          -            -
     ($0.469 per share)
                                            -------------------------  -------------------------------------
Balance - December 31, 1998                        7,080      27,661       165,500        277      311,113
                                            -------------------------  -------------------------------------

Payments on stockholder notes                          -           -             -          -            -
Conversion of debentures                               -          25             -          -          430
Repurchase of common stock                             -       (650)             -        (7)      (7,032)
Conversion of partnership units                        -           -             -          -           16
Net income                                             -           -             -          -            -
Preferred stock dividends                              -           -             -          -            -
Common stock cash distributions
     ($1.56 per share)                                 -           -             -          -            -
                                            -------------------------  -------------------------------------
Balance - December 31, 1999                        7,080      27,036      $165,500       $270     $304,527
                                            -------------------------  -------------------------------------

Payments on stockholder notes                          -           -             -          -            -
Repurchase of common stock                             -     (1,005)             -       (10)      (7,959)
Conversion of partnership units                        -           -             -          -            -
Net income                                             -           -             -          -            -
Preferred stock dividends                              -           -             -          -            -
Common stock cash distributions
     ($.087 per share)                                 -           -             -          -            -
                                            -------------------------  -------------------------------------
Balance - December 31, 2000                        7,080      26,031      $165,500       $260     $296,568
                                            =========================  =====================================





















                                                              NOTES
                                            CUMULATIVE     RECEIVABLE
                                                NET           FROM         CUMULATIVE
                                              INCOME      STOCKHOLDERS    DISTRIBUTION
                                            --------------------------------------------
Balance - December 31, 1997                     $107,677        $(9,429)     $(117,103)
                                            --------------------------------------------
Issuance of Series C Preferred Stock                   -               -              -
Exercise of stock options                              -         (2,313)              -
Payments on stockholder notes                          -             542              -
Conversion of debentures                               -               -              -
Repurchase of common stock                             -               -              -
Issuance of restricted stock                           -               -              -
Amortization of restricted stock                       -               -              -
Conversion of partnership units                        -               -              -
Net income                                        50,593               -              -
Preferred stock dividends                              -               -       (12,896)
Common stock cash distributions
     ($1.535 per share)                                -               -       (41,837)
Distribution of investment in
LTC Healthcare, Inc.                                   -               -       (10,724)
     ($0.469 per share)
                                            --------------------------------------------
Balance - December 31, 1998                      158,270        (11,200)      (182,560)
                                            --------------------------------------------

Payments on stockholder notes                          -             942              -
Conversion of debentures                               -               -              -
Repurchase of common stock                             -               -              -
Conversion of partnership units                        -               -              -
Net income                                        31,827               -              -
Preferred stock dividends                              -               -       (15,087)
Common stock cash distributions
     ($1.56 per share)                                 -               -       (42,626)
                                            --------------------------------------------
Balance - December 31, 1999                     $190,097       $(10,258)     $(240,273)
                                            --------------------------------------------

Payments on stockholder notes                          -             132              -
Repurchase of common stock                             -               -              -
Conversion of partnership units                        -               -              -
Net income                                        31,637               -              -
Preferred stock dividends                              -               -       (15,087)
Common stock cash distributions
     ($.087 per share)                                 -               -       (22,703)
                                            --------------------------------------------
Balance - December 31, 2000                     $221,734       $(10,126)     $(278,063)
                                            ============================================


                                                ACCUMULATED
                                            COMPREHENSIVE LOSS
                                            ---------------------

Balance at December 31, 1997                                   -
                                            =====================

Balance at December 31, 1998                                   -
                                            =====================

Balance at December 31, 1999                            $(1,246)
                                            =====================

Unrealized loss on available for-sale
securities                                                 (500)
                                            ---------------------
Balance at December 31, 2000                            $(1,746)
                                            =====================

                             See accompanying notes.

                              LTC PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                     2000            1999            1998
                                                                                 ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income                                                                    $     31,637    $     31,827    $     50,593
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     15,259          13,483          12,561
     Unrealized holding loss on estimated fair value of REMIC Certificates                  -               -           6,797
     Gain on sale of real estate investments, net                                      (8,990)              -          (9,926)
     Gain on repurchase of convertible subordinated debentures                              -          (1,304)              -
     Expense related to vesting of restricted stock                                         -               -           1,491
     Non-cash impairment charge                                                        14,822          14,939               -
     Other non-cash charges                                                             1,700           1,627           2,220
   (Increase) decrease in interest receivable                                            (632)           (296)            512
   (Increase) in prepaid, other assets and allowance                                   (5,407)           (410)           (122)
   (Decrease) in accrued interest                                                        (640)           (341)         (1,118)
   (Decrease) increase in accrued expenses and other liabilities                       (2,442)          1,260          (1,123)
                                                                                 ------------    ------------    ------------
              Net cash provided by operating activities                                45,307          60,785          61,885
INVESTING ACTIVITIES:
   Investment in real estate mortgages                                                   (964)         (8,568)        (47,452)
   Acquisition of real estate properties and capital improvements, net                 (4,288)        (34,655)       (142,668)
   Proceeds from sale of real estate properties, net                                   51,632               -          16,706
   Proceeds from sale of REMIC Certificates,  net                                           -               -         108,613
   Principal payments on mortgage loans receivable                                      8,789           6,729          10,758
   Investment in debt securities                                                            -         (13,097)              -
   Investment in LTC Healthcare, Inc.                                                       -               -          (2,001)
   Advances to LTC Healthcare, Inc.                                                   (14,753)        (13,336)        (12,800)
   Repayment of advances to LTC Healthcare, Inc.                                        3,540          23,527          17,668
   Other                                                                                1,741          (8,756)           (353)
                                                                                 ------------    ------------    ------------
              Net cash provided by (used in) investing activities                      45,697         (48,156)        (51,529)
FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock, net                                           -               -          37,605
   Debt issue costs                                                                    (2,751)         (1,129)              -
   Distributions paid                                                                 (37,790)        (57,713)        (54,520)
   Bank borrowings                                                                    125,000         147,500         276,000
   Repayment of bank borrowings                                                      (167,000)        (87,500)       (263,500)
   Mortgage loan borrowings                                                                 -          24,985               -
   Principal payments on mortgage loans, notes payable and capital leases              (1,410)           (976)         (5,077)
   Redemption of convertible subordinated debentures                                        -         (29,992)              -
   Repurchase of common stock                                                          (7,969)         (7,039)         (3,345)
   Other                                                                                  131             387            (990)
                                                                                 ------------    ------------    ------------
           Net cash used in financing activities                                      (91,789)        (11,477)        (13,827)
                                                                                 ------------    ------------    ------------
           Increase (decrease) in cash and cash equivalents                              (785)          1,152          (3,471)
Cash and cash equivalents, beginning of year                                            2,655           1,503           4,974
                                                                                 ------------    ------------    ------------
Cash and cash equivalents, end of year                                           $      1,870    $      2,655    $      1,503
                                                                                 ============    ============    ============
Supplemental disclosure of cash flow information:
        Interest paid                                                            $     27,012    $     21,011    $     22,478

Non-cash investing and financing transactions:
  See Note 4: Supplemental Cash Flow Information


                             See accompanying notes.

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

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased and are stated at cost which approximates market.

LAND, BUILDINGS AND IMPROVEMENTS. Land, buildings and improvements are recorded at cost. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount of the real estate over its fair value less cost to sell. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets ranging from 3 years on computers, 7 years for equipment to 40 years for buildings.

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

A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (the "REMIC Corp.") is formed and selected mortgage loans are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (the "REMIC Trust") in exchange for commercial mortgage pass-through certificates (the "REMIC Certificates") which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust is a qualifying special purpose entity from which the mortgages are isolated from REMIC Corp. and the Company. Holders of REMIC Certificates issued by the REMIC Trust have the right free of any conditional constraints to pledge or exchange those interests, and neither the REMIC Corp. nor the Company maintains effective control over the transferred assets (the mortgages). The REMIC Trust is administered by a third-party trustee solely for the benefit of the REMIC Certificate holders.

Under the securitization structure described above, the Company accounts for the transfer of the mortgages as a sale and any gain or loss is recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by the Company are recorded at their fair value at the date of the transaction. The Company has no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of the Company for financial reporting purposes.

REMIC Certificates retained by the Company as consideration for the mortgages sold are accounted for at fair value. In determining fair value on the date of sale, management considers various factors including, pricing of the certificates sold relative to the certificates retained as evaluated by the underwriters, discount rates and applicable spreads at the time of issuance for similar securities (or adjustments thereto if no comparable securities are available), assumptions regarding prepayments including the weighted-average life of prepayable assets, if any, and estimates relating to potential realized credit losses.

The REMIC Certificates issued by the REMIC Trust include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior and residual REMIC Certificates (which historically have represented between 66% and 81% of the total REMIC Certificates) are then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates are retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither the Company nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

                              LTC PROPERTIES, INC.

DESCRIPTION OF THE REMIC CERTIFICATES. REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only ("I/O"). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by the Company are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates ("pass-through rates"). The I/O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by the Company would in general bear the first risk of loss. Management evaluates the realizability of expected future cash flows periodically. A permanent impairment would be recorded in current period earnings when management believes that it is likely that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

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

MORTGAGE LOANS RECEIVABLE. Historically, the Company has sold its mortgage loans solely in connection with its REMIC securitizations. Since certain mortgage loans may be securitized or sold in the future, direct investments in mortgage loans are classified as held for sale and carried at the lower of cost or market. If the mortgage loans aggregate cost basis exceeds their aggregate market value, a valuation allowance is established and the resulting amount is included in the determination of net income. Changes in the valuation allowance are included in current period earnings. In determining the estimated market value for mortgage loans, the Company considers estimated prices and yields, based in part on a spread over the applicable U.S. Treasury Note Rate, sought by qualified institutional buyers of the REMIC Certificates originated in the Company's securitizations.

                              LTC PROPERTIES, INC.

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

INTEREST RATE CONTRACTS. Firm commitments subject the Company to interest rate risk to the extent that debt or other fixed rate financing will be used to finance the commitments. The Company may elect to enter into interest rate contracts to hedge such financing thereby reducing its exposure to interest rate risk. Interest rate contracts are designated as hedges of assets intended for securitization when the significant characteristics and expected terms of the securitization are identified and it is probable the securitization will occur. These contracts are entered into in notional amounts that generally correspond to the principal amount of the assets to be securitized. The Company effectively locks in its net interest margin on the securitization when the interest rate contract is entered into since changes in the market value of these contracts respond inversely to changes in the market value of the hedged assets. Gains or losses on interest rate contracts designated as hedges of assets to be securitized are deferred and recognized upon the completion of the securitization. The Company may also manage interest rate risk by entering into interest rate swap agreements whereby the Company effectively fixes the interest rate on variable rate debt. The differential between interest paid and received on interest rate swaps is recognized as an adjustment to interest expense. No interest rate contracts were outstanding as of December 31, 2000.

REVENUE RECOGNITION. Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. Base rents under operating leases are accrued as earned over the terms of the leases. Contingent rental income provided for in certain leases, equal to a percentage of increased revenue over defined base period revenue of the long-term care facility operations, is recognized when the stated conditions upon which contingent rent is based occur.

FEDERAL INCOME TAXES. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended and as such, no provision for Federal income taxes has been made. A REIT may deduct distributions to its stockholders from its taxable income. If at least 95% (90% for taxable years beginning after December 31, 2000) of a REIT's taxable income is distributed to its stockholders and it complies with other Internal Revenue Code requirements, a REIT generally is not subject to Federal income taxation.

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

CONCENTRATIONS OF CREDIT RISKS. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable, operating leases on owned properties and interest rate swaps. The Company's financial instruments, principally REMIC Certificates, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. The Company obtains various collateral and other protective

                              LTC PROPERTIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management's periodic review of its portfolio.

The Company's REMIC Certificates are subordinate in rank and right of payment to the certificates sold to third-party investors and as such, in most cases, would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The returns on the REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayment, prevailing interest rates and the timing and magnitude of credit losses on the mortgages underlying the securities that are a result of the general condition of the real estate market or long-term care industry. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter management's estimations and assumptions therefore, no assurance can be given that current yields will not vary significantly in future periods. In general, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

Certain of the REMIC Certificates retained by the Company have designated certificate principal balances and a stated certificate interest "pass-through" rate. These REMIC Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. The Company also retains the I/O REMIC Certificates. In addition to the risk from credit losses, the I/O REMIC Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O REMIC Certificates, thus, reducing their effective yield. The I/O REMIC Certificates' fair values are estimated, in part, based on a spread over the applicable U.S. Treasury Rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of certificates are subject to change based on the estimate of the current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved.

NET INCOME PER SHARE. Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure requirements of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" but continues to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS. In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". In June 1999, the FASB issued SFAS No. 137 "DEFERRAL OF EFFECTIVE DATE OF FASB STATEMENT 133" which defers the effective date for SFAS No. 133 to all quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded at fair value and establishes unique accounting for fair value hedges. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the Company's financial position or results of operations. As of December 31, 2000 the Company had no derivative instruments in place.

In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces in its entirety SFAS No. 125. The guidance in SFAS No. 140, while not changing most of the guidance originally issued in SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain additional disclosures related to transferred assets. SFAS No. 140 provides guidance with respect to securitization transactions including, among other things, whether a transfer of assets qualifies for a sale or secured borrowing and whether a liability has been extinguished, accounting for servicing of financial assets and receipt and pledging of collateral. Additionally, SFAS No. 140 requires additional disclosures about securitized financial assets and interests retained in those securitizations including, accounting policies, volume, cash flows, key assumptions in estimating fair values and sensitivity analysis on the fair values relative to changes in the key assumptions. Certain provisions of SFAS No. 140 such as the disclosure relating to securitization transactions and retained interests therein, became effective for the Company for 2000 year-end reporting. Other provisions of SFAS No. 140 are effective for securitizations completed after March 31, 2001. Other than the additional disclosures required under SFAS No. 140, the Company does not believe that the adoption will have any significant impact on its financial statements. To the extent that the new provisions under SFAS No. 140 would require modifications, if any, to the structure of future securitization transactions, the necessary modifications would be made to allow such securitizations to be accounted for as sales. At this time, however, management does not anticipate the completion of any additional securitization in the foreseeable future.

3.    MAJOR OPERATORS

As of December 31, 2000, Sun Healthcare Group, Inc. ("Sun") operated 34 facilities with 3,874 beds/units representing approximately 12%, or $100,907,000, of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC certificates). During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code. The facilities operated by Sun at December 31, 2000 consisted of approximately $62,202,000 of direct investments to Sun and approximately $38,705,000 of investments in facilities owned by independent parties that lease the property to

                              LTC PROPERTIES, INC.

Sun or contract with Sun to manage the property. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

Alterra Healthcare Corporation ("Alterra") and Assisted Living Concepts, Inc. ("ALC") each operate facilities representing approximately 10% of the Company's adjusted gross real estate investment portfolio. Alterra operates 35 assisted living facilities with 1,416 units representing $84,189,000 of the Company's adjusted gross real estate investment portfolio. ALC operates 37 assisted living facilities with 1,434 units representing $88,105,000 of the Company's adjusted gross real estate investment portfolio.

ALC, Alterra and Sun are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission. The Company's financial position and its ability to make distributions may be adversely affected by financial difficulties experienced by ALC, Alterra, Sun, or any of its other major operators, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or the Company's borrowers when it expires.

4.    SUPPLEMENTAL CASH FLOW INFORMATION



                                                                                           2000           1999           1998
                                                                                       ------------   ------------   ------------
                                                                                                       (in thousands)
      Non-cash investing and financing transactions:
        Exchange of mortgage loans for REMIC Certificates                                   $     -        $     -      $129,300
        Exchange of previously issued REMIC Certificates for REMIC Certificates             $     -        $   435      $ 20,700
        Conversion of debentures into common stock                                          $     -        $     -      $ 35,046
        Assumption of mortgage loans payable relating to acquisitions of real estate
            properties                                                                      $13,696        $10,595      $ 11,224
        Distribution of investment in LTC Healthcare, Inc.                                  $     -        $     -      $ 10,724
        Notes receivable related to exercise of stock options                               $     -        $     -      $  2,313
        Conversion of mortgage loans into owned properties                                  $12,255        $47,554      $  7,301
        Minority interest                                                                   $     -        $     -      $  3,432
        Reduction in receivables from LTC Healthcare, Inc. relating to the
            acquisitions of real estate properties                                          $ 5,346        $     -      $      -
        Increase in short term notes receivable related to the disposition of real
            estate properties                                                               $ 3,055        $     -      $      -


5.  IMPAIRMENT CHARGE

The Company periodically performs a comprehensive evaluation of its real estate investment portfolio. The long-term care industry has experienced significant adverse changes which have resulted in continued operating losses by certain of the Company's operators and in some instances the filing by certain operators for bankruptcy protection. As a result of the adverse changes in the long-term care industry, the Company has identified certain investments in skilled nursing facilities that it determined to be impaired. These assets were determined to be impaired primarily because the expected future cash flows to be received from these investments are not expected to recover the carrying values of the investments.

During 2000 the Company recorded an impairment charge of approximately $14,822,000. The impairment charge included the write-down of the carrying value to the estimated fair value, less cost to sell, of six owned skilled nursing facilities of $7,529,000, mortgage loans secured by skilled nursing facilities of $5,088,000 and notes receivable of $1,259,000 and the costs of foreclosure and lease terminations of approximately $946,000.

                              LTC PROPERTIES, INC.

The fair values were based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

During 1999, the Company recorded an impairment charge of $14,939,000. The impairment charge included the write down of the carrying value to the estimated fair value, less cost to sell, of seven owned skilled nursing facilities of $7,428,000, two mortgage loans secured by skilled nursing facilities of $2,806,000, notes receivable of $3,329,000 and other assets and the cost of foreclosure and lease terminations of approximately $1,376,000. The fair values were based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

During 1998, the Company performed a comprehensive evaluation of its real estate investment portfolio. Based on this review, no assets were deemed to be impaired.

6.    REAL ESTATE INVESTMENTS

MORTGAGE LOANS. During the year ended December 31, 2000, the Company advanced $964,000 for renovation and expansion under a mortgage loan previously provided on a skilled nursing facility. The Company received prepayments totaling $7,650,000 on four mortgage loans originally scheduled to mature in 2001, 2003, 2006 and 2007, and scheduled principal payments of $1,139,000. Mortgage loans with outstanding principal balances totaling $12,255,000 that were secured by eight long-term care facilities were converted into owned properties.

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

At December 31, 2000, the Company had 48 mortgage loans secured by first mortgages on 45 skilled nursing facilities with a total of 5,160 beds and eight assisted living residences with 369 units located in 22 states. At December 31, 2000, the mortgage loans had interest rates ranging from 9.1% to 13.6% and maturities ranging from 2001to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2000 and 1999, the fair value of mortgage loans was approximately $107,727,000 and $132,912,000, respectively. Scheduled principal payments on mortgage loans are $9,400,000, $2,549,000, $12,234,000, $7,421,000,
$3,806,000 and $71,989,000 in 2001, 2002, 2003, 2004, 2005, and thereafter.

OWNED PROPERTIES AND LEASE COMMITMENTS. During 2000, $12,255,000 of mortgage loans converted into owned properties. In addition, the Company acquired, from a related party, two skilled nursing facilities with a total of 393 beds for a gross purchase price (based upon independent appraisals) of $19,200,000, and invested approximately $4,288,000 in the expansion and improvement of existing properties. The skilled nursing facilities acquired during 2000 were acquired subject to the assumption of existing non-recourse mortgage debt of $13,696,000 that bears interest at a weighted average rate of 9.25%

With the exception of certain properties leased to LTC Healthcare, Inc. under one year and month-to-month leases, owned facilities are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 20 years. Many of the leases contain renewal options and some contain options that permit the operators to purchase the facilities. The leases provide for fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on increases in consumer price

                              LTC PROPERTIES, INC.

indices over the term of the lease. Certain of the leases provide for additional rent through revenue participation (as defined in the lease agreements) in incremental revenues generated by the facilities, over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2000, 1999 and 1998 was not significant in relation to contractual base rent income.

Depreciation expense on buildings and improvements, including facilities owned under capital leases, was $15,145,000, $13,237,000 and $11,959,000 for the years ended December 31, 2000, 1999 and 1998.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $44,400,000, $41,424,000, $41,111,000, $38,903,000,
$36,299,000 and $204,642,000 for the years ending December 31, 2001, 2002, 2003,
2004, 2005 and thereafter.

REMIC CERTIFICATES. The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the carrying value of the subordinated certificates (held by the Company) as of December 31, 2000 and 1999 were as follows (DOLLAR AMOUNTS IN THOUSANDS):


                                              2000                                                1999
                           --------------------------------------------       ----------------------------------------------
                                                         Subordinated                                         Subordinated
                           Senior Certificates           Certificates         Senior Certificates             Certificates
                           ------------------------      --------------       ------------------------       ---------------
                           Principal           Rate      Carrying Value       Principal         Rate         Carrying Value
                           ---------           ----      --------------       ---------         ----         --------------
  1993-1 Pool                  $46,120         7.7%            $ 3,599          $50,709         7.6%              $ 5,191
  1994-1 Pool                   25,414         9.4%             38,066           28,299         9.4%               37,810
  1996-1 Pool                   81,534         7.5%             15,013           82,916         7.5%               15,510
  1998-1 Pool                  115,223(1)      6.3%             38,284          117,112(1)      6.3%               39,094
                                                               -------                                            -------
                                                               $94,962                                            $97,605
                                                               =======                                            =======


    (1) Included in the 1998-1 Pool assets are $26,382,000 of certificates originated in the 1993-1 Pool that are excluded from the amount outstanding presented for the 1993-1 Pool.


At December 31, 2000 and 1999, the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 17.11% and 17.35%, respectively. Income on the subordinated certificates was as follows for the years ended December 31, 2000, 1999 and 1998 (DOLLAR AMOUNTS IN THOUSANDS) :


                              2000           1999           1998
                          ------------   ------------   ------------
1993-1 Pool                    $   465        $ 1,504        $ 2,656
1994-1 Pool                      5,361          4,943          4,898
1996-1 Pool                      3,334          3,447          3,908
1998-1 Pool                      7,692          7,704          5,483
                          ------------   ------------   ------------
                               $16,852        $17,598        $16,945
                          ============   ============   ============


As sub-servicer for all of the above REMIC pools, the Company is responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates and will act as the special servicer to restructure any mortgage loans that default.

The REMIC Certificates retained by the Company, represent the non-investment grade certificates issued in the securitizations. Furthermore, because of the highly specialized nature of the underlying collateral (long-term care facilities), there is an extremely limited market for these securities. Because REMIC Certificates of this nature trade infrequently, if at all, market comparability to the certificates the Company retains is very limited.

The Company uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent measurement date in accordance with SFAS No. 125. These assumptions and estimates include projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected. Key economic assumptions used in measuring the retained interest at December 31, 2000 were as follows: a U.S. Treasury Rate of 5%, an average market spread on "BB" and "B" rated certificates of 765 basis points over the applicable U.S. Treasury rate, an average discount rate on unrated and interest-only certificates of 28.5%, weighted-average life of 156 months and no expected annual credit losses. At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of cash flows on the REMIC Certificates retained by the Company to immediate 10% and 20% adverse changes in those assumptions are as follows: (dollar amounts in thousands)

                                                               -----------------------------------------
                                                               Estimated Fair Value      Carrying Amount
                                                               --------------------      ---------------

RETAINED INTERESTS IN REMIC SECURITIZATIONS:
Available-for-sale REMIC Certificates                               $42,362                  $42,362
Held-to-maturity REMIC Certificates                                  32,241                   52,600
                                                                    -------                  -------
                             Totals                                 $74,603                  $94,962
                                                                    =======                  =======

                                                                 10% Adverse Change       20% Adverse Change
                                                                 ------------------       ------------------
KEY ASSUMPTION SENSITIVITY ANALYSIS                             Decline in Fair Value    Decline in Fair Value
                                                                ---------------------    ---------------------

AVERAGE SPREAD AND DISCOUNT RATE ASSUMPTION:

Average Spread on "BB" and "B" rated certificates - 765
  basis points                                                      $   699                  $ 1,385
Average discount rate on Unrated and I/O certificates - 28.5%         3,053                    5,890
                                                                    -------                  -------
                             Total                                  $ 3,752                  $ 7,275
                                                                    =======                  =======

U.S. TREASURY RATE ASSUMPTION (5.0%):                               $   896                  $ 1,935
                                                                    -------                  -------
WEIGHTED-AVERAGE LIFE ASSUMPTION (156 MONTHS):                      $   452                  $   957
                                                                    -------                  -------
EXPECTED CREDIT LOSS ASSUMPTION (NO EXPECTED LOSSES):               $ 4,484                  $ 9,135
                                                                    -------                  -------


As of December 31, 2000 and 1999, available-for-sale certificates were recorded at their fair value of approximately $42,362,000 and $45,651,000, respectively. Unrealized holding losses on available-for-sale certificates of $315,000 and $1,065,000 were included in comprehensive income for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999 held-to-maturity certificates had a book value of $52,600,000 and $51,954,000, respectively, and a fair value of $32,241,000 and $43,698,000, respectively. As of December 31, 2000 none of the REMIC pools had experienced any realized losses nor had any of the Company's REMIC Certificate investments been determined to be permanently impaired.

                              LTC PROPERTIES, INC.

7.  ASSET SECURITIZATIONS

The Company is a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC (securitization) when a securitization provides the Company with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to the Company's current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 2000 the Company has completed four securitization transactions, however, no securitizations occurred during 1999 or 2000, nor is the Company under commitment to complete any securitization in the future.

From its past securitizations, the Company receives annual sub-servicing fees which range from 2.0 to 3.0 basis points of the outstanding mortgage loan balances in each of the REMIC pools. Additionally, through the REMIC Certificates retained by the Company from past securitizations, LTC receives cash flows and the rights to future cash flows resulting from cash received on the underlying mortgage loans in the REMIC pools. All of the investors in the REMIC Certificates and the REMIC Trusts themselves have no recourse to the Company's assets for failure by any obligor to the REMIC Trust assets (the mortgages) to pay when due, or comply with any provisions of the mortgage contracts. The REMIC Certificates are classified separately on the balance sheet and interest income earned shown separately on the income statement. Sub-servicing fees and related fees associated with the REMIC certificates are included in other income.

Certain cash flows received from and paid to REMIC Trusts are as follows:
(dollar amounts in thousands)

                                                                     Year Ended
                                                           -----------------------------
                                                               2000             1999
                                                           -----------       -----------
Cash flow received on retained REMIC Certificates             $18,940          $19,361
Servicing and related fees received                           $   336          $   211
Servicing advances made                                       $ 2,052          $ 1,519
Repayments of servicing advances                              $ 2,282          $   881

At December 31, 2000, scheduled distributions of principal on REMIC Certificates retained by the Company are: $0, $0, $6,530,000; $20,428,000; $10,112,000; and, $45,592,000; for the years ending December 31, 2001, 2002,
2003, 2004, 2005 and thereafter. These amounts are based upon the scheduled remaining amortization periods of the underlying mortgages, which may be subject to change. Currently, the Company has no mortgage loans in its portfolio held for securitization. Quantitative information relating to subserviced mortgage loans, including, delinquencies and net credit losses is as follows: (dollar amounts in thousands)

                                                               2000           1999           1998
                                                            -----------    -----------    -----------
Average balance of loans in REMIC pools                     $ 353,300      $ 372,292       $ 354,511
Year-end balance of loans in REMIC pools                      348,201        361,896         381,894

Net credit losses                                           $       0      $       0       $       0
Net credit losses to average REMIC pool loans                      0%             0%              0%

Delinquencies (greater than 30 days) to
  year-end REMIC pool loans                                      2.0%           2.2%            1.2%



8.  LTC HEALTHCARE, INC.

As of December 31, 2000, 29 real estate properties with a gross carrying value of $70,376,000 or 8% of the Company's gross real estate investment portfolio (adjusted to include two mortgage loans underlying the REMIC Certificates) were operated by LTC Healthcare, Inc. ("Healthcare"). During the twelve months ended December 31, 2000, the Company recorded rental income of approximately $6,176,000 from Healthcare. The Company leased 25 properties, on a short-term basis, to Healthcare. These leases expire on June 30, 2001, at which time the Company and Healthcare will reevaluate all leases. The Company also leases two properties on a month-to-month basis to Healthcare. On July 1, 2000, the independent members of the Board of Directors of both Healthcare and the Company approved new rental rates. Annual rental income from Healthcare under the new rates is approximately $4,100,000. Effective January 1, 2001, the Company and Healthcare agreed to early termination of four leases, which would have expired on June 30, 2001, one each in Florida, Illinois, Texas and Virginia (See Note 5). These facilities had gross carrying value of $8,126,000 or 1% of the Company's gross real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates). Annual rental from Healthcare in 2001 under the 23 remaining leases is approximately $3,405,000. Also, as of December 31, 2000, Healthcare had mortgage loans secured by six skilled nursing facilities with total outstanding principal balances of $16,433,000 and a weighted average interest rate of 9.25% payable to REMIC pools originated by the Company. Two of the skilled nursing facilities securing the mortgage loans payable to the Company's REMIC pools are operated by Healthcare and the remaining four skilled nursing facilities are leased to third party operators.

As of December 31, 2000 and 1999, the Company owned 180,000 and 239,000 shares, respectively, of Healthcare common stock. At December 31, 2000 and 1999, the Company's investment in Healthcare common stock is recorded at its fair value of $236,000 and $480,000, respectively, in the accompanying balance sheet. An unrealized holding loss of $185,000 and $181,000, respectively, is included in comprehensive income for the years ended December 31, 2000 and 1999.

During the third quarter of 2000 the Company purchased 100% of the common stock of Coronado Corporation and Park Villa Corporation from Healthcare for a total purchase price (based on independent appraisals) of $19,200,000. As a result of the purchase, the Company assumed $13,696,000 of mortgage debt and reduced receivables from Healthcare by $5,346,000.

The Company has provided Healthcare with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of December 31, 2000 and 1999, $16,582,000 and $6,337,000, respectively, was outstanding under the line of credit. Under the terms of the new Senior Secured Revolving Line of Credit, the Company is permitted to loan Healthcare up to $25,000,000. The Company and Healthcare have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. During the years ended December 31, 2000 and 1999, the Company recorded interest income of $1,713,000 and $1,514,000, respectively on the average outstanding principal balance under the line of credit.

On June 23, 2000, the Company's Board of Directors appointed Healthcare as the Company's exclusive sales agent for all skilled nursing facilities for a period of one year and approved a commission agreement with Healthcare. Pursuant to the agreements, during 2000, the Company paid Healthcare sales commissions of $1,600,000. During 1999, the Company had an administrative services agreement with Healthcare. Accordingly, Healthcare reimbursed the Company for administrative and management advisory services in the

                              LTC PROPERTIES, INC.

amount of $740,000 for the year. The administrative services agreement was terminated effective January 1, 2000 since Healthcare has its own management and administrative staff. The Company received no reimbursement for administrative and management advisory services in 2000.

During 1999, the Company acquired from Healthcare, 100% of the stock of two companies that each own an assisted living facility, for a total purchase price of $16,050,000. Both facilities are leased to a third party operator. Healthcare used the proceeds to repay borrowings under the unsecured line of credit.

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

9.  OTHER ASSETS

During 2000, the Company received short term notes receivable of $3,055,000 in conjunction with the sale of one skilled nursing facility, one assisted living facility and one school. The notes mature on various dates in 2001 and have a combined weighted average interest rate of 9.5%. Additionally, the Company received a three year $2,000,000 note with an interest rate of 10%. This note is a deposit on a skilled nursing facility in Florida. The gross sales price of this facility is approximately $6,000,000.

During 1999, the Company provided one of its operators with a line of credit secured by patient accounts receivable to fund working capital requirements. The line of credit bears interest at the prime rate of interest plus 2% and matures in February 2004. The Company performed a comprehensive evaluation of the accounts receivable securing the line of credit at December 2000 and 1999 and determined that approximately $1,259,000 and $3,329,000, respectively, of the amounts advanced were not recoverable. See Note. 5 - Impairment Charge. At December 31, 2000 and 1999, advances of $1,500,000 and $4,954,000 were estimated to be recoverable.

10.    MARKETABLE DEBT SECURITIES

During 1999, the Company acquired $4,195,000 face amount of Assisted Living Concepts, Inc. ("ALC") 5.625% convertible subordinated debentures due May 2003 and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 for an aggregate purchase price of $13,097,000. As of December 31, 2000 and 1999, our investment in ALC convertible debentures had a weighted average cash yield of 8.3%

                              LTC PROPERTIES, INC.

and a weighted average effective yield of 19.1%. The Company accounts for its investment in ALC convertible subordinated debentures at amortized cost as held-to-maturity securities. At December 31, 2000 and 1999, the Company's investment in ALC convertible subordinated debentures had an amortized cost of $15,873,000 and $14,190,000 and a fair value of $8,696,000 and
$12,207,000, respectively.

11.   DEBT OBLIGATIONS

BANK BORROWINGS. On October 31, 2000, the Company entered into a new Senior Senior Secured Revolving Line of Credit Agreement (the "Senior Secured Revolving Line of Credit") that expires on October 2, 2004 and replaces the Revolving Credit Facility and the term loan discussed below. The Senior Secured Revolving Line of Credit initially provided for $185,000,000 of total commitments with periodic reductions of these commitments to fully retire the commitments as of October 2, 2004. Specifically scheduled available commitments as of December 31, 2000, 2001, 2002 and 2003 are $185,000,000, $157,500,000, $95,000,000 and
$75,000,000 respectively. An additional provision of this agreement requires certain amounts of commitment reductions as a result of asset sales. As a result of sales of assets prior to year end, the available commitment balance at December 31, 2000 was $173,960,000. Subsequent to year end 2000, the Company further reduced commitments to $171,676,000 as a result of additional asset sales.

The Senior Secured Revolving Line of Credit pricing varies between LIBOR plus 2.00% and LIBOR plus 3.00% depending on the Company's leverage ratio. At December 31, 2000 the Company's interest rate was 9.215%, reflecting a pricing of LIBOR plus 2.50%.

The Senior Secured Revolving Line of Credit contains financial covenants including, but not limited to a collateral value ratio, funded debt ratio, senior leverage ratio, interest coverage ratio and a tangible net worth ratio. As of December 31, 2000, the Company was in compliance with financial covenants as required by the Senior Secured Revolving Line of Credit. Under the terms of the Senior Secured Revolving Line of Credit the Company is limited in any fiscal year from paying total common and preferred cash dividends of no more than 110% of consolidated taxable income. At inception, $183,290,000 of owned properties, $113,842,000 of mortgage loans receivable and $96,332,000 of REMIC certificates were pledged as collateral. Additional provisions in the Senior Secured Revolving Line of Credit provide for the release of certain collateral when the commitments are reduced to $100,000,000 or less and $60,000,000 or less and allows the Company to buy back its stock once the commitments are $135,000,000 or less. In addition to a fee paid to the lenders at the time of signing the Senior Secured Revolving Line of Credit, the Company has agreed to pay an additional fee to the lenders based on total commitments, if any, outstanding as of October 2, 2002.

As of December 31, 1999, $135,000,000 was outstanding under the Company's prior $170,000,000 Senior Unsecured Revolving Line of Credit (the "Revolving Credit Facility"), which expired on October 31, 2000. The Revolving Credit Facility pricing varied between LIBOR plus 1.25% and LIBOR plus 1.5% depending on the Company's leverage ratio. During the year ended December 31, 1999, pricing under the Revolving Credit Facility was LIBOR plus 1.25%. During 1999, the Company obtained a $25,000,000 term loan with interest at LIBOR plus 1.25% and that matured October 31, 2000.

On November 2, 1998, the Company entered into an interest rate swap agreement whereby the Company effectively fixed the interest rate on LIBOR based variable rate debt. Under this agreement, which expired in November 2000, the Company was credited interest at three month LIBOR and paid interest at a fixed rate of 4.74% on a notional amount of $50,000,000. The differential paid or received on the interest rate swap was recognized as an adjustment to interest expense. During 1999, the Company received $657,000 upon early termination of the interest rate swap that was amortized over the term of the original swap agreement.

                              LTC PROPERTIES, INC.

CONVERTIBLE SUBORDINATED DEBENTURES (DOLLAR AMOUNTS IN THOUSANDS):

                                                                       Outstanding Principal at
                                                                             December 31,
   Interest                                   Conversion               --------------------------
     Rate              Maturity             Price per share                2000            1999
   --------           ------------          ---------------            ------------    ----------
    8.50%             January 2001              $15.50                     $11,849       $11,849
    7.75%             January 2002              $16.50                       2,408         2,408
    8.25%                July 2001              $17.25                      10,385        10,385
                                                                           $24,642       $24,642

On January 2, 2001, the Company borrowed $12,000,000 under its Senior Secured Revolving Line of Credit Facility to pay in full the 8.50% Convertible Subordinated Debentures.

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

Neither the 8.25% debentures due July 2001 nor the 7.75% debentures due January 2002 were redeemable by the Company prior to January 1, 2001.

As of December 31, 2000, giving effect to the January 2, 2001 redemption of the 8.50% Convertible Subordinated Debentures, the remaining convertible subordinated debentures outstanding were convertible into 747,968 shares of common stock. Based on quoted market prices the fair value of the debentures approximated $23,136,000 and $21,907,000 at December 31, 2000 and 1999,
respectively.

MORTGAGE LOANS PAYABLE. During 2000, the Company acquired two skilled nursing facilities that were subject to the assumption of existing non-recourse mortgage debt of $13,696,000 that bears interest at a weighted average rate of 9.25% and matures in 2006.

Mortgage loans and weighted average interest rates for loans payable to REMIC's formed by the Company were (DOLLAR AMOUNTS IN THOUSANDS):

                       December 31, 2000          Rate             December 31, 1999          Rate
                       -----------------          ----             -----------------          ----
1993-1 Pool                     $21,908            12.0%                     $22,107          12.0%
1994-1 Pool                       5,965            11.7                        6,042          11.5
1996-1 Pool                      37,063            10.0                       23,672          10.3
1998-1 Pool                      13,604             9.3                       13,730           9.3
                                -------                                      -------
                                $78,540                                      $65,551
                                =======                                      =======

Mortgage loans and weighted average interest rates for mortgage loans payable to others were (DOLLAR AMOUNTS IN THOUSANDS):

MATURITY            December 31, 2000          Rate             December 31, 1999          Rate
--------            -----------------          ----             -----------------          ----
2002                          $6,500            9.50%                      $6,500           8.50%
2009                          18,301            8.81                       18,485           8.81
                    ----------------                            -----------------
                             $24,801                                      $24,985
                    ================                            =================

                              LTC PROPERTIES, INC.

As of December 31, 2000 and 1999, the aggregate carrying value of real estate properties securing the Company's mortgage loans payable was $145,644,000 and $128,636,000, respectively.

BONDS PAYABLE AND CAPITAL LEASES. At December 31, 2000 and 1999, the Company had outstanding principal of $7,550,000 and $7,815,000, respectively on multifamily tax-exempt revenue bonds. These bonds bear interest at a variable rate that is reset weekly and matures during 2015. For the year ended December 31, 2000, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 6.0%. At December 31, 2000 and 1999, the Company had outstanding principal of $4,127,000 and $4,162,000, respectively on a multi-unit housing tax-exempt revenue bond that bears interest at 10.9% and matures in 2025.

At December 31, 2000 and 1999, the Company had outstanding principal of $4,900,000 and $5,119,000, respectively, under capital lease obligations. The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.6% and mature at various dates through 2013.

As of December 31, 2000 and 1999, the aggregate gross investment in real estate properties securing the Company's bonds payable and capital leases was $25,719,000.

SCHEDULED PRINCIPAL PAYMENTS. Total scheduled principal payments for the mortgage loans payable, bonds payable and capital lease obligations as of December 31, 2000 were $1,747,000, $16,150,000, $17,452,000, $5,572,000,
$12,206,000 and $66,791,000 in 2001, 2002, 2003, 2004, 2005 and thereafter.

12.   STOCKHOLDERS' EQUITY

ISSUANCE OF STOCK. On September 2, 1998, the Company issued 2,000,000 shares of 8.5% Series C Convertible Preferred Stock (the "Series C Preferred Stock") at $19.25 per share for net proceeds of $37,605,000. The Series C Preferred Stock is convertible into 2,000,000 shares of the Company's common stock, has a liquidation value of $19.25 per share and has an annual coupon of 8.5%, payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2000 and 1999.

At December 31, 2000, 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock ("Series A Preferred Stock") and 2,000,000 shares of 9.0% Series B Cumulative Preferred Stock ("Series B Preferred Stock") were outstanding. Dividends on the Series A Preferred Stock and Series B Preferred Stock are cumulative from the date of original issue and are payable monthly to stockholders of record on the first day of each month. Dividends on the Series A Preferred Stock and the Series B Preferred Stock accrue at 9.5% and 9.0% per annum, respectively, on the $25 liquidation value per share (equivalent to a fixed annual amount of $2.375 and $2.25 per share, respectively). The Series A Preferred Stock is not redeemable prior to April 1, 2001 and the Series B Preferred Stock is not redeemable prior to January 1, 2002, except in certain circumstances relating to preservation of the Company's qualification as a REIT.

The liquidation preferences of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are pari passu. Neither the Series A Preferred Stock, Series B Preferred Stock nor the Series C Preferred Stock have any voting rights.

REPURCHASE OF COMMON STOCK. During 2000 and 1999 the Company repurchased and retired 1,005,600 and 649,800 shares of common stock, respectively, for an aggregate purchase price of $7,969,000 and $7,039,000, respectively.

STOCK BASED COMPENSATION PLANS. During 1998, the Company adopted and its stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock have been reserved for stock based compensation awards. The 1998 Equity Participation Plan and the Company's Restated 1992 Stock Option Plan under which 500,000 shares of common stock were reserved (collectively "the Plans") provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of awards granted under the Plans are set by the Company's compensation committee at its discretion however, in the case of incentive stock options, the term may not exceed ten years from the date of grant. Total shares available for grant under the Plans as of December 31, 2000, 1999 and 1998 were 19,880, 507,040 and 507,000, respectively.
All options outstanding vest over five years from the original date of grant. Unexercised options expire seven years after the date of vesting.

                              LTC PROPERTIES, INC.

Nonqualified stock option activity for the years ended December 31, 2000, 1999 and 1998 was as follows:


                                                       Shares                                Weighted Average Price
                                    ----------------------------------------------     -----------------------------------
                                        2000            1999            1998              2000         1999       1998
                                    -------------- ---------------- --------------     ------------ ----------- ----------
Outstanding, January 1                   23,000           23,000        169,500             $14.86      $14.86  $11.21
      Granted                           517,500                -              -              $5.41
                                                                                                             -  -
      Exercised                               -                -        (146,500)                -              $10.64
                                                                                                             -
      Canceled                           (31,500)              -              -              $7.04
                                                                                                             -  -
                                    -------------- ---------------- --------------
Outstanding, December 31                 509,000          23,000         23,000              $5.74      $14.86  $14.86
                                    ============== ================ ==============
Exercisable, December 31                  16,500          18,000         12,000             $15.41      $14.26  $13.83
                                    ============== ================ ==============

Restricted stock activity for the years ended December 31, 2000, 1999 and 1998 was as follows:


                                    2000           1999           1998
                                ------------   ------------   ------------
Outstanding, January 1               264,400        393,000        382,000
     Granted                          23,000        448,800         24,000
     Vested                                -       (128,560)       (13,000)
     Canceled                        (21,840)      (448,840)             -
                                ------------   ------------   ------------
Outstanding, December 31             265,560        264,400        393,000
                                ------------   ------------   ------------
Compensation Expense                     $ -            $ -   $  1,492,000
                                ============   ============   ============

In 2000, restricted stock awards aggregating 23,000 shares with a weighted average fair value on the dates of grant of $8.07 per share were granted to employees. These grants vest evenly over four or five years with the first vesting in January 2001.

In March 1999, all outstanding shares of restricted stock as of that date were cancelled. Subsequently, restricted stock awards aggregating 448,800 shares with a weighted average fair value on the date of grant of $11.50 per share were granted to employees and non-employee directors. Each grantee will vest shares equal to 10% of their total grant per year if the Company meets certain financial objectives and the grantee remains employed by the Company. If, in any given year, the Company does not meet the stated financial objectives then the shares scheduled to vest in that year will not vest and the vesting period will be extended by one year. During 1999, certain recipients of restricted stock awarded in 1999 immediately vested in a portion of such shares. Compensation expense related to the vested shares approximated compensation expense recognized in prior years on the unvested shares that were cancelled in 1999. Future compensation expense will be recognized over the service period at the market price per share on the date of vesting. None of these shares of restricted stock vested in 2000.

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company's common stock.

As of December 31, 2000, 1999 and 1998, there were 509,000, 23,000, and 23,000 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in 2000, the weighted average expected life assumption was five years, the weighted average volatility was 0.48 and the weighted average risk free interest rate was 6.47%. The weighted average fair value of the options granted was estimated to be $0.65. There was no material pro-forma effect on net income or earnings per share for the years ending December 31, 2000, 1999 and 1998. The weighted average exercise price of the options was $5.38, $15.65 and $15.65 and the weighted average remaining contractual life was 4.3, 5.9 and 6.9 years as of December 31, 2000, 1999 and 1998, respectively.

                              LTC PROPERTIES, INC.

NOTES RECEIVABLE FROM STOCKHOLDERS. In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, the Company made full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans bear interest at the then current Applicable Federal Rate. In January 2000, the Board of Directors approved a new loan agreement for current executives and directors in the amounts of the remaining principal balance of the original loans.

The new loan agreements provide that the interest rate is 6.07% and interest payments are due quarterly equal to the most recent dividend received on the shares pledged as security for the notes. If the dividend does not fully pay the interest due or if no dividend is paid, the unpaid interest is added to the principal balance. The notes also require the borrower to reduce principal by one-half of the most recent dividend received on the pledged shares less the interest paid on the loans from that dividend.

The maturity date of the new notes is December 31, 2008 and at that time the remaining principal amount is due in full. Additionally, the new notes contain a provision that allows the borrower the option of fully discharging the then remaining principal balance of the loan by tendering the pledged shares as full payment upon the event of a change of control of the Company or upon the death of the borrower.

Unless the Board of Directors approves otherwise, loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change of control of the Company.

The remaining original notes provide for the same calculation of the periodic principal reductions; however, interest is payable every quarter, regardless of receipt of a dividend. The original notes will convert to fully amortizing loans with 16 quarterly payments beginning in year six. The original notes bear interest rates ranging from 5.77% to 6.63%.

In 2000 and 1999, no options were exercised under this program. At December 31, 2000 and 1999, loans totaling $10,126,000 and $10,258,000, respectively were outstanding. At December 31, 2000 and 1999, the market value of the common stock securing these loans was approximately $2,968,000 and $6,691,000, respectively.

13.        SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the Company entered into two separate purchase and sale agreements with two unrelated third parties for the sale of two schools in Arizona for a combined gross sales price of $15,185,000. Additionally, the Company entered into a purchase and sale agreement with an unrelated third party for the sale of three assisted living facilities in Wyoming for a gross sales price of $12,850,000. The transaction is scheduled to close escrow on November 30, 2001, however the agreement provides for extensions of the scheduled closing date with corresponding increases in the gross sales price.

14.        DISTRIBUTIONS

The Company must distribute at least 95% (90% for years ending after December 31, 2000) of its taxable income in order to continue to qualify as a REIT. Annual distributions may exceed the Company's earnings and profits due to non-cash expenses such as depreciation and amortization. Under special tax rules for REITs, dividends declared in the last quarter of the calendar year and paid by January 31 of the following year are treated as paid on December 31 of the year declared. Distributions for 2000 and 1999 were cash distributions. The 1998 distribution consisted of $1.535 per share in cash and $.469 per share (unaudited) in the form of Healthcare common stock.

                              LTC PROPERTIES, INC.

The Federal income tax classification of the per share common stock distributions are (unaudited):


                                           2000             1999            1998
                                      ---------------- --------------- ----------------
Ordinary income                             $0.701           $1.185           $1.355
Non-taxable distribution                         -            0.375            0.397
Section 1250 capital gain                    0.146                -            0.051
Long term capital gain                       0.023                -            0.201
                                      ---------------- --------------- ----------------
   Total                                    $0.870           $1.560           $2.004
                                      ================ =============== ================

15.  NET INCOME PER SHARE

Basic and diluted net income per share were as follows (IN THOUSANDS EXCEPT PER SHARE AMOUNTS):


                                                 2000           1999           1998
                                             ------------   ------------   ------------
Net income                                   $     31,637   $     31,827   $     50,593
Preferred dividends                               (15,087)       (15,087)       (12,896)
                                             ------------   ------------   ------------
Net income for basic net income per share          16,550         16,740         37,697
7.75%debentures due 2002                                -              -            516
8.5%debentures due 2000                                 -              -            684
8.25%debentures due 1999                                -              -            860
Other dilutive securities                               -              -            192
                                             ------------   ------------   ------------
Net income for diluted net income per share  $     16,550   $     16,740   $     39,949
                                             ============   ============   ============

Shares for basic net income  per share             26,108         27,412         27,077
Stock options                                           -              -             11
7.75%debentures due 2002                                -              -            417
8.5%debentures due 2000                                 -              -            497
8.25%debentures due 1999                                -              -            645
Other dilutive securities                               -              -            176
                                             ------------   ------------   ------------
Shares for diluted net income per share            26,108         27,412         28,823
                                             ============   ============   ============
Basic net income per share                   $       0.63   $       0.61   $       1.39
                                             ============   ============   ============
Diluted net income per share                 $       0.63   $       0.61   $       1.39
                                             ============   ============   ============

The conversion of subordinated debentures and stock options were anti-dilutive in 2000 and 1999.

                              LTC PROPERTIES, INC.

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                             Quarter ended
                                            --------------------------------------------------------------------------------
                                                March 31,           June 30,          September 30,        December 31,
                                            ------------------ ------------------- -------------------- --------------------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000
----
Revenues                                              $22,506             $22,717              $21,536              $20,371
Net income (loss) available to
  common stockholders(1)                                6,903               6,081                6,518              (2,952)
Basic net income (loss) per share                        0.26                0.23                 0.25               (0.11)
Diluted net income (loss) per share                      0.26                0.23                 0.25               (0.11)
Dividends per share                                      0.29                0.29                 0.29                 0.00


1999
----
Revenues                                              $22,204             $22,766              $21,959              $20,733
Net income (loss) available to
  common stockholders(2)                                8,768               9,112                8,174              (9,314)
Basic net income (loss) per share                        0.32                0.33                 0.30               (0.34)
Diluted net income (loss) per share                      0.32                0.33                 0.30               (0.34)
Dividends per share                                      0.39                0.39                 0.39                 0.39

(1)  Includes an impairment charge of $14.8 million.
     See Note 5 - Impairment Charge.

(2)  Includes an impairment charge of $14.9 million.
     See Note 5 - Impairment Charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

(c)        Reports on Form 8-K

           None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))


      II.   Valuation and Qualifying Accounts ........................      57
      III.  Real Estate and Accumulated Depreciation .................      58
      IV.   Mortgage Loans on Real Estate ............................      59

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

                              LTC PROPERTIES, INC.
                                  SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                           Balance at               Charge to              Balance at
                                      Beginning of Period           Operations            End of Period
                                      -------------------           ----------            -------------

        Allowance for
        Doubtful Accounts:
        2000                              $1,250                       $  -                  $1,250

        1999                              $1,250                       $  -                  $1,250

        1998                              $1,000                       $250                  $1,250


                              LTC PROPERTIES, INC.
                                  SCHEDULE III
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                        Initial Cost to      Costs     Gross Amount at which Carried
                                            Company       Capitalized       at December 31, 2000
                                      -------------------              -----------------------------        Construction/
                                           Building and     After           Building and          Accum.    Renovation   Acquisition
                   Encumbrance        Land Improvements  Acquisition  Land  Improvements Total  Deprec.(1)     Date          Date
                   -----------        ------------------------------  ------------------------- ---------- ------------- -----------
Skilled Nursing
Facilities:
Bradenton, FL       $        -        $330    $2,720        $     -    $330     $2,720   $3,050    $671      1989          Sep-93
Clearwater, FL               -         454     2,902              -     454      2,902    3,356     547     1965/93        Sep-93
Lecanto, FL                  -         351     2,665          2,251     351      4,916    5,267     900      1988          Sep-93
Rusk, TX                     -          34     2,399             14      34      2,413    2,447     673      1969          Mar-94
Chicago Heights, IL          -         221     6,406              -     221      6,406    6,627   1,426      1988          Sep-94
Demopolis, AL           10,351 (2)      71     2,141              -      71      2,141    2,212     435      1972          Jun-95
Fort Payne, AL               - (2)      37     3,588              -      37      3,588    3,625     713     1967/73        Jun-95
Jackson, AL                  - (2)      64     2,620              -      64      2,620    2,684     528      1964          Jun-95
Madison, AL                  - (2)      30     2,328              -      30      2,328    2,358     464     1964/74        Jun-95
Phoenix, AL                  - (2)      59     2,123              -      59      2,123    2,182     429      1969          Jun-95
Toppanish, WA            2,551 (3)     132     2,654              -     132      2,654    2,786     548     1960/70        Jun-95
Vancouver, WA                - (5)      60     3,031              2      60      3,033    3,093     608     1952/94        Jun-95
Chesapeake, VA               -         656     3,201             34     656      3,235    3,891     758      1977          Oct-95
Richmond, VA                 -         354     3,182             43     354      3,225    3,579     695   1970/75/80       Oct-95
Tappahannock, VA             - (14)    209     1,493              -     209      1,493    1,702     702     1977/78        Oct-95
Jefferson, IA           10,282 (4)      36     1,933            163      36      2,096    2,132     324     1968/72        Jan-96
Montgomery, AL           3,771 (5)     144     5,426              -     144      5,426    5,570     903     1967/74        Jan-96
Carroll, IA                  - (4)      60     1,020             38      60      1,058    1,118     197      1969          Jan-96
Whiteright, TX           1,093         100     2,923              -     100      2,923    3,023     535   1962/64/65       Jan-96
Granger, IA                  - (4)      93     1,325             59      93      1,384    1,477     251      1979          Jan-96
Bedford, TX                  - (4)     345     3,195            404     345      3,599    3,944     597      1960          Jan-96
Polk City, IA                - (3)      88     1,351             15      88      1,366    1,454     264      1976          Jan-96
Atmore, AL                   - (4)      23     2,985              -      23      2,985    3,008     498     1967/74        Jan-96
Norwalk, IA                  - (4)      45     1,035             46      45      1,081    1,126     197      1975          Jan-96
Altoona, IA                  - (4)     102     2,312            121     102      2,433    2,535     400      1973          Jan-96
Midland, TX              1,988          32     2,285              -      32      2,285    2,317     414      1973          Feb-96
Gardendale, AL               -          84     6,316              -      84      6,316    6,400     957     1976/84        May-96
Roberta, GA                  -         100     2,400             59     100      2,459    2,559     445      1964          May-96
Houston, TX              6,976 (8)     202     4,458            456     202      4,914    5,116     779      1961          Jun-96
Houston, TX              6,628 (9)     361     3,773            248     361      4,021    4,382     736     1964/68        Jun-96
Houston, TX                    (8)     202     4,458            449     202      4,907    5,109     779      1967          Jun-96
Mesa, AZ                 4,385         305     6,909          1,695     305      8,604    8,909   1,172     1975/96        Jun-96
Houston, TX                  - (9)(14) 572     2,997            824     572      3,821    4,393   1,193      1967          Jun-96
Sacramento, CA               -         220     2,929              -     220      2,929    3,149     436      1968          Feb-97
Coffeyville, KS              -           -         -              -       -          -        -       -      1962          May-97
Salina, KS                   -         100     1,153            445     100      1,598    1,698     626      1985          May-97
South Haven, KS              -           -         -              -       -          -        -       -      1969          May-97
Portland, OR                 -         100     1,925            457     100      2,382    2,482     306     1956/74        Jun-97
Nacogdoches, TX              -         100     1,738             37     100      1,775    1,875     239      1973          Oct-97
Cushing, TX                  -         100     1,679             24     100      1,703    1,803     230     1973/84        Oct-97
Mesa, AZ                 2,921         420     4,258             32     420      4,290    4,710     397      1972          Oct-97
Wells, TX                2,226 (6)     100     1,649              7     100      1,656    1,756     198      1980          Jan-98
Corrigan, TX                 - (6)     100     1,649              7     100      1,656    1,756     198      1985          Jan-98
Groesbeck, TX            1,301         100     1,649              7     100      1,656    1,756     198      1972          Jan-98
Tampa, FL                    -         100     6,402             41     100      6,443    6,543     612      1970          Jun-98

                                LTC PROPERTIES, INC.
                                    SCHEDULE III
               REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                   (in thousands)


                                        Initial Cost to       Costs     Gross Amount at which Carried
                                            Company         Capitalized      at December 31, 2000
                                     ----------------------             -----------------------------      Construction/
                                             Building and     After          Building and          Accum.    Renovation Acquisition
                  Encumbrance         Land   Improvements  Acquisition Land  Improvements Total   Deprec.(1)    Date        Date
                 --------------      --------------------------------- ------------------------- ----------- ---------- ---------
Jonesboro, GA            2,659          150       2,573          3     150      2,576     2,726       144      1970        Sep-99
Griffin, GA              4,742 (10)     500       2,900          -     500      2,900     3,400       160      1969        Sep-99
Atlanta, GA                  - (10)     175       1,282          3     175      1,285     1,460        96      1968        Sep-99
Des Moines, IA               -          100       2,111        142     100      2,253     2,353       137      1972        Sep-99
Olathe, KS                   -          520       1,872          5     520      1,877     2,397        84      1968        Sep-99
Crawfordville, FL            -          522       1,815      1,202     522      3,017     3,539       166      1974        Sep-99
Venice, FL                   - (14)     236         346        838     236      1,184     1,420       318     1969/72      Sep-99
Sumner, IL                 968          100         877          7     100        884       984        57      1968        Oct-99
Topeka, KS                   - (14)      -          400         12       -        412       412        16      1957        Oct-99
Carlinville, IL              - (14)     100         486         25     100        511       611        61      1965        Oct-99
Fort Worth, TX           2,076          100       1,534          -     100      1,534     1,634        90      1974        Dec-99
Jessup, GA               6,500 (13)      35         465         38      35        503       538        18      1953        Dec-99
Fort Valley, GA              - (13)     230         770         86     230        856     1,086        34      1965        Dec-99
Gardner, KS                  - (13)     729       4,478        149     729      4,627     5,356       152     1961/74      Dec-99
Canyon, TX                     (14)     196       1,093        211     196      1,304     1,500        32     1985/86      Jun-00
Phoenix, AX              7,381          300       9,703          -     300      9,703    10,003       162      1985        Aug-00
Tuscon, AZ               6,241          276       8,924          -     276      8,924     9,200       149     1985/92      Aug-00
Holyoke, CO                  -          184       1,541          2     184      1,543     1,727        16      1963        Nov-00
Manchester, TN               -           50         954         58      50      1,012     1,062        11   1957/67/78     Nov-00
Dresden, TN                  -           31       1,529        149      31      1,678     1,709        23      1966        Nov-00
Ripley, TN                   -           20         985         56      20      1,041     1,061        11      1951        Nov-00
                 --------------      ------------------------------ ---------------------------- ----------
Skilled Nursing
Facilities              85,040       11,950     172,223     10,964  11,950    183,187   195,137    26,115
                 --------------      ------------------------------ ---------------------------- ----------

                             LTC PROPERTIES, INC.
                                 SCHEDULE XI
             REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                (in thousands)


                                       Initial Cost to      Costs     Gross Amount at which Carried
                                           Company       Capitalized       at December 31, 2000
                                     -------------------              -----------------------------        Construction/
                                          Building and     After           Building and          Accum.    Renovation   Acquisition
                   Encumbrance       Land Improvements  Acquisition  Land  Improvements Total  Deprec.(1)     Date          Date
                   -----------       ------------------------------  ------------------------- ---------- ------------- -----------
Assisted Living
Residences:
Longview, TX                 -        38     1,568            -       38       1,568    1,606      224        1995         Oct-95
Marshall, TX                 -        38     1,568          450       38       2,018    2,056      271        1995         Oct-95
Dodge City, KS           1,435        88     1,662            -       88       1,662    1,750      250        1995         Dec-95
Great Bend, KS           1,209        87     1,563           17       87       1,580    1,667      243        1995         Dec-95
McPherson, KS            1,044        75     1,575            -       75       1,575    1,650      235        1994         Dec-95
Salina, KS               1,213        72     1,578            -       72       1,578    1,650      235        1994         Dec-95
Greenville, TX               -        42     1,565            -       42       1,565    1,607      147        1995         Jan-96
Athens, TX                   -        96     1,511            -       96       1,511    1,607      229        1995         Jan-96
Kennewick, WA                  (7)   100     1,940            -      100       1,940    2,040      262        1996         Feb-96
Grandview, WA                - (7)   100     1,940            -      100       1,940    2,040      258        1996         Mar-96
Jacksonville, TX             -       100     1,900            -      100       1,900    2,000      255        1996         Mar-96
Walla Walla, WA          7,550 (7)   100     1,940            -      100       1,940    2,040      234        1996         Apr-96
Lufkin, TX                   -       100     1,950            -      100       1,950    2,050      254        1996         Apr-96
Camas, WA                    - (7)   100     2,175            -      100       2,175    2,275      271        1996         May-96
Gardendale, AL               -        16     1,234            -       16       1,234    1,250      192        1988         May-96
Vancouver, WA                - (7)   100     2,785            -      100       2,785    2,885      346        1996         Jun-96
Kelso, WA                    -       100     2,500            -      100       2,500    2,600      280        1996         Nov-96
Battleground, WA             -       100     2,500            -      100       2,500    2,600      280        1996         Nov-96
Hayden, ID                   -       100     2,450          243      100       2,693    2,793      289        1996         Dec-96
Klamath Falls, OR            -       100     2,300            -      100       2,300    2,400      264        1996         Dec-96
Newport, OR                  -       100     2,050            -      100       2,050    2,150      224        1996         Dec-96
Tyler, TX               11,420 (12)  100     1,800            -      100       1,800    1,900      199        1996         Dec-96
Wichita Falls, TX            -       100     1,850            -      100       1,850    1,950      204        1996         Dec-96
Ada, OK                      -       100     1,650            -      100       1,650    1,750      184        1996         Dec-96
Nampa, ID                    -       100     2,240           23      100       2,263    2,363      245        1997         Jan-97
Tulsa, OK                    - (12)  200     1,650            -      200       1,650    1,850      182        1997         Feb-97
Durant, OK                   -       100     1,769            -      100       1,769    1,869      185        1997         Apr-97
San Antonio, TX              - (12)  100     1,900            -      100       1,900    2,000      197        1997         May-97
Troy,OH                      -       100     2,435          306      100       2,741    2,841      279        1997         May-97
Waco, TX                     -       100     2,235            -      100       2,235    2,335      217        1997         Jun-97
Tulsa, OK                    - (12)  100     2,395            -      100       2,395    2,495      232        1997         Jun-97
San Antonio, TX              - (12)  100     2,055            -      100       2,055    2,155      216        1997         Jun-97
Norfolk, NE                  -       100     2,123            -      100       2,123    2,223      218        1997         Jun-97
Wahoo, NE                    -       100     2,318            -      100       2,318    2,418      224        1997         Jul-97
York, NE                     -       100     2,318            -      100       2,318    2,418      224        1997         Aug-97
Hoquiam, WA                  -       100     2,500            -      100       2,500    2,600      230        1997         Aug-97
Tiffin, OH                   -       100     2,435            -      100       2,435    2,535      227        1997         Aug-97
Millville, NJ                -       100     2,825            -      100       2,825    2,925      258        1997         Aug-97
Fremont,OH                   -       100     2,435            -      100       2,435    2,535      227        1997         Aug-97
Lake Havasu, AZ              -       100     2,420            -      100       2,420    2,520      225        1997         Aug-97
Greeley, CO                  -       100     2,310          270      100       2,580    2,680      232        1997         Aug-97
Springfield, OH              -       100     2,035          270      100       2,305    2,405      224        1997         Aug-97
Watauga, TX                  -       100     1,668            -      100       1,668    1,768      175        1996         Aug-97
Bullhead Ctiy, AZ            -       100     2,500            -      100       2,500    2,600      229        1997         Aug-97
Arvada, CO               6,881 (11)  100     2,810          276      100       3,086    3,186      289        1997         Aug-97

                              LTC PROPERTIES, INC.
                                  SCHEDULE III
             REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 (in thousands)

                                       Initial Cost to      Costs     Gross Amount at which Carried
                                           Company       Capitalized       at December 31, 2000
                                     -------------------              -----------------------------        Construction/
                                          Building and     After           Building and          Accum.    Renovation   Acquisition
                   Encumbrance       Land Improvements  Acquisition  Land  Improvements Total  Deprec.(1)     Date          Date
                   -----------       ------------------------------  ------------------------- ---------- ------------- -----------
Edmond, OK               - (12)      100    1,365        526          100     1,891     1,991       176       1996          Aug-97
Wetherford, OK           -           100    1,669        592          100     2,261     2,361       196       1996          Aug-97
Eugene, OR               -           100    2,600          -          100     2,600     2,700       233       1997          Sep-97
Caldwell, ID             -           100    2,200          -          100     2,200     2,300       199       1997          Sep-97
Burley, ID               -           100    2,200          -          100     2,200     2,300       199       1997          Sep-97
Wheelersburg, OH         -           100    2,435          -          100     2,435     2,535       213       1997          Sep-97
Loveland, CO             - (11)      100    2,865        270          100     3,135     3,235       266       1997          Sep-97
Wichita Falls, TX        -           100    2,750          -          100     2,750     2,850       245       1997          Sep-97
Beatrice, NE             -           100    2,173          -          100     2,173     2,273       187       1997          Oct-97
Madison, IN              -           100    2,435          -          100     2,435     2,535       208       1997          Oct-97
Newark, OH               -           100    2,435          -          100     2,435     2,535       208       1997          Oct-97
Elkhart, IN              -           100    2,435          -          100     2,435     2,535       197       1997          Dec-97
Newport Richey, FL       -           100    5,845        294          100     6,139     6,239       523      1986/95        Jan-98
Fremont, CA              -           100    3,080        212          100     3,292     3,392       225       1998          Mar-98
RioRancho, NM            -           100    8,300         32          100     8,332     8,432       586       1998          Mar-98
Ft. Meyers, FL           -           100    2,728          9          100     2,737     2,837       201       1998          Mar-98
Tallahassee, FL          - (12)      100    3,075          -          100     3,075     3,175       218       1998          Apr-98
Niceville, FL            -           100    2,680          -          100     2,680     2,780       180       1998          Jun-98
Longmont, CO             - (11)      100    2,640          -          100     2,640     2,740       177       1998          Jun-98
Shelby, NC               -           100    2,805          -          100     2,805     2,905       187       1998          Jun-98
Spring Hill, FL          -           100    2,650          -          100     2,650     2,750       178       1998          Jun-98
Portland, OR             0           100    7,622          -          100     7,622     7,722       488       1986          Jun-98
Tuscon, AZ               -           100    8,700          -          100     8,700     8,800       556       1998          Jun-98
Denison, IA              -           100    2,713          -          100     2,713     2,813       182       1998          Jun-98
Roseville, CA            -           100    7,300          -          100     7,300     7,400       468       1998          Jun-98
Cheyenne, WY             -           100    5,290          -          100     5,290     5,390       343       1998          Jun-98
Casper, WY               -           100    3,610          -          100     3,610     3,710       238       1998          Jun-98
Laramie, WY              -           100    3,610          -          100     3,610     3,710       230       1998          Jul-98
Ft. Collins, CO          -           100    2,961          -          100     2,961     3,061       156       1998          Mar-99
Greenwood, SC            -           100    2,638          -          100     2,638     2,738       137       1998          Mar-99
Greenville, NC           -           100    2,478          -          100     2,478     2,578       127       1998          Mar-99
Sumter, SC               -           100    2,351          -          100     2,351     2,451       113       1998          Mar-99
Central, SC              -           100    2,321          -          100     2,321     2,421       109       1998          Mar-99
Rocky Mount, NC          -           100    2,494          -          100     2,494     2,594       113       1998          Mar-99
New Bern, NC             -           100    2,428          -          100     2,428     2,528        99       1998          Mar-99
Goldsboro, NC            -           100    2,386          -          100     2,386     2,486        96       1998          Mar-99
Ft. Collins, CO          -           100    3,400          -          100     3,400     3,500       156       1999          Jul-99
Rocky River, OH          -           760    6,963          -          760     6,963     7,723       279       1998          Oct-99
Erie, PA                 -           850    7,477          -          850     7,477     8,327       313       1998          Oct-99
Lakeland, FL             -           519    2,313         57          519     2,370     2,889        45    1968/74/96       Jun-00
Cordele, GA              -           153    1,455         57          153     1,512     1,665        28      1987/88        Jun-00
                    ------       ------------------------------------------------------------   -------
Assisted Living
Residences          34,888        10,234  234,805      3,904       10,234   238,709   248,943    19,843
                    ------       ------------------------------------------------------------   -------

                               LTC PROPERTIES, INC.
                                   SCHEDULE III
             REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 (in thousands)

                                                                                    Gross Amount at which Carried
                                           Initial Cost to Company     Costs            at December 31, 2000
                                           ------------------------ Capitalized  ---------------------------------
                                                      Building and     After               Building and              Accum.
                        Encumbrance          Land     Improvements  Acquisition    Land    Improvements   Total     Deprec.(1)
                       --------------      ------------------------------------- --------------------------------- -----------
Schools
Phoenix, AZ                         -            100          1,834           -        100         1,834    1,934         149

Egan, MN                            -            100          3,688          26        100         3,714    3,814         309

Trenton, NJ                         -            100          6,000       3,170        100         9,170    9,270         485

Scottsdale, AZ                      -          1,000          8,400           -      1,000         8,400    9,400         280
                        --------------     ------------------------------------- --------------------------------- -----------
Schools                             -          1,300         19,922       3,196      1,300        23,118   24,418       1,223
                        --------------     ------------------------------------- --------------------------------- -----------

                             $119,928        $23,484       $426,950     $18,064    $23,484      $445,014 $468,498     $47,181
                        ==============     ===================================== ================================= ===========



Construction/
 Renovation    Acquisition
    Date           Date
-------------- ----------
 1980/97/98       May-98

   1987/97        Jun-98

   1930/98        Dec-98

    1999          Dec-99


  (1) Depreciation for building is calculated using a 35 year life for skilled nursing facilities and 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7-year life for all facilities.
  (2)   Single note backed by five facilities in Alabama
  (3)   Single note backed by two facilities in Washington
  (4)   Single note backed by six facilities in Iowa and one facility in Texas
  (5)   Single note backed by two facilities in Alabama
  (6)   Single note backed by two facilities in Texas
  (7)   Single note backed by five facilities in Washington
  (8)   Single note backed by two facilities in Texas
  (9)   Single note backed by two facilities in Texas
  (10)  Single note backed by two facilities in Georgia
  (11)  Single note backed by three facilities in Colorado
  (12) Single note backed by one facility in Florida, three facilities in Oklahoma, and three facilities in Texas
  (13) Single note backed by one facility in Kansas and two facilities in Georgia
  (14)  An impairment charge totaling $7,529,000 was taken against 6 facilities












Activity for the years ended December 31, 1998, 1999 and 2000 is as follows:


                                                          Real Estate   Accumulated
                                                          & Equipment   Depreciation
                                                         ------------   ------------
Balance at December 31, 1997                             $    318,870   $     20,042
     Additions                                                157,324         11,959
     Conversion of mortgage loans into owned properties         7,301              -
     Cost of real estate sold                                  (7,654)        (1,309)
     Cost of real estate in spin-off                          (65,182)        (3,720)
                                                         ------------   ------------
Balance at December 31, 1998                                  410,659         26,972
     Additions                                                 44,362         13,237
     Conversion of mortgage loans into owned properties        47,554              -
     Impairment charge                                         (7,662)          (234)
                                                         ------------   ------------
Balance at December 31, 1999                                  494,913         39,975
     Additions                                                 22,495         15,145
     Conversion of mortgage loans into owned properties        12,255              -
     Impairment charge                                         (7,529)             -
     Cost of real estate sold                                 (53,636)        (7,939)
                                                         ------------   ------------
Balance at December 31, 2000                             $    468,498   $     47,181
                                                         ============   ============

                              LTC PROPERTIES, INC.
                                  SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                             (dollars in thousands)

                                                 Final                                  Carrying Amount
       Number of  Number of                     Maturity       Balloon    Face Amount    of Mortgages
State Facilities  Units/Beds Interest Rate(1)    Date         Amount(2)   of Mortgages  December 31, 2000
----- ---------- ---------- ------------------ -------------  ----------  ------------ ------------------
SC           5       509        12.67%            2003          $10,754     $ 11,250           $ 10,828
CO           2       230        11.63%            2007            5,412        6,000              5,844
MS           1       180        11.32%            2006            5,033        5,465              5,363
AZ           1       256        10.96%            2001            5,033        5,250              2,860
OH           1       150        10.59%            2006            4,579        5,200              4,972
FL           1       191        11.88%            2017                0        4,500              4,262
CA           1       212        10.28%            2018                0        3,500              3,364
FL           1        94        10.15%            2007            2,879        3,290              3,190
NE           1        47        11.22%            2008            3,071        3,243              3,213
Various(3)  39     3,660      9.13%-13.6%      2001-2018         44,210       68,476             63,503
           ---------------                                    ----------  ------------ ------------------
            53     5,529                                        $80,971     $116,174           $107,399
           ===============                                    ==========  ============ ==================



             Principal Amount of
 Current     Loans Subject to
 Monthly     Delinquent
Debt Service Principal or Interest
-----------  --------------------
     $  121            $    -
         62                 -
         55                 -
          -             5,907
         50                 -
         49                 -
         34                 -
         30                 -
         31                 -
        690             3,133
 ----------- ---------------------
     $1,122            $9,040
 =========== =====================



(1) Represents current stated interest rate. Generally, the loans have 25-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.
(2) Balloon payment is due upon maturity, generally the 10th year of the loan, with various prepayment penalties (as defined in the loan agreement).
(3)   Includes 48 first-lien mortgage loans as follows:



 # of Loans         Original loan amounts:
--------------    -------------------------
     26           $  247 - $2,000
     10           $2,001 - $3,000
      6           $3,001 - $4,000
      1           $4,001 - $5,000
      4           $5,001 - $6,000
      1           $6,001 - $11,250


Activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

Balance at December 31, 1997                          $255,094
         New mortgage loans                             47,452
         Sales of notes to REMIC                      (103,523)
         Conversion of notes to owned
           properties                                   (7,301)
         Collections of principal                      (10,758)
                                                    ------------
Balance at December 31, 1998                           180,964
         New mortgage loans                              6,678
         Additional funding of existing loans            1,890
         Conversion of notes to owned
           properties                                  (47,554)
         Impairment charges                             (2,806)
         Collections of principal                       (6,729)
                                                    ------------
Balance at December 31, 1999                           132,443
         Additional funding of existing loans              964
         Conversion of notes to owned
           properties                                  (12,131)
         Impairment charges                             (5,088)
         Collections of principal                       (8,789)
                                                    ------------
Balance at December 31, 2000                          $107,399
                                                    ============


                                INDEX TO EXHIBITS
                                  (ITEM 14(b))

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  3.1           Amended and Restated Articles of Incorporation of LTC
                Properties, Inc. (incorporated by reference to Exhibit 3.1 to
                LTC Properties, Inc.'s Current Report on Form 8-K dated June 19,
                1997)
  3.2           Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for
                the quarter ended June 30, 1996)
  3.3           Articles Supplementary Classifying 3,080,000 shares of 9.5%
                Series A Cumulative Preferred Stock of LTC Properties, Inc.
                (incorporated by reference to Exhibit 3.2 to LTC Properties,
                Inc.'s Current Report on Form 8-K dated June 19, 1997)
  3.4           Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.'s Current
                Report on Form 8-K dated June 19, 1997)
  3.5           Articles Supplementary Classifying 2,000,000 Shares of 9.0%
                Series B Cumulative Preferred Stock of LTC Properties, Inc.
                (incorporated by reference to Exhibit 2.5 to LTC Properties,
                Inc.'s Registration Statement on Form 8-A filed on December 15,
                1997)
  3.6           Certificate of Amendment to Amended and Restated Bylaws of LTC
                Properties, Inc. (incorporated by reference to Exhibit 3.1 to
                LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
  3.7           Articles Supplementary Classifying 2,000,000 Shares of 8.5%
                Series C Cumulative Convertible Preferred Stock of LTC
                Properties, Inc. (incorporated by reference to Exhibit 3.2 to
                LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
  3.8           Articles Supplementary Classifying 40,000 shares of Series D
                Junior Participating Preferred Stock of LTC Properties, Inc.
                (incorporated by reference to Exhibit 4.7 to LTC Properties,
                Inc.'s Registration Statement on Form 8-A filed on May 9, 2000)
  4.1           Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
  4.2           Second Supplemental Indenture dated as of September 21, 1995 to
                Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee with respect to $51,500,000 in principal amount of 8.5% Convertible Subordinated
                Debentures due 2001 (incorporated by reference to Exhibit 10.17 to LTC Properties, Inc.'s Form 10-Q for the quarter ended
                September 30, 1995)
  4.3           Third Supplemental Indenture dated as of September 26, 1995 to
                Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible
                Subordinated Debentures due 1999 (incorporated by reference to Exhibit 10.19 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 1995)
  4.4           Fourth Supplemental Indenture dated as of February 5, 1996 to
                Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 7.75% Convertible
                Subordinated Debentures due 2002 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1995)
  4.5           Fifth Supplemental Indenture dated as of August 23, 1996 to
                Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 8.25% Convertible
                Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4.5 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)
  4.6           Sixth Supplemental Indenture dated as of December 30, 1998 to
                Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible
                Subordinated Debentures due 1999 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)
  4.7           Seventh Supplemental Indenture dated as of January 14, 1999 to
                Indenture dated September 23, 1994 between LTC Properties, Inc.
                and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible
                Subordinated Debentures due 1999 (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)
  4.8           Rights Agreement dated as of May 2, 2000 (incorporated by
                reference to Exhibit 4.1 to LTC Properties, Inc.'s Registration
                Statement on Form 8-A filed on May 9, 2000)

                                  (ITEM 14(b))

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.1         Pooling and Servicing Agreement, dated as of July 20, 1993, among
               LTC REMIC Corporation, as depositor, Bankers Trust Company, as
               Master Servicer, LTC Properties, Inc., as Special Servicer and originator and Union Bank, as trustee (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
  10.2         Pooling and Servicing Agreement, dated as of November 1, 1994, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc., as Special Servicer and originator and Marine Midland Bank, as trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Form 10-K dated December 31, 1994)
  10.3         Amended Deferred Compensation Plan (incorporated by reference to
               Exhibit 10.17 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1995)
  10.4         Pooling and Servicing Agreement dated as of March 1, 1996, among
               LTC REMIC Corporation, as depositor, GMAC Commercial Mortgage
               Corporation, as Master Servicer, LTC Properties, Inc., as Special
               Servicer and Originator, LaSalle National Bank, as Trustee and
               ABN AMRO Bank, N.V., as fiscal agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 1996)
  10.5         Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1996)
  10.6         Subservicing Agreement dated as July 20, 1993 by and between
               Bankers Trust Company, as Master Servicer and LTC Properties,
               Inc., as Special Servicer (incorporated by reference to Exhibit
               10.25 to LTC Properties, Inc.'s Form 10-K/A for the year ended
               December 31, 1996)
  10.7         Custodial Agreement dated as of July 20, 1993 by and among Union
               Bank, as Trustee, LTC REMIC Corporation, as Depositor, and
               Bankers Trust Company as Master Servicer and Custodian
               (incorporated by reference to Exhibit 10.26 to LTC Properties,
               Inc.'s Form 10-K/A for the year ended December 31, 1996)
  10.8         Form of Certificates as Exhibit as filed herewith to the Pooling and Servicing Agreement dated as of July 20, 1993 among LTC REMIC
               Corporation, as Depositor, Bankers Trust Company, as Master
               Servicer, LTC Properties, Inc. as Special Servicer and Originator and Union Bank as Trustee (incorporated by reference to Exhibit
               10.11 to LTC Properties, Inc.'s Form 10-K for the year ended
               December 31, 1994)
  10.9         Form of Certificates, Form of Custodial Agreement and Form of
               Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of November 1, 1994 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc. as Special Servicer and
               Originator and Marine Midland Bank as Trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Form 10-K for the year ended December 31, 1994)
  10.10        Form of Certificates, Form of Custodial Agreement and Form of
               Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of March 1, 1996 among
               LTC REMIC Corporation, as Depositor, GMAC Commercial Mortgage
               Corporation, as Master Servicer, LTC Properties, Inc. as Special
               Servicer and Originator and LaSalle National Bank as Trustee and
               ABN AMRO Bank N.V., as Fiscal Agent (incorporated by reference to
               Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 1996)
  10.11        Subservicing Agreement dated as of May 14, 1998, by and between
               GMAC Commercial Mortgage Corporation, as Master Servicer, LTC
               Properties, Inc. as Subservicer (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form
               10-Q for the quarter ended September 30, 1998)
  10.12        Pooling and Servicing Agreement dated as of April 20, 1998 among
               LTC REMIC IV Corporation, LaSalle National Bank and LTC
               Properties, Inc. (incorporated by reference to Exhibit 10.4 to
               LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
  10.13        Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.
               (incorporated by reference to Exhibit 10.5 to LTC Properties,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998)

                                  (ITEM 14(b))

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.14        Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.
               (incorporated by reference to Exhibit 10.7 to LTC Properties,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998)
  10.15        Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc.
               (incorporated by reference to Exhibit 10.8 to LTC Properties,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998)
  10.16        Amended and Restated Promissory Note, dated as of May 19, 1998, between LTC Properties, Inc. and LTC Healthcare, Inc.
               (incorporated by reference to Exhibit 10.9 to LTC Properties,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998)
  10.17        LTC Properties, Inc. 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1998)
  10.18        Second Amended and Restated Employment Agreement between Andre C.
               Dimitriadis and LTC Properties, Inc. dated March 26, 1999
               (incorporated by reference to Exhibit 10.28 to LTC Properties,
               Inc.'s Annual Report on Form 10-K for the year ended December 31,
               1998), as amended by Amendment No. 1 thereto dated June 23, 2000
  10.19        Amended and Restated Employment Agreement between James J.
               Pieczynski and LTC Properties, Inc. dated March 26, 1999
               (incorporated by reference to Exhibit 10.28 to LTC Properties,
               Inc.'s Annual Report on Form 10-K for the year ended December 31,
               1998), as superceded by Separation Agreement effective July 1,
               2000
  10.20        Amended and Restated Employment Agreement between Christopher T.
               Ishikawa and LTC Properties, Inc. dated March 26, 1999
               (incorporated by reference to Exhibit 10.28 to LTC Properties,
               Inc.'s Annual Report on Form 10-K for the year ended December 31,
               1998), as amended by Amendment No. 1 thereto dated June 23, 2000
  10.21        Employment Agreement between Julia L. Kopta and LTC Properties,
               Inc. dated January 1, 2000 (incorporated by reference to Exhibit
               10.33 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Amendment No. 1 thereto dated June 23, 2000
  10.22        Employment Agreement between Wendy L. Simpson and LTC Properties,
               Inc. dated April 10, 2000, as amended by Amendment No. 1 thereto dated June 23, 2000
  10.23        Promissory Note dated January 1, 2000, executed by Andre C.
               Dimitriadis in favor of LTC Properties, Inc.
  10.24        Promissory Note dated January 1, 2000, executed by James J.
               Pieczynski in favor of LTC Properties, Inc.
  10.25        Promissory Note dated January 1, 2000, executed by Wendy L.
               Simpson in favor of LTC Properties, Inc.
  10.26        Promissory Note dated January 1, 2000, executed by Christopher T.
               Ishikawa in favor of LTC Properties, Inc.
  10.27        Promissory Note dated January 1, 2000, executed by Edmund C. King in favor of LTC Properties, Inc.
  10.28        Promissory Note dated January 1, 2000, executed by Sam Yellen in favor of LTC Properties, Inc.
  10.29        Senior Secured Revolving Credit Agreement dated October 31, 2000
               (incorporated by reference to Exhibit 10 to LTC Properties,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999)
  21.1         List of subsidiaries
  23.1         Consent of Ernst & Young LLP with respect to the financial information of the Company
  99.0         Risk Factors

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LTC Properties, Inc.
                                      Registrant



Dated:  February 21, 2000             By: /s/ WENDY L. SIMPSON
                                          -------------------------------
                                               WENDY L. SIMPSON
                                          Vice Chairman, Chief Financial
                                          Officer and Director




/s/ ANDRE C. DIMITRIADIS
-------------------------------------------
ANDRE C. DIMITRIADIS                            Chairman of the Board, Chief Executive Officer and Director      February 5, 2001

/s/ WENDY L. SIMPSON
-------------------------------------------
WENDY L. SIMPSON                                    Vice Chairman, Chief Financial Officer and Director          February 5, 2001

/s/ JAMES J. PIECZYNSKI
-------------------------------------------
JAMES J. PIECZYNSKI                                    Chief Strategic Planning Officer and Director             February 5, 2001

/s/ EDMUND C. KING
-------------------------------------------
EDMUND C. KING                                                           Director                                February 5, 2001

/s/ TIMOTHY TRICHE
-------------------------------------------
TIMOTHY TRICHE                                                           Director                                February 5, 2001

/s/ SAM YELLEN
-------------------------------------------
SAM YELLEN                                                               Director                                February 5, 2001
