Form 10-Q
period 2001-04-30
LTC PROPERTIES INC
filed 2001-05-03
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	71-0720518 (IRS Employer Identification No.)

300 Esplanade Drive, Suite 1860
Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8655
(Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Shares of Registrant's common stock, $.01 par value, outstanding at April 30, 2001 - 25,513,414

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2001

INDEX

Page
PART I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K	16

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2001 — $49,860; 2000 — $47,181	$378,894	$397,833
Land	22,326	23,484
Mortgage loans receivable, net of allowance for doubtful accounts: 2001 — $1,250; 2000 — $1,250	105,811	106,149
REMIC Certificates	93,897	94,962

Real estate investments, net	600,928	622,428
Other Assets:
Cash and cash equivalents	2,420	1,870
Debt issue costs, net	3,400	3,396
Interest receivable	4,625	4,558
Prepaid expenses and other assets	16,091	11,878
Marketable debt securities	14,873	15,873
Due from LTC Healthcare, Inc. under line of credit	17,519	16,582

	58,928	54,157

Total Assets	$659,856	$676,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures	$12,518	$24,642
Bank borrowings	115,000	118,000
Mortgage loans and notes payable	103,059	103,341
Bonds payable and capital lease obligations	16,218	16,577
Accrued interest	1,995	2,260
Accrued expenses and other liabilities	6,180	6,741
Distributions payable	985	985

Total Liabilities	255,955	272,546
Minority interest	9,595	9,912
Stockholders' equity:
Preferred stock $0.01 par value: 10,000 shares authorized; shares issued and outstanding: 2001—7,080; 2000—7,080	165,500	165,500
Common stock: $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2001—26,031; 2000—26,031	260	260
Capital in excess of par value	296,592	296,568
Cumulative net income	225,800	221,734
Notes receivable from stockholders	(10,225)	(10,126)
Accumulated comprehensive income	(1,786)	(1,746)
Cumulative distributions	(281,835)	(278,063)

Total Stockholders' Equity	394,306	394,127

Total Liabilities and Stockholders' Equity	$659,856	$676,585

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
Rental income	$10,174	$12,982
Interest income from mortgage loans and notes receivable	3,434	3,849
Interest income from REMIC Certificates	4,026	4,294
Interest and other income	644	1,381

Total revenues	18,278	22,506

Expenses:
Interest expense	6,054	6,521
Depreciation and amortization	3,739	3,848
Minority interest	235	235
Impairment charge	4,500	—
Operating and other expenses	1,628	1,227

Total expenses	16,156	11,831

Operating income	2,122	10,675
Gain on sale of assets, net	1,944	—

Net income	4,066	10,675
Preferred dividends	(3,772)	(3,772)

Net income available to common stockholders	$294	$6,903

Net Income per Common Share:
Basic	$0.01	$0.26

Diluted	$0.01	$0.26

Comprehensive Income:
Net income	$294	$6,903
Unrealized gain (loss) on available for sale securities	(406)	49
Reclassification adjustment	336	—

Total comprehensive income	$224	$6,952

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net income	$4,066	$10,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,739	3,848
Impairment charge	4,500	—
Other non-cash charges	883	443
Loss on the sale of other assets	386	—
Gain on sale of real estate investments, net	(2,330)	—
Decrease in accrued interest	(265)	(403)
Net change in other assets and liabilities	(2,701)	(3,177)

Net cash provided by operating activities	8,278	11,386

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(146)	(1,602)
Proceeds from sale of real estate properties and other assets, net	12,500	—
Principal payments on mortgage loans receivable	338	5,898
Advances under line of credit to LTC Healthcare, Inc.	(1,650)	(11,206)
Other	795	1,982

Net cash provided by (used in) investing activities	11,837	(4,928)

FINANCING ACTIVITIES:
Borrowings under the line of credit	12,000	17,000
Repayments of bank borrowings under line of credit	(15,000)	(4,000)
Principal payments on mortgage loans payable and capital lease obligations	(641)	(529)
Redemption of convertible subordinated debentures	(11,849)	—
Repurchase of common stock	—	(7,969)
Distributions paid	(3,772)	(11,353)
Other	(303)	60

Net cash used in financing activities	(19,565)	(6,791)

Increase (decrease) in cash and cash equivalents	550	(333)
Cash and cash equivalents, beginning of period	1,870	2,655

Cash and cash equivalents, end of period	$2,420	$2,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,095	$6,634
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	$611	$350
Increase in short term notes receivable related to the disposition of real estate assets	$5,183	$—

See accompanying notes.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

    LTC Properties, Inc. (the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

    The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year.

    No provision has been made for federal or state income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2. Real Estate Investments

    Owned Properties.  During the first three months of 2001 the Company sold the remaining three schools previously operated by a company that filed for bankruptcy protection in October 2000. These three sales generated approximately $17,271,000 of net proceeds including $5,133,000 in notes. The Company recognized a net gain of approximately $2,592,000 from these sales in the first quarter of 2001. Additionally during the first three months of 2001, the Company sold a previously impaired, closed skilled nursing facility for approximately $375,000 and recognized a net loss of approximately $188,000.

    Mortgage Loans.  At March 31, 2001 the Company had 48 mortgage loans secured by first mortgages on 45 skilled nursing facilities with a total of 5,160 beds and 8 assisted living residences with a total of 369 units located in 22 states. At March 31, 2001, the mortgage loans had interest rates ranging from 9.1% to 13.6% and maturities ranging from 2001 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

    REMIC Certificates.  As of March 31, 2001 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $263,913,000 and 7.19%. As of March 31, 2001, the carrying value of the subordinated REMIC certificates held by the Company was $93,897,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 16.92% at March 31, 2001.

    Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of "B" or lower are classified as held-to-maturity. As of March 31, 2001, available-for-sale certificates were recorded at their fair value of approximately $41,139,000. Unrealized holding losses on available-for-sale certificates of $406,000 were included in comprehensive income for the three months ended March 31, 2001 compared to unrealized holding gains of $274,000 for the same period in 2000. At March 31, 2001 held-to-maturity certificates had a book value of $52,758,000 and a fair value of $32,720,000. As of March 31, 2001, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 22.8% and 11.9%, respectively.

3. Impairment Charge

    During the three months ended March 31, 2001 the Company recorded an impairment charge of approximately $4,500,000. The impairment charge included the write-down of the carrying value to the estimated net realizable value of one owned skilled nursing facility of $2,000,000, notes receivable of $1,500,000 and $1,000,000 in the book value of the Company's investment in the convertible subordinated debentures of Assisted Living Concepts, Inc. ("ALC").

    On March 22, 2001, ALC announced it had engaged Jeffries & Company, Inc. as a financial advisor to explore restructuring ALC's obligations to both its convertible subordinated debenture holders and lessors of certain under-performing leases. The Company has joined a Bondholders Committee formed to discuss with ALC and ALC's financial advisors their proposals regarding ALC's convertible subordinated debentures.

    At March 31, 2001, the Company owned $4,195,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 at an aggregate purchase price of $13,097,000. The Company accounts for its investment in these debentures as held-to-maturity securities. Beginning in the first quarter of 2001, the Company ceased recording accretion of the discount related to its investment in the ALC debentures and ceased accruing for interest due on these debentures. As of March 31, 2001, ALC was current on payment to the Company of interest on the debentures. However, on April 26, 2001, ALC announced that it plans to defer, for 30 days, approximately $4,700,000 of interest payments on the debentures that are due May 1, 2001. If ALC does not make these payments by May 31, 2001, the bond holders have the right to declare a default and accelerate the full repayment of the debentures.

    The Company believes that the ALC convertible subordinated debentures it owns have been impaired. As of March 31, 2001, the Company recorded a $1,000,000 impairment charge to reduce the carrying value of these debentures to $14,873,000. At this time, the Company has not received a proposal from ALC regarding these debentures but believes the offer will include another form of debt security and equity in ALC. It is possible that ultimately the value received from these debentures will be less than $14,873,000 but at this time the Company has recorded an impairment charge based on information currently available.

    Additionally, at March 31, 2001, ALC leased 37 of the Company's assisted living facilities. The Company's gross investment in these facilities is approximately $88,105,000 before $7,265,000 of recourse debt. The portfolio has an overall occupancy rate of 88.0% and annualized rent coverage of 1.18 before management fees. The Company has been contacted by ALC regarding a request to consider taking back several facilities, reducing the rents of certain facilities or a combination of these options without any specific quantifiable request. As of April 2001, ALC was current on all rents due to the Company.

    At this time, the Company has not determined that any of the 37 facilities leased to ALC would require an impairment charge based on improving overall occupancy rates and rent coverage of the facilities as they are operated by ALC. However, the Company cannot predict what, if any, impairment charge may be needed in the future as discussions continue with ALC.

4. Related Party Transactions

    As of March 31, 2001, 30 real estate properties with a gross carrying value of $71,467,000 or 8.7% of the Company's gross and net real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates) were operated by LTC Healthcare, Inc. ("Healthcare"). During the three months ended March 31, 2001 and 2000, the Company was due rental income of approximately $851,000 and $2,042,000, respectively, from Healthcare. For the year ended December 31, 2000, Healthcare reported a net loss of $7,474,000 after including a gain on sale of real estate properties of $10,487,000 and a total stockholders' deficit of $4,541,000. For the three months ended March 31, 2001, the Company has classified the rents due from Healthcare as non-accrual rents but has not forgiven any current or prior rents due. These properties are leased in general, on a short-term basis ending June 30, 2001, at which time all leases will be reevaluated by the Company and Healthcare. Annual rental from Healthcare under these leases, as currently structured, is approximately $3,405,000.

    During the three months ended March 31, 2001, the Company sold all 180,000 shares of Healthcare common stock it owned at December 31, 2000. The shares were sold to Healthcare for $225,000, not including selling commissions, which was the fair market value as of the date of sale. The Company recognized a loss of $386,000 on the sale of these shares. The Company sold these shares because the recently enacted Tax Relief Extension Act of 1999 ("Act") provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10 percent of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the Act include the line of credit provided by the Company to Healthcare. In order to qualify as safe harbor debt and retain its REIT status, the Company was required to hold only such debt or the shares. At March 31, 2000, the Company held 239,900 shares of Healthcare common stock that was recorded at its fair value of approximately $255,000. For the three months ended March 31, 2000, an unrealized holding loss of $225,000 with respect to the Healthcare shares was included in comprehensive income.

    The Company has provided Healthcare with a $20,000,000 unsecured line of credit that bears interest at 10% and matures in March 2008. As of March 31, 2001 and December 31, 2000, $17,519,000 and $16,582,000, respectively, was outstanding under the line of credit. Under the terms of the Secured Revolving Credit, the Company is permitted to loan Healthcare up to $25,000,000. The Company and Healthcare have not increased the $20,000,000 unsecured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. During the three months ended March 31, 2001 and 2000, the Company recorded interest income of $437,000 and $293,000, respectively, on the average outstanding principal balance under the line of credit.

    During the three months ended March 31, 2000, Healthcare reimbursed the Company $175,000 for administrative and management advisory services as provided for under the administrative services agreement that was terminated in the second quarter of 2000 with an effective date of January 1, 2000. The affect of terminating the administrative services agreement effective January 1, 2000 was reflected in the June 30, 2000 financial statements.

5. Debt Obligations

    As of March 31, 2001, $115,000,000 was outstanding under the Company's Secured Revolving Line of Credit (the "Secured Revolving Credit"). During the three months ended March 31, 2001, pricing under the Revolving Credit Facility was LIBOR plus a range of 2.25% to 2.50%. At March 31, 2001, the Company's interest rate was 7.45%.

    The Company and its lenders entered into the First Amendment of the Secured Revolving Credit dated as of March 23, 2001. This amendment primarily documents the Company's voluntary request to reduce the lenders' commitments from $171,676,000 at the time of the amendment to $140,000,000 and exempts the next $43,345,000 of Net Cash Proceeds, as defined in the Secured Revolving Credit, from being applied to reduce commitments. Subsequent to this amendment, as of April 4, 2001, the Company voluntarily reduced commitments an additional $5,000,000 to $135,000,000.

    At maturity, January 2, 2001, the Company redeemed $11,849,000 of convertible subordinated debentures.

6. Stockholders' Equity

    During the three months ended March 31, 2001 the Company granted 5,000 stock options at an exercise price of $5.75 and 10,000 stock options at an exercise price of $7.25. The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

    During the three months ended March 31, 2001, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,829,000, $1,125,000 and $818,000, respectively.

    On March 10, 2001, the Company announced that in light of the current uncertainties in the long-term care industry as well as the requirements of its revolving loan agreement, it would postpone any decision on the common dividend until year end. There can be no assurance that the Company will declare or pay a common dividend for 2001.

7. Major Operators

    As of March 31, 2001, Sun Healthcare Group, Inc. ("Sun") operated 33 facilities with 3,737 beds/units representing 11.8%, or $97,749,000, of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code. The facilities operated by Sun at March 31, 2001 consisted of approximately $59,165,000 of direct investments to Sun and approximately $38,584,000 of investments in facilities owned by independent parties that lease the property to Sun or contract with Sun to manage the property. Sun is current with all rent payments due the Company. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

    As of March 31, 2001, ALC operated 37 assisted living facilities with 1,434 units representing 10.7% of the Company's adjusted gross real estate investment portfolio. See Note 3—Impairment Charge.

    As of March 31, 2001, Alterra Healthcare Corporation ("Alterra") operated 35 assisted living facilities with 1,416 units representing 10.2%, or $84,211,000 of the Company's adjusted gross real estate investment portfolio. On February 26, 2001, Alterra announced it had commenced discussions with its principal lenders and lessors regarding the restructuring of its debt and lease obligations. The Company has had preliminary discussions with Alterra's management regarding the 35 facilities leased to Alterra. The Company had granted no concessions relating to these leases and as of April 2001 and Alterra is current with all rent payments due to the Company. At this time, the Company has not determined that any of the 35 facilities leased to Alterra require an impairment charge based on overall occupancy rates and rent coverage. However, the Company cannot predict what, if any, impairment charge may be required in the future as discussions continue with Alterra and Alterra proceeds with the restructuring of its debt and lease obligations.

    As of March 31, 2001, Regent Assisted Living, Inc. ("Regent") operated 5 assisted living facilities with 471 units representing 4.3%, or $35,746,000 of the Company's adjusted gross real estate investment portfolio. Regent leases three additional assisted living facilities from the Company which are subleased to another operator. The Company's gross investment in these facilities was $12,809,000 at March 31, 2001. The Regent portfolio, including the three subleased facilities, had an overall occupancy of 81.7% and annualized rent coverage of 1.14 before management fees. On March 19, 2001, Regent announced that it had asked three real estate investment trusts to negotiate new terms underlying leases. The Company has agreed with Regent to forbear rent on three facilities until May 1, 2001 and May and June rent on four facilities until July 1, 2001 and August 1, 2001, respectively. As of April 30, 2001, Regent paid the Company the full amount due for the first forbearance. At this time, the Company has not determined that any of the 8 facilities leased to Regent require an impairment charge based on overall occupancy rates and rent coverage. However, the Company cannot predict what, if any, impairment charge may be required in the future as Regent proceeds with the restructuring of its lease obligations.

    ALC, Alterra, Sun and Regent are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission. The Company's financial position and its ability to make distributions may be adversely affected by financial difficulties experienced by ALC, Alterra, Sun, Regent, or any of its other major operators, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with the Company or the Company's borrowers when it expires.

8. Earnings per Share

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Net income	$4,066	$10,675
Preferred dividends	(3,772)	(3,772)

Net income for basic net income per share	294	6,903
Effect of dilutive securities:
8.25% convertible debentures due 2001	—	—
8.50% convertible debentures due 2001	—	—
7.75% convertible debentures due 2002	—	—
Other dilutive securities	—	—

Net income for diluted net income per share	$294	$6,903

Shares for basic net income per share	26,031	26,303
Effect of dilutive securities:
Stock options	—	—
8.25% convertible debentures due 2001	—	—
8.50% convertible debentures due 2001	—	—
7.75% convertible debentures due 2002	—	—
Other dilutive securities	—	—

Shares for diluted net income per share	26,031	26,303

Basic net income per share	$0.01	$0.26

Diluted net income per share	$0.01	$0.26

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended March 31, 2001 compared to three months ended March 31, 2000

    Revenues for the three months ended March 31, 2001 decreased to $18.3 million from $22.5 million for the same period in 2000. Rental income for the three months ended March 31, 2001 decreased $2.8 million compared to the same period of 2000 primarily as a result of the elimination of rents from sold properties and the effect of not accruing rental income on properties leased to Healthcare as discussed in Note 4—Related Party Transactions, partially offset by the conversion of mortgage loans into owned properties during 2000 and rental increases as provided for in the lease agreements. Same store rental income, properties owned for the three months ended March 31, 2001 and the three months ended March 31, 2000, decreased $1.6 million due to the effect of not accruing rental income on properties leased to Healthcare, partially offset by rental increases as provided for in the lease agreements. Interest income from mortgage loans and notes receivable decreased $0.4 million primarily as a result of the early payoff of four mortgage loans and the conversion of mortgage loans to owned properties during 2000. Interest income from REMIC Certificates for the three months ended March 31, 2001 decreased $0.3 million compared to the same period of 2000 due to the amortization of the related asset. Interest and other income for the three months ended March 31, 2001 decreased $0.7 million as compared to the same period in 2000 due to the non-accrual of interest receivable on the Company's investment in $19.8 million of convertible subordinated debentures of ALC, and the effect of not accreting the discount related to that investment during the first quarter of 2001 as discussed in Note 3—Impairment Charge.

    Interest expense decreased by $0.5 million to $6.1 million for the three months ended March 31, 2001 from $6.5 million during the same period in 2000, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization decreased $0.1 million due to the sale of properties partially offset by the conversion of mortgage loans into owned properties during 2000. The Company recorded a $4.5 million impairment charge during the first quarter of 2001. The impairment charge included a $2.0 million write down of the carrying value to the estimated net realizable value of one owned skilled nursing facility, a $1.5 million write down of a note receivable and a $1.0 million write down in the book value of the Company's investment in the convertible subordinated debentures of ALC (See Note 3—Impairment Charge). General and administrative expenses increased $0.4 million in the first quarter of 2001 due to the cancellation of the administrative services agreement with Healthcare at the end of the second quarter of 2000, and a one-time legal expense reimbursement received in the first quarter of 2000.

    During the three months ended March 31, 2001, the Company sold three schools and a previously impaired skilled nursing facility. In addition, the Company sold its investment in the common stock of Healthcare and funded the operating losses of two skilled nursing facilities currently being closed. The net gain of these transactions was $1.9 million.

    Net income available to common stockholders decreased to $0.3 million for the three months ended March 31, 2001 from $6.9 million for the same period in 2000, due largely to the impairment charge discussed above.

Liquidity and Capital Resources

    At March 31, 2001 the Company's real estate investment portfolio (before accumulated depreciation and amortization) consisted of $451.1 million invested primarily in owned long-term care facilities, mortgage loans of approximately $105.8 million and subordinated REMIC certificates of approximately $93.9 million with a weighted average effective yield of 16.92%. At March 31, 2001 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $263.9 million and 7.19%. The Company's portfolio consists of investments in 248 skilled nursing facilities, 94 assisted living facilities and one school in 35 states.

    For the three months ended March 31, 2001, the Company had net cash provided by operating activities of $8.3 million. The Company sold one skilled nursing facility, three schools and 180,000 shares of Healthcare common stock, (See Note 4—Related Party Transactions), for net cash proceeds of $12.5 million. Additionally, the Company received $5.1 million in notes from the sale of two of the schools. These notes are secured by the property sold and carry an interest rate of 10%. Approximately $1.6 million of the notes is due in 2002 and $3.5 million is due in 2004. The Company provided Healthcare with an additional $1.7 million in borrowings under the $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008.

    During the three months ended March 31, 2001, the Company had additional bank borrowings of $12.0 million and repaid $15.0 million. During the same period, the Company redeemed $11.8 million of convertible subordinated debentures. During the three months ended March 31, 2001, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1.9 million, $1.1 million, and $0.8 million, respectively.

    The Company expects its future income and ability to make distributions from cash flows from operations to depend on the collectibility of its mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing facilities, assisted living facilities and the school owned by or pledged to the Company. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, the Company's future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. The Company cannot presently predict what impact these proposals may have, if any. The Company believes that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing facilities, assisted living facilities and schools. In addition, the Company will monitor its borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

    The Company's investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company's costs of financing its operations and the fair market value of its financial assets. The Company generally made loans that have predetermined increases in interest rates and leases that have agreed upon annual increases. In as much as the Company initially funded its investments with its Secured Revolving Credit, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase.

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

    The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs, meet debt obligations and provide funds for distribution to its stockholders. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has continued to limit its investment activity in 2001. The Company expects to utilize cash from operations and additional borrowings under the Secured Revolving Credit to repay the remaining convertible subordinated debentures at maturity. The Secured Revolving Credit requires periodic reductions of commitments, however, as of March 31, 2001 the Company had reduced commitments to the October 2, 2002 required level. If prevailing interest rates or other factors at the time of refinancing, if any, (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing the interest expense relating to the refinanced indebtedness would increase and therefore adversely affect the Company's financial condition and results of operations.

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

    The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

	Three Months Ended March 31,
	2001	2000
Net income available to common stockholders	$294	$6,903
Gain on sale of assets, net	(1,944)	—
Impairment charge	4,500	—
Real estate depreciation	3,739	3,848

FFO available to common stockholders	$6,589	$10,751

Basic FFO per share	$0.25	$0.41

Diluted FFO per share	$0.25	$0.41

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

  (a)
  Exhibits

  10
  First Amendment to Revolving Credit Agreement dated March 23, 2001

    In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. REGISTRANT
Dated: May 2, 2001	By:	/s/ WENDY L. SIMPSON Wendy L. Simpson Vice Chairman and Chief Financial Officer

QuickLinks

LTC PROPERTIES, INC. FORM 10-Q March 31, 2001 INDEX
LTC PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share amounts) (Unaudited)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
LTC PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
PART II LTC PROPERTIES, INC. OTHER INFORMATION
SIGNATURES