Form 10-Q
period 2001-06-30
LTC PROPERTIES INC
filed 2001-08-14
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	71-0720518 (I.R.S. Employer Identification No)

300 Esplanade Drive, Suite 1860
Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8655
(Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares of Registrant's common stock, $.01 par value, outstanding at July 31, 2001 - 24,583,518

LTC PROPERTIES, INC.

FORM 10-Q

JUNE 30, 2001

INDEX

Page
PART I—Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K	17

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2001—$53,212; 2000—$47,181	$370,057	$397,833
Land	22,603	23,484
Mortgage loans receivable, net of allowance for doubtful accounts: 2001—$1,250; 2000—$1,250	99,964	106,149
REMIC Certificates	93,273	94,962

Real estate investments, net	585,897	622,428
Other Assets:
Cash and cash equivalents	9,805	1,870
Debt issue costs, net	3,647	3,396
Interest receivable	4,576	4,558
Prepaid expenses and other assets	13,945	11,878
Marketable debt securities	5,456	15,873
Due from LTC Healthcare, Inc. under line of credit	17,335	16,582

	54,764	54,157

Total Assets	$640,661	$676,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures	$12,518	$24,642
Bank borrowings	115,000	118,000
Mortgage loans and notes payable	102,795	103,341
Bonds payable and capital lease obligations	16,142	16,577
Accrued interest	2,291	2,260
Accrued expenses and other liabilities	6,928	6,741
Distributions payable	984	985

Total Liabilities	256,658	272,546
Minority interest	9,830	9,912
Stockholders' equity:
Preferred stock $0.01 par value: 10,000 shares authorized; shares issued and outstanding: 2001—7,080; 2000—7,080	165,500	165,500
Common stock: $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2001—24,871; 2000—26,031	249	260
Capital in excess of par value	291,900	296,568
Cumulative net income	214,169	221,734
Notes receivable from stockholders	(10,327)	(10,126)
Accumulated comprehensive loss	(1,712)	(1,746)
Cumulative distributions	(285,606)	(278,063)

Total Stockholders' Equity	374,173	394,127

Total Liabilities and Stockholders' Equity	$640,661	$676,585

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Rental income	$10,139	$13,084	$20,313	$26,066
Interest income from mortgage loans and notes receivable	3,174	4,175	6,608	8,024
Interest income from REMIC Certificates	4,010	4,291	8,036	8,585
Interest and other income	758	1,167	1,402	2,548

Total revenues	18,081	22,717	36,359	45,223

Expenses:
Interest expense	5,582	6,922	11,636	13,443
Depreciation and amortization	3,376	3,838	7,115	7,686
Minority interest	235	235	470	470
Impairment charge	18,366	388	22,866	388
Operating and other expenses	2,054	1,870	3,682	3,097

Total expenses	29,613	13,253	45,769	25,084

Operating income (loss)	(11,532)	9,464	(9,410)	20,139
Gain (loss) on sale of assets, net	(100)	388	1,844	388

Net income (loss)	(11,632)	9,852	(7,566)	20,527
Preferred dividends	(3,771)	(3,771)	(7,543)	(7,543)

Net income (loss) available to common stockholders	$(15,403)	$6,081	$(15,109)	$12,984

Net Income (Loss) per Common Share:
Basic	$(0.61)	$0.23	$(0.59)	$0.50

Diluted	$(0.61)	$0.23	$(0.59)	$0.50

Comprehensive Income:
Net income (loss) available to common stockholders	$(15,403)	$6,081	$(15,109)	$12,984
Unrealized gain (loss) on available for sale securities	74	(5)	(332)	44
Reclassification adjustment	—	—	366	—

Total comprehensive income (loss)	$(15,329)	$6,076	$(15,075)	$13,028

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(7,566)	$20,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,115	7,686
Impairment charge	22,866	388
Other non-cash charges	2,422	1,465
Loss on the sale of other assets	456	—
Gain on sale of real estate investments, net	(2,300)	(388)
Increase in accrued interest	31	531
Net change in other assets and liabilities	(1,898)	(6,612)

Net cash provided by operating activities	21,126	23,597

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(1,084)	(1,541)
Proceeds from sale of real estate properties and other assets, net	12,671	3,833
Principal payments on mortgage loans receivable	3,325	6,231
Advances under line of credit to LTC Healthcare, Inc.	(1,650)	(13,158)
Other	2,799	2,013

Net cash provided by (used in) investing activities	16,061	(2,622)

FINANCING ACTIVITIES:
Borrowings under the line of credit	12,000	21,000
Repayments of bank borrowings under line of credit	(15,000)	(12,500)
Principal payments on mortgage loans payable and capital lease obligations	(981)	(874)
Redemption of convertible subordinated debentures	(12,120)	—
Repurchase of common stock	(4,703)	(7,968)
Distributions paid	(7,544)	(21,852)
Other	(904)	80

Net cash used in financing activities	(29,252)	(22,114)

Increase (decrease) in cash and cash equivalents	7,935	(1,139)
Cash and cash equivalents, beginning of period	1,870	2,655

Cash and cash equivalents, end of period	$9,805	$1,516

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,128	$12,332
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	$3,502	$350
Increase in short term notes receivable related to the disposition of real estate assets	$5,183	$—

See accompanying notes.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

    LTC Properties, Inc. (the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

    The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

    No provision has been made for federal or state income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2. Real Estate Investments

    Owned Properties.  During the first six months of 2001 the Company sold the remaining three schools previously operated by a company that filed for bankruptcy protection in October 2000. These three sales generated approximately $17,271,000 of net proceeds including $5,133,000 in notes. The Company recognized a net gain of approximately $2,561,000 from these sales in the first half of 2001. Additionally during the first six months of 2001, the Company sold a previously impaired, closed skilled nursing facility for approximately $375,000 and recognized a net loss of approximately $188,000.

    During the quarter ended June 30, 2001, one previously impaired mortgage loan on a skilled nursing facility in Tucson, Arizona converted to an owned property as a result of foreclosure through a bankruptcy proceeding. This facility is closed and held for sale.

    Mortgage Loans.  At June 30, 2001 the Company had 47 mortgage loans secured by first mortgages on 44 skilled nursing facilities with a total of 4,904 beds and 8 assisted living residences with a total of 369 units located in 22 states. At June 30, 2001, the mortgage loans had interest rates ranging from 9.1% to 13.6% and maturities ranging from 2001 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

    REMIC Certificates.  As of June 30, 2001 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $262,356,000 and 7.19%. As of June 30, 2001, the carrying value of the subordinated REMIC certificates held by the Company was $93,273,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 16.79% at June 30, 2001.

    Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of "B" or lower are classified as held-to-maturity. As of June 30, 2001, available-for-sale certificates were recorded at their fair value of approximately $40,327,000. An unrealized holding gain (loss) on available-for-sale certificates of $74,000 and $(332,000) were included in comprehensive loss for the three and six months ended June 30, 2001, respectively. An unrealized holding gain (loss) of $(5,000) and $44,000 were included in comprehensive income for the same period in 2000. At June 30, 2001 held-to-maturity certificates had a book value of $52,946,000 and a fair value of $33,082,000. As of June 30, 2001, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 22.6% and 11.9%, respectively.

3. Impairment Charge

    During the three and six months ended June 30, 2001 the Company recorded an impairment charge of $18,366,000 and $22,866,000, respectively. The impairment charge recorded in the second quarter of 2001 consists of the following: a $2,484,000 valuation adjustment on two skilled nursing facilities leased to Sun Healthcare Group, Inc. ("Sun") that had leases expire in June 2001 and were not renewed or re-leased; a $2,423,000 valuation adjustment on two skilled nursing facilities previously leased to LTC Healthcare, Inc. ("Healthcare") that were closed during the quarter; and a $4,630,000 additional valuation adjustment on six skilled nursing facilities that the Company continues to hold for sale or lease; and a $8,829,000 valuation adjustment on the Company's investment in Assisted Living Concepts, Inc. ("ALC") convertible subordinated debentures.

    The impairment charge recorded for the six months ended June 30, 2001 consists of the following: $11,537,000 in valuation adjustments on 10 skilled nursing facilities that the company holds for sale or lease; a $1,500,000 write down of a note receivable and a $9,829,000 valuation adjustment on the Company's investment in ALC convertible subordinated debentures.

    At June 30, 2001, the Company owned $4,195,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 at an aggregate purchase price of $13,097,000. The Company accounts for its investment in these debentures as held-to-maturity securities. Beginning in the first quarter of 2001, the Company ceased recording accretion of the discount related to its investment in the ALC debentures and ceased accruing for interest due on these debentures. As of June 30, 2001, ALC was current on payment to the Company of interest on the debentures.

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

    The Company believes that the ALC convertible subordinated debentures it owns have been impaired. During the first quarter of 2001, the Company recorded a $1,000,000 impairment charge to reduce the carrying value of these debentures to $14,873,000. Based upon the discount at which the ALC debentures are trading on the open market, and information the Company has obtained as a member of the ALC Bondholders Committee, the Company recorded an additional impairment in the second quarter of 2001 to reduce the carrying value of the ALC debentures to $5,456,000, or 27.5% of face value. At this time, the Company and ALC have not reached an agreement on the restructuring of these debentures but the Company believes the ultimate result will include other forms of debt securities and equity in ALC. It is possible that ultimately the value received from these debentures will be more or less than $5,456,000 but the Company has recorded an impairment charge based on information currently available. On July 6, 2001, the Company purchased, on the open market, $3,833,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 for approximately $997,000 or 26% of the face amount. Also on July 6, 2001, the Company also purchased $6,875,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 for approximately $1,788,000 or 26% of the face amount.

    Additionally, at June 30, 2001, ALC leased 37 of the Company's assisted living facilities. The Company's gross investment in these facilities is approximately $88,105,000. The portfolio has an overall occupancy rate of 88.0% and annualized rent coverage of 1.18 before management fees. On July 17, 2001 the Company reported that ALC advised the Company that they would like to return nine assisted living facilities that they currently lease from the Company. The original investment in these facilities totals $22,779,000 and generates $2,433,000 of rental revenue annually. As of July 2001, ALC was current on all rents due to the Company. At this time, the Company has not determined that any of the 37 facilities leased to ALC would require an impairment charge based on improving overall occupancy rates and rent coverage of the facilities as they are operated by ALC. However, the Company cannot predict what, if any, impairment charge may be needed in the future as discussions continue with ALC.

4. Related Party Transactions

    As of June 30, 2001, 28 real estate properties with a gross carrying value of $66,075,000 or 8.1% of the Company's gross and net real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates) were operated by LTC Healthcare, Inc. ("Healthcare"). During the three and six months ended June 30, 2001, the Company was due rental income of approximately $763,000 and $1,615,000, respectively, from Healthcare as compared to $2,045,000 and $4,087,000 during the same periods in 2000. For the year ended December 31, 2000, Healthcare reported a net loss of $7,474,000 after including a gain on sale of real estate properties of $10,487,000, and a total stockholders' deficit of $4,541,000. For the six months ended June 30, 2001, the Company has classified the rents due from Healthcare as non-accrual rents but has not forgiven any current or prior rents due. These properties are leased in general, on a short-term basis ending June 30, 2002, at which time the Company and Healthcare will reevaluate all leases. Annual rents from Healthcare under these leases, as currently structured, is approximately $2,879,000.

    During the six months ended June 30, 2001, the Company sold all 180,000 shares of Healthcare common stock it owned at December 31, 2000. The shares were sold to Healthcare for $225,000, not including selling commissions, which was the fair market value as of the date of sale. The Company recognized a loss of $386,000 on the sale of these shares. The Company sold these shares because the recently enacted Tax Relief Extension Act of 1999 ("Act") provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10 percent of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the Act include the line of credit provided by the Company to Healthcare. In order to qualify as safe harbor debt and retain its REIT status, the Company was required to hold only such debt or the shares.

    The Company and Healthcare entered into a Second Amended and Restated Promissory Note ("Note") in June, 2001. The Note provides for a $20,000,000 secured line of credit that bears interest payable quarterly at a rate of 10% and matures in March 2008. Additionally the Note contains a waiver until June 30, 2002 of unpaid interest totaling $1,367,000 through April 30, 2001. The Company also agreed to forbear through June 30, 2001 default rights under leases for the non-payment of rents totaling $3,746,000. Previous to this Note, the Company had a $20,000,000 unsecured line of credit bearing interest at 10% and maturing in April 2008.

    As of June 30, 2001 and December 31, 2000, $17,335,000 and $16,582,000, respectively, was outstanding under the line of credit. On July 20, 2001 and August 6, 2001, the Company advanced Healthcare $750,000 and $500,000, respectively, under the line of credit. Under the terms of the Secured Revolving Credit, the Company is permitted to loan Healthcare up to $25,000,000. The Company and Healthcare have not increased the $20,000,000 Note between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. For the three months ended June 30, 2001, the Company has reserved for, but has not forgiven, interest due from Healthcare under the line of credit during the second quarter. During the three and six months ended June 30, 2001, the Company recorded interest income of $0 and $437,000, respectively, on the average outstanding principal balance under the line of credit, as compared to $475,000 and $768,000 during the same periods in 2001. The Company has granted a waiver through June 30, 2001 for unpaid interest for May and June 2001.

5. Debt Obligations

    As of June 30, 2001, $115,000,000 was outstanding under the Company's Secured Revolving Line of Credit (the "Secured Revolving Credit"). During the three months ended June 30, 2001, pricing under the Revolving Credit Facility was LIBOR plus a range of 2.25% to 2.50%. At June 30, 2001, the Company's interest rate was 7.32%.

    The Company and its lenders entered into the Second Amendment of the Secured Revolving Credit dated May 17, 2001. This amendment primarily documents a modification in the Company's borrowing base calculation.

    On July 6, 2001, the Company obtained a $11,500,000 non-recourse loan secured by first mortgages on two assisted living facilities. In addition, the loan is cross-defaulted and cross-collateralized with three assisted living facilities previously secured under another loan by the same lender. The loan provides for an option to draw an additional $500,000 if certain facility lease coverages and debt service coverages are achieved. The interest rate on the loan is 90 day LIBOR plus 400 basis points subject to an 8.0% floor. Monthly payments consist of regular interest and principal with a maturity date of June 30, 2005. Net proceeds from the loan were $11,252,000. In connection with consummation of this loan, an existing loan of $6,500,000 by the same lender was extended to June 30, 2005.

    At maturity, January 2, 2001, the Company redeemed $11,849,000 of convertible subordinated debentures. During the second quarter of 2001 the Company purchased $275,000 face value of its 8.25% convertible subordinated debentures due July 2001 on the open market for an aggregate purchase price of $271,000. At maturity, July 2, 2001, the Company redeemed $10,110,000 of convertible subordinated debentures.

6. Stockholders' Equity

    During the six months ended June 30, 2001, the Company purchased and retired 1,160,700 shares of its common stock in accordance with a previously announced Board authorized stock buyback program, for an aggregate purchase price of approximately $4,703,000. During the six months ended June 30, 2001 the Company granted 5,000 stock options at an exercise price of $5.75 and 10,000 stock options at an exercise price of $7.25. The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

    During the six months ended June 30, 2001, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3,658,000, $2,250,000 and $1,636,000, respectively.

    On March 10, 2001, the Company announced that in light of the current uncertainties in the long-term care industry as well as the requirements of its revolving loan agreement, it would postpone any decision on the common dividend until year end. There can be no assurance that the Company will declare or pay a common dividend for 2001.

7. Major Operators

    As of June 30, 2001, Sun operated 33 facilities with 3,737 beds/units representing 11.7%, or $95,134,000, of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code. The facilities operated by Sun at June 30, 2001 consisted of approximately $56,673,000 of direct investments to Sun and approximately $38,461,000 of investments in facilities owned by independent parties that lease the property to Sun or contract with Sun to manage the property. Sun did not renew two leases, that expire July 12, 2001, on skilled nursing facilities in Texas, representing approximately $454,000 in annual rental revenue to the Company. Sun is current with all rent payments due the Company. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

    As of June 30, 2001, ALC operated 37 assisted living facilities with 1,434 units representing 10.8% of the Company's adjusted gross real estate investment portfolio. See Note 3—Impairment Charge.

    As of June 30, 2001, Alterra Healthcare Corporation ("Alterra") operated 35 assisted living facilities with 1,416 units representing 10.3%, or $84,211,000 of the Company's adjusted gross real estate investment portfolio. On February 26, 2001, Alterra announced it had commenced discussions with its principal lenders and lessors regarding the restructuring of its debt and lease obligations. The Company has had preliminary discussions with Alterra's management regarding the 35 facilities leased to Alterra. The Company had granted no concessions relating to these leases and as of July 2001 and Alterra is current with all rent payments due to the Company. At this time, the Company has not determined that any of the 35 facilities leased to Alterra require an impairment charge based on overall occupancy rates and rent coverage. However, the Company cannot predict what, if any, impairment charge may be required in the future as discussions continue with Alterra and Alterra proceeds with the restructuring of its debt and lease obligations.

    As of June 30, 2001, Regent Assisted Living, Inc. ("Regent") operated 5 assisted living facilities with 471 units representing 4.4%, or $35,746,000 of the Company's adjusted gross real estate investment portfolio. Regent leases three additional assisted living facilities from the Company which are subleased to another operator. The Company's gross investment in these facilities was $12,809,000 at June 30, 2001. On March 19, 2001, Regent announced that it had asked three real estate investment trusts to negotiate new terms underlying leases. On July 30, 2001, Regent announced that they had appointed Cohen & Steers Capital Advisors to assist Regent to obtain equity, evaluate strategic alternatives and facilitate new corporate opportunities. The Company has agreed with Regent to forbear rent on three facilities until May 1, 2001 and May and June rent on four facilities until July 1, 2001 and August 1, 2001, respectively. As of July 31, 2001, Regent paid the Company the full amount due for the first two forbearances. At this time, the Company has not determined that any of the eight facilities leased to Regent require an impairment charge based on overall occupancy rates and rent coverage. The Company cannot predict what, if any, impairment charge may be required in the future as Regent proceeds with the restructuring of its business.

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

8. Earnings per Share

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income (loss)	$(11,632)	$9,852	$(7,566)	$20,527
Preferred dividends	(3,771)	(3,771)	(7,543)	(7,543)

Net income (loss) for basic net income per share	(15,403)	6,081	(15,109)	12,984
Effect of dilutive securities:
8.25% convertible debentures due 2001	—	—	—	—
8.50% convertible debentures due 2001	—	—	—	—
7.75% convertible debentures due 2002	—	—	—	—
Other dilutive securities	—	—	—	—

Net income (loss) for diluted net income per share	$(15,403)	$6,081	$(15,109)	$12,984

Shares for basic net income per share	25,340	26,051	25,688	26,177
Effect of dilutive securities:
Stock options	—	—	—	—
8.25% convertible debentures due 2001	—	—	—	—
8.50% convertible debentures due 2001	—	—	—	—
7.75% convertible debentures due 2002	—	—	—	—
Other dilutive securities	—	—	—	—

Shares for diluted net income per share	25,340	26,051	25,688	26,177

Basic net income (loss) per share	$(0.61)	$0.23	$(0.59)	$0.50

Diluted net income (loss) per share	$(0.61)	$0.23	$(0.59)	$0.50

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended June 30, 2001 compared to three months ended June 30, 2000

    Revenues for the three months ended June 30, 2001 decreased to $18.1 million from $22.7 million for the same period in 2000. Rental income for the three months ended June 30, 2001 decreased $2.9 million compared to the same period of 2000 primarily as a result of the elimination of rents from sold properties and the effect of not accruing rental income on properties leased to Healthcare as discussed in Note 4—Related Party Transactions, partially offset by the conversion of mortgage loans into owned properties during 2000 and rental increases as provided for in the lease agreements. Same store rental income, properties owned for the three months ended June 30, 2001 and the three months ended June 30, 2000, increased $0.2 million due to rental rate increases as provided for in the lease agreements partially offset by the effect of not accruing rental income on properties leased to Healthcare. Interest income from mortgage loans and notes receivable decreased $1.0 million primarily as a result of the early payoff of four mortgage loans, the conversion of mortgage loans to owned properties during 2000 and the effect of not accruing interest on the line of credit with Healthcare as discussed in Note 4—Related Party Transactions. Interest income from REMIC Certificates for the three months ended June 30, 2001 decreased $0.3 million compared to the same period of 2000 due to the amortization of the related asset. Interest and other income for the three months ended June 30, 2001 decreased $0.4 million as compared to the same period in 2000 due to the non-accrual of interest receivable on the Company's investment in convertible subordinated debentures of ALC, and the effect of not accreting the discount related to that investment during the second quarter of 2001 as discussed in Note 3—Impairment Charge.

    Interest expense decreased by $1.3 million to $5.6 million for the three months ended June 30, 2001 from $6.9 million during the same period in 2000, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization decreased $0.5 million due to the sale of properties partially offset by the conversion of mortgage loans into owned properties during 2000. The Company recorded an $18.4 million impairment charge during the second quarter of 2001. The impairment charge included a $9.6 million write down of the carrying value to the estimated net realizable value of 10 owned skilled nursing facilities, and an $8.8 million write down in the book value of the Company's investment in the convertible subordinated debentures of ALC as discussed in Note 3—Impairment Charge. General and administrative expenses increased $0.2 million in the second quarter of 2001 from $1.9 million to $2.1 million due to the timing of certain expenditures.

    During the three months ended June 30, 2001, the Company sold one office building and incurred closing costs related to the sale of three schools in the previous quarter. The net loss of these transactions was $0.1 million.

    Net income (loss) available to common stockholders decreased to $(15.4) million for the three months ended June 30, 2001 from $6.1 million for the same period in 2000, due largely to the impairment charge discussed above.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

    Revenues for the six months ended June 30, 2001 decreased to $36.4 million from $45.2 million for the same period in 2000. Rental income for the six months ended June 30, 2001 decreased $5.8 million compared to the same period of 2000 primarily as a result of the elimination of rents from sold properties and the effect of not accruing rental income on properties leased to Healthcare as discussed in Note 4—Related Party Transactions, partially offset by the conversion of mortgage loans into owned properties during 2000 and rental increases as provided for in the lease agreements. Same store rental income, properties owned for the six months ended June 30, 2001 and the six months ended June 30, 2000, increased $0.2 million due to rental rate increases as provided for in the lease agreements partially offset by the effect of not accruing rental income on properties leased to Healthcare. Interest income from mortgage loans and notes receivable decreased $1.4 million primarily as a result of the early payoff of four mortgage loans, the conversion of mortgage loans to owned properties during 2000 and the effect of not accruing interest on the line of credit with Healthcare as discussed in Note 4—Related Party Transactions. Interest income from REMIC Certificates for the six months ended June 30, 2001 decreased $0.5 million compared to the same period of 2000 due to the amortization of the related asset. Interest and other income for the six months ended June 30, 2001 decreased $1.1 million as compared to the same period in 2000 due to the non-accrual of interest receivable on the Company's investment in convertible subordinated debentures of ALC, and the effect of not accreting the discount related to that investment during the first half of 2001 as discussed in Note 3—Impairment Charge.

    Interest expense decreased by $1.8 million to $11.6 million for the six months ended June 30, 2001 from $13.4 million during the same period in 2000, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization decreased $0.6 million due to the sale of properties partially offset by the conversion of mortgage loans into owned properties during 2000. The Company recorded a $22.9 million impairment charge during the first half of 2001. The impairment charge included an $11.6 million write down of the carrying value to the estimated net realizable value of 10 owned skilled nursing facilities, a $1.5 million write down of a note receivable and a $9.8 million write down in the book value of the Company's investment in the convertible subordinated debentures of ALC as discussed in Note 3—Impairment Charge. General and administrative expenses increased $0.6 million in the first half of 2001 due to the timing of certain expenditures.

    During the six months ended June 30, 2001, the Company sold three schools, a previously impaired skilled nursing facility and an office building. In addition, the Company sold its investment in the common stock of Healthcare and funded the operating losses of two skilled nursing facilities currently being closed. The net gain of these transactions was $1.8 million.

    Net income (loss) available to common stockholders decreased to $(15.1) million for the six months ended June 30, 2001 from $13.0 million for the same period in 2000, due largely to the impairment charge discussed above.

Liquidity and Capital Resources

    At June 30, 2001 the Company's real estate investment portfolio (before accumulated depreciation and amortization) consisted of $445.9 million invested primarily in owned long-term care facilities, mortgage loans of approximately $100.0 million and subordinated REMIC certificates of approximately $93.3 million with a weighted average effective yield of 16.79%. At June 30, 2001 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $262.4 million and 7.19%. The Company's portfolio consists of investments in 248 skilled nursing facilities, 94 assisted living facilities and one school in 35 states.

    For the six months ended June 30, 2001, the Company had net cash provided by operating activities of $21.1 million. The Company sold one skilled nursing facility, three schools, one office building and 180,000 shares of Healthcare common stock, (See Note 4—Related Party Transactions), for net cash proceeds of $12.7 million. Additionally, the Company received $5.1 million in notes from the sale of two of the schools. These notes are secured by the property sold and carry an interest rate of 10%. Approximately $1.6 million of the notes is due in 2002 and $3.5 million is due in 2004. The Company received $3.3 million in principal payments on mortgage loans receivable including a $2.7 million prepayment of one loan on a skilled nursing facility in Georgia. The Company provided

Healthcare with an additional $1.7 million in borrowings under the $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008.

    During the six months ended June 30, 2001, the Company had additional bank borrowings of $12.0 million and repaid $15.0 million. During the same period, the Company redeemed $12.1 million of convertible subordinated debentures. During the six months ended June 30, 2001, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3.8 million, $2.2 million, and $1.6 million, respectively. Additionally, the Company purchased and retired 1.2 million shares of its common stock, in accordance with a previously announced Board authorized stock buyback program, for an aggregate purchase price of approximately $4.7 million.

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

    The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs, meet debt obligations and provide funds for distribution to the holders of the Company's preferred stock. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has continued to limit its investment activity in 2001. The Company expects to utilize cash from operations and additional borrowings under the Secured Revolving Credit to repay the remaining convertible subordinated debentures at maturity. The Secured Revolving Credit requires periodic reductions of commitments, however, as of June 30, 2001 the Company had reduced commitments to the October 2, 2002 required level. If prevailing interest rates or other factors at the time of refinancing, if any, (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing the interest expense relating to the refinanced indebtedness would increase and therefore adversely affect the Company's financial condition and results of operations.

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

    The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

	Three Months Ended
			Six Months Ended
	June 30,
				June 30, 2000
	2001	2000	2001
Net income (loss) available to common stockholders	$(15,403)	$6,081	$(15,109)	$12,984
(Gain) loss on sale of assets, net	100	(388)	(1,844)	(388)
Impairment charge	18,366	388	22,866	388
Real estate depreciation	3,376	3,838	7,115	7,686

FFO available to common stockholders	$6,439	$9,919	$13,028	$20,670

Basic FFO per share	$0.25	$0.38	$0.51	$0.79

Diluted FFO per share	$0.25	$0.38	$0.51	$0.78

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

PART II

LTC PROPERTIES, INC.

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Second Amendment to Revolving Credit Agreement dated May 29, 2001

  10.2
  Secured Term Loan with Heller Healthcare Financial, Inc. dated June 29, 2001

  10.3
  Second Amended and Restated Promissory Note with LTC Healthcare, Inc. dated June 8, 2001

  10.4
  Security Agreement with LTC Healthcare, Inc. dated June 8, 2001

    In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant's long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: August 13, 2001	By:	/s/ WENDY L. SIMPSON Wendy L. Simpson Vice Chairman and Chief Financial Officer

QuickLinks

LTC PROPERTIES, INC. FORM 10-Q JUNE 30, 2001 INDEX
LTC PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share amounts) (Unaudited)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
LTC PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II LTC PROPERTIES, INC. OTHER INFORMATION
SIGNATURES