Form 10-Q
period 2001-09-30
LTC PROPERTIES INC
filed 2001-11-14
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission file number 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

Maryland	71-0720518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

300 Esplanade Drive, Suite 1860
Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8655
(Registrant's telephone number, including area code)

    Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares of Registrant's common stock, $.01 par value, outstanding at October 31, 2001 - 18,428,522

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2001

INDEX

		Page
PART I—Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II—Other Information
Item 6.	Exhibits and Reports on Form 8-K	17

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2001—$55,306; 2000—$47,181	$352,569	$397,833
Land	21,681	23,484
Mortgage loans receivable, net of allowance for doubtful accounts: 2001—$1,250; 2000—$1,250	99,646	106,149
REMIC Certificates	74,485	94,962

Real estate investments, net	548,381	622,428
Other Assets:
Cash and cash equivalents	3,329	1,870
Debt issue costs, net	3,514	3,396
Interest receivable	4,437	4,558
Prepaid expenses and other assets	16,213	11,878
Marketable debt securities	8,240	15,873
Due from LTC Healthcare, Inc. under line of credit	18,919	16,582

	54,652	54,157

Total Assets	$603,033	$676,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible subordinated debentures	$2,408	$24,642
Bank borrowings	79,000	118,000
Mortgage loans and notes payable	111,636	103,341
Bonds payable and capital lease obligations	16,065	16,577
Accrued interest	888	2,260
Accrued expenses and other liabilities	6,599	6,741
Distributions payable	985	985

Total Liabilities	217,581	272,546
Minority interest	9,637	9,912
Stockholders' equity:
Preferred stock $0.01 par value: 10,000 shares authorized; shares issued and outstanding: 2001—7,062; 2000—7,080	165,183	165,500
Common stock: $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2001—24,491; 2000—26,031	246	260
Capital in excess of par value	290,364	296,568
Cumulative net income	220,235	221,734
Notes receivable from stockholders	(10,133)	(10,126)
Accumulated comprehensive loss	(702)	(1,746)
Cumulative distributions	(289,378)	(278,063)

Total Stockholders' Equity	375,815	394,127

Total Liabilities and Stockholders' Equity	$603,033	$676,585

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Rental income	$9,768	$12,148	$30,081	$38,214
Interest income from mortgage loans and notes receivable	3,022	3,592	9,630	11,616
Interest income from REMIC Certificates	3,620	4,197	11,656	12,782
Interest and other income	647	1,599	2,049	4,147

Total revenues	17,057	21,536	53,416	66,759

Expenses:
Interest expense	5,180	7,177	16,816	20,620
Depreciation and amortization	3,507	3,799	10,622	11,485
Minority interest	254	236	724	706
Impairment charge	—	6,035	22,866	6,423
Operating and other expenses	1,770	1,305	5,452	4,402

Total expenses	10,711	18,552	56,480	43,636

Operating income (loss)	6,346	2,984	(3,064)	23,123
Gain (loss) on sale of assets, net	(279)	7,306	1,565	7,694

Net income (loss)	6,067	10,290	(1,499)	30,817
Preferred dividends	(3,772)	(3,772)	(11,315)	(11,315)

Net income (loss) available to common stockholders	$2,295	$6,518	$(12,814)	$19,502

Net Income (Loss) per Common Share:
Basic	$0.09	$0.25	$(0.51)	$0.75

Diluted	$0.09	$0.25	$(0.51)	$0.75

Comprehensive Income:
Net income (loss) available to common stockholders	$2,295	$6,518	$(12,814)	$19,502
Unrealized gain (loss) on available-for-sale securities	—	46	(332)	(1,184)
Reclassification adjustment	1,010	—	1,376	—

Total comprehensive income (loss)	$3,305	$6,564	$(11,770)	$18,318

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(1,499)	$30,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,622	11,485
Impairment charge	22,866	6,423
Other non-cash charges	3,442	1,338
Loss on the sale of other assets	456	—
Gain on sale of real estate investments, net	(2,021)	(7,694)
Decrease in accrued interest	(1,372)	(1,043)
Net change in other assets and liabilities	(799)	(6,198)

Net cash provided by operating activities	31,695	35,128

INVESTING ACTIVITIES:
Investment in mortgage loans receivable	—	(964)
Investment in real estate properties and capital improvements, net	(1,227)	(3,829)
Proceeds from sale of real estate investments and other assets, net	43,196	38,152
Principal payments on mortgage loans receivable	3,643	8,620
Advances under line of credit to LTC Healthcare, Inc.	(3,845)	(14,753)
Investment in debt securities	(2,784)	—
Payments on line of credit to LTC Healthcare, Inc.	—	565
Other	2,937	(383)

Net cash provided by investing activities	41,920	27,408

FINANCING ACTIVITIES:
Borrowings under the line of credit	17,000	36,000
Repayments of bank borrowings under line of credit	(56,000)	(56,000)
Mortgage loan borrowings	11,252	—
Principal payments on mortgage loans payable and capital lease obligations	(3,469)	(1,091)
Redemption of convertible subordinated debentures	(22,230)	—
Repurchase of common and preferred stock	(6,559)	(7,968)
Distributions paid	(11,315)	(33,994)
Other	(835)	129

Net cash used in financing activities	(72,156)	(62,924)

Increase (decrease) in cash and cash equivalents	1,459	(388)
Cash and cash equivalents, beginning of period	1,870	2,655

Cash and cash equivalents, end of period	$3,329	$2,267

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,454	$20,789
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	$3,502	$6,797
Increase in short term notes receivable related to the disposition of real estate assets	$8,483	$—
Assumption of mortgage loans payable for acquisitions of real estate assets	$—	$13,696
Reduction in receivables from LTC Healthcare, Inc. for acquisitions of real estate assets	$—	$5,346

See accompanying notes.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

    LTC Properties, Inc. (the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

    The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

    No provision has been made for federal or state income taxes. The Company qualifies as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.  Real Estate Investments

    Owned Properties.  During the nine months ended September 30, 2001, the Company sold the remaining three schools previously operated by a company that filed for bankruptcy protection in October 2000. These three sales generated approximately $17,271,000 of net proceeds including $5,133,000 in notes. The Company recognized a net gain of approximately $2,561,000 from these sales in the nine months ended September 30, 2001. Additionally, the Company sold three previously impaired skilled nursing facilities and three assisted living facilities for approximately $16,816,000. The Company received approximately $16,452,000 in net proceeds including $3,350,000 in notes and recognized a gain of approximately $675,000.

    During the nine months ended September 30, 2001, one previously impaired mortgage loan on a skilled nursing facility in Tucson, Arizona converted to an owned property as a result of foreclosure through a bankruptcy proceeding. Additionally, in October 2001, one previously impaired mortgage loan on a skilled nursing facility in Hereford, Texas converted to an owned property as a result of foreclosure. These facilities are closed and held for sale.

    Mortgage Loans.  At September 30, 2001 the Company had 46 mortgage loans secured by first mortgages on 43 skilled nursing facilities with a total of 4,794 beds and 8 assisted living residences with a total of 369 units located in 22 states. At September 30, 2001, the mortgage loans had interest rates ranging from 9.3% to 14.3% and maturities ranging from 2002 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

    REMIC Certificates.  As of September 30, 2001 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $271,993,000 and 7.35%. As of September 30, 2001, the carrying value of the subordinated REMIC certificates held by the Company was $74,485,000. The effective yield on the subordinated REMIC certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 18.22% at September 30, 2001.

    Interest only certificates and certificates with an investment rating of "BB" or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of "B" or lower are classified as held-to-maturity. During the quarter ended September 30, 2001, the Company sold certain REMIC certificates with a net book value of $19,035,000 prior to a valuation reserve of $1,010,000 that were classified as available-for-sale. The sale resulted in net proceeds of $17,894,000 and a realized loss of $1,141,000. As of September 30, 2001, available-for-sale certificates were recorded at their fair value of approximately $21,345,000. An unrealized holding loss on available-for-sale certificates of $(332,000) was included in comprehensive loss for the nine months ended September 30, 2001. Unrealized holding gains of $93,000 and $442,000 were included in comprehensive income for the same period in 2000. At September 30, 2001 held-to-maturity certificates had a book value of $53,141,000 and a fair value of $45,737,000. As of September 30, 2001, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 33.1% and 11.9%, respectively.

3.  Impairment Charge

    During the nine months ended September 30, 2001 the Company recorded an impairment charge of $22,866,000. The impairment charge consists of the following: a $2,484,000 valuation adjustment on two skilled nursing facilities leased to Sun Healthcare Group, Inc. ("Sun") that had leases expire in June 2001 and were not renewed or re-leased; a $4,423,000 valuation adjustment on two skilled nursing facilities previously leased to LTC Healthcare, Inc. ("Healthcare") that were closed during 2001; and a $4,630,000 valuation adjustment on six skilled nursing facilities that the Company has sold or continues to hold for sale or lease; a $1,500,000 write down of a note receivable; and a $9,829,000 valuation adjustment on the Company's investment in Assisted Living Concepts, Inc. ("ALC") convertible subordinated debentures.

    On July 6, 2001, the Company purchased, on the open market, $3,833,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 for approximately $997,000 or 26% of the face amount. Also on July 6, 2001, the Company purchased $6,875,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 for approximately $1,787,000 or 26% of the face amount. At September 30, 2001, the Company owned $8,028,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 and $22,520,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 at an aggregate purchase price of $15,881,000. As of September 30, 2001, the Company's carrying value of $8,240,000 was comparable to the market price of these securities as of September 30, 2001. The Company has not recorded interest income from these debentures for the nine months ended September 30, 2001.

    On October 1, 2001, ALC announced it had filed for bankruptcy as part of a pre-negotiated debt restructuring. ALC further announced that holders of debentures and unsecured debt would receive $40,250,000 in aggregate principal of senior secured notes bearing interest of 10% per year, $15,250,000 in aggregate principal of junior secured notes bearing interest at 8% per year for three years and thereafter interest will be payable in cash at 12% per year, and 96% of the common stock of the reorganized ALC. Thus, the Company will receive its pro-rata allocation of the new secured senior and junior ALC notes and common stock.

    Additionally, at September 30, 2001, ALC leased 37 of the Company's assisted living facilities. The Company's gross investment in these facilities is approximately $88,105,000. The portfolio has an overall occupancy rate of 91.1% and annualized rent coverage of 1.29 before management fees. As part of ALC's pre-negotiated debt restructuring, the Company has agreed to revise leases on 16 facilities into one master lease ending December 31, 2008 and to reduce total annual rents received for these facilities from levels as of January 1, 2002 by $875,000. This reduction will begin January 1, 2002 or the date ALC emerges from bankruptcy, if that emergence date is after January 1, 2002. As of October 2001, ALC was current on all rents due to the Company.

4.  Related Party Transactions

    As of September 30, 2001, 26 real estate properties with a gross carrying value of $62,510,000 or 7.9% of the Company's gross and net real estate investment portfolio (adjusted to include mortgage loans underlying the REMIC Certificates) were operated by LTC Healthcare, Inc. ("Healthcare"). During the three and nine months ended September 30, 2001, the Company was due rental income of approximately $720,000 and $2,334,000, respectively, from Healthcare as compared to $1,031,000 and $5,118,000 during the same periods in 2000. For the year ended December 31, 2000, Healthcare reported a net loss of $7,474,000 after including a gain on sale of real estate properties of $10,487,000, and a total stockholders' deficit of $4,541,000. For the nine months ended September 30, 2001, the Company has classified the rents due from Healthcare as non-accrual rents but has not forgiven any current or prior rents due. These properties are leased in general, on a short-term basis ending June 30, 2002, at which time the Company and Healthcare will reevaluate all leases. Annual rents from Healthcare under these leases, as currently structured, are approximately $2,900,000.

    During the nine months ended September 30, 2001, the Company sold all 180,000 shares of Healthcare common stock it owned at December 31, 2000. The shares were sold to Healthcare for $225,000, not including selling commissions, which was the fair market value as of the date of sale. The Company recognized a loss of $386,000 on the sale of these shares. The Company sold these shares because the recently enacted Tax Relief Extension Act of 1999 ("Act") provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10 percent of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the Act include the line of credit provided by the Company to Healthcare. In order to qualify as safe harbor debt and retain its REIT status, the Company was required to hold only such debt or the shares.

    The Company and Healthcare entered into a Second Amended and Restated Promissory Note ("Note") in June 2001. The Note provides for a $20,000,000 secured line of credit that bears interest payable quarterly at a rate of 10% and matures April 1, 2008. Additionally the Note contains a waiver until June 30, 2002 of unpaid interest totaling $1,367,000 through April 30, 2001. The Company also agreed to forbear through September 30, 2001, default rights under leases for the non-payment of rents totaling $4,466,000. Previous to this Note, the Company had a $20,000,000 unsecured line of credit bearing interest at 10% and maturing on April 1, 2008.

    As of September 30, 2001 and December 31, 2000, $18,919,000 and $16,582,000, respectively, were outstanding under the line of credit. On October 17, 2001, the Company advanced Healthcare $500,000 under the line of credit. In November 2001, Healthcare repaid $1,695,000 on the line of credit. Under the terms of the Secured Revolving Credit, the Company is permitted to loan Healthcare up to

$25,000,000. The Company and Healthcare have not increased the $20,000,000 Note between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company's board. The Company reserved for, but has not forgiven, interest due from Healthcare under the line of credit during the second and third quarters of 2001. During the three and nine months ended September 30, 2001, the Company recorded interest income of $0 and $437,000, respectively, on the average outstanding principal balance under the line of credit, as compared to $489,000 and $1,257,000 during the same periods in 2000. The Company has granted a waiver through September 30, 2001 for unpaid interest of $748,000 for May through September 2001.

5.  Debt Obligations

    As of September 30, 2001, $79,000,000 was outstanding under the Company's Secured Revolving Line of Credit (the "Secured Revolving Credit"). During the three months ended September 30, 2001, pricing under the Revolving Credit Facility was LIBOR plus 2.25%. At September 30, 2001, the Company's interest rate was 5.71%.

    The Company and its lenders entered into the Second Amendment of the Secured Revolving Credit dated May 17, 2001. This amendment primarily documents a modification in the Company's borrowing base calculation.

    On July 6, 2001, the Company obtained an $11,500,000 non-recourse loan secured by first mortgages on two assisted living facilities. In addition, the loan is cross-defaulted and cross-collateralized with two skilled nursing facilities and one rehabilitation facility previously secured under another $6,500,000 loan by the same lender. In connection with consummation of this new loan, the $6,500,000 loan was extended to June 30, 2005 and interest remained at Prime. The new loan provides for an option to draw an additional $500,000 if certain facility lease coverages and debt service coverages are achieved. The interest rate on the new loan is 90 day LIBOR plus 400 basis points subject to an 8.0% floor. Monthly payments consist of regular interest and principal with a maturity date of June 30, 2005. Net proceeds from the loan were $11,252,000.

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

6.  Stockholders' Equity

    During the nine months ended September 30, 2001, the Company purchased and retired 1,491,000 shares of its common stock and 17,800 shares of its preferred stock in accordance with a previously announced Board authorized stock buyback program, for an aggregate purchase price of approximately $6,242,000 and $317,000, respectively. Subsequent to September 30, 2001, the Company purchased approximately 6,061,000 shares of its common stock at a purchase price of $5.75 per share, pursuant to a tender offer that expired on October 22, 2001. The total cost of the tender offer, including all fees and expenses, is estimated to be approximately $35,000,000.

    During the nine months ended September 30, 2001 the Company granted 5,000 stock options at an exercise price of $5.75 and 10,000 stock options at an exercise price of $7.25. The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

    During the nine months ended September 30, 2001, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5,486,000, $3,375,000 and $2,454,000, respectively.

    On March 10, 2001, the Company announced that in light of the current uncertainties in the long-term care industry as well as the requirements of its revolving loan agreement, it would postpone any decision on the common dividend until year end. There can be no assurance that the Company will declare or pay a common dividend for 2001.

7.  Major Operators

    As of September 30, 2001, Sun operated 25 facilities with 2,878 beds/units representing 10.0%, or $78,935,000, of the Company's adjusted gross real estate investment portfolio (adjusted to include the mortgage loans to third parties underlying the investment in REMIC Certificates). During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code. The facilities operated by Sun at September 30, 2001 consisted of approximately $55,642,000 of direct investments to Sun and approximately $23,293,000 of investments in facilities owned by independent parties that lease the property to Sun or contract with Sun to manage the property. Sun did not renew two leases that expired July 12, 2001, on skilled nursing facilities in Texas, representing approximately $454,000 in annual rental revenue to the Company. Effective September 1, 2001, the Company classified rents on these two facilities as non-accrual rents. Sun is current with all other rent payments due the Company. Sun is currently operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

    As of September 30, 2001, ALC operated 37 assisted living facilities with 1,434 units representing 11.2% of the Company's adjusted gross real estate investment portfolio. See Note 3—Impairment Charge.

    As of September 30, 2001, Alterra Healthcare Corporation ("Alterra") operated 35 assisted living facilities with 1,416 units representing 10.7%, or $84,211,000 of the Company's adjusted gross real estate investment portfolio. On February 26, 2001, Alterra announced it had commenced discussions with its principal lenders and lessors regarding the restructuring of its debt and lease obligations. The Company has had preliminary discussions with Alterra's management regarding the 35 facilities leased to Alterra. The Company had granted no concessions relating to these leases and as of October 2001 Alterra is current with all rent payments due to the Company. At this time, the Company has not determined that any of the 35 facilities leased to Alterra require an impairment charge based on overall occupancy rates and rent coverage. However, the Company cannot predict what, if any, impairment charge may be required in the future as Alterra proceeds with the restructuring of its debt and lease obligations.

    As of September 30, 2001, Regent Assisted Living, Inc. ("Regent") operated 5 assisted living facilities with 471 units representing 4.5%, or $35,746,000 of the Company's adjusted gross real estate investment portfolio. During the third quarter 2001, three additional assisted living facilities that Regent leased from the Company and subleased to another operator were sold. See Note 2—Real Estate Investments. On July 30, 2001, Regent announced that they had appointed Cohen & Steers Capital Advisors to assist Regent to obtain equity, evaluate strategic alternatives and facilitate new corporate opportunities. The Company has agreed with Regent to forbear rent on three facilities until May 1, 2001 and May and June rent on four facilities until July 1, 2001 and August 1, 2001, respectively. Regent paid the Company the full amount due for the forbearances. However for the months of September and October 2001, the Company has classified rents due from Regent as non-accrual rents but has not forgiven any current or prior rents due. The Company entered into a master lease agreement beginning December 1, 2001 with HFJ, LLC, a subsidiary of Sunwest Management, Inc. to lease the five assisted living facilities formerly leased by Regent. This lease provides for annual rental income of approximately $3,820,000. As of November 1, 2001, the Company no longer leases any facilities to Regent.

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

8.  Earnings per Share

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$6,067	$10,290	$(1,499)	$30,817
Preferred dividends	(3,772)	(3,772)	(11,315)	(11,315)

Net income (loss) for basic net income per share	2,295	6,518	(12,814)	19,502
Effect of dilutive securities:
8.25% convertible debentures due 2001	—	—	—	—
8.50% convertible debentures due 2001	—	—	—	—
7.75% convertible debentures due 2002	—	—	—	—
Other dilutive securities	—	—	—	—

Net income (loss) for diluted net income per share	$2,295	$6,518	$(12,814)	$19,502

Shares for basic net income per share	24,571	26,048	25,312	26,134
Effect of dilutive securities:
Stock options	—	—	—	—
8.25% convertible debentures due 2001	—	—	—	—
8.50% convertible debentures due 2001	—	—	—	—
7.75% convertible debentures due 2002	—	—	—	—
Other dilutive securities	—	—	—	—

Shares for diluted net income per share	24,571	26,048	25,312	26,134

Basic net income (loss) per share	$0.09	$0.25	$(0.51)	$0.75

Diluted net income (loss) per share	$0.09	$0.25	$(0.51)	$0.75

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Operating Results

Three months ended September 30, 2001 compared to three months ended September 30, 2000

    Revenues for the three months ended September 30, 2001 decreased to $17.1 million from $21.5 million for the same period in 2000. Rental income for the three months ended September 30, 2001 decreased $2.4 million compared to the same period of 2000 primarily as a result of the elimination of rents from sold properties and the effect of not accruing rental income on properties leased to Healthcare as discussed in Note 4—Related Party Transactions, partially offset by the conversion of mortgage loans into owned properties during 2000 and rental increases as provided for in the lease agreements. Same store rental income, properties owned for the three months ended September 30, 2001 and the three months ended September 30, 2000, increased $0.2 million due to rental rate increases as provided for in the lease agreements partially offset by the effect of not accruing rental income on properties leased to Healthcare. Interest income from mortgage loans and notes receivable decreased $0.6 million primarily as a result of the early payoff of three mortgage loans, the conversion of mortgage loans to owned properties and the effect of not accruing interest on the line of credit with Healthcare as discussed in Note 4—Related Party Transactions. Interest income from REMIC Certificates for the three months ended September 30, 2001 decreased $0.6 million compared to the same period of 2000 due to the amortization of the related asset and the sale of REMIC certificates as discussed in Note 2—Real Estate Investments. Interest and other income for the three months ended September 30, 2001 decreased $1.0 million as compared to the same period in 2000 due to the non-accrual of interest receivable on the Company's investment in convertible subordinated debentures of ALC, and the effect of not accreting the discount related to that investment during the third quarter of 2001 as discussed in Note 3—Impairment Charge.

    Interest expense decreased by $2.0 million to $5.2 million for the three months ended September 30, 2001 from $7.2 million during the same period in 2000, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization decreased $0.3 million due to the sale of properties partially offset by the conversion of mortgage loans into owned properties and the purchase of two properties in the third quarter of 2000. The Company recorded a $6.0 million impairment charge during the third quarter of the prior year. No such charge was recorded in the third quarter of 2001 as discussed in Note 3—Impairment Charge. General and administrative expenses increased $0.5 million in the third quarter of 2001 from $1.3 million to $1.8 million due to the timing of certain expenditures.

    During the three months ended September 30, 2001, the Company sold two skilled nursing facilities and three assisted living facilities which resulted in net proceeds of approximately $16.0 million and a gain of $0.9 million. In addition, the Company sold REMIC certificates with a net book value of $19.0 million, resulting in net proceeds of $17.9 million and a loss of $1.1 million.

    Net income available to common stockholders decreased to $2.3 million for the three months ended September 30, 2001 from $6.5 million for the same period in 2000, due largely to the decrease in revenues discussed above.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

    Revenues for the nine months ended September 30, 2001 decreased to $53.4 million from $66.8 million for the same period in 2000. Rental income for the nine months ended September 30, 2001 decreased $8.1 million compared to the same period of 2000 primarily as a result of the elimination of rents from sold properties and the effect of not accruing rental income on properties leased to Healthcare as discussed in Note 4—Related Party Transactions, partially offset by the conversion of mortgage loans into owned properties during 2000 and rental increases as provided for in the lease agreements. Same store rental income, properties owned for the nine months ended September 30, 2001 and the nine months ended September 30, 2000, increased $0.1 million due to rental rate increases as provided for in the lease agreements partially offset by the effect of not accruing rental income on properties leased to Healthcare. Interest income from mortgage loans and notes receivable decreased $2.0 million primarily as a result of the early payoff of five mortgage loans, the conversion of mortgage loans to owned properties and the effect of not accruing interest on the line of credit with Healthcare as discussed in Note 4—Related Party Transactions. Interest income from REMIC Certificates for the nine months ended September 30, 2001 decreased $1.1 million compared to the same period of 2000 due to the amortization of the related asset and the sale of REMIC certificates as discussed in Note 2—Real Estate Investments. Interest and other income for the nine months ended September 30, 2001 decreased $2.1 million as compared to the same period in 2000 due to the non-accrual of interest receivable on the Company's investment in convertible subordinated debentures of ALC, and the effect of not accreting the discount related to that investment during the first half of 2001 as discussed in Note 3—Impairment Charge.

    Interest expense decreased by $3.8 million to $16.8 million for the nine months ended September 30, 2001 from $20.6 million during the same period in 2000, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization decreased $0.9 million due to the sale of properties partially offset by the conversion of mortgage loans into owned properties and the purchase of two properties in the third quarter of 2000. The Company recorded a $22.9 million impairment charge during the nine months ended September 30, 2001. The impairment charge included an $11.6 million write down of the carrying value to the estimated net realizable value of 10 owned skilled nursing facilities, a $1.5 million write down of a note receivable and a $9.8 million write down in the book value of the Company's investment in the convertible subordinated debentures of ALC as discussed in Note 3—Impairment Charge. General and administrative expenses increased $1.1 million in the nine months ended September 30, 2001 due to the timing of certain expenditures.

    During the nine months ended September 30, 2001, the Company sold three schools, three previously impaired skilled nursing facilities, three assisted living facilities, an office building and certain REMIC certificates. In addition, the Company sold its investment in the common stock of Healthcare and funded the operating losses of two skilled nursing facilities currently being closed. The net gain of these transactions was $1.6 million.

    Net income (loss) available to common stockholders decreased to $(12.8) million for the nine months ended September 30, 2001 from $19.5 million for the same period in 2000, due largely to the impairment charge discussed above.

Liquidity and Capital Resources

    At September 30, 2001 the Company's real estate investment portfolio (before accumulated depreciation and amortization) consisted of $429.6 million invested primarily in owned long-term care facilities, mortgage loans of approximately $99.6 million (net of a $1.3 million reserve) and subordinated REMIC certificates of approximately $74.5 million with a weighted average effective yield of 18.22%. At September 30, 2001 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC certificates (all held by outside third parties) was $272.0 million and 7.35%. The Company's portfolio consists of investments in 242 skilled nursing facilities, 91 assisted living facilities and one school in 34 states.

    For the nine months ended September 30, 2001, the Company had net cash provided by operating activities of $31.7 million. The Company sold three skilled nursing facilities, three assisted living facilities, three schools, one office building, REMIC certificates with a net book value of $19.0 million and 180,000 shares of Healthcare common stock, (See Note 4—Related Party Transactions), for net cash proceeds of $43.2 million. Additionally, the Company received $5.1 million in notes from the sale of two of the schools. These notes are secured by the property sold and carry an interest rate of 10%. Approximately $1.6 million of the notes are due in 2002 and $3.5 million is due in 2004. The Company received $3.3 million in notes from the sale of one skilled nursing facility in Florida. These notes are secured by the property sold and carry an interest rate of 10.5% and mature in 2004. The Company received $3.6 million in principal payments on mortgage loans receivable including a $2.7 million prepayment of one loan on a skilled nursing facility in Georgia. The Company provided Healthcare with an additional $3.8 million in borrowings under the $20.0 million unsecured line of credit that bears interest at 10% and matures in March 2008. The Company purchased $10.7 million face amount of ALC convertible subordinated debentures for $2.8 million or 26% of the face amount (see Note 3—Impairment Charge).

    During the nine months ended September 30, 2001, the Company had additional bank borrowings of $17.0 million and repaid $56.0 million. In addition, the Company obtained $11.3 million in mortgage loan borrowings (See Note 5—Debt Obligations). During the same period, the Company redeemed $22.2 million of convertible subordinated debentures. During the nine months ended September 30, 2001, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5.5 million, $3.4 million, and $2.4 million, respectively. Additionally, the Company purchased and retired approximately 1.5 million shares of its common stock, in accordance with a previously announced Board authorized stock buyback program, for an aggregate purchase price of approximately $6.6 million. Subsequent to September 30, 2001, the Company purchased approximately 6.1 million shares of its common stock at a purchase price of $5.75 per share, pursuant to a tender offer that expired on October 22, 2001 (see Note 6—Stockholders' Equity). The total cost of the tender offer, including all fees and expenses, is estimated to be approximately $35.0 million.

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

    The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs, meet debt obligations and provide funds for distribution to the holders of the Company's preferred stock. Difficult capital market conditions in the health care industry have limited the Company's access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has continued to limit its investment activity in 2001. The Company expects to utilize cash from operations and additional borrowings under the Secured Revolving Credit to repay the remaining convertible subordinated debentures at maturity. The Secured Revolving Credit requires periodic reductions of commitments, however, as of September 30, 2001 the Company had reduced commitments to the July 1, 2002 required level. If prevailing interest rates or other factors at the time of refinancing, if any, (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing the interest expense relating to the refinanced indebtedness would increase and therefore adversely affect the Company's financial condition and results of operations.

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

    The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000
Net income (loss) available to common stockholders	$2,295	$6,518	$(12,814)	$19,502
(Gain) loss on sale of assets, net	279	(7,306)	(1,565)	(7,694)
Impairment charge	—	6,035	22,866	6,423
Real estate depreciation	3,507	3,799	10,622	11,485

FFO available to common stockholders	$6,081	$9,046	$19,109	$29,716

Basic FFO per share	$0.25	$0.35	$0.75	$1.14

Diluted FFO per share	$0.25	$0.35	$0.75	$1.13

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

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant

Dated: November 13, 2001	By:	/s/ WENDY L. SIMPSON Wendy L. Simpson Vice Chairman and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER INFORMATION
SIGNATURES