Form 10-K405
period 2001-12-31
LTC PROPERTIES INC
filed 2002-03-20
CIK 887905

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

MARYLAND	71-0720518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Esplanade Drive, Suite 1860 Oxnard, California 93030
(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 981-8655

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K  ☒

The aggregate market value of voting stock held by non-affiliates of the Company is approximately $110,654,000 as of February 28, 2002.

18,393,322
(Number of shares of common stock outstanding as of February 28, 2002)

Part III is incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information contained in this annual report includes statements that are not purely historical and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical facts contained in this annual report are forward looking statements. These forward looking statements involve a number of risks and uncertainties. All forward looking statements included in this annual report are based on information available to us on the date hereof, and we assume no obligation to update such forward looking statements. Although we believe that the assumptions and expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results achieved by us may differ materially from any forward looking statements due to the risks and uncertainties of such statements. Exhibit 99 to this annual report contains a more comprehensive discussion of risks and uncertainties associated with our business.

Item 1.    BUSINESS

General

LTC Properties, Inc., a health care real estate investment trust (a “REIT”), was organized on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in long-term care and other health care related facilities through mortgage loans, facility lease transactions and other investments. During 1998, we began making investments in the education industry by investing in private and charter schools from pre-school through eighth grade. Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in long-term care facilities and other health care related facilities managed by experienced operators providing quality care. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment.

In accordance with “plain English” guidelines provided by the Securities and Exchange Commission, whenever we refer to “our company” or to “us”, or use the terms “we” or “our”, we are referring to LTC Properties, Inc. and its subsidiaries.

We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

Owned Properties.    During 2001, we acquired six skilled nursing facilities with a total of 616 beds and four assisted living facilities with a total of 186 units from CLC Healthcare, Inc. (see Item 8. FINANCIAL STATEMENTS—Note 8. CLC Healthcare, Inc., formerly LTC Healthcare, Inc.) for a total purchase price (based upon independent appraisals) of $45.8 million subject to mortgage debt of approximately $33.0 million and minority interest of approximately $3.5 million. Of the mortgage debt assumed, $16.4 million was payable to REMIC pools originated by us and $16.6 million was payable to an unrelated third party. Additionally we purchased from an unrelated party, two assisted living facilities with a total of 222 units for a total purchase price including closing costs of $26.1 million subject to mortgage debt assumed of $17.9 million. These two facilities were acquired through transactions that did not require cash in 2001 as more fully explained in Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. During 2001 we invested approximately $1.7 million in the expansion and improvement of existing properties. Mortgage loans with outstanding principal balances totaling $3.2 million that were secured by two long-term care facilities with 346 beds/units were converted into owned properties. As of

December 31, 2001, our investment in owned properties consisted of 71 skilled nursing facilities with a total of 8,431 beds, 89 assisted living facilities with a total of 4,222 units and one school in 24 states, representing a gross investment of approximately $496.1 million.

During the year ended December 31, 2001, we sold three skilled nursing facilities, three assisted living facilities and three schools for a total sales price of $34.3 million. Our gross investment in the properties before impairments and accumulated depreciation was $36.4 million and the net book value, after impairments and accumulated depreciation was $29.7 million. Net proceeds from the sales were $33.4 million and costs of sale were $0.2 million. We recognized one sale under the Installment Method as required by Statement of Financial Accounting Standards No. 66 and deferred a $0.3 million gain. These sales resulted in a net gain of approximately $3.2 million.

The majority of our long-term care facilities are leased to operators pursuant to long-term operating leases that generally have an initial term of 6 to 20 years and provide for increases in the rent based upon specified rate increases, increases in revenues over defined base periods, or increases based on consumer price indices. All leases are triple net leases that require the lessee to pay all taxes, insurance, maintenance and other costs of the facilities.

Mortgage Loans.    As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. (See “Investment and Other Policies” in this Section.) We also provide construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. At December 31, 2001, we had 44 mortgage loans secured by first mortgages on 41 skilled nursing facilities with a total of 4,524 beds and eight assisted living residences with 369 units located in 21 states. At December 31, 2001, the mortgage loans had a weighted average interest rate of 11.23%, generally have 25-year amortization schedules, have balloon payments due from 2002 to 2018 and provide for certain facility fees. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

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

REMIC Certificates.    We complete a securitization by transferring mortgage loans to a newly created Real Estate Mortgage Investment Conduit (“REMIC”) that, in turn, issues mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC Certificates are sold to third parties and a portion of the REMIC Certificates are retained by us. The REMIC Certificates we retain are subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retain are interest-only certificates which have no principal amount and entitle us to receive cash flows designated as interest. During the quarter ended September 30, 2001, our company sold certain REMIC Certificates with a net book value of approximately $19.0 million. The sale resulted in net proceeds of approximately $17.9 million and a realized loss of approximately $1.1 million. At December 31, 2001, we had investments in REMIC Certificates with a carrying value of $73.2 million ($74.3 million, at amortized cost, prior to any adjustment of available-for-sale certificates to fair market value).

Investment and Other Policies

Objectives and Policies.    Our investment policy is to invest primarily in income-producing long-term care facilities. Five publicly held operators of long-term care facilities and one publicly held operator of assisted living facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws in the last three years. As a result of the significant financial difficulties experienced by these and other operators, we have made few investments in the last three years.

Historically our investments have consisted of:

•	mortgage loans secured by long-term care facilities;

•	fee ownership of long-term care facilities which are leased to operators; or

•	participation in such investments indirectly through investments in real estate partnerships or other entities that themselves make direct investments in such loans or facilities.

In evaluating potential investments, we consider such factors as:

•	type of property;

•	the location;

•	construction quality, condition and design of the property;

•	the property’s current and anticipated cash flow and its adequacy to meet operational needs and lease obligations or debt service obligations;

•	the quality, reputation and solvency of the property’s operator;

•	the payor mix of private, Medicare and Medicaid patients;

•	the growth, tax and regulatory environments of the communities in which the properties are located;

•	the occupancy and demand for similar facilities in the area surrounding the property; and

•	the Medicaid reimbursement policies and plans of the state in which the property is located.

For investments in long-term care facilities we place emphasis on facilities that have low investment per bed/unit ratios and do not have to rely on the provision of ancillary services to cover debt service or lease obligations. In addition, with respect to skilled nursing facilities, we attempt to invest in facilities that do not have to rely on a high percentage of private-pay patients. We seek to invest in facilities that are located in suburban and rural areas of states with improving reimbursement climates. Prior to every investment, we conduct a facility site review to assess the general physical condition of the facility, the potential of additional sub-acute services and the quality of care the operator provides. In addition, we review the environmental reports, state survey and financial statements of the facility before the investment is made. We prefer to invest in a facility that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing facilities. We believe that assisted living facilities are an important sector in the long-term care market and our investments have included direct ownership of assisted living facilities. We believe that assisted living facilities represent a lower cost long-term care alternative for senior adults than skilled nursing facilities. We invest primarily in assisted living facilities that attract the moderate-income private pay patients in smaller communities, preferably in states that have adopted Medicaid waiver programs or are in the process of adopting or reviewing their policies and reimbursement programs to provide funding for assisted living residences. We believe that locating residences in a state with a favorable regulatory and reimbursement climate should provide a stable source of residents eligible for Medicaid reimbursement to the extent private-pay residents are not available, and should provide alternative sources of income for residents when their private funds are depleted and they become Medicaid eligible.

The terms of our existing revolving credit facility limit our investments outside of health care real estate to $20.0 million. There are no other formal restrictions imposed in our investment in any single type of property or joint venture; however, difficult capital market conditions in the health care industry have limited our access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, we reduced our investment activity in 2000 and 2001 and intend to continue to limit our investment activity in 2002. At December 31, 2001, we had no outstanding commitments to provide mortgage or sale/leaseback financing.

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

Prohibited Investments and Activities.    Our policies, which are subject to change by our Board of Directors without stockholder approval, impose certain prohibitions and restrictions on various of our investment practices or activities including prohibitions against:

•	acquiring any real property unless the consideration paid for such real property is based on the fair market value of the property;

•	investing in any junior mortgage loan unless by appraisal or other method, the Directors determine that

(a)
the capital invested in any such loan is adequately secured on the basis of the equity of the borrower in the property underlying such investment and the ability of the borrower to repay the mortgage loan; or

(b)	such loan is a financing device we enter into to establish the priority of our capital investment over the capital invested by others investing with us in a real estate project;

•	investing in commodities or commodity futures contracts (other than interest rate futures, when used solely for hedging purposes);

•	investing more than 1% of our total assets in contracts for sale of real estate unless such contracts are recordable in the chain of title;

•
holding equity investments in unimproved, non-income producing real property, except such properties as are currently undergoing development or are presently intended to be developed within one year, together with mortgage loans on such property (other than first mortgage development loans), aggregating to more than 10% of our assets.

Competition

In the healthcare industry, we compete for real property investments with health care providers, other health care related REITs, real estate partnerships, banks, insurance companies and other investors. Many of our competitors are significantly larger and have greater financial resources and lower cost of capital than we have available to us. Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital. Difficult capital market conditions for the health care industry have limited our access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, we reduced our investment activity in 2000 and 2001 and intend to continue to limit our investment activity in 2002.

The operators of our health care properties compete on a local, regional and, in some instances, national basis with other health care operators. The ability of our operators to compete successfully for patients at our facilities depends upon several factors, including the quality of care and services provided at the facilities, the operational reputation of the providers, physician referral patterns, physical appearances of the facilities, family preferences, financial condition of the operator and other competitive systems of health care delivery within the community, population and demographics.

Difficulties Experienced by Major Operators

The regulatory and reimbursement environments in which nursing homes operate have experienced significant adverse changes in recent years. Five publicly held operators of long-term care facilities and one publicly held operator of assisted living facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws in the past three years. See Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of Assisted Living Concepts, Inc. (“ALC”), Regent Assisted Living, Inc. (“Regent”) and Alterra Healthcare Corporation (“Alterra”). Also see “Governmental Regulation” below. Given the negative impact of these changes on the financial performance of operators of nursing homes and assisted living facilities, we continually evaluate our real estate and marketable debt securities investment portfolios. As a result of our analyses, we recorded a non-cash impairment charge and costs of foreclosure and lease terminations on certain properties and securities in our real estate and marketable debt securities investment portfolios totaling approximately $28.6 (of which $17.3 million relates to our direct real estate investment portfolio) and $14.8 million, (of which $13.6 million relates to our direct real estate investment portfolio) respectively in 2001 and 2000. See “Item 8. FINANCIAL STATEMENTS—Note 5. Impairment Charge”.

CLC Healthcare, Inc., formerly LTC Healthcare, Inc.

At LTC Healthcare Inc.’s annual meeting of stockholders held February 6, 2002, the stockholders approved a change in the name of LTC Healthcare, Inc. to CLC Healthcare, Inc. (“CLC”).

During 1998, we completed the spin-off of all CLC voting common stock through a taxable dividend distribution to the holders of our common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures. Upon completion of the distribution, CLC began operating as a separate public company. Beginning in September 1999, CLC began operating skilled nursing facilities owned or financed by us and from that date through the current date, assumed operations of additional facilities and closed certain facilities on our behalf. We previously financed or leased these facilities to operators who experienced financial difficulties to such extent that the operators were not able to comply with lease provisions or debt provisions underlying the properties. As such, CLC primarily assumed operations for these properties that were in need of assistance. As a result CLC took over operations of troubled facilities and was not able to pay, nor did we record as income, rent under its leases or interest on its line of credit with us in 2001.

Pursuant to an intercompany agreement entered into at the time CLC was formed, CLC has agreed not to engage in activities or make investments that involve real estate, unless it has first provided us with written notice of the material terms and conditions of such activities or investments, and we have determined not to pursue such activities or investments either by providing written notice to CLC rejecting the opportunity or by allowing a 10-day notice period to lapse. Pursuant to the intercompany agreement, we also agreed to notify each other of, and make available to each other, investment opportunities that either company develops or of which either company becomes aware but are unable or unwilling to pursue. The intercompany agreement has a term of 10 years but shall terminate earlier upon a change of control of our company.

As of December 31, 2001, 24 of our skilled nursing facilities, which represents approximately 9.8%, or $58.2 million (including impairments totaling $3.0 million on three facilities) of our direct real estate investment portfolio were leased to CLC. Rents under these leases totaled approximately $3.1 million, annually. These leases were cancelled and replaced with new leases in January 2002 as more fully discussed below. In addition, CLC operates one skilled nursing facility securing a mortgage loan payable to a REMIC pool originated by us.

Subsequent to December 31, 2001, we sold to an unrelated party, two properties in Illinois operated by CLC. CLC will continue to operate these facilities until the new owner obtains a license and regulatory approval. Additionally, subsequent to December 31, 2001, we agreed to sell a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $0.5 million note bearing no interest for one year and thereafter interest at 8% annually for two years. CLC has certain rights to extend the note at its maturity. LTC-Fort Tucum, now owned by CLC, has acquired two skilled nursing facilities in New Mexico, previously owned by an unrelated third party and operated by Integrated Health Services, Inc., in a deed-in-lieu of foreclosure transaction. These properties are financed with debt from a REMIC pool originated by us. CLC expects to begin operating the two facilities during the second quarter of 2002. Additionally, in January 2002, we acquired from an unrelated third party a skilled nursing facility in Texas operated by CLC through the assumption of a $1.4 million mortgage loan payable to a REMIC pool originated by us and a cash payment of $0.5 million.

As a result of the subsequent events, we lease 23 facilities to CLC under individual six-year leases that provide for total rents of $3.0; $4.0; $4.8; $5.4; $5.9 and $6.5 million respectively, in years 2002 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the lease, of CLC. Additionally, CLC owns and operates the two New Mexico facilities discussed above which are financed with mortgage loans payable to a REMIC pool originated by us.

On November 21, 2001, we entered into a Securities Purchase Agreement with CLC pursuant to which we purchased from CLC $8.5 million face value of 7.5% convertible subordinated debentures of Regent for $7.8 million. The purchase price represented our estimate of the fair market value of the debentures. We purchased these debentures to add them with other Regent debentures we had acquired and to use the total debentures as part of the consideration necessary to acquire two assisted living facilities from Regent. The purchase price of $7.8 million was applied to reduce the total indebtedness owed by CLC to us. See Item 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources.

On December 17, 2001, our company entered into an Assignment and Assumption Agreement (“Agreement”) with Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, to sell to Holdings the right to receive common stock of ALC to be distributed pursuant to the First Amended Joint Plan of Reorganization of Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc. (“Plan”). The Plan was subsequently confirmed at a hearing on December 5, 2001.

On December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7.0 million in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share). The price of the shares was determined by reference to Exhibit G, Volume II of II of ALC’s First Amended Joint Plan of Reorganization. This Exhibit G reported that the projected stockholders’ equity of ALC upon emergence from bankruptcy to be $32.8 million and to be $37.1 million on December 31, 2002. ALC issued 6.5 million shares of new common stock at emergence which results in a calculated valuation of $5.05 and $5.71 per share value as of January 1, 2002 and December 31, 2002, respectively. The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7.0 million payable in cash annually. The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC.

Prior to ALC’s emergence from bankruptcy, Holdings owned $5.7 million face value of ALC’s 5.625% convertible subordinated debentures and 30,847 shares of ALC’s common stock. As a result of the Plan,

Holdings received $1.4 million of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $0.5 million of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock. Additionally, Holdings received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to emergence. All of these securities are additional collateral for the $7.0 million note but have not been given value on our balance sheet. At December 31, 2001, the fair market value of these additional securities was approximately $2.1 million. At December 31, 2001, we recorded the Note at a value of approximately $3.1 million which represented only the then fair market value of the 1,238,076 shares acquired by Holdings pursuant to the Agreement.

On December 20, 2001, we entered into an agreement to acquire from CLC six skilled nursing facilities and four assisted living facilities. The total purchase price was approximately $45.8 million subject to mortgage debt assumed of approximately $33.0 million and minority interest of approximately $3.5 million. Of the mortgage debt assumed, $16.4 million was payable to REMIC pools originated by us and $16.6 million of mortgage debt was payable to an unrelated third party. Our company and CLC relied on current appraisals of the properties in establishing the purchase/sale price. The $9.3 million net proceeds from this transaction were used by CLC to reduce their total indebtedness to us.

Additionally, in December 2001, we agreed to forgive approximately $4.4 million in amounts owed by CLC to our company, which we had not recognized as income. This forgiveness was granted to compensate CLC for assuming operations and absorbing losses on certain facilities that our company and CLC agreed should be, and subsequently were, closed. This and the other transactions mentioned above reduced CLC’s indebtedness to us under the line of credit to $5.3 million at December 31, 2001.

Cumulatively, the above transactions reduced CLC’s indebtedness to us by approximately $21.5 million and will (not including recording interest income on the $7.0 million note) increase our rental income by approximately $5.6 million and net cash flow after debt service payments by approximately $1.3 million in 2002.

All of the aforementioned transactions between our company and CLC were approved by the respective disinterested and/or independent members of the Board of Directors of each company. All interested and/or non-independent Board members abstained from any such vote.

In February 2002, the independent members of CLC’s Board of Directors approved, in principle, an Administrative Services Agreement between CLC and our company. This agreement would terminate on June 30, 2007 and provide that during its term, we will provide office space and certain management and administrative services to CLC for a fee of approximately $1.0 million per year beginning as of July 1, 2002. Currently, several of our Directors and Officers also serve as Directors and/or Officers of CLC.

In April 2001, our company’s Board of Directors approved an indemnification agreement covering four of our company’s officers who also serve as officers of CLC and one current CLC outside director.

We have provided CLC with a $20.0 million secured line of credit that bears interest at 10% and matures April 1, 2008. As of December 31, 2001, $5.3 million was outstanding under the line of credit. This agreement also contains a provision for acceleration should there be a change of control, as defined in the agreement, of CLC. Under the terms of our Senior Secured Revolving Line of Credit, we are permitted to loan CLC up to $25.0 million. We have not increased the $20.0 million secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board.

While we believe that CLC has significantly improved the operations of the nursing facilities it operates, we will continue to record amounts due from CLC based on our evaluation of collectibility during 2002.

Employees

We currently employ 19 people.

Governmental Regulation

General.    The operators of our skilled nursing facilities derive a substantial portion of their revenue from third party payors, including the Medicare and Medicaid programs. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly and certain disabled persons. The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals, and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion which may affect payments made to providers under these programs. The amounts of program payments received by our operators can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries and other payment agents acting on behalf of the programs.

Cost Based Reimbursement.    The Medicare program historically utilized a cost-based retrospective reimbursement system for skilled nursing facilities. These facilities were reimbursed for reasonable direct and indirect allowable costs incurred in providing “routine services” (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. Pursuant to the Balanced Budget Act of 1997 (the “Balanced Budget Act”) discussed below, Medicare phased in a prospective payment system (“PPS”) for skilled nursing facilities starting with cost reporting periods beginning on or after July 1, 1998.

Balanced Budget Act—Medicare.    The Balanced Budget Act made numerous changes to the Medicare and Medicaid programs that affect operators of our health care properties. With respect to the Medicare program, the law required the Secretary of the Department of Health and Human Services (“HHS”) to establish a PPS system for Medicare Part A skilled nursing facility services, under which facilities are paid a federal per diem rate for virtually all covered services. Payment is determined by resource utilization groups (“RUGs”). The PPS system was phased in over three cost reporting periods, and started with cost reporting periods beginning on or after July 1, 1998. All facilities were paid at the full federal rate beginning October 1, 2001, fiscal year 2002, Subsequent legislation (see discussion below on the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act of 2000) increased the per diem rate for certain higher-acuity patients. The Balanced Budget Act also instituted a consolidated billing requirement for skilled nursing facilities, under which such facilities must submit Medicare claims to the fiscal intermediary for all the Part A and Part B services that its residents receive, except for certain specifically excluded services (although this requirement subsequently was narrowed, as discussed below). Moreover, the law established: (1) a $1,500 per beneficiary annual cap for all outpatient physical therapy services and speech language pathology services; and (2) a $1,500 per beneficiary annual cap for all outpatient occupational therapy services.

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

Balanced Budget Refinement Act—Medicare.    The Balanced Budget Refinement Act, enacted in November 1999, sought to mitigate some of the reductions in reimbursement to skilled nursing facilities under the Balanced Budget Act. The law temporarily increased the PPS per diem rates by 20% for 15 patient acuity categories. The increased payments began on April 1, 2000, and will end when the Centers for Medicare &

Medicaid Services (“CMS”), formerly the Health Care Financing Administration (“HCFA”), implements a refined RUG system that better accounts for medically-complex patients. The law also provided for a four percent increase in the federal per diem payment rates for all patient acuity categories for federal fiscal years 2001 and 2002. This increase is calculated exclusive of the 20% rate increase for the 15 acuity categories subject to direct adjustments. The 20% rate increase for medical complexity will not be built into the base payment rates, however, and therefore future updates to the federal payment rates will be calculated from the initial base rate. In addition to the per diem rate increases for certain patient categories, the Balanced Budget Refinement Act temporarily suspended for years 2000 and 2001 the reimbursement caps on Part B therapy services imposed by the Balanced Budget Act. The law also excluded certain additional items and services from the Part A skilled nursing facility consolidated billing requirement.

Benefits Improvement and Protection Act—Medicare.    The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, enacted in December 2000, included provisions designed to further mitigate the effects of reimbursement cuts contained in the Balanced Budget Act. Among other things, the Benefits Improvement and Protection Act eliminated the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001. This increase will not be included when determining payment rates for the subsequent period. In fiscal years 2002 and 2003, payment updates will equal the market basket index increase minus 0.5 percentage point. Temporary increases in the federal per diem rates under the Balanced Budget Refinement Act will be in addition to these payment increases. The Benefits Improvement and Protection Act also increased payment for the nursing component of each RUG by 16.66% for services furnished after April 1, 2001 and before October 1, 2002. Moreover, the Benefits Improvement and Protection Act further refined the consolidated billing requirements. The law now limits consolidated billing requirements to items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and therapy services covered under Part B. In other words, for residents not covered under a Part A stay, facilities may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. The Benefits Improvement and Protection Act also modified the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with “ultra high” and “high” rehabilitation therapy needs are appropriate in relation to payments for residents needing “medium” or “low” levels of therapy. Effective for services furnished on or after April 1, 2002 and before implementation of the refined RUG system (discussed above), the law increased by 6.7% the federal per diem payments for 14 rehabilitation categories. The 20% additional payment under the Balanced Budget Refinement Act for the three rehabilitation categories was removed to make this provision budget neutral. The Benefits Improvement and Protection Act also permits the Secretary of HHS to establish a process for geographic reclassification of skilled nursing facilities based upon the method used for inpatient hospitals. In addition, the law extends the moratorium on the physical therapy and occupational therapy payment caps for one year, through 2002.

Balanced Budget Act—Medicaid.    The Balanced Budget Act also repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes. Since repeal, many states have sought to lower their nursing facility payment rates, and several have succeeded. It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on operators. There can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the operators, and thus, us. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs. We are not able to predict whether any states’ waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee- for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to operators. Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on the operators’ liquidity, financial condition and results of operations, which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid “upper payment limit” requirements and additional restrictions were issued January 18, 2002. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

Future Legislative Changes.    We expect Congress to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures. Certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenues associated with this occurrence could have a material adverse effect on our operators, and on us. While we are hopeful that Congress will act in a timely fashion, no assurances can be given as to whether Congress will take action, the timing of any action, or the form of any relief enacted. In addition, in January 2002, the Medicare Payment Advisory Commission (“MedPAC”), an independent federal body established to advise Congress on issues affecting the Medicare program, met to discuss draft recommendations that will be included in MedPAC’s March 2002 report to Congress. In this meeting, MedPAC recommended that Congress provide no payment update to free-standing skilled nursing facilities, and to provide a market basket update plus a 10% increase in payments to hospital-based facilities. MedPAC did recommend, however, that the 6.7% increase in the federal per diem payments for 14 rehabilitation categories and the 20% additional payment under the Balanced Budget Refinement Act for three rehabilitation categories, be incorporated into the base rate. While the MedPAC recommendations are not binding on Congress, they may affect whether a legislation action to extend the reimbursement provisions is successful.

Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program reimbursement to health care facilities. We cannot predict at this time whether any additional measures will be adopted or if adopted and implemented, what effect such proposals would have on operators of our health care properties. There can be no assurance that payments under state and federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs of patients eligible for reimbursement pursuant to the programs.

Certain states are currently evaluating various proposals to restructure health care delivery within their respective jurisdictions. It is uncertain at this time what legislation of this type will ultimately be enacted and implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. We anticipate that state legislatures will continue to review and assess various health care reform proposals and alternative health care systems and payment methodologies. We are unable to predict the ultimate impact of any future state restructuring of the health care delivery system, but such changes could have a material adverse effect on the operators’ liquidity, financial condition and results of operations, which in turn could affect adversely their ability to comply with the terms of the leases or loans, including making rental payments or mortgage payments to us.

Licensure.    Our health care properties are subject to extensive state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, and services provided within the facilities. The nursing facilities of our operators are subject to regulation and licensing by state and local health and social services agencies and other regulatory authorities. In order to maintain their operating licenses, health care facilities must comply with standards concerning medical care, equipment and hygiene. Although regulatory requirements vary from state to state, these requirements generally address among other things: personnel education and training; staffing levels; patient records; facility services; quality of care provided; physical residence specifications; food and housekeeping services; and residents’ rights and responsibilities. These facilities are subject to periodic survey and inspection by governmental authorities. Our facilities are also subject to various state and local building codes and other ordinances, including zoning and safety codes.

Certificate of Need.    Certificate of Need (“CON”) statutes and regulations control the development and expansion of health care services and facilities in certain states. The CON process is intended to promote quality health care and to avoid the unnecessary duplication of services, equipment and facilities. CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Additionally, several states have instituted moratoria on new CONs or the approval of new beds. CONs or other similar approvals may be required in connection with our future acquisitions and/or expansions. There can be no assurance that our operators or we will be able to obtain the CONs or other approvals necessary for any or all such projects.

Survey and Certification.    Long-term care facilities must comply with certain requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 obligate facilities to demonstrate compliance with requirements relating to resident rights, resident assessment, quality of care, quality of life, physician services, nursing services, pharmacy services, dietary services, rehabilitation services, infection control, physical environment and administration. Regulations governing survey, certification, and enforcement procedures to be used by state and federal survey agencies to determine facilities’ level of compliance with the participation requirements for Medicare and Medicaid were adopted by HCFA effective July 1, 1995. These regulations require that surveys focus on resident outcomes. They also state that all deviations from participation requirements will be considered deficiencies, but a facility may have certain minor deficiencies and be in substantial compliance with the regulations. The regulations identify various remedies that may be imposed against facilities and specify the categories of deficiencies for which they will be applied. These remedies include, but are not limited to: civil money penalties of up to $10,000 per day or “per instance”; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with applicable requirements for participation may also result in termination of the provider’s Medicare and Medicaid provider agreements. Termination of an operator’s Medicare or Medicaid provider agreement could have a material adverse effect on the operator’s liquidity, financial condition and results of operations, which, in turn, could affect adversely its ability to make rental payments or mortgage payments to us.

The Clinton administration implemented several initiatives designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program. These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and the creation of a Medicare financial management team made up of 100 “fraud fighters” to be located in the offices of every Medicare contractor nationwide. More recently, in November 2001, the Bush Administration announced that CMS will begin a 5 state demonstration project to collect and publish nursing home quality information. The program eventually will be expanded nationwide.

Referral Restrictions and Fraud and Abuse.    The Medicare and Medicaid anti-kickback statute, 42 U.S.C. § 1320a-7b(b), prohibits the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state health care program. In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state health care programs. The statute and the so-called safe harbor regulations establish numerous exceptions by defining conduct, which are not subject to prosecution or other enforcement remedies. Violation of the anti-kickback statute could result in criminal conviction, as well as civil money penalties and exclusions.

The Ethics in Patient Referrals Act (“Stark I”), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician’s immediate family) has a “financial relationship,” through ownership or compensation, with the laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions commonly known as “Stark II” (“Stark II”) expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a “financial relationship” for the furnishing of certain items set forth in a list of “designated health services,” including physical therapy, occupational therapy, home health services, and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted. On January 4, 2001, HCFA released the first part of the long-awaited Stark II final rule. This final rule is divided into two phases. Phase I focuses on the provisions related to prohibited referrals, the general exception to ownership and compensation arrangement prohibitions and the related definitions. Most of Phase I of the rulemaking became effective January 4, 2002, one year after the date of its publication in the Federal Register. Phase II of the final rule has not yet been released. Phase II will cover the remaining portions of the statute, including those pertaining to Medicaid. Phase I of the final rule eases certain of the restrictions in the proposed rule, including the criteria for qualifying as a group practice. The final rule also, among other things: conforms the supervision requirements to HCFA coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates new exceptions for indirect compensation arrangements and compensation of faculties in academic medical centers.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare and Medicaid, for false claims, improper billing and other offenses.

We are unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on operators of our health care properties. We endeavor to structure our arrangements with our facilities’ operators and others to comply with applicable regulatory requirements, but there can be no assurance that statutory or regulatory changes, or subsequent administrative rulings or interpretations, will not require us to modify or restructure certain arrangements, or that we will not be required to expend significant amounts to maintain compliance.

Health Information Practices.    The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Among the standards that HHS will adopt pursuant to the Health Insurance Portability and Accountability Act are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law could initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our operators’ compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information have been proposed but have not yet been issued in final form.

HHS finalized the new transaction standards on August 17, 2000, and covered entities, such as our operators, will be required to comply with them by October 16, 2002. Congress passed legislation in December 2001 that delays for one year (October 16, 2003) the compliance date, but only for entities that submit a compliance plan to HHS by the original implementation deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The Bush Administration and Congress are taking a careful look at the existing regulations, but it is uncertain whether there will be additional changes to the privacy standards or their compliance date. With respect to the security regulation, once they are issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

We believe the operators of our health care properties are aware of and should be evaluating the effect of HIPAA. We believe our operators cannot at this time estimate the cost of such compliance, nor estimate the cost of compliance with standards that have not yet been finalized. The new and proposed health information standards are likely to have a significant effect on the manner in which the operators of our health care properties handle health data and communicate with payors. However, based on our current knowledge, we cannot currently estimate the cost of compliance or if there will be a material adverse effect on our business, financial condition or results of operations as a result of our operators experiencing increased costs for compliance.

Compliance Program.    On March 16, 2000, the Office of Inspector General of HHS (“OIG”) issued guidance to help nursing facilities design effective voluntary compliance programs to prevent fraud, waste, and abuse in health care programs, including Medicare and Medicaid. The guidance, Compliance Program Guidance for Nursing Facilities, was published as a notice in the Federal Register.

Taxation of Our Company

General.    We believe that we have been organized and have operated in such a manner as to qualify for taxation as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 1992, and we intend to continue to operate in such a manner. No assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Internal Revenue Code provisions, rules and regulations, and administrative and judicial interpretations.

If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes as long as we distribute all of our taxable income as dividends. This treatment substantially eliminates the “double taxation” (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will continue to be subject to federal income tax under certain circumstances.

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

Income Tests.    There presently are two gross income requirements that we must satisfy to qualify as a REIT:

•
First, at least 75% of our gross income (excluding gross income from “prohibited transactions,” as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property, including rents from real property, or from certain types of temporary investment income.

•
Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test or from dividends, interest and gain from the sale or other disposition of stock or securities.

Cancellation of indebtedness income generated by us is not taken into account in applying the 75% and 95% income tests discussed above. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business. Any gain realized from a prohibited transaction is subject to a 100% penalty tax.

Asset Tests.    We, at the close of each quarter of our taxable year, must also satisfy four tests relating to the nature of our assets.

•
First, at least 75% of the value of our total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) public debt offering of our company), cash, cash items and government securities.

•	Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class.

•
Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of any one issuer’s outstanding voting securities.

•
Fourth, the Tax Relief Extension Act of 1999 (“99 Act”), provides that, subject to certain exceptions, for taxable years commencing after December 31, 2000, we may not own more than 10% of the total value of the securities of any corporation. See the 99 Act description contained at page 17.

•	Fifth, the “99 Act” also provides that not more than 20% of our value may be represented by securities of one or more taxable REIT subsidiaries.

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

If any partnership or qualified real estate investment trust subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership or qualified real estate investment trust subsidiary) for federal income tax purposes, we would likely fail to satisfy the REIT asset test prohibiting a REIT from owning greater than 10% of the voting power of the stock or value of securities of any issuer, as described above, and would therefore fail to qualify as a REIT. We believe that each of the partnerships and subsidiaries in which we own an interest will be treated for tax purposes as a partnership or qualified real estate investment trust subsidiary, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

REMIC.    A regular or residual interest in a REMIC will be treated as a real estate asset for purposes of the REIT asset tests, and income derived with respect to such interest will be treated as interest on an obligation secured by a mortgage on real property, assuming that at least 95% of the assets of the REMIC are real estate assets. If less than 95% of the assets of the REMIC are real estate assets, only a proportionate share of the assets of and income derived from the REMIC will be treated as qualifying under the REIT asset and income tests. All of our REMIC Certificates are secured by real estate assets, therefore we believe that our REMIC interests fully qualify for purposes of the REIT income and asset tests.

Annual Distribution Requirements.    In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders annually in an amount at least equal to:

(1)	the sum of:

(A)   90% (95% for taxable years ending prior to January 1, 2001) of our “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and our net capital gain); and (B)   90% (95% for taxable years ending prior to January 1, 2001) of the net income, if any (after tax), from foreclosure property; minus

(2)	the excess of certain items of non-cash income over 5% of our real estate investment trust taxable income.

These annual distributions must be paid in the taxable year to which they relate. Alternatively, they must be declared and payable to stockholders of record in either October, November, or December and paid during January of the following year. In addition, if we elect, the dividends may be declared before the due date of the tax return (including extensions) and paid on or before the first regular dividend payment date after such declaration, and we must specify the dollar amount in our tax returns.

Amounts distributed must not be preferential; that is, every stockholder of the class of stock with respect to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class.

To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% (95% for taxable years ending prior to January 1, 2001), but less than 100%, of our “real estate investment trust taxable income,” as adjusted, it will be subject to tax on such amounts at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

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

1)
Investment limitations and taxable REIT subsidiaries.    The 99 Act modifies the REIT asset test by adding a requirement that except for (I) “Safe Harbor Debt” and (II) the ownership of stock in “taxable REIT subsidiaries”, a REIT can not own more than 10 % of the total value of the securities of any corporation (“10% Rule”). The 10% Rule becomes effective for taxable years commencing after December 31, 2000. “Safe Harbor debt” is non-contingent, non-convertible debt (“straight-debt”) which satisfies one of the following three requirements: (a) the straight-debt is issued by an individual, or (b) all of the securities of the issuer owned by the REIT is “straight debt” or (c) the issuer is a partnership in which the REIT owns at least 20 % of its profits.

For	a corporation to qualify as a taxable REIT subsidiary the following requirements must be satisfied.

(1)	The REIT must own stock in the subsidiary corporation.

(2)	Both the REIT and the subsidiary corporation must join in an election that the subsidiary corporation be treated as a “taxable REIT subsidiary” of the REIT.

(3)	The subsidiary corporation can not directly or indirectly operate or manage a health care facility.

(4)	The subsidiary corporation generally cannot provide to any person rights to any brand name under which hotels or health care facilities are operated.

A taxable REIT subsidiary can provide a limited amount of services to tenants of REIT property (even if such services were not considered customarily furnished in connection with the rental of real property) and can manage or operate properties, generally for third parties, without causing the rents received by the REIT from such parties not to be treated as rent from real properties. The rule that rents paid to a REIT do not qualify as rental from real property if the REIT owns more than 10% of the corporation paying the rent is modified by excepting rents paid by taxable REIT subsidiaries provided that 90% of the space is leased to third parties at comparable rents for comparable space.

Interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in Section 163(j) of the Code and therefore the taxable REIT subsidiary cannot deduct interest in any year that would exceed 50% of the subsidiary’s adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm’s length, an excise tax of 100% is imposed on the portion that is determined to be excessive. However, rent received by a REIT shall not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is redetermined for purposes of the excise tax.

The Act permits a REIT to own up to 100% of the stock of a “taxable REIT subsidiary”. However, the value of all of the securities of taxable REIT subsidiaries owned by the REIT cannot exceed 20% of the value of the REIT’s assets.

The 10% Rule generally will not apply to securities owned by a REIT on July 12, 1999 (“Transition Rule”). However, the Transition Rule would cease to apply to securities of a corporation if, after July 12, 1999, the REIT acquires additional securities of such corporation or if such corporation engages in a substantial new line of business, or acquires any substantial assets, other than in a reorganization or in a transaction qualifying under Section 1031 or 1033 of the Code.

2)    Ownership of health care facilities.    The 99 Act permits a REIT to own and operate a health care facility for at least two years, and treat it as permitted “foreclosure” property, if the facility is acquired by the termination or expiration of a lease of the property.

3)    REIT distribution requirements.    The 99 Act reduces the requirement that a REIT must distribute at least 95% of its income as deductible dividends to 90% of its income.

4)    Rents from personal property.    A REIT may treat rent from personal property as rent from real property so long as the rent from personal property does not exceed 15% of the total rent from both real and personal property for the taxable year. The Act provides that this determination will be made by comparing the fair market value of the personal property to the fair market value of the real and personal property.

State and local taxation.    We may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or reside. The state and local tax treatment of our company may not conform to the federal income tax consequences discussed above.

Item 2.    PROPERTIES

Investment Portfolio

At December 31, 2001, our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 112 skilled nursing facilities with 12,955 beds, 97 assisted living facilities with 4,591 units and one school in 30 states. We had approximately $496.1 million (before accumulated depreciation of $58.6 million) invested in facilities we own and lease to operators, approximately $94.9 million invested in mortgage loans (before allowance for doubtful accounts of $1.3 million), and investments in REMIC Certificates with a carrying value of approximately $73.2 million ($74.3 million at amortized cost, prior to any adjustment of available-for-sale certificates to fair market value).

Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as provide sub-acute care services which are paid either by the patient, the patient’s family, or through federal Medicare or state Medicaid programs. Assisted living facilities serve elderly persons who require assistance with activities of daily living, but do not require the constant supervision skilled nursing facilities provide. Services are usually available 24-hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

The school in our real estate investment portfolio is a charter school. Charter schools provide an alternative to the traditional public school. Charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Laws vary by state, but generally charters are granted by state boards of education either directly or in conjunction with local school districts or public universities. Operators are granted charters to establish and operate schools based on the goals and objectives set forth in the charter. Upon receipt of a charter, schools receive an annuity from the state for each student enrolled.

Owned Properties.    At December 31, 2001, we owned 71 skilled nursing facilities with a total of 8,431 beds, 89 assisted living facilities with a total of 4,222 units and one school in 24 states, representing a gross investment of approximately $496.1 million. The properties are leased pursuant to non-cancelable leases generally with an initial term of 6 to 20 years. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of our leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility. Many of the leases contain renewal options and one contains a limited period option that permits the operator to purchase the facility.

The following table sets forth certain information regarding our owned properties as of December 31, 2001 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds /Units(1)	Encumbrances(2)		Lease Term(3)	Current Investment		Current Annual Rent Payments
Alabama	8	1		912	$13,961		138	$29,288		$4,225
Arizona	5	3		1,282	20,600		76	48,355		4,652
California	1	4		476	17,926		127	40,057		3,211
Colorado	1	6		325	6,803		105	20,383		2,193
Florida	5	6		1,205	2,303		63	38,143		4,023
Georgia	6	1		654	8,809		19	13,605		1,166
Idaho		4		148			90	9,756		1,039
Illinois	3			308	2,508		33	8,871		998
Indiana		2		78			102	5,070		516
Iowa	7	1		645	9,084		29	16,059		882
Kansas	5	4		494	9,645		56	16,215		1,372
Nebraska		4		156			91	9,332		1,019
New Jersey		1	1	39			141	12,195		1,305
New Mexico	4	1		507	13,028		153	29,632		2,180
N. Carolina		5		210			84	13,096		1,411
Ohio		11		487	22,011		140	44,718		4,627
Oklahoma		6		221	4,595		68	12,315		1,252
Oregon	1	4		324	4,076		80	17,454		1,889
Pennsylvania		1		69	5,878		196	8,327		815
South Carolina		3		128			84	7,610		835
Tennessee	3			201			10	3,852		440
Texas	17	13		2,844	27,209		57	57,588		5,613
Virginia	3			443			16	9,244		341
Washington	2	8		497	9,790		134	24,959		2,680

TOTAL	71	89	1	12,653	$178,226	(4)		$496,124	(5)	$48,684

(1)	Number of beds/units applies to skilled nursing facilities and assisted living residences only.
(2)
In addition to these encumbrances, 12 skilled nursing facilities with 1,380 beds and 55 assisted living facilities with 2,477 units with a gross investment value of $189,417 are pledged as collateral for our Senior Secured Revolving Line of Credit.

(3)	Weighted average remaining months in lease term.
(4)
Consists of: i) $162,232 of non-recourse mortgages payable by our company secured by 42 skilled nursing facilities containing a total of 5,013 beds, 18 assisted living facilities with 961 units, ii) $7,265 of tax-exempt bonds secured by five assisted living facilities in Washington with 188 units, iii) $4,653 of non-recourse capital lease obligations on four assisted living facilities in Kansas with 134 units, and iv) $4,076 of multi-unit housing non-recourse tax-exempt revenue bonds on one assisted living facility in Oregon with 112 units. As of December 31, 2001 our company’s gross investment in properties encumbered by mortgage loans, bonds and capital leases was $248,338.

(5)	Of the total, $202,946 relates to investments in skilled nursing facilities, $283,908 relates to investments in assisted living facilities and $9,270 relates to an investment in a school.

Mortgage Loans.    At December 31, 2001, we had 44 mortgage loans secured by first mortgages on 41 skilled nursing facilities with a total of 4,524 beds and eight assisted living residences with 369 units located in 21 states. At December 31, 2001, the mortgage loans had a weighted average interest rate of 11.23%, generally have 25-year amortization schedules, have balloon payments due from 2002 to 2018 and provide for certain facility fees. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table sets forth certain information regarding our mortgage loans as of December 31, 2001 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Beds /Units	Interest Rate %	Average Months to Maturity	Face Amount of Mortgage Loans	Current Amount of Mortgage Loans		Current Annual Debt Service(1)
Alabama	1		40	10.38	199	$500	$472		$60
Arizona	1		144	12.20	35	2,400	2,257		310
Arkansas	2		274	10.63–10.83	112	3,400	3,007		412
California	6		886	10.15–13.70	130	12,771	11,863		1,595
Colorado	3		263	11.75–13.42	50	6,600	6,304		834
Florida	5	1	582	10.25–13.50	68	16,690	14,185		1,387
Georgia	1		63	11.55	62	1,200	1,154		147
Illinois	1		120	9.96	76	1,950	1,879		212
Iowa	1	1	143	11.44–12.25	72	4,400	4,290		538
Missouri	1		90	9.26	198	1,500	1,390		165
Montana		1	34	11.67	142	2,346	2,311		282
Nebraska		4	163	10.53–11.44	82	10,911	10,688		1,277
Nevada	1		100	11.00	104	1,200	1,043		148
N. Carolina	1		101	12.50	3	2,100	1,973		290
Ohio	1		150	10.69	52	5,200	4,907		601
Oklahoma	1		161	11.53	115	1,300	1,170		166
S. Carolina	5		509	13.05	14	11,250	10,741		1,471
S. Dakota		1	34	11.44	88	2,346	2,316		273
Texas	5		611	10.65–13.38	129	7,095	6,677		918
Washington	4		310	11.70–12.25	106	4,500	4,203		580
Wisconsin	1		115	11.00	183	2,200	2,031		273

TOTAL	41	8	4,893			$101,859	$94,861	(2)	$11,939

(1)	Includes principal and interest payments.
(2)
Of the total current principal balance, $74,025 and $20,836 relate to investments in skilled nursing facilities and assisted living facilities, respectively. All mortgage loans are pledged as collateral for our Senior Secured Revolving Line of Credit.

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

REMIC Certificates.    During the quarter ended September 30, 2001, our company sold certain REMIC Certificates with a net book value of approximately $19.0 million. The sale resulted in net proceeds of approximately $17.9 million and a realized loss of approximately $1.1 million. At December 31, 2001, we had investments in REMIC Certificates with a carrying value of $73.2 million ($74.3 million, at amortized cost, prior to any adjustment of available-for-sale certificates to fair market value).

These certificates are pledged as collateral for our Senior Secured Revolving Line of Credit. The REMIC Certificates we retain are subordinate in rank and right of payment to the REMIC Certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The REMIC Certificates are collateralized by four pools consisting of 115 first mortgage loans secured by 168 skilled nursing facilities with a total of 19,227 beds in 23 states. Each mortgage loan, all of which we originated, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property. The $334.4 million current principal amount of mortgage loans represented by the REMIC Certificates have a weighted average interest rate of approximately 11.18%, and scheduled maturities ranging from 2002 to 2028.

The following table sets forth certain information regarding the mortgage loans securing the REMIC Certificates as of December 31, 2001 (dollar amounts in thousands):

Location	Number of Facilities	Number of Beds	Original Principal Amount of Remaining Mortgage Loans	Current Principal Amount of Remaining Mortgage Loans(1)	Current Annual Debt Service
Alabama	9	1,189	$22,526	$21,151	$2,793
Arizona	5	955	26,018	24,233	2,903
California	22	2,433	46,645	34,577	5,118
Colorado	1	177	2,000	1,904	240
Connecticut	1	150	2,276	2,142	281
Florida	7	945	32,310	28,779	3,600
Georgia	12	1,318	27,272	25,640	3,387
Illinois	3	282	5,126	4,885	624
Iowa	11	810	16,731	16,273	1,922
Louisiana	1	127	1,600	1,471	204
Michigan	1	236	3,000	2,652	382
Mississippi	3	400	14,050	10,314	1,203
Missouri	6	645	10,989	10,367	1,330
Montana	6	547	15,508	14,699	1,816
Nebraska	6	573	10,014	9,382	1,228
New Mexico	8	673	20,833	19,183	2,212
N. Carolina	1	168	2,950	2,794	414
Ohio	2	150	4,100	3,381	485
Oklahoma	1	112	1,300	1,125	172
S. Dakota	1	50	585	551	67
Tennessee	6	550	16,827	15,989	2,086
Texas	51	6,448	86,241	78,575	10,263
Washington	4	289	4,583	4,328	555

TOTAL	168	19,227	$373,484	$334,395	$43,285

(1)
Included in the balances of the mortgages underlying the REMIC Certificates are $91,824 of non-recourse mortgages payable by our subsidiaries. We originated these mortgages which were subsequently transferred to the REMIC. The properties and the mortgage debt are reflected in our balance sheet.

The mortgage loans underlying the REMIC Certificates generally have 25-year amortization schedules with final maturities due from 2002 to 2028, unless prepaid prior thereto. Contractual principal and interest distributions with respect to the $74.3 million amortized cost basis of REMIC Certificates (excluding unrealized losses on changes in estimated fair value of $1.1 million) we retained are subordinated to distributions of interest and principal with respect to the $270.6 million of REMIC Certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur nor are any maturities extended as a result of the inability of the borrow to refinance, scheduled principal distributions on the REMIC

Certificates we retained will commence in August 2003 with final distributions in April 2028. Distributions on any of the REMIC Certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC Certificates, including the exercise of certain purchase options under existing facility leases or the sale of the mortgaged properties. Each of the mortgage loans securing the REMIC Certificates contains similar prepayment and security provisions as our mortgage loans.

As part of the REMIC transactions discussed above, we serve as the sub-servicer and, in such capacity, are responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the REMIC Certificates. We receive monthly fees equal to a fixed percentage of the then outstanding mortgage loan balance in the REMIC, which in our opinion represent currently prevailing terms for similar transactions. In addition, we will act as the special servicer to restructure any mortgage loans in the REMIC that default.

At December 31, 2001, the REMIC Certificates we held had an effective interest rate of approximately 18.05% based on the expected future cash flows with no unscheduled prepayments.

Item 3.    LEGAL PROCEEDINGS

From time to time, we are a party to various claims and lawsuits arising in the ordinary course of business, which in our opinion are not singularly or in the aggregate material to our results of operations or financial condition. The various claims and lawsuits may include matters involving general or professional liability which is the responsibility of our lessees and borrowers pursuant to insurance and indemnification provisions in the leases or loans. (See “Item 8. FINANCIAL STATEMENTS—Note 13. Contingencies”.)

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Our common stock is listed on the New York Stock Exchange. Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE.

	2001		2000
	High	Low	High	Low
First Quarter	$4.875	$3.500	$9.375	$5.1875
Second Quarter	$5.150	$3.600	$7.750	$4.0000
Third Quarter	$5.390	$4.300	$6.375	$2.9375
Fourth Quarter	$6.740	$5.000	$4.500	$3.0625

(b)    As of December 31, 2001 we had approximately 628 stockholders of record of our common stock.

(c)    We declared total cash distributions on common stock as set forth below:

	2001	2000
First Quarter	$.00	$.29
Second Quarter	.00	.29
Third Quarter	.00	.29
Fourth Quarter	.00	.00

	$0.00	$0.87

In January 2002, we declared a $0.10 per common share dividend payable on March 29, 2002 to stockholders of record on March 22, 2002. We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. Provisions of our Senior Secured Revolving Line of Credit Agreement limit common and preferred cash dividends to no more than 110% of consolidated taxable income. All distributions will be made subject to approval of the Board of Directors and will depend on the earnings of our company, its financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% (95% for years ending prior to January 1, 2001) of our “REIT taxable income.”

Item 6.    SELECTED FINANCIAL INFORMATION

The following table of selected financial information should be read in conjunction with our company’s financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2001	2002	1999	1998	1997
	(In thousands, except per share amounts)
Operating Information:
Revenues	$70,112	$87,130	$87,662	$89,391	$73,434
Expenses:
Interest expense	21,910	27,426	21,836	22,267	23,795
Depreciation and amortization	13,866	15,259	13,483	12,561	9,132
Amortization of founders’ stock	—	—	—	—	31
Provision for loan losses	—	—	—	600	—
Minority interest	973	982	1,018	1,415	1,205
Impairment charge	28,584	14,822	14,939	—	1,866
Operating and other expenses	9,247	5,994	5,863	5,084	4,393

Total expenses	74,580	64,483	57,139	41,927	40,422

Other (loss) income	—	—	1,304	(6,797)	(48)
Gain on sale of real estate and other assets, net	1,560	8,990	—	9,926	2,799

Net (loss) income	(2,908)	31,637	31,827	50,593	35,763
Preferred dividends	(15,077)	(15,087)	(15,087)	(12,896)	(6,075)

Net (loss) income available to common stockholders	$(17,985)	$16,550	$16,740	$37,697	$29,688

Per share Information:
Basic net (loss) income	$(0.75)	$0.63	$0.61	$1.390	$1.260

Diluted net (loss) income	$(0.75)	$0.63	$0.61	$1.390	$1.250

Common Stock Distributions declared	$0.00	$0.87	$1.56	$1.535	$1.435

Balance Sheet Information:
Real estate investments, net	$604,306	$622,428	$683,736	$663,996	$640,733
Total assets	648,568	676,585	721,811	689,814	656,664
Total debt	284,634	262,560	292,274	229,695	249,724
Total liabilities	294,785	272,546	303,300	237,900	259,378
Minority interest	13,404	9,912	9,894	10,514	11,159
Total stockholders’ equity	340,379	394,127	408,617	441,400	386,127
Other Information:
Cash flows provided by operating activities	$43,852	$45,307	$60,785	$61,885	$43,230
Cash flows provided by (used in) investing activities	46,772	45,697	(48,156)	(51,529)	(150,800)
Cash flows provided by (used in) financing activities	(86,172)	(91,789)	(11,477)	(13,827)	109,396
Funds from operations	$25,358	$37,641	$45,162	$47,559	$38,735
Basic funds from operations per share	$1.06	$1.44	$1.65	$1.76	$1.65
Diluted funds from operations per share	$1.06	$1.44	$1.64	$1.71	$1.57

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues for the year ended December 31, 2001 were $70.1 million compared to $87.1 million for the same period in 2000. Of the $17.0 million reduction, rental income decreased by $10.4 million. Approximately $5.9 million of the rental income decrease is related to facilities closed in 2001 and our non-accrual of rental income from facilities operated by CLC in 2001. (See Item 8. FINANCIAL STATEMENTS—Note 8. CLC Healthcare, Inc., formerly LTC Healthcare, Inc.”) Assets sold in 2001 and 2000 represent a net decrease of $6.5 million, assets purchased in 2000 represented an increase of $1.8 million and “same store” rental income (rental income from properties owned for both twelve months ended December 31, 2001 and 2000) increased by $0.2 million.

Interest income from mortgage loans and notes receivable decreased by $2.4 million due to loan repayments in 2001 and 2000 and the non-accrual of interest income on the line of credit due from CLC.

Interest income from REMIC Certificates decreased by $1.7 million due to the sale of certain certificates in the third quarter of 2001 and due to the normal amortization of the related asset.

Interest and other income decreased by $2.4 million primarily as the result of non-accrual or accretion of interest on ALC convertible subordinated debentures (See “Item 8. FINANCIAL STATEMENTS—Note 10. Marketable Debt Securities.”).

Interest expense is lower by $5.5 million from December 31, 2000 to December 31, 2001. Of this reduction, $1.0 million is due to our payment in January 2001 to retire all of the $11.8 million of 8.50% convertible subordinated debentures and $0.4 million is due to our payment in July 2001 to retire all of the $10.4 million of 8.25% convertible subordinated debentures. Additionally, as a result of lower balances due under our credit facility and the fact that our LIBOR based interest rate for the credit facility decreased during the year from a weighted average of 9.2150% at December 31, 2000 to 4.3225% at December 31, 2001, our company had a reduction in interest expense of $4.4 million associated with our credit facility. These reductions were partially offset by an increase in interest expense related to a full year’s interest expense for non-recourse mortgages assumed for acquisitions in 2000.

Depreciation and amortization expense decreased as a result of assets sold in 2001 and 2000 (See “Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.”).

Our company performs periodic comprehensive evaluations of its investments. As a result, we determined certain investments in skilled nursing facilities and other assets had become impaired. During 2001 we recorded net impairments of $16.8 million for 14 skilled nursing facilities; $0.5 million in lease termination costs; $1.5 million on a note receivable and $9.8 million on ALC convertible subordinated debentures (See “Item 8. FINANCIAL STATEMENTS—Note 5. Impairment Charge and Note 10. Marketable Securities.”). The fair values were based on current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

Operating and other expenses increased by $3.3 million primarily due to a $2.5 million reduction in director and officer loans and a $0.8 million increase in compensation expense. The $2.5 million reduction was non-cash. See “Item 8. FINANCIAL STATEMENTS—Note 12. Stockholders’ Equity.”

During the year we sold three skilled nursing facilities, three assisted living facilities and three schools. These sales resulted in a net gain of approximately $3.2 million. Additionally, we sold certain REMIC Certificates with a net book value of approximately $19.0 million for $17.9 million which resulted in a $1.1 million loss. We also sold other miscellaneous assets during the year which resulted in an aggregate $0.5 million loss.

The year ended December 31, 2001 resulted in a net loss after preferred dividends of $18.0 million compared to a net income available to common stockholders of $16.6 for the same period in 2000. Excluding the impairment charges and gains on sales of assets from both years and the non-cash charge for director and officer loan reductions in 2001, net income available to common stockholders was $11.5 million for the year ended December 31, 2001 compared to $22.4 million for the year ended December 31, 2000. Also, comparatively, there were 26.0 million common shares outstanding at December 31, 2000 and 18.4 million outstanding at December 31, 2001.

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

Rental income increased $4.9 million primarily as a result of the conversion of mortgage loans into owned properties and the acquisition of two properties. “Same store” rental income (rental income from properties owned for both twelve months ended December 31, 1999 and 2000) increased $0.3 million due to rental rate increases as provided for in the lease agreements, partially offset by reduced rental rates on properties leased to CLC. Interest income from mortgage loans and notes receivable decreased due to the conversion of mortgage loans into owned properties. Interest income from REMIC Certificates decreased due to the amortization of the related asset. Interest and other income decreased primarily as a result of certain one-time investment gains that were realized in the first half of 1999.

Interest expense increased due to higher average outstanding balances on the revolving line of credit combined with higher average interest rates and the assumption of two mortgage loans related to the acquisition of two properties.

Depreciation and amortization increased as a result of a larger average investment base in owned properties in 2000 as compared to 1999.

During 2000 and 1999, we performed a comprehensive evaluation of our real estate investment portfolio. As a result of recent adverse changes in the long-term care industry, we identified certain investments in skilled nursing facilities and certain other assets that we determined to be impaired. During 2000 and 1999, we recorded impairment charges of $14.8 million and $14.9 million, respectively. (See “Item 8. FINANCIAL STATEMENTS—Note 5. Impairment Charge.”)

During the year ended December 31, 2000, we sold 11 skilled nursing facilities, one assisted living facility and two schools. These sales resulted in a net gain of approximately $9.0 million.

During the year ended December 31, 1999, we repurchased an aggregate of $21.6 million face amount of our convertible subordinated debentures at a discount on the open market. A gain of $1.3 million on the repurchase is included in other non-operating income.

On January 1, 1999, in accordance with recently issued accounting standards, we reclassified our investment in REMIC Certificates from trading securities to available-for-sale and held-to-maturity securities. As a result of the change in accounting for REMIC Certificates, our company no longer recognizes the change in unrealized gains or losses in current period earnings.

Net income available to common stockholders decreased to $16.6 million for the year ended December 31, 2000 from $16.7 million for the same period in 1999. Excluding the impairment charge and gain on the sale of real estate assets recorded in 2000 and the impairment charge and the gain on the repurchase of convertible subordinated debentures recorded in 1999, net income available to common stockholders was $22.4 million for the year ended December 31, 2000 compared to $30.4 million for the year ended December 31, 1999.

Significant Accounting Policies

Impairments.    Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount of the real estate over its fair value less cost to sell as per Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

Securitization Transactions.    Our company is a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a Real Estate Mortgage Investment Conduit (“REMIC”), a qualifying special-purpose entity, when a securitization provides us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.

A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (the “REMIC Corp.”) is formed and selected mortgage loans are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (the “REMIC Trust”) in exchange for commercial mortgage pass-through certificates (the “REMIC Certificates”) which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust is a qualifying special purpose entity from which the mortgages are isolated from the REMIC Corp. and our company. Holders of REMIC Certificates issued by the REMIC Trust have the right free of any conditional constraints to pledge or exchange those interests, and neither the REMIC Corp. or our company maintains effective control over the transferred assets (the mortgages). The REMIC Trust is administered by a third-party trustee solely for the benefit of the REMIC Certificate holders.

Under the securitization structure described above, we account for the transfer of the mortgages as a sale and any gain or loss is recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by us are recorded at their fair value at the date of the transaction. We have no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of our company for financial reporting purposes.

REMIC Certificates retained by our company as consideration for the mortgages sold are accounted for at fair value. In determining fair value on the date of sale, management considers various factors including, pricing of the certificates sold relative to the certificates retained as evaluated by the underwriters, discount rates and applicable spreads at the time of issuance for similar securities (or adjustments thereto if no comparable securities are available), assumptions regarding prepayments including the weighted-average life of prepayable assets, if any, and estimates relating to potential realized credit losses.

The REMIC Certificates issued by the REMIC Trust include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) are then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates are retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither our company, nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

Description of the REMIC Certificates.     REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only (“I/O”). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by us are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates (“pass-through rates”). The I/O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us would in general bear the first risk of loss. Management evaluates the realizability of expected future cash flows periodically. A permanent impairment would be recorded in current period earnings when management believes that it is likely that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

In addition to the risk from credit losses, the I/O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O Certificates, thus, reducing their effective yield. The Certificates’ fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although we are required to report our REMIC Certificate investments available for sale at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of our company’s management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if our company was forced to liquidate any of the Certificates.

On January 1, 1999, we adopted SFAS No. 134 “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” Upon adoption of SFAS No. 134, our company, based on our ability and intent to hold our investments in REMIC Certificates, transferred our I/O REMIC Certificates and certificates with an investment rating of “BB” or higher from the trading category to the available-for-sale category and our certificates with an investment rating of “B” or lower to the held-to-maturity category. The transfer was recorded at fair value on the date of the transfer.

Mortgage Loans Receivable.    Historically, we have sold our mortgage loans solely in connection with our REMIC securitizations. We may, in the future sell a participation interest in certain mortgages. Since certain mortgage loans may be securitized or sold in the future, direct investments in mortgage loans are classified as held for sale and carried at the lower of cost or market. If the mortgage loans aggregate cost basis exceeds their aggregate market value, a valuation allowance is established and the resulting amount is included in the determination of net income. Changes in the valuation allowance are included in current period earnings. In determining the estimated market value for mortgage loans, our company considers estimated prices and yields, based in part on a spread over the applicable U.S. Treasury Note Rate, sought by qualified institutional buyers of the REMIC Certificates originated in our company’s securitizations.

Mortgage Servicing Rights.    Our company sub-services mortgage loans that are collateral for REMIC Certificates issued in our securitization transactions for which we receive servicing fees, based on market rates for such services at the time the securitization is completed, equal to a fixed percentage of the outstanding principal on the collateral loans. A separate asset for servicing rights is not recognized since the servicing fees received only adequately compensate us for the cost of servicing the loans. The fair value of servicing rights for mortgage loans originated and retained by us are estimated based on the fees received for servicing mortgage loans that serve as collateral for REMIC Certificates. All costs to originate mortgage loans are allocated to the mortgage loans since the fair value of servicing rights only sufficiently covers the servicing costs.

Revenue Recognition.    Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the amounts have been received. Base rents under operating leases are accrued as earned over the terms of the leases. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. SEC Staff Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB 101”) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. Our company follows a policy related to rental income whereby our company considers a lease to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid rental income from that lease until the amounts have been received.

Federal Income Taxes.    Our company qualifies as a REIT under the Internal Revenue Code of 1986, as amended and as such, no provision for Federal income taxes has been made. A REIT may deduct distributions to its stockholders from its taxable income. If at least 90% (95% for taxable years ending prior to January 1, 2001) of a REIT’s taxable income is distributed to its stockholders and it complies with other Internal Revenue Code requirements, a REIT generally is not subject to Federal income taxation.

For Federal tax purposes, depreciation is generally calculated at a rate of 3.6% based on the assets’ tax basis (which approximates cost) using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statement purposes due to the treatment of certain interest income and expense items and depreciable lives and basis of assets under the Internal Revenue Code.

Liquidity and Capital Resources

During the year ended December 31, 2001, we had net cash provided by operating activities of $43.9 million. We invested $1.7 million for renovation of owned properties. We sold three skilled nursing facilities, three assisted living facilities and three schools for aggregated net proceeds of approximately $33.4 million including notes secured by the properties sold totaling approximately $8.5 million. These sales resulted in a net gain of approximately $3.2 million and the proceeds were used to reduce amounts due under our credit facility and to fund our tender offer completed in October 2001.

We sold certain REMIC Certificates with a net book value of approximately $19.0 million. The sale resulted in net proceeds of approximately $17.9 million and a realized loss of approximately $1.1 million. We used the proceeds from this sale to fund our tender offer completed in October 2001.

Principal payments of $9.3 million were received on mortgage loans receivable, including $8.0 million related to the early payoff of two loans. These amounts were used to reduce amounts due under our credit facility.

We made an investment of approximately $2.8 million in convertible subordinated debentures of ALC with a total face value of $10.7 million. The additional investment in the ALC debentures brought the total face value of our investment in ALC debentures to $30.5 million and cash investment including accreted interest to approximately $18.7 million. During the year we recorded an impairment charge of $9.8 million related to our investment in the ALC debentures and we recorded no interest accretion or interest income relating to these debentures in 2001. We lease 37 assisted living facilities to ALC. In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws. The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. The final order affirming the reorganization was made in December 2001, consequently we reflected the transactions as of December 31, 2001. We agreed to reduce total rents under the 37 leases by $0.9 million a year, beginning January 1, 2002, and received a lease rejection claim of $2.5 million for this concession. Under the provisions of ALC’s Plan, we would have been entitled to receive, due to our ownership of the subordinated debentures and the lease rejection claim, $8.0 million of ALC’s new Senior Secured Notes bearing interest at 10% per annum, payable semi-annually in arrears, $3.0 million of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears and 1,238,076 shares of ALC common stock. Provisions of the Revenue Code governing REITs prohibit REITs from owning debt and/or equity securities representing more than 10% of the value or voting power of any one issuer. Without qualifying as safe harbor debt, securities include the Senior Secured Notes and the Junior Secured Notes. In order to qualify as safe harbor debt and retain our REIT status, we were able to hold only such debt. For REIT income test purposes, provisions would also disqualify income from any entity in which a REIT owns 10% or more of the total combined voting power of all classes of stock or 10% or more of the total value of shares of all classes of a corporate tenant. And as a result, we could not own both ALC debt securities and ALC common stock. In December 2001, we entered into an Assignment and Assumption Agreement with Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, to sell to Holdings the right to receive the common stock of ALC. On December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7.0 million, approximately $5.65 per share. The price was determined by reference to Exhibit G. Volume II of II of ALC’s First Amended Joint Plan of Reorganization. This Exhibit G reported that the projected stockholders’ equity of ALC upon emergence from bankruptcy to be $32.8 million and to be $37.1 million on December 31, 2002. ALC issued 6.5 million shares of new common stock at emergence which results in a calculated valuation of $5.05 and $5.71 per share value as of January 1, 2002 and December 31, 2002, respectively. The Note is for a term of five years and bears interest at 5%, compounded annually and accruing to the principal balance plus interest at 2% on the original face of $7.0 million payable in cash annually. The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings. Holdings is also the owner of $1.4 million of ALC’s new Senior Secured Notes, $0.5 million of ALC’s new Junior Secured Notes and 214,718 shares of ALC’s common stock. At December 31, 2001, the fair market value of these additional securities was approximately $2.1 million. All of these securities are additional collateral to the $7.0 million Note but have not been given value on our balance sheet. As a result, at December 31, 2001, we recorded this Note at a value of approximately $3.1 million which represented only the then fair market value of the 1,238,076 shares acquired by Holdings pursuant to the Agreement. At December 31, 2001, we recorded an investment in marketable debt securities of $8.8 million representing the estimated market value of our ownership of ALC’s new Senior Secured Notes and new Junior Secured Notes. The estimate of fair value is based on recent quotes from a broker who trades in these securities.

During 2001 Regent announced that it had appointed financial advisors to evaluate strategic alternatives and had approached us about rent concessions on five assisted living facilities leased from us. During the third quarter of 2001, as a result of several uncured events of default, we terminated the five leases with Regent and released the facilities to another operator for comparable rents. We believed that Regent’s financial problems would cause them to default under their 7.5% convertible subordinated debentures and we were aware that CLC owned $8.5 million face value of these debentures which were part of the security under the line of credit between us and CLC. In order to reduce our exposure with Regent, we entered into a Securities Purchase Agreement with CLC to purchase their Regent debentures for $7.8 million and this amount was applied to reduce the total indebtedness owed by CLC to us. Additionally we purchased Regent convertible subordinated debentures with an aggregate face value of $0.4 million from our Chairman, CEO and President, Mr. Andre C. Dimitriadis, another current officer and a former officer of our company. Mr. Dimitriadis owned $160,000 in face value and cost basis of the Regent debentures. At the request of the Audit Committee of the Board of Directors, Mr. Dimitriadis agreed to sell us his debentures for $1.00 in order to avoid any appearance of self-interest or impropriety in his recommending to the Board the purchase of these debentures. The other current officer and the former officer, neither a Board Member, received approximately $0.1 million in aggregate which represented 50% of the face value and cost basis of the debentures they owned. At this point, we owned 99% of Regent’s convertible subordinated debentures. We then entered into an agreement with Regent to apply all of these debentures as part of the consideration necessary to acquire two assisted living centers from Regent. The total cost of these two facilities was approximately $26.1 million and was paid by assuming $17.9 million of non-recourse mortgage debt with a weighted average interest rate of 8.56% and tendering the debentures to Regent. We entered into a 10-year lease for these two facilities with the same operator that leased the other five facilities previously operated by Regent. The annual lease amount on these two facilities is $1.8 million in year one, increasing by $0.2 million in years two and three, by $0.1 million in years four and five and then by 2% each year thereafter. We no longer have any facilities operated by or financed with Regent nor do we own any Regent securities.

In December 2001, we entered into an agreement to acquire from CLC six skilled nursing facilities and four assisted living facilities. The total purchase price was approximately $45.8 million less non-recourse mortgage debt of approximately $33.0 million with a weighted average interest rate of 8.25% and minority interest of approximately $3.5 million. Of the mortgage debt assumed, $16.4 million was payable to REMIC pools originated by us and $16.6 million of mortgage debt was payable to an unrelated third party. Our company and CLC relied on current appraisals of the properties in establishing the purchase/sale price. The $9.3 million net proceeds from this transaction were used by CLC to reduce their total indebtedness to us. These properties will generate approximately $3.8 million in rental income before debt service costs of $3.0 million (of which $2.6 million is interest expense and $0.4 million is principal) resulting in $1.2 million in additional annual future earnings.

Additionally, in December 2001, we agreed to forgive approximately $4.4 million in amounts owed by CLC to us, which we had not recognized as income. This forgiveness was granted to compensate CLC for assuming operations and absorbing losses on certain facilities that our company and CLC agreed should be, and subsequently were, closed. This and the other transactions mentioned above reduced CLC’s indebtedness to us under its line of credit to $5.3 million at December 31, 2001.

During 2001 we provided CLC with an additional $4.4 million in borrowings, net of repayments, under the $20.0 million secured line of credit that bears interest at 10% and matures April 1, 2008.

In the third quarter of 2001, we obtained an $11.5 non-recourse loan secured by first mortgages on two assisted living facilities. In addition, the loan is cross-defaulted and cross-collateralized with two skilled nursing facilities and one rehabilitation facility previously secured under a $6.5 loan by the same lender. In connection with consummation of this new loan, the $6.5 million loan was extended to June 30, 2005 and interest remained at Prime. The new loan provides for an option to draw an additional $0.5 million if certain facility lease coverages and debt service coverages are achieved. The interest rate on the new loan is 90 day LIBOR plus 400 basis points subject to an 8.0% floor. Monthly payments consist of regular interest and principal with a maturity date of June 30, 2005. We used the proceeds of this loan principally to reduce amounts due under our credit facility.

During 2001, we borrowed $50.0 million and repaid $64.0 million under our Senior Secured Revolving Line of Credit that expires on October 2, 2004 and bears interest between LIBOR plus 2.00% and LIBOR plus 3.00% depending on our leverage ratio. As of December 31, 2001 borrowings of $104.0 million bearing interest at LIBOR plus 2.25% were outstanding under this credit facility and we had reduced the commitment level from $185.0 million at inception to $120.0 million. Subsequent to December 31, 2001, we received two mortgage loan repayments totaling $3.4 million. Current provisions of the credit facility require us to apply 50% of the Net Cash Proceeds, as defined in the credit facility, to reduce outstanding commitments and as such, commitments were reduced to $118.3 million in February 2002. The credit facility provides for scheduled periodic commitment reductions specifically to $95.0 million as of October 1, 2002 and then $5.0 million at the beginning of each third month thereafter to $60.0 million due at maturity. The credit facility also requires us to pay an additional fee of 4% of the then available commitment level as of October 2, 2002. The scheduled commitment level as of October 2, 2002 is $95.0 million. In addition to the 4% fee payable on October 2, 2002, we must issue book value units to the lenders under our Secured Line of Credit that entitle them to a right to participate in any increase in our book value per common share (measured at September 30, 2004) in excess of our book value per common share at September 30, 2000, less $2.00 per share from such excess. We are required to issue 20,000 book value units for each $1.0 million of outstanding commitments at October 2, 2002. Our book value per common share at September 30, 2000 was $8.92, thus, our book value per common share at September 30, 2004 would have to be in excess of $10.92 in order for us to be obligated to pay any money to our lenders for their book value units. At December 31, 2001, our book value per common share was $9.53 and our outstanding commitments under our Secured Line of Credit were $120.0 million; however, we are required to reduce our commitments to $95.0 million on October 1, 2002. Assuming our outstanding commitments were $95.0 million on October 2, 2002, we would be required to issue to our lenders 1,900,000 book value units. We will still be obligated to pay lenders any amounts due them relating to the book value units as of September 30, 2004, even if we repay in full and terminate our secured Line of Credit after October 2, 2002. Under covenants contained in the credit agreement, we are required to maintain, among other things, at December 31, 2001: (i) a ratio of senior debt to tangible net equity of no more than 0.65 to 1.0; (ii) a ratio of funded debt to tangible net equity of no greater than 1.0 to 1.0; (iii) a minimum tangible net worth of at least $300.0 million; and (iv) a ratio of cash flow to interest expense of at least 1.5 to 1.0. Covenant (iii) decreases to a minimum of tangible net worth of at least $275.0 million when commitments drop to $100.0 million or less. We are in compliance with all covenants as of December 31, 2001.

At December 31, 2001 our weighted average interest rate under our credit facility was 4.3225%, down from 9.2150% at December 31, 2000 in step with Federal Reserve interest rate reductions.

In addition to commitment reduction obligations under our credit facility, we also have $11.1 million of mortgage loans that mature in 2002 and $2.4 million of 7.75% convertible subordinated debentures that matured and were paid in January 2002.

In January 2001 we paid $11.8 million to retire all of the 8.50% convertible subordinated debentures at maturity and in July 2001 we paid $10.4 million to retire all of the 8.25% convertible subordinated debentures at maturity. We used funds available under our credit facility and cash on hand to make these payments.

It is our intent to use all available cash to continue to meet our debt obligations as they become due and meet dividend requirements to maintain our REIT status and to continue repurchasing our shares when appropriate. During the year ended December 31, 2001, we repurchased and retired 7,588,196 shares of common stock for an aggregate purchase price of approximately $41.7 million, an average of $5.50 per share. Of the shares repurchased, 6,060,996 were purchased pursuant to a tender offer completed in October 2001 for 6,000,000 shares, plus up to 2% of outstanding shares as allowed by tender offer regulations, at $5.75 per share plus costs. The balance of 1,527,200 shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Therefore, our company continues to have an open Board authorization to purchase an additional 3,472,800.

Also during 2001, we repurchased, on the open market, and retired 10,800 shares of Series A Preferred Stock and 7,000 shares of Series B Preferred Stock for a total of $0.3 million. Both the Series A Preferred Stock and Series B Preferred Stock are currently redeemable at the $25.00 liquidation value per share. We currently do not have the intention to redeem either the Series A or Series B Preferred Stock; however, we may buy, from time to time, shares of the Series A and/or B Preferred Stock in the open market.

During the same period, we declared and paid cash dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $7.3 million, $4.5 million, $3.3 million ($0.8 million of which was accrued at December 31, 2001 and paid in January 2002), respectively. We did not pay a dividend on the common shares in 2001 and used the funds available from operations after payment of preferred dividends to further reduce amounts outstanding under our credit facility and buy back stock. We have declared a $0.10 dividend per share on our common stock payable on March 29, 2002, however, we are giving no assurances that this amount or any amount will be a continuing common dividend in the near future.

We will continue to pursue sales of assets and alternative financings in 2002 in order to comply with our credit facility’s commitment reductions and mortgage loan maturities. In the aggregate, we are required to make payments in 2002 of at least $25.4 million to reduce various obligations. Since December 31, 2001, we have made $4.1 million of these payments.

Currently our company has three contracts to sell four skilled nursing homes (one is a closed facility) and three assisted livings facilities for a total aggregate sales price of $35.1 million including assumption of approximately $4.1 million of debt. These transactions would generate approximately $27.4 in cash prior to selling costs and we would receive a note for approximately $3.6 million secured by a second mortgage on one of the assisted living facilities. While these contracts do not have contingency provisions, we can give no assurances that the transactions will be completed or what cash proceeds, if any, would be generated.

We also have a Letter of Intent to sell five skilled nursing facilities that are in a partnership in which our company is the General Partner of which our ownership is 80.38%. This agreement contains a financing contingency and we can give no assurances that the transaction will be completed; however, if completed as currently contemplated, the partnership will receive approximately $10.2 million in cash, a note for approximately $3.6 million and a reduction of approximately $10.2 million in mortgage debt due to REMIC pools originated by us.

We are in discussions with one lender to obtain financing on certain owned assisted living facilities and with another lender to possibly sell a participation in certain of our currently unsecuritized mortgages. We can give no assurances that either of these financings will be completed.

Should an insufficient amount be raised to meet our debt obligations through asset sales or financings, we would need to again suspend paying a common dividend and perhaps some of the preferred dividends in order to apply funds from operations to debt reductions.

Alterra Healthcare Corporation (“Alterra”) operates 35 assisted living facilities with a total of 1,416 units owned by us representing approximately 14.3%, or $84.2 million, of our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages). Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity. We cannot, at this time, predict or quantify what, if any, impact any ultimate restructuring could have on us. As of March 2002, Alterra was current on all rent due us.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collection of our mortgage loans receivable, REMIC Certificates and rents. The collectibility of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing facilities, assisted living residences and the school owned by or pledged to us. The operating results of the facilities will depend on various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, our company’s future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. Specifically, certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act will sunset in October 2002. Unless Congress enacts additional legislation, the loss of revenues associated with this occurrence could have a material adverse effect on our operators, and on us. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing facilities, assisted living facilities and the school. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our company’s investments, principally our investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing its operations and the fair market value of its financial assets. We generally make loans which have predetermined increases in interest rates and leases which have agreed upon annual increases. In as much as our company has funded some its investments with revolving credit facilities, we are at risk of net interest margin deterioration if medium and long-term rates were to increase between the time we originated the investment and replaced the short-term variable rate borrowings with a fixed rate financing.

The REMIC Certificates retained by us are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The returns on our investment in REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

Certain of the REMIC Certificates retained by our company have designated certificate principal balances and a stated certificate interest “pass-through” rate. These REMIC Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. Our company also retains the interest-only (I/O) Certificates, which provide cash flow (interest-only) payments that result from the difference between the interest collected from the underlying mortgages and interest paid on all the outstanding pass-through rate certificates. In addition to the risk from credit losses, the I/O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O Certificates, thus, reducing their effective yield. The Certificates’ fair values are estimated, in part, based on a spread over the applicable U.S Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although we are required to report our REMIC Certificate investments available for sale at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of our company’s management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if our company was forced to liquidate any of the Certificates. See "Exhibi

We believe we have sufficient liquidity and financing capability to maintain our preferred dividend payments, pay common dividends at least sufficient to maintain our REIT status and repay borrowings at or prior to their maturity.

Funds From Operations

Industry analysts generally consider funds from operations (“FFO”) to be an alternative measure of the performance of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) has defined FFO as net income applicable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring, sales of property and impairment charges, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest. In addition, in calculating FFO we have added back the non-cash charge for the reductions of loans to officers and directors.

We believe that FFO is an important supplemental measure of operating performance. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. We believe that FFO is helpful in evaluating a real estate investment portfolio’s overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time. FFO provides an alternative measurement criteria, exclusive of certain non-cash charges included in GAAP income, by which to evaluate the performance of such investments. FFO, as used by our company may not be comparable to similarly entitled items reported by other REITs.

The following table reconciles net income available to common stockholders to FFO available to common stockholders (in thousands, except per share amounts):

	2001	2000	1999
Net (loss) income available to common stockholders	$(17,985)	$16,550	$16,740
Real estate depreciation	13,866	15,259	13,483
Impairment charge	28,584	14,822	14,939
Reduction in stockholder loans	2,453	—	—
Gain on sale of real estate	(1,560)	(8,990)	—

FFO available to common stockholders	$25,358	$37,641	$45,162

Diluted FFO available to common stockholders	$25,358	$39,194	$51,582

Basic FFO per share	$1.06	$1.44	$1.65

Diluted FFO per share	$1.06	$1.44	$1.64

Shares for basic FFO per share	23,924	26,108	27,412
Shares for diluted FFO per share	23,925	27,213	31,548

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Readers are cautioned that statements contained in this section “Quantitative and Qualitative Disclosures About Market Risk” are forward looking and should be read in conjunction with the disclosure under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable, investments in REMIC Certificates and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2001.

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

At December 31, 2001, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $96.6 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $4.0 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.3 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

Assuming the borrowings outstanding under our revolving line of credit at December 31, 2001 and taking into effect our commitment to have the balance down to $95.0 million as of October 1, 2002, a 1% increase in interest rates would increase annual interest expense on our revolving line of credit by approximately $1.0 million. Conversely, a 1% decrease in interest rates would decrease annual interest expense on our revolving line of credit by $1.0 million.

The estimated impact of changes in interest rates discussed above are determined by considering the impact of the hypothetical interest rates on our borrowing costs, lending rates and current U.S. Treasury rates from which our financial instruments may be priced. We do not believe that future market rate risks related to our financial instruments will be material to our financial position or results of operations. These analyses do not consider the effects of industry specific events, changes in the real estate markets, or other overall economic activities that could increase or decrease the fair value of our financial instruments. If such events or changes were to occur, we would consider taking actions to mitigate and/or reduce any negative exposure to such changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

Los Angeles, California
January 25, 2002

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and
amortization: 2001—$58,583; 2000—$47,181	$410,202	$397,833
Land	27,339	23,484
Mortgage loans receivable, net of allowance for doubtful accounts:
2001—$1,250; 2000—$1,250	93,611	106,149
REMIC Certificates	73,154	94,962

Real estate investments, net	604,306	622,428
Other Assets:
Cash and cash equivalents	6,322	1,870
Debt issue costs, net	3,578	3,396
Interest receivable	3,258	4,558
Prepaid expenses and other assets	2,423	4,521
Notes receivable (includes $3,095 due from CLC Healthcare, Inc.)	14,584	7,357
Marketable debt securities	8,755	15,873
Advance on line of credit due from CLC Healthcare, Inc.	5,342	16,582

	44,262	54,157

Total assets	$648,568	$676,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible subordinated debentures	$2,408	$24,642
Bank borrowings	104,000	118,000
Mortgage loans payable	162,232	103,341
Bonds payable and capital lease obligations	15,994	16,577
Accrued interest	1,210	2,260
Accrued expenses and other liabilities	7,138	6,741
Distributions payable	1,803	985

Total liabilities	294,785	272,546
Minority interest	13,404	9,912
Stockholders’ Equity:
Preferred stock $0.01 par value; 10,000 shares authorized; shares issued
and outstanding: 2001—7,062; 2000—7,080	165,183	165,500
Common stock $0.01 par value; 40,000 shares authorized; shares issued
and outstanding: 2001—18,393; 2000—26,031	185	260
Capital in excess of par value	254,930	296,568
Cumulative net income	218,826	221,734
Notes receivable from stockholders	(8,042)	(10,126)
Accumulated comprehensive income (loss)	2,437	(1,746)
Cumulative distributions	(293,140)	(278,063)

Total stockholders’ equity	340,379	394,127

Total liabilities and stockholders’ equity	$648,568	$676,585

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenues:
Rental income	$39,512	$49,958	$45,086
Interest income from mortgage loans and notes receivable	12,603	15,025	19,506
Interest income from REMIC Certificates	15,116	16,852	17,598
Interest and other revenue	2,881	5,295	5,472

Total revenues	70,112	87,130	87,662

Expenses:
Interest expense	21,910	27,426	21,836
Depreciation and amortization	13,866	15,259	13,483
Minority interest	973	982	1,018
Impairment charge	28,584	14,822	14,939
Operating and other expenses	9,247	5,994	5,863

Total expenses	74,580	64,483	57,139

Operating (loss) income	(4,468)	22,647	30,523
Other income, net	—	—	1,304
Gain on sale of real estate and other assets, net	1,560	8,990	—

Net (loss) income	(2,908)	31,637	31,827
Preferred dividends	15,077	15,087	15,087

Net (loss) income available to common stockholders	$(17,985)	$16,550	$16,740

Net (Loss) Income Per Common Share:
Basic net (loss) income per common share	$(0.75)	$0.63	$0.61

Diluted net (loss) income per common share	$(0.75)	$0.63	$0.61

Comprehensive Income:
Net (loss) income available to common stockholders	$(17,985)	$16,550	$16,740
Unrealized gain (loss) on available-for-sale securities	2,807	(500)	(1,246)
Reclassification adjustment	1,376	—	—

Total comprehensive (loss)income	$(13,802)	$16,050	$15,494

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Shares		Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Notes Receivable from Stockholders	Cumulative Distribution
	Preferred Stock	Common Stock
Balance—December 31, 1998	7,080	27,661	$165,500	$277	$311,113	$158,270	$(11,200)	$(182,560)

Payments on stockholder notes	—	—	—	—	—	—	942	—
Conversion of debentures	—	25	—	—	430	—	—	—
Repurchase of common stock	—	(650)	—	(7)	(7,032)	—	—	—
Conversion of partnership units	—	—	—	—	16	—	—	—
Net income	—	—	—	—	—	31,827	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,087)
Common stock cash distributions ($1.56 per share)	—	—	—	—	—	—	—	(42,626)

Balance—December 31, 1999	7,080	27,036	165,500	270	304,527	190,097	(10,258)	(240,273)

Payments on stockholder notes	—	—	—	—	—	—	132	—
Repurchase of common stock	—	(1,005)	—	(10)	(7,959)	—	—	—
Conversion of partnership units	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	31,637	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,087)
Common stock cash distributions ($0.87 per share)	—	—	—	—	—	—	—	(22,703)

Balance—December 31, 2000	7,080	26,031	165,500	260	296,568	221,734	(10,126)	(278,063)

Interest added to stockholder note balance	—	—	—	—	—	—	(369)	—
Reduction in stockholder note balance	—	—	—	—	—	—	2,453	—
Repurchase of stock	(18)	(7,588)	(317)	(75)	(41,661)	—	—	—
Net loss	—	—	—	—	—	(2,908)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,077)
Vested restricted stock	—	—	—	—	23	—	—	—
Canceled restricted stock	—	(50)	—	—	—	—	—	—

Balance—December 31, 2001	7,062	18,393	$165,183	$185	$254,930	$218,826	$(8,042)	$(293,140)

Accumulated Comprehensive Income (Loss)
Balance at December 31, 1998	$—

Unrealized loss on available-for-sale securities	(1,246)

Balance at December 31, 1999	(1,246)

Unrealized loss on available-for-sale securities	(500)

Balance at December 31, 2000	(1,746)
Reclassification adjustment	1,376
Unrealized gain on available-for-sale securities	2,807

Balance at December 31, 2001	$2,437

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year endedDecember 31,
	2001	2000	1999
OPERATING ACTIVITIES:
Net (loss) income	$(2,908)	$31,637	$31,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,866	15,259	13,483
Gain on sale of real estate and other investments, net	(1,560)	(8,990)	(1,304)
Non-cash impairment charge	28,584	14,822	14,939
Reduction in stockholder notes receivable	2,453	—	—
Other non-cash charges, net	4,639	1,700	1,627
(Increase) decrease in interest receivable	32	(632)	(296)
(Increase) in prepaid, other assets and allowance	(1,068)	(5,407)	(410)
(Decrease) in accrued interest	(1,279)	(640)	(341)
(Decrease) increase in accrued expenses and other liabilities	1,093	(2,442)	1,260

Net cash provided by operating activities	43,852	45,307	60,785
INVESTING ACTIVITIES:
Investment in real estate mortgages	—	(964)	(8,568)
Acquisition of real estate properties and capital improvements, net	(1,689)	(4,288)	(34,655)
Proceeds from sale of real estate investments, net	43,493	51,632	—
Principal payments on mortgage loans receivable	9,291	8,789	6,729
Investment in debt securities	(2,909)	—	(13,097)
Advances to CLC Healthcare, Inc.	(5,537)	(14,753)	(13,336)
Repayment of advances to CLC Healthcare, Inc.	1,149	3,540	23,527
Other	2,974	1,741	(8,756)

Net cash provided by (used in) investing activities	46,772	45,697	(48,156)
FINANCING ACTIVITIES:
Debt issue costs	(1,187)	(2,751)	(1,129)
Distributions paid	(14,259)	(37,790)	(57,713)
Bank borrowings	50,000	125,000	147,500
Repayment of bank borrowings	(64,000)	(167,000)	(87,500)
Mortgage loan borrowings	11,500	—	24,985
Principal payments on mortgage loans, notes payable and capital leases	(3,966)	(1,410)	(976)
Redemption of convertible subordinated debentures	(22,230)	—	(29,992)
Repurchase of common and preferred stock	(42,054)	(7,969)	(7,039)
Other	24	131	387

Net cash used in financing activities	(86,172)	(91,789)	(11,477)

Increase (decrease) in cash and cash equivalents	4,452	(785)	1,152
Cash and cash equivalents, beginning of year	1,870	2,655	1,503

Cash and cash equivalents, end of year	$6,322	$1,870	$2,655

Supplemental disclosure of cash flow information:
Interest paid	$22,184	$27,012	$21,011
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

LTC Properties, Inc. (the “Company”), a Maryland corporation, commenced operations on August 25, 1992. The Company is a real estate investment trust (“REIT”) that invests primarily in long-term care facilities through mortgage loans, facility lease transactions and other investments.

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

Land, Buildings and Improvements.    Land, buildings and improvements are recorded at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from 3 years on computers to 7 years for equipment to 40 years for buildings.

Impairments. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount of the real estate over its fair value less cost to sell as per Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” In determining fair value, the Company uses current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

Securitization Transactions.    The Company is a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a Real Estate Mortgage Investment Conduit (“REMIC”), a qualifying special-purpose entity, when a securitization provides the Company with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to the Company’s current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.

A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (the “REMIC Corp.”) is formed and selected mortgage loans are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (the “REMIC Trust”) in exchange for commercial mortgage pass-through certificates (the “REMIC Certificates”) which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust is a qualifying special purpose entity from which the mortgages are isolated from the REMIC Corp. and the Company. Holders of REMIC Certificates issued by the REMIC Trust have the right free of any conditional constraints to pledge or exchange those interests, and neither the REMIC Corp. or the Company maintains

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective control over the transferred assets (the mortgages). The REMIC Trust is administered by a third-party trustee solely for the benefit of the REMIC Certificate holders. Under the securitization structure described above, the Company accounts for the transfer of the mortgages as a sale and any gain or loss is recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by the Company are recorded at their fair value at the date of the transaction. The Company has no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of the Company for financial reporting purposes.

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

The REMIC Certificates issued by the REMIC Trust include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) are then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates are retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither the Company nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

Description of the REMIC Certificates.    REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only (“I/O”). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by the Company are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates (“pass-through rates”). The I/O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by the Company would in general bear the first risk of loss. Management evaluates the realizability of expected future cash flows periodically. A permanent impairment would be recorded in current period earnings when management believes that it is likely that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

On January 1, 1999, the Company adopted SFAS No. 134 “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”. Upon adoption of SFAS No. 134, the Company, based on its ability and intent to hold its investments in REMIC Certificates, transferred its I/O REMIC Certificates and certificates with an investment rating of “BB” or higher

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the trading category to the available-for-sale category and its certificates with an investment rating of “B” or lower to the held-to-maturity category. The transfer was recorded at fair value on the date of the transfer.

The I/O REMIC Certificates’ fair values are estimated, in part, based on a spread over the applicable U.S. Treasury Rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of certificates are subject to change based on the estimate of the current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved.

Mortgage Loans Receivable.    Historically, the Company has sold its mortgage loans solely in connection with its REMIC securitizations. The Company may, in the future sell a participation interest in certain mortgages. Since certain mortgage loans may be securitized or sold in the future, direct investments in mortgage loans are classified as held for sale and carried at the lower of cost or market. If the mortgage loans aggregate cost basis exceeds their aggregate market value, a valuation allowance is established and the resulting amount is included in the determination of net income. Changes in the valuation allowance are included in current period earnings. In determining the estimated market value for mortgage loans, the Company considers estimated prices and yields, based in part on a spread over the applicable U.S. Treasury Note Rate, sought by qualified institutional buyers of the REMIC Certificates originated in the Company’s securitizations. As of December 31, 2001 and 2000 market value exceeded the carrying cost for such loans.

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

Interest Rate Contracts.    Firm commitments subject the Company to interest rate risk to the extent that debt or other fixed rate financing will be used to finance the commitments. The Company may elect to enter into interest rate contracts to hedge such financing thereby reducing its exposure to interest rate risk. Interest rate contracts are designated as hedges of assets intended for securitization when the significant characteristics and expected terms of the securitization are identified and it is probable the securitization will occur. These contracts are entered into in notional amounts that generally correspond to the principal amount of the assets to be securitized. The Company effectively locks in its net interest margin on the securitization when the interest rate contract is entered into since changes in the market value of these contracts respond inversely to changes in the market value of the hedged assets. Gains or losses on interest rate contracts designated as hedges of assets to be securitized are deferred and recognized upon the completion of the securitization. The Company may also manage interest rate risk by entering into interest rate swap agreements whereby the Company effectively fixes the interest rate on variable rate debt. The Company recognizes all derivative financial instruments such as interest rate swap contracts, in the consolidated financial statements at fair value regardless of the purpose or interest for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income. Changes in the fair values of derivatives not qualifying as hedges are reported in income.

Prior to January 1, 2001, the Company also used interest rate swap contracts for hedging purposes. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. Gains or losses on any contracts terminated early were deferred and amortized to income over the remaining average life of the terminated contracts. The discounts or premiums on the instruments were amortized to income over the lives of the contracts using the straight-line method. Realized gains and losses were included in other assets and liabilities and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur. As of December 31, 2001 the Company had no interest rate contracts outstanding.

Investments.    Available-for-sale securities are stated at fair value, with the unrealized gains and losses, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

Revenue Recognition.    Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. The Company follows a policy related to mortgage interest whereby the Company considers a loan to be non-performing after 60 days of non-payment of amounts due and does not recognize unpaid mortgage interest income from that loan until the amounts have been received. Base rents under operating leases are accrued as earned over the terms of the leases. The majority of the Company’s leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. SEC Staff Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB 101”) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. The Company considers the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. The Company follows a policy related to rental income whereby the Company considers a lease to be non-performing after 60 days of non-payment of amounts due and does not recognize unpaid rental income from that lease until the amounts have been received.

Federal Income Taxes.    The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended and as such, no provision for Federal income taxes has been made. A REIT may deduct distributions to its stockholders from its taxable income. If at least 90% (95% for taxable years ending prior to January 1, 2001) of a REIT’s taxable income is distributed to its stockholders and it complies with other Internal Revenue Code requirements, a REIT generally is not subject to Federal income taxation.

For Federal tax purposes, depreciation is generally calculated at a rate of 3.6% based on the assets’ tax basis (which approximates cost) using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statement purposes due

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the treatment of certain interest income and expense items and depreciable lives and basis of assets under the Internal Revenue Code. The net difference in the tax basis and the reported amounts of the Company’s assets and liabilities as of December 31, 2001 is approximately $40,626,000.

Concentrations of Credit Risks.    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable, operating leases on owned properties and interest rate swaps. The Company’s financial instruments, principally REMIC Certificates, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. The Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. In addition, the Company provides reserves for potential losses based upon management’s periodic review of its portfolio.

The Company’s REMIC Certificates are subordinate in rank and right of payment to the certificates sold to third-party investors and as such, in most cases, would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The returns on the REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayment, prevailing interest rates and the timing and magnitude of credit losses on the mortgages underlying the securities that are a result of the general condition of the real estate market or long-term care industry. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions therefore, no assurance can be given that current yields will not vary significantly in future periods. In general, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

Certain of the REMIC Certificates retained by the Company have designated certificate principal balances and a stated certificate interest “pass-through” rate. These REMIC Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. The Company also retains the I/O REMIC Certificates. In addition to the risk from credit losses, the I/O REMIC Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/O REMIC Certificates, thus, reducing their effective yield.

Net Income Per Share.    Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

Stock-Based Compensation.    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Major Operators

As of December 31, 2001, Sun Healthcare Group, Inc. (“Sun”) operated 15 facilities (13 leases and two loans) with 1,774 beds/units representing approximately 11.6%, or $68,239,000, of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes, secured by first mortgages). Additionally, at December 31, 2001 Sun operated eight skilled nursing facilities securing mortgage loans payable to REMIC pools originated by the Company. During 1999 Sun filed for reorganization under Chapter 11 of the Bankruptcy Code and operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until it emerged from bankruptcy in February 2002. Concurrently, 13 leases the Company had directly with Sun were affirmed, additionally one of the leases related to a loan was affirmed and the other lease related to a loan was rejected.

Assisted Living Concepts, Inc. (“ALC”) operates 37 assisted living facilities with a total of 1,434 units owned by the Company representing approximately 14.9%, or $88,105,000, of the Company’s direct real estate investment portfolio. In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws. The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. The final order affirming the reorganization was made in December 2001, consequently the Company has reflected the transaction as of December 31, 2001. The Company agreed to reduce total rents under the 37 leases by $875,000 a year, beginning January 1, 2002, and received a lease rejection claim of $2,500,000 for this concession. Under the provisions of ALC’s Plan, the Company would have been entitled to receive, due to its ownership of the subordinated debentures and the lease rejection claim, $7,986,000 of ALC’s new Senior Secured Notes bearing interest at 10% per annum, payable semi-annually in arrears, $3,026,000 new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears and 1,238,076 shares of ALC common stock. Provisions of the Revenue Code governing REITs prohibit REITs from owning debt and/or equity securities representing more than 10% of the value or voting power of any one issuer. Without qualifying as safe harbor debt, securities include the Senior Secured Notes and the Junior Secured Notes. In order to qualify as safe harbor debt and retain the Company’s REIT status the Company was able to hold only such debt. For REIT income test purposes, provisions would also disqualify income from any entity in which a REIT owns 10% or more of the total combined voting power of all classes of stock or 10% or more of the total value of shares of all classes of a corporate tenant. And as a result, the Company could not be owners of the ALC common stock. In December 2001, the Company entered into an Assignment and Assumption Agreement with Healthcare Holdings, Inc., a wholly owned subsidiary of CLC Healthcare, Inc., to purchase the right to receive the common stock of ALC (see Note 8. CLC Healthcare, Inc. formerly LTC Healthcare Inc. and Note 10. Marketable Debt Securities). At the request of the Company’s Board of Directors, the Company’s Chairman, CEO and President, Mr. Andre C. Dimitriadis, became a Board Member of ALC as of January 1, 2002.

Alterra Healthcare Corporation (“Alterra”) operates 35 assisted living facilities with a total of 1,416 units owned by the Company representing approximately 14.3%, or $84,194,000, of the Company’s direct real estate investment portfolio. Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity. The Company cannot, at this time, predict or quantify what, if any, impact any ultimate restructuring could have on the Company. As of March 2002, Alterra was current on all rents due the Company.

CLC Healthcare, Inc. (See Note 8. CLC Healthcare, Inc. formerly LTC Healthcare, Inc.)

Sunwest Management, Inc. (“Sunwest”) operates seven assisted living facilities with a total of 693 units owned by the Company representing approximately 10.5%, or $61,862,000, of the Company’s direct real estate investment portfolio.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of these companies, except Sunwest, are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission. The Company’s financial position and its ability to make distributions may be adversely affected by further financial difficulties experienced by ALC, Alterra, CLC and Sun, or financial difficulties experienced by Sunwest, or any of the Company’s other major operators, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with the Company or the Company’s borrowers when it expires.

4.    Supplemental Cash Flow Information

	2001	2000	1999
	(in thousands)
Non-cash investing and financing transactions:
Conversion of debentures into common stock	$—	$—	$435
Assumption of mortgage loans payable related to acquisitions of real estate properties	50,774	13,696	10,595
Assumption of minority interest liability related to acquisition of general partnership interest	3,518	—	—
Assumption of accrued interest related to acquisitions of real estate properties	229	—	—
Conversion of mortgage loans and secured lines of credit into owned properties	3,899	12,255	47,554
Reduction in receivables from CLC Healthcare related to the acquisition of debt securities	7,800	—	—
Exchange of third party debt securities related to the acquisitions of real estate properties	7,925	—	—
Reduction in receivables from CLC Healthcare related to the acquisitions of real estate properties	9,285	5,346	—
Increase in short term notes receivable related to the disposition of real estate properties	8,483	3,055	—

5.    Impairment Charge

The Company periodically performs a comprehensive evaluation of its real estate investment portfolio. The long-term care industry has experienced significant adverse changes which have resulted in continued operating losses by certain of the Company’s operators and in some instances the filing by certain operators for bankruptcy protection. As a result of the adverse changes in the long-term care industry, the Company has identified certain investments in skilled nursing facilities that it determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments.

During 2001, the Company recorded an impairment charge of approximately $28,584,000. The impairment charge included the write-down of the carrying value to the estimated fair value, less cost to sell, of 14 owned skilled nursing facilities of $16,755,000, notes receivable of $1,500,000, debt securities of $9,829,000 (see Note 10. Marketable Debt Securities), and $500,000 in lease termination costs. The fair values were based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.    Real Estate Investments

Mortgage Loans.    During the year ended December 31, 2001, the Company received principal prepayments totaling $7,990,000 on two mortgage loans originally scheduled to mature in 2006 and 2007, and scheduled principal payments of $1,301,000. Mortgage loans and secured lines of credit with outstanding principal balances totaling $3,899,000 that were secured by four long-term care facilities were converted into owned properties.

During the year ended December 31, 2000, the Company advanced an additional $964,000 for renovation and expansion under a mortgage loan previously provided on a skilled nursing facility. The Company received prepayments totaling $7,650,000 on four mortgage loans originally scheduled to mature in 2001, 2003, 2006 and 2007, and scheduled principal payments of $1,139,000. Mortgage loans with outstanding principal balances totaling $12,255,000 that were secured by eight long-term care facilities were converted into owned properties.

At December 31, 2001, the Company had 44 mortgage loans secured by first mortgages on 41 skilled nursing facilities with a total of 4,524 beds and eight assisted living residences with 369 units located in 21 states. At December 31, 2001, the mortgage loans had interest rates ranging from 9.3% to 13.7% and maturities ranging from 2002 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2001 and 2000, the net present value of the future cash flows discounted at 10.5% for the mortgage loans was approximately $96,581,000 and $112,748,000, respectively. Scheduled principal payments on mortgage loans are $6,728,000, $12,099,000, $5,922,000, $3,652,000, $11,429,000 and $55,031,000 in 2002, 2003, 2004, 2005, 2006 and thereafter.

Owned Properties and Lease Commitments.    During 2001, $3,899,000 of mortgage loans and secured lines of credit converted into four owned properties. The Company purchased four assisted living facilities with a total of 186 units and six skilled nursing facilities with a total of 616 beds from CLC for a gross purchase price (based on independent appraisals) of $45,860,000 that was subject to the assumption of existing non-recourse mortgage debt of $32,832,000 that bears interest at a weighted average rate of 8.25%, the assumption of $229,000 of accrued interest payable related to the mortgage debt and the assumption of $3,518,000 in minority interest liability related to the acquisition of the general partnership interest in a limited liability partnership that owns three of the properties mentioned above. The Company applied the net purchase amount of $9,285,000 to reduce the total indebtedness owed by CLC to the Company. (See Note 8. CLC Healthcare, Inc., formerly LTC Healthcare, Inc.)

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001 Regent Assisted Living, Inc. (“Regent”) announced that it had appointed financial advisors to evaluate strategic alternatives and had approached the Company about rent concessions on five assisted living facilities leased from the Company. During the third quarter of 2001, as a result of several uncured events of default, the Company terminated the five leases with Regent and released the facilities to another operator for comparable rents. The Company believed that Regent’s financial problems would cause them to default under their 7.5% convertible subordinated debentures and CLC owned $8,500,000 face value of these debentures which were part of the security under the line of credit between the Company and CLC. In order to reduce the Company’s exposure with Regent, the Company entered into a Securities Purchase Agreement with CLC to purchase their Regent debentures for $7,800,000 and this amount was applied to reduce the total indebtedness owed by CLC to the Company. Additionally the Company purchased Regent convertible subordinated debentures with an aggregate face value of $410,000 from the Company’s Chairman, CEO and President, Mr. Andre C. Dimitriadis, another current officer and a former officer of the Company. Mr. Dimitriadis owned $160,000 in face value and cost basis of the Regent debentures. At the request of the Audit Committee of the Board of Directors, Mr. Dimitriadis agreed to sell his debentures to the Company for $1.00 in order to avoid any appearance of self-interest or impropriety in his recommending to the Board the purchase of these debentures. The other current officer and the former officer, neither a Board Member, received approximately $125,000 in aggregate which represented 50% of the face value and cost basis of the debentures they owned. At this point, the Company owned 99% of Regent’s convertible subordinated debentures. The Company then entered into an agreement with Regent to apply all of these debentures as part of the consideration necessary to acquire two assisted living centers with a total of 222 units from Regent. The total cost of these two facilities was approximately $26,116,000 and was paid by assuming $17,942,000 of non-recourse mortgage debt with a weighted average interest rate of 8.56% and tendering the debentures to Regent. The Company leased these two facilities to the same operator that leased the other five facilities previously operated by Regent. The Company no longer has any facilities operated by or financed with Regent nor does the Company own any Regent securities.

The Company also has a Letter of Intent to sell five skilled nursing facilities that are in a partnership in which the Company owns 80.38% and is the General Partner. This agreement contains a financing contingency and the Company can give no assurances that the transaction will be completed; however, if completed as currently contemplated, the partnership will receive approximately $10,205,000 in cash, a note for approximately $3,550,000 and a reduction of approximately $10,245,000 in mortgage debt due to REMIC pools originated by the Company.

During 2000, $12,255,000 of mortgage loans converted into owned properties. In addition, the Company acquired, from CLC, two skilled nursing facilities with a total of 393 beds for a gross purchase price (based upon independent appraisals) of $19,200,000, and invested approximately $4,288,000 in the expansion and improvement of existing properties. The skilled nursing facilities acquired during 2000 were acquired subject to the assumption of existing non-recourse mortgage debt of $13,696,000 that bears interest at a weighted average rate of 9.25%

Owned facilities are leased pursuant to non-cancelable operating leases generally with an initial term of 6 to 20 years. Many of the leases contain renewal options and one contains an option for a limited time that permits the operator to purchase the facility. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of the Company’s leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2001, 2000 and 1999 was not significant in relation to contractual base rent income.

Depreciation expense on buildings and improvements, including facilities owned under capital leases, was $13,695,000, $15,145,000, and $13,237,000 for the years ended December 31, 2001, 2000 and 1999.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $46,427,000, $49,044,000, $48,560,000, $47,323,000, $46,017,000 and $278,320,000 for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter.

REMIC Certificates.    The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the carrying value of the subordinated certificates (held by the Company) as of December 31, 2001 and 2000 were as follows (dollar amounts in thousands):

	2001				2000
	Senior Certificates			Subordinated Certificates	Senior Certificates			Subordinated Certificates
	Principal		Rate	Carrying Value	Principal		Rate	Carrying Value
1993—1 Pool	$45,227		7.7%	$2,156	$46,120		7.7%	$3,599
1994—1 Pool	34,499		9.9%	19,437	25,414		9.4%	38,066
1996—1 Pool	77,762		7.5%	14,126	81,534		7.5%	15,013
1998—1 Pool	113,150	(1)	6.3%	37,435	115,223	(1)	6.3%	38,284

				$73,154				$94,962

(1)	Included in the 1998—1 Pool assets are $26,382,000 of certificates originated in the 1993—1 Pool that are excluded from the amount outstanding presented for the 1993—1 Pool.

At December 31, 2001 and 2000, the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 18.05% and 17.11%, respectively. Income on the subordinated certificates was as follows for the years ended December 31, 2001, 2000 and 1999 (dollar amounts in thousands) :

	2001	2000	1999
1993—1 Pool	$929	$921	$1,504
1994—1 Pool	3,847	5,129	4,943
1996—1 Pool	3,128	3,338	3,447
1998—1 Pool	7,212	7,464	7,704

	$15,116	$16,852	$17,598

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent measurement date in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected. Key economic assumptions used in measuring the retained interests at December 31, 2001 were as follows: a U.S. Treasury Rate of 5%, market spread on “B” rated certificates of 875 basis points over the applicable U.S. Treasury Rate, a weighted average discount rate on unrated and interest-only certificates of 29.1%, weighted-average life of 181 months and no expected annual credit losses. At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of cash flows on the REMIC Certificates retained by the Company to immediate 10% and 20% adverse changes in those assumptions are as follows: (dollar amounts in thousands)

	Estimated Fair Value	Carrying Amount
Retained Interests in REMIC Securitizations:
Available-for-sale REMIC Certificates	$19,814	$19,814
Held-to-maturity REMIC Certificates	34,325	53,340

Totals	$54,139	$73,154

	10% Adverse Change Decline in Fair Value	20% Adverse Change Decline in Fair Value
Key Assumption Sensitivity Analysis:
Average Spread and Discount Rate Assumption
Average Spread on “B” rated certificates—875 basis points	$335	$656
Average discount rate on Unrated and I/O certificates—29.1%	$2,924	5,520

Total	$3,259	$6,176

U.S. Treasury Rate Assumption (5.0%)	$194	$384

Weighted-Average Life Assumption (181 Months)	$583	$1,049

Expected Credit Loss Assumption (No Expected Losses)	$5,329	$10,658

During 2001, the Company sold certain REMIC Certificates classified as available-for-sale, with a net book value of $19,035,000 prior to a valuation reserve of $1,010,000 that was classified as available-for-sale. The sale resulted in net proceeds of $17,894,000 and a realized loss of $1,141,000.

As of December 31, 2001 and 2000, available-for-sale certificates were recorded at their fair value of approximately $19,814,000 and $42,362,000, respectively. Unrealized holding losses on available-for-sale certificates of $803,000 and $315,000 were included in comprehensive income for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000 held-to-maturity certificates had a book value of $53,340,000 and $52,600,000, respectively and a fair value of $34,325,000 and $32,241,000, respectively. As of December 31, 2001 none of the REMIC pools had experienced any realized losses nor had any of the Company’s REMIC Certificate investments been determined to be permanently impaired.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Asset Securitizations

The Company is a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC (securitization) when a securitization provides the Company with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to the Company’s current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 2001 the Company has completed four securitization transactions, however, no securitizations occurred during 2000 or 2001, nor is the Company under commitment to complete any securitization in the future.

From its past securitizations, the Company receives annual sub-servicing fees which range from 2.0 to 3.0 basis points of the outstanding mortgage loan balances in each of the REMIC pools. Additionally, through the REMIC Certificates retained by the Company from past securitizations, the Company receives cash flows and the rights to future cash flows resulting from cash received on the underlying mortgage loans in the REMIC pools. All of the investors in the REMIC Certificates and the REMIC Trusts themselves have no recourse to the Company’s assets for failure by any obligor to the REMIC Trust assets (the mortgages) to pay when due, or comply with any provisions of the mortgage contracts. The REMIC Certificates are classified separately on the balance sheet and interest income earned shown separately on the income statement. Sub-servicing fees and related fees associated with the REMIC Certificates are included in other income.

Certain cash flows received from and paid to REMIC Trusts are as follows: (dollar amounts in thousands)

	Year Ended
	2001	2000
Cash flow received on retained REMIC Certificates	$18,224	$18,940
Servicing and related fees received	$359	$336
Servicing advances made	$1,166	$2,052
Repayments of servicing advances	$1,532	$2,282

At December 31, 2001 scheduled distributions of principal on REMIC Certificates retained by the Company are: $0; $0; $7,804,000; $10,119,000; $6,609,000 and $38,894,000 for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter. These amounts are based upon the scheduled remaining amortization periods of the underlying mortgages, which may be subject to change. Currently, the Company has no mortgage loans in its portfolio held for securitization. Quantitative information relating to subserviced mortgage loans including delinquencies and net credit losses is as follows: (dollar amounts in thousands)

	2001	2000	1999
Average balance of loans in REMIC pools	$340,607	$353,300	$372,292
Year-end balance of loans in REMIC pools	$334,394	$348,201	$361,896

Net credit losses	$0	$0	$0
Net credit losses to average REMIC pool loans	0%	0%	0%
Delinquencies (greater than 30 days) to year-end REMIC pool loans	0.7%	2.0%	2.2%

8.    CLC Healthcare, Inc., formerly LTC Healthcare, Inc.

At LTC Healthcare Inc.’s annual meeting of stockholders held February 6, 2002, the stockholders approved a change in the name of LTC Healthcare, Inc. to CLC Healthcare, Inc. (“CLC”).

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 1998, the Company completed the spin-off of all CLC voting common stock through a taxable dividend distribution to the holders of the Company’s common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures. Upon completion of the distribution, CLC began operating as a separate public company. Beginning in September 1999, CLC began operating skilled nursing facilities owned or financed by the Company and from that date through the current date, assumed operations of additional facilities and closed certain facilities on the Company’s behalf. These facilities were previously financed or leased to operators who experienced financial difficulties to such extent that the operators were not able to comply with lease provisions or debt provisions underlying the properties. As such, CLC primarily assumed operations for these properties that were in need of assistance. As a result CLC took over operations of troubled facilities and was not able to pay, nor did the Company record as income, rent under its leases or interest on its line of credit with the Company in 2001.

As of December 31, 2001, 24 of the Company’s skilled nursing facilities with 2,651 beds, which represents approximately 9.8%, or $58,151,000 (including impairments totaling $2,964,000 on three facilities) of the Company’s direct real estate investment portfolio were leased to CLC. Rents under these leases totaled approximately $3,148,000, annually. These leases were cancelled and replaced with new leases in January 2002 as more fully discussed below. In addition, CLC operates one skilled nursing facility securing a mortgage loan payable to a REMIC pool originated by the Company.

Subsequent to December 31, 2001, the Company sold to an unrelated party two properties in Illinois operated by CLC. CLC will continue to operate these facilities until the new owner obtains a license and regulatory approval. Additionally, subsequent to December 31, 2001, the Company agreed to sell a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. CLC has certain rights to extend the note at its maturity. LTC-Fort Tucum, now owned by CLC has acquired two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., in a deed-in-lieu of foreclosure transaction. These properties are financed with debt from a REMIC pool originated by the Company. CLC expects to begin operating the two facilities during the second quarter of 2002. Additionally, in January 2002, the Company acquired a skilled nursing facility in Texas operated by CLC through the assumption of a $1,357,000 mortgage loan payable to a REMIC pool originated by the Company and a cash payment of $505,000.

As a result of the subsequent events, the Company leases 23 facilities to CLC under individual six-year leases that provide for total rents of $3,000,000; $4,000,000; $4,750,000; $5,350,000; $5,900,000 and $6,500,000 respectively, in years 2002 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the lease, of CLC. Additionally, CLC owns and operates the two New Mexico facilities discussed above that are financed with mortgage loans payable to a REMIC pool originated by the Company.

On November 21, 2001, the Company entered into a Securities Purchase Agreement with CLC pursuant to which the Company purchased from CLC $8,500,000 face value of 7.5% convertible subordinated debentures of Regent for $7,800,000. The purchase price represented the Company’s estimate of the fair market value of the debentures. The Company purchased these debentures to add them with other Regent debentures the Company had acquired and to use the total debentures as part of the consideration necessary to acquire two assisted living centers from Regent. These acquired facilities were leased to an unrelated party at an annual lease amount in the first year of $1,800,000. The lease is for 10 years and increases by $200,000 in the second and third years, by $100,000 in years four and five and then by 2% each year thereafter. The purchase price of $7,800,000 was applied to reduce the total indebtedness owed by CLC to the Company.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 17, 2001, the Company entered into an Assignment and Assumption Agreement (“Agreement”) with Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, to sell to Holdings the right to receive common stock of ALC to be distributed pursuant to the First Amended Joint Plan of Reorganization of Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc. (“Plan”). The Plan was subsequently confirmed at a hearing on December 5, 2001.

On December 31, 2001, Holdings issued a Promissory Note (“Note”) in accordance with the Agreement in the face amount of $7,000,000 in payment for the right to receive 1,238,076 shares of ALC common stock distributed pursuant to the Plan (approximately $5.65 per share). The price of the shares was determined by reference to Exhibit G, Volume II of II of ALC’s First Amended Joint Plan of Reorganization. This Exhibit G reported that the projected stockholders’ equity of ALC upon emergence from bankruptcy to be $32,799,000 and to be $37,117,000 on December 31, 2002. ALC issued 6,500,000 shares of new common stock at emergence which results in a calculated valuation of $5.05 and $5.71 per share value as of January 1, 2002 and December 31, 2002, respectively. The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually. The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC.

Prior to ALC’s emergence from bankruptcy, Holdings owned $5,715,000 face value of ALC’s 5.625% convertible subordinated debentures and 30,847 shares of ALC’s common stock. As a result of the Plan, Holdings received $1,382,000 of ALC’s new Senior Secured Notes bearing interest at 10.0% per annum, payable semi-annually in arrears; $524,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8.0% per annum and thereafter payable in cash at 12.0% per annum, payable semi-annually in arrears and 214,250 shares of ALC common stock. Additionally, Holdings received 468 shares of ALC common stock in exchange for the 30,847 shares owned prior to emergence. All of these securities are additional collateral for the $7,000,000 note but have not been given value on the Company’s balance sheet. At December 31, 2001, the fair market value of these additional securities was approximately $2,052,000. At December 31, 2001, the Company recorded the Note at a value of approximately $3,095,000 which represented only the then fair market value of the 1,238,076 shares acquired by Holdings pursuant to the Agreement.

On December 20, 2001, the Company entered into an agreement to acquire from CLC six skilled nursing facilities and four assisted living facilities. The total purchase price was approximately $45,860,000 subject to mortgage debt assumed of approximately $33,062,000 and minority interest of approximately $3,518,000. Of the mortgage debt assumed, $16,395,000 was payable to REMIC pools originated by the Company and $16,667,000 of mortgage debt was payable to an unrelated third party. The Company and CLC relied on current appraisals of the properties in establishing the purchase/sale price. The $9,285,000 net proceeds from this transaction were used by CLC to reduce their total indebtedness to the Company. These properties will generate approximately $3,760,000 in annual rental income before debt service costs of $2,997,000 (of which $2,529,000 is interest expense and $467,000 is principal) resulting in $1,231,000 in additional future earnings.

Additionally, in December 2001, the Company agreed to forgive approximately $4,401,000 in amounts owed by CLC to the Company, which the Company had not recognized as income. This forgiveness was granted to compensate CLC for assuming operations and absorbing losses on certain facilities that the Company and CLC agreed should be, and subsequently were, closed. This and the other transactions mentioned above reduced CLC’s indebtedness to the Company under the line of credit to $5,342,000 at December 31, 2001.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cumulatively, the above transactions reduced CLC’s indebtedness to the Company by approximately $21,485,000 and will (not including recording interest income on the $7,000,000 note) increase the Company’s rental income by approximately $5,560,000 and net cash flow after debt service payments by approximately $1,297,000 in 2002.

All of the aforementioned transactions between the Company and CLC were approved by the respective  disinterested and/or independent members of the Board of Directors of each company. All interested and/or non-independent Board members abstained from any such vote.

In February 2002, the independent members of CLC’s Board of Directors approved, in principle, an Administrative Services Agreement between CLC and the Company. This agreement would terminate on June 30, 2007 and provide that during its term, the Company will provide office space and certain management and administrative services to CLC for a fee of approximately $1,000,000 per year beginning as of July 1, 2002. Currently, several of the Company’s Directors and Officers also serve as Directors and/or Officers of CLC.

In April 2001, the Company’s Board of Directors approved an indemnification agreement covering four of the Company’s officers who also serve as officers of CLC and one current CLC outside director.

During 2001, the Company sold all 180,000 shares of CLC common stock it owned at December 31, 2000. The shares were sold to CLC for $225,000, excluding selling commissions, which was the fair market value as of the date of sale. The Company recognized a loss of $386,000 on the sale of these shares. The Company sold these shares because the recently enacted Tax Relief Extension Act of 1999 (“Act”) provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10% of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the Act include the line of credit provided by the Company to CLC. In order to qualify as safe harbor debt and retain REIT status, the Company was required to hold only such debt or the shares. As of December 31, 2000 and 1999, the Company owned 180,000 and 239,000 shares, respectively, of CLC common stock. At December 31, 2000 and 1999, the Company’s investment in CLC common stock was recorded at its fair value of $236,000 and $480,000, respectively, in the accompanying balance sheet. An unrealized holding loss of $185,000 and $181,000, respectively, is included in comprehensive income for the years ended December 31, 2000 and 1999.

The Company has provided CLC with a $20,000,000 secured line of credit that bears interest at 10% and matures in April 1, 2008. This agreement contains a provision for acceleration should there be a change of control of CLC. As of December 31, 2001, and 2000, $5,342,000 and $16,582,000, respectively, was outstanding under the line of credit. Under the terms of our Senior Secured Revolving Line of Credit, the Company is permitted to loan CLC up to $25,000,000. The Company and CLC have not increased the $20,000,000 secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board. During the years ended December 31, 2001 and 2000, the Company recorded interest income of $0 and $1,713,000, respectively on the average outstanding principal balance under the line of credit.

While the Company believes that CLC has significantly improved the operations of the nursing facilities it operates, the Company will continue to record amounts due from CLC based on the Company’s evaluation of collectibility during 2002.

On June 23, 2000, the Company’s Board of Directors appointed CLC as the Company’s exclusive sales agent for all skilled nursing facilities for a period of one year and approved a commission agreement with CLC. Pursuant to the agreements, during 2000, the Company paid CLC sales commissions of $1,600,000. During 1999, the Company had an administrative services agreement with CLC. Accordingly, CLC reimbursed the Company

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for administrative and management advisory services in the amount of $740,000 for the year. The administrative services agreement was suspended effective January 1, 2000. The Company received no reimbursement for administrative and management advisory services in 2000 or 2001.

Pursuant to an intercompany agreement entered into at the time CLC was formed, CLC has agreed not to engage in activities or make investments that involve real estate, unless it has first provided written notice to the Company of the material terms and conditions of such activities or investments, and the Company has determined not to pursue such activities or investments either by providing written notice to CLC rejecting the opportunity or by allowing a 10-day notice period to lapse. Pursuant to the intercompany agreement, CLC and the Company also agreed to notify each other of, and make available to each other, investment opportunities that they develop or of which they become aware but are unable or unwilling to pursue. The intercompany agreement has a term of 10 years but shall terminate earlier upon a change of control of the Company.

As of December 31, 2000, 29 skilled nursing facilities with a gross carrying value of $67,107,000 were leased to CLC. Also as of December 31, 2000, CLC had mortgage loans secured by six skilled nursing facilities with a total outstanding principal of $16,433,000 and a weighted average interest rate of 9.25% payable to REMIC pools originated by the Company. During 2000, the Company recorded rental income of approximately $6,176,000 on properties leased to CLC.

As of December 31,1999, 17 skilled nursing facilities with a gross carrying value of $36,055,000 were leased to CLC. Also, as of December 31, 1999, CLC had mortgage loans secured by eight skilled nursing facilities with total outstanding principal of $30,424,000 and a weighted average interest rate of 9.18% payable to the Company’s REMIC pools. During 1999, the Company recorded rental income of approximately $779,000 on properties leased to CLC.

9.    Notes Receivable

During 2001, the Company received notes receivable of $8,483,000 in conjunction with the sale of two schools and two skilled nursing facilities. The notes mature in 2002, 2003 and 2004 and have a combined weighted average interest rate of 10.2%. Subsequent to December 31, 2001, one note from a school sale in the amount of $1,585,000 was paid at maturity. Additionally the Company received a five-year, $7,000,000, face value, note from CLC in connection with the sale of the right to receive ALC stock. The Company has recorded this note at a value of $3,095,000. (See Note 8. CLC Healthcare, Inc., formerly LTC Healthcare, Inc.) Interest of 2% is due annually and interest of 5% accrues to the principal balance of the note.

During 2000, the Company received three short term notes receivable of $3,055,000 in conjunction with the sale of one skilled nursing facility, one assisted living facility and one school. Two of the notes totaling $2,955,000 were paid at maturity in 2001. The remaining note of $100,000 is interest only and matures in 2002. Additionally, the Company received a three-year, interest only, $2,000,000 note with an interest rate of 10%. This note is a deposit on a skilled nursing facility in Florida. The gross sales price of this facility is approximately $6,000,000.

10.    Marketable Debt Securities

As of December 31, 2000 the Company had acquired $4,195,000 face amount of ALC 5.625% convertible subordinated debentures due May 2003 and $15,645,000 face amount of ALC 6.0% convertible subordinated debentures due November 2002 for an aggregate purchase price of $13,097,000. The amortized cost and fair value as of December 31, 2000 was $15,873,000 and $8,696,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company purchased $3,833,000 and $6,875,000 face value of the 5.625% and 6.0% debentures, respectively, for approximately $2,784,000. During the first three quarters of 2001, the Company recorded an impairment charge of $9,829,000 related to the investment in ALC debentures and recorded no interest accretion or interest income relating to these debentures in 2001. Thus, prior to ALC’s reorganization discussed below, the Company owned $30,548,000 in face amount of ALC debentures.

In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws. (See Note 3. Major Operators.) The filing was pre-negotiated with sufficient debt holders to allow for ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. The final order affirming the reorganization was made in December 2001, consequently the Company reflected the transactions as of December 31, 2001. The Company agreed to reduce rents under leases with ALC by $875,000 a year beginning January 1, 2002, and received a lease rejection claim of $2,500,000 for this concession. Under the provisions of ALC’s reorganization plan at the date of emergence from bankruptcy, the Company was entitled to receive, in addition to common stock, due to its ownership of the subordinated debentures and lease rejection claim, $7,986,000 of ALC’s new Senior Secured Notes bearing interest at 10% per annum, payable semi-annually in arrears and $3,026,000 of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears.

At December 31, 2001, the Company had recorded new Senior Secured Notes at their estimated fair market value of $6,788,000 and the new Junior Secured Notes at their estimated fair market value of $1,967,000. This resulted in a credit to comprehensive income of approximately $3,610,000. The estimated fair value is based on recent quotes from a broker, who trades in these securities.

11.    Debt Obligations

Bank Borrowings.    On October 31, 2000, the Company entered into a new Senior Secured Revolving Line of Credit Agreement (the “Senior Secured Revolving Line of Credit”) that expires on October 2, 2004. The Senior Secured Revolving Line of Credit initially provided for $185,000,000 of total commitments with periodic reductions of these commitments to fully retire the commitments as of October 2, 2004. As of December 31, 2001, commitments outstanding were $120,000,000. Specifically scheduled available commitments as of December 31, 2002 and 2003 are $95,000,000 and $75,000,000 respectively. The credit facility also requires the Company to pay an additional fee of 4% of the then outstanding available commitment level as of October 2, 2002. The scheduled commitment level as of October 2, 2002 is $95,000,000. Another provision of this agreement requires certain levels of commitment reductions as a result of asset sales, financings, equity offerings and repayment of mortgages. As a result of sales of assets during 2000, the available commitment balance at December 31, 2000 was $173,960,000.

The Senior Secured Revolving Line of Credit pricing varies between LIBOR plus 2.00% and LIBOR plus 3.00% depending on the Company’s leverage ratio and at December 31, 2000 the Company’s weighted average interest rate was 9.215%, reflecting a pricing of LIBOR plus 2.50%. During 2001, the Company borrowed $50,000,000 and repaid $64,000,000 under this credit facility. As of December 31, 2001 borrowings of $104,000,000 bearing interest at LIBOR plus 2.25% (4.3225% weighted average) were outstanding under this credit facility and the Company had reduced the commitment level from $185,000,000 at inception to $120,000,000.

Subsequent to December 31, 2001, the Company received two mortgage loan repayments, totaling approximately $3,387,000. Current provisions of the credit facility requires the Company to apply 50% of Net Cash Proceeds, as defined in the credit facility, to reduce outstanding commitments and as such, commitments were reduced to $118,300,000 in February 2002.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under covenants contained in the credit agreement, the Company is required to maintain, among other things, at December 31, 2001: (i) a ratio of senior debt to tangible net equity of no more than 0.65 to 1.0; (ii) a ratio of funded debt to tangible net equity of no greater than 1.0 to 1.0; (iii) a minimum tangible net worth of at least $300,000,000; and (iv) a ratio of cash flow to interest expense of at least 1.5 to 1.0. Covenant (iii) decreases to a minimum of tangible net worth of at least $275,000,000 when commitments drop to $100,000,000 or less. The Company is in compliance with all covenants at December 31, 2001. Beginning in January 2003, the credit facility commitments reduce by $5,000,000 and then every three months by additional $5,000,000 reductions to a final balance of $60,000,000 due at maturity.

In addition to the 4% fee payable on October 2, 2002, the Company must issue book value units to the lenders under the Company’s Secured Line of Credit that entitle them to a right to participate in any increase in the Company’s book value per common share (measured at September 30, 2004) in excess of the Company’s book value per common share at September 30, 2000, less $2.00 per share from such excess. The Company is required to issue 20,000 book value units for each $1,000,000 of outstanding commitments at October 2, 2002. The Company’s book value per common share at September 30, 2000 was $8.92, thus, the book value per common share at September 30, 2004 would have to be in excess of $10.92 in order for the Company to be obligated to pay any money to the lenders for their book value units. At December 31, 2001, the Company’s book value per common share was $9.53 and outstanding commitments under the Company’s Secured Line of Credit were $120,000,000; however, the Company is required to reduce commitments to $95,000,000 on October 1, 2002. Assuming outstanding commitments were $95,000,000 on October 2, 2002, the Company would be required to issue to the lenders 1,900,000 book value units. The Company will still be obligated to pay the lenders any amounts due them relating to the book value units as of September 30, 2004, even if the Company repays in full and terminates the Secured Line of Credit after October 2, 2002.

Under the terms of the Senior Secured Revolving Line of Credit the Company is limited in any fiscal year from paying total common and preferred cash dividends to no more than 110% of consolidated taxable income. At inception, $183,290,000 of owned properties, $113,842,000 of mortgage loans receivable and $96,332,000 of REMIC Certificates were pledged as collateral. At December 31, 2001, $189,417,000 of owned properties and all of the Company’s mortgage loans and REMIC Certificates were pledged as collateral. Additional provisions in the Senior Secured Revolving Line of Credit provide for the release of certain collateral when the commitments are reduced to $100,000,000 or less and $60,000,000 or less. The credit facility allows the Company to buy back its stock once the commitments are $135,000,000 or less.

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

Convertible Subordinated Debentures (dollar amounts in thousands):

Interest Rate	Maturity	Conversion Price per share	Outstanding Principal at December 31,
			2001	2000
8.50%	January 2001	$15.50	$—	$11,849
7.75%	January 2002	$16.50	2,408	2,408
8.25%	July 2001	$17.25	—	10,385

			$2,408	$24,642

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 2, 2001 the Company borrowed $12,000,000 under the Company’s credit facility to pay in full the 8.50% and on July 1, 2001 the Company borrowed $5,000,000 under the Company’s credit facility and used $5,385,000 of cash on hand to pay in full the 8.25% Convertible Subordinated Debentures.

On January 2, 2002, the Company paid with cash on hand $2,408,000 to retire the 7.75% Convertible Subordinated Debentures.

Mortgage Loans Payable.    During 2001, the Company acquired six skilled nursing facilities and six assisted living facilities that were subject to the assumption of existing non-recourse mortgage debt totaling $50,774,000 that bears interest at a weighted average rate of 8.36% and matures on various dates over the next 27 years.

Mortgage loans payable and weighted average interest rates were (dollar amounts in thousands):

Maturity	December 31, 2001	Rate	December 31, 2000	Rate
2002	$11,126	12.00%	$14,413	10.87%
2003	13,852	12.00%	16,071	11.96%
2004	5,387	11.63%	3,889	11.50%
2005	28,842	9.43%	11,172	11.64%
2006	39,014	9.25%	39,495	9.25%
Thereafter	64,011	8.22%	18,301	8.81%

	$162,232		$103,341

As of December 31, 2001 and 2000, the aggregate carrying value of real estate properties securing the Company’s mortgage loans payable was $222,619,000 and $145,644,000, respectively.

Bonds Payable and Capital Leases.    At December 31, 2001 and 2000, the Company had outstanding principal of $7,265,000 and $7,550,000, respectively on multifamily tax-exempt revenue bonds that are secured by five assisted living facilities in Washington. These bonds bear interest at a variable rate that is reset weekly and matures during 2015. For the year ended December 31, 2001, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 6.0%. Additionally, at December 31, 2001 and 2000, the Company had outstanding principal of $4,076,000 and $4,127,000, respectively on a multi-unit housing tax-exempt revenue bond that bears interest at 8.75% and matures in 2025 and is secured by one assisted living facility in Oregon.

At December 31, 2001 and 2000, the Company had outstanding principal of $4,653,000 and $4,900,000, respectively, under capital lease obligations. The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.6% and mature at various dates through 2013.

As of December 31, 2001 and 2000, the aggregate gross investment in real estate properties securing the Company’s bonds payable and capital leases was $25,719,000.

Scheduled Principal Payments.    Total scheduled principal payments for the mortgage loans payable, bonds payable and capital lease obligations as of December 31, 2001 were $13,972,000, $16,572,000, $8,248,000, $29,433,000, $38,459,000 and $71,542,000 in 2002, 2003, 2004, 2005, 2006 and thereafter.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stockholders’ Equity

Issuance of Stock.    The Company’s Series C Preferred Stock is convertible into 2,000,000 shares of the Company’s common stock, has a liquidation value of $19.25 per share and has an annual coupon of 8.5%, payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2001, 2000 and 1999.

During 2001, the Company repurchased and retired 10,800 shares of 9.5% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) for $197,000 and 7,000 shares of 9.0% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) for $120,000. At December 31, 2001, 3,069,200 shares of Series A Cumulative Preferred Stock and 1,993,000 shares of Series B Cumulative Preferred Stock were outstanding. Dividends on the Series A Preferred Stock and Series B Preferred Stock are cumulative from the date of original issue and are payable monthly to stockholders of record on the first day of each month. Dividends on the Series A Preferred Stock and the Series B Preferred Stock accrue at 9.5% and 9.0% per annum, respectively, on the $25.00 liquidation value per share (equivalent to a fixed annual amount of $2.375 and $2.25 per share, respectively). Both the Series A Preferred Stock and Series B Preferred Stock are currently redeemable at the $25.00 liquidation value per share. We currently do not have the intention to redeem either the Series A or Series B Preferred Stock; however, the Company may buy, from time to time, shares of the Series A and/or B Preferred Stock in the open market.

The liquidation preferences of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are pari passu. Neither the Series A Preferred Stock, Series B Preferred Stock nor Series C Preferred Stock have any voting rights.

Repurchase of Common Stock.    During the year ended December 31, 2001, the Company repurchased and retired 7,588,196 shares of common stock for an aggregate purchase price of approximately $41,737,000, an average of $5.50 per share. Of the shares repurchased, 6,060,996 were purchased pursuant to a tender offer for 6,000,000 shares, plus up to 2% of outstanding shares as allowed by tender offer regulations, at $5.75 per share plus costs. The balance of 1,527,200 shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Therefore, the Company continues to have an open Board authorization to purchase an additional 3,472,800 shares.

During 2000 and 1999 the Company repurchased and retired 1,005,600 and 649,800 shares of common stock, respectively, for an aggregate purchase price of $7,969,000 and $7,039,000, respectively.

Stock Based Compensation Plans.     During 1998, the Company adopted and its stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock have been reserved for stock based compensation awards. The 1998 Equity Participation Plan and the Company’s Restated 1992 Stock Option Plan under which 500,000 shares of common stock were reserved (collectively “the Plans”) provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of awards granted under the Plans are set by the Company’s compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date of grant. Total shares available for grant under the Plans as of December 31, 2001, 2000 and 1999 were 28,776, 19,880 and 507,040, respectively. We also utilized 5,000 shares authorized under the Plans to contribute to the Company’s deferred compensation plan. All options outstanding vest over five years from the original date of grant. Unexercised options expire seven years after the date of vesting.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonqualified stock option activity for the years ended December 31, 2001, 2000 and 1999 was as follows:

	Shares			Weighted Average Price
	2001	2000	1999	2001	2000	1999
Outstanding, January 1	509,000	23,000	23,000	$5.74	$14.86	$14.86
Granted	102,000	517,500	—	$5.29	$5.41	—
Exercised	—	—	—	—	—	—
Canceled	(66,000)	(31,500)	—	$7.73	$7.04	—

Outstanding, December 31	545,000	509,000	23,000	$5.41	$5.74	$14.86

Exercisable, December 31	102,000	16,500	18,000	$5.55	$15.41	$14.26

Restricted stock activity for the years ended December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999
Outstanding, January 1	265,560	264,400	393,000
Granted	—	23,000	448,800
Vested	(6,500)	—	(128,560)
Canceled	(49,896)	(21,840)	(448,840)

Outstanding, December 31	209,164	265,560	264,400

Compensation Expense	$24,000	$—	$—

In 2000, restricted stock awards aggregating 23,000 shares with a weighted average fair value on the dates of grant of $8.07 per share were granted to employees. These grants vest evenly over four or five years with the first vesting in January 2001.

In March 1999, all outstanding shares of restricted stock as of that date were cancelled. Subsequently, restricted stock awards aggregating 448,800 shares with a weighted average fair value on the date of grant of $11.50 per share were granted to employees and non-employee directors. Each grantee will vest shares equal to 10% of their total grant per year if the Company meets certain financial objectives and the grantee remains employed by the Company. If, in any given year, the Company does not meet the stated financial objectives then the shares scheduled to vest in that year will not vest and the vesting period will be extended by one year. There was no vesting in these restricted shares during 2001, 2000 or 1999. During 2000 and 1999, certain recipients of restricted stock awarded in those years immediately vested in a portion of such shares. Compensation expense related to the vested shares approximated compensation expense recognized in prior years on the unvested shares that were cancelled in 1999. Future compensation expense will be recognized over the service period at the market price per share on the date of vesting. None of these shares of restricted stock vested in 2000.

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company’s common stock.

As of December 31, 2001, 2000, and 1999, there were 545,000, 509,000, and 23,000 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in 2001 and 2000, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 4.48%. The weighted average fair value of the options granted was estimated to be $1.46. There was no material pro-forma effect on net income or earnings per share for the years ending December 31, 2001,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000, and 1999. The weighted average exercise price of the options was $5.29, $5.38 and $15.65 and the weighted average remaining contractual life was 5.0, 4.3, and 5.9 years as of December 31, 2001, 2000, and 1999, respectively.

Notes Receivable from Stockholders.    In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, the Company made full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans bear interest at the then current Applicable Federal Rate (“AFR”). In January 2000, the Board of Directors approved a new loan agreement for current executives and directors in the amounts of the then remaining principal balance of the original loans.

The current loan agreements provide that the interest rate is 6.07% (AFR for an equivalent 3 to 9 year instrument) and interest payments to be paid from dividends received on shares pledged as security for the notes during the quarter in which the interest is due. If the dividend does not fully pay the interest due or if no dividend is paid, the unpaid interest is added to the principal balance. In addition, the notes also require the borrower to reduce principal by one-half of the difference between the most recent dividend received on the pledged shares and the interest paid on the loans from that dividend. No dividend was paid on the Company’s common shares in 2001 and all interest due on these loans was accrued to the principal amounts.

During 2001, the Company granted a reduction in the loans to officers and Board Members with such loans. The loans were reduced to the sum of the shares collateralizing the notes times the net book value (“NBV”) of a share of common stock as of September 30, 2001. The NBV per share at that date was $8.60 and the closing price as reported by the NYSE was $5.13. This total reduction amounted to a non-cash charge of $2,453,000. The Company accounts for the shares underlying the loans that were modified under variable plan accounting as required by SFAS 123 “Accounting for Stock Based Compensation”.

Of this reduction, $1,617,000 was for the loan to the Company’s Chairman, CEO and President, Mr. Andre C. Dimitriadis. At December 31, 2001, Mr. Dimitriadis owned 1,103,619 shares of the Company’s common stock including the 333,500 shares collateralizing his note and 66,299 shares held in the Company’s deferred compensation plan. Since inception of the note in 1997 and as of December 31, 2001, Mr. Dimitriadis has paid in cash $856,000 in interest and $615,000 in principal reduction relating to this note. As a result of his loan reduction, Mr. Dimitriadis was excluded from participating in the bonus program in 2001. Approximately $437,000, in the aggregate, of the reduction was granted to two members of the Board of Directors who each own 46,000 shares collateralizing the loans.

Of the 102,000 stock options granted in 2001, none were granted to Mr. Dimitriadis or the two members of the Board mentioned above.

The remaining $399,000 reduction in stockholder notes was granted to three officers of the Company. The aggregate shares collateralizing these loans is 96,500.

The maturity date of these notes is December 31, 2008 and at that time the remaining principal amount is due in full. Additionally, the notes contain a provision that allows the borrower the option of fully discharging the then remaining principal balance of the loan by tendering the pledged shares as full payment upon the event of a change of control of the Company or upon the death of the borrower.

Unless the Board of Directors approves otherwise, loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change of control of the Company. In 2001, the Board of Directors approved the continuation of the December 31, 2008 maturity for one officer who resigned from the Company.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continues to have three notes due from two former officers and the estate of a former Board Member. These notes were not modified in 2000 or during 2001 and the interest was paid quarterly and is current on all of these notes. These remaining original notes provide for the same calculation of the periodic principal reductions; however, interest is payable every quarter, regardless of receipt of a dividend. The original notes convert to fully amortizing loans with 16 quarterly payments beginning in 2002. The original notes bear interest rates ranging from 5.77% to 6.63%.

The Company has no other loan programs for officers and/or directors and does not provide any guarantee to any officer and/or director or third party relating to purchases and sales of the Company’s common stock.

The Company no longer makes loans under this program and has not made a loan since 1998. At December 31, 2001, 2000 and 1999, loans totaling $8,042,000, $10,126,000 and $10,258,000, respectively were outstanding. At December 31, 2001, 2000 and 1999, the market value of the common stock securing these loans was approximately $4,972,000, $2,968,000 and $6,691,000, respectively.

13.    Contingencies

The Company currently requires, and intends to continue to require, all borrowers of funds from the Company and lessees of any of the Company’s properties to secure adequate comprehensive property and general and professional liability insurance that covers the Company, as well as the borrower and/or lessee. Recently, the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for nursing homes. The unavailability and increased cost of such insurance could have a material adverse effect on the ability of the lessees and operators, including their ability to make lease or mortgage payments. In addition, certain risks may be uninsurable, not economically insurable or insurance is not available and there can be no assurance that the Company, a borrower or a lessee will have adequate funds to cover all contingencies itself. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of the Company’s properties, the Company could be subject to an adverse claim including claims for general or professional liability; lose the capital the it has invested in the properties, as well as the anticipated future revenue from the properties and, in the case of debt which is with recourse to the Company, the Company would remain obligated for any mortgage debt or other financial obligations related to the properties.

14.    Distributions

The Company must distribute at least 90% of its taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or by distributions in the following year.

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2000 and 1999 were cash distributions. There were no distributions for common stock in 2001.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal income tax classification of the per share common stock distributions are (unaudited):

	2001	2000	1999
Ordinary income	$—	$0.701	$1.185
Non-taxable distribution	—	—	0.375
Section 1250 capital gain	—	0.146	—
Long term capital gain	—	0.023	—
Total	$—	$0.870	$1.560

15.    Net (Loss) Income Per Share

Basic and diluted net income per share were as follows (in thousands except per share amounts):

	2001	2000	1999
Net (loss) income	$(2,908)	$31,637	$31,827
Preferred dividends	(15,077)	(15,087)	(15,087)

Net (loss) income for basic net income per share	(17,985)	16,550	16,740
7.75% debentures due 2002	—	—	—
8.5% debentures due 2000	—	—	—
8.25% debentures due 1999	—	—	—
Other dilutive securities	—	—	—

Net (loss) income for diluted net income (loss) per share	$(17,985)	$16,550	$16,740

Shares for basic net income per share	23,924	26,108	27,412
Stock options	—	—	—
7.75% debentures due 2002	—	—	—
8.5% debentures due 2000	—	—	—
8.25% debentures due 1999	—	—	—
Other dilutive securities	—	—	—

Shares for diluted net income per share	23,924	26,108	27,412

Basic net (loss) income per share	$(0.75)	$0.63	$0.61

Diluted net (loss) income per share	$(0.75)	$0.63	$0.61

The conversion of subordinated debentures and stock options were anti-dilutive in 2001, 2000 and 1999.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Quarterly Financial Information (Unaudited)

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2001
Revenues	$18,278	$18,081	$17,057	$16,696
Net income (loss) available to common stockholders(1)	294	(15,403)	2,295	(5,171)
Basic net income (loss) per share	$0.01	$(0.61)	$0.09	$(0.26)
Diluted net income (loss) per share	$0.01	$(0.61)	$0.09	$(0.26)
Dividends per share	—	—	—	—

2000
Revenues	$22,506	$22,717	$21,536	$20,371
Net income (loss) available to common stockholders(2)	6,903	6,081	6,518	(2,952)
Basic net income (loss) per share	0.26	0.23	0.25	(0.11)
Diluted net income (loss) per share	0.26	0.23	0.25	(0.11)
Dividends per share	0.29	0.29	0.29	0.00

(1)	Includes impairment charges totaling $28,584. See Note 5. Impairment Charge.
(2)	Includes impairment charges totaling $14,822. See Note 5. Impairment Charge.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 14.    FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Financial Statement Schedules

The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

(b)  Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(c)  Reports on Form 8-K

None.

INDEX TO FINANCIAL STATEMENT SCHEDULES
(Item 14(a))

II. Valuation and Qualifying Accounts	69
III. Real Estate and Accumulated Depreciation	70
IV. Mortgage Loans on Real Estate	75

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

LTC PROPERTIES, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charge to Operations	Balance at End of Period
Allowance for Doubtful Accounts:

2001	$1,250	$ —	$1,250

2000	$1,250	$ —	$1,250

1999	$1,250	$ —	$1,250

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

	Encumbrances		Initial Cost to Company Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which carried at December 31, 2001			Accum. Deprec.(2)	Construction/ Renovation Date	Acquisition Date
						Land	Building and Improvements	Total(1)
Skilled Nursing Facilities:
Demopolis, AL	$10,245	(3)	$52	$2,160	$—	$52	$2,160	$2,212	519	1972	Jun-95
Fort Payne, AL	—	(3)	86	3,539	—	86	3,539	3,625	849	1967/1973	Jun-95
Jackson, AL	—	(3)	64	2,620	—	64	2,620	2,684	629	1964	Jun-95
Madison, AL	—	(3)	55	2,303	—	55	2,303	2,358	549	1964/1974	Jun-95
Phoenix, AL	—	(3)	52	2,130	—	52	2,130	2,182	509	1969	Jun-95
Bradenton, FL	—		330	2,720	—	330	2,720	3,050	749	1989	Sep-93
Clearwater, FL(17)	—		454	1,208	—	454	1,208	1,662	914	1965/1993	Sep-93
Lecanto, FL	—		351	2,665	2,251	351	4,916	5,267	1,169	1988	Sep-93
Chicago Heights, IL	—		221	6,406	—	221	6,406	6,627	1,639	1988	Sep-94
Rusk, TX	—		34	2,399	36	34	2,435	2,469	747	1969	Mar-94
Chesapeake, VA	—		388	3,469	34	388	3,503	3,891	907	1977	Oct-95
Richmond, VA	—		356	3,180	114	356	3,294	3,650	839	1970/1975/ 1980	Oct-95
Tappahannock, VA(17)	—		375	1,328	—	375	1,328	1,703	863	1977/1978	Oct-95
Toppanish, WA	2,525	(4)	67	2,719	—	67	2,719	2,786	648	1960/1970	Jun-95
Vancouver, WA	—	(4)	74	3,017	2	74	3,019	3,093	729	1952/1994	Jun-95
Jefferson, IA	10,196	(5)	86	1,883	163	86	2,046	2,132	394	1968/1972	Jan-96
Houston, TX	6,905	(9)	202	4,458	456	202	4,914	5,116	979	1961	Jun-96
Houston, TX	6,561	(10)	365	3,769	248	365	4,017	4,382	908	1964/1968	Jun-96
Montgomery, AL	3,716	(6)	243	5,327	—	243	5,327	5,570	1,086	1967/1974	Jan-96
Carroll, IA	—	(5)	47	1,033	54	47	1,087	1,134	214	1969	Jan-96
Houston, TX	—	(9)	202	4,458	449	202	4,907	5,109	979	1967	Jun-96
Whiteright, TX(17)	1,082		100	1,539	3	100	1,542	1,642	642	1962/1964/ 1965	Jan-96
Granger, IA	—	(5)	62	1,356	59	62	1,415	1,477	281	1979	Jan-96
Bedford, TX(17)	—	(5)	154	649	404	154	1,053	1,207	715	1960	Jan-96
Midland, TX	1,972		32	2,285	—	32	2,285	2,317	498	1973	Feb-96
Gardendale, AL	—		84	6,316	—	84	6,316	6,400	1,169	1976/1984	May-96
Polk City, IA	—	(5)	63	1,376	15	63	1,391	1,454	282	1976	Jan-96
Atmore, AL	—	(6)	131	2,877	—	131	2,877	3,008	586	1967/1974	Jan-96
Mesa, AZ	4,341		305	6,909	1,695	305	8,604	8,909	1,449	1975/1996	Jun-96
Houston, TX(17)	—	(10)	569	111	824	569	935	1,504	1,503	1967	Jun-96
Roberta, GA	—		100	2,400	208	100	2,608	2,708	472	1964	May-96
Norwalk, IA	—	(5)	47	1,033	46	47	1,079	1,126	214	1975	Jan-96
Altoona, IA	—	(5)	105	2,309	121	105	2,430	2,535	489	1973	Jan-96
Sacramento, CA	—		220	2,929	—	220	2,929	3,149	548	1968	Feb-97
Coffeyville, KS(17)	—		100	(100)	—	100	(100)	—	—	1962	May-97
Salina, KS(17)	—		100	1,153	445	100	1,598	1,698	282	1985	May-97
South Haven, KS(17)	—		—	—	—	—	—	—	—	1969	May-97
Portland, OR	—		100	1,925	457	100	2,382	2,482	398	1956/1974	Jun-97
Nacogdoches, TX	—		100	1,738	37	100	1,775	1,875	280	1973	Oct-97
Cushing, TX(17)	—		100	293	24	100	317	417	267	1973/1984	Oct-97
Mesa, AZ	2,879		420	4,258	37	420	4,295	4,715	529	1972	Oct-97
Wells, TX(17)	2,204	(7)	100	407	7	100	414	514	246	1980	Jan-98
Corrigan, TX(17)	—	(7)	100	407	7	100	414	514	246	1985	Jan-98
Groesbeck, TX	1,288		100	1,649	7	100	1,656	1,756	246	1972	Jan-98
Tampa, FL	—		100	6,402	41	100	6,443	6,543	879	1970	Jun-98
Jonesboro, GA	2,623		150	2,573	3	150	2,576	2,726	223	1970	Sep-99
Griffin, GA	4,678	(11)	500	2,900	—	500	2,900	3,400	259	1969	Sep-99
Atlanta, GA	—	(11)	175	1,282	3	175	1,285	1,460	15	1968	Sep-99
Des Moines, IA(17)	—		115	2,096	1,177	115	3,273	3,388	288	1972	Sep-99

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
(In thousands)

	Encumbrances		Initial Cost to Company Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which carried at December 31, 2001			Accum. Deprec.(2)	Construction/ Renovation Date	Acquisition Date
						Land	Building and Improvements	Total(1)
Olathe, KS	$—		$520	$1,872	$5	$520	$1,877	$2,397	159	1968	Sep-99
Venice, FL(17)	—		236	346	345	236	691	927	428	1969/1972	Sep-99
Sumner, IL	961		100	877	7	100	884	984	108	1968	Oct-99
Fort Worth, TX(17)	—		100	65	—	100	65	165	165	1974	Dec-99
Jessup, GA	6,500	(14)	35	465	38	35	503	538	38	1953	Dec-99
Fort Valley, GA	—	(14)	230	770	86	230	856	1,086	69	1965	Dec-99
Gardner, KS	—	(14)	729	4,478	196	729	4,674	5,403	319	1961/1974	Dec-99
Canyon, TX(17)	—		196	506	211	196	717	913	112	1985/86	Jun-00
Phoenix, AZ	7,250		300	9,703	—	300	9,703	10,003	489	1985	Aug-00
Tucson, AZ	6,130		276	8,924	—	276	8,924	9,200	449	1985/92	Aug-00
Holyoke, CO	—		211	1,514	257	211	1,771	1,982	108	1963	Nov-00
Manchester, TN(17)	—		50	954	83	50	1,037	1,087	55	1957/67/78	Nov-00
Dresden, TN(17)	—		31	1,529	119	31	1,648	1,679	67	1966	Nov-00
Ripley, TN(17)	—		20	985	81	20	1,066	1,086	52	1951	Nov-00
Tucson, AZ(17)	—		277	1,240	91	277	1,331	1,608	71	1974/84	Apr-01
Hereford, TX(17)	—		106	(106)	2	106	(104)	2	2	1985	Oct-01
Sumner, IL	1,547		40	1,220	—	40	1,220	1,260	—	1968	Dec-01
Roswell, NM	3,949		568	5,232	—	568	5,232	5,800	—	1975	Dec-01
Alamogordo, NM	4,672		210	2,590	—	210	2,590	2,800	—	1985	Dec-01
Richland Hills, TX	1,694		144	1,656	—	144	1,656	1,800	—	1976	Dec-01
Clovis, NM	1,599		561	5,539	—	561	5,539	6,100	—	1970	Dec-01
Clovis, NM	2,807		598	5,902	—	598	5,902	6,500	—	1969/95	Dec-01

Skilled Nursing Facilities	98,324		13,874	178,124	10,948	13,874	189,072	202,946	32,516

Assisted Living Residences:
Dodge City, KS	1,369		84	1,666	—	84	1,666	1,750	301	1995	Dec-95
Great Bend, KS	1,148		80	1,570	17	80	1,587	1,667	286	1995	Dec-95
McPherson, KS	986		79	1,571	—	79	1,571	1,650	283	1994	Dec-95
Salina, KS	1,150		79	1,571	—	79	1,571	1,650	283	1994	Dec-95
Longview, TX	—		38	1,568	—	38	1,568	1,606	267	1995	Oct-95
Marshall, TX	—		38	1,568	450	38	2,018	2,056	327	1995	Oct-95
Walla Walla, WA	7,265	(8)	100	1,940	—	100	1,940	2,040	308	1996	Apr-96
Greenville, TX	—		42	1,565	—	42	1,565	1,607	260	1995	Jan-96
Camas, WA	—	(8)	100	2,175	—	100	2,175	2,275	332	1996	May-96
Grandview, WA	—	(8)	100	1,940	—	100	1,940	2,040	311	1996	Mar-96
Vancouver, WA	—	(8)	100	2,785	—	100	2,785	2,885	423	1996	Jun-96
Athens, TX	—		96	1,511	—	96	1,511	1,607	252	1995	Jan-96
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	310	1996	Apr-96
Kennewick, WA	—	(8)	100	1,940	—	100	1,940	2,040	316	1996	Feb-96
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	228	1988	May-96
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	309	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	400	1996	Nov-96
Battleground, WA	—		100	2,500	—	100	2,500	2,600	343	1996	Nov-96
Hayden, ID	—		100	2,450	243	100	2,693	2,793	363	1996	Dec-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	313	1996	Dec-96
Newport, OR	—		100	2,050	—	100	2,050	2,150	281	1996	Dec-96
Tyler, TX	11,291	(13)	100	1,800	—	100	1,800	1,900	249	1996	Dec-96
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	256	1996	Dec-96
Ada, OK	—		100	1,650	—	100	1,650	1,750	230	1996	Dec-96
Nampa, ID	—		100	2,240	23	100	2,263	2,363	307	1997	Jan-97
Tulsa, OK	—	(13)	200	1,650	—	200	1,650	1,850	223	1997	Feb-97

LTC PROPERTIES INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
(In thousands)

	Encumbrances		Initial Cost to Company Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which carried at December 31, 2001			Accum. Deprec.(2)	Construction/ Renovation Date	Acquisition Date
						Land	Building and Improvements	Total(1)
Durant, OK	$—		$100	$1,769	$—	$100	$1,769	$1,869	230	1997	Apr-97
San Antonio, TX	—	(13)	100	1,900	—	100	1,900	2,000	244	1997	May-97
Troy, OH	—		100	2,435	306	100	2,741	2,841	335	1997	May-97
Waco, TX	—		100	2,235	—	100	2,235	2,335	279	1997	Jun-97
Tulsa, OK	—	(13)	100	2,395	—	100	2,395	2,495	298	1997	Jun-97
San Antonio, TX	—	(13)	100	2,055	—	100	2,055	2,155	258	1997	Jun-97
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	262	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	278	1997	Jul-97
York, NE	—		100	2,318	—	100	2,318	2,418	278	1997	Aug-97
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	299	1997	Aug-97
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	291	1997	Aug-97
Millville, NJ	—		100	2,825	—	100	2,825	2,925	335	1997	Aug-97
Fremont,OH	—		100	2,435	—	100	2,435	2,535	291	1997	Aug-97
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	290	1997	Aug-97
Greeley, CO	—		100	2,310	270	100	2,580	2,680	302	1997	Aug-97
Springfield, OH	—		100	2,035	270	100	2,305	2,405	267	1997	Aug-97
Watauga, TX	—		100	1,668	—	100	1,668	1,768	202	1996	Aug-97
Bullhead Ctiy, AZ	—		100	2,500	—	100	2,500	2,600	293	1997	Aug-97
Arvada, CO	6,803	(12)	100	2,810	276	100	3,086	3,186	352	1997	Aug-97
Edmond, OK	—	(13)	100	1,365	526	100	1,891	1,991	221	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	259	1996	Aug-97
Eugene, OR	—		100	2,600	—	100	2,600	2,700	303	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	259	1997	Sep-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	259	1997	Sep-97
Wheelersburg, OH	—		100	2,435	—	100	2,435	2,535	280	1997	Sep-97
Loveland, CO	—	(12)	100	2,865	270	100	3,135	3,235	350	1997	Sep-97
Wichita Falls,TX	—		100	2,750	—	100	2,750	2,850	319	1997	Sep-97
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	251	1997	Oct-97
Madison, IN	—		100	2,435	—	100	2,435	2,535	279	1997	Oct-97
Newark, OH	—		100	2,435	—	100	2,435	2,535	279	1997	Oct-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	263	1997	Dec-97
Newport Richey, FL	—		100	5,845	294	100	6,139	6,239	701	1986/1995	Jan-98
Fremont, CA	—		100	3,080	212	100	3,292	3,392	325	1998	Mar-98
RioRancho, NM	—		100	8,300	32	100	8,332	8,432	799	1998	Mar-98
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	275	1998	Mar-98
Tallahassee, FL	—	(13)	100	3,075	—	100	3,075	3,175	300	1998	Apr-98
Niceville, FL	—		100	2,680	—	100	2,680	2,780	257	1998	Jun-98
Longmont, CO	—	(12)	100	2,640	—	100	2,640	2,740	254	1998	Jun-98
Shelby, NC	—		100	2,805	2	100	2,807	2,907	269	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	255	1998	Jun-98
Portland, OR	4,076		100	7,622	—	100	7,622	7,722	700	1986	Jun-98
Tuscon, AZ	—		100	8,700	—	100	8,700	8,800	780	1998	Jun-98
Denison, IA	—		100	2,713	—	100	2,713	2,813	254	1998	Jun-98
Roseville, CA	—		100	7,300	—	100	7,300	7,400	657	1998	Jun-98
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	232	1998	Mar-99
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	205	1998	Mar-99
Greenville, NC	—		100	2,478	1	100	2,479	2,579	188	1998	Mar-99
Sumter, SC	—		100	2,351	—	100	2,351	2,451	175	1998	Mar-99
Central, SC	—		100	2,321	—	100	2,321	2,421	165	1998	Mar-99
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	173	1998	Mar-99
New Bern, NC	—		100	2,428	1	100	2,429	2,529	156	1998	Mar-99

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
(In thousands)

	Encumbrances		Initial Cost to Company Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which carried at December 31, 2001			Accum. Deprec.(2)	Construction/ Renovation Date	Acquisition Date
						Land	Building and Improvements	Total(1)
Goldsboro, NC	$—		$100	$2,386	$1	$100	$2,387	$2,487	153	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	216	1999	Jul-99
Rocky River, OH	11,325	(15)	760	6,963	—	760	6,963	7,723	504	1998	Oct-99
Erie, PA	—	(15)	850	7,477	—	850	7,477	8,327	563	1998	Oct-99
Lakeland, FL	—		519	2,313	79	519	2,392	2,911	141	1968/74/96	Jul-00
Cordele, GA	—		153	1,455	80	153	1,535	1,688	87	1987/88	Jul-00
Vacaville, CA	8,683		1,662	11,634	—	1,662	11,634	13,296	—	1998	Dec-01
Bakersfield, CA	9,243		834	11,986	—	834	11,986	12,820	—	1998	Dec-01
Bexley, OH	16,563	(16)	306	4,196	—	306	4,196	4,502	—	1992	Dec-01
Worthington, OH	—	(16)	—	6,102	—	—	6,102	6,102	—	1993	Dec-01
Arlington, OH	—	(16)	629	6,973	—	629	6,973	7,602	—	1993	Dec-01
Worthington, OH	—	(16)	—	3,402	—	—	3,402	3,402	—	1995	Dec-01

Assisted Living Residences	79,902		13,365	266,588	3,955	13,365	270,543	283,908	25,251

Schools
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	816	1930/1998	Dec-98

Schools	—		100	6,000	3,170	100	9,170	9,270	816

	$178,226		$27,339	$450,712	$18,073	$27,339	$468,785	$496,124	$58,583

(1)	The aggregate cost for federal income tax purposes.
(2)
Depreciation for building is calculated using a 35 year life for skilled nursing facilities and 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7-year life for all facilities.

(3)	Single note backed by five facilities in Alabama.
(4)	Single note backed by two facilities in Washington.
(5)	Single note backed by six facilities in Iowa and one facility in Texas.
(6)	Single note backed by two facilities in Alabama.
(7)	Single note backed by two facilities in Texas.
(8)	Single note backed by five facilities in Washington.
(9)	Single note backed by two facilities in Texas.
(10)	Single note backed by two facilities in Texas.
(11)	Single note backed by two facilities in Georgia.
(12)	Single note backed by three facilities in Colorado.
(13)	Single note backed by one facility in Florida, three facilities in Oklahoma, and three facilities in Texas.
(14)	Single note backed by one facility in Kansas and two facilities in Georgia.
(15)	Single note backed by one facility in Ohio and one facility in Pennsylvania.
(16)	Single note backed by four facilities in Ohio.
(17)	Impairment charge totaling $32,510,000 was taken against 20 facilities (noted above).

LTC PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

Activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

	Real Estate & Equipment	Accumulated Depreciation
Balance at December 31, 1998	$410,659	$26,972
Additions	44,362	13,237
Conversion of mortgage loans into owned properties	47,554	—
Impairment charge	(7,662)	(234)

Balance at December 31, 1999	494,913	39,975
Additions	22,495	15,145
Conversion of mortgage loans into owned properties	12,255	—
Impairment charge	(7,529)	—
Cost of real estate sold	(53,636)	(7,939)

Balance at December 31, 2000	468,498	47,181
Additions	73,107	13,695
Conversion of mortgage loans into owned properties	3,899	—
Impairment Charges	(16,755)	—
Cost of real estate sold	(32,625)	(2,293)

Balance at December 31, 2001	$496,124	$58,583

LTC PROPERTIES, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
(dollars in thousands)

State	Number of Facilities	Units/Beds	Interest Rate (1)	Final Maturity Date	Balloon Amount (2)	Current Monthly Debt Service	Face Amount of Mortgages	Carrying Amount of Mortgages December 31, 2001	Principal Amount of Loans Subject to Delinquent Principal or Interest
SC	5	509	13.05%	2003	$10,754	$123	$11,250	$10,741	$—
CO	2	230	11.75%	2007	5,412	62	6,000	5,788	—
CA	1	151	10.15%	2018	—	31	3,171	2,992	—
NE	1	44	11.44%	2008	2,875	30	3,036	2,992	—
OH	1	150	10.69%	2006	4,579	50	5,200	4,907	—
FL	1	191	12.00%	2017	—	49	4,500	4,174	—
CA	1	212	10.41%	2018	—	35	3,500	3,298	—
FL	1	94	10.27%	2007	2,879	31	3,290	3,152	—
NE	1	47	11.44%	2008	3,071	32	3,243	3,196	—
Various (3)	35	3,265	9.26%–13.7%	2002–2018	38,449	552	58,669	53,621	3,945

	49	4,893			$68,019	$995	$101,859	$94,861	$3,945

(1.)
Represents current stated interest rate. Generally, the loans have 25 year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2.)	Balloon payment is due upon maturity, generally the 10th year of the loan, with various prepayment penalties (as defined in the loan agreement).
(3.)	Includes 44 first-lien mortgage loans as follows:

# of Loans	Original loan amounts:
25	$247–$2,000
9	$2,001–$3,000
6	$3,001–$4,000
1	$4,001–$5,000
2	$5,001–$6,000
1	$6,001–11,250

Activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

Balance at December 31, 1998	$180,964
New mortgage loans	6,678
Additional funding of existing loans	1,890
Conversion of notes to owned properties	(47,554)
Impairment charges	(2,806)
Collections of principal	(6,729)

Balance at December 31, 1999	132,443
Additional funding of existing loans	964
Conversion of notes to owned properties	(12,131)
Impairment charges	(5,088)
Collections of principal	(8,789)

Balance at December 31, 2000	107,399
Conversion of notes to owned properties	(3,247)
Collections of principal	(9,291)

Balance at December 31, 2001	$94,861

INDEX TO EXHIBITS
(Item 14(b))

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 1996)

3.3
Articles Supplementary Classifying 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.4	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.5
Articles Supplementary Classifying 2,000,000 Shares of 9.0% Series B Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 2.5 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on December 15, 1997)

3.6
Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.7
Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.8
Articles Supplementary Classifying 40,000 shares of Series D Junior Participating Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on May 9, 2000)

4.1
Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)

4.2
Second Supplemental Indenture dated as of September 21, 1995 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $51,500,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2001 (incorporated by reference to Exhibit 10.17 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 1995)

4.3
Third Supplemental Indenture dated as of September 26, 1995 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999 (incorporated by reference to Exhibit 10.19 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 1995)

4.4
Fourth Supplemental Indenture dated as of February 5, 1996 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 7.75% Convertible Subordinated Debentures due 2002 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1995)

4.5
Fifth Supplemental Indenture dated as of August 23, 1996 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4.5 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

INDEX TO EXHIBITS—(Continued)
(Item 14(b))

Exhibit Number	Description
4.6
Sixth Supplemental Indenture dated as of December 30, 1998 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

4.7
Seventh Supplemental Indenture dated as of January 14, 1999 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999 (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

4.8	Rights Agreement dated as of May 2, 2000 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on May 9, 2000)

10.1
Pooling and Servicing Agreement, dated as of July 20, 1993, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc., as Special Servicer and originator and Union Bank, as trustee (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)

10.2
Pooling and Servicing Agreement, dated as of November 1, 1994, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc., as Special Servicer and originator and Marine Midland Bank, as trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.’s Form 10-K dated December 31, 1994)

10.3	Amended Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1995)

10.4
Pooling and Servicing Agreement dated as of March 1, 1996, among LTC REMIC Corporation, as depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc., as Special Servicer and Originator, LaSalle National Bank, as Trustee and ABN AMRO Bank, N.V., as fiscal agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 1996)

10.5	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1996)

10.6
Subservicing Agreement dated as July 20, 1993 by and between Bankers Trust Company, as Master Servicer and LTC Properties, Inc., as Special Servicer (incorporated by reference to Exhibit 10.25 to LTC Properties, Inc.’s Form 10-K/A for the year ended December 31, 1996)

10.7
Custodial Agreement dated as of July 20, 1993 by and among Union Bank, as Trustee, LTC REMIC Corporation, as Depositor, and Bankers Trust Company as Master Servicer and Custodian (incorporated by reference to Exhibit 10.26 to LTC Properties, Inc.’s Form 10-K/A for the year ended December 31, 1996)

10.8
Form of Certificates as Exhibit as filed herewith to the Pooling and Servicing Agreement dated as of July 20, 1993 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and Union Bank as Trustee (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)

10.9
Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of November 1, 1994 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and Marine Midland Bank as Trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)

INDEX TO EXHIBITS—(Continued)
(Item 14(b))

Exhibit Number	Description
10.10
Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of March 1, 1996 among LTC REMIC Corporation, as Depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and LaSalle National Bank as Trustee and ABN AMRO Bank N.V., as Fiscal Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 1996)

10.11
Subservicing Agreement dated as of May 14, 1998, by and between GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Subservicer (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.12
Pooling and Servicing Agreement dated as of April 20, 1998 among LTC REMIC IV Corporation, LaSalle National Bank and LTC Properties, Inc. (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.13
Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.5 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.14
Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.15
Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.16	LTC Properties, Inc. 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.17
Second Amended and Restated Employment Agreement between Andre C. Dimitriadis and LTC Properties, Inc. dated March 26, 1999 (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1 thereto dated June 23, 2000

10.18
Amended and Restated Employment Agreement between James J. Pieczynski and LTC Properties, Inc. dated March 26, 1999 (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998), as superceded by Separation Agreement effective July 1, 2000

10.19
Amended and Restated Employment Agreement between Christopher T. Ishikawa and LTC Properties, Inc. dated March 26, 1999 (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1 thereto dated June 23, 2000

10.20
Amended and Restated Employment Agreement between Julia L. Kopta and LTC Properties, Inc. dated January 1, 2000 (incorporated by reference to Exhibit 10.33 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Amendment No. 1 thereto dated June 23, 2000

10.21
Amended and Restated Employment Agreement between Wendy L. Simpson and LTC Properties, Inc. dated April 10, 2000, as amended by Amendment No. 1 thereto dated June 23, 2000 (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22
Promissory Note dated January 1, 2000, executed by Andre C. Dimitriadis in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.23 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

INDEX TO EXHIBITS—(Continued)
(Item (14(b))

Exhibit Number	Description
10.23
Promissory Note dated January 1, 2000, executed by James J. Pieczynski in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.24 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.24
Promissory Note dated January 1, 2000, executed by Wendy L. Simpson in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.25 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.25
Promissory Note dated January 1, 2000, executed by Christopher T. Ishikawa in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.26 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.26
Promissory Note dated January 1, 2000, executed by Edmund C. King in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.27 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.27
Promissory Note dated January 1, 2000, executed by Sam Yellen in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.28	Senior Secured Revolving Credit Agreement dated October 31, 2000 (incorporated by reference to Exhibit 10.29 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.29
First Amendment to Revolving Credit Agreement dated March 23, 2001 (incorporated by reference to Exhibit 10 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.30
Second Amendment to Revolving Credit Agreement dated May 29, 2001 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.31
Secured Term Loan with Heller Healthcare Financial, Inc. dated June 29, 2001 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.32
Second Amended and Restated Promissory Note with LTC Healthcare, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.33	Security Agreement with LTC Healthcare, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.34	Form of Individual Indemnity Agreements between LTC Properties and Andre Dimitriadis; Christopher Ishikawa; Julia Kopta; Wendy Simpson; Bary Bailey and Steven Stuart dated March 18, 2001

10.35	Employment Agreement between Alex J. Chavez and LTC Properties, Inc. dated September 4, 2001

10.36	Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001

10.37	Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP with respect to the financial information of the Company

99.0	Risk Factors

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18,2002	LTC Properties, Inc. Registrant

	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson Vice Chairman, Chief Financial Officer and Director

/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Chairman of the Board, Chief Executive Officer and Director	March 18, 2002

/s/ WENDY L. SIMPSON Wendy L. Simpson	Vice Chairman, Chief Financial Officer and Director	March 18, 2002

/s/ EDMUND C. KING Edmund C. King	Director	March 18, 2002

/s/ TIMOTHY J. TRICHE Timothy J. Triche	Director	March 18, 2002

/s/ SAM YELLEN Sam Yellen	Director	March 18, 2002