Form 10-Q
period 2002-03-31
LTC PROPERTIES INC
filed 2002-05-14
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission file number 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

Maryland	71-0720518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

300 Esplanade Drive, Suite 1860
Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8655
(Registrant’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Shares of Registrant’s common stock, $.01 par value, outstanding at May 8 – 18,393,322

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2002

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2002 – $62,114; 2001 – $58,583	$408,026	$410,202
Land	28,096	27,339
Mortgage loans receivable, net of allowance for doubtful accounts: 2002 – $1,280; 2001 – $1,250	87,270	93,611
REMIC Certificates	72,297	73,154

Real estate investments, net	595,689	604,306
Other Assets:
Cash and cash equivalents	3,217	6,322
Debt issue costs, net	3,334	3,578
Interest receivable	3,590	3,258
Prepaid expenses and other assets	2,299	2,423
Notes receivable (includes $3,095 due from CLC Healthcare, Inc.)	12,965	14,584
Marketable debt securities	8,781	8,755
Line of credit due from CLC Healthcare, Inc.	5,435	5,342

	39,621	44,262

Total Assets	$635,310	$648,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible subordinated debentures	$—	$2,408
Bank borrowings	97,000	104,000
Mortgage loans and notes payable	160,518	162,232
Bonds payable and capital lease obligations	15,609	15,994
Accrued interest	1,102	1,210
Accrued expenses and other liabilities	5,718	7,138
Distributions payable	981	1,803

Total Liabilities	280,928	294,785
Minority interest	13,155	13,404
Stockholders’ equity:
Preferred stock $0.01 par value: 10,000 shares authorized; shares issued and outstanding: 2002 – 7,062; 2001 – 7,062	165,183	165,183
Common stock: $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2002 – 18,393; 2001 – 18,393	185	185
Capital in excess of par value	254,975	254,930
Cumulative net income	225,007	218,826
Notes receivable from stockholders	(7,848)	(8,042)
Accumulated comprehensive income	2,465	2,437
Cumulative distributions	(298,740)	(293,140)

Total Stockholders’ Equity	341,227	340,379

Total Liabilities and Stockholders’ Equity	$635,310	$648,568

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Rental income	$10,868	$10,174
Interest income from mortgage loans and notes receivable	2,593	3,434
Interest income from REMIC Certificates	3,267	4,026
Interest and other income	745	644

Total revenues	17,473	18,278

Expenses:
Interest expense	5,426	6,054
Depreciation and amortization	3,713	3,739
Minority interest	321	235
Impairment charge	—	4,500
Operating and other expenses	1,760	1,628

Total expenses	11,220	16,156

Operating income	6,253	2,122
Gain (loss) on sale of assets, net	(72)	1,944

Net income	6,181	4,066
Less: Preferred dividends	3,758	3,772

Net income available to common stockholders	$2,423	$294

Net Income per Common Share:
Basic	$0.13	$0.01

Diluted	$0.13	$0.01

Comprehensive Income
Net income available to common stockholders	$2,423	$294
Unrealized gain (loss) on available-for-sale securities	28	(406)
Reclassification adjustment	—	366

Total comprehensive income	$2,451	$254

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$6,181	$4,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,713	3,739
Impairment charge	—	4,500
Other non-cash charges	1,094	883
Loss on the sale of other assets	—	386
Loss (gain) on sale of real estate investments, net	72	(2,330)
Decrease in accrued interest	(108)	(265)
Net change in other assets and liabilities	(1,889)	(2,701)

Net cash provided by operating activities	9,063	8,278

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(653)	(146)
Proceeds from sale of real estate investments and other assets, net	(458)	12,500
Principal payments on mortgage loans receivable	4,009	338
Advances under line of credit to CLC Healthcare, Inc.	(704)	(1,650)
Payments on line of credit to CLC Healthcare, Inc.	611	—
Other	1,587	795

Net cash provided by investing activities	4,392	11,837

FINANCING ACTIVITIES:
Borrowings under the line of credit	—	12,000
Repayments of bank borrowings under line of credit	(7,000)	(15,000)
Principal payments on mortgage loans payable and capital lease obligations	(949)	(641)
Redemption of convertible subordinated debentures	(2,408)	(11,849)
Distributions paid	(6,422)	(3,772)
Other	219	(303)

Net cash used in financing activities	(16,560)	(19,565)

(Decrease) increase in cash and cash equivalents	(3,105)	550
Cash and cash equivalents, beginning of period	6,322	1,870

Cash and cash equivalents, end of period	$3,217	$2,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,255	$6,095
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	2,332	611
Increase in short term notes receivable related to the disposition of real estate properties	—	5,183
Assumption of mortgage loans payable related to acquisitions of real estate properties	1,357	—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

LTC Properties, Inc. (the “Company”), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. The Company qualifies as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.	Real Estate Investments

Owned Properties.    At March 31, 2002, the Company owned 71 skilled nursing facilities with a total of 8,457 beds, 89 assisted living facilities with 4,222 units and one school located in 24 states. During the three months ended March 31, 2002, the Company sold two skilled nursing facilities in Illinois for approximately $2,100,000 in cash and used the proceeds and available cash to pay off $2,562,000 in mortgage debt due to REMIC pools originated by the Company. The Company recognized a loss of approximately $72,000.

Additionally, during the quarter ended March 31, 2002, the Company purchased one skilled nursing facility in Grapevine, Texas for a total cost of $1,862,000. The Company paid approximately $505,000 in cash and assumed $1,357,000 in mortgage debt due to a REMIC pool originated by the Company. This facility was leased to CLC Healthcare, Inc.

During the three months ended March 31, 2002, one mortgage loan on a skilled nursing facility in Jacksonville, Florida converted to an owned property as a result of a deed-in-lieu of foreclosure. A new operator will begin operating this facility in May 2002.

Subsequent to March 31, 2002, the Company sold five skilled nursing facilities that were in a partnership in which the Company is the general partner. The Company received approximately $9,824,000 in cash, a note for approximately $3,550,000, and a reduction of approximately $10,247,000 in mortgage debt due to REMIC pools originated by the Company. Annual rental revenue to the Company from these five properties was approximately $2,100,000 before net interest expense of approximately $800,000. Net proceeds from this sale will be used to pay off mortgage debt maturing in 2002.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Subsequent to March 31, 2002, the Company terminated five leases with one operator. In addition, two loans on one facility with the same operator are currently in default. The Company’s gross investment in these properties is approximately $21,311,000. Annual interest and rental income from these properties was approximately $2,110,000. The Company has an agreement to lease, to another operator for approximately $1,000,000 per year, two of the five leased facilities representing approximately $8,316,000 in original investment. One of the five leased facilities, which was subject to an impairment charge in 2001, has been closed. No further impairment charge was required in the first quarter of 2002, however there can be no assurance that an impairment charge will not be required in the future. The Company is continuing to negotiate with operators to lease the remaining facilities.

Mortgage Loans.    At March 31, 2002 the Company had 41 mortgage loans secured by first mortgages on 38 skilled nursing facilities with a total of 4,233 beds and eight assisted living residences with a total of 369 units located in 21 states. At March 31, 2002, the mortgage loans had interest rates ranging from 9.3% to 13.5% and maturities ranging from 2002 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

REMIC Certificates.    As of March 31, 2002 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $266,435,000 and 7.34%. As of March 31, 2002, the carrying value of the subordinated REMIC Certificates held by the Company was $72,297,000. The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.75% at March 31, 2002.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity. As of March 31, 2002, available-for-sale certificates were recorded at their fair value of approximately $18,721,000. An unrealized holding gain on available-for-sale certificates of $28,000 was included in comprehensive loss for the three months ended March 31, 2002. An unrealized holding loss of $406,000 was included in comprehensive income for the same period in 2001. At March 31, 2002 held-to-maturity certificates had a book value of $53,576,000 and a fair value of $34,736,000. As of March 31, 2002, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 33.54% and 11.94%, respectively.

3.	Impairment Charge

The Company periodically performs a comprehensive evaluation of its real estate investment portfolio. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount of the real estate over its fair value less cost to sell as per Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In determining fair value, the Company uses current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows. During the three months ended March 31, 2002, there were no indications that any of the Company’s investments required an impairment charge or an additional impairment charge for those

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

properties previously impaired. However, the long-term care industry has experienced significant adverse changes which have resulted in continued operating losses by certain of the Company’s operators and in some instances the filing by certain operators for bankruptcy protection. Thus, the Company cannot predict what, if any, impairment charge may be needed in the future.

During the three months ended March 31, 2001 the Company recorded an impairment charge of approximately $4,500,000. The impairment charge included the write-down of the carrying value to the estimated net realizable value of one owned skilled nursing facility of $2,000,000, notes receivable of $1,500,000 and $1,000,000 in the book value of the Company’s investment in the convertible subordinated debentures of Assisted Living Concepts, Inc. (“ALC”).

4.	CLC Healthcare, Inc.

As of March 31, 2002, 23 skilled nursing facilities with 2,617 beds and a gross carrying value of $57,808,000 or 9.9% of the Company’s direct real estate investment portfolio were operated by CLC Healthcare, Inc. (“CLC”). These facilities are leased to CLC under individual six-year leases that provided for total rents of $3,000,000; $4,000,000; $4,750,000; $5,350,000; $5,900,000 and $6,500,000 respectively, in years 2002 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the lease, of CLC. Additionally, CLC owns and will operate two skilled nursing facilities in New Mexico, discussed more fully below, that are financed with mortgage loans payable to a REMIC pool originated by the Company. During the three months ended March 31, 2002, the Company was due rental income of approximately $525,000 from CLC as compared to $851,000 during the same period in 2001. For the three months ended March 31, 2002, the Company has classified the rents due from CLC as non-accrual rents but has not forgiven any current rents due.

During the three months ended March 31, 2002, the Company sold a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. CLC has certain rights to extend the note at its maturity. The $500,000 note is a full recourse obligation of LTC-Fort Tucum, Inc. and is secured by all the assets owned now or in the future by LTC-Fort Tucum, Inc. and contains a provision of acceleration should there be a change of control of LTC-Fort Tucum, Inc. LTC-Fort Tucum, now owned by CLC, has acquired two skilled nursing facilities in New Mexico, previously financed with debt from a REMIC pool originated by the Company. CLC expects to begin operating the two facilities during the second quarter of 2002.

During the three months ended March 31, 2001, the Company sold all 180,000 shares of CLC common stock it owned at December 31, 2000. The shares were sold to CLC for $225,000, not including selling commissions, which was the fair market value as of the date of sale. The Company recognized a loss of $386,000 on the sale of these shares. The Company sold these shares because the Tax Relief Extension Act of 1999 (“Act”) provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10% of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the Act include the line of credit provided by the Company to CLC. In order to qualify as safe harbor debt and retain its REIT status, the Company was required to hold only such debt or the shares.

The Company has provided CLC with a $20,000,000 secured line of credit that bears interest at 10% and matures on April 1, 2008. This agreement contains a provision for acceleration should there be a change of control of CLC. As of March 31, 2002 and December 31, 2001, $5,435,000 and $5,342,000, respectively, were outstanding under the line of credit. During the quarter ended March 31, 2002, the Company advanced CLC

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$704,000 under the line of credit and CLC repaid $611,000 on the line of credit. Under the terms of the Secured Revolving Credit, the Company is permitted to loan CLC up to $25,000,000. During April 2002, CLC drew an additional $88,000 under the line of credit. The Company and CLC have not increased the $20,000,000 secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board. The Company reserved for, but has not forgiven, interest due from CLC under the line of credit during the first quarter of 2002. During the quarters ended March 31, 2002 and 2001, the Company recorded interest income of $0 and $437,000, respectively, on the average outstanding principal balance under the line of credit. The Company has granted a waiver through April 30, 2002 for unpaid interest of $132,000 for January through March 2002.

Additionally, the Company holds a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. “(Holdings”), a wholly owned subsidiary of CLC, in the face amount of $7,000,000. The Note was received in December 2001 in exchange for the Company’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001. The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually. The Company did not accrue any interest income on the Note during the first quarter of 2002. The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC. At March 31, 2002 Holdings owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of the stock on March 31, 2001 of $4,649,000. At March 31, 2002, the book value of the note was $3,095,000 which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2001.

In February 2002, the independent members of CLC’s Board of Directors approved, in principle, an Administrative Services Agreement between CLC and the Company. This agreement would terminate on June 30, 2007 and provide that during its term, the Company will provide office space and certain management and administrative services to CLC for a fee of approximately $1,000,000 per year beginning as of July 1, 2002. Additionally, the Company has an indemnification agreement covering four of the Company’s officers who also serve as officers of CLC and one current CLC outside director.

5.	Debt Obligations

As of March 31, 2002, $97,000,000 was outstanding under the Company’s Senior Secured Revolving Line of Credit (the “Secured Revolving Credit”). During the three months ended March 31, 2002, pricing under the Secured Revolving Credit was LIBOR plus 2.25%. At March 31, 2002, the Company’s weighted average interest rate was 4.13%.

During the three months ended March 31, 2002, the Company received two mortgage loan repayments totaling approximately $3,387,000. Provisions of the credit facility required the Company to apply 50% of the Net Cash Proceeds, as defined in the credit facility, to reduce outstanding commitments, and therefore, commitments were reduced to $118,300,000 in February 2002.

At maturity, January 2, 2002, the Company redeemed $2,408,000 of convertible subordinated debentures.

6.	Stockholders’ Equity

During the three months ended March 31, 2002, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,820,000, $1,120,000 and $1,636,000 ($818,000 of which was accrued at December 31, 2001), respectively. During the first quarter of 2002 the Company declared and paid cash dividends of $0.10 per share on its common stock totaling $1,843,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Subsequent to March 31, 2002 the Company declared a cash dividend of $0.10 per share on its common stock payable June 28, 2002 to stockholders of record on June 24, 2002.

7.	Major Operators

As of March 31, 2002, Sun Healthcare Group, Inc. (“Sun”) operated 14 facilities (13 leases and one loan) with 1,714 beds/units representing approximately 11.2%, or $65,872,000, of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes, secured by first mortgages). Additionally, at March 31, 2002 Sun operated 10 skilled nursing facilities securing eight mortgage loans payable to REMIC pools originated by the Company. During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code and operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until it emerged from bankruptcy in February 2002. Concurrently, 13 leases the Company had directly with Sun were affirmed; additionally one of the leases related to the loan was affirmed.

As of March 31, 2002, ALC operated 37 assisted living facilities with 1,434 units representing approximately 15.0%, or $88,105,000, of the Company’s direct real estate investment portfolio. On December 31, 2001, ALC emerged from bankruptcy.

As of March 31, 2002, Alterra Healthcare Corporation (“Alterra”) operated 35 assisted living facilities with 1,416 units representing 14.4%, or $84,194,000 of the Company’s direct real estate investment portfolio. Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity. The Company cannot, at this time predict or quantify what, if any, impact any ultimate restructuring could have on the Company. As of April 2002, Alterra was current on all rents due the Company.

As of March 31, 2002, Sunwest Management, Inc. (“Sunwest”) operated 7 assisted living facilities with 693 units representing 10.6%, or $62,074,000, of the Company’s direct real estate investment portfolio.

CLC Healthcare, Inc. (See Note 4. — CLC Healthcare, Inc.)

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2002	2001

Net income	$6,181	$4,066
Preferred dividends	(3,758)	(3,772)

Net income for basic net income per share	2,423	294
Effect of dilutive securities:
8.25% convertible debentures due 2001	—	—
8.50% convertible debentures due 2001	—	—
7.75% convertible debentures due 2002	—	—
Other dilutive securities	—	—

Net income for diluted net income per share	$2,423	$294

Shares for basic net income per share	18,393	26,031
Effect of dilutive securities:
Stock options	123	—
8.25% convertible debentures due 2001	—	—
8.50% convertible debentures due 2001	—	—
7.75% convertible debentures due 2002	—	—
Other dilutive securities	—	—

Shares for diluted net income per share	18,516	26,031

Basic net income per share	$0.13	$0.01

Diluted net income per share	$0.13	$0.01

Item 2. Management’s	Discussion And Analysis Of Financial Condition And Results Of Operations

Operating Results

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues for the three months ended March 31, 2002 decreased to $17.5 million from $18.3 million for the same period in 2001. Rental income for the three months ended March 31, 2002 increased $0.7 million compared to the same period of 2001 primarily as a result of the acquisition of properties in December 2001 and rental increases provided for in the lease agreements, partially offset by the elimination of rents from sold properties and closed facilities. Same store rental income, properties owned for the three months ended March 31, 2002 and the three months ended March 31, 2001, decreased $0.2 million primarily due to the reduction of rents due from Assisted Living Concepts, Inc. Interest income from mortgage loans and notes receivable decreased $0.8 million primarily as a result of the early payoff of four mortgage loans, the conversion of one mortgage loan to an owned property and the effect of not accruing interest on one mortgage loan and the line of credit with CLC as discussed in Note 4. — CLC Healthcare, Inc. Interest income from REMIC Certificates for the three months ended March 31, 2002 decreased $0.8 million compared to the same period of 2001 due to the amortization of the related asset and the sale of REMIC Certificates in the third quarter of 2001. Interest and other income for the three months ended March 31, 2002 was comparable to the same period in 2001.

Interest expense decreased by $0.6 million to $5.4 million for the three months ended March 31, 2002 from $6.0 million during the same period in 2001, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization expense for the first quarter of 2002 was comparable to the first quarter of 2001 due to the sale of properties which was offset by the conversion of mortgage loans into owned properties and the acquisition of properties in December 2001. The Company recorded a $4.5 million impairment charge during the first quarter of the prior year. No such charge was recorded in the first quarter of 2002 as discussed in Note 3. — Impairment Charge. Operating and other expenses for the three months ending March 31, 2002 were comparable to the same period in 2001.

During the three months ended March 31, 2002, the Company sold two skilled nursing facilities in Illinois for $2.1 million which resulted in a net loss of approximately $0.1 million. During the same period in 2001, the Company reported a gain of $1.9 million related to the sale of three schools and one skilled nursing facility, and the sale of its investment in the common stock of CLC, net of operating losses from two skilled nursing facilities.

Net income available to common stockholders increased to $2.4 million for the three months ended  March 31, 2002 from $0.3 million for the same period in 2001, due largely to the impairment in 2001 discussed above partially offset by a $1.9 million gain on sale of assets in 2001.

Liquidity and Capital Resources

At March 31, 2002 the Company’s real estate investment portfolio (before accumulated depreciation and amortization) consisted of $498.2 million invested primarily in owned long-term care facilities, mortgage loans of approximately $87.3 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $72.3 million with a weighted average effective yield of 17.75%. At March 31, 2002 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $266.4 million and 7.34%. The Company’s portfolio consists of direct investments (properties that the Company either owns or on which the Company holds promissory notes secured by a first mortgages) in 109 skilled nursing facilities, 97 assisted living facilities and one school in 30 states.

For the three months ended March 31, 2002, the Company had net cash provided by operating activities of $9.1 million. The Company acquired one skilled nursing facility in Texas for $0.5 million cash and the assumption of $1.4 million in mortgage debt payable to a REMIC pool originated by the Company. Additionally, the Company invested $0.2 million for renovation of owned properties. The Company sold two skilled nursing facilities resulting in a net loss of $0.1 million. The sale resulted in the pay off of $2.6 million of mortgage debt payable to REMIC pools originated by the Company. The sale also resulted in a net cash payment of $0.5 million by the Company. The Company received $4.0 million in principal payments on mortgage loans receivable including $3.4 million in prepayments of two loans on skilled nursing facilities in North Carolina and California. The Company provided CLC with an additional $0.1 million in borrowings, net of payments, under the $20.0 million secured line of credit that bears interest at 10% and matures in April 1, 2008. In addition, one mortgage loan on a skilled nursing facility in Florida with a principal balance of $2.3 million converted an owned property as a result of a deed-in-lieu of foreclosure transaction.

During the three months ended March 31, 2002, the Company repaid $7.0 million of bank borrowings and redeemed $2.4 million of convertible subordinated debentures at maturity. During the three months ended  March 31, 2002, the Company paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1.8 million, $1.1 million, and $1.6 million ($0.8 million of which was accrued at December 31, 2001), respectively. Additionally, the Company paid a cash dividend on its common stock totaling $1.9 million. The Company has declared a $0.10 dividend per share on its common stock payable on June 28, 2002; however, the Company is giving no assurances that this amount or any amount will be a continuing common dividend in the near future.

The Company will continue to pursue sales of assets and alternative financings in 2002 in order to comply with the credit facility’s commitment reductions and mortgage loan maturities. In the aggregate, the Company is required to make payments in 2002 of at least $25.4 million to reduce various obligations. The Company made $4.1 million of these payments in the first quarter of 2002.

The Company has terminated five leases with one operator. In addition, two loans on one facility with the same operator are currently in default. The Company’s gross investment in these properties is approximately $21.3 million. Annual interest and rental income from these properties was approximately $2.1 million. The Company has an agreement to lease, to another operator for approximately $1.0 million per year, two of the five leased facilities representing approximately $8.3 million in original investment. One of the five leased facilities, which was subject to an impairment charge in 2001, has been closed. No further impairment charge was required in the first quarter of 2002, however there can be no assurance that an impairment charge will not be required in the future. The Company is continuing to negotiate with operators to lease the remaining facilities.

On May 1, 2002, the Company sold five skilled nursing facilities that were in a partnership in which the Company is the general partner. The Company received approximately $9.8 million in cash, a note for approximately $3.5 million and a reduction of approximately $10.2 million in mortgage debt due to REMIC pools originated by the Company. Annual rental revenue to the Company from these five properties was approximately $2.1 million before net interest expense of approximately $0.8 million. Net proceeds from the sale will be used to pay off mortgage debt maturing in 2002.

The Company is in discussions with one lender to possibly sell a participation in certain of its currently unsecuritized mortgages. The Company can give no assurances that this financing will be completed.

Should an insufficient amount be raised to meet the Company’s debt obligations through asset sales or financings, the Company would need to again suspend paying a common dividend and perhaps some of the preferred dividends in order to apply funds from operations to debt reductions.

Alterra Healthcare Corporation (“Alterra”) operates 35 assisted living facilities with a total of 1,416 units owned by the Company representing approximately 14.4%, or $84.2 million, of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes secured by first mortgages). Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity. The Company cannot, at this time, predict or quantify what, if any, impact any ultimate restructuring could have on the Company. As of April 2002, Alterra was current on all rent due the Company.

The Company expects its future income and ability to make distributions from cash flows from operations to depend on the collectibility of its mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing facilities and assisted living facilities owned by or pledged to the Company and the school owned by the Company. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, the Company’s future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. The Company cannot presently predict what impact these proposals may have, if any. The Company believes that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing facilities, assisted living facilities and the school. In addition, the Company will monitor its borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

The Company’s investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company’s costs of financing its operations and the fair market value of its financial assets. The Company generally made loans that have predetermined increases in interest rates and leases that have agreed upon annual increases. In as much as the Company initially funded its investments with its Secured Revolving Credit, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase.

The REMIC Certificates retained by the Company are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of impairment to any of the underlying mortgages. The returns on the Company’s investment in REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs, meet debt obligations and provide funds for distribution to the holders of the Company’s preferred stock. Difficult capital market conditions in the health care industry have limited the Company’s access to traditional forms of growth capital. As a result of the tight capital markets for the health care industry, the Company has continued to limit its investment activity in 2002. If prevailing interest rates or other factors at the time of refinancing, if any, (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing the interest expense relating to the refinanced indebtedness would increase and therefore adversely affect the Company’s financial condition and results of operations.

Critical Accounting Policies

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001. Statement No. 144 on asset impairment supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to disposed of. The Company adopted Statement No. 144 on  January 1, 2002 and its adoption did not have a significant impact on the consolidated results of operations or financial position.

For further discussion of the Company’s critical accounting policies, see the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

Funds From Operations

Industry analysts generally consider funds from operations (“FFO”) to be an alternative measure of performance of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) has defined FFO as net income applicable to common stockholders (computed in accordance with GAAP) excluding gain (or loss) from debt restructuring, sales of property and impairment charges, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest.

The Company believes that FFO is an important supplemental measure of operating performance. FFO should not be considered as a alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. The Company believes that FFO is helpful in evaluating a REIT portfolio’s overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate asset diminishes predictably over time. FFO provides an alternative measure criteria, exclusive of certain non-cash charges included in GAAP income, by which to evaluate the performance of such investments. FFO, as used by the Company may not be comparable to similarly entitled items reported by other REITs.

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, in thousands, except per share amounts):

	Three Months ended March 31,
	2002	2001
Net income available to common stockholders	$2,423	$294
(Gain) loss on sale of assets, net	72	(1,944)
Impairment charge	—	4,500
Real estate depreciation	3,713	3,739

FFO available to common stockholders	$6,208	$6,589

Basic FFO per share	$0.34	$0.25

Diluted FFO per share	$0.34	$0.25

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may”, “will”, “expect”, “should” or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of the Company’s facilities as it affects the continuing ability of such operators to meet their obligations to the Company under the terms of the Company’s agreements with its borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations.

PART II

LTC PROPERTIES, INC.

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended  March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 13, 2002                                                      By:    /S/ WENDY L. SIMPSON
Wendy L. Simpson
Vice Chairman and Chief Financial Officer