Form 10-Q
period 2002-06-30
LTC PROPERTIES INC
filed 2002-08-14
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission file number 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	71-0720518 (I.R.S. Employer Identification No.)

300 Esplanade Drive, Suite 1860, Oxnard, California 93030
(Address of principal executive offices)

(805) 981-8655
(Registrant’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Shares of Registrant’s common stock, $.01 par value, outstanding at August 9, 2002—18,393,322

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2002

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2002—$62,551; 2001—$58,583	$394,327	$410,202
Land	27,803	27,339
Mortgage loans receivable, net of allowance for doubtful accounts: 2002—$1,280; 2001—$1,250	84,841	93,611
REMIC Certificates	69,066	73,154

Real estate investments, net	576,037	604,306
Other Assets:
Cash and cash equivalents	14,701	6,322
Debt issue costs, net	3,043	3,578
Interest receivable	3,645	3,258
Prepaid expenses and other assets	2,908	2,423
Notes receivable (includes $3,095 due from CLC Healthcare, Inc. in 2002 and 2001)	15,108	14,584
Marketable debt securities	8,781	8,755
Line of credit due from CLC Healthcare, Inc.	5,478	5,342

	53,664	44,262

Total Assets	$629,701	$648,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible subordinated debentures	$—	$2,408
Bank borrowings	96,000	104,000
Mortgage loans and notes payable	146,283	162,232
Bonds payable and capital lease obligations	15,528	15,994
Accrued interest	1,336	1,210
Accrued expenses and other liabilities	6,158	7,138
Distributions payable	981	1,803

Total Liabilities	266,286	294,785

Minority interest	13,404	13,404
Stockholders’ equity:
Preferred stock $0.01 par value: 10,000 shares authorized; shares issued and outstanding: 2002—7,062; 2001—7,062	165,183	165,183
Common stock: $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2002 —18,393; 2001—18,393	185	185
Capital in excess of par value	254,976	254,930
Cumulative net income	239,369	218,826
Notes receivable from stockholders	(7,822)	(8,042)
Accumulated comprehensive income	2,465	2,437
Cumulative distributions	(304,345)	(293,140)

Total Stockholders’ Equity	350,011	340,379

Total Liabilities and Stockholders’ Equity	$629,701	$648,568

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Rental income	$10,730	$10,139	$21,598	$20,313
Interest income from mortgage loans and notes receivable	2,525	3,174	5,118	6,608
Interest income from REMIC Certificates	3,219	4,010	6,486	8,036
Interest and other income	766	758	1,511	1,402

Total revenues	17,240	18,081	34,713	36,359

Expenses:
Interest expense	5,310	5,582	10,736	11,636
Depreciation and amortization	3,671	3,376	7,384	7,115
Minority interest	335	235	656	470
Impairment charge	4,882	18,366	4,882	22,866
Operating and other expenses	1,872	2,054	3,632	3,682

Total expenses	16,070	29,613	27,290	45,769

Operating income (loss)	1,170	(11,532)	7,423	(9,410)
Gain (loss) on sale of assets, net	13,192	(100)	13,120	1,844

Net income (loss)	14,362	(11,632)	20,543	(7,566)
Less: Preferred dividends	3,761	3,771	7,519	7,543

Net income (loss) available to common stockholders	$10,601	$(15,403)	$13,024	$(15,109)

Net Income (Loss) per Common Share:
Basic	$0.58	$(0.61)	$0.71	$(0.59)

Diluted	$0.55	$(0.61)	$0.70	$(0.59)

Comprehensive Income (Loss)
Net income (loss) available to common stockholders	$10,601	$(15,403)	$13,024	$(15,109)
Unrealized gain (loss) on available-for-sale securities	—	74	28	(332)
Reclassification adjustment	—	—	—	366

Total comprehensive income (loss)	$10,601	$(15,329)	$13,052	$(15,075)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$20,543	$(7,566)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,384	7,115
Impairment charge	4,882	22,866
Other non-cash charges	2,278	2,422
Loss on the sale of other assets	—	456
Gain on sale of real estate investments, net	(13,120)	(2,300)
Increase in accrued interest	162	31
Net change in other assets and liabilities	(1,743)	(1,898)

Net cash provided by operating activities	20,386	21,126

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(1,091)	(1,084)
Proceeds from sale of real estate investments and other assets, net	9,520	12,671
Principal payments on mortgage loans receivable	5,356	3,325
Advances under line of credit to CLC Healthcare, Inc.	(792)	(1,650)
Payments on line of credit to CLC Healthcare, Inc.	656	—
Other	1,565	2,799

Net cash provided by investing activities	15,214	16,061

FINANCING ACTIVITIES:
Borrowings under the line of credit	—	12,000
Repayments of bank borrowings under line of credit	(8,000)	(15,000)
Principal payments on mortgage loans payable and capital lease obligations	(5,058)	(981)
Redemption of convertible subordinated debentures	(2,408)	(12,120)
Repurchase of common stock	—	(4,703)
Distributions paid	(12,027)	(7,544)
Other	272	(904)

Net cash used in financing activities	(27,221)	(29,252)

Increase in cash and cash equivalents	8,379	7,935
Cash and cash equivalents, beginning of period	6,322	1,870

Cash and cash equivalents, end of period	$14,701	$9,805

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,051	$11,128
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	2,332	3,502
Increase in short term notes receivable related to the disposition of real estate properties	2,631	5,183
Assumption of mortgage loans payable related to acquisitions of real estate properties	1,357	—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General

LTC Properties, Inc. (the “Company”), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company is not taxed on its income that is distributed to its stockholders.

2.    Real Estate Investments

Owned Properties.    At June 30, 2002, the Company owned 66 skilled nursing facilities with a total of 8,003 beds, 89 assisted living facilities with 4,222 units and one school located in 24 states. During the six months ended June 30, 2002, the Company sold five skilled nursing facilities in Alabama for approximately $9,824,000 in cash, a 10-year $3,550,000 note with a face rate of 7.0% which the Company discounted to $2,631,000 for an effective rate of 13.0% and a reduction of $10,247,000 in mortgage debt due to a REMIC pool originated by the Company. The Company recognized a gain of approximately $13,192,000. Net proceeds from the sale will be used to meet debt maturities in the third quarter of 2002. Annual rental revenue to the Company from these five properties was approximately $2,100,000 before net interest expense of approximately $800,000. Also during the six months ended June 30, 2002, the Company sold, in one transaction, two skilled nursing facilities in Illinois for approximately $2,100,000 in cash and used the proceeds and available cash to pay off $2,562,000 in mortgage debt due to REMIC pools originated by the Company. The Company recognized a loss of approximately $72,000 from this sale.

During the six months ended June 30, 2002, the Company purchased one skilled nursing facility in Grapevine, Texas for a total cost of $1,862,000. The Company paid approximately $505,000 in cash and assumed $1,357,000 in mortgage debt due to a REMIC pool originated by the Company. This facility was leased to CLC Healthcare, Inc.

During the six months ended June 30, 2002, one mortgage loan on a skilled nursing facility in Jacksonville, Florida was reclassified to an owned property as a result of a deed-in-lieu of foreclosure transaction. A new operator began operating this facility in May 2002.

Subsequent to June 30, 2002, the Company sold (in separate transactions) two closed, previously impaired skilled nursing facilities in Arizona and Texas resulting in net proceeds of approximately $1,899,000 and a

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

combined gain of approximately $368,000. Proceeds from these sales were used to reduce amounts outstanding and $930,000 of the proceeds was used to reduce commitments under the Senior Secured Revolving Line of Credit.

Mortgage Loans.    At June 30, 2002 the Company had 40 mortgage loans secured by first mortgages on 37 skilled nursing facilities with a total of 4,185 beds and eight assisted living residences with a total of 369 units located in 20 states. At June 30, 2002, the mortgage loans had interest rates ranging from 9.3% to 13.7% and maturities ranging from 2003 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

Subsequent to June 30, 2002 the Company sold, to a private bank, a non-recourse senior participation interest in 22 of the Company’s first mortgages with a total balance outstanding of approximately $58,627,000. The sales agreement provides that the private bank will receive 9.25% per annum interest and all principal payments from these mortgages until the senior participation is retired. There is no specific principal maturity date for the senior participation other than the principal maturity dates of the underlying mortgages. The Company will continue to receive interest from these mortgages above the 9.25% paid to the private bank and will resume collecting principal once the senior participation is repaid in full. The weighted average interest rate of these mortgages is approximately 11.6%. The Company sold the senior participation interest for $30,000,000 and received $29,750,000 in net proceeds, which it used to reduce commitments and amounts outstanding under the Senior Secured Revolving Line of Credit.

REMIC Certificates.    As of June 30, 2002 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $251,562,000 and 7.36%. As of June 30, 2002, the carrying value of the subordinated REMIC Certificates held by the Company was $69,066,000. The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.55% at June 30, 2002.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity. As of June 30, 2002, available-for-sale certificates were recorded at their fair value of approximately $17,559,000. An unrealized holding gain on available-for-sale certificates of $28,000 was included in comprehensive income for the six months ended June 30, 2002. An unrealized holding loss of $332,000 was included in comprehensive loss for the same period in 2001. At June 30, 2002 held-to-maturity certificates had a book value of $51,507,000 and a fair value of $32,907,000. As of June 30, 2002, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 33.81% and 11.94%, respectively.

3.    Impairment Charge

The Company periodically performs an evaluation of its real estate investment portfolio. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount of the real estate over its fair value less cost to sell as per Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

determining fair value, the Company uses current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows. During the six months ended June 30, 2002, the Company recorded an impairment charge of $4,882,000. Of this charge, $1,600,000 related to loans on two skilled nursing facilities, $1,000,000 related to a valuation adjustment on one skilled nursing facility and $2,282,000 related to two loans in two separate REMIC pools originated by the Company. Relative to the $2,282,000 charge and as more fully described in Note 2—Summary of Significant Accounting Policies of the Company’s 10-K for the year ending December 31, 2001, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates held by the Company would bear the first risk of loss. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying the Company’s REMIC Certificates, there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, the Company recorded a permanent impairment in current period earnings related to the valuation adjustment of the subordinated REMIC Certificates held by the Company.

The Company believes it has recorded valuation adjustments on all assets for which there are permanent impairments. However, the long-term care industry has experienced significant adverse changes which have resulted in continued operating losses by certain of the Company’s operators and in some instances the filing by certain operators for bankruptcy protection. Thus, the Company cannot predict what, if any, impairment charge may be needed in the future.

During the three and six months ended June 30, 2001 the Company recorded impairment charges of $18,366,000 and $22,866,000, respectively. The impairment charge recorded for the three months ended June 30, 2001 consisted of the following: a $9,537,000 valuation adjustment on 10 skilled nursing facilities and an $8,829,000 valuation adjustment on the Company’s investment in the convertible subordinated debentures of Assisted Living Concepts, Inc. (“ALC”). The impairment charge recorded for the six months ended June 30, 2001 consisted of $11,537,000 in valuation adjustments on 10 skilled nursing facilities, a $1,500,000 write down of a note receivable and a $9,829,000 valuation adjustment on the Company’s investment in ALC convertible subordinated debentures.

4.    CLC Healthcare, Inc.

As of June 30, 2002, 23 skilled nursing facilities with 2,617 beds and a gross carrying value of $57,823,000 or 10.1% of the Company’s direct real estate investment portfolio were operated by CLC Healthcare, Inc. (“CLC”). These facilities are leased to CLC under individual six-year leases that provided for total rents of $3,000,000; $4,000,000; $4,750,000; $5,350,000; $5,900,000 and $6,500,000 respectively, in years 2002 through 2007. The leases contain two five-year renewal options with increases of 2% annually. These leases have cross default provisions and a provision for acceleration should there be a change of control, as defined in the leases. Additionally, CLC owns and operates two skilled nursing facilities in New Mexico, discussed more fully below, that are financed with mortgage loans payable to a REMIC pool originated by the Company. During the three and six months ended June 30, 2002, the Company was due rental income of approximately $750,000 and $1,275,000, respectively, from CLC as compared to $763,000 and $1,615,000 during the same periods in 2001. For the three and six months ended June 30, 2002, the Company has classified the rents due from CLC as non-accrual rents but has not forgiven any current rents due and at this time has waived default under the leases provisions.

During the six months ended June 30, 2002, the Company sold a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. CLC has certain rights to extend the note at its maturity. The $500,000 note is a full recourse obligation of LTC-Fort Tucum, Inc. and is secured by all the assets owned now or in the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

future by LTC-Fort Tucum, Inc. and contains a provision for acceleration should there be a change of control of LTC-Fort Tucum, Inc. LTC-Fort Tucum, now owned by CLC, has acquired two skilled nursing facilities in New Mexico, previously financed with debt from a REMIC pool originated by the Company. CLC began operating the two facilities during the second quarter of 2002.

During the six months ended June 30, 2001, the Company sold all 180,000 shares of CLC common stock it owned at December 31, 2000. The shares were sold to CLC for $225,000, not including selling commissions, which was the fair market value as of the date of sale. The Company recognized a loss of $386,000 on the sale of these shares. The Company sold these shares because the Tax Relief Extension Act of 1999 (“Act”) provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10% of the total value of the securities of any corporation. Without qualifying as safe harbor debt, securities under the Act include the line of credit provided by the Company to CLC. In order to qualify as safe harbor debt and retain its REIT status, the Company was required to hold only such debt or the shares.

The Company has provided CLC with a $20,000,000 secured line of credit that bears interest at 10% and matures on April 1, 2008. This agreement contains a provision for acceleration should there be a change of control of CLC. As of June 30, 2002 and December 31, 2001, $5,478,000 and $5,342,000, respectively, were outstanding under the line of credit. During the six months ended June 30, 2002, the Company advanced CLC $792,000 under the line of credit and CLC repaid $656,000 on the line of credit. Under the terms of the Senior Secured Revolving Credit, the Company is permitted to loan CLC up to $25,000,000. The Company and CLC have not increased the $20,000,000 secured line of credit between the companies. Should any such amendment be proposed, it would need approval of the independent Board members of each company’s board. The Company reserved for, but has not forgiven, interest due from CLC under the line of credit during the first half of 2002. During the three and six months ended June 30, 2002 the Company recorded interest income of $0 on the average outstanding principal balance under the line of credit as compared to $0 and $437,000, during the same periods in 2001. The Company has granted a waiver through July 31, 2002 for unpaid interest of $269,000 for January through June 2002.

CLC has advised the Company that it no longer has general and professional liability insurance in Texas and Florida. CLC no longer operates in Florida; however, it has claims arising from operations prior to their exit from the Florida market. CLC does provide for a reserve for potential insurance losses based on an estimate of incurred but not reported losses; however, should CLC incur a significant uninsured loss, it may seek to draw to draw against its line of credit with the Company to pay the loss. At this time, CLC has stated that given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on CLC’s financial position, results of operations or liquidity.

CLC further stated its insurance for those claims for which insurance exists and CLC’s allowance for general and professional liability risk in an amount determined for reported claims and the incurred but not reported claims, CLC’s management believes, at this time, that the existing claims do not present a material adverse affect on CLC’s financial position or results of operations, however, such claims could have a material adverse effect on liquidity.

Additionally, the Company holds a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, in the face amount of $7,000,000. The Note was received in December 2001 in exchange for the Company’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001. The Note is for a term of five years and bears interest at 5.0%

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually. The Company did not accrue any interest income on the Note during the first six months of 2002. The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC. At June 30, 2002 Holdings owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of the stock on June 30, 2002 of $4,649,000 and $1,382,000 face value of ALC Senior Subordinated Debentures and $544,000 face value of Junior Subordinated Debentures. At June 30, 2002, the book value of the note was $3,095,000 which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2001.

In February 2002, the independent members of CLC’s Board of Directors approved, in principle, an Administrative Services Agreement between CLC and the Company. This agreement would terminate on June 30, 2007 and provides that during its term, the Company will provide office space and certain management and administrative services to CLC for a fee of approximately $1,000,000 per year beginning as of July 1, 2002. As of August 13, 2002 this agreement had not been signed by CLC or the Company. Additionally, the Company has an indemnification agreement covering four of the Company’s officers who also serve as officers of CLC and one current CLC outside director.

5.    Debt Obligations

At June 30, 2002, $96,000,000 was outstanding under the Company’s Senior Secured Revolving Line of Credit (the “Secured Revolving Credit”). During the three and six months ended June 30, 2002, pricing under the Secured Revolving Credit ranged between LIBOR plus 2.25% and LIBOR plus 3.00%. At June 30, 2002, the Company’s weighted average interest rate was 4.48%.

Subsequent to June 30, 2002, the Company sold, to a private bank, a non-recourse senior participation interest in 22 of the Company’s first mortgages with a total balance outstanding of approximately $58,627,000. The sales agreement provides that the private bank will receive 9.25% per annum interest and all principal payments from these mortgages until the senior participation is retired. There is no specific principal maturity date for the senior participation other than the principal maturity dates of the underlying mortgages. The Company will continue to receive interest from these mortgages above the 9.25% paid to the private bank and will resume collecting principal once the senior participation is repaid in full. The weighted average interest rate of these mortgages is approximately 11.6%. The Company sold the senior participation interest for $30,000,000 and received $29,750,000 in net proceeds, which it used to reduce commitments and amounts outstanding under the Secured Revolving Credit.

During the six months ended June 30, 2002, the Company received three mortgage loan repayments totaling approximately $4,282,000. Provisions of the credit facility required the Company to apply 50% of the Net Cash Proceeds, as defined in the credit facility, to reduce outstanding commitments, and therefore, commitments were reduced to $117,300,000. Subsequent to June 30, 2002, the Company borrowed $10,000,000 under the Secured Revolving Credit for general corporate purposes.

During the six months ended June 30, 2002 the Company paid off $16,193,000 in mortgage notes payable to REMIC pools originated by the Company. Approximately $12,809,000 of the pay-offs related to property sales as discussed in Note 2—Real Estate Investments and $3,384,000 related to two loans that were repaid prior to maturity.

At maturity, January 2, 2002, the Company redeemed $2,408,000 of convertible subordinated debentures.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.    Stockholders’ Equity

During the six months ended June 30, 2002, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3,653,000, $2,247,000 and $2,454,000 ($818,000 of which was accrued at December 31, 2001), respectively. During the first and second quarters of 2002 the Company declared and paid cash dividends of $0.10 per share on its common stock totaling $3,686,000.

Subsequent to June 30, 2002 the Company declared a cash dividend of $0.10 per share on its common stock payable September 30, 2002 to stockholders of record on September 23, 2002.

During the six months ended June 30, 2002, the Company granted 30,000 stock options at an exercise price of $7.63. The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

7.    Major Operators

At June 30, 2002, Sun Healthcare Group, Inc. (“Sun”) operated 14 facilities (13 leases and one loan to a party who in turn leased the facility to Sun) with 1,714 beds/units representing approximately 11.6%, or $65,969,000, of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes, secured by first mortgages). Additionally, at June 30, 2002 Sun operated 10 skilled nursing facilities securing eight mortgage loans payable to REMIC pools originated by the Company. During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code and operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until it emerged from bankruptcy in February 2002. Concurrently, 13 leases the Company had directly with Sun were affirmed; additionally the lease related to the loan was affirmed.

At June 30, 2002, ALC operated 37 assisted living facilities with 1,434 units representing approximately 15.4%, or $88,105,000, of the Company’s direct real estate investment portfolio. ALC filed for reorganization under Chapter 11 of the Bankruptcy Code in October 2001 and emerged from bankruptcy on December 31, 2001. The Company also has an investment in ALC’s senior and junior subordinated debentures with a net book value of $8,755,000 at June 30, 2002. Additionally, as more fully described in Note 4—CLC Healthcare, Inc., the Company has a $7,000,000 note from CLC that is secured by 1,452,794 shares of ALC common stock and $1,926,000 face value ALC senior and junior debentures.

At June 30, 2002, Alterra Healthcare Corporation (“Alterra”) operated 35 assisted living facilities with 1,416 units representing 14.8%, or $84,194,000 of the Company’s direct real estate investment portfolio. Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity. The Company cannot, at this time predict or quantify what, if any, impact any ultimate restructuring could have on the Company. As of August 2002, Alterra was current on all rent due the Company.

At June 30, 2002, Sunwest Management, Inc. (“Sunwest”) operated 7 assisted living facilities with 693 units representing 10.9%, or $62,294,000, of the Company’s direct real estate investment portfolio.

CLC Healthcare, Inc. (See Note 4—CLC Healthcare, Inc.)

All of these companies, except Sunwest, are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission. The Company’s financial position and its ability to make distributions may be adversely affected by further financial difficulties experienced by

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

8.    Contingencies

It is the Company’s policy to require, all borrowers of funds from the Company and lessees of any of the Company’s properties to secure comprehensive property and general and professional liability insurance that covers the Company, as well as the borrower and/or lessee. Even though that is the policy of the Company, certain borrowers and lessees have been unable to obtain general and professional liability insurance because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long term care facilities. Additionally, insurance companies have filed for bankruptcy protection leaving certain of the Company’s borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and operators, including their ability to make lease or mortgage payments. Although the Company contends that as a non-possessory landlord it is not generally responsible for what takes place on real estate it does not possess, claims including general and professional liability claims, may still be asserted against it which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that the Company, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of the Company’s properties, the Company could be subject to an adverse claim including claims for general or professional liability; could lose the capital that it has invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to the Company, the Company would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

The Company and one of its subsidiaries are parties to an action which attempts to present a legal basis to hold the Company and its subsidiaries responsible for an incident occurring in February 2001 in connection with resident care at a facility where the subsidiary was the non-possessory landlord and had a long term lease to a third party operator. While the operator of this facility is the only entity licensed to provide care, the litigants have included the Company as a defendant. The operator’s insurance company has filed for bankruptcy. The Company has tendered this matter to its insurer for general and professional liability. At renewal in August of 2001, the insurer elected to not renew this policy. The Company has been unable to replace coverage for this type of contingent liability insurance. The Company is and intends to continue to vigorously defend itself against the claims that a non-possessory landlord has liability for the actions of the operators in this action and other similar asserted claims.

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, an accrual for a loss contingency “shall be accrued by a charge to income if both of the following conditions are met: a) Information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss, and b) The amount of the loss can be reasonably estimated.”

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At this time the Company, in reliance on the law and discussions with its outside counsel, does not believe that this type of case has merit and will continue to vigorously defend this and any other such action, nor does the Company believe that a measurable loss is probable or estimatable at this time.

9.    Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$14,362	$(11,632)	$20,543	$(7,566)
Preferred dividends	(3,761)	(3,771)	(7,519)	(7,543)

Net income (loss) for basic net income per share	10,601	(15,403)	13,024	(15,109)
Effect of dilutive securities:
8.25% convertible debentures due 2001	—	—	—	—
8.50% convertible debentures due 2001	—	—	—	—
7.75% convertible debentures due 2002	—	—	—	—
Other dilutive securities	1,154	—	127	—

Net income (loss) for diluted net income per share	$11,755	$(15,403)	$13,151	$(15,109)

Shares for basic net income per share	18,393	25,340	18,393	25,688
Effect of dilutive securities:
Stock options	180	—	153	—
8.25% convertible debentures due 2001	—	—	—	—
8.50% convertible debentures due 2001	—	—	—	—
7.75% convertible debentures due 2002	—	—	—	—
Other dilutive securities	2,873	—	195	—

Shares for diluted net income per share	21,446	25,340	18,741	25,688

Basic net income (loss) per share	$0.58	$(0.61)	$0.71	$(0.59)

Diluted net income (loss) per share	$0.55	$(0.61)	$0.70	$(0.59)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Revenues for the three months ended June 30, 2002 decreased to $17.2 million from $18.1 million for the same period in 2001. Rental income for the three months ended June 30, 2002 increased $0.6 million compared to the same period of 2001 primarily as a result of the acquisition of properties in December 2001, new leases and rental increases provided for in existing lease agreements, partially offset by the elimination of rents from sold properties and closed facilities. Same store rental income, properties owned for the three months ended June 30, 2002 and the three months ended June 30, 2001, decreased $0.1 million primarily due to the reduction of rents due from Assisted Living Concepts, Inc. Interest income from mortgage loans and notes receivable decreased $0.6 million primarily as a result of the early payoff of five mortgage loans (three in 2002 and two in the second half of 2001), the conversion of one mortgage loan to an owned property, a receipt of delinquent interest related to a bankruptcy order in the prior year and the effect of not accruing interest on one mortgage loan. Interest income from REMIC Certificates for the three months ended June 30, 2002 decreased $0.8 million compared to the same period of 2001 due to the amortization of the related asset, the early payoff of certain mortgage loans underlying the Company’s REMIC Certificates and the sale of REMIC Certificates in the third quarter of 2001. Interest and other income for the three months ended June 30, 2002 was comparable to the same period in 2001.

Interest expense decreased by $0.3 million to $5.3 million for the three months ended June 30, 2002 from $5.6 million during the same period in 2001, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization expense for the second quarter of 2002 increased $0.3 million from the second quarter of 2001 due to the conversion of mortgage loans into owned properties and the acquisition of properties in December 2001 partially offset by properties sold and a lower basis of certain assets due to impairment charges taken in 2001. The Company recorded a $4.9 million impairment charge during the second quarter of 2002 (as discussed in Note 3.—Impairment Charge) compared to an $18.4 million impairment charge taken in the same quarter of the prior year. Operating and other expenses for the three months ending June 30, 2002 were comparable to the same period in 2001.

During the three months ended June 30, 2002, the Company sold five skilled nursing facilities in Alabama for $24.0 million resulting in a net gain of approximately $13.2 million. The Company received approximately $9.8 million in cash, a $3.6 million note at 7.0% interest which the Company recorded at $2.6 million to allow for a 13.0% discount, and a reduction of $10.2 million in mortgage debt due to a REMIC pool originated by the Company. During the same period in 2001, the Company recorded a net loss of $0.1 million related the sale of one office building and closing costs related to the sale of three schools in the first quarter of 2001.

Net income available to common stockholders increased to $10.6 million for the three months ended June 30, 2002 from a net loss to common stockholders of $15.4 million for the same period in 2001, due largely to the impairment in 2001 and the gain on sale of assets in 2002 as discussed above.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Revenues for the six months ended June 30, 2002 decreased to $34.7 million from $36.4 million for the same period in 2001. Rental income for the six months ended June 30, 2002 increased $1.3 million compared to the same period of 2001 primarily as a result of the acquisition of properties in December 2001, new leases and rental increases provided for in existing lease agreements, partially offset by the elimination of rents from sold properties and closed facilities. Same store rental income, properties owned for the six months ended June 30, 2002 and the six months ended June 30, 2001, decreased $0.4 million primarily due to the reduction of rents due from Assisted Living Concepts, Inc. Interest income from mortgage loans and notes receivable decreased $1.5 million primarily as a result of the early payoff of five mortgage loans (three in 2002 and two in the second half of 2001), the conversion of one mortgage loan to an owned property, a receipt of delinquent interest related to a bankruptcy order in the prior year and the effect of not accruing interest on one mortgage loan and the line of credit with CLC as discussed in Note 4—CLC Healthcare, Inc. Interest income from REMIC Certificates for the six months ended June 30, 2002 decreased $1.6 million compared to the same period of 2001 due to the amortization of the related asset, the early payoff of certain mortgage loans underlying the Company’s REMIC Certificates and the sale of REMIC Certificates in the third quarter of 2001. Interest and other income increased $0.1 million for the six months ended June 30, 2002 which was comparable to the same period in 2001.

Interest expense decreased by $0.9 million to $10.7 million for the six months ended June 30, 2002 from $11.6 million during the same period in 2001, due to lower debt outstanding along with a decrease in interest rates. Depreciation and amortization expense increased $0.3 million due to the conversion of mortgage loans into owned properties and the acquisition of properties in December 2001 partially offset by properties sold and a lower basis of certain assets due to impairment charges taken in 2001. The Company recorded a $4.9 million impairment charge during the six months ended June 30, 2002 (as discussed in Note 3.—Impairment Charge) compared to a $22.9 million impairment charge taken in the six months ended June 30, 2001. Operating and other expenses for the six months ending June 30, 2002 were comparable to the same period in 2001.

During the six months ended June 30, 2002, the Company sold two skilled nursing facilities in Illinois and five skilled nursing facilities in Alabama resulting in a net gain of approximately $13.1 million. During the same period in 2001, the Company recorded a net gain of $1.8 million related the sale of three schools, one skilled nursing facility and an office building.

Net income available to common stockholders increased to $13.0 million for the six months ended June 30, 2002 from a net loss to common stockholders of $15.1 million for the same period in 2001, due largely to the impairment in 2001 and the gain on sale of assets in 2002 as discussed above.

Liquidity and Capital Resources

At June 30, 2002 the Company’s real estate investment portfolio (before accumulated depreciation and amortization) consisted of $484.7 million invested primarily in owned long-term care facilities, mortgage loans of approximately $84.8 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $69.1 million with a weighted average effective yield of 17.55%. At June 30, 2002 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $251.6 million and 7.36%. The Company’s portfolio consists of direct investments (properties that the Company either owns or on which the Company holds promissory notes secured by first mortgages) in 103 skilled nursing facilities, 97 assisted living facilities and one school in 30 states.

For the six months ended June 30, 2002, the Company had net cash provided by operating activities of $20.4 million. The Company acquired one skilled nursing facility in Texas for $0.5 million cash and the assumption of $1.4 million in mortgage debt payable to a REMIC pool originated by the Company. Additionally, the Company invested $0.6 million for renovation of owned properties. The Company sold seven skilled nursing facilities resulting in a net gain of $13.1 million. The sales resulted in net cash proceeds of $9.5 million, a ten-year $3.6 million note with a face rate of 7.0% which the Company discounted to $2.6 million for an effective rate of 13.0% and the pay off of $12.8 million of mortgage debt payable to REMIC pools originated by the Company. The Company received $5.4 million in principal payments on mortgage loans receivable including $4.3 million in prepayments of three loans on skilled nursing facilities. The Company also received $1.6 million in repayments of two notes receivable related to properties sold in 2001. The Company provided CLC with an additional $0.1 million in borrowings, net of payments, under the $20.0 million secured line of credit that bears interest at 10% and matures in April 1, 2008. In addition, one mortgage loan on a skilled nursing facility in Florida with a principal balance of $2.3 million was reclassified to an owned property as a result of a deed-in-lieu of foreclosure transaction.

During the six months ended June 30, 2002, the Company repaid $8.0 million of bank borrowings and redeemed $2.4 million of convertible subordinated debentures at maturity. Subsequent to June 30, 2002 the Company borrowed an additional $10.0 million on the Senior Secured Revolving Line of Credit for general corporate purposes. In addition to the $12.8 million reduction in mortgage debt related to asset sales, the Company also repaid, at maturity, two loans payable to REMIC pools originated by the Company totaling $3.4 million. During the six months ended June 30, 2002, the Company paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3.7 million, $2.2 million, and $2.4 million ($0.8 million of which was accrued at December 31, 2001), respectively. Additionally, the Company paid a cash dividend on its common stock totaling $3.7 million. The Company has declared a $0.10 dividend per share on its common stock payable on September 30, 2002; however, the Company is giving no assurances that this amount or any amount will be a continuing common dividend in the near future.

Subsequent to June 30, 2002 the Company sold a non-recourse senior participation interest in 22 of the Company’s first mortgages with a total balance outstanding of approximately $58.6 million to a private bank. The sales agreement provides that the private bank will receive 9.25% per annum interest and all principal payments from these mortgages until the senior participation is retired. There is no specific principal maturity date for the senior participation other than the principal maturity dates of the underlying mortgages. The Company will continue to receive interest from these mortgages above the 9.25% paid to the private bank and will resume collecting principal once the senior participation is repaid in full. The weighted average interest rate of these mortgages is approximately 11.6%. The Company sold the senior participation interest for $30.0 million and received $29.8 million in net proceeds, which it used to reduce commitments and amounts outstanding under the Senior Secured Revolving Line of Credit.

Also subsequent to June 30, 2002, the Company sold (in separate transactions) two closed, previously impaired skilled nursing facilities in Arizona and Texas resulting in net proceeds of approximately $1.9 million and a combined gain of $0.4 million. Proceeds from these sales were used to reduce amounts outstanding and $0.9 million of the proceeds were used to reduce commitments under the Senior Secured Revolving Line of Credit.

The Company will continue to pursue sales of assets and alternative financings in 2002 in order to comply with the credit facility’s commitment reductions and mortgage loan maturities. In the aggregate, the Company is required to make payments in 2002 of at least $25.4 million to reduce various obligations. As of August 13, 2002, the Company had made approximately $16.6 million of these payments.

Should an insufficient amount be raised to meet the Company’s debt obligations through asset sales or financings, the Company would need to again suspend paying a common dividend and perhaps some of the preferred dividends in order to apply funds from operations to debt reductions.

Alterra Healthcare Corporation (“Alterra”) operates 35 assisted living facilities with a total of 1,416 units owned by the Company representing approximately 14.8%, or $84.2 million, of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes secured by first mortgages). Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity. The Company cannot, at this time, predict or quantify what, if any, impact any ultimate restructuring could have on the Company. As of August 2002, Alterra was current on all rent due the Company.

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

The Company’s investments, principally its investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect the Company’s costs of financing its operations and the fair market value of its financial assets. The Company generally made loans that have predetermined increases in interest rates and leases that have agreed upon annual increases. Inasmuch as the Company initially funded its investments with its Senior Secured Revolving Line of Credit, the Company is at risk of net interest margin deterioration if medium and long-term rates were to increase.

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

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs, meet debt obligations and provide funds for distribution to the holders of the Company’s preferred stock. As a result of the Company’s current inability to refinance its Senior Secured Revolving Line of Credit, the Company has continued to limit its investment activity in 2002. If prevailing interest rates or other factors at the time of refinancing, if any, (such as the reluctance of lenders to make commercial real estate loans) result in higher rates upon refinancing the interest expense relating to the refinanced indebtedness would increase and therefore adversely affect the Company’s financial condition and results of operations.

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

Funds From Operations

Industry analysts generally consider funds from operations (“FFO”) to be an alternative measure of performance of a REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) has defined FFO as net income applicable to common stockholders (computed in accordance with GAAP) excluding gain (or losses) from debt restructuring, sales of property and impairment charges, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) available to common stockholders	$10,601	$(15,403)	$13,024	$(15,109)
(Gain) loss on sale of assets, net	(13,192)	100	(13,120)	(1,844)
Impairment charge	4,882	18,366	4,882	22,866
Real estate depreciation	3,671	3,376	7,384	7,115

FFO available to common stockholders	$5,962	$6,439	$12,170	$13,028

Basic FFO per share	$0.32	$0.25	$0.66	$0.51

Diluted FFO per share	$0.32	$0.25	$0.66	$0.51

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

PART II

LTC PROPERTIES, INC.

OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 26, 2002 (Annual Meeting). At the Annual Meeting Andre C. Dimitriadis, Edmund C. King, Wendy L. Simpson, Timothy J. Triche, M.D. and Sam Yellen were re-elected as directors to serve for a one-year term until the 2003 Annual Meeting of Stockholders.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Against	Abstentions
Election of Andre C. Dimitriadis	16,421,334		543,665
Election of Edmund C. King	16,814,573		150,425
Election of Wendy L. Simpson	16,438,513		526,485
Election of Timothy J. Triche, M.D.	16,811,064		153,935
Election of Sam Yellen	16,805,540		159,458

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

10.1	Promissory Note between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002.

10.2	Security Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002.

10.3	Stock Purchase Agreement between LTC Properties, Inc. and LTC-Fort Tucum, Inc. dated January 30, 2002.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant

By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson Vice Chairman and Chief Financial Officer

Dated: August 13, 2002