Form 10-Q
period 2002-09-30
LTC PROPERTIES INC
filed 2002-11-15
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20459

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

          Shares of Registrant’s common stock, $.01 par value, outstanding at November 8, 2002 – 18,393,322

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2002

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2002 - $64,289; 2001 - $56,844	$390,933	$409,611
Land	27,164	26,393
Properties held for sale, net of accumulated depreciation and amortization: 2002 - $0; 2001 - $1,739	—	1,537
Mortgage loans receivable, net of allowance for doubtful accounts: 2002 - $1,280; 2001 - $1,250	83,011	93,611
REMIC Certificates	68,545	73,154

Real estate investments, net	569,653	604,306
Other Assets:
Cash and cash equivalents	22,968	6,322
Debt issue costs, net	2,932	3,578
Interest receivable	3,543	3,258
Prepaid expenses and other assets	2,672	2,423
Notes receivable (includes $3,095 due from CLC Healthcare, Inc. in 2002 and 2001)	15,358	14,584
Marketable debt securities	8,871	8,755
Line of credit due from CLC Healthcare, Inc.	5,341	5,342

	61,685	44,262

Total Assets	$631,338	$648,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible subordinated debentures	$—	$2,408
Bank borrowings	74,390	104,000
Mortgage loans and notes payable	137,527	162,232
Bonds payable and capital lease obligations	15,446	15,994
Senior mortgage participation payable	29,873	—
Accrued interest	1,421	1,210
Accrued expenses and other liabilities	7,024	7,024
Liabilities related to properties held for sale	—	114
Distributions payable	981	1,803

Total Liabilities	266,662	294,785
Minority interest	13,155	13,404
Stockholders’ equity:
Preferred stock $0.01 par value: 10,000 shares authorized; shares issued and outstanding: 2002 - 7,062; 2001 - 7,062	165,183	165,183
Common stock: $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2002 – 18,393; 2001 – 18,393	184	185
Capital in excess of par value	255,311	254,930
Cumulative net income	245,923	218,826
Notes receivable from stockholders	(7,712)	(8,042)
Deferred compensation	(163)	—
Accumulated comprehensive income	2,741	2,437
Cumulative distributions	(309,946)	(293,140)

Total Stockholders’ Equity	351,521	340,379

Total Liabilities and Stockholders’ Equity	$631,338	$648,568

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Rental income	$10,716	$9,768	$32,314	$30,081
Interest income from mortgage loans and notes receivable	2,928	3,022	8,046	9,630
Interest income from REMIC Certificates	3,137	3,620	9,623	11,656
Interest and other income	951	647	2,462	2,049

Total revenues	17,732	17,057	52,445	53,416

Expenses:
Interest expense	5,417	5,116	16,153	16,631
Depreciation and amortization	3,535	3,404	10,904	10,344
Minority interest	322	254	978	724
Impairment charge	925	—	5,807	18,829
Operating and other expenses	1,652	1,761	5,168	5,375

Total expenses	11,851	10,535	39,010	51,903

Income from continuing operations	5,881	6,522	13,435	1,513
Discontinued Operations:
Net loss from discontinued operations	(146)	(176)	(277)	(4,577)
Gain (loss) on sale of assets, net	819	(279)	13,939	1,565

Net income (loss) from discontinued operations	673	(455)	13,662	(3,012)

Net income (loss)	6,554	6,067	27,097	(1,499)
Less: Preferred dividends	3,762	3,772	11,281	11,315

Net income (loss) available to common stockholders	$2,792	$2,295	$15,816	$(12,814)

Net Income (Loss) per Common Share from Continuing Operations Net of Preferred Dividends:
Basic	$0.11	$0.11	$0.12	$(0.39)

Diluted	$0.11	$0.11	$0.11	$(0.39)

Net Income (Loss) per Common Share from Discontinued Operations:
Basic	$0.04	$(0.02)	$0.74	$(0.12)

Diluted	$0.04	$(0.02)	$0.74	$(0.12)

Net Income (Loss) per Common Share Available to Common Stockholders:
Basic	$0.15	$0.09	$0.86	$(0.51)

Diluted	$0.15	$0.09	$0.85	$(0.51)

Comprehensive Income (Loss)
Net income (loss) available to common stockholders	$2,792	$2,295	$15,816	$(12,814)
Unrealized gain (loss) on available for-sale securities	—	—	28	(332)
Reclassification adjustment	276	1,010	276	1,376

Total comprehensive income (loss)	$3,068	$3,305	$16,120	$(11,770)

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$27,097	$(1,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,938	10,622
Impairment charge	5,807	22,866
Other non-cash charges	3,253	3,442
Loss on the sale of other assets	—	456
Gain on sale of real estate investments, net	(13,939)	(2,021)
Decrease in accrued interest	247	(1,372)
Net change in other assets and liabilities	(1,221)	(799)

Net cash provided by operating activities	32,182	31,695

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(1,265)	(1,227)
Proceeds from sale of real estate investments and other assets, net	12,057	43,196
Principal payments on mortgage loans receivable	5,686	3,643
Advances under line of credit to CLC Healthcare, Inc.	(792)	(3,845)
Payments from CLC Healthcare, Inc. on line of credit	793	—
Investment in debt securities	(26)	(2,784)
Other	1,372	2,937

Net cash provided by investing activities	17,825	41,920

FINANCING ACTIVITIES:
Borrowings under the line of credit	10,000	17,000
Repayments of bank borrowings under line of credit	(39,610)	(56,000)
Proceeds from issuance of senior mortgage participation, net of repayments	29,873	—
Mortgage loan borrowings	—	11,252
Principal payments on mortgage loans payable and capital lease obligations	(13,896)	(3,469)
Redemption of convertible subordinated debentures	(2,408)	(22,230)
Repurchase of common and preferred stock	—	(6,559)
Distributions paid	(17,628)	(11,315)
Other	308	(835)

Net cash used in financing activities	(33,361)	(72,156)

Increase in cash and cash equivalents	16,646	1,459
Cash and cash equivalents, beginning of period	6,322	1,870

Cash and cash equivalents, end of period	$22,968	$3,329

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,012	$17,454
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	$3,832	$3,502
Increase in short term notes receivable related to the disposition of real estate assets	$2,631	$8,483
Assumption of mortgage loans payable for acquisitions of real estate assets	$1,357	$—

See accompanying notes.

LLC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General

LTC Properties, Inc. (the “Company”), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.  Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation as proscribed by Statement of Financial Accounting Standards (“FASB”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, the Company is not taxed on its income that is distributed to its stockholders.

2.     Real Estate Investments

Owned Properties.  At September 30, 2002, the Company owned 64 skilled nursing facilities with a total of 7,374 beds, 89 assisted living facilities with 4,222 units and one school located in 24 states.  During the third quarter of 2002, the Company sold, in three separate transactions, two skilled nursing facilities in Texas and one skilled nursing facility in Arizona for a total combined gain of $819,000.  The Company received approximately $2,538,000 in cash from these transactions.  All of the cash received from these transactions was used to repay debt.  Additionally, $930,000 of commitments under the Senior Secured Revolving Line of Credit were reduced as a result of these sales.  During the second quarter of 2002, the Company sold five skilled nursing facilities in Alabama for approximately $9,824,000 in cash, a 10-year $3,550,000 note with a face rate of 7.0% which the Company discounted to $2,631,000 for an effective rate of 13.0% and a reduction of $10,247,000 in mortgage debt due to a REMIC pool originated by the Company.  The Company recognized a gain of approximately $13,192,000.  Net proceeds from the sale were used to meet debt maturities in the third quarter of 2002.  Annual rental revenue to the Company from these five properties was approximately $2,100,000 before net interest expense of approximately $800,000.  In the first quarter of 2002, the Company sold, in one transaction, two skilled nursing facilities in Illinois for approximately $2,100,000 in cash and used the proceeds and available cash to pay off $2,562,000 in mortgage debt due to REMIC pools originated by the Company.  The Company recognized a loss of approximately $72,000 from this sale.

During the nine months ended September 30, 2002, the Company purchased one skilled nursing facility in Grapevine, Texas for a total cost of $1,862,000.  The Company paid approximately $505,000 in cash and

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

assumed $1,357,000 in mortgage debt due to a REMIC pool originated by the Company.  This facility was leased to CLC Healthcare, Inc.

During the third quarter of 2002, one mortgage loan on a closed skilled nursing facility in Florida was reclassified to an owned property as a result of a foreclosure sale.  The Company is currently under contract to sell this facility for approximately $1,925,000, however no assurances can be given that this sale will close.  During the first quarter of 2002, one mortgage loan on a skilled nursing facility in Florida was reclassified to an owned property as a result of a deed-in-lieu of foreclosure transaction.  A new operator began operating this facility in May 2002.

In October 2001, the Financial Accounting Standards Board issued FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was required to be adopted in fiscal years beginning after December 15, 2001.  FASB No. 144 on asset impairment supercedes FASB No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to disposed of.  Subsequent to January 1, 2002, and in accordance with FASB No. 144, properties held for sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale once they have been classified as such.  In accordance with the implementation provisions of  FASB No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.  In addition, all gains and losses from real estate sold are also included in discontinued operations.

Set forth in the table below are the components of the net loss from discontinued operations for the three and nine months ended September 30, 2002 and 2001 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest expense	$—	$64	$—	$185
Depreciation amortization	19	103	34	278
Impairment charge	—	—	—	4,037
Operating and other expenses	127	9	243	77

Net loss from discontinued operators	$146	$176	$277	$4,577

Mortgage Loans.  At September 30, 2002 the Company had 39 mortgage loans secured by first mortgages on 36 skilled nursing facilities with a total of 4,095 beds and eight assisted living facilities with a total of  369 units located in 20 states.  At September 30, 2002, the mortgage loans had interest rates ranging from 9.3% to 13.7% and maturities ranging from 2003 to 2018.  In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the third quarter of 2002 the Company sold, to a private bank, a non-recourse senior participation interest in 22 of the Company’s first mortgages with a total balance outstanding of approximately $58,627,000.  The sales agreement provides that the private bank will receive 9.25% per annum interest and all principal payments from these mortgages until the senior participation is retired.  There is no specific principal maturity date for the senior participation other than the principal maturity dates of the underlying

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

mortgages.  The Company will continue to receive interest from these mortgages above the 9.25% paid to the private bank and will resume collecting principal once the senior participation is repaid in full.  The weighted average interest rate of these mortgages is approximately 11.6%.  The Company sold the senior participation interest for $30,000,000 and received $29,750,000 in net proceeds, which it used to reduce commitments and amounts outstanding under the Senior Secured Revolving Line of Credit.  This transaction does not meet all of the requirements of FASB No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and as such, the Company has recorded this transaction as a secured borrowing rather than a sale.

REMIC Certificates.  As of September 30, 2002, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $224,620,000 and 7.33%.  As of September 30, 2002, the carrying value of the subordinated REMIC Certificates held by the Company was $68,545,000.  The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 17.28% at September 30, 2002.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity.  As of September 30, 2002, available-for-sale certificates were recorded at their fair value of approximately $15,664,000.  An unrealized holding gain on available-for-sale certificates of $28,000 was included in comprehensive income for the nine months ended September 30, 2002.  An unrealized holding loss of $332,000 was included in comprehensive loss for the same period in 2001.  For the three and nine months ended September 30, 2002, $276,000 of unrealized losses recognized in prior years on available-for-sale certificates were reclassed to impairment charge.  For the nine months ended September 30, 2002, the Company recognized a total impairment charge (including the $276,000 reclass for comprehensive income) of $2,497,000 on REMIC Certificates held by the Company.

At September 30, 2002 held-to-maturity certificates had a book value of $52,881,000 and a fair value of $35,183,000.  As of September 30, 2002, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 34.70% and 11.94%, respectively.

3.     Impairment Charge

The Company periodically performs an evaluation of its real estate investment portfolio.  Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount.  Management assesses the impairment of properties individually, or in groups of properties if under a master lease agreement, and impairment losses are calculated as the excess of the carrying amount of the real estate over its fair value less cost to sell as per FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In determining fair value, the Company uses current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.  During the three months ended September 30, 2002, the Company recorded an impairment charge of $925,000.  Of this charge, $710,000 related to a valuation adjustment on one skilled nursing facility and $215,000 related to a valuation adjustment of the subordinated REMIC Certificates held by the Company.  During the nine months ended September 30, 2002, the Company recorded an impairment charge of $5,807,000.  Of this charge, $1,600,000 related to loans on two skilled nursing facilities,

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

$1,710,000 related to valuation adjustments on two skilled nursing facilities and $2,497,000 related to a valuation adjustment of the subordinated REMIC Certificates held by the Company.  Relative to the $215,000 and $2,497,000 charge and as more fully described in Note 2 - Summary of Significant Accounting Policies of the Company’s 10-K for the year ending December 31, 2001, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates held by the Company would bear the first risk of loss. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying the Company’s REMIC Certificates, there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.  Accordingly, the Company recorded a permanent impairment in current period earnings related to the valuation adjustment of the subordinated REMIC Certificates held by the Company.

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

During the three and nine months ended September 30, 2001 the Company recorded impairment charges totaling $0 and $22,866,000 ($4,037,000 of which is included in net loss from discontinued operations as required by FASB No. 144 and is more fully explained in Note 2 — Real Estate Investments).  The impairment charges consisted of the following: a $11,537,000 valuation adjustment on 10 skilled nursing facilities and a $9,829,000 valuation adjustment on the Company’s investment in the convertible subordinated debentures of Assisted Living Concepts, Inc. (“ALC”) and a $1,500,000 write down of a note receivable.

4.     CLC Healthcare, Inc.

As of September 30, 2002, 23 skilled nursing facilities with 2,617 beds and a gross carrying value of $57,916,000 or 10.2% of the Company’s direct real estate investment portfolio were operated by CLC Healthcare, Inc. (“CLC”).  These facilities are leased to CLC under individual six-year leases that provide for total rents of $3,000,000; $4,000,000; $4,750,000; $5,350,000; $5,900,000 and $6,500,000 respectively, in years 2002 through 2007.  The leases contain two five-year renewal options with increases of 2% annually.  These leases have cross default provisions and a provision for acceleration should there be a change of control of CLC, as defined in the leases.  Additionally, CLC owns and operates two skilled nursing facilities in New Mexico, discussed more fully below, that are financed with mortgage loans payable to a REMIC pool originated by the Company.  During the three and nine months ended September 30, 2002, the Company was due rental income of approximately $825,000 and $2,100,000, respectively, from CLC as compared to $720,000 and $2,334,000 during the same periods in 2001.  For the three and nine months ended September 30, 2002 and 2001, the Company classified the rents due from CLC as non-accrual rents. The Company has waived default under the lease provisions through November 30, 2002 as to unpaid rents.

During the nine months ended September 30, 2002, the Company sold a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years.  CLC has certain rights to extend the note at its maturity.  The $500,000 note is a full recourse obligation of LTC-Fort Tucum, Inc. and is secured by all the assets owned now or in the future by LTC-Fort Tucum, Inc. and contains a provision for acceleration should there be a change of control of LTC-Fort Tucum, Inc.  LTC-Fort Tucum, now owned by CLC, has acquired two skilled

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

nursing facilities in New Mexico, previously financed with debt from a REMIC pool originated by the Company.  CLC began operating the two facilities during the second quarter of 2002.

During the nine months ended September 30, 2001, the Company sold all 180,000 shares of CLC common stock it owned at December 31, 2000.  The shares were sold to CLC for $225,000, not including selling commissions, which was the fair market value as of the date of sale.  The Company recognized a loss of $386,000 on the sale of these shares.  The Company sold these shares because the Tax Relief Extension Act of 1999 (“Act”) provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10% of the total value of the securities of any corporation.  Without qualifying as safe harbor debt, securities under the Act include the line of credit provided by the Company to CLC.  In order to qualify as safe harbor debt and retain its REIT status, the Company was required to hold only such debt or the shares.

Effective October 1, 2002, the Company and CLC amended the secured line of credit extended by the Company to CLC.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions as to the use of funds drawn under the agreement.  The line of credit continues to bear interest at 10%, mature on April 1, 2008 and contains a provision for acceleration should there be a change of control of CLC.  In consideration of this amendment, the Company waived until November 30, 2002, defaults under its leases with CLC for non-payment of rent.  The independent Board members of each company’s board approved this amendment.  At September 30, 2002 and December 31, 2001, there was $5,341,000 and $5,342,000, respectively, outstanding under the line of credit.  During the nine months ended September 30, 2002, the Company advanced CLC $792,000 under the line of credit and CLC repaid $793,000 on the line of credit.  During the three and nine months ended September 30, 2002 the Company recorded interest income of $362,000 on the average outstanding principal balance under the line of credit as compared to $0 and $437,000, during the same periods in 2001.

CLC has advised the Company that it no longer has general and professional liability insurance in Texas and Florida.  CLC no longer operates in Florida; however, it has claims arising from operations prior to its exit from the Florida market.  CLC does provide for a reserve for potential insurance losses based on an estimate of incurred but not reported losses; however, should CLC incur a significant uninsured loss, it may not have the resources to pay the loss.  At this time, CLC has stated that given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on CLC’s financial position, results of operations or liquidity.

CLC further stated that its insurance for those claims for which insurance exists and CLC’s allowance for general and professional liability risk in an amount determined for reported claims and the incurred but not reported claims, at this time, in CLC’s management’s belief, do not present a material adverse affect on CLC’s financial position or results of operations, however, such claims could have a material adverse effect on liquidity.

Additionally, the Company holds a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, in the face amount of $7,000,000.  The Note was received in December 2001 in exchange for the Company’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001.  The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually.  The Company did not accrue any interest income on the Note during the first nine months of 2002.  The Note is a full recourse obligation of Holdings and is secured by

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC.  At September 30, 2002 Holdings owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of the stock on September 30, 2002 of $4,431,000 and $1,382,000 face value of ALC Senior Subordinated Debentures and $544,000 face value of Junior Subordinated Debentures.  At September 30, 2002, the book value of the Note was $3,095,000 which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2001.

In February 2002, the independent members of CLC’s Board of Directors approved, in principle, an Administrative Services Agreement between CLC and the Company.  However the independent members of CLC’s Board of directors have not as yet been able to confer with an independent advisor on this Agreement.  As a result, the Company and CLC have agreed to defer until January 1, 2003, the effective date of the Agreement.  It is still anticipated that this agreement would terminate on June 30, 2007, and provide that during its term the Company will provide office space and certain management and administrative services to CLC for a fee of approximately $1,000,000 per year beginning as of  January 1, 2003.  Additionally, the Company has an indemnification agreement covering four of the Company’s officers who also serve as officers of CLC and one current CLC outside director.

5.     Debt Obligations

At September 30, 2002, $74,390,000 was outstanding under the Company’s Senior Secured Revolving Line of Credit (the “Secured Revolving Credit”) and commitments were $75,000,000.  During the three and nine months ended September 30, 2002, pricing under the Secured Revolving Credit ranged from LIBOR plus 2.50% to LIBOR plus 3.00% and LIBOR plus 2.25% LIBOR plus 3.00%, respectively.  At September 30, 2002, the Company’s weighted average interest rate was 4.33%.

In accordance with provisions of the Secured Revolving Credit, on October 2, 2002, the Company paid a fee of $3,000,000 (4% of the commitment balance of $75,000,000) to extend the Secured Revolving Credit to October 2, 2004.  This fee is being amortized over the remaining term of the Secured Revolving Credit as additional interest expense.

In addition, on October 2, 2002, the Company issued 1,500,000 book value units (“BVUs”) to the lenders under the Secured Revolving Credit.  The number of BVUs issued represented 20,000 BVUs for each $1,000,000 of outstanding commitment ($75,000,000) as October 2, 2002.  The BVUs entitle the lenders to participate in any increase in the Company’s book value per common share (measured at September 30, 2004) in excess of the Company’s book value per common share at September 30, 2000, less $2.00 per share from such excess.  The Company’s book value per common share at  September 30, 2000 was $8.92, thus the book value per common share at September 30, 2004 would have to be in excess of $10.92 in order for the Company to be obligated to pay any money to the lenders for their BVUs.  At September 30, 2002, the Company’s book value per common share was $10.13.  The Company is obligated to pay the lenders any amounts due them relating to the BVUs as of September 30, 2004, even if the Company repays in full and terminates the Secured Revolving Credit prior to its maturity.

During the nine months ended September 30, 2002 the Company paid off $24,416,000 in mortgage notes payable to REMIC pools originated by the Company.  Approximately $13,354,000 of the pay-offs related to property sales as discussed in Note 2 – Real Estate Investments and $11,062,000 related to five loans that were repaid prior to maturity.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

At maturity, January 2, 2002, the Company redeemed $2,408,000 of convertible subordinated debentures.

6.     Senior Mortgage Participation Payable

On August 1, 2002, the Company sold, to a private bank, a non-recourse senior participation interest in 22 of the Company’s first mortgages with a total balance outstanding of approximately $58,627,000.  The sales agreement provides that the private bank will receive 9.25% per annum interest and all principal payments from these mortgages until the senior participation is retired.  There is no specific principal maturity date for the senior participation other than the principal maturity dates of the underlying mortgages.  The Company will continue to receive interest from these mortgages above the 9.25% paid to the private bank and will resume collecting principal once the senior participation is repaid in full.  The weighted average interest rate of these mortgages is approximately 11.6%.  The Company sold the senior participation interest for $30,000,000 and received $29,750,000 in net proceeds, which it used to reduce commitments and amounts outstanding under the Secured Revolving Credit.  This transaction does not meet all of the requirements of FASB No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and as such, the Company has recorded this transaction as a secured borrowing rather than as a sale.

7.     Stockholders’ Equity

During the nine months ended September 30, 2002, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5,464,000, $3,362,000 and $3,273,000 ($818,000 of which was accrued at December 31, 2001), respectively.  During the first three quarters of 2002 the Company declared and paid cash dividends of $0.10 per share on its common stock totaling $5,529,000.

Subsequent to September 30, 2002 the Company declared a cash dividend of $0.10 per share on its common stock payable on December 31, 2002 to stockholders of record on December 21, 2002.

During the nine months ended September 30, 2002, the Company granted 30,000 stock options at an exercise price of $7.63.  The options vest over five years and expire the earlier of seven years from the date of vesting and ten years from the date of grant.

On September 19, 2002, the Company announced a tender offer to purchase up to 1,500,000 shares of its common stock at a purchase price of $8.50 per share.  On October 18, 2002, the Company announced the termination of the tender offer because after discussions with various operators it became clear that as a result of the failure of Congress to extend certain Medicare skilled nursing facility “add-ons” that expired October 1, 2002, most operators of skilled nursing facilities may experience a deterioration in their financial condition.  The Company cannot, at this time, determine the total impact of the continuing Medicare payment reductions on all of its leasees and mortgagors who have exposure to the Medicare program and as a result cannot evaluate the potential impact on the Company’s revenues.

8.     Major Operators

At September 30, 2002, Sun Healthcare Group, Inc. (“Sun”) operated 14 facilities (13 leases and one loan to a party who in turn leased the facility to Sun) with 1,714 beds/units representing approximately 11.6%, or $65,965,000, of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes, secured by first mortgages).  Additionally, at September 30, 2002 Sun operated nine skilled nursing facilities securing seven mortgage

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

loans payable to REMIC pools originated by the Company.  During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code and operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until it emerged from bankruptcy in February 2002.  Concurrently, 13 leases the Company had directly with Sun were affirmed; additionally the lease related to the loan was affirmed.

In Sun’s June 30, 2002 Form 10-Q filing, Sun estimated that if the Medicare “add-ons” expired, Sun’s estimated Medicare revenues would decrease by approximately $32,400,000 for the period of October 1, 2002 to September 30, 2003.  The Company believes that a material amount of this decrease, if it were to happen, would also reduce Sun’s operating income unless Sun was able to reduce costs by a commensurate amount.  Sun also disclosed in its June 30, 2002 Form 10-Q that it was not in compliance with certain financial covenants contained in its loan agreements.  Sun obtained certain waivers but disclosed that if it were unable to either enter into an amendment of the financial covenants or to fulfill the existing covenants and obtain a permanent waiver of the default with respect to the Revolving Loan Agreement for the period ending June 30, 2002 prior to September 30, 2002 and June 29, 2003 with respect to the Term Loan Agreement, then Sun would be in default under the loan agreements.  Sun disclosed that it had initiated negotiations with the lenders to revise the covenants but gave no assurances that it would be able to amend the covenants.  If it were unable to do so, Sun disclosed that the lenders could exercise their remedies including but not limited to declaring amounts outstanding to be immediately due and payable and denying Sun the right to further borrowings under the revolving loan agreement.

In addition, Sun disclosed it was in default of two financial covenants contained in leases of 38 skilled nursing facilities.  None of these leases are with the Company.  Sun stated that it had instituted negotiations with the landlord, however, if it was unable to amend the covenants it would be likely that Sun would continue to be in default and the landlord could exercise remedies including the potential termination of the leases which would result in the loss of Sun’s ability to operate the facilities and the landlord could assess leasehold damages against Sun.

As of the filing of this Form 10-Q by the Company, the Company does not have access to any subsequent disclosure from Sun regarding these issues.

At September 30, 2002, ALC operated 37 assisted living facilities with 1,434 units representing approximately 15.6%, or $88,105,000, of the Company’s direct real estate investment portfolio.  ALC filed for reorganization under Chapter 11 of the Bankruptcy Code in October 2001 and emerged from bankruptcy on December 31, 2001.  The Company also has an investment in ALC’s senior and junior subordinated debentures with a net book value of $8,844,000 at September 30, 2002.  Additionally, as more fully described in Note 4 – CLC Healthcare, Inc., the Company has a $7,000,000 note (recorded at a value of $3,095,000) from CLC that is secured by 1,452,794 shares of ALC common stock and $1,926,000 face value ALC senior and junior debentures.

At September 30, 2002, Alterra Healthcare Corporation (“Alterra”) operated 35 assisted living facilities with 1,416 units representing 14.9%, or $84,194,000 of the Company’s direct real estate investment portfolio.  Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity.

In Alterra’s June 30, 2002 Form 10-Q filing, Alterra disclosed that it was not in compliance with certain debt covenants and lease agreements though it had negotiated limited time waivers with certain lenders and lessors.  Alterra disclosed that it had $5,600,000 of delinquent outstanding scheduled debt service

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

relating to certain mortgages and that it had received written notice of acceleration from lenders with respect to indebtedness aggregating $149,100,000. In addition indebtedness of approximately $96,900,000 was due and past due as of June 30, 2002.  As a result of several cross default provisions, certain lenders and lessors had taken various actions such as applying deposits and reserve funds against amounts owed.  Alterra also disclosed it was in litigation with a former lessor with respect to a damage claim associated with the early termination of 11 leases.  Alterra’s disclosure further describes other obligations and agreements under which it is in default and discussions with lenders and lessors.

Alterra disclosed that it would require significant additional capital resources in order to fund its operations and restructuring plan.  Alterra’s disclosure further describes actions it is taking to restructure its business including negotiations with various REITs to amend certain covenants and terms.

As of the filing of this Form 10-Q by the Company, the Company does not have access to any subsequent disclosure from Alterra regarding these issues.

At this time the Company has not called a default of any provisions of its leases with Alterra and is negotiating four new master leases with Alterra that would cover the 35 facilities currently leased to Alterra.

The Company cannot, at this time predict or quantify what, if any, impact any ultimate restructuring could have on the Company.  As of November 2002, Alterra was current on all rent due the Company.

At September 30, 2002, Sunwest Management, Inc. (“Sunwest”) operated 7 assisted living facilities with 693 units representing 10.9%, or $61,584,000, of the Company’s direct real estate investment portfolio.

CLC Healthcare, Inc. (See Note 4 — CLC Healthcare, Inc.)

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

9.     Contingencies

It is the Company’s policy to require, all borrowers of funds from the Company and lessees of any of the Company’s properties to secure comprehensive property and general and professional liability insurance that covers the Company, as well as the borrower and/or lessee.  Even though that is the policy of the Company, certain borrowers and lessees have been unable to obtain general and professional liability insurance because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long term care facilities.  Additionally, insurance companies have filed for bankruptcy protection leaving certain of the Company’s borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies.  The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and operators, including their ability to make lease or mortgage payments.  Although the Company contends that as a non-possessory landlord it is not generally responsible for what takes place on real estate it does not possess, claims including general and professional liability claims, may still be asserted

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

against it which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that the Company, a borrower or lessee will have adequate funds to cover all contingencies. At renewal in August of 2001, the Company’s insurer elected to not renew its policy for general and professional liability coverage. The Company has been unable to replace coverage for this type of contingent liability insurance. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of the Company’s properties, the Company could be subject to an adverse claim including claims for general or professional liability, could lose the capital that it has invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to the Company, the Company would remain obligated for any mortgage debt or other financial obligations related to the properties.  Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

The Company and one of its subsidiaries were parties to an action which attempted to present a legal basis to hold the Company and its subsidiaries responsible for an incident occurring in February 2001 in connection with resident care at a facility where the subsidiary was the non-possessory landlord and had a long term lease to a third party operator.  Subsequent to September 30, 2002, all parties to this action entered into a contingent settlement agreement and release which contingency will expire on February 7, 2003.  The terms and conditions of this agreement are strictly confidential, however, the Company is allowed to state upon the expiration of the contingency that the parties have resolved their differences and that the lawsuit has been dismissed. The Company will continue to vigorously defend itself against claims that a non-possessory landlord has liability for the actions of the operators in other similar asserted claims.

10.     Earnings per Share

The following table sets forth the computation of basic and diluted net income per share  (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$6,554	$6,067	$27,097	$(1,499)
Preferred dividends	(3,762)	(3,772)	(11,281)	(11,315)

Net income (loss) for basic net income per share	2,792	2,295	15,816	(12,814)
Effect of dilutive securities	—	—	—	—

Net income (loss) for diluted net income per share	$2,792	$2,295	$15,816	$(12,814)

Shares for basic net income per share	18,393	24,571	18,393	25,312
Effect of dilutive securities:
Stock options	148	—	151	—

Shares for diluted net income per share	18,541	24,571	18,544	25,312

Basic net income (loss) per share	$0.15	$0.09	$0.86	$(0.51)

Diluted net income (loss) per share	$0.15	$0.09	$0.85	$(0.51)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIA L CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Revenues for the three months ended September 30, 2002 increased to $17.7 million from $17.1 million for the same period in 2001.  Rental income for the three months ended September 30, 2002 increased $0.9 million compared to the same period of 2001 primarily as a result of the acquisition of properties in December 2001, new leases and rental increases provided for in existing lease agreements, partially offset by the elimination of rents from sold properties, closed facilities and reduction of rents due from ALC.  Same store rental income, properties owned for the three months ended September 30, 2002 and the three months ended September 30, 2001, was unchanged due a reduction of rents due from ALC offset by normal rental rate increases, as set forth in the lease agreements.  Interest income from mortgage loans and notes receivable decreased $0.1 million primarily as a result of the early payoff of three mortgage loans, the conversion of one mortgage loan to an owned property, lower default interest, and the effect of not accruing interest on one mortgage loan, partially offset by the receipt of interest income on the Company’s line of credit with CLC.  Interest income from REMIC Certificates for the three months ended September 30, 2002 decreased $0.5 million compared to the same period of 2001 due to the amortization of the related asset, the early payoff of certain mortgage loans underlying the Company’s REMIC Certificates and the sale of REMIC Certificates in the third quarter of 2001.  Interest and other income for the three months ended September 30, 2002 increased $0.3 million from the same period in 2001 due to the receipt of interest on the Company’s investment in ALC bonds.

Interest expense increased by $0.3 million to $5.4 million for the three months ended September 30, 2002 from $5.1 million during the same period in 2001, due to an increase in the Company’s overall weighted average interest rate resulting from the sale of the Senior Mortgage Participation as discussed in Note 6. – Senior Mortgage Participation Payable partially offset by lower debt outstanding along with a decrease in interest rates on the Company’s Senior Secured Revolving Line of Credit.  Depreciation and amortization expense for the third quarter of 2002 increased $0.1 million from the second quarter of 2001 due to the conversion of mortgage loans into owned properties and the acquisition of properties in December 2001 partially offset by properties sold and a lower basis of certain assets due to impairment charges taken in 2001 and 2002.  The Company recorded a $0.9 million impairment charge during the third quarter of 2002 (as discussed in Note 3. – Impairment Charge).  No impairment charge was taken in the same quarter of the prior year.

During the quarter ended September 30, 2002, the Company reported a net loss from discontinued operations of $0.1 million as compared to a $0.2 million net loss in the same period in the prior year.  This reclassification was made in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations”.  During the three months ended September 30, 2002, the Company sold, in three separate transactions, two skilled nursing facilities in Texas and one skilled nursing facility in Arizona for a total combined gain of approximately $0.8 million.  The Company received approximately $2.5 million in cash from these transactions.  All of the cash received from these transactions was used to repay debt.  Additionally, $0.9 million of commitments under the Senior Secured Revolving Line of Credit were reduced as result of these sales.  In the third quarter of 2001, the Company recognized a $0.3 million loss on sale of assets.

Net income available to common stockholders increased to $2.8 million for the three months ended September 30, 2002 from $2.3 million for the same period in 2001 due to the gain on sale of assets in 2002 as discussed above.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenues for the nine months ended September 30, 2002 decreased to $52.4 million from $53.4 million for the same period in 2001.  Rental income for the nine months ended September 30, 2002 increased $2.2 million compared to the same period of 2001 primarily as a result of the acquisition of properties in December 2001, new leases and rental increases provided for in existing lease agreements, partially offset by the elimination of rents from sold properties and closed facilities and a reduction in rents due from ALC.  Same store rental income, properties owned for the nine months ended September 30, 2002 and the nine months ended September 30, 2001, was comparable due to rental rate increases provided for in the leases offset by decreases in rents due from ALC.  Interest income from mortgage loans and notes receivable decreased $1.6 million primarily as a result of the early payoff of five mortgage loans (three in 2002 and two in the second half of 2001), the conversion of one mortgage loan to an owned property, a receipt of delinquent interest related to a bankruptcy order in the prior year and the effect of not accruing interest on one mortgage loan.  Interest income from REMIC Certificates for the nine months ended September 30, 2002 decreased $2.0 million compared to the same period of 2001 due to the amortization of the related asset, the early payoff of certain mortgage loans underlying the Company’s REMIC Certificates and the sale of REMIC Certificates in the third quarter of 2001.  Interest and other income increased $0.4 million for the nine months ended September 30, 2002 due primarily to the receipt of interest income from the Company’s investment in ALC bonds.

Interest expense decreased by $0.4 million to $16.2 million for the nine months ended September 30, 2002 from $16.6 million during the same period in 2001, due to lower debt outstanding along with a decrease in the interest rate on the Company’s Senior Secured Revolving Line of Credit, partially offset by a higher interest rate on the Company’s Senior Mortgage Participation (see Note 6. – Senior Mortgage Participation Payable).  Depreciation and amortization expense increased $0.6 million due to the conversion of mortgage loans into owned properties and the acquisition of properties in December 2001 partially offset by properties sold and a lower basis of certain assets due to impairment charges taken in 2001 and 2002.  The Company recorded a $5.8 million impairment charge during the nine months ended September 30, 2002 (as discussed in Note 3. – Impairment Charge) compared to an $22.8 million impairment charge ($4.0 million of which is included in net loss from discontinued operations as required by FASB No. 144 and is more fully explained in Note 2. — Real Estate Investments) taken in the nine months ended September 30, 2001.

During the nine months ended September 30, 2002, the Company reported a net loss from discontinued operations of $0.3 million as compared to a $4.6 million net loss in the same period in the prior year.  This reclassification was made in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations”.  During the nine months ended September 30, 2002, the Company sold two skilled nursing facilities in Texas, one skilled nursing facility in Arizona, two skilled nursing facilities in Illinois and five skilled nursing facilities in Alabama resulting in a net gain of approximately $13.9 million.  During the same period in 2001, the Company recorded a net gain of $1.6 million related the sale of three schools, three skilled nursing facilities, an office building, certain REMIC Certificates, its investment in the common stock of CLC and the funding of the operating losses of two skilled nursing facilities being closed.

Net income available to common stockholders increased to $15.8 million for the nine months ended September 30, 2002 from a net loss to common stockholders of $12.8 million for the same period in 2001, due largely to the impairment in 2001 and the gain on sale of assets in 2002 as discussed above.

Liquidity and Capital Resources

At September 30, 2002 the Company’s real estate investment portfolio (before accumulated depreciation and amortization) consisted of $482.4 million invested primarily in owned long-term care facilities, mortgage loans of approximately $83.0 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $68.5 million with a weighted average effective yield of 17.3%.  At September 30, 2002 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $224.6 million and 7.3%.  The Company’s portfolio consists of direct investments (properties that the Company either owns or on which the Company holds promissory notes secured by first mortgages) in 100 skilled nursing facilities, 97 assisted living facilities and one school in 30 states.

For the nine months ended September 30, 2002, the Company had net cash provided by operating activities of  $32.2 million.  The Company acquired one skilled nursing facility in Texas for $0.5 million cash and the assumption of $1.4 million in mortgage debt payable to a REMIC pool originated by the Company.  Additionally, the Company invested $0.8 million for renovation of owned properties.  The Company sold nine skilled nursing facilities resulting in a net gain of $13.9 million.  The sales resulted in net cash proceeds of $12.1 million, a  ten-year $3.6 million note with a face rate of 7.0% which the Company discounted to $2.6 million for an effective rate of 13.0% and the pay off of $12.8 million of mortgage debt payable to REMIC pools originated by the Company.  The Company received $5.7 million in principal payments on mortgage loans receivable including  $4.3 million in prepayments of three loans on skilled nursing facilities.  The Company also received $1.7 million in repayments of three notes receivable related to properties sold in 2001 and advanced $0.5 million to an operator under a line of credit.  The Company provided CLC with an additional $0.8 million in borrowings, and CLC repaid $0.8 million, under the $10.0 million secured line of credit that bears interest at 10% and matures in April 1, 2008 (see Note 4. CLC Healthcare, Inc.).  In addition, two mortgage loans on two skilled nursing facilities in Florida with a combined principal balance of $3.8 million were reclassified to owned properties as a result of a deed-in-lieu of foreclosure transaction and a foreclosure sale.

During the nine months ended September 30, 2002, the Company borrowed $10.0 million and repaid $39.6 million of bank borrowings and redeemed $2.4 million of convertible subordinated debentures at maturity and has on hand, as of September 30, 2002, cash and cash equivalents of $23.0 million.  At September 30, 2002, in addition, to the $12.8 million pay off of mortgage debt related to asset sales, the Company also repaid five loans payable to REMIC pools originated by the Company totaling $11.1 million.  On August 1, 2002, the Company sold, to a private bank, a non-recourse senior participation interest in 22 of the Company’s first mortgages with a total balance outstanding of approximately $58.6 million.  The sales agreement provides that the private bank will receive 9.25% per annum interest and all principal payments from these mortgages until the senior participation is retired.  There is no specific principal maturity date for the senior participation other than the principal maturity dates of the underlying mortgages.  The Company will continue to receive interest from these mortgages above the 9.25% paid to the private bank and will resume collecting principal once the senior participation is repaid in full.  The weighted average interest rate of these mortgages is approximately 11.6%.  The Company sold the senior participation interest for $30.0 million and received approximately $29.8 million in net proceeds, which it used to reduce commitments and amounts outstanding under the Secured Revolving Credit.  This transaction does not meet all of the requirements of FASB No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and as such, the Company has recorded this transaction as a secured borrowing rather than as a sale.

During the nine months ended September 30, 2002, the Company paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5.5 million, $3.4 million , and $3.2 million ($0.8 million of which was accrued at December 31, 2001), respectively.  Additionally, the Company paid a cash dividend on its common stock totaling $5.5 million.  The Company has declared a $0.10 dividend per share on its common stock payable on December 30, 2002; however, the Company is giving no assurances that this amount or any amount will be a continuing common dividend in the near future.

As of November 4, 2002, the Company had reduced the amounts outstanding and commitment amount under its Senior Secured Revolving Line of Credit to the levels required as of October 1, 2003.  In aggregate, the Company is required to make payments of at least $25.4 million to reduce various debt obligations in 2002.  As of September 30, 2002, the Company had made approximately $24.8 million of these payments.  Additionally, the Company paid $13.2 million in principal that was scheduled to mature in 2003 and 2004.

At December 31, 2001, the Company had three contracts to sell four skilled nursing homes and three assisted living facilities for a total aggregate sales price of $35.1 million including the assumption of approximately

$4.1 million of debt.  One of these contracts to sell a skilled nursing facility was completed in the third quarter of 2002 and generated $1.9 million in net cash proceeds.  The contract covering the other three skilled nursing facilities is being renegotiated and at this time, the Company cannot predict if the transaction will be completed or what proceeds, if any, would be generated.  The contract is with the operator of the facilities who remains the operator and is obligated to continue paying rent on the facilities.  The contract for the three assisted living facilities expired as a result of the purchaser’s inability to obtain the necessary financing.  The purchaser is the operator of the facilities and has agreed to an extended lease on these facilities.

Alterra Healthcare Corporation (“Alterra”) operates 35 assisted living facilities with a total of 1,416 units owned by the Company representing approximately 14.9%, or $84.2 million, of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes secured by first mortgages).  Alterra has announced that it has engaged financial advisors to assist Alterra in a restructuring of its debt and equity.

In Alterra’s June 30, 2002 Form 10-Q filing, Alterra disclosed that it was not in compliance with certain debt covenants and lease agreements though it had negotiated limited time waivers with certain lenders and lessors.  Alterra disclosed that it had $5.6 million of delinquent outstanding scheduled debt service relating to certain mortgages and that it had received written notice of acceleration from lenders with respect to indebtedness aggregating $149.1 million.  In addition indebtedness of approximately $96.9 million was due and past due as of June 30, 2002.  As a result of several cross default provisions, certain lenders and lessors had taken various actions such as applying deposits and reserve funds against amounts owed.  Alterra also disclosed it was in litigation with a former lessor with respect to a damage claim associated with the early termination of 11 leases.  Alterra’s disclosure further describes other obligations and agreements under which it is in default and discussions with lenders and lessors.

Alterra disclosed that it would require significant additional capital resources in order to fund its operations and restructuring plan.  Alterra’s disclosure further describes actions it is taking to restructure its business including negotiations with various REITs to amend certain covenants and terms.

At this time the Company has not called a default of any provisions of its leases with Alterra and is negotiating four new master leases with Alterra that would cover the 35 facilities currently leased to Alterra.

The Company cannot, at this time, predict or quantify what, if any, impact any ultimate restructuring could have on the Company.  As of November 2002, Alterra was current on all rent due the Company.

As of the filing of this Form 10-Q by the Company, the Company does not have access to any subsequent disclosure from Alterra regarding these issues.

At September 30, 2002, Sun Healthcare Group, Inc. (“Sun”) operated 14 facilities (13 leases and one loan to a party who in turn leased the facility to Sun) with 1,714 beds/units representing approximately 11.6%, or  $66.0 million of the Company’s “direct real estate investment portfolio” (properties that the Company owns or on which the Company holds promissory notes, secured by first mortgages).  Additionally, at September 30, 2002 Sun operated nine skilled nursing facilities securing seven mortgage loans payable to REMIC pools originated by the Company.  During 1999, Sun filed for reorganization under Chapter 11 of the Bankruptcy Code and operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court until it emerged from bankruptcy in February 2002.  Concurrently, 13 leases the Company had directly with Sun were affirmed; additionally the lease related to the loan was affirmed.

In Sun’s June 30, 2002 Form 10-Q filing, Sun estimated that if the Medicare “add-ons” expired, Sun’s estimated Medicare revenues would decrease by approximately $32.4 million for the period of October 1, 2002 to  September 30, 2003.  The Company believes that a material amount of this decrease, if it were to happen, would also reduce Sun’s operating income unless Sun was able to reduce costs other than direct patient care costs by a commensurate amount.  Sun also disclosed in its June 30, 2002 Form 10-Q that it was not in compliance with certain financial covenants contained in its loan agreements.  Sun obtained certain waivers but disclosed that if it were unable to either enter into an amendment of the financial covenants or to fulfill the existing covenants and obtain a permanent waiver of the default with respect to the Revolving Loan Agreement for the period ending  June 30, 2002 prior to September 30, 2002 and June 29, 2003 with respect to the Term Loan Agreement, then Sun would be in default under the loan agreements.  Sun disclosed that it had initiated negotiations with the lenders to revise the covenants but gave no assurances that it would be able to amend the covenants.  If it were unable to do so, Sun disclosed that the lenders could exercise their remedies including but not limited to declaring amounts outstanding to be immediately due and payable and denying Sun the right to further borrowings under the revolving loan agreement.

In addition, Sun disclosed it was in default of two financial covenants contained in leases of 38 skilled nursing facilities.  None of these leases are with the Company.  Sun stated that it had instituted negotiations with the landlord, however, if it was unable to amend the covenants it would be likely that Sun would continue to be in default and the landlord could exercise remedies including the potential termination of the leases which would result in the loss of Sun’s ability to operate the facilities and the landlord could assess leasehold damages against Sun.

As of the filing of this Form 10-Q by the Company, the Company does not have access to any subsequent disclosure from Sun regarding these issues.

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

Critical Accounting Policies

In October 2001, the Financial Accounting Standards Board issued FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be adopted in fiscal years beginning after December 15, 2001.  FASB No. 144 on asset impairment supercedes FASB No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to disposed of.  Subsequent to January 1, 2002, and in accordance with FASB No. 144, properties held for sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale.  In accordance with the implementation provisions of FASB No. 144, the operating results of real estate assets designated as held-for-sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.  In addition, all gains and losses from real estate sold are also included in discontinued operations.

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

The Company believes that FFO is an important supplemental measure of operating performance.  FFO should not be considered as a alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. The Company believes that FFO is helpful in evaluating a REIT portfolio’s overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.  FFO provides an alternative measurement criteria, exclusive of certain non-cash charges included in GAAP income, by which to evaluate the performance of such investments.  FFO as used by the Company may not be comparable to similarly entitled items reported by other REITs.

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) available to common stockholders	$2,792	$2,295	$15,816	$(12,814)
(Gain) loss on sale of assets, net	(819)	279	(13,939)	(1,565)
Impairment charge discontinued operations	—	—	—	4,037
Impairment charge continuing operations	925	—	5,807	18,829
Real estate depreciation from discontinued operations	19	103	34	278
Real estate depreciation from continuing operations	3,535	3,404	10,904	10,344

FFO available to common stockholders	$6,452	$6,081	$18,622	$19,109

Basic FFO per share	$0.35	$0.25	$1.01	$0.75

Diluted FFO per share	$0.35	$0.25	$1.00	$0.75

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II

LTC PROPERTIES, INC.

OTHER INFORMATION

Item 5.  Other Information

(a)	Section 302 Certification of Chief Executive Officer

(b)	Section 302 Certification of Chief Financial Officer

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

	10.1	First Amendment to Second Amended and Restated Promissory Note between LTC Properties, Inc. and CLC Healthcare, Inc. dated October 1, 2002.

	10.2	Purchase, Warranties, Participation and Servicing Agreement between Beal Bank, SSB and LTC BBCO, Inc. dated August 1, 2002.

(b)	Reports on Form 8-K

On August 14, 2002, the Company filed a Current Report on Form 8-K dated August 14, 2002 reporting its certifications as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 14, 2002	By:	/s/ WENDY L. SIMPSON

Wendy L. Simpson Vice Chairman and Chief Financial Officer

Item 5. (a)

Form 10-Q Section 302 Certification

CERTIFICATION

I, Andre C. Dimitriadis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LTC Properties, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ ANDRE C. DIMITRIADIS

Andre C. Dimitriadis Chairman & Chief Executive Officer

Item 5. (b)

Form 10-Q Section 302 Certification

CERTIFICATION

I, Wendy L. Simpson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LTC Properties, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ WENDY L. SIMPSON

Wendy L. Simpson Vice Chairman & Chief Financial Officer