Form 10-K
period 2002-12-31
LTC PROPERTIES INC
filed 2003-03-31
CIK 887905

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-11314

LTC PROPERTIES, INC.
 (Exact name of Registrant as specified in its charter)

MARYLAND	71-0720518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22917 Pacific Coast Highway, Suite 350
Malibu, California  90265
 (Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 981-8655

Securities registered pursuant to Section 12(b) of the Act:

Title of Stock	Name of each exchange on which registered

Common stock, $.01 Par Value	New York Stock Exchange
9.50% Series A Cumulative Preferred Stock, $.01 Par Value	New York Stock Exchange
9.00% Series B Cumulative Preferred Stock, $.01 Par Value	New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒	No ☐

     Indicate by check mark whether the Company is an accelerated filer.

Yes ☒	No ☐

     The aggregate market value of voting and non-voting stock held by non-affiliates of the Company was approximately $140,167,800 as of June 28, 2002 (the last business day of the Company’s most recently completed second fiscal quarter).

17,898,122
(Number of shares of common stock outstanding as of March 10, 2003)

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

General

LTC Properties, Inc., a health care real estate investment trust (a “REIT”), was organized on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. During 1998, we began making investments in the education industry by investing in private and charter schools from pre-school through eighth grade.  Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in long-term care properties and other health care related properties managed by experienced operators providing quality care.  To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment.  In recent years, several publicly held operators of long-term care facilities and two publicly held operators of assisted living facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws.  Also see “Government Regulation” below.  As a result of the significant financial difficulties experienced by these and other operators, we have made few investments in the last four years.

In accordance with “plain English” guidelines provided by the Securities and Exchange Commission, whenever we refer to “our company” or to “us”, or use the terms “we” or “our”, we are referring to LTC Properties, Inc. and/or its subsidiaries.

We were organized to qualify, and intend to continue to qualify, as a REIT.  So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income.  We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

Owned Properties.  During 2002, we acquired one 126-bed skilled nursing property for a total cost of $1.9 million subject to mortgage debt of approximately $1.4 million due to a REMIC pool originated by us.  This property is leased to CLC Healthcare, Inc. (see Item 8. FINANCIAL STATEMENTS — Note 8. CLC Healthcare, Inc. for further discussion).  During 2002 we invested approximately $1.0 million in the expansion and improvement of existing properties.  Mortgage loans with outstanding principal balances totaling $3.8 million that were secured by two skilled nursing properties with a total of 150 beds were converted into owned properties.  As of December 31, 2002, our investment in owned properties consisted of 59 skilled nursing properties with a total of 6,896 beds, 88 assisted living properties with a total of 4,182 units and one school in 23 states, representing a gross investment of approximately $469.7 million.

During the year ended December 31, 2002, we sold 15 skilled nursing facilities and one assisted living property for a total sales price of $40.0 million.  Our gross investment in the properties before impairments and accumulated depreciation was $43.9 million and the net book value, after impairments and accumulated depreciation was $23.0 million.  Net proceeds from these sales were $15.6 million, including a 10-year, $3.6 million note with a face rate of 7.0% which we discounted to $2.6 million for an effective rate of 13.0%, and the reduction of approximately $12.8 million in mortgage debt due to REMIC Pools originated by us, and a $11.1 million reduction in outstanding borrowings under our Senior Secured Revolving Line of Credit (the “Secured Revolving Credit”).  As a result of these sales, $6.0 million of commitments under the Secured Revolving Credit were reduced.  Substantially all of the remaining net proceeds from these sales were used to further reduce outstanding borrowings under the Secured Revolving Credit.  These sales resulted in a net gain of approximately $14.5 million.

The majority of our long-term care properties are leased to lessees pursuant to long-term operating leases that generally have an initial term of 6 to 20 years and provide for increases in the rent based upon specified rate increases, increases in revenues over defined base periods, or increases based on consumer price indices.  All leases are triple net leases that require the lessee to pay all taxes, insurance, maintenance and other costs of the properties.

Mortgage Loans.  As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria.  (See “Investment and Other Policies” in this Section.)  We also provide construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. At December 31, 2002, we had 39 mortgage loans secured by first mortgages on 36 skilled nursing properties with a total of 4,095 beds and eight assisted living residences with 369 units located in 20 states.  At December 31, 2002, the mortgage loans had a weighted average interest rate of 11.75%, generally have 25-year amortization schedules, have balloon payments due from 2003 to 2018 and provide for certain facility fees.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

On August 1, 2002, we completed a loan participation transaction whereby we issued a $30.0 million senior participating interest in 22 of our first mortgage loans that had a total unpaid principal balance of $58.6 million (the “Participation Loan Pool”) to a private bank.  The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months.  The $30.0 million senior participation is secured by the entire Participation Loan Pool.  We received net proceeds from the issuance of the senior participation of $29.8 million which we used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishment of the senior participation is tied to the underlying maturities of loans in the Participation Loan Pool, which range from 6 to 194 months.  We have accounted for the participation transaction as a secured borrowing under Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

REMIC Certificates.  We complete a securitization by transferring mortgage loans to a newly created Real Estate Mortgage Investment Conduit (“REMIC”) that, in turn, issues mortgage pass-through certificates aggregating approximately the same amount.  A portion of the REMIC Certificates are sold to third parties and a portion of the REMIC Certificates are retained by us.  The REMIC Certificates we retain are subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retain are interest-only certificates which have no principal amount and entitle us to receive cash flows designated as interest.  At December 31, 2002, we had investments in REMIC Certificates with a carrying value of $64.4 million and a fair market value of $48.7 million.  See Note 6. Real Estate Investments for further discussion of our investments in REMIC Certificates.

Investment and Other Policies

Objectives and Policies.  Our investment policy is to invest primarily in income-producing long-term care properties.  In recent years, several publicly held providers of long-term care facilities and two publicly held providers of assisted living facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws.  Also see “Government Regulation” below.  As a result of the significant financial difficulties experienced by these and other providers, we have made few investments in the last four years.

Historically our investments have consisted of:

•	mortgage loans secured by long-term care properties;

•	fee ownership of long-term care properties which are leased to providers; or

•	participation in such investments indirectly through investments in real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider such factors as:

•	type of property;

•	the location;

•	construction quality, condition and design of the property;

•	the property’s current and anticipated cash flow and its adequacy to meet operational needs and lease obligations or debt service obligations;

•	the experience, reputation and solvency of the licensee providing services;

•	the payor mix of private, Medicare and Medicaid patients;

•	the growth, tax and regulatory environments of the communities in which the properties are located;

•	the occupancy and demand for similar properties in the area surrounding the property; and

•	the Medicaid reimbursement policies and plans of the state in which the property is located.

For investments in long-term care properties we place emphasis on properties that have low investment per bed/unit ratios and do not have to rely on the provision of ancillary services to cover debt service or lease obligations.  In addition, with respect to skilled nursing properties, we attempt to invest in properties that do not have to rely on a high percentage of private-pay patients.  We seek to invest in properties that are located in suburban and rural areas of states with improving reimbursement climates.  Prior to every investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional sub-acute services.  In addition, we review the environmental reports, state survey and financial statements of the property before the investment is made.  We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.  We believe that assisted living facilities are an important sector in the long-term care market and our investments have included direct ownership of assisted living properties.  We believe that assisted living facilities represent a lower cost long-term care alternative for senior adults than skilled nursing facilities.  We invest primarily in assisted living properties that attract the moderate-income private pay patients in smaller communities, preferably in states that have adopted Medicaid waiver programs or are in the process of adopting or reviewing their policies and reimbursement programs to provide funding for assisted living residences.  We believe that locating residences in a state with a favorable regulatory and reimbursement climate should provide a stable source of residents eligible for Medicaid reimbursement to the extent private-pay residents are not available, and should provide alternative sources of income for residents when their private funds are depleted and they become Medicaid eligible.

The terms of our existing Secured Revolving Credit facility limit our investments outside of health care real estate to $20.0 million.  There are no other formal restrictions imposed in our investment in any single type of property or joint venture; however, difficult capital market conditions in the long-term care sector of the health care industry has in the last three years limited our access to traditional forms of growth capital.  As a result of the tight capital markets for the long-term care sector of the health care industry, we have reduced our investment activity since 2000.  At December 31, 2002, we had no outstanding commitments to provide mortgage or sale/leaseback financing.

Borrowing Policies.  We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable.  We may incur such indebtedness to make investments in additional long-term care properties or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short-term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise.  We may also arrange for long-term borrowings through public offerings or from institutional investors.  To the extent that we receive net cash proceeds from such borrowings, the terms of our revolving credit facility require us to reduce the outstanding commitment and repay an equal amount of the net cash proceeds received from such borrowings on amounts outstanding under the revolver.

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

Competition

In the healthcare industry, we compete for real property investments with health care providers, other health care related REITs, real estate partnerships, banks, insurance companies and other investors.  Many of our competitors are significantly larger and have greater financial resources and lower cost of capital than we have available to us.  Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital.  Difficult capital market conditions for the long-term care sector of the health care industry has limited our access to traditional forms of growth capital.  As a result of the tight capital markets for the long-term care sector of the health care industry, we have reduced our investment activity since 2000.

The lessees and borrowers of our properties compete on a local, regional and, in some instances, national basis with other health care providers.  The ability of the lessee or borrower to compete successfully for patients or residents at our properties depends upon several factors, including the levels of care and services provided by the lessees or borrowers, the reputation of the providers, physician referral patterns, physical appearances of the properties, family preferences, financial condition of the operator and other competitive systems of health care delivery within the community, population and demographics.

Difficulties Experienced by Major Operators

The majority of our revenue is derived from the long-term care sector.  Reduced reimbursements, a staffing shortage and increased liability insurance costs and professional liability claims continue to plague the industry.  Certain temporary Medicare add-on payments enacted in The Balanced Budget Refinement Act of 1999 and Medicare, Medicaid and SCHIP Benefit and Protection Act of 2000 expired in October 2002.  As a result, Medicare reimbursement to nursing homes declined about 9%, as of October 1, 2002.  Other add-on payments associated with certain classifications are scheduled to expire October 1, 2003 unless Congress acts to restore the payments.  A planned limitation on patient Medicare rehabilitation therapy procedures scheduled for January 1, 2003 has been delayed until July 2003.  The therapy cap may be further delayed.  However, if the cap is enacted it is anticipated that Medicare reimbursement will be further reduced.

Due to economic challenges facing many states, nursing homes will likely continue to be under funded.  Some states have already and some states have proposed to reduce Medicaid reimbursement to nursing home providers.  Management believes that inadequate Medicare and Medicaid reimbursements and other issues discussed above will cause losses and reduced financial performance for many long-term care facilities and operators.  Also see “Government Regulation” below.

Sun Healthcare Group, Inc. (“Sun”) did not pay February 2003 rent and requested that we terminate the leases for nine properties, with a net book value of $45.8 million at December 31, 2002, leased directly from us.  Annual rent on the nine properties aggregated $4.1 million in 2002.  We are actively negotiating terms with replacement lessees for these properties.  Sun indicated its intent to continue leasing from us four other properties and retain two other properties financed by mortgages that are in a REMIC pool originated by us.  As of December 31, 2002, Sun owed approximately $6.0 million to the REMIC for these two mortgaged properties. Our net book value of the four leased properties at December 31, 2002 was approximately $10.3 million and the properties generate approximately $1.4 million in rental income.

See  “Item 8.  FINANCIAL STATEMENTS—Note 3. Major Operators” for a discussion of issues associated with Assisted Living Concepts, Inc. (“ALC”) and Alterra Healthcare Corporation (“Alterra”).  Also see “Governmental Regulation” below.  Given the negative impact of these changes on the financial performance of operators of nursing homes and assisted living facilities, we continually evaluate the realizability of our real estate and marketable debt securities investment portfolios.  As a result of our analyses, we recorded a non-cash impairment charge on certain properties in our real estate investment portfolio (properties we own or on which we hold first mortgages or REMIC Certificates) totaling $7.8 million ($0.7 million of which is included in discontinued operations) in 2002.  In 2001, we recorded a non-cash impairment charge and costs of foreclosure and lease terminations on certain properties and securities in our real estate and marketable debt securities investment portfolios totaling $28.6 million ($8.9 million of which is included in discontinued operations), of which $17.3 million relates to our real estate investment portfolio.  See “Item 8.  FINANCIAL STATEMENTS — Note 5.  Impairment Charge” for further discussion of the impairment charges we have recorded.

CLC Healthcare, Inc.

In 2002, LTC Healthcare, Inc. changed its name to CLC Healthcare, Inc. (“CLC”).

During 1998, we completed the spin-off of all CLC voting common stock through a taxable dividend distribution to the holders of our common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures.  Upon completion of the distribution, CLC began operating as a separate public company.  Beginning in September 1999, CLC began leasing skilled nursing properties owned or financed by us, assumed the leases of certain additional properties and closed certain properties with our consent.  We previously financed or leased these properties to lessees who experienced financial difficulties to such extent that the lessees were not able to comply with lease provisions or debt provisions underlying the properties.  CLC assumed leases for these properties.  As a result CLC assumed leases of troubled facilities and was not able to pay, nor did we record as income, rent under its leases with us in 2002 and 2001.  In November and December of 2002, CLC paid us $0.3 million per month.  CLC indicated that these payments were for rent; however, based on our assessment of CLC’s financial condition, we recorded these payments as reductions to CLC’s line of credit with us.  In January and February of 2003, CLC paid us a total of $0.7 million that we also applied as reductions to CLC’s line of credit with us.  In 2002, CLC paid us, and we recorded as income, $0.5 million in interest on its line of credit with us.  In 2001, we did not receive, nor did we record as income, interest on CLC’s line of credit with us.  See discussion of the line of credit below.

Pursuant to an intercompany agreement entered into at the time CLC was formed, CLC has agreed not to engage in activities or make investments that involve real estate, unless it has first provided us with written notice of the material terms and conditions of such activities or investments, and we have determined not to pursue such activities or investments either by providing written notice to CLC rejecting the opportunity or by allowing a 10-day notice period to lapse.  Pursuant to the intercompany agreement, we also agreed to notify each other of, and make available to each other, investment opportunities that either company develops or of which either company becomes aware but is unable or unwilling to pursue.  The intercompany agreement has a term of 10 years but shall terminate earlier upon a change of control of our company.

As of December 31, 2002, 23 of our skilled nursing properties, which represents approximately 7.8%, or $46.8 million (including impairments totaling $7.1 million on three properties) of our total assets were leased to CLC.  In 2002, we sold a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $0.5 million note (“Fort Tucum Note”) bearing no interest for one year and thereafter interest at 8% annually for two years.  CLC has certain rights to extend the note at its maturity.  LTC-Fort Tucum, now owned by CLC, acquired two skilled nursing properties in New Mexico, previously owned by an unrelated third party and operated by Integrated Health Services, Inc., in a deed-in-lieu of foreclosure transaction.  These properties are financed with debt from a REMIC pool originated by us.  CLC began operating the two properties during the second quarter of 2002.

The 23 properties we lease to CLC under individual six-year leases provide for total rents of $3.0; $4.0; $4.8; $5.4; $5.9 and $6.5 million respectively, in years 2002 through 2007.  The leases contain two five-year renewal options with increases of 2% annually.  These leases have a provision for acceleration should there be a change of control, as defined in the lease, of CLC.  Additionally, CLC owns and operates the two New Mexico properties discussed above which are financed with mortgage loans payable to a REMIC pool originated by us.

CLC has advised us that their Form 10-K for the year ended December 31, 2002 will contain a “going concern” qualified opinion from CLC’s outside auditors.  CLC has sustained operating losses and net losses every year since inception, currently has no outside financing availability other than the line of credit with us discussed below.  Further, CLC has recorded an actuarially based accrual for general and professional liability of approximately $12.6 million.  See below for discussion of CLC’s insurance coverage.

We have discussed with CLC’s Board of Directors the possible transfer of the 23 leased properties to other lessees.  The independent directors of CLC’s Board has agreed, at this time, to permit us to solicit other lessees for these properties.  We have agreed with CLC that until June 30, 2003, and contingent on our reaching an agreement with another lessee, we would purchase from CLC the leasehold improvements, furniture, fixtures and equipment and pay CLC a mutually agreeable lease breakage fee for any property leased to a new lessee.  We have also agreed to give CLC a rent abatement retroactive to March 1, 2003 on any lease where we enter into a lease with a new lessee.

Management cannot predict, at this time, when or if any or all CLC leases will be transferred to other lessees or what value any new leases would represent for the properties leased.  Such new leases may result in a future impairment charge if the net book value of the properties exceeds the undiscounted cash flow from the new leases.

These discussions with CLC could involve a significant restructuring of CLC by the Board and management of CLC and during this process it is likely that we will need to advance working capital or offer additional rent concessions to CLC for its reorganization.  The amount of a potential advance has not been agreed to, and the eventual realization of all CLC’s obligations to us, including future advances, is not, at this time estimable.

Additionally, we hold a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, in the face amount of $7.0 million.  The Note was received in December 2001 in exchange for our right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001.  The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal balance of $7.0 million, which is payable in cash annually.  We did not accrue any interest income on the Note in 2002.  In January 2003, we received $0.1 million from CLC, which represents the 2.0% on the original principal balance of $7.0 million which is payable in cash annually.  Thus, CLC is current on its interest payments due under the Note.  The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC.

At December 31, 2002, Holdings owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of ALC stock on December 31, 2002 of $4.4 million, $1.2 million face value of ALC senior secured debentures and $0.6 million face value of junior subordinated debentures.  At December 31, 2002, the book value of the Note was $3.1 million, which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2001.

Our Chairman, President and Chief Executive Officer serves as a Board member and Chief Executive Officer of CLC. Our Executive Vice President, Chief Investment Officer serves as a Board member and President of CLC. Our Vice President, Taxes serves as CLC's Vice President, Taxes. On March 7, 2003, our Chief Financial Officer resigned as CLC's Chief Financial Officer but remains a Board member of CLC. Additionally, we have an indemnification agreement covering these officers who also serve as Board members of CLC and one current CLC outside director.

CLC has advised us that it no longer has general and professional liability insurance in Texas and Florida.  CLC no longer operates in Florida; however, it has claims arising from operations prior to its exit from the Florida market.  CLC does provide for a reserve for potential insurance losses based on an estimate of incurred but not reported losses; however, should CLC incur a significant uninsured loss, it may not have the resources to pay the loss.  As mentioned above, CLC has recorded an actuarially based accrual for general and professional liability of approximately $12.6 million as of December 31, 2002.  At this time, CLC has stated that given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on CLC’s financial position, results of operations or liquidity.

We have provided CLC with a secured line of credit that bears interest at 10% and matures April 1, 2008.  Effective October 1, 2002, we amended the secured line of credit provided by our company to CLC.  The amendment reduced the line from $20.0 million to $10.0 million and added certain restrictions as to the use of funds drawn under the line.  The line of credit continues to bear interest at 10%, matures on April 1, 2008 and contains a provision for acceleration should there be a change of control of CLC.  In consideration of this amendment, we waived until November 30, 2002, defaults under our leases with CLC for non-payment of rent.  During 2002, we advanced CLC $0.8 million and CLC repaid us $1.4 million under the line of credit which had a balance of $4.7 million at December 31, 2002.  In March 2003, we advanced CLC $1.0 million under the line of credit.

All of the aforementioned transactions and amendments to agreements between our company and CLC were approved by the respective disinterested and/or independent members of the Board of Directors of each company.  All interested and/or non-independent Board members abstained from any such vote.

Employees

We currently employ 15 people.

Investor Information

We do not currently maintain an Internet website.  We will provide, as soon as reasonably possible after these reports are filed with the Securities and Exchange Commission, at no charge and upon request, paper copies of our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  Requests may be made in writing or by telephone at the address or telephone number listed on the cover of the Form 10-K.

Governmental Regulation

General.  The lessees or borrowers of our skilled nursing properties derive a substantial portion of their revenue from third party payors, including the Medicare and Medicaid programs.  The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly and certain disabled persons.  The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals, and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion which may affect payments made to providers under these programs.  The amounts of program payments received by our lessees or borrowers can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries and other payment agents acting on behalf of the programs.

Medicare PPS System and Related Legislation.  Medicare reimbursement for skilled nursing facilities is based on a prospective payment system (“PPS”) under which facilities are paid a federal per diem rate for virtually all covered services.  Payment is determined by resource utilization groups (“RUGs”).  The PPS system, which was mandated by the Balanced Budget Act of 1997 (the “Balanced Budget Act”), was phased in starting with cost reporting periods beginning on or after July 1, 1998.  All facilities were paid at the full federal rate beginning October 1, 2001.  PPS has resulted in more intense price competition and lower margins for operators.  There can be no assurance that operators will be successful in reducing costs of services below the PPS reimbursement rates, or that the failure of operators to do so will not have a material adverse effect on their liquidity, financial condition and results of operations which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

The Balanced Budget Refinement Act, enacted in November 1999 (“BBRA 1999”), and the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA 2000”) sought to mitigate some of the reductions in reimbursement to skilled nursing facilities resulting from the Balanced Budget Act.  While many of the payment increases mandated by these two bills expired October 1, 2002, SNFs continue to benefit from a BBRA 1999 provision (subsequently modified by BIPA 2000) that temporarily increases payments for certain high-acuity patients.  Specifically, the legislation temporarily increases the PPS per diem rates for certain specific patient acuity categories, beginning April 1, 2000, and ending when the Centers for Medicare & Medicaid Services (“CMS”), formerly the Health Care Financing Administration (“HCFA”), implements a refined RUG system that better accounts for medically-complex patients.  The Secretary of HHS did not implement such refinements in fiscal year 2003, and the Bush Administration has indicated that the refinements also will not be implemented in fiscal year 2004.

The Balanced Budget Act also instituted a consolidated billing requirement for skilled nursing facilities, which required facilities to submit Medicare claims to the fiscal intermediary for virtually all Medicare services that its residents receive, except for certain specifically excluded services.  The BBRA 1999 excluded additional items from the consolidated billing requirement. Moreover, BIPA 2000 limited consolidated billing requirements to items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and therapy services covered under Part B.  In other words, for residents not covered under a Part A stay, facilities may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services.

Moreover, the Balanced Budget Act established: (1) a $1,500 per beneficiary annual cap for all outpatient physical therapy services and speech language pathology services; and (2) a $1,500 per beneficiary annual cap for all outpatient occupational therapy services.  The BBRA 1999 and BIPA 2000 suspended implementation of these caps through 2002.  While Congress did not extend the moratorium before it expired, CMS has announced that it will not begin enforcing the therapy caps until July 1, 2003, and that the caps are indexed for inflation, bringing the caps to $1,590.

Balanced Budget Act – Medicaid.  The Balanced Budget Act also repealed the Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated nursing homes.  Since repeal, many states have sought to lower their reimbursement payment rates, and several have succeeded.  It is unclear at this time the extent to which additional state Medicaid programs will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what affect such initiatives would have on operators.  There can be no assurance that future changes in Medicaid reimbursement rates to nursing facilities will not have an adverse effect on the operators, and thus, us.  Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from HHS for waivers from certain Medicaid requirements as long as certain standards are met.  These managed care programs have historically exempted institutional care although some states have instituted pilot programs to provide such care under managed care programs.  Nevertheless, several states use capitated managed care financing for at least a portion of their long-term care programs. We are not able to predict whether any future states’ waiver provisions will change the Medicaid reimbursement systems for long-term care facilities from cost-based or fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to operators.  Moreover, many states are facing significant budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs.  Significant limits on the scope of services reimbursed and on rates of reimbursement under the Medicaid program could have a material adverse effect on the operators’ liquidity, financial condition and results of operations, which in turn could affect adversely their ability to make rental payments or mortgage payments to us.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid “upper payment limit” requirements and additional restrictions were issued January 18, 2002.  The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries.  Although the rule is being phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, including nursing facilities.

Future Legislative Changes.  We expect Congress to continue to consider measures to reduce the growth in Medicare and Medicaid expenditures.  As noted previously, certain of the increases in Medicare reimbursement for skilled nursing facilities provided for under the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act expired in October 2002.  Congress has not enacted additional legislation to date to further extend these provisions.  No assurances can be given as to whether Congress will increase or decrease reimbursement in the future, the timing of any such action, or the form of relief, if any, that may be enacted.  In addition, the Medicare Payment Advisory Commission (“MedPAC”), an independent federal body established to advise Congress on issues affecting the Medicare program, reportedly will recommend in a March 2003 report that Congress adopt additional reductions in skilled nursing facility reimbursement. While the MedPAC recommendations are not binding on Congress, they may affect Congressional consideration of future Medicare reimbursement legislation.

Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program reimbursement to health care facilities.  We cannot predict at this time whether any additional measures will be adopted or if adopted and implemented, what effect such proposals would have on lessees or borrowers of our health care properties.  There can be no assurance that payments under state and federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs of patients eligible for reimbursement pursuant to the programs.

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

Licensure. The lessees or borrowers of our health care properties are subject to extensive state and local laws and regulations relating to licensure, conduct of operations, and services provided within the facilities.  The nursing operations of our lessees and borrowers are subject to regulation and licensing by state and local health and social services agencies and other regulatory authorities.  In order to maintain their operating licenses, health care facilities must comply with standards concerning medical care, equipment and hygiene.  Although regulatory requirements vary from state to state, these requirements generally address among other things: personnel education and training; staffing levels; patient records; facility services; quality of care provided; physical residence specifications; food and housekeeping services; and residents’ rights and responsibilities.  These facilities are subject to periodic survey and inspection by governmental authorities.  The properties are also subject to various state and local building codes and other ordinances, including zoning and safety codes.

Certificate of Need.  Certificate of Need (“CON”) statutes and regulations control the development and expansion of health care services and properties in certain states.  The CON process is intended to promote quality health care and to avoid the unnecessary duplication of services, equipment and properties.  CON or similar laws generally require that approval be obtained from the designated state health planning agency for certain acquisitions and capital expenditures, and that such agency determine that a need exists prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services.  Additionally, several states have instituted moratoria on new CONs or the approval of new beds.  CONs or other similar approvals may be required in connection with our future acquisitions and/or expansions.  There can be no assurance that our lessees or borrowers or we will be able to obtain the CONs or other approvals necessary for any or all such projects.

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

The federal government has implemented several initiatives in recent years designed to improve the quality of care in nursing homes and to reduce fraud in the Medicare program.  These initiatives include tougher enforcement measures by state surveying authorities, empowering specialized contractors to track down Medicare scams and program waste, and expanded use of “fraud fighters” by Medicare contractors.  Moreover, in April 2002, HHS announced a Nursing Home Quality Initiative pilot program for six states, which are Colorado, Florida, Maryland, Ohio, Rhode Island and Washington.  This pilot program was designed to provide consumers with comparative information about nursing home quality measures.  The initiative rated every nursing facility and SNF operating in these states on specific quality of care indicators, including percentages of patients with infections, bedsores, and unplanned weight loss, among others.  On April 24, 2002, HHS released initial quality data from nursing homes in the pilot program’s six states.  The quality data, along with other information about individual nursing facilities, have been made available to the public through Medicare’s consumer web site, newspaper ads and a telephone help line.  On November 12, 2002, HHS announced that the program is being launched nationwide.  For the national project, HHS is using 10 quality measures, falling into two categories -- six for chronic care patients (long-term stay residents) and four for post-acute care patients (short-term patients).  On November 13, 2002, CMS published advertisements in newspapers in every state that included a sampling of the quality data. The complete listing is available on the CMS internet site.

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

We are unable to predict the effect of future administrative or judicial interpretations of the laws discussed above, or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take, or their impact on lessees or borrowers of our health care properties.  We endeavor to structure our arrangements with our properties’ lessees and borrowers and others to comply with applicable regulatory requirements, but there can be no assurance that statutory or regulatory changes, or subsequent administrative rulings or interpretations, will not require us to modify or restructure certain arrangements, or that we will not be required to expend significant amounts to maintain compliance.

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

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law could initially bring about significant and, in some cases, costly changes. HHS has released three rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

Second, HHS has released new standards relating to the privacy of individually identifiable health information. These standards not only require our lessees’ or borrowers’ compliance with rules governing the use and disclosure of protected health information, but they also require entities to impose those rules, by contract, on any business associate to whom such information is disclosed.

Third, on February 20, 2003, HHS issued final rules governing the security of health information. This rule specifies a series of administrative, technical, and physical security procedures covered entities must use to assure the confidentiality of electronic protected health information.

HHS finalized the new transaction standards on August 17, 2000, and covered entities, such as our lessees or borrowers, originally were required to comply with the new standards by October 16, 2002.  Congress passed legislation in December 2001 that delayed the compliance date for one year (until October 16, 2003), but only for entities that submit a compliance plan to HHS by the original implementation deadline.  On February 20, 2003, HHS published certain modifications to the final transaction standards, but these changes do not affect the October 16, 2003 compliance deadline. The privacy standards were issued on December 28, 2000, and, after certain delays, became effective April 14, 2001, with a compliance date of April 14, 2003. The security standards are effective April 21, 2003, with a compliance date of April 21, 2005 for most covered entities. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

We believe the lessees or borrowers of our health care properties are aware of and should be evaluating the effect of HIPAA.  We believe our lessees or borrowers cannot at this time estimate the cost of such compliance, nor estimate the cost of compliance with standards that have not yet been finalized.  The new and proposed health information standards are likely to have a significant effect on the manner in which the lessees or borrowers of our health care properties handle health data and communicate with payors.  However, based on our current knowledge, we cannot currently estimate the cost of compliance or if there will be a material adverse effect on our business, financial condition or results of operations as a result of our lessees or borrowers experiencing increased costs for compliance.

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

•

Fourth, the Tax Relief Extension Act of 1999 (“99 Act”), provides that, subject to certain exceptions, for taxable years commencing after December 31, 2000, we may not own more than 10% of the total value of the securities of any issuer.  See the 99 Act description beginning on page 17.

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

These annual distributions are paid in the taxable year to which they relate.  Alternatively, they must be declared and payable to stockholders of record in either October, November, or December and paid during January of the following year.  In addition, if we elect, the dividends may be declared before the due date of the tax return (including extensions) and paid on or before the first regular dividend payment date after such declaration, and we must specify the dollar amount in our tax returns.

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

(2)	95% of our real estate investment trust capital gain net income for such year; and

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

1)

Investment limitations and taxable REIT subsidiaries.  The 99 Act modifies the REIT asset test by adding a requirement that except for (I) “Safe Harbor Debt” and (II) the ownership of stock in “taxable REIT subsidiaries”, a REIT cannot own more than 10% of the total value of the securities of any issuer (“10% Rule”). The 10% Rule becomes effective for taxable years commencing after December 31, 2000.  “Safe Harbor Debt” is non-contingent, non-convertible debt (“straight-debt”) which satisfies one of the following three requirements:  (a) the straight-debt is issued by an individual, or (b) all of the securities of the issuer owned by the REIT is “straight debt” or (c) the issuer is a partnership in which the REIT owns at least 20% of its profits.

2)	For a corporation to qualify as a taxable REIT subsidiary the following requirements must be satisfied.

	(1)	The REIT must own stock in the subsidiary corporation.

	(2)	Both the REIT and the subsidiary corporation must join in an election that the subsidiary corporation be treated as a “taxable REIT subsidiary” of the REIT.

	(3)	The subsidiary corporation cannot directly or indirectly operate or manage either a lodging or health care facility.

	(4)	The subsidiary corporation generally cannot provide to any person rights to any brand name under which lodging or health care facilities are operated.

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

The 10% Rule generally will not apply to securities owned by a REIT on July 12, 1999 (“Transition Rule”). However, the Transition Rule would cease to apply to securities of an issuer if, after July 12, 1999, the REIT acquires additional securities of such issuer or if such issuer engages in a substantial new line of business, or acquires any substantial assets, other than in a reorganization or in a transaction qualifying under Section 1031 or 1033 of the Code.

3)

Ownership of health care facilities. The 99 Act permits a REIT to own and operate a health care facility for at least two years, and treat it as permitted “foreclosure” property, if the facility is acquired by the termination or expiration of a lease of the property.

4)	REIT distribution requirements. The 99 Act reduces the requirement that a REIT must distribute at least 95% of its income as deductible dividends to 90% of its income.

5)

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

Investment Portfolio

At December 31, 2002, our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 95 skilled nursing properties with 10,991 beds, 96 assisted living properties with 4,551 units and one school in 30 states. We had approximately $469.7 million (before accumulated depreciation of $64.3 million) invested in properties we own and lease to lessees, approximately $84.0 million invested in mortgage loans (before allowance for doubtful accounts of $1.3 million), and investments in REMIC Certificates with a carrying value of approximately $64.4 million ($66.8 million at amortized cost, prior to any adjustment of available-for-sale certificates to fair market value).

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

Owned Properties.  At December 31, 2002, we owned 59 skilled nursing properties with a total of 6,896 beds,
88 assisted living properties with a total of 4,182 units and one school in 23 states, representing a gross investment of approximately $469.7 million.  The properties are leased pursuant to non-cancelable leases generally with an initial term of 6 to 20 years.  The leases provide for a fixed minimum base rent during the initial and renewal periods.  Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of our leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease.  Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility.  Many of the leases contain renewal options and one contains a limited period option that permits the operator to purchase the property.

The following table sets forth certain information regarding our owned properties as of December 31, 2002
(dollar amounts in thousands) :

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/Units(1)	Encumbrances (2)		Lease Term (3)	Current Investment

Alabama	3	1		458	$3,655		104	$16,228
Arizona	4	3		1,026	15,948		91	45,854
California	1	3		436	17,736		113	36,713
Colorado	1	6		325	6,718		78	20,383
Florida	5	6		1,162	2,274		81	39,035
Georgia	6	1		654	8,692		47	13,716
Idaho		4		148	—		75	9,756
Indiana		2		78	—		84	5,070
Iowa	7	1		645	8,895		62	16,059
Kansas	4	4		447	9,378		41	16,215
Nebraska		4		156	—		76	9,332
New Jersey		1	1	39	—		129	12,195
New Mexico	4	1		507	11,298		67	29,646
N. Carolina		5		210	—		72	13,096
Ohio		11		487	21,511		125	44,718
Oklahoma		6		221	4,538		56	12,315
Oregon	1	4		324	4,021		77	17,812
Pennsylvania		1		69	5,657		184	8,327
South Carolina		3		128	—		72	7,610
Tennessee	3			201	—		—	3,866
Texas	15	13		2,417	22,556		55	57,512
Virginia	3			443	—		52	9,239
Washington	2	8		497	9,455		121	24,959

TOTAL	59	88	1	11,078	$152,332	(4)		$469,656	(5)

1.	Number of beds/units applies to skilled nursing properties and assisted living residences only.
2.

In addition to these encumbrances, 12 skilled nursing properties with 1,126 beds and 54 assisted living properties with 2,437 units with a gross investment value of $177,276 are pledged as collateral for our Secured Revolving Credit.

3.	Weighted average remaining months in lease term.
4.

Consists of: i) $136,971 of non-recourse mortgages payable by our company secured by 29 skilled nursing properties containing a total of 3,507 beds, 18 assisted living properties with 961 units,  ii) $6,960 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units,  iii) $4,380 of non-recourse capital lease obligations on four assisted living properties in Kansas with 134 units, and iv) $4,021 of multi-unit housing non-recourse tax-exempt revenue bonds on one assisted living property in Oregon with 112 units.  As of December 31, 2002 our Company’s gross investment in properties encumbered by mortgage loans, bonds and capital leases was $213,559.

5.	Of the total, $179,442 relates to investments in skilled nursing properties, $280,944 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

Mortgage Loans.  At December 31, 2002, we had 39 mortgage loans secured by first mortgages on 36 skilled nursing properties with a total of 4,095 beds and eight assisted living residences with 369 units located in 20 states. At December 31, 2002, the mortgage loans had a weighted average interest rate of 11.75%, generally have 25-year amortization schedules, have balloon payments due from 2003 to 2018 and provide for certain facility fees.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table sets forth certain information regarding our mortgage loans as of December 31, 2002
(dollar amounts in thousands) :

Location	No. of SNFs	No. of ALFs	No. of Beds /Units	Interest Rate %	Average Months to Maturity	Face Amount of Mortgage Loans	Current Amount of Mortgage Loans		Current Annual Debt Service (1)

Alabama	1		40	10.50	187	$500	$461		$60
Arizona	1		144	12.30	22	2,400	2,224		312
Arkansas	2		274	10.75-10.95	99	3,400	2,913		415
California	5		756	10.28-12.30	137	11,371	10,221		1,407
Colorado	3		263	11.00-11.88	35	6,600	6,764		885
Florida	2	1	384	10.40-12.45	85	9,990	8,250		1,259
Georgia	1		63	11.68	49	1,200	1,141		149
Illinois	1		120	10.08	63	1,950	1,855		215
Iowa	1	1	143	11.67-12.37	59	4,400	4,256		550
Missouri	1		90	9.38	185	1,500	1,353		166
Montana		1	34	11.90	130	2,346	2,298		287
Nebraska		4	163	10.63-11.67	70	10,911	10,608		1,296
Nevada	1		100	11.13	91	1,200	1,008		149
Ohio	1		150	10.79	39	5,200	4,835		606
Oklahoma	1		161	11.65	102	1,300	1,137		167
S. Carolina	5		509	13.42	1	11,250	10,647		1,494
S. Dakota		1	34	11.67	75	2,346	2,304		282
Texas	5		611	10.77-13.38	116	7,095	5,567		924
Washington	4		310	11.80-12.25	93	4,500	4,127		584
Wisconsin	1		115	11.00	170	2,200	1,983		273

TOTAL	36	8	4,464			$91,659	$83,952	(2)	$11,480

1.	Includes principal and interest payments.
2.

Of the total current principal balance, $63,276 and $20,676 relate to investments in skilled nursing properties and assisted living properties, respectively.  All mortgage loans are pledged as collateral for our Secured Revolving Credit.

In general, the mortgage loans may not be prepaid except in the event of the sale of the collateral property to a third party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one property upon a sale of one or more, but not all, of the collateral properties to a third party which is not an affiliate of the borrower.  The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the property under a pre-existing purchase option, destruction or condemnation, or other circumstances as approved by us.  On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year.  For other loans, the prepayment premium is based on a yield maintenance formula.  In addition to a lien on the mortgaged property, the loans are generally secured by certain non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross-default and cross-collateralization features and certain guarantees.

On August 1, 2002, we completed a loan participation transaction whereby we issued a $30.0 million senior participating interest in 22 of our first mortgage loans that had a total unpaid principal balance of $58.6 million (the “Participation Loan Pool”) to a private bank.  The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months.  The $30.0 million senior participation is secured by the entire Participation Loan Pool.  We received net proceeds from the issuance of the senior participation of $29.8 million that we used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishment of the senior participation is tied to the underlying maturities of loans in the Participation Loan Pool which range from 6 to 194 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

REMIC Certificates.  At December 31, 2002, we had investments in REMIC Certificates with a carrying value of $64.4 million ($66.8 million at amortized cost prior to any adjustment of available-for-sale certificates to fair market value).

These certificates are pledged as collateral for our Secured Revolving Line of Credit.  The REMIC Certificates we retain are subordinate in rank and right of payment to the REMIC Certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The REMIC Certificates are collateralized by four pools consisting of 85 first mortgage loans secured by 120 skilled nursing properties with a total of 14,242 beds in 20 states. Each mortgage loan, all of which we originated, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property.  The $245.2 million current principal amount of mortgage loans represented by the REMIC Certificates have a weighted average interest rate of approximately 10.91%, and scheduled maturities ranging from 2003 to 2028.

The following table sets forth certain information regarding the mortgage loans securing the REMIC Certificates as of December 31, 2002 (dollar amounts in thousands):

Location	Number of Properties	Number of Beds	Original Principal Amount of Remaining Mortgage Loans	Current Principal Amount of Remaining Mortgage Loans (1)	Current Annual Debt Service

Alabama	3	405	$8,100	$7,459	$1,022
Arizona	4	761	21,405	19,781	2,371
California	22	2,433	46,645	33,338	5,144
Colorado	1	177	2,000	1,880	244
Florida	7	945	32,310	28,337	3,632
Georgia	12	1,318	27,272	25,269	3,414
Iowa	9	650	13,938	13,481	1,611
Louisiana	1	127	1,600	1,434	206
Michigan	1	236	3,000	2,571	384
Mississippi	3	400	14,050	10,224	1,206
Missouri	1	100	1,500	1,419	162
Montana	2	163	5,600	5,301	692
Nebraska	2	256	4,700	4,480	571
New Mexico	6	541	17,171	16,122	1,706
N. Carolina	1	168	2,814	2,800	181
Ohio	1	50	1,100	674	394
Oklahoma	1	112	1,300	1,088	173
Tennessee	6	550	16,827	15,734	2,105
Texas	33	4,561	57,508	49,576	6,743
Washington	4	289	4,583	4,280	557

TOTAL	120	14,242	$283,423	$245,248	$32,518

1.

Included in the balances of the mortgages underlying the REMIC Certificates are $67,699 of non-recourse mortgages payable by our subsidiaries.  We originated these mortgages, which were subsequently transferred to the REMIC.  The properties and the mortgage debt are reflected in our balance sheet.

The mortgage loans underlying the REMIC Certificates generally have 25-year amortization schedules with final maturities due from 2003 to 2028, unless prepaid prior thereto.  Contractual principal and interest distributions with respect to the $66.8 million amortized cost basis, of REMIC Certificates (excluding unrealized losses on changes in estimated fair value of $2.4 million) we retained are subordinated to distributions of interest and principal with respect to the $181.6 million of REMIC Certificates held by third parties.  Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur nor are any maturities extended as a result of the inability of the borrower to refinance, scheduled principal distributions on the REMIC Certificates we retained will commence in August 2004 with final distributions in April 2028.  Distributions on any of the REMIC Certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC Certificates, including the exercise of certain purchase options under existing property leases or the sale of the mortgaged properties.  Each of the mortgage loans securing the REMIC Certificates contains similar prepayment and security provisions as our mortgage loans.

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

At December 31, 2002, the REMIC Certificates we held had an effective interest rate of approximately 17.04% based on the expected future cash flows with no unscheduled prepayments.

Item 3.	LEGAL PROCEEDINGS

We are a party to various claims and lawsuits arising in connection with general and professional liability claims against the lessees or borrowers of our properties, which in our opinion are not singularly or in the aggregate material to our results of operations or financial condition.  These cases name as defendants the facilities' operators, and also name LTC Properties, Inc. as a defendant, even though (through our affiliate) we are a non-posessory landlord of these properties. All of the cases involve allegations regarding the wrongful death of a resident, including claims of negligence per se in connection with the care received by these now deceased residents, violations of certain statutory resident rights and/or penal code sections, gross negligence, punitive damages and malice. We did not operate these properties. The various claims and lawsuits may include matters involving general or professional liability, which is the responsibility of our lessees and borrowers pursuant to insurance and indemnification provisions in the leases or loans.  See “Item 8.  FINANCIAL STATEMENTS – Note 13. Contingencies” for further discussions.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Our common stock is listed on the New York Stock Exchange. Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE.

	2002		2001

	High	Low	High	Low

First Quarter	$7.950	$6.050	$4.875	$3.500
Second Quarter	$8.540	$7.450	$5.150	$3.600
Third Quarter	$8.700	$5.470	$5.390	$4.300
Fourth Quarter	$8.500	$5.850	$6.740	$5.000

(b)	As of December 31, 2002 we had approximately 590 stockholders of record of our common stock.

(c)	We declared total cash distributions on common stock as set forth below:

	2002	2001

First Quarter	$0.10	$0.00
Second Quarter	0.10	0.00
Third Quarter	0.10	0.00
Fourth Quarter	0.10	0.00

	$0.40	$0.00

In February 2003, we declared a $0.10 per common share dividend payable on March 31, 2003 to stockholders of record on March 21, 2003.  We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT.  Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments.  Provisions of our Secured Revolving Credit limit common and preferred cash dividends to no more than 110% of consolidated taxable income.  All distributions will be made subject to approval of the Board of Directors and will depend on the earnings of our company, its financial condition and such other factors as the Board of Directors deem relevant.  In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% (95% for years ending prior to January 1, 2001) of our “REIT taxable income.”  (See “Annual Distribution Requirements” beginning on page 16.)

(d)	Securities authorized for issuance under equity compensation plans as of December 31, 2002 is as follows:

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	569,500	$5.53	4,276
Equity compensation plans not approved by security holders	—	—	—

Total	569,500	$5.53	4,276

Item 6.	SELECTED FINANCIAL INFORMATION

The following table of selected financial information should be read in conjunction with our company’s financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Operating Information:
Revenues	$69,203	$68,724	$84,364	$84,818	$86,132
Expenses:
Interest expense	21,633	21,745	27,183	21,795	22,267
Depreciation and amortization	14,199	12,987	14,390	12,717	11,723
Provision for loan losses	—	—	—	—	600
Impairment charge	7,097	19,647	7,620	14,939	—
Operating and other expenses	6,827	9,099	5,887	5,863	5,084

Total expenses	49,756	63,478	55,080	55,314	39,674

Income before minority interest and other	19,447	5,246	29,284	29,504	46,458
Minority interest	(1,308)	(973)	(982)	(1,018)	(1,415)
Other income (loss)	—	—	—	1,304	(6,797)

Income from continuing operations	18,139	4,273	28,302	29,790	38,246
Discontinued Operations:
(Loss) gain from discontinued operations	(819)	(8,741)	(5,655)	2,037	2,421
Gain on sale of assets, net	14,483	1,560	8,990	—	9,926

Net income (loss) from discontinued operations	13,664	(7,181)	3,335	2,037	12,347
Net income (loss)	31,803	(2,908)	31,637	31,827	50,593
Preferred stock dividends	(15,042)	(15,077)	(15,087)	(15,087)	(12,896)

Net income (loss) available to common stockholders	$16,761	$(17,985)	$16,550	$16,740	$37,697

Per share Information:
Basic net income (loss) available to common stockholders	$0.91	$(0.75)	$0.63	$0.61	$1.390

Diluted net income (loss) available to common stockholders	$0.91	$(0.75)	$0.63	$0.61	$1.390

Common Stock Distributions declared	$0.40	$0.00	$0.87	$1.56	$1.535

Balance Sheet Information:
Real estate investments, net	$552,434	$604,306	$622,428	$683,736	$663,996
Total assets	599,925	648,568	676,585	721,811	689,814
Total debt	230,420	284,634	262,560	292,274	229,695
Total liabilities	239,113	294,785	272,546	303,300	237,900
Minority interest	13,399	13,404	9,912	9,894	10,514
Total stockholders’ equity	347,413	340,379	394,127	408,617	441,400
Other Information:
Cash flows provided by operating activities	$42,903	$43,852	$45,307	$60,785	$61,885
Cash flows provided by (used in) investing activities	19,320	46,772	45,697	(48,156)	(51,529)
Cash flows used in financing activities	(60,544)	(86,172)	(91,789)	(11,477)	(13,827)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues for the year ended December 31, 2002 were $69.2 million compared to $68.7 million for the same period in 2001.  Rental income increased $4.1 million primarily as a result of the acquisition of properties in December 2001, new leases and rental increases provided for in the existing lease agreements, partially offset by the elimination of rents from sold properties and closed properties and a reduction in rents due from Assisted Living Concepts, Inc. (“ALC”).  Specifically “same store” rental income, (rental income from properties owned for both years ended December 31, 2002 and 2001) increased $0.9 million due to rental rate increases provided for in the leases partially offset by decreases in rents due from ALC.  Properties acquired in December 2001 and a loan that converted to an owned property in 2002 resulted in a $5.8 million increase in rental income during 2002 while properties sold in 2001 and 2002 resulted in a $2.6 million decrease in rental income.

Interest income from mortgage loans and notes receivable decreased $1.8 million primarily as a result of the early payoff of five mortgage loans (three in 2002 and two in the second half of 2001), the conversion of one mortgage loan to an owned property, a receipt of delinquent interest related to a bankruptcy order in the prior year and the effect of not accruing interest on one mortgage loan.

Interest income from REMIC Certificates decreased $2.1 million due to the amortization of the related asset, the early payoff of certain mortgage loans underlying our investment in REMIC Certificates and the sale of REMIC Certificates in the third quarter of 2001.

Interest and other income increased $0.3 million due primarily to the receipt of interest income from our investment in ALC bonds.

Interest expense decreased $0.1 million due to lower debt outstanding along with a decrease in the interest rate on our Secured Revolving Credit, partially offset by a higher interest rate on our Senior Mortgage Participation.

Depreciation and amortization expense increased $1.2 million due to the acquisition of properties in December 2001 and the conversion of mortgage loans into owned properties, partially offset by properties sold and a lower basis of certain assets due to impairment charges taken in 2001 and 2002.

Our company performs periodic comprehensive evaluations of its investments.  As a result, we determined certain investments in long term care properties were impaired.  During 2002 we recorded impairments of $1.7 million in one skilled nursing property and one assisted living property ($0.7 million of which is included in net loss from discontinued operations).  Of this $1.7 million, $1.0 million applied to a skilled nursing property where we agreed to a rent reduction that required an impairment adjustment and $0.7 million was for an assisted living property we agreed to sell at less than net book value.  We recorded a $1.6 million impairment for mortgage loans on two skilled nursing properties.  Of this amount, $0.6 million was for a skilled nursing property that had closed and defaulted on the loan and $1.0 million was for a loan on a skilled nursing property whose operator was reporting losses from operations and requesting temporary loan payment modifications.  Additionally, we recorded a $4.5 million impairment on investments in REMIC Certificates.  Of this $4.5 million charge, $1.2 million was for loans paying off prior to maturity and reducing the value of our I/O REMIC Certificates, $0.5 million was for one skilled nursing property that closed, $1.3 million was for one skilled nursing facility that the Company, as loan servicing agent for the REMIC Trust, agreed could pay the loan off at a $1.0 million reduction in principal and $1.5 million was for one skilled nursing property whose operator advised us they were considering either closing the facility or attempting to convert the building to an alternative use.

Operating and other expenses decreased by $2.3 million due to a $2.5 million charge for an adjustment to director and officer loans in the prior year.

The loss from discontinued operations was $7.9 million lower due to impairment charges recorded in 2001 on properties that were sold in 2002.  During 2002 we sold 15 skilled nursing properties and one assisted living property resulting in a net gain of $14.5 million.

The year ended December 31, 2002 resulted in net income available to common stockholders of $16.8 million compared to a net loss after preferred dividends of $18.0 for the same period in 2001.  This increase is due primarily to gains on asset sales in 2002, impairment charges in 2001 and the charge for an adjustment to director and officer loans in 2001, as previously discussed.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues for the year ended December 31, 2001 were $68.7 million compared to $84.4 million for the same period in 2000.  Of the $15.7 million reduction, rental income decreased by $9.5 million.  Approximately $5.1 million of the rental income decrease is related to properties closed in 2001 and our non-accrual of rental income from properties operated by CLC in 2001.  See Item 8.  FINANCIAL STATEMENTS — Note 8. CLC Healthcare, Inc.” for further discussions.  Assets sold in 2001 and 2000 represent a net decrease of $6.4 million, assets purchased in 2000 represented an increase of $1.8 million and “same store” rental income (rental income from properties owned for both twelve months ended December 31, 2001 and 2000) increased by $0.2 million.

Interest income from mortgage loans and notes receivable decreased by $2.0 million due to loan repayments in 2001 and 2000 and the non-accrual of interest income on the line of credit due from CLC.

Interest income from REMIC Certificates decreased by $1.7 million due to the sale of certain certificates in the third quarter of 2001 and due to the normal amortization of the related asset.

Interest and other income decreased by $2.4 million primarily as the result of non-accrual or accretion of interest on ALC convertible subordinated debentures.

Interest expense is lower by $5.4 million from December 31, 2000 to December 31, 2001.  Of this reduction, $1.0 million is due to our payment in January 2001 to retire all of the $11.8 million of 8.50% convertible subordinated debentures and $0.4 million is due to our payment in July 2001 to retire all of the $10.4 million of 8.25% convertible subordinated debentures.  Additionally, as a result of lower balances due under our credit facility and the fact that our LIBOR based interest rate for the credit facility decreased during the year from a weighted average of 9.2150% at December 31, 2000 to 4.3225% at December 31, 2001, our company had a reduction in interest expense of $4.4 million associated with our credit facility.  These reductions were partially offset by an increase in interest expense related to a full year’s interest expense for non-recourse mortgages assumed for acquisitions in 2000.

Depreciation and amortization expense decreased as a result of assets sold in 2001 and 2000.  See “Item 8. FINANCIAL STATEMENTS – Note 6. Real Estate Investments” for further discussions.

Our company performs periodic comprehensive evaluations of its investments.  As a result, we determined certain investments in skilled nursing properties and other assets were impaired.  During 2001 we recorded net impairments of $16.8 million ($8.9 million of which is included in net loss from discontinued operations) for 14 skilled nursing properties; $0.5 million in lease termination costs; $1.5 million on a note receivable and $9.8 million on ALC convertible subordinated debentures.  See “Item 8. FINANCIAL STATEMENTS – Note 5. Impairment Charge” for further discussions.  The fair values were based on current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

Operating and other expenses increased by $3.2 million primarily due to a $2.5 million adjustment to director and officer loans and a $0.7 million increase in compensation expense.  The $2.5 million adjustment was non-cash.  See “Item 8. FINANCIAL STATEMENTS – Note 12. Stockholders’ Equity” for further discussions.

During the year we sold three skilled nursing properties, three assisted living properties and three schools.  These sales resulted in a net gain of approximately $3.2 million.  Additionally, we sold certain REMIC Certificates with a net book value of approximately $19.0 million for $17.9 million which resulted in a $1.1 million loss.  We also sold other miscellaneous assets during the year which resulted in an aggregate $0.5 million loss.

The year ended December 31, 2001 resulted in a net loss after preferred dividends of $18.0 million compared to a net income available to common stockholders of $16.6 for the same period in 2000.  This decrease is due primarily to impairment charges in 2001, gains on asset sales in 2000 and the charge for an adjustment to  director and officer loans in 2001, as previously discussed.

Critical Accounting Policies

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  See “Item 8. FINANCIAL STATEMENTS — Note 2. Summary of Significant Accounting Policies” for a description of the significant accounting policies we followed in preparing the consolidated financial statements for all periods presented.  We have identified the following significant accounting policies as critical accounting policies in that they require significant judgment and estimates and have the most impact on financial reporting.

Impairments.  Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property, as per SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” for years prior to 2002 and as per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” beginning January 1, 2002.  In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

To the extent there are defaults or unrecoverable losses on the underlying mortgages of the REMIC Certificates resulting in reduced cash flows, the subordinated certificates we hold would, in general bear the first risk of loss.  In accordance with EITF 99-20, management evaluates the realizability of expected future cash flows periodically.  Management includes in its evaluation such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of REMIC Certificate future cash flows.  An impairment is recorded in current period earnings when management believes that it is likely that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

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

Description of the REMIC Certificates.  REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only (“I/O”).  The REMIC Certificates sold to third-party investors are the senior certificates and those retained by us are the subordinated certificates.  The senior and the subordinated certificates have stated principal balances and stated interest rates (“pass-through rates”).  The I/O REMIC Certificates have no stated principal but are entitled to interest distributions.  Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates.  After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal.  Interest and principal distributions are made in order of REMIC Certificate seniority.  As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us would in general bear the first risk of loss.  Management evaluates the realizability of expected future cash flows periodically.  An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

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

Mortgage Loans Receivable.  Mortgage loans receivable are recorded on an amortized costs basis.  We maintain a valuation allowance based upon the expected collectibility of our mortgage loans receivable.  Changes in the valuation allowance are included in current period earnings.  In accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” we evaluate the carrying values of our mortgage loans receivable on an individual basis.  Management periodically evaluates the realizability of future cash flows from the mortgages when events or circumstances, including the non-receipt of principal and interest payments and/or significant deteriorations of the financial conditions of the borrowers indicate that the carrying amount of the mortgage loan receivable may not be recoverable.  An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

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

Management periodically evaluates the realizability of future cash flows from the mortgages underlying the Company’s REMIC Certificates.  Includes in its evaluation, management considers such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of Certificate future cash flows. Impairments are recorded when an adverse change in cash flows is evident and is determined to be other than temporary in nature.  Additionally, interest recognition amortization schedules are adjusted periodically to reflect changes in expected future cash flows from the REMIC certificates, thus, accordingly adjusting future interest income recognized.

Transactions with Affiliate.  See “Item 1. — CLC Healthcare, Inc.”, for a description of our transactions with CLC Healthcare, Inc. and the accounting policies we followed related to those transactions.

Liquidity and Capital Resources

During the year ended December 31, 2002, net cash provided by operating activities was $42.9 million.  We acquired one skilled nursing property for $0.5 million cash and the assumption of $1.4 million in mortgage debt payable to a REMIC Pool originated by us.  Additionally we invested $1.4 million for renovation of owned properties.  We sold 15 skilled nursing properties and one assisted living property for aggregated net proceeds of approximately $15.6 million including a 10-year, $3.6 million note with a face rate of 7.0% which we discounted to $2.6 million for an effective rate of 13.0% and the reduction of approximately $12.8 million in mortgage debt due to REMIC Pools originated by us, and a $11.1 million reduction in outstanding borrowings under our Secured Revolving Credit.  These sales resulted in a net gain of approximately $14.5 million and substantially all of the net proceeds were used to further reduce outstanding borrowings under the Secured Revolving Credit.

Principal payments of $6.0 million were received on mortgage loans receivable, including $4.3 million related to the early payoff of three loans.  These amounts were used to reduce amounts due under our Secured Revolving Credit.

During 2002 we received from CLC $0.6 million in repayments, net of borrowings, under the $10.0 million secured line of credit that bears interest at 10% and matures April 1, 2008.  At December 31, 2002, the balance on CLC’s line of credit with us was $4.7 million.  In March 2003, we advanced CLC $1.0 million under the line of credit.

During 2002, we borrowed $10.0 million and repaid $55.6 million under our Secured Revolving Credit that expires on October 2, 2004 and bears interest between LIBOR plus 2.00% and LIBOR plus 3.00% depending on our leverage ratio.  As of December 31, 2002 borrowings of $48.4 million bearing interest at LIBOR plus 2.5% were outstanding under this credit facility and we had reduced the commitment level from $185.0 million at inception to $69.9 million.  The credit facility provides for scheduled periodic commitment reductions with the next reduction to $65.0 million as of April 1, 2004 and to $60.0 million due at maturity.  The credit facility also required us to pay an additional fee of 4% of the available commitment level as of October 2, 2002.  The commitment level on that date was $75.0 million.  In addition to the 4% fee paid on October 2, 2002, we issued 1,500,000 book value units, disclosed as a contingent liability, to the lenders under our Secured Revolving Credit that entitle them to a right to participate in any increase in our book value per common share (measured at September 30, 2004) in excess of our book value per common share at September 30, 2000, less $2.00 per share from such excess.  We were required to issue 20,000 book value units for each $1.0 million of outstanding commitments at October 2, 2002.  Our book value per common share at September 30, 2000 was $8.92, thus, our book value per common share at September 30, 2004 would have to be in excess of $10.92 in order for these book value units to have any value which would require us to be obligated to pay any money to our lenders for their book value units.  At December 31, 2002, our book value per common share was $10.09 and as a result, the book value units have no current value and we have recognized no expense in the periods presented for the book value units.  We will still be obligated to pay lenders any amounts due them relating to the book value units as of September 30, 2004, even if we repay in full and terminate our Secured Revolving Credit after October 2, 2002.  Under covenants contained in the credit agreement, we are required to maintain, among other things, at December 31, 2002: (i) a ratio of senior debt to tangible net equity of no more than 0.65 to 1.0; (ii)  a ratio of funded debt to tangible net equity of no greater than 1.0 to 1.0; (iii)  a minimum tangible net worth of at least $275.0 million; and (iv)  a ratio of cash flow to interest expense of at least 1.5 to 1.0.   We are in compliance with all covenants as of December 31, 2002.

At December 31, 2002 our weighted average interest rate under our credit facility was 3.92%, down from 4.32% at December 31, 2001 in step with Federal Reserve interest rate reductions.

In addition to the $12.8 million payoff of mortgage debt related to asset sales, we also repaid five loans payable to REMIC Pools originated by us and made scheduled principal payments on mortgage loans, notes payable and capital leases totaling $14.5 million.

In January 2002 we paid $2.4 million to retire all of the 7.75% convertible subordinated debentures at maturity.

On August 1, 2002, we completed a loan participation transaction whereby we issued a $30.0 million senior participating interest in 22 of our first mortgage loans that had a total unpaid principal balance of $58.6 million
(the “Participation Loan Pool”) to a private bank.  The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months.  The $30.0 million senior participation is secured by the entire Participation Loan Pool.  We received net proceeds from the issuance of the senior participation of $29.8 million that we used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishment of the senior participation is tied to the underlying maturities of loans in the Participation Loan Pool which range from 6 to 194 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

It is our intent to use all available cash to continue to meet our debt obligations as they become due and meet dividend requirements to maintain our REIT status and to continue repurchasing our shares when appropriate.  During the year ended December 31, 2002, we purchased and retired 338,200 shares of common stock for an aggregate purchase price of $2.3 million, an average of $6.90 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  1,865,400 shares have been purchased under this authorization prior to December 31, 2002; therefore, our company continues to have an open Board authorization to purchase an additional 3,134,600.  Subsequent to December 31, 2002 and through February 28, 2003, we purchased 257,000 shares at an aggregate purchase price of $1.6 million, an average of $6.13 per share.

In February 2003, the Board authorized us to purchase up to 100,000 shares each of our Series A Preferred Stock and Series B Preferred Stock.  Through February 28, 2003 we purchased 10,000 shares for an aggregate purchase price of $0.2 million, an average of $19.70 per share.

During 2002, we declared and paid cash dividends on our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock totaling $7.3 million, $4.5 million, $4.1 million ($0.8 million of which was declared in 2001, accrued at December 31, 2001 and paid in January 2002), and $7.3 million, respectively.  We have declared a $0.10 dividend per share on our common stock payable on March 31, 2003; however, we are giving no assurances that this amount or any amount will be a continuing common dividend in the near future.

Should an insufficient amount be raised to meet our debt obligations through asset sales or financings, we would need to again suspend paying a common dividend and perhaps some of the preferred dividends in order to apply funds from operations to debt reductions.

Alterra operates 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.2%, or $73.4 million, of our total assets.  Alterra announced on January 22, 2003 that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  Alterra’s senior management informed us that they expect all leases with us will be affirmed.  While no assurances can be given in a bankruptcy, such affirmation would result in no adverse impact to us as a result of Alterra’s reorganization.  Alterra is current on all rents due us through March 2003.

Sun did not pay February 2003 rent and requested that we terminate the leases for nine properties with a net book value of $45.8 million at December 31, 2002, leased directly from us.  Annual rent on the nine properties aggregated $4.1 million in 2002.  We are actively negotiating terms with replacement lessees for these properties.  Sun indicated its intent to continue leasing from us four other properties and retains two other properties financed by mortgages that are in a REMIC pool originated by us. As of December 31, 2002, Sun owed approximately $6.0 million to the REMIC for these two mortgaged properties. Our net book value of the four leased properties at December 31, 2002 was approximately $10.3 million and the properties generate approximately $1.4 million in rental income.

CLC has advised us that their Form 10-K for the year ended December 31, 2002 will contain a “going concern” qualified opinion from CLC’s outside auditors.  CLC has sustained operating losses and net losses every year since inception, currently has no outside financing availability other than the line of credit with us discussed below.  Further, CLC has recorded an actuarially based accrual for general and professional liability of approximately $12.6 million.  See below for discussion of CLC’s insurance coverage.

We have discussed with CLC’s Board of Directors the possible transfer of some or all of the 23 leased properties to other lessees.  The independent directors of CLC’s Board has agreed, at this time, to permit us to solicit other lessees for these properties.  We have agreed with CLC that until June 30, 2003, and contingent on our reaching an agreement with another lessee, we would purchase from CLC the leasehold improvements, furniture, fixtures and equipment and pay CLC a mutually agreeable lease breakage fee for any property leased to a new lessee.  We have also agreed to give CLC a rent abatement to March 1, 2003 on any lease where we entered into a lease with a new lessee.

Management cannot predict, at this time, when or if any or all CLC leases will be transferred to other lessees or what value any new leases would represent for the assets leased.  Such new leases may result in a future impairment charge if the net book value of the properties exceeds the undiscounted cash flow from the new leases.

These discussions with CLC involve a significant restructuring of CLC by the Board and management of CLC and during this process it is likely that we will need to advance working capital or offer additional rent concessions to CLC for its reorganization.  The amount of a potential advance has not been agreed to, and the eventual realization of all CLC’s obligations to us, including future advances, is not, at this time estimable. Management cannot predict, at this time, when or if any or all transfers will be accomplished or what values any new leases would represent for the properties leased.  Such new leases may result in an impairment charge for specific assets.

Loans within certain REMIC Certificate pools have amortized, are scheduled to mature or have paid off early.  As a result, we anticipate REMIC interest income in 2003 will be approximately $2.8 million less than 2002, absent any modifications of the underlying loans.  Current scheduled maturities on REMIC Certificates we hold are $0, $7.8 million, $10.1 million, $6.6 million, $7.1 million and $31.8 million for the years ending December 31, 2003, 2004, 2005, 2006, 2007 and thereafter.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collection of our mortgage loans receivable, REMIC Certificates and rents.  The collectibility of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the lessees and borrowers of the skilled nursing properties, assisted living residences and the school owned by or pledged to us.  The operating results of the facilities will depend on various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry.  In addition, our company’s future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing properties, assisted living properties and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

Because of the nature of the underlying mortgage collateral of the Company’s REMIC certificate investments, many market and/or industry specific factors may affect the treasury rate spreads or discount rates used in estimating the fair value the REMIC certificates.  Such factors may include, but are not limited to uncertainty surrounding proposed or pending changes in federal and/or state reimbursement programs for long-term care which may be subject to among other things, budgetary constraints, perceptions surrounding the future supply of long-term care beds, changes in regulations surrounding the operation of long-term care facilities and the associated costs therewith, and operating factors including, but not limited to, labor costs, insurance costs and other costs.  Additionally, the general interest rate environment and the availability and demand of higher yielding investments also are factors that impact the spreads and/or yields used in estimating the fair value of the REMIC certificates.  Investor sentiment towards any one or more of these factors can impact where our REMIC certificate investments would be priced by a potential investor at given point in time.  Because there are a limited number of securities similar to the REMIC certificates held by the Company, which trade infrequently, if at all, the Company balances its fair value estimates with valuations of more traditional types of asset-backed securities that have similar rating characteristics with REMIC certificates held by the Company.  Differences between the carrying amounts of the Company’s REMIC certificate investments and the estimated fair value of those certificates, are due in large part to current market sentiments towards the long-term care industry and various factors cited above.  Changes in market sentiments are difficult to predict, at best, thus, management endeavors to utilize its understanding of the underlying collateral and the expected cash flows therefrom, to determine whether changes in values are other than market related.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2002.

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

At December 31, 2002, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $85.4 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.3 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.5 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

Assuming the borrowings outstanding under our revolving line of credit at December 31, 2002, a 1% increase in interest rates would increase annual interest expense on our revolving line of credit by approximately $4.8 million.  Conversely, a 1% decrease in interest rates would decrease annual interest expense on our revolving line of credit by $4.8 million.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedules listed in the index at Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California January 24, 2003, except Note 8 which date is February 28, 2003 and Note 13 which date is February 7, 2003

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2002 - $64,316; 2001 - $53,699	$379,228	$401,524
Land	26,112	25,518
Properties held for sale, net of accumulated depreciation and amortization: 2002 - $0; 2001 - $4,884	—	11,999
Mortgage loans receivable, net of allowance for doubtful accounts: 2002 - $1,280; 2001 - $1,250	82,675	92,111
REMIC Certificates	64,419	73,154

Real estate investments, net	552,434	604,306
Other Assets:
Cash and cash equivalents	8,001	6,322
Debt issue costs, net	5,309	3,578
Interest receivable	3,781	3,258
Prepaid expenses and other assets	2,069	2,423
Notes receivable (includes $3,095 due from CLC Healthcare, Inc. in 2002 and 2001)	15,622	14,584
Marketable debt securities	7,968	8,755
Advance on line of credit due from CLC Healthcare, Inc.	4,741	5,342

	47,491	44,262

Total assets	$599,925	$648,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible subordinated debentures	$—	$2,408
Bank borrowings	48,421	104,000
Mortgage loans payable	136,971	162,232
Bonds payable and capital lease obligations	15,361	15,994
Senior mortgage participation payable	29,667	—
Accrued interest	1,293	1,210
Accrued expenses and other liabilities	6,419	6,915
Liabilities related to properties held for sale	—	223
Distributions payable	981	1,803

Total liabilities	239,113	294,785
Minority interest	13,399	13,404
Stockholders’ Equity:
Preferred stock $0.01 par value; 10,000 shares authorized; shares issued and outstanding: 2002 – 7,062; 2001 – 7,062	165,183	165,183
Common stock $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2002 – 18,055; 2001 – 18,393	181	185
Capital in excess of par value	253,050	254,930
Cumulative net income	250,629	218,826
Other	(6,112)	(5,605)
Cumulative distributions	(315,518)	(293,140)

Total stockholders’ equity	347,413	340,379

Total liabilities and stockholders’ equity	$599,925	$648,568

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Revenues:
Rental income	$42,303	$38,184	$47,702
Interest income from mortgage loans and notes receivable	10,695	12,543	14,528
Interest income from REMIC Certificates	12,970	15,116	16,852
Interest and other revenue	3,235	2,881	5,282

Total revenues	69,203	68,724	84,364

Expenses:
Interest expense	21,633	21,745	27,183
Depreciation and amortization	14,199	12,987	14,390
Impairment charge	7,097	19,647	7,620
Operating and other expenses	6,827	9,099	5,887

Total expenses	49,756	63,478	55,080

Income before minority interest	19,447	5,246	29,284
Minority interest	(1,308)	(973)	(982)

Income from continuing operations	18,139	4,273	28,302
Discontinued operations:
Loss from discontinued operations	(819)	(8,741)	(5,655)
Gain on sale of assets, net	14,483	1,560	8,990

Net income (loss) from discontinued operations	13,664	(7,181)	3,335

Net income (loss)	31,803	(2,908)	31,637
Preferred stock dividends	(15,042)	(15,077)	(15,087)

Net income (loss) available to common stockholders	$16,761	$(17,985)	$16,550

Net Income (Loss) per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$0.17	$(0.45)	$0.50

Diluted	$0.17	$(0.45)	$0.50

Net Income (Loss) Per Common Share from Discontinued Operations:
Basic	$0.74	$(0.30)	$0.13

Diluted	$0.74	$(0.30)	$0.13

Net Income (Loss) Per Common Share Available to Common Stockholders:
Basic	$0.91	$(0.75)	$0.63

Diluted	$0.91	$(0.75)	$0.63

Comprehensive Income:
Net income (loss) available to common stockholders	$16,761	$(17,985)	$16,550
Unrealized (loss) gain on available-for-sale securities	(1,435)	2,807	(500)
Reclassification adjustment	276	1,376	—

Comprehensive income (loss)	$15,602	$(13,802)	$16,050

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Shares
			Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distribution
	Preferred Stock	Common Stock

Balance – December 31, 1999	7,080	27,036	$165,500	$270	$304,527	$190,097	$(11,504)	$(240,273)
Payments on stockholder notes	—	—	—	—	—	—	132	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(500)	—
Repurchase of common stock	—	(1,005)	—	(10)	(7,959)	—	—	—
Conversion of partnership units	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	31,637	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,087)
Common stock cash distributions ($0.87 per share)	—	—	—	—	—	—	—	(22,703)

Balance – December 31, 2000	7,080	26,031	165,500	260	296,568	221,734	(11,872)	(278,063)

Interest added to stockholder note balance	—	—	—	—	—	—	(369)	—
Adjustment to stockholder note balance	—	—	—	—	—	—	2,453	—
Reclassification adjustment	—	—	—	—	—	—	1,376	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	2,807	—
Repurchase of stock	(18)	(7,588)	(317)	(75)	(41,661)	—	—	—
Net loss	—	—	—	—	—	(2,908)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,077)
Vested restricted stock	—	—	—	—	23	—	—	—
Canceled restricted stock	—	(50)	—	—	—	—	—	—

Balance – December 31, 2001	7,062	18,393	165,183	185	254,930	218,826	(5,605)	(293,140)

Interest added to stockholder note balance	—	—	—	—	—	—	(62)	—
Payments on stockholder notes	—	—	—	—	—	—	877	—
Reclassification adjustment	—	—	—	—	—	—	276	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1,435)	—
Repurchase of stock	—	(338)	—	(4)	(2,329)	—	—	—
Net income	—		—	—	—	31,803	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,042)
Vested restricted stock	—	—	—	—	286	—	—	—
Reclassification of unvested restricted stock	—	—	—	—	163	—	(163)	—
Common stock cash distributions ($0.40 per share)	—	—	—	—	—	—	—	(7,336)

Balance – December 31, 2002	7,062	18,055	$165,183	$181	$253,050	$250,629	$(6,112)	$(315,518)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$31,803	$(2,908)	$31,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,400	13,866	15,259
Gain on sale of real estate and other investments, net	(14,483)	(1,560)	(8,990)
Non-cash impairment charge	7,807	28,584	14,822
Adjustment to stockholder notes receivable	—	2,453	—
Other non-cash charges, net	4,475	4,639	1,700
(Increase) decrease in interest receivable	(621)	32	(632)
Decrease (increase) in prepaid, other assets and allowance	11	(1,068)	(5,407)
Increase (decrease) in accrued interest	119	(1,279)	(640)
(Decrease) increase in accrued expenses and other liabilities	(608)	1,093	(2,442)

Net cash provided by operating activities	42,903	43,852	45,307
INVESTING ACTIVITIES:
Investment in real estate mortgages	—	—	(964)
Acquisition of real estate properties and capital improvements, net	(1,422)	(1,689)	(4,288)
Proceeds from sale of real estate investments, net	12,090	43,493	51,632
Principal payments on mortgage loans receivable	6,022	9,291	8,789
Investment in debt securities	(26)	(2,909)	—
Proceeds from redemption of investment in debt securities	903	—	—
Advances to CLC Healthcare, Inc.	(792)	(5,537)	(14,753)
Repayment of advances to CLC Healthcare, Inc.	1,393	1,149	3,540
Other	1,152	2,974	1,741

Net cash provided by investing activities	19,320	46,772	45,697
FINANCING ACTIVITIES:
Debt issue costs	(3,335)	(1,187)	(2,751)
Distributions paid	(23,200)	(14,259)	(37,790)
Bank borrowings	10,000	50,000	125,000
Repayment of bank borrowings	(55,561)	(64,000)	(167,000)
Proceeds from issuance of senior mortgage participation	30,000	—	—
Repayment of senior mortgage participation	(333)	—	—
Mortgage loan borrowings	—	11,500	—
Principal payments on mortgage loans, notes payable and capital leases	(14,537)	(3,966)	(1,410)
Redemption of convertible subordinated debentures	(2,408)	(22,230)	—
Repurchase of common and preferred stock	(2,332)	(42,054)	(7,969)
Other	1,162	24	131

Net cash used in financing activities	(60,544)	(86,172)	(91,789)

Increase (decrease) in cash and cash equivalents	1,679	4,452	(785)
Cash and cash equivalents, beginning of year	6,322	1,870	2,655

Cash and cash equivalents, end of year	$8,001	$6,322	$1,870

Supplemental disclosure of cash flow information:
Interest paid	$19,946	$22,184	$27,012
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

LTC Properties, Inc. (the “Company”), a Maryland corporation, commenced operations on August 25, 1992.  The Company is a real estate investment trust (“REIT”) that invests primarily in long-term care properties through mortgage loans, property lease transactions and other investments.

2.	Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its controlled partnerships.  All intercompany investments, accounts and transactions have been eliminated.  Control over those partnerships is based on the provisions of the partnership agreements that provide the Company with a controlling financial interest in the partnerships.  Under the terms of the partnership agreements, the Company is responsible for the management of the partnerships’ assets, business and affairs.  The Company’s rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership.  The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner.  However the Company can transfer its interest without consultation or permission of the limited partners.

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation as required by Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Use of Estimates.  Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Impairments.  Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property, per SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” for years prior to 2002 and per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” beginning January 1, 2002.  In determining fair value, the Company uses current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

To the extent there are defaults or unrecoverable losses on the underlying mortgages of the REMIC Certificates resulting in reduced cash flows, the subordinated certificates held by the Company would, in general, bear the first risk of loss.  In accordance with EITF 99-20, management evaluates the realizability of expected future cash flows periodically.  Management includes in its evaluation such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of REMIC Certificates future cash flows.  An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

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

A securitization is completed in a two-step process.  First, a wholly owned special-purpose bankruptcy remote corporation (the “REMIC Corp.”) is formed and selected mortgage loans are sold to the REMIC Corp. without recourse.  Second, the REMIC Corp. transfers the loans to a trust (the “REMIC Trust”) in exchange for commercial mortgage pass-through certificates (the “REMIC Certificates”), which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust is a qualifying special purpose entity from which the mortgages are isolated from the REMIC Corp. and the Company. Holders of REMIC Certificates issued by the REMIC Trust have the right free of any conditional constraints to pledge or exchange those interests, and neither the REMIC Corp. nor the Company maintains effective control over the transferred assets (the mortgages).  The REMIC Trust is administered by a third-party trustee solely for the benefit of the REMIC Certificate holders.  Under the securitization structure described above, the Company accounts for the transfer of the mortgages as a sale and any gain or loss is recorded in earnings.  The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by the Company are recorded at their fair value at the date of the transaction.  The Company has no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors.  Consequently, the financial statements of the REMIC Trust are not consolidated with those of the Company for financial reporting purposes.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

loans to the REMIC Trust.  Neither the Company nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

Description of the REMIC Certificates.  REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only (“I/O”).  The REMIC Certificates sold to third-party investors are the senior certificates and those retained by the Company are the subordinated certificates.  The senior and the subordinated certificates have stated principal balances and stated interest rates (“pass-through rates”).  The I/O REMIC Certificates have no stated principal but are entitled to interest distributions.  Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates.  After payment of the pass-through interest on the outstanding REMIC Certificates and interest distributions on the I/O Certificates, the REMIC Trust distributes the balance of the payments received on the underlying mortgages as a distribution of principal.  Interest and principal distributions are made in order of REMIC Certificate seniority.  As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by the Company would in general bear the first risk of loss.  In accordance with EITF 99-20, management evaluates the realizability of expected future cash flows periodically.  Management includes in its evaluation such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of REMIC Certificates future cash flows.  An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

On January 1, 1999, the Company adopted SFAS No. 134 “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”.  Upon adoption of SFAS No. 134, the Company, based on its ability and intent to hold its investments in REMIC Certificates, transferred its I/O REMIC Certificates and certificates with an investment rating of “BB” or higher from the trading category to the available-for-sale category and its certificates with an investment rating of “B” or lower to the held-to-maturity category.  The transfer was recorded at fair value on the date of the transfer.

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

Because of the nature of the underlying mortgage collateral of the Company’s REMIC certificate investments, many market and/or industry specific factors may affect the treasury rate spreads or discount rates used in estimating the fair value of the REMIC certificates.  Such factors may include, but are not limited to uncertainty surrounding proposed or pending changes in federal and/or state reimbursement programs for long-term care which may be subject to among other things, budgetary constraints, perceptions surrounding the future supply of long-term care beds, changes in regulations surrounding the operation of long-term care facilities and the associated costs therewith, and operating factors including, but not limited to, labor costs, insurance costs and other costs.  Additionally, the general interest rate environment and the availability and demand of higher yielding investments also are factors that impact the spreads and/or yields used in estimating the fair value of the REMIC certificates.  Investor sentiment towards any one or more of these factors can impact where our REMIC certificate investments would be

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

priced by a potential investor at given point in time.  Because there are a limited number of securities similar to the REMIC certificates held by the Company, which trade infrequently, if at all, the Company balances its fair value estimates with valuations of more traditional types of asset-backed securities that have similar rating characteristics with REMIC certificates held by the Company.  Differences between the carrying amounts of the Company’s REMIC certificate investments and the estimated fair value of those certificates, are due in large part to current market sentiments towards the long-term care industry and various factors cited above.  Changes in market sentiments are difficult to predict, at best, thus, management endeavors to utilize its understanding of the underlying collateral and the expected cash flows therefrom, to determine whether changes in values are other than market related.

Mortgage Loans Receivable.  Mortgage loans receivable are recorded on an amortized cost basis.  The Company maintains a valuation allowance based upon the expected collectibility of the mortgage loans receivable.  Changes in the valuation allowance are included in current period earnings.  In accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” the Company evaluates the carrying values of mortgage loans receivable on an individual basis.  Management periodically evaluates the realizability of future cash flows from the mortgages when events or circumstances, including the non-receipt of principal and interest payments and/or significant deteriorations of the financial conditions of the borrowers indicate that the carrying amount of the mortgage loan receivable may not be recoverable.  An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

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

Interest Rate Contracts.  Firm commitments subject the Company to interest rate risk to the extent that debt or other fixed rate financing will be used to finance the commitments.  The Company may elect to enter into interest rate contracts to hedge such financing thereby reducing its exposure to interest rate risk.  Interest rate contracts are designated as hedges of assets intended for securitization when the significant characteristics and expected terms of the securitization are identified and it is probable the securitization will occur.  These contracts are entered into in notional amounts that generally correspond to the principal amount of the assets to be securitized.  The Company effectively locks in its net interest margin on the securitization when the interest rate contract is entered into since changes in the market value of these contracts respond inversely to changes in the market value of the hedged assets.  Gains or losses on interest rate contracts designated as hedges of assets to be securitized are deferred and recognized upon the completion of the securitization.  The Company may also manage interest rate risk by entering into interest rate swap agreements whereby the Company effectively fixes the interest rate on variable rate debt.  The Company recognizes all derivative financial instruments such as interest rate swap contracts, in the consolidated financial statements at fair value regardless of the purpose or interest for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Generally, changes in fair values of derivatives accounted for as

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income.  Changes in the fair values of derivatives not qualifying as hedges are reported in income.

Prior to January 1, 2001, the Company also used interest rate swap contracts for hedging purposes.  For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense.  Unrealized gains or losses on interest rate swap contracts were not recognized in income.  Gains or losses on any contracts terminated early were deferred and amortized to income over the remaining average life of the terminated contracts.  The discounts or premiums on the instruments were amortized to income over the lives of the contracts using the straight-line method.  Realized gains and losses were included in other assets and liabilities and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur.  As of December 31, 2002 the Company had no interest rate contracts or any other derivative financial instrument outstanding.

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

Revenue Recognition.  Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method.  The Company follows a policy related to mortgage interest whereby the Company considers a loan to be non-performing after 60 days of non-payment of amounts due and does not recognize unpaid mortgage interest income from that loan until the amounts have been received. Base rents under operating leases are accrued as earned over the terms of the leases.  The majority of the Company’s leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease:  (i)  a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases.  SEC Staff Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) does not allow for the recognition of such revenue until all possible contingencies have been eliminated.  The Company considers the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and has historically, and expects in the future, to not include contingent rents as income until received.  The Company follows a policy related to rental income whereby the Company considers a lease to be nonperforming after 60 days of nonpayment of amounts due and does not recognize unpaid rental income from that lease until the amounts have been received.

Management periodically evaluates the realizability of future cash flows from the mortgages underlying the Company’s REMIC Certificates.  Includes in its evaluation, management considers such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of Certificate future cash flows. Impairments are recorded when an adverse change in cash flows is evident and is determined to be other than temporary in nature.  Additionally, interest recognition amortization schedules are adjusted periodically to reflect changes in expected future cash flows from the REMIC certificates, thus, accordingly adjusting future interest income recognized.

Transactions with Affiliate.  See Note 8. CLC Healthcare, Inc. for a description of our transactions with CLC Healthcare, Inc. and the accounting policies we followed related to those transactions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

For Federal tax purposes, depreciation is generally calculated at a rate of 3.6% based on the assets’ tax basis (which approximates cost) using the straight-line method over a period of 27.5 years.  Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statement purposes principally due to the treatment of certain interest income and expense items, the non-deductibility of impairment charges prior to the sale of the impaired asset and depreciable lives and basis of assets under the Internal Revenue Code.  At December 31, 2002, the tax basis of the Company’s net assets exceeded the book basis by approximately $31,253,000 due primarily to the non-deductibility of impairment charges prior to the sale of the impaired assets partially offset by accelerated depreciation for tax purposes.

Concentrations of Credit Risks.  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable and operating leases on owned properties.  The Company’s financial instruments, principally REMIC Certificates, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable.  The Company obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss.  In addition, the Company provides reserves for potential losses based upon management’s periodic review of its portfolio.

The Company’s REMIC Certificates are subordinate in rank and right of payment to the certificates sold to third-party investors and as such, in most cases, would bear the first risk of loss in the event of an impairment to any of the underlying mortgages.  The returns on the REMIC Certificates are subject to uncertainties and contingencies including, without limitation, the level of prepayment, prevailing interest rates and the timing and magnitude of credit losses on the mortgages underlying the securities that are a result of the general condition of the real estate market or long-term care industry.  These uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions therefore, no assurance can be given that current yields will not vary significantly in future periods.  In general, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

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

Discontinued Operations.  In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was required to be adopted in fiscal years beginning after December 15, 2001.  SFAS No. 144 on asset impairment supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of.  Subsequent to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

January 1, 2002, and in accordance with SFAS No. 144, properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held-for-sale once they have been classified as such.  In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held-for-sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.  In addition, all gains and losses from real estate sold are also included in discontinued operations.  As prescribed by SFAS No. 144, gains and losses on prior years related to assets included on discontinued operations in 2002 have been reclassified to discontinued operations for comparative purposes.  Assets designated as held-for-sale prior to January 1, 2002 have been accounted for under SFAS No. 121 and accordingly, gains and losses from these assets have not been included in discontinued operations.
See Note 6. Real Estate Investments, for a detail of the components of the net loss from discontinued operations.

Net Income Per Share.  Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents.  Diluted earnings per share includes the effect of all dilutive common stock equivalents.

Stock-Based Compensation.  Effective January 1, 2003, the Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation.  In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method.  The Company has adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

The Company uses the Black-Scholes model for calculating stock option expense.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results of operations could be affected.  Prior to January 1, 2003, the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  Historically, the Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Fair Value of Financial Instruments.  SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Accordingly, the aggregate fair market value amounts presented in the footnotes to these financial statements do not represent the underlying value of the Company.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  The fair value of investments in marketable debt securities is based upon quotes from a broker who trades in those securities.  The fair values of mortgage loans receivable, REMIC Certificates and long-term debt obligations are based upon the estimates of management and on rates currently prevailing for comparable loans, and instruments of comparable maturities.

Segment Disclosures.  SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the manner in which public business enterprises report information about operating segments.  Management believes that substantially all of the Company’s operations comprise one operating segment.

New Accounting Pronouncements.  During 2002 the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which were adopted by the Company as discussed above.  The following accounting pronouncements became effective or were issued in 2002 and have no material effect on the Company’s financial statements:

•	SFAS No. 141 “Business Combinations” which requires that all business combinations initiated after July 1, 2001 be accounted for as purchases;

•

SFAS No. 142 “Goodwill and Other Intangible Assets” which outlines the requirements for the accounting for goodwill and intangible assets setting forth requirements for goodwill impairment tests and requires that intangible assets with indefinite lives not be amortized but rather tested for impairment annually and that amortizable intangible assets be tested for impairment in accordance with SFAS No. 144;

•	SFAS No. 143 “Accounting for Asset Retirement Obligations” which applies to legal obligations associated with the retirement (i.e., other-than-temporary removal) of tangible long-lived assets;

•

SFAS No. 145 “Rescission for FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” under which gains and losses on extinguishment of debt would no longer automatically be classified as extraordinary;

•

SFAS No. 146 “Accounting for Disposal Obligations” which is effective for disposal activities initiated after December 31, 2002 and requires that liabilities for costs associated with an exit or disposal activity be recognized in the period(s) in which they are incurred.

•

SFAS No. 147 “Acquisitions of Certain Financial Institutions” an amendment to SFAS Nos. 72 and 144 which requires that the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized as goodwill and not amortized.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

3.	Major Operators

The Company has two lessees, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of the Company’s total assets.  The following table summarizes the Company’s major lessees’ assets, stockholders’ equity, interim revenue and net income (loss) from continuing operations as of or for the nine months ended September 30, 2002 per the lessees’ public filings:

	Assisted Living Concepts, Inc.	Alterra Healthcare Corporation

	(unaudited, in thousands)
Current assets	$23,411	$142,622
Non-current assets	195,139	593,166
Current liabilities	28,763	1,022,655
Non-current liabilities	161,630	144,724
Redeemable preferred stock	—	5,967
Gross revenue	114,201	312,882
Operating expenses	107,324	266,196
Loss from continuing operations	(4,209)	(20,538)
Net Loss	(4,642)	(170,632)
Cash (used in) provided by operations	(115)	25,992
Cash (used in) provided by investing activities	(4,470)	30,670
Cash provided by (used in) financing activities	1,481	(58,849)

Assisted Living Concepts, Inc.  (“ALC”) leases 37 assisted living properties with a total of 1,434 units owned by the Company representing approximately 12.5%, or $74,725,000, of the Company’s total assets at December 31, 2002.  In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws.  The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002.  The final order affirming the reorganization was made in December 2001, consequently the Company has reflected the transaction as of December 31, 2001.  The Company agreed to reduce total rents under the 37 leases by $875,000 a year, beginning January 1, 2002, and received a lease rejection claim of $2,500,000 for this concession.  Under the provisions of ALC’s Plan, the Company would have been entitled to receive, due to its ownership of the subordinated debentures and the lease rejection claim, $7,986,000 of ALC’s new Senior Secured Notes bearing interest at 10% per annum, payable semi-annually in arrears,  $3,026,000 new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears and 1,238,076 shares of ALC common stock.  Provisions of the Revenue Code governing REITs prohibit REITs from owning debt and/or equity securities representing more than 10% of the value or voting power of any one issuer.  Without qualifying as safe harbor debt, the Senior Secured Notes and the Junior Secured Notes would have been included in the calculation of 10% of the value of ALC.  In order to qualify as safe harbor debt and retain the Company’s REIT status the Company was able to hold only the debt.  For REIT income test purposes, provisions would also disqualify income from any entity in which a REIT owns 10% or more of the total combined voting power of all classes of stock or 10% or more of the total value of shares of all classes of a corporate tenant.  And as a result, the Company could not be owners of the ALC common stock.  In December 2001, the Company entered into an Assignment and Assumption Agreement with Healthcare Holdings, Inc., a wholly owned subsidiary of CLC Healthcare, Inc., to purchase the right to receive the common stock of ALC.  See Note 8.  CLC Healthcare, Inc. and Note 10.  Marketable Debt Securities for further discussions.  At the request of the Company’s Board of Directors, the Company’s Chairman, CEO and President, Mr. Andre C. Dimitriadis, became a Board Member of ALC as of January 1, 2002.  During the bankruptcy and since emergence, ALC has been current on all lease payments to the Company.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Alterra Healthcare Corporation (“Alterra”) leases 35 assisted living properties with a total of 1,416 units owned by the Company representing approximately 12.2%, or $73,420,000, of the Company’s total assets at December 31, 2002.  Alterra announced on January 22, 2003 that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  Alterra’s senior management informed the Company that they expect all leases with the Company will be affirmed.  While no assurances can be given in a bankruptcy, such affirmation would result in no adverse impact to the Company as a result of Alterra’s reorganization.  Alterra is current on all rents due to the Company through March 2003.

These two companies are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission.  The Company’s financial position and its ability to make distributions may be adversely affected by further financial difficulties experienced by ALC and Alterra or any of the Company’s other lessees and borrowers, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with the Company or the Company’s borrowers when it expires.

4.	Supplemental Cash Flow Information

	For the year ended December 31,

	2002	2001	2000

	(in thousands)
Non-cash investing and financing transactions:
Assumption of mortgage loans payable related to acquisitions of real estate properties	$1,357	$50,774	$13,696
Assumption of minority interest liability related to acquisition of general partnership interest	—	3,518	—
Assumption of accrued interest related to acquisitions of real estate properties	—	229	—
Conversion of mortgage loans and secured lines of credit into owned properties	3,832	3,899	12,255
Reduction in receivables from CLC Healthcare related to the acquisition of debt securities	—	7,800	—
Exchange of third party debt securities related to the acquisitions of real estate properties	—	7,925	—
Reduction in receivables from CLC Healthcare related to the acquisitions of real estate properties	—	9,285	5,346
Increase in short term notes receivable related to the disposition of real estate properties	2,631	8,483	3,055

5. Impairment Charge

The Company periodically performs a comprehensive evaluation of its real estate investment portfolio.  During 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and therefore calculates the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property. Prior to 2002, the Company calculated impairment losses using the same methodology as per SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  The long-term care industry has experienced significant adverse changes, which have resulted in continued operating losses by certain of the Company’s lessees and borrowers and in some instances the filing by

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

certain lessees and borrowers for bankruptcy protection.  As a result of the adverse changes in the long-term care industry, the Company has identified certain investments in skilled nursing properties that it determined had been impaired.  These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments.

During 2002, the Company recorded an impairment charge of approximately $7,807,000 ($710,000 of which is included in net loss from discontinued operations).  The impairment charge included the write-down of one owned skilled nursing property of $1,000,000 as a result of the Company agreeing to a rent reduction and $710,000 for one assisted living property that was subsequently sold at less than net book value, a $1,600,000 write-down of two mortgages on two skilled nursing properties and a $4,497,000 valuation adjustment of the subordinated REMIC Certificates held by the Company.  Of the $1,600,000 write-down, $600,000 was for a skilled nursing property that had closed and defaulted on the loan and $1,000,000 was for a loan on a skilled nursing property whose operator was reporting losses from operations and requesting temporary loan payment modifications. Relative to the $4,497,000 charge and as more fully described in Note 2. Summary of Significant Accounting Policies to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates held by the Company would bear the first risk of loss. As a result, during the year the Company recorded this $4,497,000 charge of which, $1,215,000 was for loans paying off prior to maturity and reducing the value of the Company’s I/O REMIC Certificates, $500,000 was for one skilled nursing property that closed, $1,282,000 was for a loan on one skilled nursing property that the Company, as loan servicing agent for the REMIC Trust, agreed could pay the loan off at a $1,000,000 reduction in principal and $1,500,000 was for one skilled nursing property whose operator advised the Company that the operator was considering either closing the property or attempting to convert the building to an alternative use.  During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying the Company’s REMIC Certificates, there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.  Accordingly, the Company recorded an impairment charge in current period earnings.

The Company believes it has recorded valuation adjustments on all assets for which there are permanent impairments.  However, the long-term care industry has experienced significant adverse changes which have resulted in continued operating losses by certain of the Company’s lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection.  Thus, the Company cannot predict what, if any, impairment charge may be needed in the future.  See Note 8. CLC Healthcare, Inc. for further discussion.

During 2001, the Company recorded an impairment charge of approximately $28,584,000, ($8,937,000 of which is included in net loss from discontinued operations in accordance with SFAS No. 144).  The impairment charge included the write-down of the carrying value to the estimated fair value, less cost to sell, of 14 owned skilled nursing properties of $16,755,000, notes receivable determined to be uncollectable of $1,500,000, pre-bankruptcy debt securities of ALC of $9,829,000 and $500,000 in lease termination costs.  Of the $16,755,000 charge, $13,677,000 was for nine closed properties, $2,484,000 was for three properties that were leased at reduced lease values and $594,000 was for two properties that were sold. The fair values were based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

During 2000, the Company recorded an impairment charge of approximately $14,822,000 ($7,202,000 of which included in net loss from discontinued operations).  The impairment charge included the write-down of the carrying value to the estimated fair value, less cost to sell, of three closed skilled nursing properties ($5,367,000), one skilled nursing property subsequently sold ($597,000) and two skilled

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

nursing properties with reduced lease amounts ($1,565,000) totaling  $7,529,000, mortgage loans secured by three closed skilled nursing properties ($3,883,000) and one skilled nursing property that was open and operating but had defaulted on its loan ($1,205,000) totaling $5,088,000 and notes receivable determined to be uncollectible of $1,259,000 and the costs of foreclosure and lease terminations of approximately $946,000.  The fair values were based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

6.	Real Estate Investments

Mortgage Loans.  During the year ended December 31, 2002, the Company received principal repayments one month before maturity totaling $2,906,000 on two mortgage loans, a principal prepayment of $1,376,000 on one mortgage originally scheduled to mature in 2004 and scheduled principal payments of $1,740,000.  Mortgage loans with outstanding principal balances totaling $3,832,000 that were secured by two long-term care properties were converted into owned properties.

At December 31, 2002, the Company had 31 mortgage loans secured by first mortgages on 36 skilled nursing properties with a total of 4,095 beds and eight assisted living residences with 369 units located in 20 states. At December 31, 2002, the mortgage loans had interest rates ranging from 9.4% to 13.4% and maturities ranging from 2003 to 2018.  In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.  At December 31, 2002 and 2001, the estimated fair value, based on the net present value of the future cash flows discounted at 10.5%, of the mortgage loans was approximately $85,429,000 and $96,581,000, respectively.  Scheduled principal payments on mortgage loans are $20,810,000, $13,765,000, $11,201,000, $16,250,000, $17,610,000 and $61,784,000 in 2003, 2004, 2005, 2006, 2007 and thereafter.

Owned Properties and Lease Commitments.  During 2002, $3,832,000 of mortgage loans converted into two owned properties.  The Company purchased one skilled nursing property with a total of 126 beds for a total cost of $1,862,000 that was subject to the assumption of existing non-recourse mortgage debt of $1,357,000 due to a REMIC pool originated by the Company.  This property is leased to CLC Healthcare, Inc.  See Note 8. CLC Healthcare, Inc. for further discussion.

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 6 to 20 years.  Many of the leases contain renewal options and one contains an option for a limited time that permits the operator to purchase three properties.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of the Company’s leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease:  (i)  a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases.  Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities.  Contingent rent income for the years ended December 31, 2002, 2001 and 2000 was not significant in relation to contractual base rent income.

Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations as required by SFAS No. 144, was $14,197,000, $13,695,000 and $15,145,000 for the years ended December 31, 2002, 2001 and 2000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $42,022,000, $41,781,000, $41,276,000, $39,818,000, $36,309,000 and $137,379,000 for the years ending December 31, 2003, 2004, 2005, 2006, 2007 and thereafter.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was required to be adopted in fiscal years beginning after December 15, 2001.  SFAS No. 144 on asset impairment supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of.  Subsequent to
January 1, 2002, and in accordance with SFAS No. 144, properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held-for-sale once they have been classified as such.  In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held-for-sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.  In addition, all gains and losses from real estate sold are also included in discontinued operations.  As required by SFAS No. 144, gains and losses on prior years related to assets included on discontinued operations in 2002 have been reclassified to discontinued operations for comparative purposes.  Assets designated as held-for-sale prior to January 1, 2002 have been accounted for under SFAS No. 121 and accordingly, gains and losses from these assets have not been included in discontinued operations.

Set forth in the table below are the components of the net loss from discontinued operations (in thousands):

	For the year ended December 31,

	2002	2001	2000

Rental income	$562	$1,328	$2,256
Interest income from mortgage loans	23	60	497
Interest and other income	—	—	13

Total revenues	585	1,388	2,766
Interest expense	—	165	243
Depreciation and amortization	201	879	869
Impairment charge	710	8,937	7,202
Operating and other expenses	493	148	107

Total expenses	1,404	10,129	8,421
Net loss from discontinued operations	$(819)	$(8,741)	$(5,655)

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

REMIC Certificates.  The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the carrying value of the subordinated certificates (held by the Company) as of December 31, 2002 and 2001 were as follows (dollar amounts in thousands):

	2002				2001

	Senior Certificates			Subordinated Certificates	Senior Certificates			Subordinated Certificates

	Principal		Rate	Carrying Value	Principal		Rate	Carrying Value

1993-1 Pool	$28		7.1%	$238	$45,227		7.7%	$2,156
1994-1 Pool	16,796		10.0%	19,308	34,499		9.9%	19,437
1996-1 Pool	74,812		7.5%	9,754	77,762		7.5%	14,126
1998-1 Pool	89,978	(1)	6.4%	35,119	113,150	(1)	6.3%	37,435

				$64,419				$73,154

(1)

Included in the 1998-1 Pool assets are $7,879,000 at December 31, 2002 and $26,382,000 at December 31, 2001 of certificates originated in the 1993-1 Pool that are excluded from the amount outstanding presented for the 1993-1 Pool.

At December 31, 2002 and 2001, the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 17.04% and 18.05%, respectively.  Income on the subordinated certificates was as follows for the years ended December 31, 2002, 2001 and 2000 (dollar amounts in thousands) :

	2002	2001	2000

1993-1 Pool	$736	$929	$921
1994-1 Pool	2,510	3,847	5,129
1996-1 Pool	2,614	3,128	3,338
1998-1 Pool	7,110	7,212	7,464

	$12,970	$15,116	$16,852

As sub-servicer for all of the above REMIC pools, the Company is responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates and will act as the special servicer to restructure any mortgage loans that default.

The REMIC Certificates retained by the Company, represent the non-investment grade certificates issued in the securizations. Furthermore, because of the highly specialized nature of the underlying collateral (long-term care properties), there is an extremely limited market for these securities.  Because REMIC Certificates of this nature trade infrequently, if at all, market comparability to the certificates the Company retains is very limited.

The Company uses certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent measurement date in accordance with SFAS No. 140.  These assumptions and estimates include projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved.  These assumptions are reviewed periodically by management.  If these assumptions change, the related asset and income would be affected.  Key economic assumptions used in measuring the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

retained interests at December 31, 2002 were as follows: a U.S. Treasury Rate of 3.8%, market spread on “B” rated certificates of 1,100 basis points over the applicable U.S. Treasury Rate, a weighted average discount rate on unrated and interest-only certificates of 29.6%, weighted-average life of 170 months and no expected annual credit losses.  At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of cash flows on the REMIC Certificates retained by the Company to immediate 10% and 20% adverse changes in those assumptions are as follows: (dollar amounts in thousands)

	Estimated Fair Value	Carrying Amount

Retained Interests in REMIC Securitizations:
Available-for-sale REMIC Certificates	$13,073	$13,073
Held-to-maturity REMIC Certificates	35,612	51,346

Totals	$48,685	$64,419

	10% Adverse Change Decline in Fair Value	20% Adverse Change Decline in Fair Value

Key Assumption Sensitivity Analysis:
Average Spread and Discount Rate Assumption
Average Spread on “B” rated certificates – 1,100 basis points	$354	$693
Average discount rate on Unrated and I/O certificates – 29.6%	1,779	3,328

Total	$2,133	$4,021

U.S. Treasury Rate Assumption (3.8%)	$123	$245

Weighted-Average Life Assumption (170 Months)	$2,844	$4,895

Expected Credit Loss Assumption (No Expected Losses)	$4,868	$9,737

As more fully described in Note 2. Summary of Significant Accounting Policies, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flow, the subordinated REMIC Certificates held by the Company would bear the first risk of loss.  During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying the Company’s REMIC Certificates there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.  Accordingly, the Company recorded an impairment charge in 2002 of $4,497,000 related to the valuation adjustment of the subordinated REMIC Certificates held by the Company.  See Note 5. Impairment Charge for a discussion of the impairment indicators.

During 2001, the Company sold certain REMIC Certificates classified as available-for-sale, with a net book value of $19,035,000 prior to a valuation reserve of $1,010,000 that was classified as available-for-sale.  The sale resulted in net proceeds of $17,894,000 and a realized loss of $1,141,000.

As of December 31, 2002 and 2001, available-for-sale certificates were recorded at their fair value of approximately $13,073,000 and $19,814,000, respectively.  Unrealized holding losses on available-for-sale certificates of $1,435,000 and $803,000 were included in comprehensive income for the years ended December 31, 2002 and 2001, respectively.  At December 31, 2002 and 2001 held-to-maturity certificates had a book value of $51,346,000 and $53,340,000, respectively and a fair value of $35,612,000 and $34,325,000, respectively.

7. Asset Securitizations

The Company is a REIT and, as such, makes its investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC (securitization) when a securitization

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

provides the Company with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to the Company’s current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.  As of December 31, 2002 the Company has completed four securitization transactions, however, no securitizations occurred during 2002 or 2001, nor is the Company under commitment to complete any securitization in the future.

From its past securitizations, the Company receives annual sub-servicing fees, which range from 2.0 to 3.0 basis points of the outstanding mortgage loan balances in each of the REMIC pools.  Additionally, through the REMIC Certificates retained by the Company from past securitizations, the Company receives cash flows and the rights to future cash flows resulting from cash received on the underlying mortgage loans in the REMIC pools. All of the investors in the REMIC Certificates and the
REMIC Trusts themselves have no recourse to the Company’s assets for failure by any obligor to the REMIC Trust assets (the mortgages) to pay when due, or comply with any provisions of the mortgage contracts.  The REMIC Certificates are classified separately on the balance sheet and interest income earned shown separately on the income statement. Sub-servicing fees and related fees associated with the REMIC Certificates are included in other income.

Certain cash flows received from and paid to REMIC Trusts are as follows: (dollar amounts in thousands):

	Year Ended

	2002	2001

Cash flow received on retained REMIC Certificates	$16,624	$18,224
Servicing and related fees received	$298	$359
Servicing advances made	$725	$1,166
Repayments of servicing advances	$618	$1,532

At December 31, 2002 scheduled distributions of principal on REMIC Certificates retained by the Company are: $0; $7,805,000; $10,119,000; $6,602,000; $7,138,000 and $31,756,000 for the years ending December 31, 2003, 2004, 2005, 2006, 2007 and thereafter.  These amounts are based upon the scheduled remaining amortization periods of the underlying mortgages, which may be subject to change.  Currently, the Company has no mortgage loans in its portfolio held for securitization.  Quantitative information relating to subserviced mortgage loans including delinquencies and net credit losses is as follows:  (dollar amounts in thousands)

	Year Ended

	2002	2001	2000

Average balance of loans in REMIC pools	$294,984	$340,607	$353,300
Year-end balance of loans in REMIC pools	$245,248	$334,394	$348,201
Net credit losses	$1,284	$0	$0
Net credit losses to average REMIC pool loans	0.4%	0%	0%
Delinquencies (greater than 30 days) to year-end REMIC pool loans	1.3%	0.7%	2.0%

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

8. CLC Healthcare, Inc.

In 2002 LTC Healthcare, Inc. changed its name to CLC Healthcare, Inc. (“CLC”).

During 1998, the Company completed the spin-off of all CLC voting common stock through a taxable dividend distribution to the holders of the Company’s common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures.  Upon completion of the distribution, CLC began operating as a separate public company.  Beginning in September 1999, CLC began leasing skilled nursing properties owned or financed by the Company and from that date through the current date, assumed the leases of additional properties and closed certain properties with the Company’s consent.  These properties were previously financed or leased to lessees and borrowers who experienced financial difficulties to such extent that the lessees and borrowers were not able to comply with lease provisions or debt provisions underlying the properties.  As such, CLC assumed the leases of troubled facilities and was not able to pay, nor did the Company record as income, rent under its leases with the Company in 2002 or 2001.  During 2000, the Company recorded rental income of $6,176,000 on properties leased to CLC.

As of December 31, 2002, 23 of the Company’s skilled nursing properties with 2,617 beds, which represents approximately 7.8%, or $46,834,000 (including impairments totaling $2,317,000 on two properties) of the Company’s total assets were leased to CLC.  These properties are leased to CLC under individual six-year leases that provide for total rents of $3,000,000; $4,000,000; $4,750,000; $5,350,000; $5,900,000 and $6,500,000 respectively, in years 2002 through 2007.  The leases contain two five-year renewal options with increases of 2% annually and have a provision for acceleration should there be a change of control, as defined in the lease, of CLC.  In addition, CLC owns and operates two skilled nursing facilities securing a mortgage loan payable to a REMIC pool originated by the Company.  For the year ended December 31, 2002, the Company was due rental income of approximately $3,000,000 from CLC.  In 2002, CLC paid, and the Company recorded as income, $540,000 in interest on its line of credit with the Company.  In November and December of 2002, CLC paid the Company $300,000 per month.  CLC indicated that these payments were for rent; however, based on the Company’s assessment of CLC’s financial condition, these payments have been recorded as reductions to CLC’s line of credit with the Company.  In January and February of 2003, CLC paid the Company a total of $667,000, which was also applied as reductions to CLC’s line of credit with the Company.  The Company has classified the rents due from CLC as non-accrual rents and accordingly no income has been recognized during 2002 related to these rents.

CLC has advised the Company that their Form 10-K for the year ended December 31, 2002 will contain a “going concern” qualified opinion from CLC’s outside auditors.  CLC has sustained operating losses and net losses every year since inception, currently has no outside financing availability other than the line of credit with the Company, discussed below, and has recorded an actuarially based accrual for general and professional liability of approximately $12.6 million.  See below for discussion of CLC’s insurance coverage.

The Company has discussed with CLC’s Board of Directors the possible transfer of the 23 leased properties to other lessees.  The independent directors of CLC’s Board has agreed, at this time, to permit the Company to solicit other lessees for these properties.  The Company has agreed that until June 30, 2003, and contingent on its reaching an agreement with another lessee, the Company would purchase from CLC the leasehold improvements, furniture, fixtures and equipment and pay CLC a mutually agreeable breakage fee for any property leased to a new lessee.  The Company also agreed to give CLC a rent abatement retroactive to March 1, 2003 on any lease where it enters into a lease with a new lessee.

Management cannot predict, at this time, when or if any or all CLC leases will be transferred to other lessees or what value any new leases would represent for the properties leased.  Such new leases may

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

result in a future impairment charge if the net book value of the properties exceeds the undiscounted cash flow from the new leases.

These discussions with CLC could involve a significant restructuring of CLC by the Board and management of CLC and during this process it is likely that the Company will need to advance working capital or offer additional rent concessions to CLC for its reorganization.  The amount of a potential advance and the eventual realization of all CLC’s obligations to us, including future advances, is not, at this time estimable.

In January 2002, the Company sold to an unrelated party two properties in Illinois previously leased to  CLC.  Additionally, the Company sold a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note (the “Fort Tucum Note”) bearing no interest for one year and thereafter interest at 8% annually for two years.  CLC has certain rights to extend the note at its maturity.  LTC-Fort Tucum, now owned by CLC acquired two skilled nursing facilities in New Mexico, previously operated by Integrated Health Services, Inc., in a deed-in-lieu of foreclosure transaction.  These properties are financed with debt from a REMIC pool originated by the Company.  CLC began operating the two facilities during the second quarter of 2002.  Also, in January 2002, the Company acquired a skilled nursing property in Texas leased to by CLC through the assumption of a $1,357,000 mortgage loan payable to a REMIC pool originated by the Company and a cash payment of $505,000.

The Company holds a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, in the face amount of $7,000,000.  The Note was received in December 2001 in exchange for the Company’s right to receive 1,238,076 shares of ALC common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001.  The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually.  The Note is a full recourse obligation of Holdings and is secured by all of the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC.  At December 31, 2002, Holdings owned 1,452,794 shares of ALC common stock with a fair market value (based on the closing price of ALC stock at December 31, 2002) of $4,431,000 and $1,225,000 face value of ALC senior secured debentures and $567,000 face value of ALC junior secured debentures.  At December 31, 2002, the book value of the $7,000,000 Note was $3,095,000 which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2001.  For the year ended December 31, 2002, the Company did not accrue any interest on the Note and accordingly recorded no interest income related to the Note during the year.  In January 20003, the Company received, in accordance with the terms of the Note, $140,000 from CLC representing the 2.0% interest on the original principal balance which is payable in cash annually.

All of the aforementioned transactions between the Company and CLC were approved by the respective disinterested and/or independent members of the Board of Directors of each company.  All interested and/or non-independent Board members abstained from any such vote.

Our Chairman, President and Chief Executive Officer serves as a Board member and Chief Executive Officer of CLC. Our Executive Vice President, Chief Investment Officer serves as a Board member and President of CLC. Our Vice President, Taxes serves as CLC’s Vice President, Taxes. On March 7, 2003, our Chief Financial Officer resigned as CLC’s Chief Financial Officer but remains a Board member of CLC. Additionally, we have an indemnification agreement covering these officers who also serve as Board members of CLC and one current CLC outside director.

Effective October 1, 2002, the Company and CLC amended the secured line of credit extended by the Company to CLC.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

restrictions as to the use of funds drawn under the agreement.  The line of credit continues to bear interest at 10%, mature on April 1, 2008 and contains a provision for acceleration should there be a change of control of CLC.  In consideration of this amendment, the Company waived until November 30, 2002, defaults under its leases with CLC for non-payment of rent.  The independent Board members of each company’s board approved this amendment.  At December 31, 2002 and 2001, there was $4,741,000 and $5,342,000, respectively, outstanding under the line of credit.  During 2002, CLC paid, and the Company recorded as income, interest on its line of credit with the Company totaling $540,000.  In 2001, the Company did not receive or record as income interest on this line of credit.  In March 2003, the Company advanced CLC $950,000 under the line of credit.

CLC has advised the Company that it no longer has general and professional liability insurance in Texas and Florida.  CLC no longer operates in Florida; however, it has claims arising from operations prior to its exit from the Florida market.  CLC does provide for a reserve for potential insurance losses based on an estimate of incurred by not reported losses; however, should CLC incur a significant uninsured loss, it may not have the resources to pay the loss.  As mentioned above, CLC has recorded an actuarially based accrual for general and professional liability of approximately $12,599,000 as of December 31, 2002.  At this time, CLC has stated that given the current litigation environment and unpredictability of jury trials, the existing claims could develop in a way which may present a material adverse affect on CLC’s financial position, results of operations or liquidity.

In 2001, the Company purchased $8,500,000 face value of 7.5% convertible subordinated debentures of Regent from CLC for $7,800,000.  The purchase price represented the Company’s estimate of the fair market value of the debentures.  The Company purchased these debentures to add them with other Regent debentures the Company had acquired and to use the total debentures as part of the consideration necessary to acquire two assisted living properties from Regent.  The $7,800,000 purchase price of the debentures was applied to reduce the total indebtedness owed by CLC to the Company.  The two properties acquired from Regent were leased to an unrelated party under a master lease at an annual lease amount in 2002 of $1,800,000.  The lease is for 10 years and increases by $200,000 in the second and third years, by $100,000 in years four and five and then by 2% each year thereafter.

Also in 2001, the Company acquired six skilled nursing properties and four assisted living properties from CLC.  The total purchase price was approximately $45,860,000 subject to mortgage debt assumed of approximately $33,062,000 and minority interest of approximately $3,518,000.  Of the mortgage debt assumed, $16,395,000 was payable to REMIC pools originated by the Company and $16,667,000 of mortgage debt was payable to an unrelated third party.  The Company and CLC relied on current appraisals of the properties in establishing the purchase/sale price.  The $9,285,000 net proceeds from this transaction were used by CLC to reduce their total indebtedness to the Company.

Additionally, in 2001, the Company forgave approximately $4,401,000 in amounts owed by CLC to the Company, which the Company had not recognized as income.  This forgiveness was granted to compensate CLC for assuming leases and absorbing losses on certain properties that the Company and CLC agreed should be, and subsequently were, closed.

Cumulatively, the above transactions reduced CLC’s indebtedness to the Company by approximately $21,485,000 and increased the Company’s rental income by approximately $5,560,000 and new cash flow after debt service payments by approximately $1,297,000 in 2002.

During 2001, the Company sold all 180,000 shares of CLC common stock it owned at December 31, 2000.  The shares were sold to CLC for $225,000, excluding selling commissions, which was the fair market value as of the date of sale.  The Company recognized a loss of $386,000 on the sale of these shares.  The Company sold these shares because the recently enacted Tax Relief Extension

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Act of 1999 (“99 Act”) provides that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10% of the total value of the securities of any corporation.  Without qualifying as safe harbor debt, securities under the 99 Act include the line of credit provided by the Company to CLC.  In order to qualify as safe harbor debt and retain REIT status, the Company was required to hold only such debt or the shares.  At of December 31, 2000, the Company owned 180,000 shares of CLC common stock.  At December 31, 2000, the Company’s investment in CLC common stock was recorded at its fair value of $236,000.  An unrealized holding loss of $185,000 was included in comprehensive income for the year ended December 31, 2000.

On June 23, 2000, the Company’s Board of Directors appointed CLC as the Company’s exclusive sales agent for all skilled nursing properties for a period of one year and approved a commission agreement with CLC.  Pursuant to the agreements, during 2000, the Company paid CLC sales commissions of $1,600,000.

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

9.	Notes Receivable

During 2002, in conjunction with the sale of five skilled nursing properties, the Company received a 10-year, $3,550,000 note with a face rate of 7.0%, which the Company discounted to $2,631,000 for an effective rate of 13.0%.  In addition, the Company advanced $468,000 to an operator under a line of credit.  The company received $1,736,000 in principal re-payments at maturity on three notes related to properties sold in previous years.

10.	Marketable Debt Securities

At December 31, 2002, the Company owned $7,083,000 face value of ALC senior secured debentures with a face rate of 10%, payable semi-annually in arrears and maturing on January 1, 2009.  At December 31, 2002, the net book value of the debentures was $5,886,000 and the estimated fair market value was $6,375,000.  During 2002, $903,000 of the senior secured debentures were mandatorally redeemed by ALC as a result of ALC’s sale of assets securing the debentures.  The debentures were redeemed at face value plus accrued interest.  At December 31, 2002, the Company also owned $3,147,000 face value of ALC junior secured debentures with a face rate of 8% payable in additional new junior secured debentures through 2004 and thereafter payable in cash, payable semi-annually in arrears and maturing on January 1, 2012.  At December 31, 2002, the net book value of the junior secured debentures was $2,056,000 and the estimated fair market value was $2,329,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

11.	Debt Obligations

Bank Borrowings.  On October 31, 2000, the Company entered into a new Senior Secured Revolving Line of Credit Agreement (the “Secured Revolving Credit”) that expires on October 2, 2004.  The Secured Revolving Credit initially provided for $185,000,000 of total commitments with periodic reductions of these commitments to fully retire the commitments as of October 2, 2004.  As of December 31, 2002 and 2001, commitments outstanding were $69,942,000 and $120,000,000, respectively.  The credit facility provides for scheduled periodic commitment reductions with the next reduction to $65.0 million as of
April 1, 2004 and to $60.0 million due at maturity.  The credit facility also required the Company to pay an additional fee of 4% of the outstanding available commitment level as of October 2, 2002.  Accordingly, the Company paid a fee of $3,000,000 (4% of the commitment balance of $75,000,000 on October 2, 2002) to extend the Secured Revolving Credit to October 2, 2004.  This fee is being amortized over the remaining term of the Secured Revolving Credit as additional interest expense.  Another provision of this agreement required certain levels of commitment reductions as a result of asset sales, financings, equity offerings and repayment of mortgages.

In addition, on October 2, 2002, the Company issued 1,500,000 book value units (“BVU”), to the lenders under the Secured Revolving Credit.  The BVUs have been disclosed as a contingent liability at December 31, 2002.  The number of BVUs issued represented 20,000 BVUs for each $1,000,000 of outstanding commitment ($75,000,000) as October 2, 2002.  The BVUs entitle the lenders to participate in any increase in the Company’s book value per common share at September 30, 3003, less $2.00 per share from such excess.  The Company’s book value per common share at September 30, 2000 was $8.92, thus the book value per common share at September 30, 3004 would have to be in excess of $10.92 in order for these BVUs to have any value which would require the Company to be obligated to pay any money to its lenders for their BVUs.  At December 31, 2002, the Company’s book value per common share was $10.09 and as a result, the BVUs have no current value and the Company recognized no expense in the periods presented for the BVUs.  Should the BVUs have an intrinsic value at a future reporting period, we will recognize as expense the intrinsic value over the remaining life of the BVUs, adjusted for any change in the intrinsic value at subsequent future reporting periods.  The Company is obligated to pay the lenders any amounts due to them relating to the BVUs as of September 30, 2004, even if the Company repays in full and terminates the Secured Revolving Credit prior to its maturity.

The Secured Revolving Credit pricing varies between LIBOR plus 2.00% and LIBOR plus 3.00% depending on the Company’s leverage ratio.  At December 31, 2002, 2001 and 2000 the Company’s weighted average interest rate was 3.92%, 4.32% and 9.22%, respectively.

Under covenants contained in the credit agreement, the Company is required to maintain, among other things, at December 31, 2002: (i) a ratio of senior debt to tangible net equity of no more than 0.65 to 1.0; (ii)  a ratio of funded debt to tangible net equity of no greater than 1.0 to 1.0; (iii)  a minimum tangible net worth of at least $300,000,000; and (iv)  a ratio of cash flow to interest expense of at least 1.5 to 1.0.  Covenant (iii) decreases to a minimum of tangible net worth of at least $275,000,000 when commitments drop to $100,000,000 or less.  The Company is in compliance with all covenants at December 31, 2002.

Under the terms of the Secured Revolving Credit the Company is limited in any fiscal year from paying total common and preferred cash dividends to no more than 110% of consolidated taxable income.  At inception, $183,290,000 of owned properties, $113,842,000 of mortgage loans receivable and $96,332,000 of REMIC Certificates were pledged as collateral.  At December 31, 2002, $177,276,000 of owned properties and all of the Company’s mortgage loans and REMIC Certificates were pledged as collateral.  Additional provisions in the Secured Revolving Credit provide for the release of certain collateral when the commitments are reduced to $100,000,000 or less and $60,000,000 or less.  The credit facility allows the Company to buy back its stock once the commitments are $135,000,000 or less.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Convertible Subordinated Debentures (dollar amounts in thousands):

	Maturity		Outstanding Principal at December 31,
Interest Rate		Conversion Price per share

			2002	2001

8.50%	January 2001	$15.50	$—	$—
7.75%	January 2002	$16.50	—	2,408
8.25%	July 2001	$17.25	—	—

			$—	$2,408

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

On January 2, 2002, the Company paid with cash on hand $2,408,000 to retire the 7.75% Convertible Subordinated Debentures.

Mortgage Loans Payable.  During 2002, the Company acquired one skilled nursing property that was subject to the assumption of existing non-recourse mortgage debt totaling $1,357,000 that bears interest at 11.7% payable to a REMIC pool originated by the Company and matures on July 1, 2004.

Mortgage loans payable and weighted average interest rates were (dollar amounts in thousands):

Maturity	December 31, 2002	Rate	December 31, 2001	Rate

2003	$3,565	12.00%	$13,852	12.00%
2004	4,161	11.70%	5,387	11.63%
2005	28,249	8.63%	28,842	9.43%
2006	37,831	9.25%	39,014	9.25%
2007	—	—	—	—
Thereafter	63,165	8.22%	64,011	8.22%

	$136,971		$151,106

As of December 31, 2002 and 2001, the aggregate carrying value of real estate properties securing the Company’s mortgage loans payable was $187,481,000 and $222,619,000, respectively.

Bonds Payable and Capital Leases.  At December 31, 2002 and 2001, the Company had outstanding principal of $6,960,000 and $7,265,000, respectively on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and matures during 2015.  For the year ended December 31, 2002, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 6.0%.  Additionally, at December 31, 2002 and 2001, the Company had outstanding principal of $4,021,000 and $4,076,000, respectively on a multi-unit housing tax-exempt revenue bond that bears interest at 8.75% and matures in 2025 and is secured by one assisted living property in Oregon.

At December 31, 2002 and 2001, the Company had outstanding principal of $4,380,000 and $4,653,000, respectively, under capital lease obligations.  The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.6% and mature at various dates through 2013.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

As of December 31, 2002 and 2001, the aggregate gross investment in real estate properties securing the Company’s bonds payable and capital leases was $26,078,000 and $25,719,000, respectively.

Senior Mortgage Participation Payable. On August 1, 2002, the Company completed a loan participation transaction whereby the Company issued a $30,000,000 senior participating interest in 22 of its first mortgage loans that had a total unpaid principal balance of $58,627,000 (the “Participation Loan Pool”) to a private bank.  The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months.  The $30,000,000 senior participation is secured by the entire Participation Loan Pool.  The Company received net proceeds from the issuance of the senior participation of $29,750,000 that it used to reduce commitments and amounts outstanding under its Secured Revolving Credit.

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  The Company retains interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishment of the senior participation is tied to the underlying maturities of loans in the Participation Loan Pool, which range from 6 to 194 months.  The Company has accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Scheduled Principal Payments.  Total scheduled principal payments for the mortgage loans payable, bonds payable, capital lease obligations and senior mortgage participation payable as of December 31, 2002 were $12,378,000, $7,592,000, $31,131,000, $38,904,000, $7,415,000 and $84,578,000 in 2003, 2004, 2005, 2006, 2007 and thereafter.

Fair Value.  The estimated fair value of the senior mortgage participation payable approximated the carrying value at December 31, 2002.  The estimated fair value of the mortgage loans payable, bonds payable and capital lease obligations, based on the net present value of the future cash flows discounted at 10.5%, was approximately $90,476,000 at December 31, 2002.

12.	Stockholders’ Equity

Preferred stock.  Preferred Stock is comprised of three series of cumulative redeemable preferred stock summarized as follows:

Issuance	Shares outstanding at December 31, 2002 & 2001	Liquidation Value	Dividend Rate	Carrying Value at December 31, 2002 & 2001

Series A Cumulative Preferred Stock	3,069,200	$25.00/share	9.5%	$25.02
Series B Cumulative Preferred Stock	1,993,000	$25.00/share	9.0%	$25.03
Series C Preferred Stock	2,000,000	$19.25/share	8.5%	$19.25

Dividends on the Series A Preferred Stock and Series B Preferred Stock are cumulative from the date of original issue and are payable monthly to stockholders of record on the first day of each month.  Both the Series A Preferred Stock and Series B Preferred Stock are currently redeemable, solely at the Company’s option, at the $25.00 liquidation value per share.  The Company currently does not have the intention to redeem either the Series A or Series B Preferred Stock; however, the Company may buy, from time to time, shares of the Series A and/or B Preferred Stock in the open market.  No shares were purchased during 2002, however subsequent to December 31, 2002 and through February 28, 2003, the Company purchased and retired 5,000 shares of Series A Preferred Stock for a total cost of $100,000 and 5,000 shares of Series B Preferred Stock for a total cost of $97,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The Company’s Series C Preferred Stock is convertible into 2,000,000 shares of the Company’s common stock.  Dividends are payable quarterly.  Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2002, 2001 and 2000.

The liquidation preferences of the Series A Preferred Stock, Series B Preferred Stock and the
Series C Preferred Stock are pari passu.  Neither the Series A Preferred Stock, Series B Preferred Stock nor Series C Preferred Stock has any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

Common Stock.  During the year ended December 31, 2002, the Company repurchased and retired 338,200 shares of common stock for an aggregate purchase price of approximately $2,333,000, an average of $6.90 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  Previously, 1,527,000 shares had been purchased under this authorization.  Therefore, the Company continues to have an open Board authorization to purchase an additional 3,134,600 shares.  Subsequent to December 31, 2002 and through February 28, 2003, the Company purchased 257,000 shares for an aggregate purchase price of $1,576,000, an average of $6.13 per share.

During 2001 and 2000 the Company repurchased and retired 7,588,196 and 1,005,600 shares of common stock, respectively, for an aggregate purchase price of $41,737,000 and $7,969,000, respectively.  Of the shares repurchased in 2001, 6,060,996 were purchased pursuant to a tender offer for 6,000,000 shares, plus up to 2% of outstanding shares as allowed by tender offer regulations, at $5.75 per share plus costs.

Other Equity.  Other equity consists of the following (amounts in thousands):

	December 31,

	2002	2001

Notes receivable from stockholders	$(7,227)	$(8,042)
Unamortized balance on deferred compensation	(163)	—
Accumulated comprehensive income	1,278	2,437

Total Other Equity	$(6,112)	$(5,605)

Deferred compensation is the value of restricted stock awards granted to employees.  See “Stock Based Compensation Plans” below.

Accumulated comprehensive income represents the net increase in fair market value over the carrying value of the Company’s available-for-sale securities.

Stock Based Compensation Plans.  During 1998, the Company adopted and its stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock have been reserved for stock based compensation awards.  The 1998 Equity Participation Plan and the Company’s Restated 1992 Stock Option Plan under which 500,000 shares of common stock were reserved (collectively “the Plans”) provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants.  The terms of the awards granted under the Plans are set by the Company’s compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date of grant.  Total shares available for grant under the Plans as of December 31, 2002, 2001 and 2000 were 4,276 and 28,776 and 19,880, respectively.  All options outstanding vest over five years from the original date of grant.  Unexercised options expire seven years after the date of vesting.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Nonqualified stock option activity for the years ended December 31, 2002, 2001 and 2000 was as follows:

	Shares			Weighted Average Price

	2002	2001	2000	2002	2001	2000

Outstanding, January 1	545,000	509,000	23,000	$5.41	$5.74	$14.86
Granted	30,000	102,000	517,500	$7.63	$5.29	$5.41
Exercised	—	—	—	—	—	$—
Canceled	(5,500)	(66,000)	(31,500)	$5.26	$7.73	$7.04

Outstanding, December 31	569,500	545,000	509,000	$5.53	$5.41	$5.74

Exercisable, December 31	214,300	102,000	16,500	$5.47	$5.55	$15.41

Restricted stock activity for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Outstanding, January 1	209,164	265,560	264,400
Granted	—	—	23,000
Vested	(6,500)	(6,500)	—
Canceled	—	(49,896)	(21,840)

Outstanding, December 31	202,664	209,164	265,560

Compensation Expense	$105,500	$24,000	$—

In 2000, restricted stock awards aggregating 23,000 shares with a weighted average fair value on the dates of grant of $8.07 per share were granted to employees.  These grants vest evenly over four or five years with the first vesting in January 2001.

In March 1999, all outstanding shares of restricted stock as of that date were cancelled.  Subsequently, restricted stock awards aggregating 448,800 shares with a weighted average fair value on the date of grant of $11.50 per share were granted to employees and non-employee directors.  Each grantee will vest shares equal to 10% of their total grant per year if the Company meets certain financial objectives and the grantee remains employed by the Company.  If, in any given year, the Company does not meet the stated financial objectives then the shares scheduled to vest in that year will not vest and the vesting period will be extended by one year.  During 2000, certain recipients of restricted stock awarded in those years immediately vested in a portion of such shares.  Compensation expense related to the vested shares approximated compensation expense recognized in prior years on the unvested shares that were cancelled in 1999.  Future compensation expense will be recognized over the service period at the market price per share on the date of vesting.  None of these shares of restricted stock vested in 2002, 2001 and 2000.  However, on January 1, 2003, 26,352 shares of restricted stock vested.  Since the January 1, 2003 vesting was predicated on the Company reaching certain financial targets at December 31, 2002, the Company recorded $180,000 compensation expense in 2002, which represents the number of shares vested multiplied by the closing stock price of $6.83 on January 2, 2003.

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of the Company’s common stock.

As of December 31, 2002, 2001, and 2000, there were 569,500, 545,000, and 509,000 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123.  The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date.  In determining the estimated fair values for the options granted in 2002, 2001 and 2000, the weighted average

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%.  The weighted average fair value of the options granted was estimated to be $1.44.  There was no material pro-forma effect on net income or earnings per share for the years ending December 31, 2002, 2001, and 2000.  The weighted average exercise price of the options was $7.63, $5.29 and $5.38 and the weighted average remaining contractual life was 5.0, 5.0, and 4.3 years as of December 31, 2002, 2001, and 2000, respectively.

Subsequent to December 31, 2002, a total of 129,200 options were exercised at a total option value of $691,000 and a total market value as of the dates of exercise of $806,700.

Effective January 1, 2003, the Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation.  In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method.  The Company has adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after
January 1, 2003.

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

The current loan agreements provide that the interest rate is 6.07% (AFR for an equivalent 3 to 9 year instrument) and interest payments are to be paid from dividends received on shares pledged as security for the notes during the quarter in which the interest is due.  If the dividend does not fully pay the interest due or if no dividend is paid, the unpaid interest is added to the principal balance.  In addition, the notes also require the borrower to reduce principal by one-half of the difference between the most recent dividend received on the pledged shares and the interest paid on the loans from that dividend.  In 2002, the difference between the dividend paid and the current interest due on the outstanding loan balances was added to the loan balance in accordance with the loan agreements.  No dividend was paid on the Company’s common shares in 2001 and all interest due on these loans was added to the principal balances.

During 2001, the Company granted a stock price adjustment of the loans to officers and Board Members with such loans.  The loans were adjusted to the sum of the shares collateralizing the notes times the net book value (“NBV”) of a share of common stock as of September 30, 2001.  The NBV per share at that date was $8.60 and the closing price as reported by the NYSE was $5.13.  This total adjustment amounted to a non-cash charge of $2,453,000.  The Company accounts for the shares underlying the loans that were modified under variable plan accounting as required by SFAS No. 123 “Accounting for Stock Based Compensation.”

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Of this adjustment, $1,617,000 was for the loan to the Company’s Chairman, CEO and President, Mr. Andre C. Dimitriadis.  As a result of his loan adjustment, Mr. Dimitriadis was excluded from participating in the bonus program in 2001.  Approximately $437,000, in the aggregate, of the adjustment was granted to two members of the Board of Directors who each own 46,000 shares collateralizing the loans.  The remaining $399,000 adjustment in stockholder notes was granted to three officers of the Company.  The aggregate shares collateralizing these loans are 96,500.

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

The Company continues to have three notes due from two former officers and the estate of a former Board Member.  These notes were not modified in 2002, 2001 or 2000 and the interest was paid quarterly and is current on all of these notes. These remaining original notes provide for the same calculation of the periodic principal reductions; however, interest is payable every quarter, regardless of receipt of a dividend.  The original notes converted to fully amortizing loans with 16 quarterly payments in 2002.  The Company received $877,000 in principal repayments during 2002, of which $212,000 represented the early payoff of one loan to a current officer of the Company.  Subsequent to December 31, 2002, the Company received $89,000 representing the early payoff of one loan to a current officer and board member of the Company.  The original notes bear interest rates ranging from 5.77% to 6.63%.

The Company has no other loan programs for officers and/or directors and does not provide any guarantee to any officer and/or director or third party relating to purchases and sales of the Company’s common stock.

The Company no longer makes loans under this program and has not made a loan since 1998.  At December 31, 2002, 2001 and 2000, loans totaling $7,227,000, $8,042,000 and $10,126,000, respectively were outstanding.  At December 31, 2002, 2001 and 2000, the market value of the common stock securing these loans was approximately $5,168,000, $4,972,000 and $2,968,000, respectively.

13.	Contingencies

It is the Company’s general policy that borrowers of funds from the Company and lessees of any of the Company’s properties indemnify the Company against claims involving general or professional liability and secure comprehensive property insurance and general and professional liability insurance that covers the Company, as well as the borrower and/or lessee. Even though that is the general policy of the Company, certain borrowers and lessees may not have sufficient resources to satisfy their indemnity obligations to the Company, or have been unable to obtain general and professional liability insurance because the insurance is not available or the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long term care properties. Additionally, even where insurance coverage has been obtained, there is no assurance that the policy will be sufficient to cover the claims asserted against the insureds, and certain insurance companies have filed or may file for bankruptcy protection leaving certain of the Company’s borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcy filing. The possible unavailability of insurance and associated exposure, the increased cost of such insurance, and the possibility that the borrowers and lessees may not have adequate resources to meet their indemnity obligations to the Company could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage and other payments to the Company.

Although the Company believes and vigorously contends that as an affiliate of a non-possessory landlord it is not generally responsible for what takes place on real estate it neither possesses nor operates, claims including general and professional liability claims, have been and may still be asserted against it which may result in costs and exposure for which insurance is not available or which exceed insurance coverage limits. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that the Company, a borrower or lessee will have adequate funds to cover all contingencies. At renewal in August of 2001, the Company’s healthcare professional and healthcare general liability insurer elected to not renew its policy for this type of liability coverage. The Company has been unable to replace this type of coverage. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

At December 31, 2002, the Company has a contingent commitment to provide Alterra $2,500,000 to be spent on improvements to properties the Company owns and leases to Alterra.  The funds will be available to Alterra after Alterra has emerged from bankruptcy and has affirmed all leases it has with the Company.  The money is to be spent over a three year period subsequent to Alterra’s emergence from bankruptcy and will result in a rental rate increase equal to 10% of the amount funded.  The agreement also provides for an additional $2,500,000 funding by the Company over the following three years to be spent on mutually agreed upon property expansion with a rental rate increase equal to 10% of the amount funded.  See Note 3. Major Operators for further discussions.

At December 31, 2002, the Company had 1,500,000 BVUs outstanding.  The Company issued these BVUs to its lenders under the terms of the Secured Revolving Credit.  See Note 11. Debt Obligations for further discussion.

14.	Distributions

The Company must distribute at least 90% of its taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or by distributions in the following year.

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  Distributions for 2002 and 2000 were cash distributions.  There were no distributions to common stockholders in 2001.

The federal income tax classification of the per share common stock distributions are (unaudited):

	Year Ended

	2002	2001	2000

Ordinary income	$0.379	$—	$0.701
Non-taxable distribution	—	—	—
Section 1250 capital gain	0.021	—	0.146
Long term capital gain	—	—	0.023

Total	$0.400	$—	$0.870

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

15.	Net (Loss) Income Per Share

Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,

	2002	2001	2000

Net income (loss)	$31,803	$(2,908)	$31,637
Preferred dividends	(15,042)	(15,077)	(15,087)

Net income (loss) for basic net income per share	16,761	(17,985)	16,550
7.75% debentures due 2002	—	—	—
8.5% debentures due 2000	—	—	—
8.25% debentures due 1999	—	—	—
Other dilutive securities	—	—	—

Net income (loss) for diluted net income (loss) per share	$16,761	$(17,985)	$16,550

Shares for basic net income per share	18,371	23,924	26,108
Stock options	143	—	—
7.75% debentures due 2002	—	—	—
8.5% debentures due 2000	—	—	—
8.25% debentures due 1999	—	—	—
Other dilutive securities	—	—	—

Shares for diluted net income per share	18,514	23,924	26,108

Basic net income (loss) per share	$0.91	$(0.75)	$0.63

Diluted net income (loss) per share	$0.91	$(0.75)	$0.63

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

16.	Quarterly Financial Information (Unaudited)

	For the quarter ended

	March 31,	June 30,	September 30,	December 31,

	(in thousands except per share amounts)
2002
Revenues(1)	$17,239	$17,046	$17,575	$17,343
Net (loss) income from discontinued operations	$(98)	$12,972	$210	$580
Net income available to common stockholders (2)	$2,423	$10,601	$2,792	$945
Net income (loss) per common share from continuing operations net of preferred dividends:
Basic	$0.14	$(0.13)	$0.14	$0.02
Diluted	$0.14	$(0.13)	$0.14	$0.02
Net (loss) income per common share from discontinued operations:
Basic	$(0.01)	$0.71	$0.01	$0.03
Diluted	$(0.01)	$0.66	$0.01	$0.03
Net income per common share available to common stockholders:
Basic	$0.13	$0.58	$0.15	$0.05
Diluted	$0.13	$0.55	$0.15	$0.05
Dividends per share	$0.10	$0.10	$0.10	$0.10
2001
Revenues(1)	$17,917	$17,701	$16,709	$16,397
Net income (loss) from discontinued operations	$1,829	$(5,163)	$(273)	$(3,574)
Net income (loss) available to common stockholders (3)	$294	$(15,403)	$2,295	$(5,171)
Net (loss) income per common share from continuing operations net of preferred dividends:
Basic	$(0.06)	$(0.40)	$0.11	$(0.08)
Diluted	$(0.06)	$(0.40)	$0.11	$(0.08)
Net income (loss) per common share from discontinued operations:
Basic	$0.07	$(0.20)	$(0.01)	$(0.18)
Diluted	$0.07	$(0.20)	$(0.01)	$(0.18)
Net income (loss) per common share available to common stockholders:
Basic	$0.01	$(0.61)	$0.09	$(0.26)
Diluted	$0.01	$(0.61)	$0.09	$(0.26)
Dividends per share	—	—	—	—

(1)	As required by SFAS No. 144, revenues related to properties sold in 2002 have been reclassified to discontinued operations for all periods presented.
(2)	Includes impairment charges totaling $7,807. See Note 5. Impairment Charge for further discussion.
(3)	Includes impairment charges totaling $28,584. See Note 5. Impairment Charge for further discussion.

NOTE:

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.  Computations of per share amounts from continuing operations, discontinued operations and net income (loss) are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income (loss) available to common stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This table shows information concerning our directors and executive officers as of February 28, 2003.
Each executive officer is elected by the directors, serves at the pleasure of the Board of Directors and holds office until a successor is elected or until resignation or removal.

Name	Age	Position

Andre C. Dimitriadis	62	Chairman, Chief Executive Officer, President and Director
Alex J. Chavez	38	Senior Vice President and Treasurer
Christopher T. Ishikawa	39	Executive Vice President and Chief Investment Officer
Edmund C. King	67	Director
Julia L. Kopta	53	Executive Vice President, General Counsel and Corporate Secretary
Wendy L. Simpson	53	Vice Chairman, Chief Financial Officer and Director
Timothy J. Triche, M.D.	58	Director
Sam Yellen	72	Director

Andre C. Dimitriadis founded LTC Properties in 1992 and has been its Chairman and Chief Executive officer since its inception.  In 2000 Mr. Dimitriadis also assumed the position of President.  Mr. Dimitriadis is a director of CLC Healthcare, Inc., Magellan Health Services, Assisted Living Concepts, Inc. and Ribapharm, Inc.

Alex J. Chavez has served as Senior Vice President and Treasurer since February 2001 and Vice President and Treasurer since December 1999.  Prior to that, he served as Director of Finance since June 1996 and became Vice President in September 1997.  Prior to joining LTC, he was employed by the international accounting firm of Ernst & Young LLP, where he served as an Audit Manager specializing in the health care and real estate industries from 1990 to 1996.

Christopher T. Ishikawa has served as Executive Vice President and Chief Investment Officer since February 2001.  Mr. Ishikawa served as Senior Vice President and Chief Investment Officer from September 1997 through January 2001 and prior to that, he served as Vice President and Treasurer of LTC Properties since April 1995.  Mr. Ishikawa is a director of CLC Healthcare, Inc.

Edmund C. King is a general partner of Trouver Capital Partners, an investment banking firm located in Los Angeles, California and Provo, Utah.  Previously, Mr. King was Ernst & Young LLP’s Southern California senior health care partner from 1973 through September 30, 1991.  Mr. King has been a director since 1992.

Julia L. Kopta has served as Executive Vice President, General Counsel and Corporate Secretary since February 2001 and served as Senior Vice President, General Counsel and Corporate Secretary from January 2000 through January 2001.  Prior to that, she served as Special Counsel to the Chief Executive Officer of Coram Healthcare Corporation from September 1999 through November 1999.  From October 1993 to October 1997, she served as Executive Vice President, General Counsel and Corporate Secretary of Transitional Hospitals Corporation.

Wendy L. Simpson has been Vice Chairman since April 2000 and Vice Chairman and Chief Financial Officer since July 2000.  Prior to that she was a financial advisor to Coram Healthcare Corporation, a healthcare organization, from November 1999 through March 31, 2000.  Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

in March 1998 and resigned in November 1999.  Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare commenced bankruptcy proceedings in August 2000.   Ms. Simpson has been a director since 1995 and a director of CLC Healthcare, Inc.  since 2001.

Timothy J. Triche, M.D. has been the Chairman of the Department of Pathology and Laboratory Medicine at Childrens Hospital Los Angeles since 1988.  He has also been a Professor of Pathology and Pediatrics at the University of Southern California Keck School of Medicine in Los Angeles, California since 1988.  Dr. Triche has been a director since May 2000.

Sam Yellen has been self-employed as a consultant since his retirement in 1990 from KPMG LLP where he was a partner since 1968.  Currently, he serves as a member of the board of directors of Beverly Funding Corporation, and Wedbush Morgan Securities, Inc.  Mr. Yellen has been a director since 1992.

Item 11.	EXECUTIVE COMPENSATION

This table shows the compensation paid for the last three fiscal years to the Chief Executive Officer and the other four most highly paid executive officers in 2002.

	Annual Compensation			Long Term Compensation

Name & Principal Position	Year	Salary	Bonus	Restricted Stock Awards (1)	Securities Underlying Options	All Other Compensation (8)

Andre C. Dimitriadis	2002	$400,000	$269,095	$—	$—	—
Chairman, Chief Executive	2001	400,000	—	—	—	1,679,840	(2)
Officer and President	2000	400,000	260,000	—	100,000	62,400	(7)
Wendy L. Simpson	2002	300,000	201,821	—	20,000	—
Vice Chairman &	2001	300,000	250,000	—	—	96,598	(3)
Chief Financial Officer	2000	218,269	87,000	—	100,000	37,500	(4)
Christopher T. Ishikawa	2002	250,000	168,184	—	—	—
Executive Vice President &	2001	225,000	225,000	—	14,000	72,155	(5)
Chief Investment Officer	2000	225,000	82,000	—	40,000	23,500	(7)
Julia L. Kopta	2002	250,000	168,184	—	—	—
Executive Vice President,	2001	225,000	225,000	—	14,000	26,000	(7)
General Counsel & Secretary	2000	225,000	82,000	140,882	30,000	93,050	(7)
Alex Chavez	2002	150,000	100,911	—	10,000	—
Senior Vice President &	2001	135,000	150,000	—	—	15,000	(7)
Treasurer	2000	104,500	35,500	—	30,000	2,000	(7)
James J. Pieczynski	2002	—	—	—	—	—
Chief Strategic Planning Officer	2001	150,540	—	—	—	285,331	(6)
	2000	265,000	66,000	—	50,000	12,400	(7)

(1)

Restricted stock awards are valued at their fair market value based on the per share closing price of the Company’s common stock on the New York Stock Exchange on the date of grant.  In March 1999, all outstanding shares of restricted stock were cancelled and replaced with a new restricted stock grant with a performance based vesting schedule.  In connection with this, during 1999 Messrs. Dimitriadis, Pieczynski, Ishikawa and Ms. Simpson were granted net new shares of 21,640, 11,880, 8,400 and 3,080, respectively.  Upon his resignation from our company in August 2001, Mr. Pieczynski forfeited 49,896 shares of restricted stock.  In January 2000, Ms. Kopta was granted 20,000 shares of restricted stock.  Restricted stock holdings as of December 31, 2002 and their fair market value based on the per share closing price of $6.72 on December 31, 2002 were as follows:

	Number of unvested Restricted Shares	Value on December 31, 2002
Name

Andre C. Dimitriadis	77,904	$523,515
Alex Chavez	12,960	87,091
Christopher T. Ishikawa	30,240	203,213
Julia L. Kopta	12,000	80,640
Wendy L. Simpson	11,088	74,511

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on our common stock.  Messrs. Dimitriadis, Chavez, Ishikawa and Ms. Simpson vested in 12,984, 2,160, 5,040 and 1,848 shares, respectively in 2002.  Ms. Kopta’s restricted shares vest at the rate of 20% per year beginning January 2001.  The remaining restricted shares vest at the rate of 10% of the original unvested amount per year provided that the Company’s funds from operations per share for the year then ended increased over funds from operations of the previous year.  The National Association of Real Estate Investment Trusts (“NAREIT”) has defined funds from operations as net income applicable to common stockholders (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring, sales of property and impairment charges, plus depreciation of real property and after adjustments for unconsolidated entities in which a REIT holds an interest.  In addition, in calculating funds from operations in 2001 we added back the non-cash charge for the adjustments of loans to officers and directors.

There were no restricted stock options granted during the year ended December 31, 2002.

(2)	Represents a $62,400 contribution to Mr. Dimitriadis’ deferred compensation account and $1,617,440 in adjustment to Employee and Director Stock Option Loans.

(3)	Represents a $30,000 contribution to Ms. Simpson’s deferred compensation account and $66,598 in adjustment to Employee and Director Stock Option Loans.

(4)	Represents a $30,000 contribution to Ms. Simpson’s deferred compensation account and $7,500 in Board Fees paid prior to Ms. Simpson becoming an employee in 2000.

(5)	Represents a $26,000 contribution to Mr. Ishikawa’s deferred compensation account and $46,155 in adjustment to Employee and Director Stock Option Loans.

(6)	Represents an adjustment to Employee and Director Stock Option Loans.

(7)	Represents the contribution to the named individual’s deferred compensation account.

(8)	The Company made no contribution to deferred compensation for any employee or Director for fiscal 2002.

Board Compensation

Each non-employee director receives a fee of $10,000 per year for services as a director plus $500 for attendance in person at each meeting of the Board of Directors or of any committee meeting held on a day on which the Board of Directors does not meet.  Furthermore, non-employee directors are reimbursed for attendance on teleconference Board Meetings.  In addition, we reimburse the directors for travel expenses incurred in connection with their duties as directors of our company.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Directors participate in our Amended and Restated 1992 Stock Option Plan and our 1998 Equity Participation Plan.  Both plans permit the Compensation Committee to grant nonqualified stock options or restricted shares to directors from time-to-time.  No stock options were granted to non-employee Board members in 2002.  In addition, directors are eligible to participate in our Amended Deferred Compensation Plan whereby non-employee directors are entitle to receive, at our option, annual deferred compensation equal to $10,000 per year.  No contribution was made to the Deferred Compensation Plan on behalf of any employee or Board member for 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Our Directors and executive officers are required, pursuant to Section 16(2) of the Securities Exchange Act of 1934, to file statements of beneficial ownership and changes in beneficial ownership of common stock of our company with the Securities and Exchange Commission and the New York Stock Exchange and to furnish copies of such statements to us.

Based solely on a review of the copies of such statements furnished to us and written representations that no other such statements were required, we believe that during fiscal 2002 our Directors and executive officers complied with all such requirements.

OPTION GRANTS DURING FISCAL DECEMBER 31, 2002

This table shows the number of stock options granted during the period ended December 31, 2002 to each of our executive officers and the value of unexercised options held as of December 31, 2002.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option for Option Term

					5% (1)	10% (1)

Wendy L. Simpson	20,000	66.7%	$7.63	April 4, 2012	$96,000	$243,200
Alex Chavez	10,000	33.3%	$7.63	April 4, 2012	$48,000	$121,600

(1)	An assumed annual rate of appreciation of 5% and 10% on $7.63 would result in the price of our common stock increasing to $12.43 and $19.79, respectively at the expiration date of the options.

AGGREGATE OPTION EXCERCISES IN 2002 AND OPTION VALUES AT DECEMBER 31, 2002

During 2002, no options were exercised by any of our executive officers.  This table shows the number of stock options held by each of our executive officers as of December 31, 2002 and the value of their unexercised options based on our closing price of $6.72 on December 31, 2002.

Name	Shares Acquired on Exercise	Value Realized	Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised Options

			Exercisable	Unexercisable	Exercisable	Unexercisable

Andre C. Dimitriadis	—	$—	40,000	60,000	$53,800	$80,700
Wendy L. Simpson	—	—	40,000	80,000	55,908	83,862
Christopher T. Ishikawa	—	—	18,800	35,200	25,860	49,640
Julia L. Kopta	—	—	14,800	29,200	20,480	41,570
Alex J. Chavez	—	—	12,000	28,000	16,140	24,210

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Subsequent to December 31, 2002, Mr. Dimitriadis, Ms. Simpson, Mr. Ishikawa and Ms. Kopta exercised all exercisable options at per share market values of $6.32, $6.30, $5.48 and $6.30, respectively.

Employment Agreements

On March 26, 1999, we entered into employment agreements with Messrs. Dimitriadis and Ishikawa.  The employment agreements dated March 26, 1999 amend and restate employment agreements dated June 30, 1998 between LTC Properties and Messrs. Dimitriadis and Ishikawa.  Mr. Dimitriadis, as Chairman, Chief Executive Officer and President, has been provided with a four-year “ever-green” employment contract.  Mr. Dimitriadis’ current annual base salary is $400,000.  Mr. Ishikawa, as Executive Vice President and Chief Investment Officer, has been provided with a two-year “ever-green” employment contract.  Mr. Ishikawa’s current annual base salary is $250,000.

On January 1, 2000, we entered into an employment agreement with Ms. Kopta.  Ms. Kopta, as Executive Vice President, General Counsel and Secretary has been provided with a one-year “ever-green” employment contract.  Ms. Kopta’s current base salary is $250,000.

On April 10, 2000, we entered into an employment agreement with Ms. Simpson.  Ms. Simpson, as Vice Chairman and Chief Financial Officer has been provided with a one-year “ever-green” employment contract.  Ms. Simpson’s current base salary is $300,000.

On September 4, 2001, we entered into an employment agreement with Mr. Chavez.  Mr. Chavez, as Senior Vice President and Treasurer has been provided with a one-year “ever-green” employment contract.  Mr. Chavez’s current base salary is $150,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

This table shows information as of February 28, 2003 with respect to the beneficial ownership of our common stock by (1) each person who is known by us to own beneficially more than 5% of our common shares based on copies received by us of the most recent Schedule 13D or 13G filings with the Securities and Exchange Commission pursuant to rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (2) each director, (3) each executive officer and (4) the directors and executive officers as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Outstanding Shares in Class (2)

Dunn Family Trust 9255 Towne Centre Drive Suite 925 San Diego, CA 92121	Common Stock	2,465,800	(3)	13.8%
National Health Investors, Inc. 100 Vine Street Suite 1200 Murfreesboro, TN 37130	Common Stock	2,774,800	(4)	14.0%
Andre C. Dimitriadis	Common Stock	1,279,075	(5)	7.1%
	Preferred — A	95,814		3.1%
	Preferred — B	3,700		*
Christopher T. Ishikawa	Common Stock	242,286	(5)	1.4%
	Preferred — A	1,000		*
Wendy L. Simpson	Common Stock	201,170	(5)(6)(7)	1.1%
	Preferred — A	23,465	(7)	*
	Preferred — B	4,300	(7)	*
Julia L. Kopta	Common Stock	87,539	(5)(6)	*
	Preferred — A	1,800		*
Alex J. Chavez	Common Stock	55,337	(5)(6)	*
	Preferred — B	1,009		*
Edmund C. King	Common Stock	84,774	(5)(6)(8)	*
	Preferred — B	4,534		*
Timothy J. Triche, M.D.	Common Stock	17,160	(5)(6)	*
Sam Yellen	Common Stock	83,089	(5)(6)	*
All directors and executive officers as a group (8 persons)	Common Stock	2,050,430	(5)(9)	11.3%
	Preferred — A	122,079		4.0%
	Preferred — B	13,543		*

*Less than 1%

(1) Except as otherwise noted below, all shares are owned beneficially by the individual or entity listed with sole voting and/or investment power.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(2) For purposes of computing the percentages, the number of shares outstanding includes shares purchasable by such individual or entity within 60 days after February 28, 2003 upon exercise of vested options.

(3) Based upon information contained in a Schedule 13G provided to us, the Dunn Family Trust (“DFT”) directly owns 1,122,300 shares and had sole voting and sole dispositive power over these shares.  The Trustee of DFT owns 50,000 shares jointly with his spouse and is deemed to have voting and dispositive power over these shares.  Additionally, because of DFT’s position as general partner of Idanta Partners, which owns 1,293,500 shares, DFT is deemed to be beneficial owner of these shares with the sole power to vote or direct voting and the sole power to dispose of or direct disposition of these shares.

(4) Based upon information contained in a Schedule 13G filed by National Health Investors, Inc. (“NHI”), NHI directly owns 774,800 shares and had sole voting and dispositive power over these shares.  Additionally, NHI owns the Company’s Series C Cumulative Convertible Preferred Stock, which has an option to convert at a price of $19.25 per share into 2,000,000 shares of common stock.  For the purpose of computing this percentage, the number of shares subject to conversion is deemed to be outstanding only for the calculation of NHI’s percent of class calculation.

(5) Includes 60,000, 8,000, 24,000, 6,000, 20,000, 9,000, 13,000 and 9,000 shares that may be purchased upon the exercise of options by Messrs. Dimitriadis, Ishikawa, Ms. Simpson, Ms. Kopta, Messrs. Chavez, King, Triche and Yellen, respectively.

(6) Includes 18,825, 30,783, 13,737, 10,489, 4,160 and 10,489 shares held in the deferred compensation trust for Ms. Simpson, Ms. Kopta, Messrs. Chavez, King, Triche and Yellen, respectively.

(7) Includes 5,315 shares of common stock, 7,250 shares of Preferred A and 1,800 shares of Preferred B held by spouse in an individual retirement account.

(8) Includes 1,685 shares held by spouse in an individual retirement account.

(9) Includes 149,000 shares that may be purchased upon the exercise of options.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships/Transactions
See Item 1. Business — CLC Healthcare, Inc., formerly LTC Healthcare, Inc. for disclosure of this Item.

Indebtedness of Management
Employee and Director Stock Option Loans — In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, we made full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans bear interest at the then current Applicable Federal Rate (“AFR”).  In January 2000, the Board of Directors approved a new loan agreement for current executives and directors in the amounts of the remaining principal balance of the original loans.

The current loan agreements provide that the interest rate is 6.07% (AFR for an equivalent 3 to 9 year instrument) and interest payments are to be paid from the dividends received on the shares pledged as security for the notes during the quarter in which the interest is due. If the dividend does not fully pay the interest due or if no dividend is paid during the quarter, the unpaid interest is added to the principal balance. In addition, the notes also require the borrower to reduce principal by one-half of the most recent dividend received on the pledged shares less the interest paid on the loans from that dividend. No dividend was paid on our common shares in 2001 and all interest due on these loans were accrued to the principal amounts.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

During 2001, our company granted a stock price adjustment of the loans to officers and Board Members with such loans. The loans were adjusted to the sum of the shares collateralizing the notes times the net book value (“NBV”) of a share of common stock as of September 30, 2001.  The NBV per share at that date was $8.60 and the closing price as reported by the NYSE was $5.13.  This total adjustment amounted to a non-cash charge of $2,453,000.  Of this adjustment, $1,617,000 was for the loan to our Chairman, CEO and President, Mr. Andre C. Dimitriadis.  Approximately $437,000, in the aggregate, of the adjustment was granted to two members of the Board of Directors who each own 46,000 shares each collateralizing the loans.  The remaining $399,000 adjustmentn was granted to three officers of our company. The aggregate shares collateralizing these loans are 96,500.

The maturity date of the notes is December 31, 2008 and at that time the remaining principal amount is due in full. Additionally, the notes contain a provision that allows the borrower the option of fully discharging the then remaining principal balance of the loan by tendering the pledged shares as full payment upon the event of a change of control of our company or upon the death of the borrower.

Unless the Board of Directors approves otherwise, loans must be repaid within 90 days after termination of employment for any reason, other than in connection with a change of control of our company. In 2001, the Board of Directors approved the continuation of the December 31, 2008 maturity for Mr. Pieczynski’s note when he resigned from our company.

We no longer make loans under this program and we have not made a loan since 1998.  The maximum amount outstanding during 2002 and the outstanding principal and the number of shares of common stock and the market value (at $6.72 per share) of the common stock securing these loans at December 31, 2002 was:

				Shares Securing the Loans
	Maximum Amount Outstanding in 2002	Outstanding Principal at December 31, 2002
Name				Number of Shares	Market Value

Andre C. Dimitriadis	$2,944,620	$2,605,852		333,500	$2,241,120
Christopher T. Ishikawa	212,323	—		—	—
Edmund C. King	407,718	407,718		46,000	309,120
Wendy Simpson	88,630	88,630	(1)	10,000	67,200
Sam Yellen	407,718	407,718		46,000	309,120

(1)	Paid in full on January 2, 2003.

Item 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer, General Counsel, and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Item 15.	FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Financial Statement Schedules

The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

(b)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(c)	Reports on Form 8-K

Current report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2002, regarding the providing of certifications as required by 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LTC PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

II.	Valuation and Qualifying Accounts	83

III.	Real Estate and Accumulated Depreciation	84

IV.	Mortgage Loans on Real Estate	88

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charge to Operations	Balance at End of Period

Allowance for Doubtful Accounts:
2002	$1,250	$30	$1,280
2001	$1,250	$—	$1,250
2000	$1,250	$—	$1,250

LTC PROPERTIES, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

					Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at December 31, 2002
			Initial Cost to Company
										Construction/ Renovation Date
				Building and Improvements			Building and Improvements		Accum. Deprec.(2)		Acquisition Date
	Encumbrances		Land			Land		Total (1)

Skilled Nursing Facilities:
Alamogordo, NM	$4,618		$210	$2,590	$3	$210	$2,593	$2,803	$72	1985	Dec-01
Altoona, IA		(4)	105	2,309	121	105	2,430	2,535	581	1973	Jan-96
Atlanta, GA		(8)	175	1,282	3	175	1,285	1,460	200	1968	Sep-99
Atmore, AL		(5)	131	2,877	—	131	2,877	3,008	689	1967/1974	Jan-96
Bedford, TX (14)		(4)	154	649	533	283	1,053	1,336	708	1960/2002	Jan-96
Bradenton, FL	—		330	2,720	87	330	2,807	3,137	823	1989/2002	Sep-93
Canyon, TX (14)	—		196	506	211	196	717	913	122	1985/86	Jun-00
Carroll, IA		(4)	47	1,033	54	47	1,087	1,134	254	1969	Jan-96
Chesapeake, VA	—		388	3,469	8	388	3,477	3,865	1,046	1977/2002	Oct-95
Clovis, NM	—		561	5,539	—	561	5,539	6,100	165	1970	Dec-01
Clovis, NM	2,777		598	5,902	—	598	5,902	6,500	177	1969/95	Dec-01
Coffeyville, KS (14)	—		100	(100)	—	100	(100)	—	80	1962	May-97
Corrigan, TX (14)			100	407	7	100	414	514	259	1985	Jan-98
Des Moines, IA (14)	—		115	2,096	1,178	115	3,274	3,389	406	1972	Sep-99
Dresden, TN	—		31	1,529	123	31	1,652	1,683	129	1966/2002	Nov-00
Fort Valley, GA	—	(11)	230	770	86	230	856	1,086	104	1965	Dec-99
Gardendale, AL	—		84	6,316	—	84	6,316	6,400	1,386	1976/1984	May-96
Gardner, KS	—	(11)	729	4,478	196	729	4,674	5,403	470	1961/1974	Dec-99
Grapevine, TX	1,330		431	1,449	—	431	1,449	1,880	59	Jan-02
Granger, IA		(4)	62	1,356	59	62	1,415	1,477	330	1979	Jan-96
Griffin, GA	4,606	(8)	500	2,900	—	500	2,900	3,400	368	1969	Sep-99
Groesbeck, TX	—		100	1,649	7	100	1,656	1,756	311	1972	Jan-98
Hereford, TX (14)	—		106	(106)	2	106	(104)	2	3	1985	Oct-01
Holyoke, CO	—		211	1,514	257	211	1,771	1,982	210	1963	Nov-00
Houston, TX	6,827	(7)	202	4,458	456	202	4,914	5,116	1,164	1961	Jun-96
Houston, TX	5,832		365	3,769	248	365	4,017	4,382	1,085	1964/1968	Jun-96
Houston, TX		(7)	202	4,458	449	202	4,907	5,109	1,164	1967	Jun-96
Jefferson, IA	10,102	(4)	86	1,883	163	86	2,046	2,132	467	1968/1972	Jan-96
Jacksonville, FL			486	1,981	—	486	1,981	2,467	66		Mar-02
Jessup, GA	6,500	(11)	35	465	38	35	503	538	57	1953	Dec-99
Jonesboro, GA	2,583		150	2,573	110	150	2,683	2,833	326	1970/2002	Sep-99
Lecanto, FL	—		351	2,665	2,251	351	4,916	5,267	1,303	1988	Sep-93
Manchester, TN	—		50	954	86	50	1,040	1,090	106	1957/67/78/2002	Nov-00
Mesa, AZ	—		305	6,909	1,695	305	8,604	8,909	1,725	1975/1996	Jun-96
Mesa, AZ (14)	2,831		420	3,258	36	420	3,294	3,714	648	1972	Oct-97
Midland, TX	1,954		32	2,285	—	32	2,285	2,317	584	1973	Feb-96
Montgomery, AL	3,655	(5)	243	5,327	—	243	5,327	5,570	1,276	1967/1974	Jan-96
Nacogdoches, TX	—		100	1,738	37	100	1,775	1,875	350	1973	Oct-97
Norwalk, IA		(4)	47	1,033	46	47	1,079	1,126	252	1975	Jan-96
Olathe, KS	—		520	1,872	5	520	1,877	2,397	220	1968	Sep-99
Phoenix, AZ	7,108		300	9,703	50	300	9,753	10,053	837	1985	Aug-00
Polk City, IA		(4)	63	1,376	15	63	1,391	1,454	331	1976	Jan-96
Portland, OR	—		100	1,925	457	100	2,382	2,482	492	1956/1974	Jun-97
Richland Hills, TX	—		144	1,656	—	144	1,656	1,800	50	1976	Dec-01
Richmond, VA	—		356	3,180	137	356	3,317	3,673	966	1970/1975/ 1980/2002	Oct-95
Ripley, TN	—		20	985	87	20	1,072	1,092	100	1951/2002	Nov-00
Roberta, GA	—		100	2,400	208	100	2,608	2,708	565	1964	May-96
Roswell, NM	3,903		568	5,232	3	568	5,235	5,803	144	1975	Dec-01
Rusk, TX	—		34	2,399	36	34	2,435	2,469	810	1969	Mar-94
Sacramento, CA	—		220	2,929	—	220	2,929	3,149	665	1968	Feb-97
Salina, KS	—		100	1,153	445	100	1,598	1,698	341	1985	May-97
Tampa, FL	—		100	6,402	42	100	6,444	6,544	1,126	1970	Jun-98
Tappahannock, VA (14)	—		375	1,328	—	375	1,328	1,703	828	1977/1978	Oct-95
Toppanish, WA	2,495	(3)	67	2,719	—	67	2,719	2,786	739	1960/1970	Jun-95
Tucson, AZ	6,009		276	8,924	50	276	8,974	9,250	771	1985/92	Aug-00
Vancouver, WA		(3)	74	3,017	2	74	3,019	3,093	821	1952/1994	Jun-95
Venice, FL (14)	—		236	346	345	236	691	927	295	1969/1972	Sep-99
Wells, TX (14)	—		100	407	7	100	414	514	259	1980	Jan-98
Whiteright, TX (14)	1,069		100	1,539	3	100	1,542	1,642	720	1962/1964/1965	Jan-96

Skilled Nursing Facilities	74,199		12,621	156,382	10,442	12,750	166,695	179,445	30,605

LTC PROPERTIES, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

					Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at December 31, 2002
			Initial Cost to Company
											Construction/ Renovation Date
				Building and Improvements				Building and Improvements		Accum. Deprec.(2)		Acquisition Date
	Encumbrances		Land				Land		Total (1)

Assisted Living Residences:
Ada, OK	—		100	1,650	—		100	1,650	1,750	278	1996	Dec-96
Arlington, OH		(13)	629	6,973	—		629	6,973	7,602	191	1993	Dec-01
Arvada, CO	6,718	(9)	100	2,810	276		100	3,086	3,186	438	1997	Aug-97
Athens, TX	—		96	1,511	1		96	1,512	1,608	296	1995	Jan-96
Bakersfield, CA	9,137		834	11,986	21		834	12,007	12,841	379	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—		100	2,500	2,600	413	1996	Nov-96
Beatrice, NE	—		100	2,173	—		100	2,173	2,273	313	1997	Oct-97
Bexley, OH	16,262	(13)	306	4,196	—		306	4,196	4,502	115	1992	Dec-01
Bullhead Ctiy, AZ	—		100	2,500	—		100	2,500	2,600	362	1997	Aug-97
Burley, ID	—		100	2,200	—		100	2,200	2,300	322	1997	Sep-97
Caldwell, ID	—		100	2,200	—		100	2,200	2,300	322	1997	Sep-97
Camas, WA		(6)	100	2,175	—		100	2,175	2,275	393	1996	May-96
Central, SC	—		100	2,321	—		100	2,321	2,421	223	1998	Mar-99
Cordele, GA	—		153	1,455	84		153	1,539	1,692	149	1987/88/2002	Jul-00
Denison, IA	—		100	2,713	—		100	2,713	2,813	330	1998	Jun-98
Dodge City, KS	1,291		84	1,666	—		84	1,666	1,750	353	1995	Dec-95
Durant, OK	—		100	1,769	—		100	1,769	1,869	280	1997	Apr-97
Edmond, OK		(10)	100	1,365	526		100	1,891	1,991	274	1996	Aug-97
Elkhart, IN	—		100	2,435	—		100	2,435	2,535	331	1997	Dec-97
Erie, PA		(12)	850	7,477	—		850	7,477	8,327	821	1998	Oct-99
Eugene, OR	—		100	2,600	—		100	2,600	2,700	375	1997	Sep-97
Fremont,OH	—		100	2,435	—		100	2,435	2,535	359	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—		100	2,961	3,061	311	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—		100	3,400	3,500	309	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9		100	2,737	2,837	351	1998	Mar-98
Gardendale, AL	—		16	1,234	—		16	1,234	1,250	270	1988	May-96
Goldsboro, NC	—		100	2,386	1		100	2,387	2,487	208	1998	Mar-99
Grandview, WA		(6)	100	1,940	—		100	1,940	2,040	367	1996	Mar-96
Great Bend, KS	1,081		80	1,570	17		80	1,587	1,667	336	1995	Dec-95
Greeley, CO	—		100	2,310	270		100	2,580	2,680	373	1997	Aug-97
Greenville, NC	—		100	2,478	2		100	2,480	2,580	253	1998	Mar-99
Greenville, TX	—		42	1,565	—		42	1,565	1,607	305	1995	Jan-96
Greenwood, SC	—		100	2,638		(5)	100	2,633	2,733	273	1998	Mar-99
Hayden, ID	—		100	2,450	243		100	2,693	2,793	438	1996	Dec-96
Hoquiam, WA	—		100	2,500	—		100	2,500	2,600	368	1997	Aug-97
Jacksonville, TX	—		100	1,900	—		100	1,900	2,000	364	1996	Mar-96
Kelso, WA	—		100	2,500	—		100	2,500	2,600	470	1996	Nov-96
Kennewick. WA		(6)	100	1,940	—		100	1,940	2,040	372	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—		100	2,300	2,400	377	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—		100	2,420	2,520	357	1997	Aug-97
Lakeland, FL	—		519	2,313	83		519	2,396	2,915	242	1968/74/96/2002	Jul-00
Longmont, CO		(9)	100	2,640	—		100	2,640	2,740	327	1998	Jun-98
Longview, TX	—		38	1,568	1		38	1,569	1,607	312	1995	Oct-95
Loveland, CO		(9)	100	2,865	270		100	3,135	3,235	437	1997	Sep-97
Lufkin, TX	—		100	1,950	—		100	1,950	2,050	365	1996	Apr-96
Madison, IN	—		100	2,435	—		100	2,435	2,535	347	1997	Oct-97
Marshall, TX	—		38	1,568	451		38	2,019	2,057	385	1995	Oct-95
McPherson, KS	927		79	1,571	—		79	1,571	1,650	333	1994	Dec-95
Millville, NJ	—		100	2,825	—		100	2,825	2,925	413	1997	Aug-97
Nampa, ID	—		100	2,240	23		100	2,263	2,363	371	1997	Jan-97
New Bern, NC	—		100	2,428	1		100	2,429	2,529	215	1998	Mar-99
Newark, OH	—		100	2,435	—		100	2,435	2,535	347	1997	Oct-97
Newport Richey, FL	—		100	5,845	295		100	6,140	6,240	888	1986/1995	Jan-98
Newport, OR	—		100	2,050	—		100	2,050	2,150	339	1996	Dec-96
Niceville, FL	—		100	2,680	—		100	2,680	2,780	332	1998	Jun-98
Norfolk, NE	—		100	2,123	—		100	2,123	2,223	321	1997	Jun-97
Portland, OR	4,021		100	7,622	359		100	7,981	8,081	909	1986/2002	Jun-98
RioRancho, NM	—		100	8,300	33		100	8,333	8,433	1,021	1998	Mar-98
Rocky Mount, NC	—		100	2,494	1		100	2,495	2,595	233	1998	Mar-99
Rocky River, OH	10,905	(12)	760	6,963	1		760	6,964	7,724	733	1998	Oct-99
Roseville, CA	—		100	7,300	8		100	7,308	7,408	850	1998/2002	Jun-98
Salina, KS	1,081		79	1,571	—		79	1,571	1,650	333	1994	Dec-95
San Antonio, TX		(10)	100	1,900	—		100	1,900	2,000	299	1997	May-97
San Antonio, TX		(10)	100	2,055	—		100	2,055	2,155	317	1997	Jun-97
Shelby, NC	—		100	2,805	2		100	2,807	2,907	346	1998	Jun-98
Spring Hill, FL	—		100	2,650	—		100	2,650	2,750	328	1998	Jun-98

LTC PROPERTIES, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

					Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at December 31, 2002
			Initial Cost to Company
										Construction/ Renovation Date
				Building and Improvements			Building and Improvements		Accum. Deprec.(2)		Acquisition Date
	Encumbrances		Land			Land		Total (1)

Springfield, OH	—		100	2,035	270	100	2,305	2,405	331	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	235	1998	Mar-99
Tallahassee, FL	—	(10)	100	3,075	—	100	3,075	3,175	384	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	359	1997	Aug-97
Troy,OH	—		100	2,435	306	100	2,741	2,841	410	1997	May-97
Tulsa, OK		(10)	200	1,650	—	200	1,650	1,850	271	1997	Feb-97
Tulsa, OK		(10)	100	2,395	—	100	2,395	2,495	364	1997	Jun-97
Tuscon, AZ	—		100	8,700	8	100	8,708	8,808	1,010	1998/2002	Jun-98
Tyler, TX	11,150	(10)	100	1,800	—	100	1,800	1,900	302	1996	Dec-96
Vacaville, CA	8,599		1,662	11,634	19	1,662	11,653	13,315	373	1998/2002	Dec-01
Vancouver, WA		(6)	100	2,785	—	100	2,785	2,885	501	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	342	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	343	1997	Jul-97
Walla Walla, WA	6,960	(6)	100	1,940	—	100	1,940	2,040	363	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	250	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	324	1996	Aug-97
Wheelersburg, OH	—		100	2,435	—	100	2,435	2,535	348	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	309	1996	DEC-96
Wichita Falls,TX	—		100	2,750	—	100	2,750	2,850	395	1997	Sep-97
Worthington, OH		(13)	—	6,102	—	—	6,102	6,102	161	1993	DEC-01
Worthington, OH		(13)	—	3,402	—	—	3,402	3,402	100	1995	DEC-01
York, NE	—		100	2,318	—	100	2,318	2,418	343	1997	Aug-97

Assisted Living Residences	78,132		13,265	263,508	4,168	13,265	267,676	280,941	32,580

Schools
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	1,131	1930/1998	Dec-98

Schools	—		100	6,000	3,170	100	9,170	9,270	1,131

	$152,331		$25,986	$425,890	$17,780	$26,115	$443,541	$469,656	$64,316

(1)	The aggregate cost for federal income tax purposes.
(2)

Depreciation for building is calculated using a 35 year life for skilled nursing facilities and 40 year life for assisted living residences and additions to facilities.  Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.

(3)	Single note backed by two facilities in Washington.
(4)	Single note backed by six facilities in Iowa and one facility in Texas.
(5)	Single note backed by two facilities in Alabama.
(6)	Single note backed by five facilities in Washington.
(7)	Single note backed by two facilities in Texas.
(8)	Single note backed by two facilities in Georgia
(9)	Single note backed by three facilities in Colorado
(10)	Single note backed by one facility in Florida, three facilities in Oklahoma, and three facilities in Texas
(11)	Single note backed by one facility in Kansas and two facilities in Georgia
(12)	Single note backed by one facility in Ohio and one facility in Pennsylvania.
(13)	Single note backed by four facilities in Ohio.
(14)	An impairment charge totaling $28,488,000 was taken against 17 facilities (noted above)

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

          Activity for the years ended December 31, 2000, 2001 and 2002 is as follows:

	Real Estate & Equipment	Accumulated Depreciation

Balance at December 31, 1999	$494,913	$39,975
Additions	22,495	15,145
Conversion of mortgage loans into owned properties	12,255	—
Impairment charge	(7,529)	—
Cost of real estate sold	(53,636)	(7,939)

Balance at December 31, 2000	468,498	47,181
Additions	73,107	13,695
Conversion of mortgage loans into owned properties	3,899	—
Impairment Charges	(16,755)	—
Cost of real estate sold	(32,625)	(2,293)

Balance at December 31, 2001(1)	496,124	58,583

Additions	2,997	14,197
Conversion of mortgage loans into owned properties	3,832	—
Impairment Charges	(1,826)	—
Cost of real estate sold	(31,471)	(8,464)

Balance at December 31, 2002	$469,656	$64,316

(1)	Includes amounts classified as properties held for sale as required by SFAS No. 144.

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(dollars in thousands)

State			Interest Rate (1)	Final Maturity Date	Balloon Amount (2)	Current Monthly Debt Service	Face Amount of Mortgages	Carrying Amount of Mortgages December 31, 2002	Principal Amount of Loans Subject to Delinquent Principal or Interest

	Number of

	Properties	Beds/Units

SC	5	509	13.42%	2003	$10,754	124	$11,250	$10,647	$—
CO	2	230	11.88%	2007	5,412	63	6,000	5,731	—
OH	1	150	10.79%	2006	4,579	50	5,200	4,835	—
CA	1	212	10.53%	2018	—	35	3,500	3,221	—
NE	1	47	11.67%	2008	3,071	33	3,243	3,178	—
FL	1	94	10.40%	2007	2,879	31	3,290	3,111	—
FL	1	191	12.13%	2017	—	50	4,500	3,086	—
NE	1	44	11.67%	2008	2,875	30	3,036	2,975	—
CA	1	151	10.28%	2018	—	31	3,171	2,925	—
NE	1	44	10.63%	2008	2,343	26	2,700	2,555	—
Various (3)	29	2,792	9.38 - 13.38%	2002-2018	26,845	484	46,211	40,411	1,076

	44	4,464			$58,758	$957	$92,101	$82,675	$1,076

(1)

Represents current stated interest rate.  Generally, the loans have 25-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)	Balloon payment is due upon maturity, generally the 10th year of the loan, with various prepayment penalties (as defined in the loan agreement).
(3)	Includes 39 first-lien mortgage loans as follows:

# of Loans	Original loan amounts

21	$247-$2,000
9	$2,001-$3,000
5	$3,001-$4,000
1	$4,001-$5,000
2	$5,001-$6,000
1	$6,001-$11,250

Activity for the years ended December 31, 2000, 2001 and 2002 is as follows:

Balance at 1999	$130,943	(1)
Addition funding of existing loans	964
Conversion of notes to owned properties	(12,131)
Impairment charges	(5,088)
Collections of principal	(8,789)

Balance at 2000	105,899
Conversion of notes to owned properties	(3,288)
Impairment charges	(1,250)
Collections of principal	(9,250)

Balance at 2001	92,111
Conversion of notes to owned properties	(2,332	)(1)
Conversion of other notes to mortgage notes	518
Impairment charges	(1,600)
Collections of principal	(6,022)

Balance at 2002	$82,675

(1)	As required by SFAS No. 144, a mortgage loan of $1,500 that converted to an owned property and was sold in 2002 has been reclassified to discontinued operations for all periods presented.

LTC PROPERTIES, INC.

INDEX TO EXHIBITS - continued

(Item 15(b))

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 1996)

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

LTC PROPERTIES, INC.

INDEX TO EXHIBITS - continued

(Item 15(b))

Exhibit Number	Description

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

10.9	Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of November 1, 1994 among LTC REMIC

LTC PROPERTIES, INC.

INDEX TO EXHIBITS - continued

(Item 15(b))

Exhibit Number	Description

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

LTC PROPERTIES, INC.

INDEX TO EXHIBITS - continued

(Item 15(b))

Exhibit Number	Description

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

10.33	Security Agreement with LTC Healthcare, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

LTC PROPERTIES, INC.

INDEX TO EXHIBITS - continued

(Item 15(b))

Exhibit Number	Description

10.34

Form of Individual Indemnity Agreements between LTC Properties, Inc. and Andre Dimitriadis; Christopher Ishikawa; Julia Kopta; Wendy Simpson; Bary Bailey and Steven Stuart dated March 18, 2001 (incorporated by reference to Exhibit 10.34 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.35

Employment Agreement between LTC Properties, Inc. and Alex J. Chavez dated September 4, 2001 (incorporated by reference to Exhibit 10.35 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.36

Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001 (incorporated by reference to Exhibit 10.36 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.37

Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001 (incorporated by reference to Exhibit 10.37 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.38

Promissory Note dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.39

Security Agreement dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.40

Stock Purchase Agreement dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.41

First Amendment to Second Amended and Restated Promissory Note dated October 1, 2002 between LTC Properties, Inc. and CLC Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

10.42

Purchases, Warranties, Participation and Servicing Agreement dated August 1, 2002 between Beal Bank, SSB and LTC BBCO, Inc. (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP with respect to the financial information of the Company

99.1	Certification by Andre C. Dimitriadis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003

99.2	Certification by Wendy L. Simpson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003

99.3

Certification by Andre C. Dimitriadis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003 (a signed original of this written statement required by Section 906 has been provided to LTC Properties, Inc. and will be retained by LTC Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request)

99.4

Certification by Wendy L. Simpson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2003 (a signed original of this written statement required by Section 906 has been provided to LTC Properties, Inc. and will be retained by LTC Properties, Inc. and furnished to the Securities and Exchange Commission or its staff upon request)

99.5	Risk Factors

LTC PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: March 31, 2003

By:	By:	/s/ WENDY L. SIMPSON

WENDY L. SIMPSON Vice Chairman, Chief Financial Officer and Director

/s/ ANDRE C. DIMITRIADIS	Chairman of the Board, Chief Executive Officer and Director	March 31, 2003

ANDRE C. DIMITRIADIS

/s/ WENDY L. SIMPSON	Vice Chairman, Chief Financial Officer and Director
March 31, 2003
WENDY L. SIMPSON

/s/ EDMUND C. KING	Director	March 31, 2003

EDMUND C. KING

/s/ TIMOTHY J. TRICHE	Director	March 31, 2003

TIMOTHY TRICHE

/s/ SAM YELLEN	Director	March 31, 2003

SAM YELLEN