Form 10-Q
period 2003-03-31
LTC PROPERTIES INC
filed 2003-05-13
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20459

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Shares of Registrant’s common stock, $.01 par value, outstanding at May 8, 2003 – 17,716,322

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2003

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2003 - $67,512; 2002 - $64,316	$375,898	$379,228
Land	26,112	26,112
Mortgage loans receivable, net of allowance for doubtful accounts: 2003 - $1,280; 2002 - $1,280	82,297	82,675
REMIC Certificates	64,122	64,419

Real estate investments, net	548,429	552,434
Other Assets:
Cash and cash equivalents	8,888	8,001
Debt issue costs, net	4,670	5,309
Interest receivable	3,665	3,781
Prepaid expenses and other assets	2,778	2,069
Notes receivable (includes $3,095 due from CLC Healthcare, Inc. in 2003 and 2002)	15,575	15,622
Marketable debt securities	8,127	7,968
Line of credit due from CLC Healthcare, Inc.	4,745	4,741

	48,448	47,491

Total Assets	$596,877	$599,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$48,421	$48,421
Mortgage loans and notes payable	136,384	136,971
Bonds payable and capital lease obligations	14,930	15,361
Senior mortgage participation payable	29,455	29,667
Accrued interest	1,117	1,293
Accrued expenses and other liabilities	5,646	6,419
Distributions payable	1,799	981

Total Liabilities	237,752	239,113
Minority interest	13,155	13,399
Stockholders’ equity:
Preferred stock $0.01 par value: 10,000 shares authorized; shares issued and outstanding: 2003 - 7,052; 2002 - 7,062	164,986	165,183
Common stock: $0.01 par value; 40,000 shares authorized; shares issued and outstanding: 2003 – 17,876; 2002 – 18,055	179	181
Capital in excess of par value	251,801	253,050
Cumulative net income	254,513	250,629
Other	(4,414)	(6,112)
Cumulative distributions	(321,095)	(315,518)

Total Stockholders’ Equity	345,970	347,413

Total Liabilities and Stockholders’ Equity	$596,877	$599,925

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31

	2003	2002

Revenues:
Rental income	$9,965	$10,634
Interest income from mortgage loans and notes receivable	2,507	2,593
Interest income from REMIC Certificates	2,786	3,267
Interest and other income	832	745

Total revenues	16,090	17,239

Expenses:
Interest expense	5,192	5,426
Depreciation and amortization	3,232	3,575
Impairment charge	1,260	—
Operating and other expenses	2,201	1,638

Total expenses	11,885	10,639

Income before minority interest	4,205	6,600
Minority interest	(321)	(321)

Income from continuing operations	3,884	6,279
Discontinued Operations:
Loss from discontinued operations	—	(26)
Loss on sale of assets, net	—	(72)

Net loss from discontinued operations	—	(98)

Net income	3,884	6,181
Preferred stock dividends	(3,761)	(3,758)

Net income available to common stockholders	$123	$2,423

Net Income per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$0.01	$0.14

Diluted	$0.01	$0.14

Loss per Common Share from Discontinued Operations:
Basic	—	$(0.01)

Diluted	—	$(0.01)

Net Income per Common Share Available to Common Stockholders:
Basic	$0.01	$0.13

Diluted	$0.01	$0.13

Comprehensive Income
Net income available to common stockholders	$123	$2,423
Unrealized gain on available for-sale securities	—	28
Reclassification adjustment	1,303	—

Total comprehensive income	$1,426	$2,451

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$3,884	$6,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,232	3,713
Impairment charge	1,260	—
Other non-cash charges	977	1,094
Loss on sale of real estate investments, net	—	72
Decrease in accrued interest	(176)	(108)
Net change in other assets and liabilities	(1,753)	(1,889)

Net cash provided by operating activities	7,424	9,063

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(86)	(653)
Proceeds from sale of real estate investments and other assets, net	220	(458)
Principal payments on mortgage loans receivable	347	4,009
Advances under line of credit to CLC Healthcare, Inc.	(950)	(704)
Payments from CLC Healthcare, Inc. on line of credit	946	611
Other	72	1,587

Net cash provided by investing activities	549	4,392

FINANCING ACTIVITIES:
Repayments of bank borrowings under line of credit	—	(7,000)
Repayment of senior mortgage participation	(212)	—
Principal payments on mortgage loans payable and capital lease obligations	(1,018)	(949)
Redemption of convertible subordinated debentures	—	(2,408)
Repurchase of common and preferred stock	(2,093)	—
Distributions paid	(4,759)	(6,422)
Other	996	219

Net cash used in financing activities	(7,086)	(16,560)

Increase (decrease) in cash and cash equivalents	887	(3,105)
Cash and cash equivalents, beginning of period	8,001	6,322

Cash and cash equivalents, end of period	$8,888	$3,217

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,676	$5,255
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	—	2,332
Assumption of mortgage loans payable for acquisitions of real estate assets	—	1,357

See accompanying notes.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General

LTC Properties, Inc. (the “Company”), a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

The consolidated financial statements included herein have been prepared by the Company without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and controlled partnerships.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over those partnerships is based on the provisions of the partnership agreements that provide the Company with a controlling financial interest in the partnerships.  Under the terms of the partnership agreements, the Company, as general partner, is responsible for the management of the partnerships’ assets, business and affairs.  The Company’s rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership.  The limited partners are also precluded from transferring their partnership interests without the express permission of the general partner.  However, the Company can transfer its interest without consultation or permission of the limited partners.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation as required by Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, the Company is not taxed on its income that is distributed to its stockholders.

2.     Real Estate Investments

Owned Properties.  At March 31, 2003, the Company owned 59 skilled nursing facilities with a total of 6,896 beds, 88 assisted living facilities with 4,182 units and one school located in 23 states.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was required to be adopted in fiscal years

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

beginning after December 15, 2001.  SFAS No. 144 on asset impairment supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of.  Subsequent to January 1, 2002, and in accordance with SFAS No. 144, properties held for sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale once they have been classified as such.  In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.  In addition, all gains and losses from real estate sold are also included in discontinued operations.

Set forth in the table below are the components of the net loss from discontinued operations for the three months ended March 31, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended March 31,

	2003	2002

Rental income	$—	$234
Depreciation amortization	—	(138)
Operating and other expenses	—	(122)

Net loss from discontinued operations	$—	$(26)

Mortgage Loans.  At March 31, 2003 the Company had 38 mortgage loans secured by first mortgages on 35 skilled nursing facilities with a total of 3,895 beds and eight assisted living facilities with a total of 369 units located in 20 states.  At March 31, 2003, the mortgage loans had interest rates ranging from 9.4% to 12.9% and maturities ranging from 2003 to 2018.  In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

REMIC Certificates.  As of March 31, 2003, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $178,241,000 and 7.21%.  As of March 31, 2003, the carrying value of the subordinated REMIC Certificates held by the Company was $64,122,000.  The effective yield on the subordinated REMIC Certificates held by the Company, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 16.43% at March 31, 2003.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity.  As of March 31, 2003, available-for-sale certificates were recorded at their fair value of approximately $12,281,000.  An unrealized holding gain on available-for-sale certificates of $28,000 was included in comprehensive income for the three months ended March 31, 2002.  During the three months ended March 31, 2003, a $1,303,000 impairment charge was recorded related to certain interest-only REMIC Certificates held by the Company.  The impairment charge resulted from the changes in assumptions relating to the likelihood of occurrence of prepayments on mortgages underlying the REMIC Certificaes.  As such, the $1,303,000 impairment charge was

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

reclassified from unrealized losses (related to fair market value adjustments on available-for-sale certificates) previously recorded in comprehensive income when the Company determined that the change in assumptions may result in declines in certificate values that would be other than temporary.  See Note 3. Impairment Charge for further discussion.

At March 31, 2003 held-to-maturity certificates had a book value of $51,841,000 and a fair value of $36,304,000.  As of March 31, 2003, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 34.99% and 11.94%, respectively.

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

During the three months ended March 31, 2003, the Company recorded an impairment charge of $1,260,000.  Of this charge, $31,000 was to fully reserve a mortgage loan on one skilled nursing facility that was closed in 2002 and not reopened or sold.  Additionally, the Company recorded $1,303,000 impairment related to certain interest-only REMIC Certificates net of a $74,000 adjustment of an impairment loss, recognized in the fourth quarter of 2002, related to the Company’s investment in REMIC Certificates.  $1,303,000 of the net impairment charge had been previously recognized in comprehensive income as a fair market value adjustment on available-for-sale REMIC Certificates as described in Note 2. Real Estate Investments.  As more fully described in Note 2. Summary of Significant Accounting Policies of the Company’s 10-K for the year ending December 31, 2002, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates held by the Company would bear the first risk of loss.  During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying the Company’s REMIC Certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust.  Accordingly, the Company recorded a net $1,229,000 impairment in current period earnings to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates held by the Company.

The Company believes it has recorded valuation adjustments on all assets for which there are other than temporary impairments.  However, the long-term care industry has experienced significant adverse changes, which have resulted in, continued operating losses by certain of the Company’s operators and in

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

some instances the filing by certain operators for bankruptcy protection.  Thus, the Company cannot predict what, if any, impairment charge may be needed in the future.

4.     CLC Healthcare, Inc.

As of March 31, 2003, 23 skilled nursing facilities with 2,617 beds and a net book value of $46,473,000 or 7.8% of the Company’s total assets were operated by CLC Healthcare, Inc. (“CLC”).  These facilities are leased to CLC under individual leases that provide for total rents of $3,000,000; $4,000,000; $4,750,000; $5,350,000; $5,900,000 and $6,500,000 respectively, in years 2002 through 2007.  The leases contain two five-year renewal options with increases of 2% annually.  These leases have a provision for acceleration should there be a change of control of CLC, as defined in the leases.  In 2002, the Company sold a wholly-owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years.  CLC has certain rights to extend the note at its maturity.  LTC-Fort Tucum, Inc. then acquired two skilled nursing facilities in New Mexico subject to a mortgage loan payable to a REMIC pool originated by the Company.  During the three months ended March 31, 2003 and 2002, the Company was due rental income of approximately $1,000,000 and $750,000, respectively, from CLC.  For the three months ended March 31, 2003 and 2002, the Company classified the rents due from CLC as non-accrual rents.

CLC’s Form 10-K for the year ended December 31, 2002 contained a “going concern” qualified opinion from CLC’s outside auditors.  CLC has sustained operating losses and net losses every year since inception, currently has no outside financing availability other than the line of credit with the Company, discussed below, and at December 31, 2002 had recorded an actuarially based accrual for general and professional liability of approximately $12,599,000.  See below for discussion of CLC’s insurance coverage.

The Company has discussed with CLC’s Board of Directors the possible transfer of the 23 leased properties to other lessees.  The independent directors of CLC’s Board have agreed, at this time, to permit the Company to solicit other lessees for these properties.  The Company has agreed that until June 30, 2003, and contingent on its reaching an agreement with another lessee, the Company would purchase from CLC the leasehold improvements, furniture, fixtures and equipment and pay CLC a mutually agreeable breakage fee for any property leased to a new lessee.  The Company also agreed to give CLC a rent abatement through June 30, 2003 effective March 1, 2003 on the 23 properties.

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

Effective October 1, 2002, the Company and CLC amended the secured line of credit extended by the Company to CLC.  The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions as to the use of funds drawn under the agreement.  The line of credit continues to bear

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

interest at 10%, mature on April 1, 2008 and contains a provision for acceleration should there be a change of control of CLC.  In consideration of this amendment, the Company waived until November 30, 2002, defaults under its leases with CLC for non-payment of rent.  The independent Board members of each company’s board approved this amendment. At March 31, 2003 and December 31, 2002, there was $4,745,000 and $4,741,000, respectively, outstanding under the line of credit.  During the three months ended March 31, 2003, the Company advanced CLC $950,000 under the line of credit and CLC paid $946,000 for rent and interest which the Company applied to reduce the line of credit.  During the three months ended March 31, 2003 and 2002, the Company did not record interest income under the line of credit.  Subsequent to March 31, 2003, the Company advanced CLC $500,000 under the line of credit.

Additionally, the Company holds a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, in the face amount of $7,000,000.  The Note was received in December 2001 in exchange for the Company’s right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2002.  The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually.  The Company did not accrue any interest income on the Note during the first three months of 2003 or 2002.  The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC.  At March 31, 2003 Holdings owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of the stock on March 31, 2003 of $5,085,000 and $1,225,000 face value of ALC Senior Subordinated Debentures and $578,000 face value of Junior Subordinated Debentures.  At March 31, 2003, the book value of the Note was $3,095,000, which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2002.  Subsequent to March 31, 2003, the Company purchased from Holdings $500,000 face value of ALC Senior Subordinated Debentures for $500,000 plus accrued interest.

Our Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Vice President, Taxes served as officers of CLC and have resigned as officers of CLC.  Our Chairman, President and Chief Executive Officer, Chief Financial Officer and Chief Investment Officer remain as Board members of CLC.  Additionally, we have an indemnification agreement covering these officers who also serve as Board members of CLC and one current CLC outside director.

5.     Debt Obligations

At March 31, 2003, $48,421,000 was outstanding under the Company’s Senior Secured Revolving Line of Credit (the “Secured Revolving Credit”) and commitments were $69,942,000.  During the three months ended March 31, 2003, pricing under the Secured Revolving Credit was LIBOR plus 2.50%.  At March 31, 2003, the Company’s weighted average interest rate was 3.80%.

At maturity, January 2, 2002, the Company redeemed $2,408,000 of convertible subordinated debentures.  Subsequent to March 31, 2003, the Company paid $3,554,000 of mortgage debt that was scheduled to mature in September 2003.  The two mortgages repaid were held in a REMIC pool originated by the Company.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

6.     Senior Mortgage Participation Payable

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  The Company retains interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishments of the senior participation is tied to the underlying maturities of loans in the Participation Loan Pool, which range from 1 to 185 months.  The Company has accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the three months ended March 31, 2003, the senior participation received principal payments of $212,000.  At March 31, 2003, $29,455,000 was outstanding under the senior mortgage participation.

7.     Stockholders’ Equity

Other equity consists of the following (unaudited, amounts in thousands):

	March 31, 2003	December 31, 2002

Notes receivable from stockholders	$(6,995)	$(7,227)
Unamortized balance on deferred compensation	—	(163)
Accumulated comprehensive income	2,581	1,278

Total Other Equity	$(4,414)	$(6,112)

During the three months ended March 31, 2003, the Company declared and paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1,822,000, $1,121,000 and $818,000 (paid on April 1, 2003), respectively.  During the first quarter of 2003 and 2002 the Company declared and paid cash dividends of $0.10 per share on its common stock totaling $1,816,000 and $1,843,000, respectively.

Subsequent to March 31, 2003 the Company declared a cash dividend of $0.15 per share on its common stock payable on June 30, 2003 to stockholders of record on June 20, 2003.

During the three months ended March 31, 2003, a total of 129,000 stock options were exercised at a total option value of approximately $691,000 and a total market value as of the dates of exercise of approximately $807,000.  Additionally, 2,500 restricted shares previously issued were cancelled as a result of an employee’s resignation.

Subsequent to March 31, 2003, an additional 20,000 options were exercised for a total of approximately $108,000 and a market value of approximately $125,000.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

For the three months ended March 31, 2003, the Company repurchased 305,500 shares of its common stock for a total price of approximately $1,896,000, 5,000 shares of its Series A Preferred stock for a total purchase price of approximately $100,000 and 5,000 of its Series B Preferred stock for a total purchase of approximately $97,000.

Subsequent to March 31, 2003, the Company purchased 180,000 shares of its common stock for a total of $1,368,000.

The common shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 common shares.  A total of 2,350,700 shares have been purchased under this authorization.  Therefore, the Company continues to have an open Board authorization to purchase an additional 2,649,300 common shares.

The preferred shares were purchased on the open market under a February 2003 Board authorization to purchase up to 100,000 shares each of the Company’s Series A and Series B Preferred Stock.

Prior to January 1, 2003, the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Historically, the Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  Effective January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003.  The Company did not grant any options during the three months ended March 31, 2003.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,

	2003	2002

Net income available to common stockholders, as reported	$123	$2,423
Add: Stock-based compensation expense in the quarter	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(34)	(44)

Pro forma net income available to common stockholders	$89	$2,379

Net income per common share available to common stockholders:
Basic – as reported	$0.01	$0.13

Basic – pro forma	$0.01	$0.13

Diluted – as reported	$0.01	$0.13

Diluted – pro forma	$0.01	$0.13

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

8.     Major Operators

The Company has two operators that lease properties directly from the Company and/or operate properties secured by mortgage loans, that each represent between 10% and 20% of the Company’s total assets.  The following table summarizes the Company’s major lessees’ assets, stockholders’ equity, annual revenue and net income (loss) from continuing operations as of or for the year ended December 31, 2002 per the lessees’ public filings:

	Assisted Living Concepts, Inc.	Alterra Healthcare Corporation

	(unaudited, in thousands)
Current assets	$30,759	$106,103
Non-current assets	185,281	565,047
Current liabilities	33,613	980,289
Non-current liabilities	154,042	173,657
Redeemable preferred stock	—	6,132
Gross revenue	146,269	416,715
Operating expenses	136,683	380,299
Loss from continuing operations	(4,993)	(59,374)
Net Loss	(4,414)	(222,002)
Cash provided by operations	4,423	20,877
Cash provided by investing activities	608	50,677
Cash used in financing activities	(3,943)	(77,753)

Assisted Living Concepts, Inc.  (“ALC”) leases 37 assisted living properties with a total of 1,434 units owned by the Company representing approximately 12.4%, or $74,159,000, of the Company’s total assets at March 31, 2003.

Additionally, as of March 31, 2003 the Company owns $7,083,000 face value of ALC’s new Senior Secured Notes bearing interest at 10% per annum, payable semi-annually in arrears, and $3,272,000 face value of new Junior Secured Notes bearing interest payable in additional new Junior Secured Notes for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. See Note 4.  CLC Healthcare, Inc. for a discussion of a note the Company has with Holdings which is secured by 1,452,794 shares of ALC’s common stock and ALC Senior and Junior Secured Notes owned by Holdings.

Alterra Healthcare Corporation (“Alterra”) leases 35 assisted living properties with a total of 1,416 units owned by the Company representing approximately 12.2%, or $72,885,000, of the Company’s total assets at March 31, 2003.  Alterra announced on January 22, 2003 that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  Alterra’s senior management informed the Company that they expect all leases with the Company will be affirmed.  While no assurances can be given in a bankruptcy, such affirmation would result in no adverse impact to the Company as a result of Alterra’s reorganization.  Alterra is current on all rents due to the Company through May 2003.

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

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

operator, or in the event any such operator does not renew and/or extend its relationship with the Company or the Company’s borrowers when it expires.

9.     Earnings per Share

The following table sets forth the computation of basic and diluted net income per share
(unaudited, in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income	$3,884	$6,181
Preferred stock dividends	(3,761)	(3,758)

Net income for basic net income per share	123	2,423
Effect of dilutive securities	—	—

Net income for diluted net income per share	$123	$2,423

Shares for basic net income per share	17,965	18,393
Effect of dilutive securities:
Stock options	73	123

Shares for diluted net income per share	18,038	18,516

Basic net income per share	$0.01	$0.13

Diluted net income per share	$0.01	$0.13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenues for the three months ended March 31, 2003 decreased to $16.1 million from $17.2 million for the same period in 2002.  Rental income for the three months ended March 31, 2003 decreased $0.7 million compared to the same period of 2002 primarily as a result of the elimination of rents from sold properties ($0.5 million) and the effect of classifying nine properties leased to Sun Healthcare Group, Inc. as non-accrual rents ($0.7 million), partially offset by new leases and rental increases provided for in existing lease agreements ($0.5 million).  Same store rental income, properties owned for the three months ended March 31, 2003 and the three months ended March 31, 2002, decreased $0.3 million due to the effect of classifying nine properties leased to Sun as non-accrual rents, partially offset by new leases and normal rental rate increases, as set forth in the lease agreements.  Interest income from mortgage loans and notes receivable decreased $0.1 million primarily as a result of the early payoff of three mortgage loans.  Interest income from REMIC Certificates for the three months ended March 31, 2003 decreased $0.5 million compared to the same period of 2002 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying the Company’s investment in REMIC Certificates.  Interest and other income for the three months ended March 31, 2003 increased $0.1 million from the same period in 2002 due primarily to the receipt of interest on the Company’s investment in ALC bonds.

Interest expense decreased by $0.2 million to $5.2 million for the three months ended March 31, 2003 from $5.4 million during the same period in 2002, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on the Company’s Senior Secured Revolving Line of Credit partially offset by an increase in the Company’s overall weighted average interest rate resulting from the sale of the Senior Mortgage Participation as discussed in Note 6. Senior Mortgage Participation Payable.  Depreciation and amortization expense for the first quarter of 2003 decreased $0.3 million from the first quarter of 2002 due to properties sold in 2002 and a lower basis of certain assets due to impairment charges taken in 2002.  The Company recorded a $1.3 million impairment charge during the first quarter of 2003.  See Note 3. Impairment Charge for further discussion.  No impairment charge was taken in the same quarter of the prior year.  Operating and other expenses increased $0.6 million due to a one-time severance payment and higher legal costs for general litigation defense.

During the quarter ended March 31, 2002, the Company reported a net loss from discontinued operations of $0.1 million.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”  During the three months ended March 31, 2002, the Company sold two skilled nursing facilities in Illinois for $2.1 million, which resulted in a net loss of $0.1 million.

Net income available to common stockholders decreased to $0.1 million for the three months ended March 31, 2003 from $2.4 million for the same period in 2002 due to the reduction in revenue and impairment charge in 2003 as discussed above.

Liquidity and Capital Resources

At March 31, 2003 the Company’s real estate investment portfolio (before accumulated depreciation and amortization) consisted of $469.5 million invested primarily in owned long-term care facilities, mortgage loans of approximately $82.3 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $64.1 million with a weighted average effective yield of 16.4%.  At March 31, 2003 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $178.2 million and 7.2%.  The Company’s portfolio consists of direct investments (properties that the Company either owns or on which the Company holds promissory notes secured by first mortgages) in 95 skilled nursing facilities, 96 assisted living facilities and one school in 30 states.

For the three months ended March 31, 2003, the Company had net cash provided by operating activities of $7.4 million.  The Company invested $0.1 million for renovation of owned properties and sold licensed beds from two closed skilled nursing facilities resulting in net cash proceeds of $0.2 million.  The Company received $0.4 million in principal payments on mortgage loans receivable.

During the three months ended March 31, 2003, the Company paid $0.2 million in principal to the non-recourse senior mortgage participation holder and $1.0 million in principal payments on mortgage loans and capital lease obligations.

Subsequent to March 31, 2003, the Company paid $3.6 million of mortgage debt that was scheduled to mature in September 2003.  The two mortgages repaid were held in a REMIC pool originated by the Company.

Additionally, subsequent to March 31, 2003, the Company purchased $0.5 million face value ALC Senior Subordinated Debentures for face value plus accrued interest.  See Note 4. CLC Healthcare, Inc. for further discussion.  In May 2003, the Company received a total of $0.8 million in early pay-offs of two notes receivable.  A portion of one of the notes represented past due rents owed to the Company and was fully reserved for at March 31, 2003.  Since the Company had not previously recognized rental income related to the reserved portion of the note, the Company will recognize $0.5 million additional rental income in the second quarter of 2003 related to the payment of this note.

During the three months ended March 31, 2003, the Company declared paid cash dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $1.8 million, $1.1 million, and $0.8 million (paid April 1, 2003), respectively.  Additionally, the Company paid a cash dividend on its common stock totaling $1.8 million.  The Company has declared a $0.15 dividend per share on its common stock payable on June 30, 2003; however, the Company is giving no assurances that this amount or any amount will be a continuing common dividend in the near future.

During the three months ended March 31, 2003, the Company purchased and retired 305,000 shares of common stock for an aggregate purchase price of $1.9 million, an average of $6.21 per share.  Additionally, the Company purchased 10,000 shares of LTC Series A Preferred Stock and Series B Preferred Stock for an aggregate purchase price of $0.2 million, an average of $19.70 per share.  All shares were purchased on the open market.  Subsequent to March 31, 2003, the Company purchased 180,000 shares of common stock for an aggregate purchase price of $1.4 million.

Subsequent to March 31, 2003, the Company signed a 15-year lease beginning May 1, 2003 on two properties in New Mexico previously operated by Sun.  The lease provides for annual rent of $0.6 million in year one, increasing by 2% per year thereafter.

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

The Company believes that its current cash flow from operations available for distribution or reinvestment and its current borrowing capacity are sufficient to provide for payment of its operating costs, meet debt obligations, provide funds for distribution to the holders of the Company’s preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.

Critical Accounting Policies

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation.  In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method.  The Company has adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

The Company uses the Black-Scholes model for calculating stock option expense.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results from operations could be affected.  Prior to January 1, 2003, the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  Historically, the Company granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

As of March 31, 2003, there were 414,300 options outstanding subject to the disclosure requirements of SFAS No. 148.  The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date.  In determining the estimated fair values for the options granted in prior years, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%.  At March 31, 2003, the weighted average fair value of the options outstanding was estimated to be $0.82, the weighted average exercise price of the options was $5.60 and the weighted average remaining contractual life was 2.4 years.  See Note 7.  Stockholder’s Equity for further discussion.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  In addition, all provisions of SFAS No. 149 should be applied prospectively.  At March 31, 2003, the Company had no interest rate contracts or any other derivative financial instrument outstanding.

For further discussion of the Company’s critical accounting policies, see the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002.

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

		10.1	Severance Agreement between LTC Properties, Inc. and Julia Kopta, dated April 1, 2003

		99.1	Certification by Andre C. Dimitriadis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		99.2	Certification by Wendy L. Simpson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

On May 6, 2003 the Company filed a Current Report on Form 8-K dated May 6, 2003 reporting its press release announcing operating results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 13, 2003	By:	/s/ WENDY L. SIMPSON

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

Date: _______________________
Andre C. Dimitriadis Chairman & Chief Executive Officer

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

Date: _______________________
Wendy L. Simpson Vice Chairman & Chief Financial Officer