Form 10-Q
period 2003-06-30
LTC PROPERTIES INC
filed 2003-08-13
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________________ to ________________

Commission file number 1-11314

LTC PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	71-0720518 (I.R.S. Employer Identification No.)

22917 Pacific Coast Highway, Suite 350
Malibu, California 90265
(Address of principal executive offices)

(310) 455-6010
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

Shares of Registrant’s common stock, $.01 par value, outstanding at August 8, 2003 – 17,802,351

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2003

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)

ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2003 - $69,877; 2002 - $63,495	$372,503	$377,566
Land	25,934	25,812
Properties held for sale, net of accumulated depreciation and amortization: 2003 - $0; 2002 - $821	—	1,962
Mortgage loans receivable, net of allowance for doubtful accounts: 2003 - $1,280; 2002 - $1,280	83,642	82,675
REMIC Certificates	62,933	64,419

Real estate investments, net	545,012	552,434
Other Assets:
Cash and cash equivalents	3,233	8,001
Debt issue costs, net	4,067	5,309
Interest receivable	4,014	3,781
Prepaid expenses and other assets	2,769	2,069
Notes receivable (includes $3,095 due from CLC Healthcare, Inc. in 2003 and 2002)	15,269	15,622
Marketable debt securities	9,650	7,968
Line of credit due from CLC Healthcare, Inc.	5,245	4,741

	44,247	47,491

Total Assets	$589,259	$599,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$49,557	$48,421
Mortgage loans and notes payable	129,479	136,971
Bonds payable and capital lease obligations	14,866	15,361
Senior mortgage participation payable	29,239	29,667
Accrued interest	1,288	1,293
Accrued expenses and other liabilities	5,227	6,419
Distributions payable	979	981

Total Liabilities	230,635	239,113
Minority interest	13,283	13,399
Stockholders’ equity:
Preferred stock $0.01 par value: 2003 - 15,000 shares authorized; shares issued and outstanding: 2003 - 7,052; 2002 - 7,062	164,986	165,183
Common stock: $0.01 par value; 2003 - 35,000 shares authorized; shares issued and outstanding: 2003 – 17,795; 2002 – 18,055	178	181
Capital in excess of par value	250,998	253,050
Cumulative net income	260,893	250,629
Other	(4,194)	(6,112)
Cumulative distributions	(327,520)	(315,518)

Total Stockholders’ Equity	345,341	347,413

Total Liabilities and Stockholders’ Equity	$589,259	$599,925

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Rental income	$10,081	$10,536	$19,982	$21,057
Interest income from mortgage loans and notes receivable	2,489	2,525	4,996	5,118
Interest income from REMIC Certificates	2,551	3,219	5,337	6,486
Interest and other income	783	766	1,615	1,511

Total revenues	15,904	17,046	31,930	34,172

Expenses:
Interest expense	5,001	5,310	10,193	10,736
Depreciation and amortization	3,255	3,663	6,457	7,207
Impairment charge	—	4,882	1,260	4,882
Legal expenses	408	74	776	136
Operating and other expenses	1,237	1,392	3,070	2,968

Total expenses	9,901	15,321	21,756	25,929

Income before minority interest	6,003	1,725	10,174	8,243
Minority interest	(326)	(335)	(647)	(656)

Income from continuing operations	5,677	1,390	9,527	7,587
Discontinued operations:
Income (loss) from discontinued operations	24	(220)	58	(164)
Gain on sale of assets, net	679	13,192	679	13,120

Net income from discontinued operations	703	12,972	737	12,956

Net income	6,380	14,362	10,264	20,543
Preferred stock dividends	(3,756)	(3,761)	(7,517)	(7,519)

Net income available to common stockholders	$2,624	$10,601	$2,747	$13,024

Net Income (Loss) per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$0.11	$(0.13)	$0.11	$0.00

Diluted	$0.11	$(0.13)	$0.11	$0.00

Net Income per Common Share from Discontinued Operations:
Basic	$0.04	$0.71	$0.04	$0.71

Diluted	$0.04	$0.71	$0.04	$0.71

Net Income per Common Share Available to Common Stockholders:
Basic	$0.15	$0.58	$0.15	$0.71

Diluted	$0.15	$0.58	$0.15	$0.71

Comprehensive income
Net income available to common stockholders	$2,624	$10,601	$2,747	$13,024
Unrealized gain (loss) on available for-sale securities	(451)	—	(451)	28
Reclassification adjustment	—	—	1,303	—

Net income available to common stockholders	$2,173	$10,601	$3,599	$13,052

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$10,264	$20,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,507	7,384
Impairment charge	1,260	4,882
Other non-cash charges	2,221	2,278
Gain on sale of real estate investments, net	(679)	(13,120)
(Decrease) increase in accrued interest	(5)	162
Net change in other assets and liabilities	(2,316)	(1,743)

Net cash provided by operating activities	17,252	20,386

INVESTING ACTIVITIES:
Investment in real estate mortgages	(1,707)	—
Investment in marketable debt securities	(1,744)	—
Investment in real estate properties and capital improvements, net	(1,665)	(1,091)
Proceeds from sale of real estate investments and other assets, net	2,815	9,520
Principal payments on mortgage loans receivable	709	5,356
Advances under line of credit to CLC Healthcare, Inc.	(1,450)	(792)
Payments from CLC Healthcare, Inc. on line of credit	946	656
Other	685	1,565

Net cash (used in) provided by investing activities	(1,411)	15,214

FINANCING ACTIVITIES:
Borrowings under the line of credit	4,500	—
Repayments of bank borrowings under line of credit	(3,364)	(8,000)
Repayment of senior mortgage participation	(428)	—
Principal payments on mortgage loans payable and capital lease obligations	(7,987)	(5,058)
Redemption of convertible subordinated debentures	—	(2,408)
Repurchase of common and preferred stock	(3,461)	—
Distributions paid	(12,004)	(12,027)
Other	2,135	272

Net cash used in financing activities	(20,609)	(27,221)

(Decrease) increase in cash and cash equivalents	(4,768)	8,379
Cash and cash equivalents, beginning of period	8,001	6,322

Cash and cash equivalents, end of period	$3,233	$14,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,807	$10,051
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	—	2,332
Increase in short term notes receivable related to the disposition of real estate assets	—	2,631
Assumption of mortgage loans payable for acquisitions of real estate assets	—	1,357

See accompanying notes.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in long term care facilities through mortgage loans, facility lease transactions and other investments.

In accordance with “plain English” guidelines provided by the Securities and Exchange Commission, whenever we refer to “our company” or to “us,” or use the terms “we” or “our,” we are referring to LTC Properties, Inc. and/or its subsidiaries.

We have prepared consolidated financial statements included herein without audit and in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Control over those partnerships is based on the provisions of the partnership agreements that provide us with a controlling financial interest in the partnerships. Under the terms of the partnership agreements, our company, as general partner, is responsible for the management of the partnerships’ assets, business and affairs. Our rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the express permission of the general partner. However, we can transfer our interest without consultation or permission of the limited partners.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation as required by Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we are not taxed on our income that is distributed to our stockholders.

2.          Real Estate Investments

Owned Properties. At June 30, 2003, we owned 58 skilled nursing facilities with a total of 6,723 beds, 88 assisted living facilities with 4,182 units and one school located in 23 states.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

During the three months ended June 30, 2003, we sold three skilled nursing facilities in Texas, one of which was formerly operated by Sun Healthcare Group, Inc. (“Sun”). We recognized a $679,000 gain on the sale and used the $2,595,000 of net proceeds to repay outstanding borrowings under our Senior Secured Revolving Line of Credit (“Secured Revolving Credit”). Also during the second quarter 2003, we acquired two skilled nursing facilities in New Mexico with a total of 98 beds from CLC Healthcare, Inc. (“CLC”). We paid cash of $1,215,000 for the two facilities which CLC used to repay the outstanding loan balance due to a REMIC pool we originated. We leased these facilities, along with two other facilities in New Mexico previously operated by Sun, to a third party operator under a master lease beginning July 1, 2003. This master lease provides for rents of $763,000 in the initial year with 2.0% increases annually for 15 years. We also leased to a third party operator four skilled nursing facilities in Georgia formerly operated by CLC for $720,000 in the initial year beginning July 1, 2003 with 3.0% increases annually for 15 years.

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

Set forth in the table below are the components of the net loss from discontinued operations for the three and six months ended June 30, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Rental income	$45	$194	$109	$541
Depreciation amortization	(20)	(8)	(50)	(177)
Operating and other expenses	(1)	(406)	(1)	(528)

Income (loss) from discontinued operations	$24	$(220)	$58	$(164)

Mortgage Loans. At June 30, 2003 we had 39 mortgage loans secured by first mortgages on 36 skilled nursing facilities with a total of 4,264 beds and eight assisted living facilities with a total of 369 units located in 20 states. At June 30, 2003, the mortgage loans had interest rates ranging from 9.4% to 12.9% and maturities ranging from 2003 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

REMIC Certificates. As of June 30, 2003, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $165,133,000 and 7.16%. As of June 30, 2003, the carrying value of the subordinated REMIC Certificates we held was $62,933,000. The effective yield on the subordinated REMIC Certificates we held, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 16.18% at June 30, 2003. During the second quarter of 2003, the 1993-1 REMIC was retired as the last loan in the pool was repaid.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity. As of June 30, 2003, available-for-sale certificates were recorded at their fair value of approximately $11,453,000. An unrealized holding loss on available-for-sale certificates of $451,000 was included in comprehensive income for the three months and six months ended June 30, 2003. An unrealized holding gain of $28,000 was recognized in the six months ended June 30, 2002. During the six months ended June 30, 2003, a $1,303,000 impairment charge was recorded related to certain interest-only REMIC Certificates we held. The impairment charge resulted from the changes in assumptions relating to the likelihood of occurrence of prepayments on mortgages underlying the REMIC Certificates. As such, the $1,303,000 impairment charge was reclassified from unrealized losses (related to fair market value adjustments on available-for-sale certificates) previously recorded in comprehensive income when we determined that the change in assumptions may result in declines in certificate values that would be other than temporary. See Note 3. Impairment Charge for further discussion.

At June 30, 2003 held-to-maturity certificates had a book value of $51,480,000 and a fair value of $37,128,000. As of June 30, 2003, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 35.01% and 11.94%, respectively.

3.          Impairment Charge

We periodically perform a comprehensive evaluation of our real estate investment portfolio. During 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and therefore calculate the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that we will dispose of the property. Prior to 2002, we calculated impairment losses using the same methodology as per SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The long-term care industry has experienced significant adverse changes, which have resulted in continued operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. As a result of the adverse changes in the long-term care industry, we have identified certain investments in skilled nursing properties that it determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments.

We did not record an impairment charge during the second quarter of 2003; however, during the six months ended June 30, 2003, we recorded an impairment charge of $1,260,000. Of this charge, $31,000 was to fully reserve a mortgage loan on one skilled nursing facility that was closed in 2002 and not reopened or sold. Additionally, we recorded $1,303,000 impairment related to certain interest-only REMIC Certificates net of a $74,000 adjustment of an impairment loss, recognized in the fourth quarter

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

of 2002, related to our investment in REMIC Certificates. $1,303,000 of the net impairment charge had been previously recognized in comprehensive income as a fair market value adjustment on available-for-sale REMIC Certificates as described in Note 2. Real Estate Investments. As more fully described in Note 2. Summary of Significant Accounting Policies of our 10-K for the year ending December 31, 2002, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates we held would bear the first risk of loss. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a net $1,229,000 impairment charge during the six months ended June 30, 2003 to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we held.

During the six months ended June 30, 2002, we recorded an impairment charge of $4,882,000. Of this charge, $600,000 related to a loan on a skilled nursing facility that had ceased operating and $1,000,000 related to a loan on a skilled nursing facility whose owner requested financing modifications which were subsequently not granted. An additional $1,000,000 related to a valuation adjustment on one skilled nursing facility resulting from entering into a new lease with a new operator taking over the facility from the bankrupt previous operator and $2,282,000 related to two defaulted loans in two separate REMIC pools we originated.

We believe we have recorded valuation adjustments on all assets for which there are other than temporary impairments. However, the long-term care industry has experienced significant adverse changes, which have resulted in, continued operating losses by certain of our operators and in some instances the filing by certain operators for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

4.          CLC Healthcare, Inc.

As of June 30, 2003, 19 skilled nursing facilities with 2,255 beds and a net book value of $40,043,000 or 6.8% of our total assets were operated by CLC Healthcare, Inc. (“CLC”). In 2002, we sold a wholly-owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. LTC-Fort Tucum, Inc. then acquired two skilled nursing facilities in New Mexico subject to a mortgage loan payable to a REMIC pool we originated. During the quarter ended June 30, 2003, we acquired these two facilities for $1,215,000 in cash and forgave the $500,000 note, which we had fully reserved. CLC used the $1,215,000 cash to repay the outstanding loan balance that was due to a REMIC pool we originated. We leased these facilities, along with two other facilities in New Mexico previously operated by Sun, to a third party operator under a master lease beginning July 1, 2003. This master lease provides for rents of $763,000 in the initial year with 2.0% increases annually for 15 years. We also leased to a third party operator four skilled nursing facilities in Georgia formerly operated by CLC for $720,000 in the initial year beginning July 1, 2003 with 3.0% increases annually for 15 years. During the three and six months ended June 30, 2003, we were due rental income of approximately $0 (due to a forbearance agreement effective March 1, 2003) and $667,000, respectively, from CLC as compared to $750,000 and $1,275,000 during the same periods in 2002. For the three and six months ended June 30, 2003 and 2002, we classified the rents due from CLC as non-accrual rents.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

CLC’s Form 10-K for the year ended December 31, 2002 and Form 10-Q for the quarter ended March 31, 2003 contain “going concern” disclosures. CLC has sustained operating losses and net losses every year since inception and in the first quarter of 2003, currently has no outside financing availability other than the line of credit with us, discussed below, and at March 31, 2003 had recorded an actuarially based accrual for general and professional liability of approximately $13,234,000.

The independent directors of CLC’s Board have agreed to permit us to solicit other lessees for properties CLC leases from us. We also agreed to give CLC a rent abatement effective March 1, 2003 on properties CLC leases from us. As discussed above, we entered into a lease with a third party operator for four skilled nursing facilities in Georgia previously operated by CLC and purchased the equipment, furniture and fixtures in these four facilities from CLC for $256,000 (CLC’s net book value).

We have consented to allow CLC to enter into an at-risk, month-to-month management agreement beginning August 1, 2003 with a third party operator for the remaining 19 facilities. It is possible that we will purchase from CLC, for CLC’s net book value, the equipment, furniture and fixtures in these 19 facilities should CLC forgo its leases with us in favor of a new operator.

Effective October 1, 2002, our company and CLC amended the secured line of credit we extended to CLC. The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions as to the use of funds drawn under the agreement. The line of credit continues to bear interest at 10%, mature on April 1, 2008 and contains a provision for acceleration should there be a change of control of CLC. The independent Board members of each company’s board approved this amendment. At June 30, 2003 and December 31, 2002, there was $5,245,000 and $4,741,000, respectively, outstanding under the line of credit. During the three and six months ended June 30, 2003, we advanced CLC $500,000 and $1,450,000, respectively, under the line of credit and CLC paid $946,000 for rent and interest which we applied to reduce the line of credit. During the three and six months ended June 30, 2003 and 2002, we did not record interest income under the line of credit.

Additionally, we hold a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, in the face amount of $7,000,000. The Note was received in December 2001 in exchange for our right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2002. The Note is for a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the original principal of $7,000,000 payable in cash annually. We did not accrue any interest income on the Note during the first six months of 2003 or 2002. The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC. During the quarter ended June 30, 2003, we purchased from Holdings $1,177,000 face value of ALC Senior Subordinated Debentures for $1,177,000 plus accrued interest and $567,000 face value of ALC Junior Subordinated Debentures for $567,000. At June 30, 2003 Holdings owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of the stock

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

on June 30, 2003 of $8,354,000. At June 30, 2003, the book value of the Note was $3,095,000, which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2001. Subsequent to June 30, 2003, we loaned Holdings an additional $2,000,000 and allowed Holdings to upstream the funds to CLC. Our company and Holdings are amending the Note to reflect this additional loan. The interest rate and payment terms will not be modified. CLC returned $1,200,000 to us, which was applied as a reduction in the line of credit with CLC.

Our Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Vice President, Taxes served as officers of CLC and have resigned as officers of CLC. Our Chairman, President and Chief Executive Officer, Chief Financial Officer and Chief Investment Officer remain as Board members of CLC. Additionally, we have an indemnification agreement covering these officers who also serve as Board members of CLC and one current CLC independent director.

5.          Debt Obligations

At June 30, 2003, $49,557,000 was outstanding under our Secured Revolving Credit and commitments were $68,300,000. During the six months ended June 30, 2003, pricing under the Secured Revolving Credit was LIBOR plus 2.25%. At June 30, 2003, the weighted average interest rate on the Secured Revolving Credit was 3.75%.

At maturity, January 2, 2002, we redeemed $2,408,000 of convertible subordinated debentures. During the six months ended June 30, 2003, we paid off $6,396,000 in mortgage notes payable to REMIC pools we originated.

6.          Senior Mortgage Participation Payable

On August 1, 2002, we completed a loan participation transaction whereby we issued a $30,000,000 senior participating interest in 22 of our first mortgage loans that had a total unpaid principal balance of $58,627,000 (the “Participation Loan Pool”) to a private bank. The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months. The $30,000,000 senior participation is secured by the entire Participation Loan Pool. We received net proceeds from the issuance of the senior participation of $29,750,000 that were used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation. In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation. The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 1 to 182 months. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the three and six months ended June 30, 2003, the senior participation received principal payments of $216,000 and $428,000, respectively. At June 30, 2003, $29,239,000 was outstanding under the senior mortgage participation.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

7.          Stockholders’ Equity

Other equity consists of the following (unaudited, amounts in thousands):

	June 30, 2003	December 31, 2002

Notes receivable from stockholders	$(6,324)	$(7,227)
Unamortized balance on deferred compensation	—	(163)
Accumulated comprehensive income	2,130	1,278

Total Other Equity	$(4,194)	$(6,112)

Effective June 23, 2003, our Board of Directors reclassified 5,000,000 authorized but unissued shares of common stock to authorized but unissued preferred stock. As a result, our authorized capital now consists of 15,000,000 shares of preferred stock and 35,000,000 shares of common stock.

During the quarter ended June 30, 2003, one note receivable from a stockholder with a balance of $452,000 was repaid.

During the six months ended June 30, 2003, we declared and paid cash dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3,641,000, $2,239,000 and $1,636,000, respectively. During the first and second quarters of 2003 we declared and paid cash dividends of $0.10 per share and $0.15 per share, respectively, on our common stock totaling $4,486,000. During the first and second quarters of 2002 we declared and paid cash dividends of $0.10 per share on our common stock totaling $3,686,000.

Subsequent to June 30, 2003 we declared a cash dividend of $0.15 per share on our common stock payable on September 30, 2003 to stockholders of record on September 19, 2003.

During the six months ended June 30, 2003, a total of 228,000 stock options were exercised at a total option value of approximately $1,232,000 and a total market value as of the dates of exercise of approximately $1,574,000. Additionally, 2,500 restricted shares previously issued were cancelled as a result of an employee’s resignation.

Subsequent to June 30, 2003, an additional 8,000 options were exercised for a total of approximately $40,000 and a market value of approximately $71,000.

For the six months ended June 30, 2003, we repurchased and retired 485,500 shares of our common stock for a total price of approximately $3,264,000, 5,000 shares of our Series A Preferred stock for a total purchase price of approximately $100,000 and 5,000 of our Series B Preferred stock for a total purchase of approximately $97,000.

The common shares were purchased under a Board authorization to purchase up to 5,000,000 common shares. A total of 2,350,900 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,649,100 common shares.

The preferred shares were purchased on the open market under a February 2003 Board authorization to purchase up to 100,000 shares each of our Series A and Series B Preferred Stock.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

On July 18, 2003, we announced a postponement of a previously announced proposed offering of 3,000,000 shares of Series E Preferred Stock. At this time, we are reviewing our options regarding a possible restructuring of a preferred offering. No assurances can be given that we will proceed with this or any alternative financing at this time.

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003. We did not grant any options during the three or six months ended June 30, 2003.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income available to common stockholders, as reported	$2,624	$10,601	$2,747	$13,024
Add: Stock-based compensation expense in the quarter	—	—	—	—
Deduct:Total stock-based compensation expense determined under fair value method for all awards	(26)	(17)	(60)	(61)

Pro forma net income available to common stockholders	$2,598	$10,584	$2,687	$12,963

Net income per common share available to common stockholders:
Basic – as reported	$0.15	$0.58	$0.15	$0.71

Basic – pro forma	$0.15	$0.58	$0.15	$0.71

Diluted – as reported	$0.15	$0.58	$0.15	$0.71

Diluted – pro forma	$0.15	$0.58	$0.15	$0.71

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Major Operators

We have two operators that lease properties directly from us that each represent between 10% and 20% of our total assets. The following table summarizes our major lessees’ assets, stockholders’ equity, annual revenue and net income (loss) from continuing operations as of or for the three months ended March 31, 2003 per the lessees’ public filings:

	Assisted Living Concepts, Inc.	Alterra Healthcare Corporation

	(unaudited, in thousands)
Current assets	$21,190	$102,984
Non-current assets	192,931	492,971
Current liabilities	23,574	347,314
Non-current liabilities	160,581	749,764

Gross revenue	41,144	107,350
Operating expenses	36,846	113,985
Income (loss) from continuing operations	537	(9,285)
Net Income (loss)	1,031	(12,195)

Cash (used in) provided by operations	(76)	2,820
Cash provided by investing activities	2,455	70,701
Cash used in financing activities	(2,808)	(67,732)

Assisted Living Concepts, Inc. (“ALC”) leases 37 assisted living properties with a total of 1,434 units we own representing approximately 12.5%, or $73,599,000, of our total assets at June 30, 2003.

Additionally, as of June 30, 2003 we own $7,979,000 face value of ALC’s new Senior Subordinated Debentures bearing interest at 10% per annum, payable semi-annually in arrears, and $3,839,000 face value of new Junior Subordinated Debentures bearing interest payable in additional new Junior Subordinated Debentures for three years at 8% and thereafter payable in cash at 12% per annum, payable semiannually in arrears. See Note 4. CLC Healthcare, Inc. for a discussion of a note we have with Holdings which is secured by 1,452,794 shares of ALC’s common stock owned by Holdings.

Alterra Healthcare Corporation (“Alterra”) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 12.3%, or $72,350,000, of our total assets at June 30, 2003. Alterra announced on January 22, 2003 that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the US Bankruptcy Code. On July 17, 2003, Alterra conducted an auction to obtain a new equity investor in the company. The auction process was completed, and on July 23, 2003, the Bankruptcy Court approved the winning bidder as the new investor in Alterra, subject to the Merger Agreement and confirmation of a Plan of Reorganization filed with the Bankruptcy Court. While there can be no certainty that our leases with Alterra will be assumed pursuant to Alterra’s Plan of Reorganization, we expect such leases will be assumed consistent with Alterra management’s representations to us. Such assumption would have no adverse impact on us. Alterra is current on all rents due to us through August 2003.

These two companies are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission. Our financial position and our ability to make distributions may be adversely affected by further financial difficulties experienced by ALC and Alterra or any of our other lessees and borrowers, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

9.          Earnings per Share

The following table sets forth the computation of basic and diluted net income per share
(unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$6,380	$14,362	$10,264	$20,543
Preferred stock dividends	(3,756)	(3,761)	(7,517)	(7,519)

Net income for basic net income per share	2,624	10,601	2,747	13,024
Effect of dilutive securities:
Stock options	—	—	—	—
Other dilutive securities	—	—	—	—

Net income for diluted net income per share	$2,624	$10,601	$2,747	$13,024

Shares for basic net income per share	17,775	18,393	17,870	18,393
Effect of dilutive securities:
Stock options	106	—	98	—
Other dilutive securities	—	—	—	—

Shares for diluted net income per share	17,881	18,393	17,968	18,393

Basic net income per share	$0.15	$0.58	$0.15	$0.71

Diluted net income per share	$0.15	$0.58	$0.15	$0.71

10.       New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 changes the method for determining whether entities included in this scope should be consolidated by its sponsor, transferors or investors. Among other things, FIN No. 46 introduces a new consolidation model that would require consolidation of an entity which is deemed to be a variable interest entity by the entity deemed to be the primary beneficiary, as these terms are defined under FIN No. 46. FIN No. 46 is effective for our reporting period commencing on July 1, 2003. We are currently evaluating the provisions of FIN No. 46 in order to determine the effect, if any, on our financial reporting, financial positions or the results of our operations and cash flows. At this time, we have not determined what effect, if any, the adoption of FIN No. 46 would have on us.

In April 2003, the FASB issued Statement of Financial Account Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. At June 30, 2003, we had no interest rate contracts or any other derivative financial instrument outstanding. Therefore, the adoption of SFAS No. 149 will have no material effect on our financial statements.

LTC PROPERTIES, INC.
NOTES TO CONSOLOIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. At June 30, 2003, we had no such financial instruments outstanding. Therefore, the adoption of SFAS No. 150 will have no material effect on our financial statements.

For further description of our accounting policies, see Note 2. Summary of Significant Accounting Policies in our Annual Report filed on Form 10-K for the year ended December 31, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Revenues for the three months ended June 30, 2003 decreased to $15.9 million from $17.0 million for the same period in 2002. Rental income for the three months ended June 30, 2003 decreased $0.5 million compared to the same period of 2002 primarily as a result of the elimination of rents from sold properties ($0.2 million) and the effect of classifying nine properties leased to Sun Healthcare Group, Inc. as non-accrual rents ($0.9 million), partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties ($0.5 million) and new leases and rental increases provided for in existing lease agreements ($0.1 million). Same store rental income, properties owned for the three months ended June 30, 2003 and the three months ended June 30, 2002, decreased $0.2 million due to the effect of classifying nine properties leased to Sun as non-accrual rents, partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties and new leases and normal rental rate increases, as set forth in the lease agreements. Interest income from mortgage loans and notes receivable was comparable to prior year. Interest income from REMIC Certificates for the three months ended June 30, 2003 decreased $0.7 million compared to the same period of 2002 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates. Interest and other income for the three months ended June 30, 2003 was comparable to prior year.

Interest expense decreased by $0.3 million to $5.0 million for the three months ended June 30, 2003 from $5.3 million during the same period in 2002, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on our Secured Revolving Credit partially offset by an increase in our overall weighted average interest rate resulting from the sale of the Senior Mortgage Participation as discussed in Note 6. Senior Mortgage Participation Payable. Depreciation and amortization expense for the second quarter of 2003 decreased $0.4 million from the second quarter of 2002 due to properties sold in 2002 and a lower basis of certain assets due to impairment charges taken in 2002. We recorded a $4.9 million impairment charge during the second quarter of 2002. See Note 3. Impairment Charge for further discussion. No impairment charge was taken in the second quarter of 2003. Legal expenses were $0.3 million higher in the second quarter of 2003 due to higher legal costs for general litigation defense. Operating and other expenses decreased $0.2 million due to lower property tax payments made on behalf of certain operators.

During the three months ended June 30, 2003, net income from discontinued operations was $0.7 million. During the second quarter of 2003, we sold three skilled nursing facilities in Texas, one of which was formerly operated by Sun. We recognized a $0.7 million gain on the sale and used the $2.6 million of net proceeds to repay outstanding borrowings under the Secured Revolving Credit. During the quarter ended June 30, 2002, we reported net income from discontinued operations of $13.0 million primarily as a result of a gain on sale of assets. This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.” During the three months ended June 30, 2002, we sold five skilled nursing homes in Alabama for $24.0 million resulting in a net gain of approximately $13.2 million.

Net income available to common stockholders decreased to $2.6 million for the three months ended June 30, 2003 from $10.6 million for the same period in 2002 primarily due to the gain on sale of assets in 2002 as discussed above.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues for the six months ended June 30, 2003 decreased to $31.9 million from $34.2 million for the same period in 2002. Rental income for the six months ended June 30, 2003 decreased $1.1 million compared to the same period of 2002 primarily as a result of the elimination of rents from sold properties ($0.7 million) and the effect of classifying nine properties leased to Sun Healthcare Group, Inc. as non-accrual rents ($1.6 million), partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties ($0.5 million) and new leases and rental increases provided for in existing lease agreements ($0.7 million). Same store rental income, properties owned for the six months ended June 30, 2003 and the six months ended June 30, 2002, decreased $0.3 million due to the effect of classifying nine properties leased to Sun as non-accrual rents, partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties and new leases and normal rental rate increases, as set forth in the lease agreements. Interest income from mortgage loans and notes receivable decreased $0.1 million primarily as a result of the early payoff of two mortgage loans. Interest income from REMIC Certificates for the six months ended June 30, 2003 decreased $1.1 million compared to the same period of 2002 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates. Interest and other income for the six months ended June 30, 2003 increased $0.1 million from the same period in 2002 due primarily to the receipt of interest on our investment in ALC bonds.

Interest expense decreased by $0.5 million to $10.2 million for the six months ended June 30, 2003 from $10.7 million during the same period in 2002, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on our Secured Revolving Credit partially offset by an increase in our overall weighted average interest rate resulting from the sale of the Senior Mortgage Participation as discussed in Note 6. Senior Mortgage Participation Payable. Depreciation and amortization expense for the six months ended June 30, 2003 decreased $0.8 million from the same period in 2002 due to properties sold in 2002 and a lower basis of certain assets due to impairment charges taken in 2002. We recorded a $1.3 million impairment charge during the six months ended June 30, 2003. See Note 3. Impairment Charge for further discussion. A $4.9 million impairment charge was recorded in the same period of the prior year. Legal expenses were $0.6 million higher in the six months ended June 30, 2003 due to higher legal costs for general litigation defense. Operating and other expenses increased $0.1 million due to a one-time severance payment in 2003 partially offset by lower property tax payments made on behalf of operators in 2003 as compared to 2002.

During the six months ended June 30, 2003, net income from discontinued operations was $0.7 million. During this period, we sold three skilled nursing facilities in Texas, one of which was formerly operated by Sun. We recognized a $0.7 million gain on the sale and used the $2.6 million of net proceeds to repay outstanding borrowings under the Secured Revolving Credit. During the six months ended June 30, 2002, we reported net income from discontinued operations of $13.0 million. This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.” During the six months ended June 30, 2002, we sold two skilled nursing facilities in Illinois and five skilled nursing facilities in Alabama resulting in a gain of $13.1 million.

Net income available to common stockholders decreased to $2.7 million for the six months ended June 30, 2003 from $13.0 million for the same period in 2002 primarily due to the gain on sale of assets in 2002 as discussed above.

Liquidity and Capital Resources

At June 30, 2003 our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $468.3 million invested primarily in owned long-term care facilities, mortgage loans of approximately $83.6 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $62.9 million with a weighted average effective yield of 16.2%. At June 30, 2003 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $165.1 million and 7.2%. Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 94 skilled nursing facilities, 96 assisted living facilities and one school in 30 states.

For the six months ended June 30, 2003, we had net cash provided by operating activities of $17.3 million. We invested $0.2 million for renovation of owned properties, purchased equipment, furniture and fixtures in four Georgia facilities from CLC for $0.3 million, and acquired two skilled nursing facilities in New Mexico with a total of 98 beds from CLC as discussed in Note 4. CLC Healthcare, Inc. We paid cash of $1.2 million for the two facilities which CLC used to repay the outstanding loan balance due to a REMIC pool we originated. We leased these facilities, along with two other facilities in New Mexico previously operated by Sun, to a third party operator under a master lease beginning July 1, 2003. This master lease provides for rents of $0.8 million in the initial year with 2.0% increases annually for 15 years. We also leased to a third party operator four skilled nursing facilities in Georgia formerly operated by CLC for $0.7 million in the initial year beginning July 1, 2003 with 3.0% increases annually for 15 years. We sold three skilled nursing facilities in Texas, one of which was formerly operated by Sun, and sold licensed beds from two closed skilled nursing facilities resulting in net cash proceeds of $2.8 million. We received $0.7 million in principal payments on mortgage loans receivable. We advanced CLC $1.5 million under the line of credit and CLC repaid $0.9 million.

In addition, we purchased $1.2 million face value ALC Senior Subordinated Debentures for face value plus accrued interest and $0.5 million face value ALC Junior Subordinated Debentures for face value. See Note 24. CLC Healthcare, Inc. for further discussion. We also invested $1.7 million in one real estate mortgage.

During the six months ended June 30, 2003, $0.4 million in principal was received by the non-recourse senior mortgage participation holder and we paid $8.0 million in principal payments on mortgage loans and capital lease obligations including $6.4 million of mortgage debt. The three mortgages repaid were held in a REMIC pool we originated.

During the six months ended June 30, 2003, we declared and paid cash dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $3.7 million, $2.2 million, and $1.6 million respectively. Additionally, we paid cash dividends on our common stock totaling $4.5 million. Subsequent to June 30, 2003 we declared a $0.15 dividend per share on our common stock payable on September 30, 2003.

During the six months ended June 30, 2003, we purchased and retired 485,500 shares of common stock for an aggregate purchase price of $3.3 million, an average of $6.72 per share. Additionally, we purchased and retired 10,000 shares of LTC Series A Preferred Stock and Series B Preferred Stock for an aggregate purchase price of $0.2 million, an average of $19.70 per share.

At June 30, 2003, $49.6 million was outstanding under our Secured Revolving Credit and commitments were $68.3 million. During the six months ended June 30, 2003, pricing under the line of credit was LIBOR plus 2.25%. At June 30, 2003, the weighted average interest rate on the line of credit was 3.75%.

On June 27, 2003, we announced a proposed public offering of 3,000,000 shares of Series E Cumulative Preferred Stock. The proceeds from such issue were to be used to first pay amounts outstanding under our Secured Revolving Credit and any balance would have been used to pre-pay mortgage debt. On July 18, 2003, we announced a postponement of this offering.

At this time, we are considering certain modifications to the originally proposed offering with the goal of completing an offering that would provide sufficient funds along with cash on hand to retire our Secured Revolving Credit. The line of credit does not mature until October 1, 2004; however, it is secured by substantially all of our unencumbered assets and if a financially feasible offering can be completed we hope to replace this line of credit with a more favorable bank facility.

There can be no assurance that we will be able to complete a financially feasible public financing at this time and there is no imminent need for us to raise funds at this time. Our next scheduled debt maturity, other than the line of credit, is January 2005.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing facilities and assisted living facilities we own or are pledged to us and the school we own. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but will continually evaluate the status of the operations of the skilled nursing facilities, assisted living facilities and the school. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. We generally made loans that have predetermined increases in interest rates and leases that have agreed upon annual increases. Inasmuch as we initially funded our investments with our Secured Revolving Credit, we are at risk of net interest margin deterioration if medium and long-term rates were to increase.

The REMIC Certificates we retained are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of impairment to any of the underlying mortgages. The returns on our investment in REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

We believe that our current cash flow from operations available for distribution or reinvestment and our current borrowing capacity are sufficient to provide for payment of our operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.

Critical Accounting Policies

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method. We have adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

We use the Black-Scholes model for calculating stock option expense. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results from operations could be affected. Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

As of June 30, 2003, there were 315,771 options outstanding subject to the disclosure requirements of SFAS No. 148. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in prior years, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%. At June 30, 2003, the weighted average fair value of the options outstanding was estimated to be $0.82, the weighted average exercise price of the options was $5.64 and the weighted average remaining contractual life was 2.1 years. See Note 7. Stockholder’s Equity for further discussion.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. At June 30, 2003, we had no interest rate contracts or any other derivative financial instrument outstanding.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 changes the method for determining whether entities included in this scope should be consolidated by its sponsor, transferors or investors. Among other things, FIN No. 46 introduces a new consolidation model that would require consolidation of an entity which is deemed to be a variable interest entity by the entity deemed to be the primary beneficiary, as these terms are defined under FIN No. 46. FIN No. 46 is effective for our reporting period commencing on July 1, 2003. We are currently evaluating the provisions of FIN No. 46 in order to determine the effect, if any, on our financial reporting, financial positions or the results of our operations and cash flows. At this time, we have not determined what effect, if any, the adoption of FIN No. 46 would have on us.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2002.

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “should” or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of our facilities as it affects the continuing ability of such operators to meet their obligations to us under the terms of our agreements with our borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations. Other important factors are identified in our annual report on Form 10-K for the year ended December 31, 2002, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2003.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable, our investments in REMIC Certificates and fixed rate debt. For variable rate debt, such as our Secured Revolving Credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows.

At June 30, 2003, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $85.0 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.3 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.5 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

Assuming the borrowings outstanding under our Secured Revolving Credit at June 30, 2003, a 1% increase in interest rates would increase annual interest expense on our Secured Revolving Credit by approximately $0.5 million. Conversely, a 1% decrease in interest rates would decrease annual interest expense on our revolving line of credit by $0.5 million.

The estimated impact of changes in interest rates discussed above are determined by considering the impact of the hypothetical interest rates on our borrowing costs, lending rates and current US Treasury rates from which our financial instruments may be priced. We do not believe that future market rate risks related to our financial instruments will be material to our financial position or results of operations. These analyses do not consider the effects of industry specific events, changes in the real estate markets, or other overall economic activities that could increase or decrease the fair value of our financial instruments. If such events or changes were to occur, we would consider taking actions to mitigate and/or reduce any negative exposure to such changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 4.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2003 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of June 30, 2003, our disclosure controls and procedures were adequate.

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

LTC PROPERTIES, INC.

OTHER INFORMATION

Item 1.	Legal Proceedings

We are party from time to time to various general and professional liability claims and lawsuits asserted against the lessees or borrowers of our properties, which in our opinion are not singularly or in the aggregate material to our results of operations or financial condition. These types of claims and lawsuits may include matters involving general or professional liability, which we believe under applicable legal principles are not our responsibility as a non-possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. As of June 30, 2003, we have been voluntarily dismissed as a defendant in those prior cases previously reported in our annual report on Form 10-K for the year ended December 31, 2002. See “Item 3. LEGAL PROCEEDINGS” and “Item 8. FINANCIAL STATEMENTS—Note 13. Contingencies” in our annual report on Form 10-K for the year ended December 31, 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

10.1	Amended and Restated Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc. dated July 29, 2003

10.2	Amended and Restated Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated July 29, 2003

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________

* Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

(b)        Reports on Form 8-K

On May 5, 2003 we filed a Current Report on Form 8-K dated May 5, 2003 reporting our press release announcing operating results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: August 13, 2003	By:	/s/ WENDY L. SIMPSON

Wendy L. Simpson Vice Chairman and Chief Financial Officer