Form 10-Q
period 2003-09-30
LTC PROPERTIES INC
filed 2003-11-13
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether Registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No [   ]

Shares of Registrant’s common stock, $.01 par value, outstanding at November 7, 2003 — 17,806,351

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2003

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2003 - $72,415; 2002 - $62,935	$367,480	$375,518
Land	25,893	25,712
Properties held for sale, net of accumulated depreciation and amortization: 2003 - $0; 2002 - $1,381	—	4,110
Mortgage loans receivable, net of allowance for doubtful accounts: 2003 - $1,280; 2002 - $1,280	82,398	82,675
REMIC Certificates	62,302	64,419

Real estate investments, net	538,073	552,434
Other Assets:
Cash and cash equivalents	11,476	8,001
Debt issue costs, net	3,374	5,309
Interest receivable	3,704	3,781
Prepaid expenses and other assets	4,294	2,069
Notes receivable (includes $5,095 due from CLC Healthcare, Inc. in 2003 and $3,095 in 2002)	15,217	15,622
Marketable debt securities	9,872	7,968
Line of credit due from CLC Healthcare, Inc.	4,047	4,741

	51,984	47,491

Total Assets	$590,057	$599,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$48,421
Mortgage loans and notes payable	127,617	136,971
Bonds payable and capital lease obligations	14,776	15,361
Senior mortgage participation payable	29,017	29,667
Accrued interest	1,068	1,293
Accrued expenses and other liabilities	5,602	6,419
Distributions payable	1,148	981

Total Liabilities	179,228	239,113
Minority interest	13,155	13,399
Stockholders’ equity:
Preferred stock $0.01 par value: 2003 - 15,000 shares authorized; shares issued and outstanding: 2003 - 9,252; 2002 - 7,062	217,484	165,183
Common stock: $0.01 par value; 2003 - 35,000 shares authorized; shares issued and outstanding: 2003 - 17,806; 2002 - 18,055	178	181
Capital in excess of par value	251,093	253,050
Cumulative net income	266,946	250,629
Other	(3,967)	(6,112)
Cumulative distributions	(334,060)	(315,518)

Total Stockholders’ Equity	397,674	347,413

Total Liabilities and Stockholders’ Equity	$590,057	$599,925

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Rental income	$10,197	$10,502	$30,179	$31,559
Interest income from mortgage loans and notes receivable	2,549	2,928	7,545	8,046
Interest income from REMIC Certificates	2,470	3,137	7,807	9,623
Interest and other income	975	951	2,590	2,462

Total revenues	16,191	17,518	48,121	51,690

Expenses:
Interest expense	4,738	5,417	14,931	16,153
Depreciation and amortization	3,190	3,457	9,605	10,620
Impairment charge	—	215	1,260	5,097
Legal expenses	238	103	1,014	239
Operating and other expenses	1,337	1,662	4,407	4,626

Total expenses	9,503	10,854	31,217	36,735

Income before minority interest	6,688	6,664	16,904	14,955
Minority interest	(321)	(322)	(968)	(978)

Income from continuing operations	6,367	6,342	15,936	13,977
Discontinued operations:
Income (loss) from discontinued operations	29	(607)	45	(819)
(Loss) gain on sale of assets, net	(343)	819	336	13,939

Net (loss) income from discontinued operations	(314)	212	381	13,120

Net income	6,053	6,554	16,317	27,097
Preferred stock dividends	(3,924)	(3,762)	(11,441)	(11,281)

Net income available to common stockholders	$2,129	$2,792	$4,876	$15,816

Net Income per Common Share from Continuing Operations
Net of Preferred Stock Dividends:
Basic	$0.14	$0.14	$0.25	$0.15

Diluted	$0.14	$0.14	$0.25	$0.15

Net (Loss) Income per Common Share from Discontinued
Operations:
Basic	($0.02)	$0.01	$0.02	$0.71

Diluted	($0.02)	$0.01	$0.02	$0.71

Net Income per Common Share Available to Common Stockholders:
Basic	$0.12	$0.15	$0.27	$0.86

Diluted	$0.12	$0.15	$0.27	$0.85

Comprehensive income
Net income available to common stockholders	$2,129	$2,792	$4,876	$15,816
Unrealized (loss) gain on available for-sale securities	—	—	(451)	28
Reclassification adjustment	—	276	1,303	276

Total comprehensive income	$2,129	$3,068	$5,728	$16,120

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$16,317	$27,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,713	10,938
Impairment charge	1,260	5,807
Other non-cash charges	3,564	3,253
Gain on sale of real estate investments, net	(336)	(13,939)
(Decrease) increase in accrued interest	(225)	247
Net change in other assets and liabilities	(3,593)	(1,221)

Net cash provided by operating activities	26,700	32,182

INVESTING ACTIVITIES:
Investment in real estate mortgages	(1,707)	—
Investment in marketable debt securities	(1,744)	(26)
Investment in real estate properties and capital improvements, net	(1,654)	(1,265)
Proceeds from sale of real estate investments and other assets, net	4,368	12,057
Principal payments on mortgage loans receivable	4,246	5,686
Advances under line of credit to CLC Healthcare, Inc.	(1,452)	(792)
Payments from CLC Healthcare, Inc. on line of credit	2,146	793
Other	(1,530)	1,372

Net cash provided by investing activities	2,673	17,825

FINANCING ACTIVITIES:
Borrowings under the line of credit	7,500	10,000
Repayments of bank borrowings under line of credit	(55,921)	(39,610)
Proceeds from issuance of Senior mortgage participation	—	30,000
Repayment of senior mortgage participation	(650)	(127)
Principal payments on mortgage loans payable and capital lease obligations	(9,939)	(13,896)
Redemption of convertible subordinated debentures	—	(2,408)
Net proceeds from preferred stock offering	52,497	—
Repurchase of common and preferred stock	(3,461)	—
Distributions paid	(18,375)	(17,628)
Other	2,451	308

Net cash used in financing activities	(25,898)	(33,361)

Increase in cash and cash equivalents	3,475	16,646
Cash and cash equivalents, beginning of period	8,001	6,322

Cash and cash equivalents, end of period	$11,476	$22,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,065	$15,012
Non-cash investing and financing transactions:
Conversion of mortgage loans into owned properties	—	$3,832
Increase in short term notes receivable related to the disposition of real estate assets	—	$2,631
Assumption of mortgage loans payable for acquisitions of real estate assets	—	$1,357

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2002 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Control over those partnerships is based on the provisions of the partnership agreements that provide us with a controlling financial interest in the partnerships. Under the terms of the partnership agreements, our company, as general partner, is responsible for the management of the partnerships’ assets, business and affairs. Our rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation and as required by Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we are not taxed on our income that is distributed to our stockholders.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

2. Real Estate Investments

Owned Properties. At September 30, 2003, we owned 57 skilled nursing facilities with a total of 6,623 beds, 88 assisted living facilities with 4,182 units and one school located in 23 states.

During the three months ended September 30, 2003 we sold one skilled nursing facility in Georgia for $1,800,000 resulting in a loss on sale of $322,000 and generated net proceeds of $1,773,000. During the third quarter of 2003 we leased to a third party operator, under a triple net master lease, two skilled nursing facilities in Washington formerly operated by Sun Healthcare Group, Inc. (“Sun”) for $457,000 in the initial year beginning October 1, 2003 with 2.0% increases annually for 10 years. Additionally, we leased three skilled nursing facilities in Arizona formerly operated by Sun to a third party operator, under a triple net master lease, for $975,000 in the initial year beginning September 1, 2003 with annual increases based on the consumer price index beginning in September 2008 and a lease term of 16 years.

During the nine months ended September 30, 2003, we sold three skilled nursing facilities in Texas, and one in Georgia. One of the facilities was formerly operated by Sun and one was formerly operated by CLC Healthcare Inc. (“CLC”). We recognized a $336,000 gain on these sales and used $2,595,000 of the $4,368,000 total net proceeds to repay outstanding borrowings under our Senior Secured Revolving Line of Credit (“Secured Revolving Credit”). Also during the nine months ended September 30, 2003, we acquired two skilled nursing facilities in New Mexico with a total of 98 beds from CLC. We paid cash of $1,215,000 for the two facilities which CLC used to repay the outstanding loan balance due to a REMIC pool we originated. We leased these facilities, along with two other facilities in New Mexico previously operated by Sun, to a third party operator under a triple net master lease beginning July 1, 2003. This master lease provides for rents of $763,000 in the initial year with 2.0% increases annually for 15 years. We also leased to a third party operator, under a triple net master lease beginning July 1, 2003, four skilled nursing facilities in Georgia, one of which was sold in the third quarter as discussed above. These facilities were formerly operated by CLC. The lease for the remaining three facilities is for $540,000 in the initial year with 3.0% increases annually for 15 years.

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

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

Set forth in the table below are the components of the net income (loss) from discontinued operations for the three and nine months ended September 30, 2003 and 2002 (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Rental income	$45	$214	$154	$755
Depreciation amortization	(16)	(97)	(108)	(318)
Impairment charge	—	(710)	—	(710)
Operating and other expenses	—	(14)	(1)	(546)

Income (loss) from discontinued operations	$29	$(607)	$45	$(819)

Mortgage Loans. At September 30, 2003 we had 38 mortgage loans secured by first mortgages on 35 skilled nursing facilities with a total of 4,190 beds and eight assisted living facilities with a total of 369 units located in 20 states. At September 30, 2003, the mortgage loans had interest rates ranging from 9.5% to 12.9% and maturities ranging from 2003 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. Subsequent to September 30, 2003, one mortgage loan with a principal balance of $10,558,000 and an interest rate of 12.9% was repaid in full. See Note 6. Senior Mortgage Participation Payable for further discussion.

REMIC Certificates. As of September 30, 2003, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $154,692,000 and 7.06%. As of September 30, 2003, the carrying value of the subordinated REMIC Certificates we held was $62,302,000. The effective yield on the subordinated REMIC Certificates we held, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses was 15.92% at September 30, 2003. During the second quarter of 2003, the 1993-1 REMIC was retired as the last loan in the pool was repaid.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity. As of September 30, 2003, available-for-sale certificates were recorded at their fair value of approximately $10,577,000. An unrealized holding loss on available-for-sale certificates of $451,000 was included in comprehensive income for the nine months ended September 30, 2003. An unrealized holding gain of $28,000 was recognized in the nine months ended September 30, 2002. During the nine months ended September 30, 2003, a $1,303,000 impairment charge was recorded related to certain interest-only REMIC Certificates we held. The impairment charge resulted from the changes in assumptions relating to the likelihood of occurrence of prepayments on mortgages underlying the REMIC Certificates. As such, the $1,303,000 impairment charge was reclassified from unrealized losses (related to fair market value adjustments on available-for-sale certificates) previously recorded in comprehensive income when we determined that the change in assumptions may result in declines in certificate values that would be other than temporary. See Note 3. Impairment Charge for further discussion.

At September 30, 2003, held-to-maturity certificates had a book value of $51,725,000 and an estimated fair value of $37,840,000. As of September 30, 2003, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

effect to potential risks associated with prepayments and unanticipated credit losses, was 35.04% and 11.94%, respectively.

3. Impairment Charge

We periodically perform a comprehensive evaluation of our real estate investment portfolio. During 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and therefore calculate the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that we will dispose of the property. Prior to 2002 we calculated impairment losses using the same methodology as per SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The long-term care industry has experienced significant adverse changes, which have resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. As a result of the adverse changes in the long-term care industry, we identified certain investments in skilled nursing properties that we determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments.

We did not record an impairment charge during the third quarter of 2003; however, during the nine months ended September 30, 2003, we recorded an impairment charge of $1,260,000. Of this charge, $31,000 was to fully reserve a mortgage loan on one skilled nursing facility that was closed in 2002 and not reopened or sold. Additionally, we recorded a $1,303,000 impairment related to certain interest-only REMIC Certificates net of a $74,000 adjustment of an impairment loss, recognized in the fourth quarter of 2002, related to our investment in REMIC Certificates. This $1,303,000 impairment charge had been previously recognized in comprehensive income as a fair market value adjustment on available-for-sale REMIC Certificates as described in Note 2. Real Estate Investments. As more fully described in Note 2. Summary of Significant Accounting Policies of our 10-K for the year ending December 31, 2002, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates we hold would bear the first risk of loss. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a net $1,229,000 impairment charge during the nine months ended September 30, 2003, to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we held.

During the three months ended September 30, 2002, we recorded an impairment charge of $925,000, $710,000 of which is included in loss from discontinued operations (as required by SFAS No. 144) and related to a valuation adjustment on one skilled nursing facility which resulted from a purchase offer from an unrelated third party and our decision to sell the facility for a discount to net book value. The remaining $215,000 related to a valuation adjustment of the subordinated REMIC Certificates we hold, resulting from a defaulted loan in a REMIC pool we originated.

During the nine months ended September 30, 2002, we recorded an impairment charge of $5,807,000. Of this charge, $600,000 related to a loan on a skilled nursing facility that had ceased operating and $1,000,000 related to a loan on a skilled nursing facility whose owner requested financing modifications which were subsequently not granted. An additional $1,000,000 related to a valuation adjustment on one skilled nursing facility resulting from entering into a new lease with a new operator taking over the

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

facility from the bankrupt previous operator and $2,497,000 related to two defaulted loans in two separate REMIC pools we originated. $710,000 of the total impairment charge is included in loss from discontinued operations (as required by SFAS No. 144) and related to a valuation adjustment on one skilled nursing facility which resulted from a purchase offer from an unrelated third party and our decision to sell the facility for a discount to net book value.

We believe we have recorded valuation adjustments on all assets for which there are other than temporary impairments. However, the long-term care industry has experienced significant adverse changes, which have resulted in operating losses by certain of our operators and in some instances the filing by certain operators for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

4. CLC Healthcare, Inc.

On October 6, 2003, CLC Healthcare, Inc. (“CLC”) announced that it had signed an Agreement and Plan of Merger (the “Agreement”) with Center Healthcare, Inc. (or “CHI”) and CHI’s wholly owned subsidiary, CHMS, Inc. The Agreement provides that in the merger holders of each outstanding share of CLC’s common stock will receive in cash $1.00 per share of common stock. After the merger CLC would be a wholly owned subsidiary of CHI. CLC held a special meeting of its shareholders on November 12, 2003, and the merger was approved by the required sixty-six and two thirds percent of CLC common shareholders. Shortly after the special meeting the merger will be completed and CLC will cease to be a publicly traded company. CHI is owned by the individual who was operating (under the management agreement discussed in the third paragraph below) 19 skilled nursing facilities owned by us and under lease to CLC. Subsequent to September 30, 2003, we entered into a 30 year, triple-net master lease with CHI which provides for rental payments of approximately $4,337,000 in the first year with a 3% escalation each year for the next 10 years, 2% each year for the following 10 years and 1% each year for the remaining 9 years. Additionally, subsequent to September 30, 2003 we advanced to the new operator of the 19 facilities $2,300,000 to be used solely for the purpose of making capital improvements to the 19 facilities over a 36 month period.

Our Chairman, President and Chief Executive Officer, Chief Financial Officer and Chief Investment Officer were Board members of CLC through the effective date of the merger at which time they will no longer be CLC Board members. Additionally, we have an indemnification agreement covering these officers who served as Board members of CLC and one current CLC independent director of CLC.

As of September 30, 2003, 19 skilled nursing facilities with 2,255 beds and a net book value of $39,727,000 or 6.7% of our total assets were under lease to CLC. In 2002, we sold a wholly-owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note bearing no interest for one year and thereafter interest at 8% annually for two years. LTC-Fort Tucum, Inc. then acquired two skilled nursing facilities in New Mexico subject to a mortgage loan payable to a REMIC pool we originated. During the nine months ended September 30, 2003, we acquired these two facilities for $1,215,000 in cash and forgave the $500,000 note, which we had fully reserved in a previous quarter. CLC used the $1,215,000 cash to repay the outstanding loan balance that was due to a REMIC pool we originated. We leased these facilities, along with two other facilities in New Mexico previously operated by Sun, to a third party operator under a triple net master lease beginning July 1, 2003. This master lease provides for rents of $763,000 in the initial year with 2.0% increases annually for 15 years. We also entered into a triple net master lease beginning July 1, 2003 with a third party operator for four skilled nursing facilities in Georgia, one of which was sold in the third quarter as discussed in Note 2. Real Estate Investments. These facilities were formerly operated by CLC. The lease for the remaining three facilities is for

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

$540,000 in the initial year, with 3.0% increases annually for 15 years. Additionally, in the third quarter of 2003, we sold one skilled nursing facility in Georgia formerly operated by CLC for $1,800,000 resulting in a loss on sale of $322,000 and net proceeds of $1,773,000. We purchased the equipment, furniture and fixtures in these four Georgia facilities from CLC for $256,000 (CLC’s net book value). During the three and nine months ended September 30, 2003, we were due rental income of approximately $0 (due to a forbearance agreement effective March 1, 2003) and $667,000, respectively, from CLC as compared to $825,000 and $2,100,000 during the same periods in 2002. For the three and nine months ended September 30, 2003 and 2002, we classified the rents due from CLC as non-accrual rents, however, the company managing the 19 facilities paid us rent of $361,000 in September 2003 which is reflected in rental income for the three and nine months ended September 30, 2003.

Beginning August 1, 2003, we consented to allow CLC to enter into an at-risk, month-to-month management agreement with a third party operator for the 19 facilities. Under this agreement we have received rental income of $361,000 per month in September and October 2003. During the quarter ended September 30, 2003, we paid CLC a $1,000,000 deposit on the purchase of the equipment, furniture and fixtures in these 19 facilities should CLC forgo its leases with us in favor of a new operator. Subsequent to September 30, 2003, we purchased from CLC all of the remaining equipment, furniture and fixtures located at CLC’s corporate office or in the 19 facilities for CLC’s net book value, $2,554,000. These assets are part of the assets leased to CHI as discussed in the first paragraph of this note.

Effective October 1, 2002, our company and CLC amended the secured line of credit we extended to CLC. The amendment reduced the line from $20,000,000 to $10,000,000 and added certain restrictions as to the use of funds drawn under the agreement. The line of credit continued to bear interest at 10%, mature on April 1, 2008 and contained a provision for acceleration should there be a change of control of CLC. The independent Board members of each company’s board approved this amendment. At September 30, 2003 and December 31, 2002, there was $4,047,000 and $4,741,000, respectively, outstanding under the line of credit. During the three and nine months ended September 30, 2003, we advanced CLC $2,000 and $1,452,000, respectively, under the line of credit and CLC paid $946,000 for rent and interest which we applied to reduce the line of credit and returned $1,200,000 that was borrowed under a separate note as explained below. During the three and nine months ended September 30, 2003 and 2002, we did not record interest income under the line of credit.

Effective October 19, 2003, we amended the secured line of credit with CLC waiving the change of control provisions in this line of credit and in the Promissory Note discussed below, to allow CLC to satisfy certain conditions of the Agreement and Plan of Merger dated October 6, 2003 (discussed above). The amendment also changed the nature of the loan from a secured revolving line of credit to a secured term loan and extended the maturity date to October 1, 2008. The initial principal amount of the note is $8,867,000 which represented the balance due on the secured line of credit including unpaid interest, and rents due and unpaid through April 30, 2003. Additionally, the amendment reduced the interest rate to 8.0% compounded monthly and accruing to the principal balance from October 1, 2003 through September 30, 2004, and 8.0% compounded monthly payable in cash quarterly in arrears beginning October 2004. At this time we do not currently anticipate increasing the balance of this receivable in our financial statements beyond the $4,047,000 balance of the secured line of credit as of September 30, 2003.

Additionally, we hold a Promissory Note (“Note”) issued by Healthcare Holdings, Inc. (“Holdings”), a wholly owned subsidiary of CLC, in the original face amount of $7,000,000 and increased to $9,000,000 during the quarter ended September 30, 2003. The Note was received in December 2001 in exchange for our right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (“ALC”) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2002. The Note is for

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

a term of five years and bears interest at 5.0% compounded annually and accruing to the principal balance plus interest at 2.0% on the principal payable in cash annually. We did not accrue any interest income on the Note during the first nine months of 2003 or 2002. The Note is a full recourse obligation of Holdings and is secured by all the assets owned now or in the future by Holdings and contains a provision for acceleration should there be a change of control of Holdings or CLC. We agreed to waive this provision to allow CLC to enter the Agreement and Plan of Merger discussed above. During the nine months ended September 30, 2003, we purchased from Holdings $1,177,000 face value of ALC Senior Subordinated Debentures for $1,177,000 plus accrued interest and $567,000 face value of ALC Junior Subordinated Debentures for $567,000. At September 30, 2003 Holdings owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of the stock on September 30, 2003 of $9,443,000 and a market value of $11,622,000 based upon a third party Security and Exchange Commissions Form 4 filing reporting a bulk purchase of 557,209 shares at $8 per share. At September 30, 2003, the book value of the Note was $5,095,000, which represented the fair market value of the 1,238,076 shares acquired by Holdings on December 31, 2001 plus a $2,000,000 increase in the Note during the third quarter of 2003 which we allowed Holdings to upstream to CLC. CLC returned $1,200,000 to us, which was applied as a reduction in the line of credit with CLC as discussed above.

5. Debt Obligations

During the quarter ended September 30, 2003, we issued 2,200,000 shares of 8.5% Series E Convertible Preferred Stock that generated net cash proceeds of approximately $52,497,000. The cash proceeds and cash on hand were used to fully repay amounts outstanding under our Secured Revolving Credit. Thus, at September 30, 2003, $0 was outstanding under our Secured Revolving Credit and commitments were $41,960,000. During the nine months ended September 30, 2003, pricing under the Secured Revolving Credit was LIBOR plus 2.25%. At September 30, 2003, the interest rate applicable to borrowings under the Secured Revolving Credit would have been 3.4%. We are currently negotiating a new unsecured bank credit facility, however no assurances can be given that a new facility will be obtained. Should we obtain a new credit facility and cancel the Secured Revolving Credit prior to its maturity on October 1, 2004, the unamortized capitalized debt issue costs related to the Secured Revolving Credit of approximately $2,612,000 at September 30, 2003, would be charged as additional interest expense in the period in which the credit facility is cancelled.

At maturity, January 2, 2002, we redeemed $2,408,000 of convertible subordinated debentures. During the nine months ended September 30, 2003, we paid off, prior to maturity, $7,726,000 in mortgage notes payable to REMIC pools we originated, with an 11.88% weighted average interest rate.

6. Senior Mortgage Participation Payable

On August 1, 2002, we completed a loan participation transaction whereby we issued a $30,000,000 senior participating interest in 22 of our first mortgage loans that had a total unpaid principal balance of $58,627,000 (the “Participation Loan Pool”) to a private bank. The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months. The senior participation balance is secured by the entire Participation Loan Pool. We received net proceeds from the issuance of the senior participation of $29,750,000 that were used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation. In addition, the senior participation receives

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation. The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 1 to 179 months. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the three and nine months ended September 30, 2003, the senior participation received principal payments of $222,000 and $650,000, respectively. At September 30, 2003, $29,017,000 was outstanding under the senior mortgage participation. Subsequent to September 30, 2003, one mortgage loan in the Participation Loan Pool with a principal balance of $10,558,000 and an interest rate of 12.9% was repaid in full and the entire amount reduced the senior mortgage participation balance.

7. Stockholders’ Equity

Other equity consists of the following:

	September 30, 2003	December 31, 2002

	(unaudited)
Notes receivable from stockholders	$(6,097)	$(7,227)
Unamortized balance on deferred compensation	—	(163)
Accumulated comprehensive income	2,130	1,278

Total Other Equity	$(3,967)	$(6,112)

Effective June 23, 2003, our Board of Directors reclassified 5,000,000 authorized but unissued shares of common stock to authorized but unissued preferred stock. As a result, our authorized capital now consists of 15,000,000 shares of preferred stock and 35,000,000 shares of common stock. In September 2003, we issued 2,200,000 shares of Series E Cumulative Redeemable Preferred Stock generating net cash proceeds of approximately $52,497,000. The cash proceeds and cash on hand were used to fully repay amounts outstanding under our Secured Revolving Credit. The Series E Preferred Stock has a dividend rate of 8.5% and a liquidation value of $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. The Series E Preferred Stock is convertible at any time into 4,400,000 shares of our common stock at a conversion price of $12.50 per share of common stock subject to adjustment under certain circumstances. The liquidation preference of the Series E Preferred Stock is pari passu with our other series of preferred stock. The Series E Preferred Stock has no voting rights, no stated maturity, nor is it subject to any sinking fund or mandatory redemption.

During the nine months ended September 30, 2003, we declared and paid cash dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5,461,000, $3,358,000 and $2,455,000, respectively. In September we declared a cash dividend totaling $169,000 which represented 13 days of accrued dividends on our new Series E Preferred Stock. During the first, second and third quarters of 2003 we declared and paid cash dividends of $0.10 per share, $0.15 per share, and $0.15 per share, respectively, on our common stock totaling $7,101,000. During the same three quarters of 2002 we declared and paid cash dividends of $0.10 per share on our common stock totaling $5,529,000.

Subsequent to September 30, 2003, we declared a cash dividend of $0.25 per share on our common stock payable on December 31, 2003, to stockholders of record on December 19, 2003.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

During the nine months ended September 30, 2003, a total of 239,000 stock options were exercised at a total option value of approximately $1,294,000 and a total market value as of the dates of exercise of approximately $1,685,000. Additionally, 2,500 restricted shares previously issued were cancelled as a result of an employee’s resignation.

For the nine months ended September 30, 2003, we repurchased and retired 485,500 shares of our common stock for a total price of approximately $3,264,000, 5,000 shares of our Series A Preferred stock for a total purchase price of approximately $100,000 and 5,000 of our Series B Preferred stock for a total purchase of approximately $97,000.

The common shares were purchased under a Board authorization to purchase up to 5,000,000 common shares. A total of 2,350,900 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,649,100 common shares.

The preferred shares were purchased on the open market under a February 2003 Board authorization to purchase up to 100,000 shares each of our Series A and Series B Preferred Stock. Our Series A and Series B Preferred Stock are both redeemable by us at our option upon not less than 30 nor more than 60 days’ written notice. We can redeem either/or, or both Series A and Series B Preferred shares in whole or in part, at any time or from time to time, for $25.00 per share, plus all accrued and unpaid dividends thereon to the date fixed for redemption. At this time, we have not issued a notice of redemption for any portion of either the Series A or Series B Preferred shares.

During the nine months ended September 30, 2003, one note receivable from a stockholder with a balance of $452,000 was repaid. Subsequent to September 30, 2003, we received an unscheduled principal paydown of $175,000 on one note receivable from a stockholder.

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003. We did not grant any options during the three or nine months ended September 30, 2003.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income available to common stockholders, as reported	$2,129	$2,792	$4,876	$15,816
Add: Stock-based compensation expense in the period	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	12	5	72	66

Pro forma net income available to common stockholders	$2,117	$2,787	$4,804	$15,750

Net income per common share available to common stockholders:
Basic — as reported	$0.12	$0.15	$0.27	$0.86

Basic — pro forma	$0.12	$0.15	$0.27	$0.86

Diluted — as reported	$0.12	$0.15	$0.27	$0.85

Diluted — pro forma	$0.12	$0.15	$0.27	$0.85

8. Major Operators

There are two companies that lease properties directly from us that each represent between 10% and 20% of our total assets. The following table summarizes our major lessees’ assets, stockholders’ equity, annual revenue and net income (loss) from continuing operations as of or for the six months ended June 30, 2003 per the lessees’ public filings:

	Assisted Living	Alterra Healthcare
	Concepts, Inc.	Corporation

	(unaudited, in thousands)
Current assets	$24,326	$113,117
Non-current assets	192,288	458,413
Current liabilities	24,897	343,179
Non-current liabilities	160,456	747,092
Shareholders’ equity (deficit)	31,261	(518,741)
Gross revenue	83,076	206,914
Operating expenses	74,146	212,887
Income (loss) from continuing operations	1,300	(20,958)
Net Income (loss)	1,794	(29,813)
Cash provided by operations	4,356	6,153
Cash provided by investing activities	2,024	79,765
Cash used in financing activities	(3,289)	(80,893)

Assisted Living Concepts, Inc. (“ALC”) leases 37 assisted living properties with a total of 1,434 units we own representing approximately 12.4%, or $73,042,000, of our total assets at September 30, 2003.

Additionally, as of September 30, 2003, we own $7,979,000 face value ($6,883,000 net book value) of ALC’s Senior Subordinated Debentures bearing interest at 10% per annum, payable semi-annually in arrears, and $3,992,000 face value ($2,962,000 net book value) of Junior Subordinated Debentures bearing

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

interest payable in additional new Junior Subordinated Debentures for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears. Subsequent to September 30, 2003, we purchased from a third party $206,000 face value of ALC Senior Subordinated Debentures for $186,000 plus accrued interest and $103,000 face value of ALC Junior Subordinated Debentures for $83,000. See Note 4. CLC Healthcare, Inc. for a discussion of a note we have with Holdings which is secured by 1,452,794 shares of ALC’s common stock owned by Holdings.

Alterra Healthcare Corporation (“Alterra”) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 12.2%, or $71,815,000, of our total assets at September 30, 2003. Alterra announced on January 22, 2003, that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. On July 17, 2003, Alterra conducted an auction to obtain a new equity investor in the company. The auction process was completed, and on July 23, 2003, the Bankruptcy Court approved the winning bidder as the new investor in Alterra, subject to the Merger Agreement and confirmation of a Plan of Reorganization filed with the Bankruptcy Court. As of September 30, 2003, we had paid $703,000 in real estate taxes on behalf of Alterra for taxes covering periods prior to Alterra’s bankruptcy filing. Alterra will pay us this entire amount upon Alterra’s assumption of our leases and emergence from bankruptcy. While there can be no certainty that our leases with Alterra will be assumed pursuant to Alterra’s Plan of Reorganization, we expect such leases will be assumed consistent with Alterra management’s representations to us. Such assumption would have no adverse impact on us. Alterra is current on all rents due to us through November 2003.

These two companies are publicly traded companies, and as such are subject to the filing requirements of the Securities and Exchange Commission. Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by ALC and Alterra or any of our other lessees and borrowers, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (unaudited, in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	6,053	6,554	16,317	27,097
Preferred stock dividends	(3,924)	(3,762)	(11,441)	(11,281)

Net income for basic net income per share	$2,129	$2,792	$4,876	$15,816
Effect of dilutive securities:
Other dilutive securities	—	—	—	—

Net income for diluted net income per share	$2,129	$2,792	$4,876	$15,816

Shares for basic net income per share	17,803	18,393	17,847	18,393
Effect of dilutive securities:
Stock options	138	148	119	151
Other dilutive securities	—	—	—	—

Shares for diluted net income per share	17,941	18,541	17,966	18,544

Basic net income per share	$0.12	$0.15	$0.27	$0.86

Diluted net income per share	$0.12	$0.15	$0.27	$0.85

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(Unaudited)

10. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 changes the method for determining whether entities included in this scope should be consolidated by its sponsor, transferors or investors. Among other things, FIN No. 46 introduces a new consolidation model that would require consolidation of an entity which is deemed to be a variable interest entity by the entity deemed to be the primary beneficiary, as these terms are defined under FIN No. 46. At the October 8, 2003 FASB meeting, the Board agreed to a broad-based deferral of the effective date of FIN No. 46 until December 31, 2003. At this time, we have determined that adoption of FIN No. 46 would have no effect on our financial statements.

In April 2003, the FASB issued Statement of Financial Account Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. At September 30, 2003, we had no interest rate contracts or any other derivative financial instrument outstanding. Therefore, the adoption of SFAS No. 149 will have no effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. At its October 29, 2003 meeting, the FASB voted to generally defer the application of SFAS No. 150 to non-controlling minority interests in finite-life entities. In addition, FASB clarified that any non-controlling minority interest that may be redeemed with equity of any entity (including equity of an entity other than the subsidiary) does not meet the definition of a mandatory redeemable financial instrument. Since our minority interests may be settled in cash or stock, at our option, the adoption of SFAS No. 150 will have no effect on our financial statements.

For further description of our accounting policies, see Note 2. Summary of Significant Accounting Policies in our Annual Report filed on Form 10-K for the year ended December 31, 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues for the three months ended September 30, 2003 decreased to $16.2 million from $17.5 million for the same period in 2002. Rental income for the three months ended September 30, 2003 decreased $0.3 million compared to the same period of 2002 primarily as a result of the effect of classifying nine properties leased to Sun Healthcare Group, Inc. as non-accrual rents ($1.0 million) and the elimination of rents from sold properties not subject to SFAS No. 144 reclassification ($0.1 million), partially offset by the receipt of rent from properties formerly operated by CLC ($0.4 million) see Note 4. CLC Healthcare, Inc. and new leases and rental increases provided for in existing lease agreements ($0.4 million). Same store rental income, properties owned for the three months ended September 30, 2003 and the three months ended September 30, 2002, decreased $1.0 million due to the effect of classifying the nine properties leased to Sun as non-accrual rents. Interest income from mortgage loans and notes receivable decreased $0.4 million from prior year due to the receipt of past due interest on CLC’s line of credit in September 2002. Interest income from REMIC Certificates for the three months ended September 30, 2003 decreased $0.7 million compared to the same period of 2002 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates. Interest and other income for the three months ended September 30, 2003 was comparable to prior year.

Interest expense decreased by $0.7 million to $4.7 million for the three months ended September 30, 2003 from $5.4 million during the same period in 2002, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on our Secured Revolving Credit partially offset by an increase in our overall weighted average interest rate resulting from the sale of the Senior Mortgage Participation as discussed in Note 6. Senior Mortgage Participation Payable. Depreciation and amortization expense for the third quarter of 2003 decreased $0.3 million from the third quarter of 2002 due to a lower basis of certain assets due to impairment charges taken in 2002 and properties sold that were not subject to SFAS No. 144 reclassification. We recorded a $0.2 million impairment charge during the third quarter of 2002. See Note 3. Impairment Charge for further discussion. No impairment charge was taken in the third quarter of 2003. Legal expenses were $0.1 million higher in the third quarter of 2003 due to higher legal costs for general litigation defense. Operating and other expenses decreased $0.3 million due to lower property tax payments made on behalf of certain operators and for closed and unsold properties.

During the three months ended September 30, 2003, net loss from discontinued operations was $0.3 million. During the third quarter of 2003, we sold one skilled nursing facility in Georgia, which was formerly operated by CLC. We recognized a $0.3 million loss on the sale. During the quarter ended September 30, 2002, we reported net income from discontinued operations of $0.2 million primarily as a result of a gain on sale of assets. This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.” During the three months ended September 30, 2002, we sold two skilled nursing facilities in Texas and one skilled nursing facility in Arizona for a combined gain of $0.8 million.

Net income available to common stockholders decreased to $2.1 million for the three months ended September 30, 2003 from $2.8 million for the same period in 2002 primarily due to the gain on sale of assets in 2002 as discussed above.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenues for the nine months ended September 30, 2003 decreased to $48.1 million from $51.7 million for the same period in 2002. Rental income for the nine months ended September 30, 2003 decreased $1.4 million compared to the same period of 2002 primarily as a result of the elimination of rents from sold properties not subject to SFAS No. 144 reclassification ($0.9 million) and the effect of classifying nine properties leased to Sun as non-accrual rents ($2.5 million), partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties ($0.5 million), the receipt of rent from properties formerly operated by CLC ($0.4 million) See Note 4. CLC Healthcare, Inc and new leases and rental increases provided for in existing lease agreements ($1.1 million). Same store rental income, properties owned for the nine months ended September 30, 2003 and the nine months ended September 30, 2002, decreased $1.4 million due to the effect of classifying nine properties leased to Sun as non-accrual rents, partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties and new leases and normal rental rate increases, as set forth in the lease agreements. Interest income from mortgage loans and notes receivable decreased $0.5 million primarily as a result of the early payoff of four mortgage loans and the receipt of past due interest on CLC’s line of credit in September 2002. Interest income from REMIC Certificates for the nine months ended September 30, 2003 decreased $1.8 million compared to the same period of 2002 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates. Interest and other income for the nine months ended September 30, 2003 increased $0.1 million from the same period in 2002 due primarily to the receipt of interest on our investment in ALC bonds.

Interest expense decreased by $1.2 million to $14.9 million for the nine months ended September 30, 2003 from $16.1 million during the same period in 2002, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on our Secured Revolving Credit partially offset by an increase in our overall weighted average interest rate resulting from the sale of the Senior Mortgage Participation as discussed in Note 6. Senior Mortgage Participation Payable. Depreciation and amortization expense for the nine months ended September 30, 2003, decreased $1.0 million from the same period in 2002 due to properties sold in 2002 not subject to SFAS No. 144 reclassification and a lower basis of certain assets due to impairment charges taken in 2002. We recorded a $1.3 million impairment charge during the nine months ended September 30, 2003. See Note 3. Impairment Charge for further discussion. A $5.1 million impairment charge was recorded in the same period of the prior year. Legal expenses were $0.8 million higher in the nine months ended September 30, 2003 due to higher legal costs for general litigation defense. Operating and other expenses decreased $0.2 million due to lower property tax payments made on behalf of operators in 2003 as compared to 2002 partially offset by a severance payment in 2003.

During the nine months ended September 30, 2003, net income from discontinued operations was $0.4 million. During this period, we sold three skilled nursing facilities in Texas, one of which was formerly operated by Sun and one skilled nursing facility in Georgia formerly operated by CLC. We recognized a $0.3 million gain on these sales and used $2.6 million of the total $4.4 million net proceeds to repay outstanding borrowings under the Secured Revolving Credit. During the nine months ended September 30, 2002, we reported net income from discontinued operations of $13.1 million. This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.” During the nine months ended September 30, 2002, we sold two skilled nursing facilities in Illinois, five skilled nursing facilities in Alabama, two skilled nursing facilities in Texas and one skilled nursing facility in Arizona resulting in a net gain of $13.9 million.

Net income available to common stockholders decreased to $4.9 million for the nine months ended September 30, 2003 from $15.8 million for the same period in 2002 primarily due to the gain on sale of assets in 2002 as discussed above.

Liquidity and Capital Resources

At September 30, 2003 our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $465.8 million invested primarily in owned long-term care facilities, mortgage loans of approximately $82.4 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $62.3 million with a weighted average effective yield of 15.9%. At September 30, 2003 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $154.7 million and 7.1%. Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 92 skilled nursing facilities, 96 assisted living facilities and one school in 30 states.

For the nine months ended September 30, 2003, we had net cash provided by operating activities of $26.7 million. We invested $0.2 million for renovation of owned properties, purchased from CLC equipment, furniture and fixtures in four Georgia facilities for $0.3 million, and acquired two skilled nursing facilities in New Mexico with a total of 98 beds from CLC as discussed in Note 4. CLC Healthcare, Inc. We paid cash of $1.2 million for the two facilities which CLC used to repay the outstanding loan balance due to a REMIC pool we originated. We leased these facilities, along with two other facilities in New Mexico previously operated by Sun, to a third party operator under a triple net master lease beginning July 1, 2003. This master lease provides for rents of $0.8 million in the initial year with 2.0% increases annually for 15 years. We also leased to a third party operator, under a triple net master lease beginning July 1, 2003, four skilled nursing facilities in Georgia, one of which was sold in the third quarter as discussed above. The facilities were formerly operated by CLC. The lease for the remaining three facilities is for $0.5 million in the initial year with 3.0% increases annually for 15 years. We sold three skilled nursing facilities in Texas and one in Georgia and we sold licensed beds from two closed skilled nursing facilities resulting in combined net cash proceeds of $4.4 million. We received $4.2 million in principal payments on mortgage loans receivable. We advanced CLC $1.5 million under the line of credit and CLC repaid $2.1 million.

In addition, we purchased $1.2 million face value ALC Senior Subordinated Debentures for face value plus accrued interest and $0.5 million face value ALC Junior Subordinated Debentures for face value. See Note 4. CLC Healthcare, Inc. for further discussion. We also invested $1.7 million in one real estate mortgage.

During the nine months ended September 30, 2003, we borrowed $7.5 million and repaid $55.9 million under our Secured Revolving Credit. In September 2003, we issued 2.2 million shares of 8.5% Series E Convertible Preferred Stock (see Note 7. Stockholders Equity) which generated net cash proceeds of approximately $52.5 million. The cash proceeds and cash on hand were used to fully repay amounts outstanding under our Secured Revolving Credit. Thus, at September 30, 2003, $0 million was outstanding under our Secured Revolving Credit and commitments were $42.0 million. During the nine months ended September 30, 2003, pricing under the line of credit was LIBOR plus 2.25%. At September 30, 2003, the interest rate applicable to borrowings under the Secured Revolving Credit would have been 3.4%. We are currently negotiating a new unsecured bank credit facility, however no assurances can be given that a new facility will be obtained. Should we obtain a new credit facility and cancel the Secured Revolving Credit prior to its maturity on October 1, 2004, the unamortized capitalized debt issue costs related to the Secured Revolving Credit of approximately $2.6 million at September 30, 2003, would be charged as additional interest expense in the period in which the credit facility is cancelled.

During the nine months ended September 30, 2003, $0.7 million in principal was received by the non-recourse senior mortgage participation holder and we paid $9.9 million in principal payments on mortgage loans and capital lease obligations including $7.7 million of mortgage debt repaid prior to maturity. The four mortgages repaid were held in REMIC pools we originated.

During the nine months ended September 30, 2003, we declared and paid cash dividends on our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock totaling $5.5 million, $3.4 million, and $2.4 million respectively. During the nine months ended September 30, 2003, we declared a cash dividend totaling $0.2 million which represented 13 days of accrued dividends on our new Series E Preferred Stock. Additionally, we paid cash dividends on our common stock totaling $7.1 million. Subsequent to September 30, 2003 we declared a $0.25 dividend per share on our common stock payable on December 31, 2003.

During the nine months ended September 30, 2003, we purchased and retired 485,500 shares of common stock for an aggregate purchase price of $3.3 million, an average of $6.72 per share. Additionally, we purchased and retired

10,000 shares of LTC Series A Preferred Stock and Series B Preferred Stock for an aggregate purchase price of $0.2 million, an average of $19.70 per share.

On October 6, 2003, CLC Healthcare, Inc. (“CLC”) announced that it had signed an Agreement and Plan of Merger (the “Agreement”) with Center Healthcare, Inc. (“CHI”) and CHI’s wholly owned subsidiary, CHMS, Inc. The Agreement provides that in the merger holders of each outstanding share of CLC’s common stock will receive in cash $1.00 per share of common stock. After the merger CLC would be a wholly owned subsidiary of CHI. CLC held a special meeting of its shareholders on November 12, 2003, and the merger was approved by the required sixty-six and two thirds percent of CLC common shareholders. Shortly after the special meeting the merger will be completed and CLC will cease to be a publicly traded company. CHI is owned by the individual who was operating the 19 facilities for CLC under the management agreement discussed in the second paragraph below. Subsequent to September 30, 2003 we entered into a 30 year, triple-net master lease with CHI which provides for rental payments of approximately $4.3 million in the first year with a 3% escalation each year for the next 10 years, 2% each year for the following 10 years and 1% each year for the remaining 9 years. Additionally, subsequent to September 30, 2003 we advanced to the new operator of the 19 facilities $2.3 million to be used solely for the purpose of making capital improvements, over a period of 36 months, to the 19 facilities.

Beginning August 1, 2003, we consented to allow CLC to enter into an at-risk, month-to-month management agreement with a third party operator for 19 skilled nursing facilities owned by us and under lease to CLC. Under this agreement we have received rental income of $0.4 million per month in September and October 2003. During the quarter ended September 30, 2003 we paid CLC a $1.0 million deposit on the purchase of the equipment, furniture and fixtures in these 19 facilities should CLC forgo its leases with us in favor of a new operator. Subsequent to September 30, 2003 we purchased from CLC all of its remaining equipment, furniture and fixtures located at CLC’s corporate office or in the 19 facilities for CLC’s net book value, $2.6 million. These assets are part of the assets leased to CHI as discussed above.

Effective October 1, 2002, our company and CLC amended the secured line of credit we extended to CLC. The amendment reduced the line from $20.0 million to $10.0 million and added certain restrictions as to the use of funds drawn under the agreement. The line of credit continued to bear interest at 10%, mature on April 1, 2008 and contained a provision for acceleration should there be a change of control of CLC. The independent Board members of each company’s board approved this amendment. At September 30, 2003 and December 31, 2002, there was $4.0 million and $4.7 million, respectively, outstanding under the line of credit. During the three and nine months ended September 30, 2003, we advanced CLC $0 and $1.5 million, respectively, under the line of credit and CLC paid $0.9 million for rent and interest which we applied to reduce the line of credit and returned $1.2 million that was borrowed under a separate note as explained below. During the three and nine months ended September 30, 2003 and 2002, we did not record interest income under the line of credit.

Effective October 19, 2003, we amended the secured line of credit with CLC waiving the change of control provisions in this line of credit and in the Promissory Note discussed below, to allow CLC to satisfy certain conditions of the Agreement and Plan of Merger dated October 6, 2003 (discussed above). The amendment also changed the nature of the loan from a secured revolving line of credit to a secured term loan and extended the maturity date to October 1, 2008. The initial principal amount of the note is approximately $8.9 million which represented the balance due on the secured line of credit including unpaid interest, and rents due and unpaid through April 30, 2003. Additionally, the amendment reduced the interest rate to 8.0% compounded monthly and accruing to the principal balance from October 1, 2003 through September 30, 2004 and 8.0% compounded monthly payable in cash quarterly in arrears beginning October 2004. At this time, we do not currently anticipate increasing the balance of this receivable in our financial statements beyond the $4.0 million balance of the secured line of credit as of September 30, 2003.

Subsequent to September 30, 2003, we received a $0.5 million security deposit related to the retirement of one of the REMIC pools we originated.

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

Our investments, principally our investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. We generally made loans that have predetermined increases in interest rates and leases that have agreed upon annual increases. Inasmuch as we initially funded some of our investments with variable interest rate debt, we are at risk of net interest margin deterioration if medium and long-term rates were to increase.

The REMIC Certificates we hold are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of impairment to any of the underlying mortgages. The returns on our investment in REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

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

Critical Accounting Policies

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method. We have adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

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

As of September 30, 2003, there were 295,271 options outstanding subject to the disclosure requirements of SFAS No. 148. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in prior years, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%. At September 30, 2003, the weighted average fair value of the options outstanding was estimated to be $0.84, the weighted average exercise price of the options was $5.62 and the weighted average remaining contractual life was 1.9 years. See Note 7. Stockholder’s Equity for further discussion.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. At September 30, 2003, we had no interest rate contracts or any other derivative financial instrument outstanding.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”). FIN No. 46 changes the method for determining whether entities included in this scope should be consolidated by its sponsor, transferors or investors. Among other things, FIN No. 46 introduces a new consolidation model that would require consolidation of an entity which is deemed to be a variable interest entity by the entity deemed to be the primary beneficiary, as these terms are defined under FIN No. 46. At the October 8, 2003 FASB meeting, the Board agreed to a broad-based deferral of the effective date of FIN No. 46 until December 31, 2003. At this time, we have determined that the adoption of FIN No. 46 would have no effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. At its October 29, 2003 meeting, the FASB voted to generally defer the application of SFAS No. 150 to non-controlling minority interest in finite-life entities. In addition, FASB clarified that any non-controlling minority interest that may e redeemed with equity of any entity (including equity of an entity other than the subsidiary) does not meet the definition of a mandatory redeemable financial instrument. Since our minority interest may be settled in cash or stock, at our option, the adoption of SFAS No. 150 will have no effect on our financial statements.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2003.

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

At September 30, 2003, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $79.3 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.2 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.4 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

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

Item 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2003 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of September 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

LTC PROPERTIES, INC.

OTHER INFORMATION

Item 1. Legal Proceedings

We are party from time to time to various general and professional liability claims and lawsuits asserted against the lessees or borrowers of our properties, which in our opinion are not singularly or in the aggregate material to our results of operations or financial condition. These types of claims and lawsuits may include matters involving general or professional liability, which we believe under applicable legal principles are not our responsibility as a non-possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. As of September 30, 2003, we have been voluntarily dismissed as a defendant in those prior cases previously reported in our annual report on Form 10-K for the year ended December 31, 2002. See “Item 3. LEGAL PROCEEDINGS” and “Item 8. FINANCIAL STATEMENTS-Note 13. Contingencies” in our annual report on Form 10-K for the year ended December 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 28, 2003 (Annual Meeting). At the Annual Meeting Andre C. Dimitriadis, Edmund C. King, Wendy L. Simpson, Timothy J. Triche, M.D. and Sam Yellen were re-elected as directors to serve for a one-year term until the 2004 Annual Meeting of Stockholders.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Against	Abstentions

Election of Andre C. Dimitriadis	15,271,165		509,227
Election of Edmund C. King	15,393,806		386,586
Election of Wendy L. Simpson	15,533,936		246,455
Election of Timothy J. Triche, M.D.	15,554,158		226,234
Election of Sam Yellen	15,540,995		239,397

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

10.1	Second Amendment to Second Amended and Restated Promissory Note dated September 30, 2003
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

(b)	Reports on Form 8-K

On July 31, 2003 we filed a Current Report on Form 8-K dated July 30, 2003 reporting our press release announcing operating results for the six months ended June 30, 2003.

On September 17, 2003 we filed a Current Report on Form 8-K dated September 15, 2003 reporting the Underwriting Agreement dated September 15, 2003, by and between the Company and Stifel, Nicolaus & Company, Incorporated, as Representative of the several Underwriters, as defined therein, relating to the offering of 2,000,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock (Liquidation Preference $25 Per Share), par value $.01 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant

Dated: November 13, 2003	By:	/s/ WENDY L. SIMPSON

Wendy L. Simpson Vice Chairman and Chief Financial Officer