Form 10-K
period 2003-12-31
LTC PROPERTIES INC
filed 2004-03-12
CIK 887905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-11314

LTC PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

MARYLAND	71-0720518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22917 Pacific Coast Highway, Suite 350

Malibu, California 90265
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(310) 455-6010

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of Stock	on which registered

Common stock, $.01 Par Value	New York Stock Exchange
9.50% Series A Cumulative Preferred Stock, $.01 Par Value	New York Stock Exchange
9.00% Series B Cumulative Preferred Stock, $.01 Par Value	New York Stock Exchange
8.50% Series E Cumulative Convertible Preferred Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

     Indicate by check mark whether the Company is an accelerated filer.     Yes ☑          No ☐

     The aggregate market value of voting and non-voting stock held by non-affiliates of the Company was approximately $150,679,375 as of June 30, 2003 (the last business day of the Company’s most recently completed second fiscal quarter).

18,005,643

(Number of shares of common stock outstanding as of March 5, 2004)

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in our filings and reports.

Item 1.	BUSINESS

General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was organized on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in long-term care properties and other health care related properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment.

In accordance with “plain English” guidelines provided by the Securities and Exchange Commission, whenever we refer to “our company” or to “us”, or use the terms “we” or “our”, we are referring to LTC Properties, Inc. and/or our subsidiaries.

We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

Owned Properties. As of December 31, 2003, our investment in owned properties consisted of 53 skilled nursing properties with a total of 6,047 beds, 88 assisted living properties with a total of 4,182 units and one school in 23 states, representing a gross investment of approximately $456.0 million. See Item 8. FINANCIAL STATEMENTS — Note 6. Real Estate Investments for further description.

The following operators accounted for more than 10% of our 2003 revenue:

Lessee	Percent of Revenues

Alterra Healthcare Corporation	21.7%
Assisted Living Concepts, Inc.	21.2%
Sunwest Management, Inc.	15.3%

Mortgage Loans. As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. See “Investment and Other Policies” in this section for further discussion. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. See Item 8. FINANCIAL STATEMENTS — Note 6. Real Estate Investments for further description.

See Item 8. FINANCIAL STATEMENTS — Note 11. Debt Obligations for a description of our Senior Mortgage Participation Payable, which is secured by certain of our mortgage loans receivable.

REMIC Certificates. We have completed securitizations by transferring mortgage loans to newly created Real Estate Mortgage Investment Conduits (or REMIC) that, in turn, issued mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC Certificates were then sold to third parties and a portion of the REMIC Certificates were retained by us. The REMIC Certificates we retained are subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retained are interest only certificates which have no principal amount and entitle us to receive cash flows designated as interest. Since inception we have completed four REMIC pools. The first was in 1993 and was fully retired in 2003 without a realized loss within the pool. The last REMIC we completed was in 1998. We may again employ this type of financing in the future should we determine the financing environment was appropriate for this type of transaction. At December 31, 2003, we had investments in REMIC Certificates with a carrying value of $61.7 million and a fair market value of $48.2 million. See Item 8. FINANCIAL STATEMENTS — Note 6. Real Estate Investments for further description of our investments in REMIC Certificates.

We maintain a long-term investment interest in mortgages we originate either through the direct retention of the mortgages or through the retention of REMIC Certificates originated in our securitizations. We are a REIT and, as such, make our investments with the intent to hold them for long-term purposes. However, we may securitize a portion of our mortgage loan portfolio when a securitization provides us with the best available form of capital to fund additional long-term investments. In addition, we believe that the REMIC Certificates we retain from our securitizations provide our stockholders with a more diverse real estate investment while maintaining the returns that provide value to our stockholders.

Investment and Other Policies

Objectives and Policies. Our investment policy is to invest primarily in income-producing long-term care properties. Also see “Government Regulation” below. Primarily, as a result of obligations we had under our Secured Revolving Credit, we have made few investments in the last five years. In the fourth quarter of 2003 we retired the Secured Revolving Credit and signed a $45.0 million Unsecured Credit Agreement. Subsequent to December 31, 2003 we purchased for $3.4 million a 120 bed skilled nursing property in Texas. We have entered into a 20 year triple net lease with an operator which begins March 3, 2004, and for an annual lease amount of $0.4 million in the first year and increasing 2% every year thereafter. At this time, we anticipate completing some additional level of new investments in 2004; however, given the highly competitive environment for health care real estate acquisitions and mortgages, we can give no assurances that we will complete a significant level of new investments in 2004.

Historically our investments have consisted of:

•	mortgage loans secured by long-term care properties;

•	fee ownership of long-term care properties which are leased to providers; or

•	participation in such investments indirectly through investments in real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider factors such as:

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

For investments in long-term care properties we favor low cost per bed opportunities, whether in fee simple properties or in mortgages. In addition, with respect to skilled nursing properties, we attempt to invest in properties that do not have to rely on a high percentage of private-pay patients. We seek to invest in properties that are located in suburban and rural areas of states. Prior to every investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional sub-acute services. In addition, we review the environmental reports, state survey and financial statements of the property before the investment is made. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties. We believe that assisted living facilities are an important sector in the long-term care market and our investments include direct ownership of assisted living properties.

For assisted living investments we have attempted to diversify our portfolio both geographically and across product levels. Thus, we believe that although the majority of our investments are in affordably priced units, our portfolio also includes a significant number of upscale units in appropriate markets with certain operators. As skilled nursing facilities reimbursement cuts have created cost and pricing pressures in that industry, we have tended to emphasize fee simple investments in the assisted living sector where we believe facilities tend to be both newer and less dependent, if at all, on any government reimbursement.

Our new Unsecured Credit Agreement signed in December 2003, includes no formal restrictions in our investment in any single type of property. At December 31, 2003, we had committed to provide Alterra Healthcare Corporation (or Alterra) $2.5 million over three years to invest in leasehold improvements to properties leased from us and an additional $2.5 million over three years to expand properties leased from us. Both of these investments would be made at a 10% annual return to us.

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

Prohibited Investments and Activities. Our policies, which are subject to change by our Board of Directors without stockholder approval, impose certain prohibitions and restrictions on our investment practices or activities including prohibitions against:

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

Competition

In the health care industry, we compete for real property investments with health care providers, other health care related REITs, real estate partnerships, banks, insurance companies and other investors. Many of our competitors are significantly larger and have greater financial resources and lower cost of capital than we have available to us. Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital.

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

Government Regulation

The health care industry is heavily regulated by the government. Our borrowers and lessees who operate health care facilities are subject to heavy regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could result in sanctions or remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure. Such action could affect its ability to operate its facility or facilities and could adversely affect such borrower’s or lessee’s ability to make debt or lease payments to us.

The properties owned by us and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of health care facilities are, in some states, subjected to state and regulatory approval through “certificate of need” laws and regulations.

The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees are generally derived from payments for patient care. Sources of such payments for skilled nursing facilities include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

A significant portion of the revenue of our skilled nursing facility borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. According to a report issued by Kaiser Family Foundation in January 2003, 19 states have reduced, or are considering reducing, nursing facility payment rates. Moreover, health care facilities have experienced increasing pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our skilled nursing facility borrowers and lessees and to a much lesser extent our assisted living facilities borrowers and lessees and thereby adversely affect those borrowers’ and lessees’ abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

On August 4, 2003, Centers for Medicare & Medicaid Services, commonly known as CMS, published a final rule announcing that it will implement a 3.0% market basket increase in skilled nursing facility prospective payment system rates for fiscal year 2004, which began October 1, 2003. In addition, the rule will adjust fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the skilled nursing facility prospective payment system on July 1, 1998.

The federal physician self-referral law, commonly known as Stark II (or Stark Law), prohibits certain types of practitioners (including a medical doctor, doctor of osteopathy, optometrist, dentist or podiatrist) from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in the Medicare and Medicaid programs.

Legislative Developments

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, health care provider cost-containment initiatives by public and private payors, health care coverage for uninsured, increased scrutiny of medical errors, limits on damages claimed in physician malpractice lawsuits, and a “Patient Bill of Rights” to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our business.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owner or secured lender knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner or secured lender in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenues.

Although the mortgage loans that we provide and leases covering our properties require the borrower and the lessee to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such borrower or lessee would be able to fulfill its indemnification obligations.

Insurance

It is our current policy and we intend to continue this policy that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long term care facilities. Additionally, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

Employees

We currently employ 16 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

Taxation of Our Company

General. We believe that we have been organized and have operated in such a manner as to qualify for taxation as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 1992. We intend to continue to operate in such a manner, but no assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or to remain qualified. This summary is qualified in its entirety by the applicable Internal Revenue Code provisions, rules and regulations, and administrative and judicial interpretations.

If we continue to qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes as long as we distribute all of our taxable income as dividends. This treatment substantially eliminates the “double taxation” (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will continue to be subject to federal income tax as follows:

First, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains.

Second, under certain circumstances, we may be subject to the alternative minimum tax, if our dividend distributions are less than our alternative minimum taxable income.

Third, if we have (i) net income from the sale or other disposition of foreclosure property which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we may elect to be subject to tax at the highest corporate rate on such income, if necessary to maintain our REIT status.

Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax.

Fifth, if we fail to satisfy the 75% gross income test or the 95% gross income test, but nonetheless maintain our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test multiplied by (b) a fraction intended to reflect our profitability.

Sixth, if we fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed.

Seventh, if we acquire an asset which meets the definition of a built-in gain asset from a corporation which is or has been a C corporation (i.e., generally a corporation subject to full corporate-level tax) in certain transactions in which the basis of the built-in gain asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and if we subsequently recognize gain on the disposition of such asset during the ten-year period, called the recognition period, beginning on the date on which we acquired the asset, then, to the extent of the built-in gain (i.e., the excess of (a) the fair market value of such asset over (b) our adjusted basis in such asset, both determined as of the beginning of the recognition period), such gain will be subject to tax at the highest regular corporate tax rate, pursuant to IRS regulations.

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

Asset Tests. We, at the close of each quarter of our taxable year, must also satisfy four tests relating to the nature of our assets.

•	First, at least 75% of the value of our total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) public debt offering of our company), cash, cash items and government securities.

•	Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class.

•	Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of any one issuer’s outstanding voting securities.

•	Fourth, the Tax Relief Extension Act of 1999 (or 99 Act), provides that, subject to certain exceptions, for taxable years commencing after December 31, 2000, we may not own more than 10% of the total value of the securities of any issuer. See the 99 Act description beginning on page 9.

•	Fifth, the 99 Act also provides that not more than 20% of our value may be represented by securities of one or more taxable REIT subsidiaries.

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

We also own interests in a number of subsidiaries which are intended to be treated as qualified real estate investment trust subsidiaries. The Internal Revenue Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of ours.

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

(1)	Investment limitations and taxable REIT subsidiaries. The 99 Act modifies the REIT asset test by adding a requirement that except for (I) “Safe Harbor Debt” and (II) the ownership of stock in “taxable REIT subsidiaries”, a REIT cannot own more than 10% of the total value of the securities of any issuer (or 10% Rule). The 10% Rule becomes effective for taxable years commencing after December 31, 2000. “Safe Harbor Debt” is non-contingent, non-convertible debt (or straight-debt) which satisfies one of the following three requirements: (a) the straight-debt is issued by an individual, or (b) all of the securities of the issuer owned by the REIT is straight debt or (c) the issuer is a partnership in which the REIT owns at least 20% of its profits.

(2)	For a corporation to qualify as a taxable REIT subsidiary the following requirements must be satisfied.

(1)	The REIT must own stock in the subsidiary corporation.

(2)	Both the REIT and the subsidiary corporation must join in an election that the subsidiary corporation be treated as a “taxable REIT subsidiary” of the REIT.

(3)	The subsidiary corporation cannot directly or indirectly operate or manage either a lodging or health care facility.

(4)	The subsidiary corporation generally cannot provide to any person rights to any brand name under which lodging or health care facilities are operated.

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

Interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in Section 163(j) of the Code and therefore the taxable REIT subsidiary cannot deduct interest in any year that it would exceed 50% of the subsidiary’s adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm’s length, an excise tax of 100% is imposed on the portion that is determined to be excessive. However, rent received by a REIT shall not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is redetermined for purposes of the excise tax.

The Act permits a REIT to own up to 100% of the stock of a “taxable REIT subsidiary.” However, the value of all of the securities of taxable REIT subsidiaries owned by the REIT cannot exceed 20% of the value of the REIT’s assets.

The 10% Rule generally will not apply to securities owned by a REIT on July 12, 1999 (or Transition Rule). However, the Transition Rule would cease to apply to securities of an issuer if, after July 12, 1999, the REIT acquires additional securities of such issuer or if such issuer engages in a substantial new line of business, or acquires any substantial assets, other than in a reorganization or in a transaction qualifying under Section 1031 or 1033 of the Code.

(3)	Ownership of health care facilities. The 99 Act permits a REIT to own and operate a health care facility for at least two years, and treat it as permitted “foreclosure” property, if the facility is acquired as the result of a default (or imminent default) of a lease or indebtedness.

(4)	REIT distribution requirements. The 99 Act reduces the requirement that a REIT must distribute at least 95% of its income as deductible dividends to 90% of its income.

(5)	Rents from personal property. A REIT may treat rent from personal property as rent from real property so long as the rent from personal property does not exceed 15% of the total rent from both real and personal property for the taxable year. The Act provides that this determination will be made by comparing the fair market value of the personal property to the fair market value of the real and personal property.

State and local taxation. We may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or reside. Our state and local tax treatment may not conform to the federal income tax consequences discussed above.

Investor Information

We make available to the public free of charge through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Our internet website address is www.ltcproperties.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Corporate Governance Guidelines

We have adopted Corporate Governance Policies. The Corporate Governance Policies are posted on our website (www.ltcproperties.com) and are available in print to any stockholder who requests a copy.

Committee Charters

The Board of Directors has an Audit Committee, Compensation Committee and Nominating/ Corporate Governance Committee. The Board of Directors has adopted written charters for each committee, and we have posted them on our website (www.ltcproperties.com) and they are available in print to any stockholder who requests a copy.

Cautionary Statements

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in our filings and reports.

Such risks and uncertainties include, among other things, the following risks including those described in more detail below:

•	the status of the economy;

•	the status of capital markets, including prevailing interest rates;

•	compliance with and changes to regulations and payment policies within the health care industry;

•	changes in financing terms;

•	competition within the health care and senior housing industries; and

•	changes in federal, state and local legislation.

Recently Enacted Tax Legislation Could have an Adverse Effect on the Market Price of our Equity Securities. On May 28, 2003, President Bush signed into law legislation that, for individual taxpayers, will generally reduce the tax rate on corporate dividends to a maximum of 15% for tax years 2003 to 2008. REIT dividends generally will not qualify for this reduced tax rate because a REIT’s income generally is not subject to corporate level tax. This new law could cause stock in non-REIT corporations to be a more attractive investment to individual investors than stock in REITs and could have an adverse effect on the market price or our equity securities.

A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock. During calendar 2002 we paid a quarterly dividend of $.10 per common share of stock. During calendar 2003, we paid a $.10 dividend in the first quarter, a $.15 dividend in the second and third quarter and a $.25 dividend in the fourth quarter on our common stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

At Times, We May Have Limited Access to Capital Which Will Slow Our Growth. A REIT is required to make dividend distributions and retains little capital for growth. As a result, a REIT is required to grow through the steady investment of new capital in real estate assets. Presently, we believe capital is readily available to us. However, there will be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital will be required to meet existing commitments and to reduce existing debt. We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations.

Income and Returns from Health Care Facilities Can be Volatile. The possibility that the health care properties in which we invest will not generate income sufficient to meet operating expenses, will generate income and capital appreciation, if any, at rates lower than those anticipated or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in health care related real estate. Income from properties and yields from investments in such properties may be affected by many factors, including changes in governmental regulation (such as zoning laws and government payment), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as earthquakes and floods) or similar factors.

We Depend on Lease Income and Mortgage Payments from Real Property. Since a substantial portion of our income is derived from mortgage payments and lease income from real property, our income would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the property to others on favorable terms.

We Rely on a Few Major Operators.

Assisted Living Concepts, Inc. (or ALC) leases 37 assisted living properties with a total of 1,434 units owned by us representing approximately 12.6%, or $72.5 million, of our total assets. In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws. The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. At the request of our Board of Directors, we agreed to reduce total rents under the 37 leases by $0.9 million a year, beginning January 1, 2002. Our Chairman, CEO and President, Mr. Andre C. Dimitriadis, became a Board member of ALC as of January 1, 2002.

ALC is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission.

Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.4%, or $71.3 million, of our total assets at December 31, 2003. Alterra announced on January 22, 2003 that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Alterra’s Plan of Reorganization was approved in November 2003 and Alterra emerged from bankruptcy in December 2003 as a non-publicly traded company. All of our leases with Alterra were assumed, without change, by the reorganized Alterra.

Our financial position and ability to make distributions may be adversely affected by further financial difficulties experienced by ALC and Alterra or any of our other lessees and borrowers, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

Our Borrowers and Lessees Face Competition in the Healthcare Industry. The long-term care industry is highly competitive and we expect that it may become more competitive in the future. Our borrowers and lessees are competing with numerous other companies providing similar long-term care services or alternatives such as home health agencies, hospices, life care at home, community-based service programs, retirement communities and convalescent centers. There can be no assurance that our borrowers and lessees will not encounter increased competition in the future which could limit their ability to attract residents or expand their businesses and therefore affect their ability to make their debt or lease payments to us.

The Healthcare Industry is Heavily Regulated by the Government. Our borrowers and lessees who operate health care facilities are subject to heavy regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such borrower’s or lessee’s ability to make debt or lease payments to us.

Our Borrowers and Lessees Rely on Government and Third Party Reimbursement. The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

A significant portion of the revenue of our borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients, and several states have reduced, or are considering reducing, nursing facility payment rates. Moreover, health care facilities have experienced increasing pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our borrowers and lessees and thereby adversely affect those borrowers’ and lessees’ abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

On August 4, 2003, Centers for Medicare & Medicaid Services, commonly known as CMS, published a final rule announcing that it will implement a 3.0% market basket increase in skilled nursing facility prospective payment system rates for fiscal year 2004, which began October 1, 2003. In addition, the rule will adjust fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the skilled nursing facility prospective payment system on July 1, 1998.

Congress and the States Have Enacted Healthcare Reform measures. The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs. While the Bush Administration has proposed expanded funding for Medicare prescription drug coverage, it has stated that it intends to offset the cost of this benefit in part from savings from overpayments to other Medicare providers. In addition, the Medicare Payment Advisory Commission, known as the MedPAC, an independent federal body established to advise Congress on issues affecting the Medicare program, recommended in a March 2003 report that Congress adopt additional reductions in skilled nursing facility reimbursement. While the MedPAC recommendations are not binding on Congress, they may affect congressional consideration of future Medicare reimbursement legislation. In June 2003, the U.S. House of Representatives and Senate adopted separate Medicare reform bills, neither of which would reduce Medicare skilled nursing facility rates. Nevertheless, no assurances can be given that legislation ultimately enacted by Congress, if any, would not reduce Medicare reimbursement to skilled nursing facilities or result in additional costs for operators of skilled nursing facilities.

The Balanced Budget Act enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. Skilled nursing facilities needed to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. Since the skilled nursing facility prospective payment system was enacted, several publicly held operators of long-term care facilities and at least two publicly held operators of assisted living facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws. While certain long-term care operators and both assisted living operators have emerged from bankruptcy, during their reorganizations and in some instances subsequent thereto, they reduced their operations by rejecting leases and/or defaulting on loans resulting in properties being returned to lessors or lenders. There can be no assurances given that the remainder of 2004 and future years will not include additional bankruptcies of skilled nursing and assisted living operators.

In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the federal and state levels and major reform proposals have been adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

Moreover, many states are facing significant budget shortfalls, and most states are taking steps to implement cost controls within their Medicaid programs. On May 28, 2003, President Bush signed into law legislation providing $20.0 billion in temporary assistance to the states, $10.0 billion of which is earmarked for state Medicaid programs. However, in light of forthcoming regulations and continuing state Medicaid program reform and budget cuts, no assurance can be given that the implementation of such regulations and reform will not have a material adverse effect on our financial condition or results of operations.

We Could Incur More Debt. We operate with a policy of incurring debt when, in the opinion of our directors, it is advisable. We may incur additional debt by issuing debt securities in a public offering or in a private transaction.

Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

A Failure to Reinvest Cash Available to Us Could Adversely Affect Our Future Revenues and Our Ability to Increase Dividends to Stockholders; There is Considerable Competition in Our Market for Attractive Investments. From time to time, we will have cash available from (1) proceeds of sales of shares of securities, (2) proceeds from new debt issuances, (3) principal payments on our mortgages and other investments, (4) sale of properties, and (5) funds from operations. We may reinvest this cash in health care investments in accordance with our investment policies, repay outstanding debt or invest in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. The competition for attractive investments negatively affects our ability to make timely investments on acceptable terms. Delays in acquiring properties or making loans will negatively impact revenues and perhaps our ability to increase distributions to our stockholders.

Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Stockholders. We intend to operate so as to qualify as a REIT under the Code. We believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Code beginning with our taxable year ended December 31, 1992. However, it is possible that we have been organized or have operated in a manner which would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating annually at least 90% (95% for taxable years ending prior to January 1, 2001) of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

Our Properties are Subject to Licensing, Certification and Accreditation. In addition to the requirements to be met by skilled nursing facilities for participation in the Medicare and Medicaid programs, skilled nursing facilities are subject to regulatory and licensing requirements of federal, state and local authorities. We have no direct control over our borrowers’ or tenants’ ability to meet the numerous state and federal regulatory requirements. If a borrower or tenant does not continue to meet all regulatory requirements, such borrower or tenant may lose its ability to provide or bill for health care services. If we cannot attract another health care provider on a timely basis or on acceptable terms, our revenues would be adversely impacted. In addition, our properties are special purpose properties that may not be easily adaptable to uses unrelated to health care. Transfers of operations of health care facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

Our Remedies May Be Limited When Mortgage Loans Default. To the extent we invest in mortgage loans, such mortgage loans may or may not be recourse obligations of the borrower and generally will not be insured or guaranteed by governmental agencies or otherwise. In the event of a default under such obligations, we may have to foreclose on the property underlying the mortgage or protect our interest by acquiring title to a property and thereafter make substantial improvements or repairs in order to maximize the property’s investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If a borrower seeks bankruptcy protection, the Bankruptcy Court may impose an automatic stay that would preclude us from enforcing foreclosure or other remedies against the borrower. Relatively high “loan to value” ratios and declines in the value of the property may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

Investments in Commercial Mortgage Backed Securities are Subject to Real Estate Risks Relating to the Underlying Properties. We retain subordinated portions of the REMIC Certificates issued in our securitizations. These REMIC Certificates are a form of mortgage backed securities and as such, we are subject to the same risks associated with investing directly in the underlying mortgage loans. This is especially true in our case due to the nature of the collateral properties securing the underlying mortgages in our securitizations. All of these properties are special purpose properties used for the delivery of long-term care services. Any risks associated with investing in these types of properties could impact the value of our investment in the REMIC Certificates we retain.

Investments in Commercial Mortgage-Backed Securities are Subject to Risks Associated with Prepayment of the Underlying Mortgages. As with many interest bearing mortgage-backed instruments, prepayments of the underlying mortgages may expose us to the risk that an equivalent rate of return is not available in the current market and that new investment of equivalent risk will have lower rates of return. Certain types of investments in commercial mortgage-backed securities may be interest only securities which expose the holder to the risk that the underlying mortgages may prepay at a faster rate than anticipated at acquisition. Faster than anticipated prepayments may cause the investment in interest only commercial mortgage-backed securities to have a lower than anticipated rate of return and could result in a loss of the initial investment under extreme prepayment scenarios.

Subordinated Securities may not be Repaid Upon Default. We invest in subordinated tranches of commercial mortgage backed securities (our retained REMIC Certificates). In general, subordinated tranches of commercial mortgage backed securities are entitled to receive repayment of principal only after all principal payments have been made on more senior tranches and also have subordinated rights as to receipt of interest distributions. In addition, an active secondary market for such subordinated securities is not as well developed as the market for other mortgage backed securities. Accordingly, such subordinated commercial mortgage backed securities may have limited marketability and there can be no assurance that a more efficient secondary market will develop.

We are Subject to Risks and Liabilities in Connection with Properties Owned Through Limited Liability Companies and Partnerships. We have ownership interests in limited liability companies and/or partnerships. We may make additional investments through these ventures in the future. Partnership or limited liability company investments may involve risks such as the following:

•	our partners or co-members might become bankrupt (in which event we and any other remaining general partners or members would generally remain liable for the liabilities of the partnership or limited liability company);

•	our partners or co-members might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals;

•	our partners or co-members may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT; and

•	agreements governing limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

We will, however, generally seek to maintain sufficient control of our partnerships and limited liability companies to permit us to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships or limited liability companies. The occurrence of one or more of the events described above could have a direct and adverse impact on us.

Item 2.     PROPERTIES

Investment Portfolio

At December 31, 2003, our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 83 skilled nursing properties with 9,728 beds, 96 assisted living properties with 4,551 units and one school in 30 states. We had approximately $456.0 million (before accumulated depreciation of $73.4 million) invested in properties we own and lease to lessees, approximately $72.7 million invested in mortgage loans (before allowance for doubtful accounts of $1.3 million), and investments in REMIC Certificates with a carrying value of approximately $61.7 million ($63.1 million at amortized cost, prior to any adjustment of available-for-sale certificates to fair market value).

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

Owned Properties. At December 31, 2003, we owned 53 skilled nursing properties with a total of 6,047 beds, 88 assisted living properties with a total of 4,182 units and one school in 23 states, representing a gross investment of approximately $456.0 million. The properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 30 years. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of our leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility. Many of the leases contain renewal options and one contains a limited period option that permits the operator to purchase the property.

The following table sets forth certain information regarding our owned properties as of December 31, 2003 (dollar amounts in thousands):

	No. of	No. of	No. of	No. of			Lease	Current
Location	SNFs	ALFs	Schools	Beds/Units(1)	Encumbrances		Term(2)	Investment

Alabama	3	1	—	458	$3,587		93	$16,228
Arizona	4	3	—	1,026	12,827		152	45,854
California	1	3	—	436	17,513		97	36,713
Colorado	1	6	—	325	6,625		189	20,383
Florida	3	6	—	776	2,243		197	31,597
Georgia	3	1	—	364	5,002		84	7,113
Idaho	—	4	—	148	—		63	9,756
Indiana	—	2	—	78	—		72	5,070
Iowa	7	1	—	645	8,933		321	16,380
Kansas	4	4	—	447	8,907		236	16,597
Nebraska	—	4	—	156	—		64	9,332
New Jersey	—	1	1	39	—		117	12,195
New Mexico	6	1	—	604	11,157		101	30,913
N. Carolina	—	5	—	210	—		204	13,096
Ohio	—	11	—	487	20,983		126	44,718
Oklahoma	—	6	—	221	4,476		204	12,315
Oregon	1	4	—	324	3,961		65	17,812
Pennsylvania	—	1	—	69	5,440		172	8,327
South Carolina	—	3	—	128	—		204	7,610
Tennessee	3	—	—	201	—		238	3,866
Texas	12	13	—	2,147	19,706		172	55,521
Virginia	3	—	—	443	—		358	9,467
Washington	2	8	—	497	6,640		114	25,138

TOTAL	53	88	1	10,229	$138,000	(3)		$456,001 (4)

1.	Number of beds/ units applies to skilled nursing properties and assisted living residences only.

2.	Weighted average remaining months in lease term.

3.	Consists of: i) $123,314 of non-recourse mortgages payable by us secured by 22 skilled nursing properties containing a total of 2,691 beds, 18 assisted living properties with 961 units, ii) $6,640 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units, iii) $4,085 of non-recourse capital lease obligations on four assisted living properties in Kansas with 134 units, and iv) $3,961 of multi-unit housing non-recourse tax-exempt revenue bonds on one assisted living property in Oregon with 112 units. As of December 31, 2003 our gross investment in properties encumbered by mortgage loans, bonds and capital leases was $171,429.

4.	Of the total, $165,785 relates to investments in skilled nursing properties, $280,946 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

Mortgage Loans. At December 31, 2003, we had 37 mortgage loans secured by first mortgages on 30 skilled nursing properties with a total of 3,681 beds and eight assisted living residences with 369 units located in 19 states. See Item 8.     FINANCIAL STATEMENTS — Note 6.     Real Estate Investments for further description.

The following table sets forth certain information regarding our mortgage loans as of December 31, 2003 (dollar amounts in thousands):

					Average			Current
	No. of	No. of	No. of	Interest	Months to	Face Amount of	Current Amount of	Annual Debt
Location	SNFs	ALFs	Beds/Units	Rate %	Maturity	Mortgage Loans	Mortgage Loans	Service(1)

Alabama	1	—	40	10.63	175	$500	$450	$61
Arizona	1	—	144	12.40	10	2,400	2,186	315
Arkansas	2	—	274	10.88-11.08	87	3,400	2,811	418
California	5	—	756	10.40-12.40	125	11,371	9,926	1,417
Colorado	3	—	263	11.00-12.00	27	7,042	6,685	892
Florida	2	1	384	10.52-12.55	73	9,990	8,064	1,269
Georgia	1	—	63	11.80	37	1,200	1,126	150
Illinois	1	—	120	10.21	51	1,950	1,829	217
Iowa	1	1	143	11.91-12.50	47	4,400	4,218	557
Missouri	1	—	90	9.51	173	1,500	1,312	167
Montana	—	1	34	12.15	118	2,346	2,284	292
Nebraska	—	4	163	10.73-11.91	58	10,911	10,521	1,314
Nevada	1	—	100	11.25	79	1,200	970	150
Ohio	1	—	150	10.89	27	5,200	4,761	610
Oklahoma	1	—	161	11.78	90	1,300	1,101	168
S. Dakota	—	1	34	11.91	63	2,346	2,290	287
Texas	5	—	780	10.90-12.32	107	7,995	7,097	1,036
Washington	3	—	236	11.90-12.38	58	3,500	3,185	454
Wisconsin	1	—	115	11.00	158	2,200	1,929	272

TOTAL	30	8	4,050			$80,751	$72,745 (2)	$10,046

1.	Includes principal and interest payments.

2.	Of the total current principal balance, $52,242 and $20,503 relate to investments in skilled nursing properties and assisted living properties, respectively. This balance is gross of allowance for doubtful accounts.

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

See Item 8.     FINANCIAL STATEMENTS — Note 11.     Debt Obligations for a description of our Senior Mortgage Participation Payable which is secured by certain of our mortgage loans receivable.

REMIC Certificates. At December 31, 2003, we had investments in REMIC Certificates with a carrying value of $61.7 million ($63.1 million at amortized cost prior to any adjustment of available-for-sale certificates to fair market value).

The REMIC Certificates we retain are subordinate in rank and right of payment to the REMIC Certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The REMIC Certificates are collateralized by three pools consisting of 69 first mortgage loans secured by 103 skilled nursing properties with a total of 11,823 beds in 19 states. Each mortgage loan, all of which we originated, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property. The $213.3 million current principal amount of mortgage loans represented by the REMIC Certificates have a weighted average interest rate of approximately 11.0%, and scheduled maturities ranging from 2004 to 2028.

The following table sets forth certain information regarding the mortgage loans securing the REMIC Certificates as of December 31, 2003 (dollar amounts in thousands):

			Original Principal	Current Principal
	Number of	Number of	Amount of Remaining	Amount of Remaining	Current Annual
Location	Properties	Beds	Mortgage Loans	Mortgage Loans (1)	Debt Service

Alabama	3	405	$8,100	$7,328	$1,028
Arizona	3	587	18,305	16,622	1,981
California	18	1,816	36,545	23,831	3,863
Colorado	1	177	2,000	1,852	247
Florida	7	945	32,310	27,846	3,658
Georgia	11	1,203	24,472	22,312	3,088
Iowa	7	508	10,938	10,685	1,204
Louisiana	1	127	1,600	1,394	208
Michigan	1	236	3,000	2,481	386
Mississippi	3	400	14,050	10,124	1,209
Missouri	1	100	1,500	1,398	164
Montana	2	163	5,600	5,226	697
Nebraska	2	256	4,700	4,433	576
New Mexico	4	443	15,821	14,764	1,526
Ohio	1	50	1,100	700	155
Oklahoma	1	112	1,300	1,088	173
Tennessee	6	550	16,827	15,450	2,123
Texas	29	3,645	52,858	43,993	6,115
Washington	2	100	1,900	1,764	227

TOTAL	103	11,823	$252,926	$213,291	$28,628

1.	Included in the balances of the mortgages underlying the REMIC Certificates are $56,457 of non-recourse mortgages payable by our subsidiaries. We originated these mortgages, which were subsequently transferred to the REMIC. The properties and the mortgage debt are reflected in our balance sheet.

The mortgage loans underlying the REMIC Certificates generally have 25-year amortization schedules with final maturities ranging from 2004 to 2028. Contractual principal and interest distributions with respect to the $63.1 million amortized cost basis, of REMIC Certificates (excluding unrealized losses on changes in estimated fair value of $1.4 million) we retained are subordinated to distributions of interest and principal with respect to the $150.4 million of REMIC Certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur nor are any maturities extended as a result of the inability of the borrower to refinance, scheduled principal distributions on the REMIC Certificates we retained will commence in March 2004 with final distributions in April 2028. Distributions on any of the REMIC Certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC Certificates, including the exercise of certain purchase options under existing property leases or the sale of the mortgaged properties. Each of the mortgage loans securing the REMIC Certificates contains similar prepayment and security provisions as our mortgage loans.

As part of the REMIC transactions discussed above, we serve as the sub-servicer and, in such capacity, are responsible for performing substantially all of the servicing duties relating to the mortgage loans represented by the REMIC Certificates. We receive monthly fees equal to a fixed percentage of the then outstanding mortgage loan balance in the REMIC, which in our opinion represented then prevailing terms for similar transactions at that time.

In addition, we will act as the special servicer to restructure any mortgage loans in the REMIC that default. As noted previously, we assume the first dollar of any losses on the defaulted loans.

At December 31, 2003, the REMIC Certificates we held had an effective interest rate of approximately 15.4% based on the expected future cash flows with no unscheduled prepayments.

Item 3.	LEGAL PROCEEDINGS

We are a party from time to time to various general and professional liability claims and lawsuits asserted against the lessees or borrowers of our properties, which in our opinion are not singularly or in the aggregate material to our results of operations or financial condition. These types of claims and lawsuits may include matters involving general or professional liability, which we believe under applicable legal principles are not our responsibility as a non-possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. We intend to continue to vigorously defend such claims.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Our common stock is listed on the New York Stock Exchange (or NYSE). Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE.

	2003		2002

	High	Low	High	Low

First Quarter	$7.170	$5.250	$7.950	$6.050
Second Quarter	$9.550	$6.000	$8.540	$7.450
Third Quarter	$11.760	$9.130	$8.700	$5.470
Fourth Quarter	$15.000	$11.500	$8.500	$5.850

(b)	As of December 31, 2003 we had approximately 552 stockholders of record of our common stock.

(c)	We declared total cash distributions on common stock as set forth below:

	2003	2002

First Quarter	$0.10	$0.10
Second Quarter	0.15	0.10
Third Quarter	0.15	0.10
Fourth Quarter	0.25	0.10

	$0.65	$0.40

On March 10, 2004, we declared a $0.25 per common share dividend payable on March 31, 2004, to stockholders of record on March 19, 2004. We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of the Board of Directors and will depend on our earnings, our financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% (95% for years ending prior to January 1, 2001) of our REIT taxable income. (See “Annual Distribution Requirements” beginning on page 8.)

(d)	Securities authorized for issuance under equity compensation plans as of December 31, 2003 is as follows:

Equity Compensation Plan Information

	(a)	(b)	(c)

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	285,871	$5.63	53,176
Equity compensation plans not approved by security holders	—	—	—

Total	285,871	$5.63	53,176

Item 6.	SELECTED FINANCIAL INFORMATION

The following table of selected financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Operating Information:
Revenues	$63,447	$68,137	$67,591	$82,204	$82,923
Expenses:
Interest expense	20,877	21,322	21,435	26,871	21,716
Depreciation and amortization	12,489	13,705	12,216	13,744	12,122
Impairment charge	1,260	7,097	16,671	5,337	14,939
Legal expenses	1,078	803	289	478	405
Operating and other expenses	6,561	6,044	8,702	5,303	5,453

Total expenses	42,265	48,971	59,313	51,733	54,635

Income before non-operating income and minority interest	21,182	19,166	8,278	30,471	28,288
Non-operating income	1,970	—	—	—	1,304
Minority interest	(1,300)	(1,308)	(973)	(982)	(1,018)

Income from continuing operations	21,852	17,858	7,305	29,489	28,574
Discontinued Operations:
Gain (loss) from discontinued operations	168	(538)	(11,773)	(6,842)	3,253
Gain on sale of assets, net	2,299	14,483	1,560	8,990	—

Net income (loss) from discontinued operations	2,467	13,945	(10,213)	2,148	3,253
Net income (loss)	24,319	31,803	(2,908)	31,637	31,827
Preferred stock redemption charge	(1,241)	—	—	—	—
Preferred stock dividends	(16,596)	(15,042)	(15,077)	(15,087)	(15,087)

Net income (loss) available to common stockholders	$6,482	$16,761	$(17,985)	$16,550	$16,740

Per share Information:
Basic net income (loss) available to common stockholders	$0.36	$0.91	$(0.75)	$0.63	$0.61

Diluted net income (loss) available to common stockholders	$0.36	$0.91	$(0.75)	$0.63	$0.61

Common Stock Distributions declared	$0.65	$0.40	$0.00	$0.87	$1.56

Balance Sheet Information:
Real estate investments, net	$515,752	$552,434	$604,306	$622,428	$683,736
Total assets	574,924	599,925	648,568	676,585	721,811
Total debt	156,250	227,837	284,634	262,560	292,274
Total liabilities	192,741	239,113	294,785	272,546	303,300
Minority interest	13,401	13,399	13,404	9,912	9,894
Total stockholders’ equity	368,782	347,413	340,379	394,127	408,617
Other Information:
Cash flows provided by operating activities	$36,218	$42,903	$43,852	$45,307	$60,785
Cash flows provided by (used in) investing activities	20,707	19,320	46,772	45,697	(48,156)
Cash flows used in financing activities	(47,007)	(60,544)	(86,172)	(91,789)	(11,477)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues for the year ended December 31, 2003 were $63.4 million compared to $68.1 million for the same period in 2002. Rental income decreased $0.9 million primarily as a result of the effect of classifying eight properties leased to Sun Healthcare Group, Inc. (or Sun) as non-accrual rents ($3.3 million) and the elimination of rents from sold properties not subject to Statement of Financial Accounting Standard (or SFAS ) No. 144 “Accounting for the Impairment or disposal of Long-Lived Assets” reclassification ($0.9 million), partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties ($0.5 million), the receipt of rent from properties formerly operated by CLC Healthcare Inc. (or CLC) see Item 8. FINANCIAL STATEMENTS — Note 8. CLC Healthcare, Inc. ($1.5 million), security deposits applied to past due rents ($0.5 million), acquisitions ($0.1 million) and new leases and rental increases provided for in existing lease agreements ($0.7 million). Same store rental income, (rental income from properties owned for both years ended December 31, 2003 and 2002) decreased $1.8 million due to the effect of classifying rents on eight properties leased to Sun as non-accrual rents, partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties and new leases and normal rental rate increases, as set forth in the lease agreements.

Interest income from mortgage loans and notes receivable decreased $0.9 million primarily as a result of the early payoff of four mortgage loans (one in 2003 and three in 2002) and the receipt of past due interest on CLC’s line of credit in September 2002. Interest income from REMIC Certificates for the year ended December 31, 2003 decreased $3.0 million compared to 2002 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates. Interest and other income increased $0.1 million in 2003 from the prior year due primarily to the receipt of interest on our investment in secured notes of ALC.

Interest expense decreased $0.4 million in 2003 from the prior year. Included in interest expense for 2003 was a $2.1 million write-off of debt issue costs related to our early retirement of our Secured Revolving Credit. Interest expense decreased due to a decrease in average borrowings outstanding during the year and a decrease in interest rates on our Secured Revolving Credit partially offset by an increase in our overall weighted average interest rate related to our Senior Participation Payable. See Item 8. FINANCIAL STATEMENTS — Note 11. Debt Obligations for a description and further discussion of our Secured Revolving Credit and Senior Mortgage Participation Payable.

Depreciation and amortization expense for 2003 decreased $1.2 million from the prior year due to properties sold in 2002 not subject to SFAS No. 144 reclassification and a lower basis of certain assets due to impairment charges taken in 2002.

We perform periodic comprehensive evaluations of our investments. During our evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a $1.3 million impairment charge to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we hold. During 2002 we recorded impairments of $1.7 million in one skilled nursing property and one assisted living property ($0.7 million of which is included in net loss from discontinued operations). Of this $1.7 million, $1.0 million applied to a skilled nursing property where we agreed to a rent reduction that required an impairment adjustment and $0.7 million was for an assisted living property we agreed to sell at less than net book value. We recorded a $1.6 million impairment for mortgage loans on two skilled nursing properties. Of this amount, $0.6 million was for a skilled nursing property that had closed and the borrower defaulted on the loan and $1.0 million was for a loan on a skilled nursing property whose operator was reporting losses from operations and requesting temporary loan payment modifications. Additionally, we recorded a $4.5 million impairment on investments in REMIC Certificates. Of this $4.5 million charge, $1.2 million was for loans paying off prior to maturity and reducing the value of our interest only REMIC Certificates, $0.5 million was for one skilled nursing property that closed, $1.3 million was for one skilled nursing facility that we, as loan servicing agent for the REMIC Trust, agreed could pay the loan off at a $1.0 million reduction in principal and $1.5 million was for one skilled nursing property whose operator advised us they were considering either closing the facility or attempting to convert the building to an alternative use.

Legal expenses were $0.3 million higher in 2003 than in 2002 due to higher legal costs for general litigation defense. Operating and other expenses increased $0.5 million due to higher property tax payments made on behalf of operators in 2003 as compared to 2002.

Non-operating income of $2.0 million was recognized in 2003 as a result of ALC’s early redemption of its secured notes that we owned. No non-operating income was recognized in the prior year.

For the year ended December 31, 2003, net income from discontinued operations was $2.5 million. During 2003 we sold eight skilled nursing facilities, one of which was formerly operated by Sun and three were formerly operated by CLC. We recognized a $2.3 million gain on these sales and received $15.7 million in net proceeds which we used to pay $3.8 million in mortgage debt related to these properties, $2.6 million to repay outstanding borrowings under the Secured Revolving Credit and the remaining net proceeds were used to fund the partial redemption of our Series A Preferred Stock. During 2003 we reported income from discontinued operations of $0.2 million. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.” During 2002 we recognized a $14.5 million gain related to sale of 15 skilled nursing properties and one assisted living property and reported a $0.5 million loss from discontinued operations.

During 2003 we announced the redemption of 40% of the outstanding shares of our Series A Preferred Stock. This redemption was completed January 30, 2004, and as a result, we recognized original issuance costs of $1.2 million that were related to the shares we redeemed as a preferred stock redemption charge. We did not redeem any preferred stock in 2002. Preferred stock dividends increased $1.6 million due to the issuance of 2.2 million shares of 8.5% Series E Convertible Preferred Stock (or Series E Preferred Stock) in September of 2003.

Net income available to common stockholders for the year ended December 31, 2003 was $6.5 million compared to $16.8 million for the year ended December 31, 2002. This decrease is due primarily to gains on asset sales in 2002 as previously discussed.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues for the year ended December 31, 2002 were $68.1 million compared to $67.6 million for the same period in 2001. Rental income increased $4.2 million primarily as a result of the acquisition of properties in December 2001, new leases and rental increases provided for in the existing lease agreements, partially offset by the elimination of rents from sold properties and closed properties and a reduction in rents due from ALC. Specifically “same store” rental income, (rental income from properties owned for both years ended December 31, 2002 and 2001) increased $0.9 million due to rental rate increases provided for in the leases partially offset by decreases in rents due from ALC. Properties acquired in December 2001 and a loan that converted to an owned property in 2002 resulted in a $5.8 million increase in rental income during 2002 while properties sold in 2001 and 2002 resulted in a $2.5 million decrease in rental income.

Interest income from mortgage loans and notes receivable decreased $1.9 million primarily as a result of the early payoff of five mortgage loans (three in 2002 and two in the second half of 2001), the conversion of one mortgage loan to an owned property, a receipt of delinquent interest related to a bankruptcy order in the prior year and the effect of not accruing interest on one mortgage loan.

Interest income from REMIC Certificates decreased $2.1 million due to the amortization of the related asset, the early payoff of certain mortgage loans underlying our investment in REMIC Certificates and the sale of REMIC Certificates in the third quarter of 2001.

Interest and other income increased $0.4 million due primarily to the receipt of interest income from our investment in secured ALC notes.

Interest expense decreased $0.1 million due to lower debt outstanding along with a decrease in the interest rate on our Secured Revolving Credit, partially offset by a higher interest rate on our Senior Mortgage Participation Payable.

Depreciation and amortization expense increased $1.5 million due to the acquisition of properties in December 2001 and the conversion of mortgage loans into owned properties, partially offset by properties sold not subject to SFAS No. 144 reclassification and a lower basis of certain assets due to impairment charges taken in 2001 and 2002.

We perform periodic comprehensive evaluations of our investments. As a result, we determined certain investments in long term care properties were impaired. During 2002 we recorded impairments of $1.7 million in one skilled nursing property and one assisted living property ($0.7 million of which is included in net loss from discontinued

operations). Of this $1.7 million, $1.0 million applied to a skilled nursing property where we agreed to a rent reduction that required an impairment adjustment and $0.7 million was for an assisted living property we agreed to sell at less than net book value. We recorded a $1.6 million impairment for mortgage loans on two skilled nursing properties. Of this amount, $0.6 million was for a skilled nursing property that had closed and defaulted on the loan and $1.0 million was for a loan on a skilled nursing property whose operator was reporting losses from operations and requesting temporary loan payment modifications. Additionally, we recorded a $4.5 million impairment on investments in REMIC Certificates. Of this $4.5 million charge, $1.2 million was for loans paying off prior to maturity and reducing the value of our I/ O REMIC Certificates, $0.5 million was for one skilled nursing property that closed, $1.3 million was for one skilled nursing facility that we, as loan servicing agent for the REMIC Trust, agreed could pay the loan off at a $1.0 million reduction in principal and $1.5 million was for one skilled nursing property whose operator advised us they were considering either closing the facility or attempting to convert the building to an alternative use. During 2001 we recorded net impairments of $16.7 million ($11.9 million of which is included in loss from discontinued operations) for 14 skilled nursing properties; $0.5 million in lease termination costs; $1.5 million on a note receivable and $9.8 million on ALC’s pre-bankruptcy convertible subordinated debentures.

Legal expenses increased $0.5 million in 2002 from 2001 due to the increased costs of general litigation defense. Operating and other expenses decreased by $2.6 million due primarily to a $2.5 million charge for an adjustment to stockholder loans in 2001.

The loss from discontinued operations was $11.2 million lower due to impairment charges recorded in 2001 on properties that were sold in 2002. During 2002 we sold 15 skilled nursing properties and one assisted living property resulting in a net gain of $14.5 million. During 2001, we sold three skilled nursing properties, three assisted living properties and three schools resulting in a net gain of $3.2 million. Additionally, we sold certain REMIC Certificates with a net book value of $19.0 million resulting in a $1.1 million loss. We also sold other miscellaneous assets during 2001 which resulted in an aggregate $0.5 million loss.

The year ended December 31, 2002, resulted in net income available to common stockholders of $16.8 million compared to a net loss after preferred dividends of $18.0 million for the year ended December 31, 2001. This increase is due primarily to gains on asset sales in 2002, impairment charges in 2001 and the charge for an adjustment to stockholder loans in 2001.

Critical Accounting Policies

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. See Item 8. FINANCIAL STATEMENTS — Note 2. Summary of Significant Accounting Policies for a description of the significant accounting policies we followed in preparing the consolidated financial statements for all periods presented. We have identified the following significant accounting policies as critical accounting policies in that they require significant judgment and estimates and have the most impact on financial reporting.

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

Securitization Transactions. We are a REIT and, as such, make investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC, a qualifying special-purpose entity, when a securitization provides us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.

A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (or REMIC Corp.) is formed and selected mortgage loans are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (or REMIC Trust) in exchange for commercial mortgage pass-through certificates (or REMIC Certificates) which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust is a qualifying special purpose entity from which the mortgages are isolated from us and the REMIC Corp. Holders of REMIC Certificates issued by the REMIC Trust have the right free of any conditional constraints to pledge or exchange those interests, and neither we or the REMIC Corp. maintain effective control over the transferred assets (the mortgages). The REMIC Trust is administered by a third-party trustee solely for the benefit of the REMIC Certificate holders.

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

REMIC Certificates retained by us as consideration for the mortgages sold are accounted for at fair value. In determining fair value on the date of sale, management considers various factors including, pricing of the certificates sold relative to the certificates retained as evaluated by the underwriters, discount rates and applicable spreads at the time of issuance for similar securities (or adjustments thereto if no comparable securities are available), assumptions regarding prepayments including the weighted-average life of prepayable assets, if any, and estimates relating to potential realized credit losses.

The REMIC Certificates issued by the REMIC Trust include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) were then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates were retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither we, nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

Description of the REMIC Certificates. REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest only (or I/ O). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by us are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates (or pass-through rates). The I/ O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/ O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us would in general bear the first risk of loss. Management evaluates the realizability of expected future cash flows periodically. An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

In addition to the risk from credit losses, the I/ O Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/ O Certificates, thus, reducing their effective yield. The Certificates’ fair values are estimated, in part, based on a spread over the applicable U.S. Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although we are required to report our REMIC Certificate investments available for sale at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of our management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if our company was forced to liquidate any of the Certificates.

On January 1, 1999, we adopted SFAS No. 134 “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” Upon adoption of SFAS No. 134, we, based on our ability and intent to hold our investments in REMIC Certificates, transferred our I/O REMIC Certificates and certificates with an investment rating of “BB” or higher from the trading category to the available-for-sale category and our certificates with an investment rating of “B” or lower to the held-to-maturity category. The transfer was recorded at fair value on the date of the transfer.

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

Mortgage Servicing Rights. We sub-service mortgage loans that are collateral for REMIC Certificates issued in our securitization transactions for which we receive servicing fees, based on market rates for such services at the time the securitization is completed, equal to a fixed percentage of the outstanding principal on the collateral loans. A separate asset for servicing rights is not recognized since the servicing fees received only adequately compensate us for the cost of servicing the loans. The fair value of servicing rights for mortgage loans originated and retained by us are estimated based on the fees received for servicing mortgage loans that serve as collateral for REMIC Certificates. All costs to originate mortgage loans are allocated to the mortgage loans since the fair value of servicing rights only sufficiently covers the servicing costs.

Revenue Recognition. Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the amounts have been received. Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year’s rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 Revenue Recognition in Financial Statements (or SAB 101) does not provide for the recognition of such contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid rental income from that lease until the amounts have been received.

Rental revenues relating to leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease. In evaluating whether we believe all the rent will be collected all of the following conditions must be met: (i) the property has been operated by the same operator for at least six months (adding a new property to a master lease with an operator that otherwise qualifies does not disqualify the lease from being straight-lined); (ii) payments for any monetary obligations due under the lease, or any other lease such operator has with us have been received late no more than (four) times during last eight fiscal quarters; (iii) the operator of the property has not during the last eight fiscal quarters (a) been under the protection of any Bankruptcy court; (b) admitted in writing its inability to pay it debts generally as they come due; (c) made an assignment for the benefit of creditors; or, (d) been under the supervision of a trustee, receiver or similar custodian; and (iv) the property operating income has covered the applicable lease payment in each of the prior four fiscal quarters.

We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on “non-accrual” status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain). Once a lease is on “non-accrual” status, we will evaluate the collectibility of the related straight-line rent asset. If it is determined that the collection problem is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the “non-accrual lease” we will record an impairment charge related to the straight-line rent asset.

Management periodically evaluates the realizability of future cash flows from the mortgages underlying our REMIC Certificates. Included in our evaluation, management considers such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of REMIC Certificate future cash flows. Impairments are recorded when an adverse change in cash flows is evident and is determined to be other than temporary in nature. Additionally, interest recognition amortization schedules are adjusted periodically to reflect changes in expected future cash flows from the REMIC Certificates, thus, accordingly adjusting future interest income recognized.

Transactions with Affiliate. See Item 8. FINANCIAL STATEMENTS — Note 8. CLC Healthcare, Inc., for a description of our transactions with CLC Healthcare, Inc. and the accounting policies we followed related to those transactions.

Liquidity and Capital Resources

Financing Activities:

In the third quarter of 2003 we issued 2,200,000 shares of our Series E Preferred Stock that generated net cash proceeds of approximately $52.4 million. Each share of Series E Preferred Stock has a liquidation value of $25.00 per share and is convertible at anytime into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. The cash proceeds and cash on hand were used to fully repay amounts outstanding under our Secured Revolving Credit. Following this repayment, in December 2003 we cancelled our Secured Revolving Credit a year early and entered into a new three-year Unsecured Credit Agreement that provides for $45.0 million of total commitments with no scheduled maturities other than the three-year term and provides for the inclusion of additional banks and an expansion of the Unsecured Credit Agreement under certain terms and conditions. The Unsecured Credit Agreement pricing varies between LIBOR plus 2.75% and LIBOR plus 3.25% (4.1% at December 31, 2003) depending on our leverage ratio. The Unsecured Credit Agreement contains financial covenants customary to an unsecured line of credit.

Subsequent to December 31, 2003, we borrowed $21.0 million under the Unsecured Credit Agreement in January 2004 and used $4.5 million to pay, prior to maturity, mortgage debt that was due in January 2005 and used $16.5 million to fund the partial redemption of our Series A Preferred Stock described below. During February 2004, we repaid the $21.0 million from the proceeds of the redemption of ALC Senior and Junior Secured Notes and some of the proceeds from the issuance of our 8% Series F Cumulative Preferred Stock (or Series F Preferred Stock), both described below. At present, we have no outstanding amounts under the Unsecured Credit Agreement.

On December 31, 2003, we announced that we would be receiving approximately $12.3 million plus accrued interest in January 2004 from the early redemption of ALC Senior and Junior Secured Notes we owned. On that same day we announced a partial (40% or 1,225,680 shares) redemption of our Series A Preferred Stock. The redemption price of the Series A Preferred Stock per share, including accrued and unpaid dividends, was $25.1914. On January 29, 2004, we distributed $30.9 million to redeem the 1,225,680 shares. Funds were provided from cash on hand, primarily from asset sales described below and the draw under our Unsecured Credit Agreement. As a result of this redemption we recorded a $1.2 million non-cash preferred stock redemption charge which represented 40% of the original issuance costs of the Series A Preferred Stock.

During the year ended December 31, 2003, we purchased and retired 482,800 shares of common stock for an aggregate purchase price of $3.2 million, an average of $6.72 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including the shares purchased in 2003, 2,348,200 shares have been purchased under this authorization; therefore, we continue to have an open Board authorization to purchase an additional 2,651,800 shares of common stock. Also during 2003 we purchased 5,000 each of our Series A Preferred Stock and our 9.0% Series B Cumulative Preferred Stock (or Series B Preferred Stock) for a total purchase price of approximately $0.2 million.

Additionally during 2003, we received $4.4 million from principal payments (including the pay-off price to maturity of one officer loan) on stockholder loans and $1.3 million for the exercise by employees of stock options. In February 2004 two loans to Board members were paid in full. As a result, subsequent to the February 2004 payments, we have no outstanding loans to employees or Board members. The two loans paid in February 2004 to two Board members who sold shares of our common stock to repay the loans. These sales were made in accordance with our policy regarding “Securities Trades by Company Personnel” and both Board members timely filed Forms 4 with the Securities and Exchange Commission.

In 2003 we distributed $11.6 million in common dividends and $15.2 million in preferred dividends. We declared preferred dividends of $16.6 million in 2003 not including the preferred stock redemption charge recorded relating to the 40% redemption of the Series A Preferred Stock. As a result of the redemption of our Series A and Series B Preferred Stock, issuance of our Series E Preferred Stock described above, the issuance of our 8.0% Series F Cumulative Preferred Stock (or Series F Preferred Stock), described below, and assuming no conversion of our Series E Preferred Stock, our preferred dividends in 2004 will be approximately $17.1 million (excluding a preferred stock redemption charge related to the original issuance costs associated with the Series A and Series B Preferred Stock redeemed in the first quarter of 2004 as discussed below).

During 2003, we borrowed $7.5 million and repaid $55.9 million under our now terminated Secured Revolving Credit. Funds were provided for this net reduction from a combination of cash on hand at the beginning of 2003, the net proceeds from the issuance of our Series E Preferred Stock, asset sales described below and net cash provided from operations.

We paid the Senior Mortgage Participation holder approximately $11.4 million from the proceeds of principal payments on mortgage loans described below and we paid approximately $14.3 million ($3.8 million from net proceeds from asset sales) in principal payments on non-participated mortgage loans.

As of December 31, 2003, we are obligated in 2004 to make approximately $3.0 million in scheduled principal payments on our mortgage loans payable, bonds payable and capital lease obligations (there are no 2004 maturities) and in 2005 through 2008 the total scheduled principal payments and debt maturities are approximately $16.3 million, $47.4 million, $2.2 million and $16.3 million, respectively. Subsequent to December 31, 2003, $5.8 million of the 2005 maturities were prepaid.

In February 2004 we announced the sale of a total of 4,000,000 shares of our Series F Preferred Stock that generated net proceeds of approximately $98.5 million. This stock was issued at $25.00 per share prior to expenses and fees. Also in February we announced the redemption of the remaining 1,838,520 outstanding shares of our Series A Preferred Stock and the redemption of all of the outstanding 1,988,000 shares of our Series B Preferred Stock. Of the $98.5 million net proceeds, approximately $96.3 million will be used to fund these two redemptions including the accrued and unpaid dividends. In the first quarter of 2004 we will have a non-cash preferred stock redemption charge of $4.0 million related to the remaining original issuance costs of the Series A and Series B Preferred Stock.

Subsequent to December 31, 2003 we purchased for $3.4 million a 120 bed skilled nursing property in Texas. We have entered into a 20 year lease with an operator which begins March 3, 2004 and for an annual amount of $0.4 million in the first year and increasing 2% every year thereafter.

Available Shelf Registrations:

Issuance of both the Series E Preferred Stock and the Series F Preferred Stock reduced the capacity under our currently effective shelf registration to $45.0 million. In anticipation of acquisitions or other refinancings in 2004, we intend to file a new Form S-3 that will increase our available securities offering capacity to a total of $200.0 million and anticipate that the registration statement will become effective in the first or second quarter of 2004. We may from time to time raise capital under our currently effective shelf registration or the anticipated new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Operating and Investing Activities:

During the year ended December 31, 2003, net cash provided by operating activities was $36.2 million. We completed the placement of a mortgage loan of $1.7 million, acquired two skilled nursing properties for approximately $1.2 million and invested approximately $2.3 million in building improvements and furniture and equipment leased to operators.

We received during 2003 approximately $12.9 million from principal payments on mortgage loans receivable and paid to the holder of the Senior Mortgage Participation approximately $11.4 million in principal payments as discussed above.

In 2003 we sold eight skilled nursing properties for a total gross sales price of $16.2 million. We received net proceeds of $15.7 million which we used to repay $3.8 million in mortgage debt related to these sold properties, $2.6 million was used to repay borrowings under our Secured Revolving Credit and we used the remaining net proceeds to redeem 40% of our outstanding Series A Preferred Stock.

Subsequent to December 2003, we sold a 72 bed skilled nursing property in Georgia for $1.5 million and used $1.3 million of the proceeds to pay a mortgage note payable.

In addition to the $3.8 million paydown of mortgage debt related to asset sales, we also repaid five loans payable to REMIC Pools originated by us totaling $7.7 million and made $2.8 million in scheduled principal payments on mortgage loans, notes payable and capital leases.

We also invested approximately $2.0 million in 2003 to purchase additional ALC Senior and Junior Secured Notes that have subsequently been redeemed as discussed above.

New Leases in 2003:

In the first quarter of 2003 Sun advised us that they would no longer make lease payments on nine properties they leased from us and stopped paying rent in February 2003. Additionally, we did not collect or record rental revenue on 19 properties leased to CLC for the first eight months of 2003 before these properties were turned over by CLC to a management company who subsequently began paying us rent on these 19 properties in September 2003. These 19 properties, along with one former Sun property are now leased under a master lease with Center Healthcare, Inc. (or Center Healthcare) providing for lease revenue in 2004 of approximately $4.6 million. Of the remaining eight Sun properties, one was sold as described above and the remaining seven properties were leased during the fourth quarter of 2003 to three separate operators. Taking into consideration the rental revenue generated in 2003 from the sold properties, the former Sun properties and the former CLC properties, we anticipate rental income will increase in 2004 by approximately $3.4 million as a result of these new leases offset by the reduction in rental revenues as a result of properties sold in 2003. Subsequent to December 31, 2003, at our election, we paid $3.7 million to acquire a defaulted mortgage loan in the 1994 REMIC pool. The amount paid represents the outstanding balance on the loan which approximated the fair value.

REMIC Revenue and Cash Flow:

Loans within certain REMIC Certificate pools have amortized, are scheduled to mature or have paid off early. As a result, we anticipate REMIC interest income in 2004 will be approximately $1.0 million less than 2003, absent any modifications of the underlying loans. As of December 31, 2003, scheduled maturities on REMIC Certificates we hold are $6.7 million, $8.1 million, $9.8 million, $6.5 million, $3.2 million and $27.2 million for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter.

Commitments:

As of December 31, 2003, we had committed to provide to Alterra $2.5 million over three years to invest in leasehold improvements to properties they lease from us and an additional $2.5 million over three years to expand properties they lease from us. Both of these investments would be made at a 10% annual return to us.

Contractual Obligations:

We monitor our contractual obligations to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations as of December 31, 2003 and excludes the effects of interest (amounts in thousands):

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years

Mortgage loans payable	$123,314	$2,304	$62,088	$16,614	$42,308
Bonds payable and capital lease obligations	14,686	719	1,612	1,855	10,500

	$138,000	$3,023	$63,700	$18,469	$52,808

Off-Balance Sheet Arrangements:

We had no off-balance sheet arrangements as of December 31, 2003.

Liquidity:

We believe we have sufficient liquidity and financing capability to fund additional investments in 2004, maintain our preferred dividend payments, pay common dividends at least sufficient to maintain our REIT status and repay borrowings at or prior to their maturity through our generation of funds from operation, borrowings under our Unsecured Credit Agreement, asset sales, proceeds from mortgage notes receivable, principal payments from REMIC certificates we hold or additional financings. We believe our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts to meet our liquidity needs.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off-balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2003.

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

At December 31, 2003, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $74.5 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $2.8 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.0 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

We had no borrowings outstanding under our Unsecured Credit Agreement at December 31, 2003. Thus, an increase or decrease in interest rates would have no impact on annual interest expense on our Unsecured Credit Agreement.

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

Item 8.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 9, 2004
except for Notes 8, 10, 11 and 12
as to which the date is
March 5, 2004

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,

	2003	2002

ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2003 — $73,376; 2002 — $61,101	$357,282	$366,679
Land	25,343	24,996
Properties held for sale, net of accumulated depreciation and amortization: 2003 — $0; 2002 — $3,215	—	13,665
Mortgage loans receivable, net of allowance for doubtful accounts: 2003 — $1,280; 2002 — $1,280	71,465	82,675
REMIC Certificates	61,662	64,419

Real estate investments, net	515,752	552,434
Other Assets:
Cash and cash equivalents	17,919	8,001
Debt issue costs, net	1,496	5,309
Interest receivable	3,809	3,764
Prepaid expenses and other assets	4,495	2,069
Prepaid expenses and other assets related to properties held for sale	—	2,037
Notes receivable (includes $9,292 due from CLC Healthcare, Inc. in 2003 and $7,836 in 2002)	19,172	18,343
Marketable debt securities	12,281	7,968

	59,172	47,491

Total assets	$574,924	$599,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$48,421
Mortgage loans payable	123,314	134,388
Bonds payable and capital lease obligations	14,686	15,361
Senior mortgage participation payable	18,250	29,667
Accrued interest	952	1,267
Accrued expenses and other liabilities	2,514	4,419
Accrued expenses and other liabilities related to properties held for sale	—	4,609
Liability for 9.5% Series A Preferred Stock redemption — 1,226 shares	30,642	—
Distributions payable	2,383	981

Total liabilities	192,741	239,113
Minority interests	13,401	13,399
Stockholders’ Equity:
Preferred stock $0.01 par value: 2003 — 15,000 shares authorized; shares issued and outstanding: 2003 — 8,026; 2002 — 7,062	189,163	165,183
Common stock $0.01 par value; 2003 — 35,000 shares authorized; shares issued and outstanding: 2003 — 17,807; 2002– 18,055	178	181
Capital in excess of par value	250,055	253,050
Cumulative net income	274,948	250,629
Other	(638)	(6,112)
Cumulative distributions	(344,924)	(315,518)

Total stockholders’ equity	368,782	347,413

Total liabilities and stockholders’ equity	$574,924	$599,925

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,

	2003	2002	2001

Revenues:
Rental income	$40,554	$41,440	$37,259
Interest income from mortgage loans and notes receivable	9,814	10,718	12,593
Interest income from REMIC Certificates	9,964	12,970	15,116
Interest and other income	3,115	3,009	2,623

Total revenues	63,447	68,137	67,591

Expenses:
Interest expense	20,877	21,322	21,435
Depreciation and amortization	12,489	13,705	12,216
Impairment charge	1,260	7,097	16,671
Legal expenses	1,078	803	289
Operating and other expenses	6,561	6,044	8,702

Total expenses	42,265	48,971	59,313

Income before non-operating income and minority interest	21,182	19,166	8,278
Non-operating income	1,970	—	—
Minority interest	(1,300)	(1,308)	(973)

Income from continuing operations	21,852	17,858	7,305
Discontinued operations:
Income (loss) from discontinued operations	168	(538)	(11,773)
Gain on sale of assets, net	2,299	14,483	1,560

Net income (loss) from discontinued operations	2,467	13,945	(10,213)

Net income (loss)	24,319	31,803	(2,908)
Preferred stock redemption charge	(1,241)	—	—
Preferred stock dividends	(16,596)	(15,042)	(15,077)

Net income (loss) available to common stockholders	$6,482	$16,761	$(17,985)

Net Income (Loss) per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$0.22	$0.15	$(0.45)

Diluted	$0.22	$0.15	$(0.45)

Net Income (Loss) Per Common Share from Discontinued Operations:
Basic	$0.14	$0.76	$(0.30)

Diluted	$0.14	$0.75	$(0.30)

Net Income (Loss) Per Common Share Available to Common Stockholders:
Basic	$0.36	$0.91	$(0.75)

Diluted	$0.36	$0.91	$(0.75)

Basic weighted average shares outstanding	17,836	18,371	23,924

Comprehensive Income:
Net income (loss) available to common stockholders	$6,482	$16,761	$(17,985)
Unrealized (loss) gain on available-for-sale securities	(427)	(1,435)	2,807
Reclassification adjustment	1,303	276	1,376

Comprehensive income (loss)	$7,358	$15,602	$(13,802)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Shares
					Capital in
	Preferred	Common	Preferred	Common	Excess of	Cumulative		Cumulative
	Stock	Stock	Stock	Stock	Par Value	Net Income	Other	Distributions

Balance — December 31, 2000	7,080	26,031	$165,500	$260	$296,568	$221,734	$(11,872)	$(278,063)
Interest added to stockholder note balance	—	—	—	—	—	—	(369)	—
Adjustment to stockholder note balance	—	—	—	—	—	—	2,453	—
Reclassification adjustment	—	—	—	—	—	—	1,376	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	2,807	—
Repurchase of stock	(18)	(7,588)	(317)	(75)	(41,661)	—	—	—
Net loss	—	—	—	—	—	(2,908)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,077)
Vested restricted stock	—	—	—	—	23	—	—	—
Canceled restricted stock	—	(50)	—	—	—	—	—	—

Balance — December 31, 2001	7,062	18,393	165,183	185	254,930	218,826	(5,605)	(293,140)

Interest added to stockholder note balance	—	—	—	—	—	—	(62)	—
Payments on stockholder notes	—	—	—	—	—	—	877	—
Reclassification adjustment	—	—	—	—	—	—	276	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1,435)	—
Repurchase of stock	—	(338)	—	(4)	(2,329)	—	—	—
Net income	—		—	—	—	31,803	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,042)
Vested restricted stock	—	—	—	—	286	—	—	—
Reclassification of unvested restricted stock	—	—	—	—	163	—	(163)	—
Common stock cash distributions ($0.40 per share)	—	—	—	—	—	—	—	(7,336)

Balance — December 31, 2002	7,062	18,055	165,183	181	253,050	250,629	(6,112)	(315,518)

Interest added to stockholder note balance	—	—	—	—	—	—	(9)	—
Payments on stockholder notes	—	—	—	—	—	—	4,444	—
Stock option exercises	—	246	—	2	1,325	—	—	—
Reclassification adjustment	—	—	—	—	—	—	1,303	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(427)	—
Repurchase of stock	(10)	(483)	(250)	(5)	(3,188)	—	—	—
9.5% Series A Preferred Stock redemption	(1,226)	—	(30,642)	—	1,241	—	—	(1,241)
8.5% Series E Preferred Stock offering	2,200	—	55,000	—	(2,562)	—	—	—
Net income	—	—	—	—	—	24,319	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(16,596)
Accelerated vesting of stock options	—	—	—	—	23	—	—	—
Vested restricted stock	—	—	—	—	—	—	132	—
Canceled restricted stock	—	(11)	—	—	(31)	—	31	—
Other	—	—	(128)	—	197	—	—	—
Common stock cash distributions ($0.65 per share)	—	—	—	—	—	—	—	(11,569)

Balance — December 31, 2003	8,026	17,807	$189,163	$178	$250,055	$274,948	$(638)	$(344,924)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$24,319	$31,803	$(2,908)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,998	14,400	13,866
Gain on sale of real estate and other investments, net	(2,299)	(14,483)	(1,560)
Write-off of debt issue costs related to early retirement of bank debt	2,075	—	—
Gain on redemption of investment in marketable debt securities, net	(1,970)	—	—
Non-cash impairment charge	1,260	7,807	28,584
Adjustment to stockholder notes receivable	—	—	2,453
Other non-cash charges, net	4,584	4,475	4,639
(Increase) decrease in interest receivable	(28)	(621)	32
(Increase) decrease in prepaid, other assets and allowance	(2,639)	11	(1,068)
(Decrease) increase in accrued interest	(309)	119	(1,279)
(Decrease) increase in accrued expenses and other liabilities	(1,773)	(608)	1,093

Net cash provided by operating activities	36,218	42,903	43,852
INVESTING ACTIVITIES:
Investment in real estate mortgages	(1,707)	—	—
Acquisition of real estate properties and capital improvements, net	(3,467)	(1,422)	(1,689)
Proceeds from sale of real estate investments, net	15,664	12,090	43,493
Principal payments on mortgage loans receivable	12,886	6,022	9,291
Investment in debt securities	(2,015)	(26)	(2,909)
Proceeds from redemption of investment in debt securities	281	903	—
Advances to CLC Healthcare, Inc.	(1,452)	(792)	(5,537)
Repayment of advances to CLC Healthcare, Inc.	2,146	1,393	1,149
Other	(1,629)	1,152	2,974

Net cash provided by investing activities	20,707	19,320	46,772
FINANCING ACTIVITIES:
Debt issue costs	(1,064)	(3,335)	(1,187)
Distributions paid	(26,763)	(23,200)	(14,259)
Proceeds from stock offering	52,438	—	—
Repayment of stockholder loans	4,444	—	—
Bank borrowings	7,500	10,000	50,000
Repayment of bank borrowings	(55,921)	(55,561)	(64,000)
Proceeds from issuance of senior mortgage participation	—	30,000	—
Repayment of senior mortgage participation	(11,417)	(333)	—
Mortgage loan borrowings	—	—	11,500
Principal payments on mortgage loans, notes payable and capital leases	(14,332)	(14,537)	(3,966)
Redemption of convertible subordinated debentures	—	(2,408)	(22,230)
Repurchase of common and preferred stock	(3,443)	(2,332)	(42,054)
Other	1,551	1,162	24

Net cash used in financing activities	(47,007)	(60,544)	(86,172)

Increase in cash and cash equivalents	9,918	1,679	4,452
Cash and cash equivalents, beginning of year	8,001	6,322	1,870

Cash and cash equivalents, end of year	$17,919	$8,001	$6,322

Supplemental disclosure of cash flow information:
Interest paid	$16,612	$19,946	$22,184
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

LTC Properties, Inc. (LTC), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (or REIT) that invests primarily in long-term care properties through mortgage loans, property lease transactions and other investments.

2.     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of LTC, our wholly-owned subsidiaries and our controlled partnerships. All intercompany investments, accounts and transactions have been eliminated. Control over those partnerships is based on the provisions of the partnership agreements that provide us with a controlling financial interest in the partnerships. Under the terms of the partnership agreements, we are responsible for the management of the partnerships’ assets, business and affairs. Our rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However we can transfer our interest without consultation or permission of the limited partners.

In January 2003, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (or FIN 46) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Accounting guidance prior to FIN 46 required that we include another entity in our consolidated financial statements only if we controlled the entity through voting interests. FIN 46 changes that guidance by requiring that we consolidate a “variable interest entity” if we are subject to a majority of the risk of loss from the “variable interest entity’s” activities, or are entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosure about “variable interest entities” that we are not required to consolidate but in which we have a significant variable interest. In December 2003, FIN 46 was revised and the effective date of applying FIN 46 to certain variable interests was deferred. The revised FIN 46 requires us to apply the provision of FIN 46 immediately to any special purpose entities and to any “variable interest entities” created after January 31, 2003. Application of the provisions will be required for all other “variable interest entities” in financial statements for periods ending after March 15, 2004. We have evaluated the requirements of FIN 46 and we believe that as of December 31, 2003, we do not have investments in any entities that meet the definition of a “variable interest entity.”

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Land, Buildings and Improvements. Land, buildings and improvements are recorded at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes range from 3 years on computers to 7 years for equipment and 35 to 40 years for buildings.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments. Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property, per SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” for years prior to 2002 and per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” beginning January 1, 2002. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

To the extent there are defaults or unrecoverable losses on the underlying mortgages of the REMIC Certificates resulting in reduced cash flows, the subordinated certificates held by us would, in general, bear the first risk of loss. In accordance with EITF 99-20, management evaluates the realizability of expected future cash flows periodically. Management includes in its evaluation such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of REMIC Certificates’ future cash flows. An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

Securitization Transactions. LTC is a REIT and, as such, makes investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC, a qualifying special-purpose entity, when a securitization provides us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.

A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (or REMIC Corp.) is formed and selected mortgage loans are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (or REMIC Trust) in exchange for commercial mortgage pass-through certificates (or REMIC Certificates) which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust is a qualifying special purpose entity from which the mortgages are isolated from us and the REMIC Corp. Holders of REMIC Certificates issued by the REMIC Trust have the right free of any conditional constraints to pledge or exchange those interests, and neither we or the REMIC Corp. maintain effective control over the transferred assets (the mortgages). The REMIC Trust is administered by a third-party trustee solely for the benefit of the REMIC Certificate holders.

Under the securitization structure described above, we accounted for the transfer of the mortgages as a sale with any gain or loss recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by us are recorded at their fair value at the date of the transaction. We have no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of our company for financial reporting purposes. The securitization transactions and the related transaction structures used therein were completed during or prior to 1998 and prior to the implementation of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 modified some of the requirements that previously existed under prior accounting principles that provided for the transfer of mortgages in securitization transactions to be accounted for as sales. Should we complete future securitizations, we anticipate that such securitization structure would comply with the sales accounting provisions of SFAS No. 140.

REMIC Certificates retained by us as consideration for the mortgages sold are accounted for at fair value. In determining fair value on the date of sale, management considers various factors including, pricing of the certificates sold relative to the certificates retained as evaluated by the underwriters, discount rates and applicable spreads at the time of issuance for similar securities (or adjustments thereto if no comparable securities are available), assumptions regarding prepayments including the weighted-average life of prepayable assets, if any, and estimates relating to potential realized credit losses.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The REMIC Certificates issued by the REMIC Trust include various levels of senior, subordinated, interest only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) were then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates were retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither we, nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

Description of the REMIC Certificates. REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest only (or I/O). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by us are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates (or pass-through rates). The I/O REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the I/O REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us would in general bear the first risk of loss. Management evaluates the realizability of expected future cash flows periodically. An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

On January 1, 1999, we adopted SFAS No. 134 “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” Upon adoption of SFAS No. 134, based on our ability and intent to hold our investments in REMIC Certificates, we transferred our I/O REMIC Certificates and certificates with an investment rating of “BB” or higher from the trading category to the available-for-sale category and our certificates with an investment rating of “B” or lower to the held-to-maturity category. The transfer was recorded at fair value on the date of the transfer.

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

Because of the nature of the underlying mortgage collateral of our REMIC Certificate investments, many market and/or industry specific factors may affect the treasury rate spreads or discount rates used in estimating the fair value of the REMIC Certificates. Such factors may include, but are not limited to uncertainty surrounding proposed or pending changes in federal and/or state reimbursement programs for long-term care which may be subject to among other things, budgetary constraints, perceptions surrounding the future supply of long-term care beds, changes in regulations surrounding the operation of long-term care facilities and the associated costs therewith, and operating factors including, but not limited to, labor costs, insurance costs and other costs. Additionally, the general interest rate environment and the availability and demand of higher yielding investments also are factors that impact the spreads and/or yields used in estimating the fair value of the REMIC Certificates. Investor sentiment towards any one or more of these factors can impact where our REMIC Certificate investments would be priced by a potential investor at any given point in time. Because there are a limited number of securities similar to the REMIC Certificates held by us, which trade infrequently, if at all, we balance our fair value estimates with valuations of more traditional types of asset-backed securities that have similar rating characteristics with REMIC Certificates held by us. Differences between the carrying amounts of our REMIC Certificate investments and the estimated fair value of those certificates, are due in large part to current market sentiments towards the long-term care industry and various factors cited above. Changes in market sentiments are difficult to predict, at best, thus, management endeavors to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilize its understanding of the underlying collateral and the expected cash flows therefrom, to determine whether changes in values are other than market related.

Mortgage Loans Receivable. Mortgage loans receivable are recorded on an amortized cost basis. We maintain a valuation allowance based upon the expected collectibility of the mortgage loans receivable. Changes in the valuation allowance are included in current period earnings. In accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgages when events or circumstances, including the non-receipt of principal and interest payments and/or significant deteriorations of the financial conditions of the borrowers indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

Mortgage Servicing Rights. We subservice mortgage loans that are collateral for REMIC Certificates issued in our securitization transactions for which we receive servicing fees, based on market rates for such services at the time the securitization is completed, equal to a fixed percentage of the outstanding principal on the collateral loans. A separate asset for servicing rights is not recognized since the servicing fees received only adequately compensates us for the cost of servicing the loans. The fair value of servicing rights for mortgage loans originated and retained by us are estimated based on the fees received for servicing mortgage loans that serve as collateral for REMIC Certificates. All costs to originate mortgage loans are allocated to the mortgage loans since the fair value of servicing rights only sufficiently covers the servicing costs.

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

Revenue Recognition. Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received. Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year’s rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 Revenue Recognition in Financial Statements (or SAB 101) does not provide for the recognition of such contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

Rental revenues relating to leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease. In evaluating whether we believe all the rent will be collected all of the following conditions must be met: (i) the property has been operated by the same operator for at least six months (adding a new property to a master lease with an operator that otherwise qualifies does not disqualify the lease from being straight-lined); (ii) payments for any monetary obligations due under the lease, or any other lease such operator has with us have been received late no more than four times during last eight fiscal quarters; (iii) the operator of the property has not during the last eight fiscal quarters (a) been under the protection of any Bankruptcy court; (b) admitted in writing its inability to pay it debts generally as they come due; (c) made an assignment for the benefit of creditors; or, (d) been

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the supervision of a trustee, receiver or similar custodian; and (iv) the property operating income has covered the applicable lease payment in each of the prior four fiscal quarters.

We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on “non-accrual” status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain). Once a lease is on “non-accrual” status, we will evaluate the collectibility of the related straight-line rent asset. If it is determined that the collection problem is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the “non-accrual lease” we will record an impairment charge related to the straight-line rent asset.

Management periodically evaluates the realizability of future cash flows from the mortgages underlying our REMIC Certificates. Included in our evaluation, management considers such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of Certificate future cash flows. Impairments are recorded when an adverse change in cash flows is evident and is determined to be other than temporary in nature. Additionally, interest recognition amortization schedules are adjusted periodically to reflect changes in expected future cash flows from the REMIC certificates, thus, accordingly adjusting future interest income recognized.

Transactions with Affiliate. See Note 8. CLC Healthcare, Inc. for a description of our transactions with CLC Healthcare, Inc. (or CLC) and the accounting policies we followed related to those transactions.

Federal Income Taxes. LTC qualifies as a REIT under the Internal Revenue Code of 1986, as amended and as such, no provision for Federal income taxes has been made. A REIT may deduct distributions to its stockholders from its taxable income. If at least 90% (95% for taxable years ending prior to January 1, 2001) of a REIT’s taxable income is distributed to its stockholders and it complies with other Internal Revenue Code requirements, a REIT generally is not subject to Federal income taxation.

For Federal tax purposes, depreciation is generally calculated at a rate of 3.6% based on the assets’ tax basis (which approximates cost) using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, differ from net income for financial statement purposes principally due to the treatment of certain interest income and expense items, the non-deductibility of impairment charges, and the depreciable lives and basis of assets under the Internal Revenue Code. At December 31, 2003, the book basis of our net assets exceeded the tax basis by approximately $8,212,000 due primarily to additional depreciation taken for tax purposes.

Concentrations of Credit Risks. Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable and operating leases on owned properties. Our financial instruments, principally REMIC Certificates, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management’s periodic review of our portfolio.

Our REMIC Certificates are subordinate in rank and right of payment to the certificates sold to third-party investors and as such, in most cases, would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The returns on the REMIC Certificates are subject to uncertainties and contingencies including, without limitation, the level of prepayment, prevailing interest rates and the timing and magnitude of credit losses on the mortgages underlying the securities that are a result of the general condition of the real estate market or long-term care industry. These uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions therefore, no assurance can be given that current yields will not vary significantly in future periods. In general, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

Certain of the REMIC Certificates retained by us have designated certificate principal balances and a stated certificate interest “pass-through” rate. These REMIC Certificates are subject to credit risk to the extent that there

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. We also retain the I/ O REMIC Certificates. In addition to the risk from credit losses, the I/ O REMIC Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the I/ O REMIC Certificates, thus, reducing their effective yield.

Discontinued Operations. In August 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was required to be adopted in fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. Subsequent to January 1, 2002, and in accordance with SFAS No. 144, properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held-for-sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations. As prescribed by SFAS No. 144, gains and losses on prior years related to assets included on discontinued operations in 2002 have been reclassified to discontinued operations for comparative purposes. Assets designated as held-for-sale prior to January 1, 2002, have been accounted for under SFAS No. 121 and accordingly, gains and losses from these assets have not been included in discontinued operations. See Note 6. Real Estate Investments, for a detail of the components of the net loss from discontinued operations.

Net Income Per Share. Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

Stock-Based Compensation. Effective January 1, 2003, we adopted SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method. We have adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003. No options were granted in 2003.

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

Fair Value of Financial Instruments. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair market value amounts presented in the footnotes to these financial statements do not represent our underlying value in financial instruments.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The fair value of investments in marketable debt securities in 2002 is based upon quotes from a broker who trades in those securities and in 2003 it is based on face value due to the issuer’s announcement of early redemption The fair values of mortgage loans receivable, REMIC Certificates and long-term debt obligations are based upon the estimates of management and on rates currently prevailing for comparable loans, and instruments of comparable maturities.

Segment Disclosures. SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of our operations comprise one operating segment.

New Accounting Pronouncements. The following accounting pronouncements became effective or were issued in 2003 and have no material effect on our financial statements:

•	SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying investment to conform it to language used in other FASB promulgations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. At December 31, 2003, we did not have any derivative instruments or contracts outstanding nor were we involved in any hedging relationships. If in the future we enter into any derivative contracts or hedging relationships we will follow the guidelines set forth in SFAS No. 149;

•	SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. In October 2003 portions of SFAS No. 150 that apply to non-controlling (minority) interests in finite-life entities were deferred indefinitely. Also in October 2003 the FASB clarified that any non-controlling minority interest that may be redeemed with equity of any entity (including equity of an entity other than the subsidiary) does not meet the definition of a mandatorily redeemable financial instrument and thus does not fall under SFAS No. 150 guidelines. Since the partnership agreements with our limited partners (minority interests) specify that the limited partners’ exchange rights may be settled in our common stock or cash at our option the adoption of SFAS No. 150 does not have an impact on the financial statement presentation or accounting for our minority interests. However, our adoption of SFAS No. 150 did require that the Series A Preferred Stock we called for redemption on December 31, 2003 be classified as a liability.

•	FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also outlines additional disclosures that a guarantor must make in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. During 2003 we did not enter into any guarantees nor did we have any guarantees outstanding at December 31, 2003.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Major Operators

We have two lessees, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets. The following table summarizes our major lessees’ assets, stockholders’ equity, interim revenue and net income (loss) from continuing operations as of or for the nine months ended September 30, 2003 per the lessees’ public filings:

	Assisted Living Concepts, Inc.	Alterra Healthcare Corporation

	(unaudited, in thousands)
Current assets	$26,828	$83,674
Non-current assets	187,256	458,487
Current liabilities	25,711	348,541
Non-current liabilities	155,895	748,172
Redeemable preferred stock	—	—

Gross revenue	125,519	309,018
Operating expenses	112,144	313,846
Income (loss) from continuing operations	2,276	(32,641)
Net income (loss)	2,770	(65,624)

Cash provided by operations	7,332	184
Cash provided by investing activities	5,067	82,568
Cash used in financing activities	(8,660)	(81,498)

Assisted Living Concepts, Inc. (or ALC) leases 37 assisted living properties with a total of 1,434 units owned by us representing approximately 12.6%, or $72,486,000, our total assets at December 31, 2003. In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws. The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. The final order affirming the reorganization was made in December 2001, consequently we reflected the transaction as of December 31, 2001. We agreed to reduce total rents under the 37 leases by $875,000 a year, beginning January 1, 2002, and received a lease rejection claim of $2,500,000 for this concession. Under the provisions of ALC’s Plan, we would have been entitled to receive, due to our ownership of pre-bankruptcy convertible subordinated debentures and the lease rejection claim, $7,986,000 of ALC’s new Senior Secured Notes (or Senior Notes) bearing interest at 10% per annum, payable semi-annually in arrears, $3,026,000 new Junior Secured Notes (or Junior Notes) bearing interest payable in additional new Junior Notes for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears and 1,238,076 shares of ALC common stock. Provisions of the Revenue Code governing REITs prohibit REITs from owning debt and/or equity securities representing more than 10% of the value or voting power of any one issuer. Without qualifying as safe harbor debt, the Senior Notes and the Junior Notes would have been included in the calculation of 10% of the value of ALC. In order to qualify as safe harbor debt and retain our REIT status we were able to hold only the debt. For REIT income test purposes, provisions would also disqualify income from any entity in which a REIT owns 10% or more of the total combined voting power of all classes of stock or 10% or more of the total value of shares of all classes of a corporate tenant. And as a result, we could not be owners of the ALC common stock. In December 2001, we entered into an Assignment and Assumption Agreement with Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of CLC, allowing HHI to purchase the right to receive the common stock of ALC. See Note 8. CLC Healthcare, Inc. and Note 10. Marketable Debt Securities for further discussions. At the request of LTC’s Board of Directors, our Chairman, CEO and President, Mr. Andre C. Dimitriadis, became a Board member of ALC as of January 1, 2002. During the bankruptcy and since emergence, ALC has been current on all lease payments to us.

Alterra leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.4%, or $71,281,000, of our total assets at December 31, 2003. Alterra announced on January 22, 2003, that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Alterra’s Plan of Reorganization was approved in November 2003 and Alterra

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

emerged from bankruptcy in December 2003 as a non-publicly traded company. All of our leases with Alterra were assumed, without change, by the reorganized Alterra. Alterra is no longer a publicly traded company.

ALC is a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission. Our financial position and ability to make distributions may be adversely affected by further financial difficulties experienced by ALC and Alterra or any of our other lessees and borrowers, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

4.	Supplemental Cash Flow Information

	For the year ended December 31,

	2003	2002	2001

	(in thousands)
Non-cash investing and financing transactions:
Assumption of mortgage loans payable related to acquisitions of real estate properties	$—	$1,357	$50,774
Assumption of minority interest liability related to acquisition of general partnership interest	—	—	3,518
Assumption of accrued interest related to acquisitions of real estate properties	—	—	229
Conversion of mortgage loans and secured lines of credit into owned properties	—	3,832	3,899
Reduction in receivables from CLC related to the acquisition of debt securities	—	—	7,800
Exchange of third party debt securities related to the acquisitions of real estate properties	—	—	7,925
Reduction in receivables from CLC related to the acquisitions of real estate properties	—	—	9,285
Increase in short term notes receivable related to the disposition of real estate properties	—	2,631	8,483
Preferred stock redemption charge relating to the original issuance costs of the 40% of Series A Preferred Stock redeemed	1,241	—	—

5.	Impairment Charge

We periodically perform a comprehensive evaluation of our real estate investment portfolio. During 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and therefore calculate the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that we will dispose of the property. Prior to 2002, we calculated impairment losses using the same methodology as per SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In recent years the long-term care industry experienced significant adverse changes, which have resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. As a result we have identified certain investments in skilled nursing properties that we determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments.

During 2003, we recorded an impairment charge of $1,260,000. Of this charge, $31,000 was to fully reserve a mortgage loan on one skilled nursing facility that was closed in 2002 and not reopened or sold. Additionally, we recorded a $1,303,000 impairment related to certain interest only REMIC Certificates net of a $74,000 adjustment of an impairment loss, recognized in the fourth quarter of 2002, related to our investment in REMIC Certificates. This

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,303,000 impairment charge had been previously recognized in comprehensive income as a fair market value adjustment on available-for-sale REMIC Certificates as described in Note 6. Real Estate Investments. As more fully described in Note 2. Summary of Significant Accounting Policies, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates we hold would bear the first risk of loss. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our investment in REMIC certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a net $1,229,000 impairment charge during 2003, to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we held.

During 2002, we recorded an impairment charge of approximately $7,807,000 ($710,000 of which is included in net loss from discontinued operations). The impairment charge included the write-down of $1,000,000 for one owned skilled nursing property as a result of our agreeing to a rent reduction and $710,000 for one assisted living property that was subsequently sold at less than net book value, a $1,600,000 write-down of two mortgages on two skilled nursing properties and a $4,497,000 valuation adjustment of the subordinated REMIC Certificates held by us. Of the $1,600,000 write-down, $600,000 was for a skilled nursing property that had closed and defaulted on the loan and $1,000,000 was for a loan on a skilled nursing property whose operator was reporting losses from operations and requesting temporary loan payment modifications. Relative to the $4,497,000 charge and as more fully described in Note 2. Summary of Significant Accounting Policies to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates held by us would bear the first risk of loss. As a result, during 2002 we recorded this $4,497,000 charge of which, $1,215,000 was for loans paying off prior to maturity and reducing the value of our I/ O REMIC Certificates, $500,000 was for one skilled nursing property that closed, $1,282,000 was for a loan on one skilled nursing property that we, as loan servicing agent for the REMIC Trust, agreed could pay the loan off at a $1,000,000 reduction in principal and $1,500,000 was for one skilled nursing property whose operator advised us that the operator was considering either closing the property or attempting to convert the building to an alternative use. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, we recorded an impairment charge in current period earnings.

During 2001, we recorded an impairment charge of approximately $28,584,000, ($8,937,000 of which is included in net loss from discontinued operations in accordance with SFAS No. 144). The impairment charge included the write-down of the carrying value to the estimated fair value, less cost to sell, of 14 owned skilled nursing properties of $16,755,000, notes receivable determined to be uncollectable of $1,500,000, pre-bankruptcy debt securities of ALC of $9,829,000 and $500,000 in lease termination costs. Of the $16,755,000 charge, $13,677,000 was for nine closed properties, $2,484,000 was for three properties that were leased at reduced lease values and $594,000 was for two properties that were sold. The fair values were based on current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

We believe we have recorded valuation adjustments on all assets for which there are permanent impairments. However, the long-term care industry has experienced significant adverse changes which have resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

6.	Real Estate Investments

Mortgage Loans. During the year ended December 31, 2003, we received principal repayments totaling $11,422,000 on two mortgage loans, and scheduled principal payments of $1,464,000. One mortgage loan with an outstanding principal balance of $1,707,000 that was secured by one long-term care property was purchased from the REMIC Trust for cash of $1,707,000 in connection with the termination of the 1993-1 REMIC Pool.

At December 31, 2003, we had 37 mortgage loans secured by first mortgages on 30 skilled nursing properties with a total of 3,681 beds and eight assisted living residences with 369 units located in 19 states. At December 31, 2003,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the mortgage loans had interest rates ranging from 9.5% to 12.6% and maturities ranging from 2004 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2003 and 2002, the estimated fair value, based on the net present value of the future cash flows discounted at 10.5%, of the mortgage loans was approximately $74,511,000 and $85,429,000, respectively. Scheduled principal payments on mortgage loans are $7,021,000, $3,538,000, $9,223,000, $11,753,000, $12,680,000 and $28,530,000 in 2004, 2005, 2006, 2007, 2008 and thereafter.

Owned Properties and Lease Commitments. During 2003, we purchased two skilled nursing properties with a total of 98 beds from CLC. We paid cash of $1,215,000 for the two properties which CLC used to repay the outstanding loan balance due to a REMIC pool originated by us.

During 2003, we sold eight skilled nursing properties for a total sales price of $16,227,000. We recognized a $2,299,000 gain on these sales and used $3,758,000 of proceeds to pay down mortgage loans and $2,595,000 of proceeds to repay outstanding borrowings under our Secured Revolving Credit. The remaining $9,311,000 of net proceeds was used to fund the partial redemption of our Series A Preferred Stock.

Subsequent to December 31, 2003 we purchased a 120 bed skilled nursing property in Texas for a total of $3,389,000 in cash. Additionally, we sold a 72 bed skilled nursing property in Georgia for $1,500,000 and will recognize a $975,000 gain in the first quarter of 2004. We used $1,250,000 of the net proceeds to pay down a mortgage note payable.

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years. Many of the leases contain renewal options and one contains an option for a limited time that permits the operator to purchase three properties. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2003, 2002 and 2001 was not significant in relation to contractual base rent income.

Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations as required by SFAS No. 144, was $12,783,000, $14,197,000, and $13,695,000 for the years ended December 31, 2003, 2002 and 2001.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $45,160,000, $45,569,000, $46,645,000, $47,640,000, $46,354,000 and $384,189,000 for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter.

In August 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was required to be adopted in fiscal years beginning after December 15, 2001. SFAS No. 144 on asset impairment supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,”and provides a single accounting model for long-lived assets to be disposed of. Subsequent to January 1, 2002, and in accordance with SFAS No. 144, properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held-for-sale subsequent to January 1, 2002, are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations. As required by SFAS No. 144, gains and losses on prior years related to assets included on discontinued operations in 2002 have been reclassified to discontinued operations for comparative purposes. Assets designated as held-for-sale

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to January 1, 2002 have been accounted for under SFAS No. 121 and accordingly, gains and losses from these assets have not been included in discontinued operations.

Set forth in the table below are the components of the net loss from discontinued operations (in thousands):

	For the year ended December 31,

	2003	2002	2001

Rental income	$772	$1,425	$2,253
Interest income from mortgage loans	—	—	10
Interest and other income	149	226	258

Total revenues	921	1,651	2,521
Interest expense	271	311	475
Depreciation and amortization	509	695	1,650
Impairment charge	—	710	11,913
Legal expenses	8	(37)	—
Operating and other (income) expenses	(35)	510	256

Total expenses	753	2,189	14,294

Income (loss) from discontinued operations	$168	$(538)	$(11,773)

REMIC Certificates. The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the carrying value of the subordinated certificates (held by us) as of December 31, 2003 and 2002 were as follows (dollar amounts in thousands):

	2003			2002

	Senior			Senior
	Certificates		Subordinated	Certificates			Subordinated
			Certificates				Certificates
	Principal	Rate	Carrying Value	Principal		Rate	Carrying Value

1993-1 Pool(1)	$–	–	$–	$28		7.1%	$238
1994-1 Pool	3,184	10.0%	19,029	16,796		10.0%	19,308
1996-1 Pool	67,895	7.6%	9,560	74,812		7.5%	9,754
1998-1 Pool	79,358	6.5%	33,073	89,978	(2)	6.4%	35,119

			$61,662				$64,419

(1)	The 1993-1 Pool was fully retired through mortgage payments at maturity in 2003 with no realized credit losses during its term.

(2)	Included in the 1998-1 Pool assets are $0 at December 31, 2003 and $7,879,000 at December 31, 2002 of certificates originated in the 1993-1 Pool that are excluded from the amount outstanding presented for the 1993-1 Pool.

At December 31, 2003 and 2002, the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 15.4% and 17.04%, respectively. Income on the subordinated certificates was as follows for the years ended December 31, 2003, 2002 and 2001 (dollar amounts in thousands):

	2003	2002	2001

1993-1 Pool	$22	$736	$929
1994-1 Pool	2,085	2,510	3,847
1996-1 Pool	1,991	2,614	3,128
1998-1 Pool	5,866	7,110	7,212

	$9,964	$12,970	$15,116

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As sub-servicer for all of the above REMIC pools, we are responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates and act as the special servicer to restructure any mortgage loans that default.

The REMIC Certificates retained by us, represent the non-investment grade certificates issued in the securizations. Furthermore, because of the highly specialized nature of the underlying collateral (long-term care properties), there is an extremely limited market for these securities. Because REMIC Certificates of this nature trade infrequently, if at all, market comparability to the certificates we retain is very limited.

We use certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent measurement date in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected. Key economic assumptions used in measuring the retained interests at December 31, 2003, were as follows: a U.S. Treasury Rate of 4.3%, market spread on “B” rated certificates of 950 basis points over the applicable U.S. Treasury Rate, a weighted average discount rate on unrated and interest only certificates of 29.0%, weighted-average life of 151 months and no expected annual credit losses. At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of cash flows on the REMIC Certificates retained by us to immediate 10% and 20% adverse changes in those assumptions are as follows: (dollar amounts in thousands):

	Estimated	Carrying
Retained Interests in REMIC Securitizations:	Fair Value	Amount

Available-for-sale REMIC Certificates	$9,778	$9,778
Held-to-maturity REMIC Certificates	38,395	51,884

Totals	$48,173	$61,662

	10% Adverse	20% Adverse
	Change Decline	Change Decline
Key Assumption Sensitivity Analysis:	in Fair Value	in Fair Value

Average Spread and Discount Rate Assumption
Average Spread on “B” rated certificates – 950 basis points	$264	$521
Average discount rate on Unrated and I/ O Certificates – 29.0%	2,010	3,799

Total	$2,274	$4,320

U.S. Treasury Rate Assumption (4.3%)	$120	$235

Weighted-Average Life Assumption (151 Months)	$1,712	$3,096

Expected Credit Loss Assumption (No Expected Losses)	$4,571	$9,142

As more fully described in Note 2. Summary of Significant Accounting Policies, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flow, the subordinated REMIC Certificates held by us would bear the first risk of loss. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, we recorded a net $1,229,000 impairment charge during 2003, to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we held. We recorded an impairment charge in 2002 of $4,497,000 related to the valuation adjustment of the subordinated REMIC Certificates held by us. See Note 5. Impairment Charge for a discussion of the impairment indicators.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to December 31, 2003, at our election, we paid $3,661,000 to acquire a mortgage loan that was in default in the 1994 REMIC pool. The amount paid represents the outstanding balance of the loan which approximated the fair value.

During 2001, we sold certain REMIC Certificates classified as available-for-sale, with a net book value of $19,035,000 prior to a valuation reserve of $1,010,000. The sale resulted in net proceeds of $17,894,000 and a realized loss of $1,141,000.

As of December 31, 2003 and 2002, available-for-sale certificates were recorded at their fair value of approximately $9,778,000 and $13,073,000, respectively. Unrealized holding losses on available-for-sale certificates of $427,000, $1,435,000 and $803,000 were included in comprehensive income for the years ended December 31, 2003, 2002 and 2001, respectively.

7.     Asset Securitizations

LTC is a REIT and, as such, makes investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC (securitization) when a securitization provides us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 2003 we had completed four securitization transactions, the last being in 1998. We may again employ this type of financing in the future should we determine the financing environment is appropriate for this type of transaction.

From our past securitizations, we receive annual sub-servicing fees, which range from 1.0 to 2.0 basis points of the outstanding mortgage loan balances in each of the REMIC pools. Additionally, through the REMIC Certificates retained by us from past securitizations, we receive cash flows and the rights to future cash flows resulting from cash received on the underlying mortgage loans in the REMIC pools. All of the investors in the REMIC Certificates and the REMIC Trusts themselves have no recourse to our assets for failure by any obligor to the REMIC Trust assets (the mortgages) to pay when due, or comply with any provisions of the mortgage contracts. The REMIC Certificates are classified separately on the balance sheet and interest income earned shown separately on the income statement. Sub-servicing fees and related fees associated with the REMIC Certificates are included in other income.

Certain cash flows received from and paid to REMIC Trusts are as follows (dollar amounts in thousands):

	Year Ended

	2003	2002

Cash flow received on retained REMIC Certificates	$12,515	$16,624
Servicing and related fees received	$186	$298
Servicing advances made	$690	$725
Repayments of servicing advances	$782	$618

At December 31, 2003 scheduled distributions of principal on REMIC Certificates retained by us are: $6,689,000, $8,138,000, $9,799,000, $6,540,000, $3,239,000 and $27,230,000 for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter. These amounts are based upon the scheduled remaining amortization periods of the underlying mortgages, which may be subject to change. Currently in our portfolio we have no mortgage loans held

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for securitization. Quantitative information relating to subserviced mortgage loans including delinquencies and net credit losses is as follows (dollar amounts in thousands):

	Year Ended

	2003	2002	2001

Average balance of loans in REMIC pools	$224,742	$294,984	$340,607
Year-end balance of loans in REMIC pools	$213,291	$245,248	$334,394
Net credit losses	$2,157	$1,284	$0
Net credit losses to average REMIC pool loans	1.0%	0.4%	0%
Delinquencies (greater than 30 days) to year-end REMIC pool loans	0.8%	1.3%	0.7%

8.     CLC Healthcare, Inc.

In 2002 LTC Healthcare, Inc. changed its name to CLC Healthcare, Inc.

During 1998, we completed the spin-off of all CLC voting common stock through a taxable dividend distribution to the holders of our common stock, Cumulative Convertible Series C Preferred Stock and Convertible Subordinated Debentures. Upon completion of the distribution, CLC began operating as a separate public company. Beginning in September 1999, CLC began leasing skilled nursing properties owned or financed by us and from that date assumed certain leases of additional properties and closed certain properties owned by us. These properties were previously financed or leased to lessees and borrowers who experienced financial difficulties to such extent that the lessees and borrowers were not able to comply with lease provisions or debt provisions underlying the properties. As such, CLC assumed the leases of troubled facilities and was not able to pay, nor did we record as income, rent under CLC leases with us since 2000.

On October 6, 2003, CLC announced that it had signed an Agreement and Plan of Merger (or Agreement) with Center Healthcare and Center Healthcare’s wholly owned subsidiary, CHMS, Inc. The Agreement provided that in the merger, holders of each outstanding share of CLC’s common stock would receive in cash $1.00 per share of common stock. CLC held a special meeting of its stockholders on November 12, 2003, and the merger was approved by the required sixty-six and two thirds percent of CLC common stockholders. After the merger, CLC became a wholly owned subsidiary of Center Healthcare and ceased to be a publicly traded company. Center Healthcare is owned by an individual who was operating (under the management agreement discussed below) 19 skilled nursing properties owned by us and under lease to CLC. During 2003, we entered into a 30 year, triple-net master lease with Center Healthcare for these 19 properties and one property formerly operated by Sun. This new lease provides for rental payments of approximately $4,567,000 in the first year with a 3% escalation each year for the next 10 years, 2% each year for the following 10 years and 1% each year for the remaining 9 years. In 2003, we advanced Center Healthcare $2,300,000 for capital improvements to the 19 facilities to be expended within a 36 month period.

Our Chairman, President and Chief Executive Officer, Chief Financial Officer and Chief Investment Officer were Board members of CLC through the effective date of the merger at which time they were no longer CLC board members. Additionally, we have an indemnification agreement covering these officers who served as Board members of CLC and one former independent director of CLC.

In 2002, we sold a wholly owned subsidiary, LTC-Fort Tucum, Inc. to CLC for a $500,000 note (or Fort Tucum Note) bearing no interest for one year and thereafter interest at 8% annually for two years. LTC-Fort Tucum, then acquired two skilled nursing facilities in New Mexico subject to a mortgage loan payable to a REMIC pool originated by us. During 2003, we acquired these two facilities for $1,215,000 in cash and forgave the $500,000 note, which we had previously fully reserved. CLC used the $1,215,000 to repay the outstanding loan balance that was due to a REMIC pool originated by us. We leased these facilities, along with two other facilities in New Mexico previously operated by Sun, to a third party operator under a triple-net master lease beginning July 1, 2003. This master lease provided for rents of $763,000 in the initial year with 2.0% increases annually for 15 years. We also entered into a triple-net master lease beginning July 1, 2003, with a third party operator for four skilled nursing properties in Georgia, all of which subsequently have been sold. These Georgia properties were formerly operated by CLC.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2003, we purchased from CLC all the furniture, fixtures and equipment in 19 properties for $1,843,000. Additionally, we purchased all the furniture, fixtures and equipment at CLC’s corporate office for $967,000. We have included the furniture, fixtures and equipment at the 19 properties and the corporate office in the master lease with Center Healthcare.

During 2003 and 2002 we did not recognize any rental income from CLC. During 2003 CLC did not owe us any rent due to a forbearance agreement effective March 1, 2003. During 2002 CLC owed us $3,000,000 in rent that they were unable to pay. However in 2003, Center Healthcare paid us rent of $1,465,000 after they began operating the 19 properties in September 2003.

Effective October 19, 2003, we amended the secured line of credit with CLC waiving the change of control provisions in this line of credit and in the Promissory Note discussed below, to allow CLC to satisfy certain conditions of the Agreement and Plan of Merger dated October 6, 2003 (discussed above). The amendment also changed the nature of the loan from a secured revolving line of credit to a secured term loan and extended the maturity date to October 1, 2008. The initial principal amount of the note is $8,867,000 which represented the balance due on the secured line of credit including unpaid interest, and rents due and unpaid through April 30, 2003. Additionally, the amendment reduced the interest rate to 8.0% compounded monthly and accruing to the principal balance from October 1, 2003 through September 30, 2004, and 8.0% compounded monthly payable in cash quarterly in arrears beginning October 2004. The book value of the note was $4,046,000 at December 31, 2003. At December 31, 2002 there was $4,741,000 outstanding under the line of credit. During 2003 we did not record any accrued interest on this note. During 2002, CLC paid, and we recorded as income, interest on its line of credit with us totaling $540,000. In 2001, we did not receive or record as income interest on this line of credit.

Additionally, we hold a Promissory Note (or Note) issued by HHI in the face amount of $9,150,000. The original Note was received in December 2001 in exchange for our right to receive 1,238,076 shares of ALC common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001. The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the principal payable in cash annually. The Note is a full recourse obligation of HHI and is secured by all of the assets owned now or in the future by HHI and contains a provision for acceleration should there be a change of control of HHI or CLC. We agreed to waive this provision to allow CLC to enter into the Agreement and Plan of Merger (discussed above). During 2003, we purchased from HHI $1,177,000 face value of ALC Senior Notes for $1,177,000 plus accrued interest and $566,000 face value of ALC Junior Notes for $566,000. See Note 10. Marketable Debt Securities for discussion of ALC’s redemption of these notes. At December 31, 2003, HHI owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of ALC stock at December 31, 2003 of $11,259,000 and a market value of $11,622,000 based upon a third party Security and Exchange Commissions Form 4 filing reporting a bulk purchase of 557,209 shares at $8.00 per share. At December 31, 2003, the book value of the $9,150,000 Note was $5,245,000 which represented the fair market value of the 1,238,076 shares acquired by HHI on December 31, 2001 including a $2,150,000 increase in the Note during 2003 which we allowed HHI to upstream to CLC. CLC returned $1,200,000 to us which was applied as a reduction in the line of credit with CLC. In January 2003, we received, in accordance with the terms of the Note, $140,000 from CLC representing the 2.0% interest on the then outstanding principal balance which is payable in cash in arrears. During 2003 we did not accrue any interest income on the Note. In March 2004, we received $196,000 from CLC representing the 2.0% interest on the outstanding principal balance at December 31, 2003 in accordance with the terms of the Note.

All of the aforementioned transactions between and CLC and us were approved by the respective disinterested and/or independent members of the Board of Directors of each company. All interested and/or non-independent Board members abstained from any such vote.

During 2001, we sold all 180,000 shares of CLC common stock we owned at December 31, 2000. The shares were sold to CLC for $225,000, excluding selling commissions, which was the fair market value as of the date of sale. We recognized a loss of $386,000 on the sale of these shares. We sold these shares because the Tax Relief Extension Act of 1999 (or 99 Act) provided that, subject to certain exceptions for taxable years commencing after December 31, 2000, a REIT may not own more than 10% of the total value of the securities of any corporation. Without qualifying

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as safe harbor debt, securities under the 99 Act include the line of credit provided by us to CLC. In order to qualify as safe harbor debt and retain REIT status, we were required to hold only such debt or the shares.

9.     Notes Receivable

During 2003 we received $2,843,000 in principal re-payments prior to maturity on three notes. $2,000,000 of the notes paid off represented the down payment on a property that was sold in the fourth quarter of 2003. During 2003 we advanced $2,150,000 under the Note with HHI and $1,200,000 was repaid by CLC as discussed in Note 8. CLC Healthcare, Inc.

During 2002, in conjunction with the sale of five skilled nursing properties, we received a 10-year, $3,550,000 note with a face rate of 7.0%, which we discounted to $2,631,000 for an effective rate of 13.0%. In addition, we advanced $468,000 to an operator under a line of credit. We received $1,736,000 in principal re-payments at maturity on three notes related to properties sold in previous years.

10.     Marketable Debt Securities

During 2003 we purchased $1,383,000 face value of ALC Senior Notes and $670,000 face value of ALC Junior Notes. $1,177,000 face value of the Senior Notes and $566,000 face value of the Junior Notes were purchased from CLC as discussed in Note 8. CLC Healthcare Inc. Additionally we purchased from a third party $206,000 face value of the Senior Notes for $186,000 plus accrued interest and $103,000 face value of the Junior Notes for $85,000. During 2003 $281,000 of the Senior Notes were mandatorily redeemed by ALC as a result of ALC’s sale of assets securing the notes. The notes were redeemed at face value plus accrued interest. Also during 2003, we received $279,000 face value of Junior Notes representing paid-in-kind interest.

At December 31, 2003, we owned $8,186,000 face value of ALC Senior Notes with a face rate of 10%, payable semi-annually in arrears and maturing on January 1, 2009. At December 31, 2003, we also owned $4,095,000 face value of ALC Junior Notes with a face rate of 8% payable in additional new Junior Notes through 2004 and thereafter payable in cash, payable semi-annually in arrears and maturing on January 1, 2012. On December 31, 2003, ALC announced the mandatory redemption of all of the outstanding Senior and Junior Notes and deposited with the trustee of the notes an amount sufficient to pay the redemption amount and all interest due. In the fourth quarter of 2003, we recognized non-operating income of $1,970,000 related to the reversal of the discount recorded on the Senior and Junior Notes redeemed, and in January 2004 received cash in the amount of $12,374,000 as full redemption of these securities including accrued and unpaid interest.

11.     Debt Obligations

Bank Borrowings. On December 26, 2003, we entered into a new three year Unsecured Credit Agreement with three banks. The Unsecured Credit Agreement provides for a revolving line of credit for up to $45,000,000 and for the inclusion of additional banks and an expansion of the line under certain circumstances. There are no scheduled maturities other than the three year term.

The pricing of the Unsecured Credit agreement varies between LIBOR plus 2.75% and LIBOR plus 3.25% depending on our leverage ratio. We had no outstanding balances under this agreement as of December 31, 2003, however, had we borrowed our interest rate would have been LIBOR plus 3.00%.

In January 2004 we borrowed $21,000,000 under the Unsecured Credit Agreement and used $4,500,000 to pay early, mortgage debt that was due in January 2005 and used $16,500,000 to fund the partial redemption of our Series A Preferred Stock. In February 2004 we repaid the $21,000,000 from proceeds from the redemption of ALC Senior and Junior Notes and from some of the proceeds from the issuance of our Series F Preferred Stock. See Note 10. “Marketable Debt Securities” and Note 12. “Stockholders Equity.”

Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things, (i) a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0, (ii) a ratio not greater than .35 to 1.0 of secured debt to total asset value (iii) a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and (iv) a ratio of not less than 1.45 to 1.0 for quarters ending through June 30, 2004, and then not less than 1.50 to 1.0 of EBITDA to fixed charges. We were in compliance with all covenants when we

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first drew under this agreement in 2004 and currently have no amounts outstanding under the Unsecured Credit Agreement.

For 2002 and 2001 we had a Secured Revolving Credit that was scheduled to expire on October 2, 2004. We cancelled this credit on December 30, 2003, and expensed as additional interest expense $2,075,000 of the remaining unamortized debt issuance costs. The credit facility required us to pay an additional fee of 4% of the outstanding available commitment level as of October 2, 2002. Accordingly, we paid a fee of $3,000,000 (4% of the commitment balance of $75,000,000 on October 2, 2002) to extend the Secured Revolving Credit to October 2, 2004. It was primarily the remaining unamortized portion of this fee that we expensed when we cancelled the credit. Another provision of this agreement required certain levels of commitment reductions as a result of asset sales, financings, equity offerings and repayment of mortgages.

In addition, on October 2, 2002, we issued 1,500,000 book value units (or BVU), to the lenders under the Secured Revolving Credit. The BVUs have been disclosed as a contingent liability at December 31, 2003 and 2002. The number of BVUs issued represented 20,000 BVUs for each $1,000,000 of outstanding commitment ($75,000,000) as October 2, 2002. For the BVUs to have value to the lenders our book value per common share at September 30, 2004, would have to be in excess of $10.92. As an example, should our book value per common share at September 30, 2004, be $11.00, the lenders would receive a total of $120,000 representing $.08 per share times 1,500,000 BVUs. At December 31, 2003, our book value per common share was $10.09 and as a result, the BVUs have no current value and we recognized no expense in the periods presented for the BVUs. Should the BVUs have an intrinsic value at a future reporting period, we will recognize as expense the intrinsic value over the remaining life of the BVUs, adjusted for any change in the intrinsic value at subsequent future reporting periods. We are obligated to pay the lenders any amounts due to them relating to the BVUs as of September 30, 2004, even though we have terminated the Secured Revolving Credit.

Mortgage Loans Payable

Maturity dates, weighted average interest rates and amounts due at maturity on our mortgage loans payable were (dollar amounts in thousands):

Maturity	December 31, 2003	Rate	December 31, 2002	Rate

2004	$—	—	$4,161	11.70%
2005	13,412	10.41%	28,249	8.63%
2006	47,673	8.63%	37,831	9.25%
2007	—	—	—	—
2008	15,938	7.27%	16,262	7.27%
Thereafter	46,291	8.55%	46,903	8.55%

	$123,314		$133,406

As of December 31, 2003 and 2002, the aggregate carrying value of real estate properties securing our mortgage loans payable was $171,429,000 and $187,481,000, respectively.

Subsequent to December 31, 2003, we paid off a mortgage loan payable to a REMIC Pool we originated in the amount of $4,525,000 and $1,250,000 on another mortgage loan. Both loans had scheduled maturities in 2005.

Bonds Payable and Capital Leases. At December 31, 2003 and 2002, we had outstanding principal of $6,640,000 and $6,960,000, respectively on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and matures during 2015. For the year ended December 31, 2003, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 4.4%. Additionally, at December 31, 2003 and 2002, we had outstanding principal of $3,961,000 and $4,021,000, respectively on a multi-unit housing tax-exempt revenue bond that bears interest at 8.75% and matures in 2025 and is secured by one assisted living property in Oregon.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2003 and 2002, we had outstanding principal of $4,085,000 and $4,380,000, respectively, under capital lease obligations. The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.6% and mature at various dates through 2013.

As of December 31, 2003 and 2002, the aggregate gross investment in real estate properties securing our bonds payable and capital leases was $26,078,000 and $26,078,000, respectively.

Senior Mortgage Participation Payable. In 2002, we completed a loan participation transaction whereby we issued a $30,000,000 Senior Participation interest in 22 of our first mortgage loans that had a total unpaid principal balance of $58,627,000 in the Participation Loan Pool. The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months. The Senior Participation is secured by the entire Participation Loan Pool. We received net proceeds from the issuance of the Senior Participation of $29,750,000 that was used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

The Senior Participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the Senior Participation. In addition, the Senior Participation receives all mortgage principal collected on the Participation Loan Pool until the Senior Participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the Senior Participation. The ultimate extinguishment of the Senior Participation is tied to the underlying maturities of loans in the Participation Loan Pool which range from 14 to 176 months. As of December 31, 2003, there are 21 loans remaining in the Participation Loan Pool, the Senior Participation balance was $18,250,000 and the weighted average interest rate was 11.58%. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Liability for 9.5% Series A Preferred Stock Redemption. As required by SFAS No. 150, we classified the Series A Preferred Stock that was mandatorily redeemable on December 31, 2003 as a liability as a result of our December 2003 announced redemption of 1,225,680 shares of Series A Preferred Stock.

Scheduled Principal Payments. Total scheduled principal payments for our mortgage loans payable, bonds payable and capital lease obligations as of December 31, 2003 were $3,023,000, $16,312,000, $47,388,000, $2,190,000, $16,279,000 and $52,808,000 in 2004, 2005, 2006, 2007, 2008 and thereafter. To the extent we receive principal payments on the mortgage loans securing the Senior Participation Payable, scheduled principal payments at December 31, 2003 were $860,000, $2,899,000, $1,018,000, $10,278,000 and $3,195,000 in 2004, 2005, 2006, 2007 and 2008.

Fair Value. The estimated fair value of the Senior Participation Payable was $19,133,000 at December 31, 2003 based on the net present value of the future cash flows discounted at 7.0%. The estimated fair value of the mortgage loans payable, bonds payable and capital lease obligations approximated their carrying values at December 31, 2003.

12.     Stockholders’ Equity

Preferred stock. Preferred Stock is comprised of four series of cumulative redeemable preferred stock summarized as follows:

	Shares outstanding at				Carrying Value at
	December 31,		Liquidation		December 31,
			Value Per	Dividend
Issuance	2003	2002	share	Rate	2003	2002

Series A Cumulative Preferred Stock	1,838,520	3,069,200	$25.00	9.5%	$23.99	$23.98
Series B Cumulative Preferred Stock	1,988,000	1,993,000	$25.00	9.0%	$23.91	$23.90
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative Convertible Preferred Stock	2,200,000	—	$25.00	8.5%	$23.84	—

Dividends on the Series A Preferred Stock and Series B Preferred Stock are cumulative from the date of original issue and are payable monthly to stockholders of record on the first day of each month. In December 2003 we announced the redemption of 40% of our outstanding Series A Preferred Stock or 1,225,680 shares. Accordingly, we

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized a preferred stock redemption charge of $1,241,000 related to the original issue costs of the shares we redeemed. In 2004, we announced the redemption of all of the remaining 1,838,520 outstanding shares of Series A Preferred Stock and all of the 1,988,000 outstanding shares of Series B Preferred Stock. Accordingly, we will recognize the $1,861,000 and $2,168,000 of original issue costs related to the Series A and Series B Preferred Stock, respectively, as a preferred stock redemption charge in the first quarter of 2004. During 2003, we purchased and retired 5,000 shares of Series A Preferred Stock for a total cost of $100,000 and 5,000 shares of Series B Preferred Stock for a total cost of $97,000. No preferred shares were purchased during 2002.

Our Series C Cumulative Convertible Preferred Stock is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2003 and 2002.

In September 2003, we sold 2,200,000 shares of our Series E Preferred Stock in a public offering. We received $52,438,000 in net proceeds which we used to pay in full our Secured Revolving Credit. Our Series E Preferred Stock is convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. On or after September 19, 2006 and before September 19, 2008, we have the right but not the obligation, upon not less than 30 nor more than 60 days’ written notice, to redeem shares of the Series E Preferred Stock, in whole or in part, if such notice is given within fifteen trading days of the end of the 30 day period in which the closing price of our common stock on the NYSE equals or exceeds 125% of the applicable conversion price for 20 out of 30 consecutive trading days, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. On or after September 19, 2008, we, at our option, upon not less than 30 nor more than 60 days’ written notice, may redeem shares of the Series E Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon. We may not otherwise redeem the Series E Preferred Stock before September 19, 2008, except in order to preserve our status as a real estate investment trust. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock were 4,400,000 at December 31, 2003.

In February 2004, we sold 4,000,000 shares of our Series F Preferred Stock in a registered direct placement. Dividends will be payable quarterly, beginning April 15, 2004. We may not redeem the Series F Preferred Stock prior to February 23, 2009, except as necessary to preserve our status as a real estate investment trust. On or after February 23, 2009, we may, at our option, redeem the Series F Preferred Stock, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption. We received $98,795,000 in net proceeds and we will use approximately $96,500,000 of the proceeds to redeem all remaining outstanding shares of our Series A and Series B Preferred Stock.

While outstanding, the liquidation preferences of the preferred stocks in the table above and our Series F Preferred Stock are pari passu. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

Common Stock. During the year ended December 31, 2003, we repurchased and retired 482,800 shares of common stock for an aggregate purchase price of approximately $3,246,000, an average of $6.72 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases, 2,348,200 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,651,800 shares.

During 2002 and 2001 we repurchased and retired 338,200 and 7,588,196 shares of common stock, respectively, for an aggregate purchase price of $2,333,000 and $41,737,000, respectively. Of the shares repurchased in 2001, 6,060,996 were purchased pursuant to a tender offer for 6,000,000 shares, plus up to 2% of outstanding shares as allowed by tender offer regulations, at $5.75 per share plus costs.

Subsequent to December 31, 2003, two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships. In accordance with the partnership agreements, at our option, we issued 175,392 shares of our common stock. Since the market value of the common stock issued was greater than the book value of the partnership interests received, we will recognize in the first quarter of 2004 a $295,000 increase in the basis on the properties underlying the limited partnership interest acquired.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Equity. Other equity consists of the following (amounts in thousands):

	December 31,

	2003	2002

Notes receivable from stockholders	$(2,792)	$(7,227)
Unamortized balance on deferred compensation	—	(163)
Accumulated comprehensive income	2,154	1,278

Total Other Equity	$(638)	$(6,112)

Deferred compensation is the value of restricted stock awards granted to employees. See “Stock Based Compensation Plans” below.

Accumulated comprehensive income represents the net increase in fair market value over the carrying value of our available-for-sale securities.

Stock Based Compensation Plans. During 1998 we adopted and our stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock have been reserved for stock based compensation awards. The 1998 Equity Participation Plan and our Restated 1992 Stock Option Plan under which 500,000 shares of common stock were reserved (collectively “the Plans”) provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the Plans are set by our compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date of grant. Total shares available for grant under the Plans as of December 31, 2003, 2002 and 2001 were 53,176, 4,276 and 28,776, respectively. All options outstanding vest over five years from the original date of grant. Unexercised options expire seven years after the date of vesting.

Nonqualified stock option activity for the years ended December 31, 2003, 2002 and 2001, was as follows:

	Shares			Weighted Average Price

	2003	2002	2001	2003	2002	2001

Outstanding, January 1	569,500	545,000	509,000	$5.63	$5.41	$5.74
Granted	—	30,000	102,000	—	$7.63	$5.29
Exercised	(245,629)	—	—	$5.40	—	—
Canceled	(38,000)	(5,500)	(66,000)	$5.61	$5.26	$7.73

Outstanding, December 31	285,871	569,500	545,000	$5.63	$5.53	$5.41

Exercisable, December 31	85,671	214,300	102,000	$5.59	$5.47	$5.55

Restricted stock activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

Outstanding, January 1	202,664	209,164	265,560
Granted	—	—	—
Vested	(40,852)	(6,500)	(6,500)
Canceled	(10,900)	—	(49,896)

Outstanding, December 31	150,912	202,664	209,164

Compensation Expense	$132,000	$245,000	$24,000

All restricted stock outstanding at December 31, 2003, vests ratably over six years if we meet certain financial objectives and the grantee remains employed by us. If, in any given year, we do not meet the stated financial objectives then the shares scheduled to vest in that year will not vest and the vesting period will be extended by one year. Future compensation expense will be recognized over the service period at the market price per share on the date of vesting. On January 1, 2003, 26,352 shares of restricted stock vested and during the year 14,500 vested as a

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of an employee termination. Since the January 1, 2003, vesting was predicated on reaching certain financial targets at December 31, 2002, we recorded $180,000 compensation expense in 2002, which represented the number of shares vested multiplied by the closing stock price of $6.83 on January 2, 2003. Compensation expense of $132,000 was recognized in 2003 related to shares vesting ratably over five years. Of the $245,000 restricted stock compensation expense recognized in 2002, $180,000 related to shares vesting on January 1, 2003 as previously discussed and $65,000 related to shares vesting ratably over five years. Restricted stock compensation expense in 2001 of $24,000 related to shares vesting ratably over five years.

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock.

As of December 31, 2003, 2002, and 2001, there were 285,871, 569,500 and 545,000, options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. No options were granted in 2003. In determining the estimated fair value for the options granted in 2002, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%. The weighted average fair value of the options granted was estimated to be $1.44. In determining the estimated fair value for the options granted in 2001, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 4.48%. The weighted average fair value of the options granted was estimated to be $1.46. There was no material pro-forma effect on net income or earnings per share for the years ending December 31, 2003, 2002, and 2001. The weighted average exercise price of the options was $5.63, $5.46, and $5.34 and the weighted average remaining contractual life was 1.6, 2.5, and 3.4, years as of December 31, 2003, 2002, and 2001, respectively.

During 2003 a total of 245,629 options were exercised at a total option value of $1,327,000 and a total market value as of the exercise dates of $1,772,000. Subsequent to December 31, 2003, a total of 23,200 options were exercised at a total option value of $125,000 and a total market value as of the exercise dates of $343,000.

Effective January 1, 2003, we adopted SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method. We have adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

Notes Receivable from Stockholders. In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock through the exercise of options. Under the program, we made full recourse, secured loans to participants equal to the exercise price of vested options plus up to 50% of the taxable income resulting from the exercise of options. Such loans bear interest at the then current Applicable Federal Rate (or AFR). In January 2000, the Board of Directors approved a new loan agreement (or New Agreement) for current executives and directors in the amounts of the then remaining principal balance of the original loans.

The new loan agreements provided that the interest rate would be 6.07% (AFR for an equivalent 3 to 9 year instrument) and interest payments were to be paid from dividends received on shares pledged as security for the New Agreements during the quarter in which the interest is due. If the dividend does not fully pay the interest due or if no dividend is paid, the unpaid interest is added to the principal balance. In addition, the notes also require the borrower to reduce principal by one-half of the difference between the most recent dividend received on the pledged shares and the interest paid on the loans from that dividend. During the first quarter of 2003 and all of 2002, the difference between the dividend paid and the current interest due on the outstanding loan balances was added to the loan

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance in accordance with the loan agreements. No dividend was paid on our common shares in 2001 and all interest due on these loans was added to the principal balances.

During 2001, we granted a stock price adjustment of the loans to officers and Board Members with such loans. The loans were adjusted to the sum of the shares collateralizing the notes times the net book value (or NBV) of a share of common stock as of September 30, 2001. The NBV per share at that date was $8.60 and the closing price as reported by the NYSE was $5.13. This total adjustment amounted to a non-cash charge of $2,453,000. We accounted for the shares underlying the loans that were modified under variable plan accounting as required by SFAS No. 123 “Accounting for Stock Based Compensation.”

During 2003, one officer loan was repaid in full and in February 2004 the two additional loans were paid in full. As a result, subsequent to the February 2004 payments, we have no outstanding loans to employees or Board members. The two loans paid in February 2004 were to two Board members who sold shares of our common stock to repay the loans.

At December 31, 2003 we had three notes due from two former officers and the estate of a former Board member. These notes were not modified in 2003, 2002 or 2001 and the interest is paid quarterly and is current on all of these notes. These remaining original notes provide for the same calculation of the periodic principal reductions; however, interest is payable every quarter, regardless of receipt of a dividend. The original notes converted to fully amortizing loans with 16 quarterly payments in 2002. We received $4,444,000 in principal repayments on all notes during 2003. The original notes bear interest rates ranging from 5.77% to 6.63%. In February 2004 one note due from a former officer was repaid in full.

We currently have no loan programs for officers and/or directors and do not provide any guarantee to any officer and/or director or third party relating to purchases and sales of our equity securities.

At December 31, 2003, 2002 and 2001, loans totaling $2,792,000, $7,227,000 and $8,042,000, respectively were outstanding. At December 31, 2003, 2002 and 2001, the market value of the common stock securing these loans was approximately $4,392,520, $5,168,000 and $4,972,000, respectively.

13.     Commitments and Contingencies

It is our current policy and we intend to continue this policy that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long term care facilities. Additionally, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

At December 31, 2003, we had a contingent commitment to provide Alterra $2,500,000 to be spent on improvements to properties we own and lease to Alterra. The money is to be spent over a three year period and will result in a rental rate increase equal to 10% of the amount funded. The agreement also provides for an additional $2,500,000

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funding by us over the following three years to be spent on mutually agreed upon property expansion with a rental rate increase equal to 10% of the amount funded. See Note 3. Major Operators for further discussions.

14.     Distributions

We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or by distributions in the following year.

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2003 and 2002 were cash distributions. There were no distributions to common stockholders in 2001.

The federal income tax classification of the per share common stock distributions are (unaudited):

	Year Ended

	2003	2002	2001

Ordinary income	$—	$0.379	$—
Non-taxable distribution	0.650	—	—
Section 1250 capital gain	—	0.021	—
Long term capital gain	—	—	—

Total	$0.650	$0.400	$—

15.     Net (Loss) Income Per Share

Basic and diluted net income (loss) per share were as follows (in thousands except per share amounts):

	For the year ended December 31,

	2003	2002	2001

Net income (loss)	$24,319	$31,803	$(2,908)
Preferred stock redemption	(1,241)	—	—
Preferred dividends	(16,596)	(15,042)	(15,077)

Net income (loss) for basic net income per share	6,482	16,761	(17,985)
7.75% debentures due 2002	—	—	—
Other dilutive securities	—	—	—

Net income (loss) for diluted net income (loss) per share	$6,482	$16,761	$(17,985)

Shares for basic net income per share	17,836	18,371	23,924
Stock options	139	143	—
7.75% debentures due 2002	—	—	—
Other dilutive securities	—	—	—

Shares for diluted net income per share	17,975	18,514	23,924

Basic net income (loss) per share	$0.36	$0.91	$(0.75)

Diluted net income (loss) per share	$0.36	$0.91	$(0.75)

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Quarterly Financial Information (Unaudited)

	For the quarter ended

	March 31,	June 30,	September 30,	December 31,

	(in thousands except per share amounts)
2003
Revenues(1)	$15,860	$15,751	$15,920	$15,916
Net (loss) income from discontinued operations	$(24)	$663	$(185)	$2,013
Net income available to common stockholders(2)	$123	$2,624	$2,129	$1,606
Net (loss) income per common share from continuing operations net of preferred dividends:
Basic	$0.01	$0.11	$0.13	$(0.02)
Diluted	$0.01	$0.11	$0.13	$(0.02)
Net income (loss) per common share from discontinued operations:
Basic	$—	$0.04	$(0.01)	$0.11
Diluted	$—	$0.04	$(0.01)	$0.11
Net income (loss) per common share available to common stockholders:
Basic	$0.01	$0.15	$0.12	$0.09
Diluted	$0.01	$0.15	$0.12	$0.09
Dividends per share	$0.10	$0.15	$0.15	$0.25
2002
Revenues(1)	$16,973	$16,780	$17,306	$17,078
Net income (loss) from discontinued operations	$(80)	$13,204	$232	$589
Net income available to common stockholders(3)	$2,423	$10,601	$2,792	$945
Net income (loss) per common share from continuing operations net of preferred dividends:
Basic	$0.14	$(0.14)	$0.14	$0.02
Diluted	$0.14	$(0.14)	$0.14	$0.02
Net income per common share from discontinued operations:
Basic	$—	$0.72	$0.01	$0.03
Diluted	$—	$0.67	$0.01	$0.03
Net income per common share available to common stockholders:
Basic	$0.13	$0.58	$0.15	$0.05
Diluted	$0.13	$0.55	$0.15	$0.05
Dividends per share	$0.10	$0.10	$0.10	$0.10

(1)	As required by SFAS No. 144, revenues related to properties sold in 2003 and 2002 have been reclassified to discontinued operations for all periods presented.

(2)	Includes impairment charges totaling $1,260. See Note 5. Impairment Charge for further discussion.

(3)	Includes impairment charges totaling $7,807. See Note 5. Impairment Charge for further discussion.

NOTE:	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year. Computations of per share amounts from continuing operations, discontinued operations and net income (loss) are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income (loss) available to common stockholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

Disclosure Controls and procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or Exchange Act”). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

In the fourth quarter of 2003, we engaged IC Consulting Services, LLC, an independent risk consulting and internal audit firm, to assist us in evaluating and documenting our controls and procedures.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information with respect to directors, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 18, 2004 under the caption “Election of Directors” is incorporated herein by reference. Our executive officers are:

Name	Age	Position

Andre C. Dimitriadis	63	Chairman, Chief Executive Officer, President and Director
Wendy L. Simpson	54	Vice Chairman, Chief Financial Officer and Director
Christopher T. Ishikawa	40	Executive Vice President and Chief Investment Officer
Alex J. Chavez	39	Senior Vice President and Treasurer

Andre C. Dimitriadis founded LTC Properties in 1992 and has been our Chairman and Chief Executive Officer since inception. In 2000 Mr. Dimitriadis also assumed the position of President. Mr. Dimitriadis is a director of Assisted Living Concepts, Inc.

Wendy L. Simpson has been Vice Chairman since April 2000 and Vice Chairman and Chief Financial Officer since July 2000. Prior to that she was a financial advisor to Coram Healthcare Corporation, a health care organization, from November 1999 through March 31, 2000. Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer in March 1998 and resigned in November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare commenced bankruptcy proceedings in August 2000. Ms. Simpson has been a director since 1995.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (or Code of Ethics) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees. The Code of Ethics is posted on our website (www.ltcproperties.com)

and is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the code of Ethics to: Investor Relations. LTC Properties, Inc., 22917 Pacific Coast Hwy. Suite 350, Malibu, California 90265. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer or controller, or persons performing similar functions by posting such information on our website.

Section 16(a) Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2004 under the caption “Executive Compensation,” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of management and certain beneficial owners, set forth our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 18, 2004 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans, set forth in Item 5 of this report under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2004 under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to our accountant, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 18, 2004 under the caption “Audit Committee — Audit and Non-Audit Fees,” is incorporated herein by reference.

Item 15.	FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statement Schedules

The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

(b) Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(c) Reports on Form 8-K

None.

LTC PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

II.	Valuation and Qualifying Accounts	67
III.	Real Estate and Accumulated Depreciation	68
IV.	Mortgage Loans on Real Estate	73

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charge to	Balance at
	Beginning of Period	Operations	End of Period

Allowance for Doubtful Accounts:
2003	$1,280	$—	$1,280
2002	$1,250	$30	$1,280
2001	$1,250	$—	$1,250

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

			Initial Cost to			Gross Amount at which Carried at
			Company		Costs	December 31, 2003
					Capitalized					Construction/
				Building and	Subsequent		Building and		Accum.	Renovation	Acq.
	Encumbrances		Land	Improvements	to Acquisition	Land	Improvements	Total(1)	Deprec.(2)	Date	Date

Skilled Nursing Facilities:
Alamogordo, NM	$4,559		$210	$2,590	$3	$210	$2,593	$2,803	$143	1985	Dec-01
Altoona, IA		(3)	105	2,309	186	105	2,495	2,600	655	1973	Jan-96
Atlanta, GA	4,525	(7)	175	1,282	3	175	1,285	1,460	259	1968	Sep-99
Atmore, AL		(4)	131	2,877	—	131	2,877	3,008	766	1967/1974	Jan-96
Bedford, TX(13)		(3)	283	511	404	283	915	1,198	706	1960/2002	Jan-96
Bradenton, FL	—		330	2,720	87	330	2,807	3,137	897	1989/2002	Sep-93
Canyon, TX(13)	—		196	506	211	196	717	913	166	1985/86	Jun-00
Carroll, IA		(3)	47	1,033	95	47	1,128	1,175	285	1969	Jan-96
Chesapeake, VA	—		388	3,469	8	388	3,477	3,865	1,127	1977/2002	Oct-95
Clovis, NM	—		561	5,539	—	561	5,539	6,100	331	1970	Dec-01
Clovis, NM	2,744		598	5,902	—	598	5,902	6,500	352	1969/95	Dec-01
Coffeyville, KS(13)	—		100	(100)	—	100	(100)	—	—	1962	May-97
Des Moines, IA(13)	—		115	2,096	1,308	115	3,404	3,519	542	1972	Sep-99
Dresden, TN	—		31	1,529	123	31	1,652	1,683	190	1966/2002	Nov-00
Gardendale, AL	—		84	6,316	—	84	6,316	6,400	1,572	1976/1984	May-96
Gardner, KS	5,300	(10)	896	4,478	316	896	4,794	5,690	632	1961/1974	Dec-99
Grapevine, TX	—		431	1,449	100	431	1,549	1,980	121		Jan-02
Granger, IA		(3)	62	1,356	80	62	1,436	1,498	369	1979	Jan-96
Griffin, GA	—	(7)	500	2,900	—	500	2,900	3,400	480	1969	Sep-99
Hereford, TX(13)	—		106	(106)	2	106	(104)	2	2	1985	Oct-01
Holyoke, CO	—		211	1,513	257	211	1,770	1,981	309	1963	Nov-00
Houston, TX	6,742	(6)	202	4,458	612	202	5,070	5,272	1,324	1961	Jun-96
Houston, TX	5,688		365	3,769	545	365	4,314	4,679	1,226	1964/1968	Jun-96
Houston, TX		(6)	202	4,458	612	202	5,070	5,272	1,324	1967	Jun-96
Jefferson, IA	9,998	(3)	86	1,883	176	86	2,059	2,145	523	1968/1972	Jan-96
Jacksonville, FL			486	1,981	30	486	2,011	2,467	144		Mar-02
Jessup, GA	—	(10)	35	465	63	35	528	563	77	1953	Dec-99
Lecanto, FL	—		351	2,665	2,251	351	4,916	5,267	1,430	1988	Sep-93
Manchester, TN	—		50	954	87	50	1,041	1,091	157	1957/67/78/2002	Nov-00
Mesa, AZ	—		305	6,909	1,695	305	8,604	8,909	1,975	1975/1996	Jun-96
Mesa, AZ(13)			420	3,258	36	420	3,294	3,714	739	1972	Oct-97
Midland, TX	1,934		33	2,285	—	33	2,285	2,318	644	1973	Feb-96
Montgomery, AL	3,587	(4)	242	5,327	—	242	5,327	5,569	1,418	1967/1974	Jan-96
Nacogdoches, TX	—		100	1,738	74	100	1,812	1,912	418	1973	Oct-97
Norwalk, IA		(3)	47	1,033	70	47	1,103	1,150	283	1975	Jan-96
Olathe, KS	—		520	1,872	43	520	1,915	2,435	288	1968	Sep-99
Phoenix, AZ	6,951		300	9,703	50	300	9,753	10,053	1,185	1985	Aug-00
Polk City, IA		(3)	63	1,376	41	63	1,417	1,480	369	1976	Jan-96
Portland, OR	—		100	1,925	457	100	2,382	2,482	582	1956/1974	Jun-97
Richland Hills, TX	—		144	1,656	181	144	1,837	1,981	106	1976	Dec-01
Richmond, VA	—		356	3,180	300	356	3,480	3,836	1,053	1970/1975/ 1980/2002	Oct-95
Ripley, TN	—		20	985	87	20	1,072	1,092	148	1951/2002	Nov-00
Roswell, NM	3,853		568	5,232	3	568	5,235	5,803	288	1975	Dec-01
Rusk, TX	—		34	2,399	115	34	2,514	2,548	873	1969	Mar-94
Sacramento, CA	—		220	2,929	—	220	2,929	3,149	774	1968	Feb-97
Salina, KS	—		100	1,153	502	100	1,655	1,755	385	1985	May-97
Tappahannock, VA(13)	—		375	1,327	65	375	1,392	1,767	847	1977/1978	Oct-95
Toppenish, WA	—		67	2,719	—	67	2,719	2,786	811	1960/1970	Jun-95
Tucson, AZ	5,876		276	8,924	50	276	8,974	9,250	1,090	1985/92	Aug-00
Tucumcari, NM	—		122	1,144	—	122	1,144	1,266	15	1976	Jun-03
Vancouver, WA			133	3,017	122	133	3,139	3,272	901	1952/1994	Jun-95
Whitewright, TX(13)			100	1,457	3	100	1,460	1,560	760	1962/1964/1965	Jan-96

Skilled Nursing Facilities	61,757		11,982	142,350	11,453	11,982	153,803	165,785	32,061

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

			Initial Cost to			Gross Amount at which Carried at
			Company		Costs	December 31, 2003
					Capitalized					Construction/
				Building and	Subsequent		Building and		Accum.	Renovation	Acq.
	Encumbrances		Land	Improvements	to Acquisition	Land	Improvements	Total(1)	Deprec.(2)	Date	Date

Assisted Living Residences:
Ada, OK	—		100	1,650	—	100	1,650	1,750	324	1996	Dec-96
Arlington, OH		(12)	629	6,973	—	629	6,973	7,602	381	1993	Dec-01
Arvada, CO	6,626	(8)	100	2,810	276	100	3,086	3,186	519	1997	Aug-97
Athens, TX	—		96	1,510	1	96	1,511	1,607	332	1995	Jan-96
Bakersfield, CA	9,013		834	11,986	20	834	12,006	12,840	755	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	479	1996	Nov-96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	371	1997	Oct-97
Bexley, OH	15,938	(12)	306	4,196	—	306	4,196	4,502	229	1992	Dec-01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	428	1997	Aug-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	381	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	381	1997	Sep-97
Camas, WA		(5)	100	2,175	—	100	2,175	2,275	447	1996	May-96
Central, SC	—		100	2,321	—	100	2,321	2,421	280	1998	Mar-99
Cordele, GA	—		153	1,455	82	153	1,537	1,690	211	1987/88/2002	Jul-00
Denison, IA	—		100	2,713	—	100	2,713	2,813	401	1998	Jun-98
Dodge City, KS	1,208		84	1,666	—	84	1,666	1,750	397	1995	Dec-95
Durant, OK	—		100	1,769	—	100	1,769	1,869	329	1997	Apr-97
Edmond, OK		(9)	100	1,365	526	100	1,891	1,991	326	1996	Aug-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	396	1997	Dec-97
Erie, PA		(11)	850	7,477	—	850	7,477	8,327	1,070	1998	Oct-99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	445	1997	Sep-97
Fremont,OH	—		100	2,435	—	100	2,435	2,535	423	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	387	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	398	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	423	1998	Mar-98
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	307	1988	May-96
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	261	1998	Mar-99
Grandview, WA		(5)	100	1,940	—	100	1,940	2,040	415	1996	Mar-96
Great Bend, KS	1,008		80	1,570	17	80	1,587	1,667	380	1995	Dec-95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	443	1997	Aug-97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	315	1998	Mar-99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	343	1995	Jan-96
Greenwood, SC	—		100	2,638		100	2,638	2,738	340	1998	Mar-99
Hayden, ID	—		100	2,450	243	100	2,693	2,793	508	1996	Dec-96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	435	1997	Aug-97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	410	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	536	1996	Nov-96
Kennewick. WA		(5)	100	1,940	—	100	1,940	2,040	419	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	439	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	421	1997	Aug-97
Lakeland, FL	—		519	2,313	82	519	2,395	2,914	342	1968/74/96/2002	Jul-00
Longmont, CO		(8)	100	2,640	—	100	2,640	2,740	397	1998	Jun-98
Longview, TX	—		38	1,568	1	38	1,569	1,607	350	1995	Oct-95
Loveland, CO		(8)	100	2,865	270	100	3,135	3,235	519	1997	Sep-97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	413	1996	Apr-96
Madison, IN	—		100	2,435	—	100	2,435	2,535	412	1997	Oct-97
Marshall, TX	—		38	1,568	451	38	2,019	2,057	435	1995	Oct-95
McPherson, KS	862		79	1,571	—	79	1,571	1,650	376	1994	Dec-95
Millville, NJ	—		100	2,825	—	100	2,825	2,925	487	1997	Aug-97
Nampa, ID	—		100	2,240	23	100	2,263	2,363	431	1997	Jan-97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	271	1998	Mar-99
Newark, OH	—		100	2,435	—	100	2,435	2,535	412	1997	Oct-97
Newport Richey, FL	—		100	5,845	296	100	6,140	6,241	1,066	1986/1995	Jan-98

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

			Initial Cost to			Gross Amount at which Carried at
			Company		Costs	December 31, 2003
					Capitalized					Construction/
				Building and	Subsequent		Building and		Accum.	Renovation	Acq.
	Encumbrances		Land	Improvements	to Acquisition	Land	Improvements	Total(1)	Deprec.(2)	Date	Date

Newport, OR	—		100	2,050	—	100	2,050	2,150	394	1996	Dec-96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	403	1998	Jun-98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	378	1997	Jun-97
Portland, OR	3,961		100	7,622	359	100	7,981	8,081	1,112	1986/2002	Jun-98
Rio Rancho, NM	—		100	8,300	40	100	8,340	8,440	1,232	1998	Mar-98
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	292	1998	Mar-99
Rocky River, OH	10,485	(11)	760	6,963	—	760	6,963	7,723	955	1998	Oct-99
Roseville, CA	—		100	7,300	8	100	7,308	7,408	1,037	1998/2002	Jun-98
Salina, KS	1,006		79	1,571	—	79	1,571	1,650	376	1994	Dec-95
San Antonio, TX		(9)	100	1,900	—	100	1,900	2,000	351	1997	May-97
San Antonio, TX		(9)	100	2,055	—	100	2,055	2,155	372	1997	Jun-97
Shelby, NC	—		100	2,805	2	100	2,807	2,907	420	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	398	1998	Jun-98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	393	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	293	1998	Mar-99
Tallahassee, FL	—	(9)	100	3,075	—	100	3,075	3,175	466	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	423	1997	Aug-97
Troy, OH	—		100	2,435	306	100	2,741	2,841	483	1997	May-97
Tulsa, OK		(9)	200	1,650	—	200	1,650	1,850	317	1997	Feb-97
Tulsa, OK		(9)	100	2,395	—	100	2,395	2,495	428	1997	Jun-97
Tucson, AZ	—		100	8,700	8	100	8,708	8,808	1,230	1998/2002	Jun-98
Tyler, TX	10,996	(9)	100	1,800	—	100	1,800	1,900	351	1996	Dec-96
Vacaville, CA	8,500		1,662	11,634	19	1,662	11,653	13,315	743	1998/2002	Dec-01
Vancouver, WA		(5)	100	2,785	—	100	2,785	2,885	571	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	402	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	405	1997	Jul-97
Walla Walla, WA	6,640	(5)	100	1,940	—	100	1,940	2,040	411	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	296	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	384	1996	Aug-97
Wheelersburg, OH	—		100	2,435	—	100	2,435	2,535	413	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	359	1996	Dec-96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	469	1997	Sep-97
Worthington, OH		(12)	—	6,102	—	—	6,102	6,102	323	1993	Dec-01
Worthington, OH		(12)	—	3,402	—	—	3,402	3,402	199	1995	Dec-01
York, NE	—		100	2,318	—	100	2,318	2,418	405	1997	Aug-97

Assisted Living Residences	76,243		13,265	263,505	4,176	13,265	267,681	280,946	39,880

Schools Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	1,435	1930/1998	Dec-98

Schools	—		100	6,000	3,170	100	9,170	9,270	1,435

	$138,000		$25,347	$411,855	$18,799	$25,347	$430,654	$456,001	$73,376

(1)	The aggregate cost for federal income tax purposes.

(2)	Depreciation for building is calculated using a 35 year life for skilled nursing facilities and 40 year life for assisted living residences and additions to facilities. Depreciation for furniture and fixtures is calculated based on a 7 year life for all facilities.

(3)	Single note backed by six facilities in Iowa and one facility in Texas.

(4)	Single note backed by two facilities in Alabama.

(5)	Single note backed by five facilities in Washington.

(6)	Single note backed by two facilities in Texas.

(7)	Single note backed by two facilities in Georgia

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

(8)	Single note backed by three facilities in Colorado

(9)	Single note backed by one facility in Florida, three facilities in Oklahoma, and three facilities in Texas

(10)	Single note backed by one facility in Kansas and two facilities in Georgia

(11)	Single note backed by one facility in Ohio and one facility in Pennsylvania.

(12)	Single note backed by four facilities in Ohio.

(13)	An impairment charge totaling $9,643 was taken against 8 facilities based on our estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the company will dispose of the property as required by Statement of Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

Activity for the years ended December 31, 2001, 2002 and 2003 is as follows:

	Real Estate	Accumulated
	& Equipment	Depreciation

Balance at December 31, 2000	$468,498	$47,181
Additions	73,107	13,695
Conversion of mortgage loans into owned properties	3,899	—
Impairment Charges	(16,755)	—
Cost of real estate sold	(32,625)	(2,293)

Balance at December 31, 2001(1)	496,124	58,583
Additions	2,893	14,197
Conversion of mortgage loans into owned properties	3,967	—
Impairment Charges	(1,710)	—
Cost of real estate sold	(31,618)	(8,464)

Balance at December 31, 2002	$469,656	$64,316
Additions	2,075	12,711
Additions purchased form Center Healthcare, Inc.	1,612	72
Conversion of mortgage loans into owned properties	—	—
Impairment Charges	—	—
Cost of real estate sold	(17,342)	(3,723)

Balance at December 31, 2003	$456,001	$73,376

(1)	Includes amounts classified as properties held for sale as required by SFAS No. 144.

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(dollars in thousands)

										Principal
										Amount
										of Loans
							Current		Carrying	Subject to
	Number of				Final		Monthly	Face	Amount of	Delinquent
				Interest	Maturity	Balloon	Debt	Amount of	Mortgages	Principal or
State	Properties		Beds/Units	Rate(1)	Date	Amount(2)	Service	Mortgages	December 31, 2003	Interest

CO	2		230	12.00	2007	$5,412	$64	$6,000	$5,661	—
OH	1		150	10.89	2006	4,579	51	5,200	4,761	—
CA	1		212	10.66	2018	—	35	3,500	3,137	—
NE	1		47	11.91	2008	3,071	33	3,243	3,159	—
FL	1		94	10.52	2007	2,879	31	3,290	3,065	—
FL	1		191	12.25	2017	—	50	4,500	2,977	—
NE	1		44	11.91	2008	2,875	31	3,036	2,957	—
CA	1		151	10.40	2018	—	32	3,171	2,851	—
NE	1		44	10.73	2008	2,343	26	2,700	2,517	—
IA	1		44	11.91%	2009	2,273	24	2,400	2,342	—
SD	1		34	11.91%	2009	2,221	24	2,346	2,291	—
MT	1		34	12.15%	2013	2,078	24	2,346	2,284	—
AZ	1		144	12.40%	2004	2,174	26	2,400	2,186	—
Various	24		2,631	9.51%-12.55%	2003-2018	18,835	9,595	36,619	31,277	—

	38	(3)	4,050			$48,740	$10,046	$80,751	$71,465	—

(1)	Represents current stated interest rate. Generally, the loans have 25-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)	Balloon payment is due upon maturity, generally the 10th year of the loan, with various prepayment penalties (as defined in the loan agreement).

(3)	Includes 37 first-lien mortgage loans as follows:

# of Loans	Original Loan Amounts

19	$247-$2,000
10	$2,001-$3,000
5	$3,001-$4,000
1	$4,001-$5,000
2	$5,001-$6,000
0	$6,001-$11,250

Activity for the years ended December 31, 2001, 2002 and 2003 is as follows:

Balance at 2000	$107,399	(1)
Conversion of notes to owned properties	(3,288)
Impairment charges	(1,250)
Collections of principal	(9,250)

Balance at 2001	93,611
Conversion of notes to owned properties	(3,832	)(1)
Conversion of other notes to mortgage notes	518
Impairment charges	(1,600)
Collections of principal	(6,022)

Balance at 2002	82,675
Acquisition of mortgage note	1,707
Impairment charges	(31)
Collections of principal	(12,886)

Balance at 2003	$71,465

(1)	As required by SFAS No. 144, a mortgage loan of $1,500 that converted to an owned property and was sold in 2002 has been reclassified to discontinued operations for all periods presented.

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

(Item 15(b))

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)
3.2	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 1996)
3.3	Articles Supplementary Classifying 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)
3.4	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)
3.5	Articles Supplementary Classifying 2,000,000 Shares of 9.0% Series B Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 2.5 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on December 15, 1997)
3.6	Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.7	Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.8	Articles Supplementary Classifying 40,000 shares of Series D Junior Participating Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on May 9, 2000)
3.9	Articles Supplemental reclassifying 5,000,000 shares of Common Stock into Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed June 27, 2003)
3.10	Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.10 to LTC Properties, Inc.’s Registration Statement on Form S-3, Amendment No. 2 filed August 29, 2003)
3.11	Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Registration Statement on Form 8-K filed September 16, 2003)
4.1	Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)
4.2	Second Supplemental Indenture dated as of September 21, 1995 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $51,500,000 in principal amount of 8.5% Convertible Subordinated Debentures due 2001 (incorporated by reference to Exhibit 10.17 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 1995)
4.3	Third Supplemental Indenture dated as of September 26, 1995 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999 (incorporated by reference to Exhibit 10.19 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 1995)
4.4	Fourth Supplemental Indenture dated as of February 5, 1996 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 7.75% Convertible Subordinated Debentures due 2002 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1995)
4.5	Fifth Supplemental Indenture dated as of August 23, 1996 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $30,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4.5 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

LTC PROPERTIES, INC.

INDEX TO EXHIBITS — Continued

Exhibit
Number	Description

4.6	Sixth Supplemental Indenture dated as of December 30, 1998 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
4.7	Seventh Supplemental Indenture dated as of January 14, 1999 to Indenture dated September 23, 1994 between LTC Properties, Inc. and Harris Trust and Savings Bank, as trustee with respect to $10,000,000 in principal amount of 8.25% Convertible Subordinated Debentures due 1999 (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
4.8	Rights Agreement dated as of May 2, 2000 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on May 9, 2000)
10.1	Pooling and Servicing Agreement, dated as of July 20, 1993, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc., as Special Servicer and originator and Union Bank, as trustee (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)
10.2	Pooling and Servicing Agreement, dated as of November 1, 1994, among LTC REMIC Corporation, as depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc., as Special Servicer and originator and Marine Midland Bank, as trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.’s Form 10-K dated December 31, 1994)
10.3	Amended Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1995)
10.4	Pooling and Servicing Agreement dated as of March 1, 1996, among LTC REMIC Corporation, as depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc., as Special Servicer and Originator, LaSalle National Bank, as Trustee and ABN AMRO Bank, N.V., as fiscal agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 1996)
10.5	Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1996)
10.6	Subservicing Agreement dated as July 20, 1993 by and between Bankers Trust Company, as Master Servicer and LTC Properties, Inc., as Special Servicer (incorporated by reference to Exhibit 10.25 to LTC Properties, Inc.’s Form 10-K/A for the year ended December 31, 1996)
10.7	Custodial Agreement dated as of July 20, 1993 by and among Union Bank, as Trustee, LTC REMIC Corporation, as Depositor, and Bankers Trust Company as Master Servicer and Custodian (incorporated by reference to Exhibit 10.26 to LTC Properties, Inc.’s Form 10-K/A for the year ended December 31, 1996)
10.8	Form of Certificates as Exhibit as filed herewith to the Pooling and Servicing Agreement dated as of July 20, 1993 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and Union Bank as Trustee (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)
10.9	Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of November 1, 1994 among LTC REMIC Corporation, as Depositor, Bankers Trust Company, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and Marine Midland Bank as Trustee (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.’s Form 10-K for the year ended December 31, 1994)
10.10	Form of Certificates, Form of Custodial Agreement and Form of Subservicing Agreement as Exhibits as filed herewith to the Pooling and Servicing Agreement dated as of March 1, 1996 among LTC REMIC Corporation, as Depositor, GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Special Servicer and Originator and LaSalle National Bank as Trustee and ABN AMRO Bank N.V., as Fiscal Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 1996)
10.11	Subservicing Agreement dated as of May 14, 1998, by and between GMAC Commercial Mortgage Corporation, as Master Servicer, LTC Properties, Inc. as Subservicer (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

LTC PROPERTIES, INC.

INDEX TO EXHIBITS — Continued

Exhibit
Number	Description

10.12	Pooling and Servicing Agreement dated as of April 20, 1998 among LTC REMIC IV Corporation, LaSalle National Bank and LTC Properties, Inc. (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.13	Distribution Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.5 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.14	Intercompany Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.15	Tax Sharing Agreement, dated as of September 30, 1998, by and between LTC Properties, Inc. and LTC Healthcare, Inc. (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
10.16	LTC Properties, Inc. 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.17	Second Amended and Restated Employment Agreement between Andre C. Dimitriadis and LTC Properties, Inc. dated March 26, 1999 (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1 thereto dated June 23, 2000
10.18	Amended and Restated Employment Agreement between James J. Pieczynski and LTC Properties, Inc. dated March 26, 1999 (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998), as superceded by Separation Agreement effective July 1, 2000
10.19	Amended and Restated Employment Agreement between Christopher T. Ishikawa and LTC Properties, Inc. dated March 26, 1999 (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1 thereto dated June 23, 2000
10.20	Amended and Restated Employment Agreement between Julia L. Kopta and LTC Properties, Inc. dated January 1, 2000 (incorporated by reference to Exhibit 10.33 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Amendment No. 1 thereto dated June 23, 2000
10.21	Amended and Restated Employment Agreement between Wendy L. Simpson and LTC Properties, Inc. dated April 10, 2000, as amended by Amendment No. 1 thereto dated June 23, 2000 (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.22	Promissory Note dated January 1, 2000, executed by Andre C. Dimitriadis in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.23 to LTC Properties, Inc.’s Annual Report on Form 10-K for the
10.23	year ended December 31, 2000) Promissory Note dated January 1, 2000, executed by James J. Pieczynski in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.24 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.24	Promissory Note dated January 1, 2000, executed by Wendy L. Simpson in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.25 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.25	Promissory Note dated January 1, 2000, executed by Christopher T. Ishikawa in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.26 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.26	Promissory Note dated January 1, 2000, executed by Edmund C. King in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.27 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.27	Promissory Note dated January 1, 2000, executed by Sam Yellen in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)

LTC PROPERTIES, INC.

INDEX TO EXHIBITS — Continued

Exhibit
Number	Description

10.28	Senior Secured Revolving Credit Agreement dated October 31, 2000 (incorporated by reference to Exhibit 10.29 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.29	First Amendment to Revolving Credit Agreement dated March 23, 2001 (incorporated by reference to Exhibit 10 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.30	Second Amendment to Revolving Credit Agreement dated May 29, 2001 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.31	Secured Term Loan with Heller Healthcare Financial, Inc. dated June 29, 2001 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.32	Second Amended and Restated Promissory Note with LTC Healthcare, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.33	Security Agreement with LTC Healthcare, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.34	Form of Individual Indemnity Agreements between LTC Properties and Andre Dimitriadis; Christopher Ishikawa; Julia Kopta; Wendy Simpson; Bary Bailey and Steven Stuart dated March 18, 2001 (incorporated by reference to Exhibit 10.34 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.35	Employment Agreement between Alex J. Chavez and LTC Properties, Inc. dated September 4, 2001 (incorporated by reference to Exhibit 10.35 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.36	Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001 (incorporated by reference to Exhibit 10.36 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.37	Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001 (incorporated by reference to Exhibit 10.37 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.38	Promissory Note dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.39	Security Agreement dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.40	Stock Purchase Agreement dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.41	First Amendment to Second Amended and Restated Promissory Note dated October 1, 2002 between LTC Properties, Inc. and CLC Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.42	Purchases, Warranties, Participation and Servicing Agreement dated August 1, 2002 between Beal Bank, SSB and LTC BBCO, Inc. (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.43	Severance Agreement between LTC Properties, Inc. and Julia Kopta dated April 1, 2003 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
10.44	Amended and Restated Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc. dated July 9, 2003 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

LTC PROPERTIES, INC.

INDEX TO EXHIBITS — Continued

Exhibit
Number	Description

10.45	Amended and Restated Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated July 9, 2003 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.46	Second Amendment to Second Amended and Restated Promissory Note between LTC Properties, Inc. and CLC Healthcare, Inc. dated September 30, 2003 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.47	Credit Agreement dated as of December 26, 2003 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch, as Administrative Agent, Harris Nesbitt Corp. as Co-Lead Arranger and Book Manager and Key Corporate Capital, Inc. as Co-Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated January 26, 2004)
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP with respect to the financial information of the Company
31.1	Certification of the Chief Executive Officer of LTC Properties, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer of LTC Properties, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 (furnished herewith).

LTC PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC Properties, Inc.
Registrant

Dated: March 12, 2004

By:	/s/ WENDY L. SIMPSON

WENDY L. SIMPSON
Vice Chairman, Chief Financial
Officer and Director

/s/ ANDRE C. DIMITRIADIS ANDRE C. DIMITRIADIS	Chairman of the Board, Chief Executive Officer and Director	March 12, 2004

/s/ WENDY L. SIMPSON WENDY L. SIMPSON	Vice Chairman, Chief Financial Officer and Director	March 12, 2004

/s/ EDMUND C. KING EDMUND C. KING	Director	March 12, 2004

/s/ TIMOTHY J. TRICHE TIMOTHY TRICHE	Director	March 12, 2004

/s/ SAM YELLEN SAM YELLEN	Director	March 12, 2004