Form 10-Q
period 2004-03-31
LTC PROPERTIES INC
filed 2004-05-07
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Shares of Registrant’s common stock, $.01 par value, outstanding April 30, 2004 – 19,664,614

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2004

INDEX

Page
PART I — Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19
PART II — Other Information
Item 2. Changes in Securities and Use of Proceeds	20
Item 6. Exhibits and Reports on Form 8-K	20
Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2004 - $76,390; 2003 - $73,299	$357,195	$356,830
Land	25,608	25,308
Properties held for sale, net of accumulated depreciation and amortization: 2004 - $0; 2003 - $77	—	487
Mortgage loans receivable, net of allowance for doubtful accounts: 2004 and 2003 - $1,280	74,752	71,465
REMIC Certificates	63,084	61,662

Real estate investments, net	520,639	515,752
Other Assets:
Cash and cash equivalents	3,748	17,919
Debt issue costs, net	1,492	1,496
Interest receivable	3,159	3,809
Prepaid expenses and other assets	4,855	4,495
Notes receivable	19,543	19,172
Marketable debt securities	—	12,281

Total Assets	$553,436	$574,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$12,000	$—
Mortgage loans payable	116,998	123,314
Bonds payable and capital lease obligations	14,254	14,686
Senior mortgage participation payable	18,046	18,250
Accrued interest	881	952
Accrued expenses and other liabilities	2,313	2,514
Liability for Series A 9.5% Preferred Stock redemption	—	30,642
Distributions payable	1,991	2,383

Total Liabilities	166,483	192,741
Minority interest	10,831	13,401
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2004 - 8,200; 2003 - 8,026	193,500	189,163
Common stock: $0.01 par value; 35,000 shares authorized; shares issued and outstanding: 2004 - 18,018; 2003 - 17,807	180	178
Capital in excess of par value	255,515	250,055
Cumulative net income	284,849	274,948
Other	480	(638)
Cumulative distributions	(358,402)	(344,924)

Total Stockholders’ Equity	376,122	368,782

Total Liabilities and Stockholders’ Equity	$553,436	$574,924

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$11,566	$9,786
Interest income from mortgage loans and notes receivable	2,138	2,507
Interest income from REMIC Certificates	2,391	2,786
Interest and other income	865	781

Total revenues	16,960	15,860

Expenses:
Interest expense	3,313	5,115
Depreciation and amortization	3,175	3,063
Impairment charge	—	1,260
Legal expenses	18	364
Operating and other expenses	1,257	1,824

Total expenses	7,763	11,626

Income before minority interest	9,197	4,234
Minority interest	(283)	(321)

Income from continuing operations	8,914	3,913
Discontinued operations:
Income (loss) from discontinued operations	12	(29)
Gain on sale of assets, net	975	—

Net income (loss) from discontinued operations	987	(29)

Net income	9,901	3,884
Preferred stock redemption charge	(4,029)	—
Preferred stock dividends	(4,946)	(3,761)

Net income available to common stockholders	$926	$123

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.00	$0.01

Diluted	$0.00	$0.01

Net Income per Common Share from Discontinued Operations:
Basic	$0.05	$0.00

Diluted	$0.05	$0.00

Net Income per Common Share Available to Common Stockholders:
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

Comprehensive income
Net income available to common stockholders	$926	$123
Reclassification adjustment	—	1,303

Total comprehensive income	$926	$1,426

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$9,901	$3,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,179	3,232
Impairment charge	—	1,260
Straight-line rental income	(281)	—
Other non-cash charges	719	977
Gain on sale of real estate investments, net	(975)	—
Decrease in accrued interest	(71)	(176)
Net change in other assets and liabilities	20	(1,753)

Net cash provided by operating activities	12,492	7,424

INVESTING ACTIVITIES:
Investment in real estate mortgages	(3,661)	—
Investment in REMIC Certificates	(3,898)	—
Investment in real estate properties and capital improvements, net	(3,461)	(86)
Proceeds from sale of real estate investments and other assets, net	208	220
Principal payments on mortgage loans receivable	2,201	347
Redemption of investment in senior secured notes	12,281	—
Other	(344)	68

Net cash provided by investing activities	3,326	549

FINANCING ACTIVITIES:
Borrowings under the line of credit	33,000	—
Repayments of bank borrowings under the line of credit	(21,000)	—
Net proceeds from issuance of preferred stock	98,578	—
Mortgage principal payments on the senior mortgage participation	(204)	(212)
Principal payments on mortgage loans payable and capital lease obligations	(5,498)	(1,018)
Redemption of preferred stock	(126,305)	—
Repurchase of common and preferred stock	—	(2,093)
Distributions paid	(9,841)	(4,759)
Other	1,281	996

Net cash used in financing activities	(29,989)	(7,086)

(Decrease) increase in cash and cash equivalents	(14,171)	887
Cash and cash equivalents, beginning of period	17,919	8,001

Cash and cash equivalents, end of period	$3,748	$8,888

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,262	$4,676
Non-cash investing and financing transactions:
Conversion of limited partnership units into common stock	$2,575	—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

In accordance with “plain English” guidelines provided by the Securities and Exchange Commission, whenever we refer to “our company” or to “us,” or use the terms “we” or “our,” we are referring to LTC Properties, Inc. and/or its subsidiaries.

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2003 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Control over those partnerships is based on the provisions of the partnership agreements that provide us with a controlling financial interest in the partnerships. Under the terms of the partnership agreements, our company, as general partner, is responsible for the management of the partnerships’ assets, business and affairs. Our rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we are not taxed on our income that is distributed to our stockholders.

2. Real Estate Investments

Owned Properties. At March 31, 2004, we owned 53 skilled nursing properties with a total of 6,095 beds, 88 assisted living properties with 4,182 units and one school located in 23 states.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

During the three months ended March 31, 2004 we sold one skilled nursing property in Georgia for $1,500,000 resulting in a gain on sale of $975,000 and generated net proceeds of $208,000 after a $1,250,000 pay down of a mortgage loan secured by the property. Also during the first quarter of 2004, we purchased a 120 bed skilled nursing property in Texas for a total of $3,371,000 in cash. The property is leased to a third party operator under a 20 year lease beginning at an annual lease payment of $363,000 and increasing 2% annually.

Subsequent to March 31, 2004, we sold two closed skilled nursing properties for a total of $262,000 resulting in a total loss on the sales of $256,000. We received $5,000 in combined net proceeds from the sales after the $236,000 payoff of a mortgage loan securing one of the properties sold. Also subsequent to March 31, 2004, we acquired for $2,134,000 from a REMIC pool we originated a 165 bed skilled nursing property in Texas which had been foreclosed on by the REMIC. The property is leased to a third party operator under a two year lease with a two year option to extend. The annual lease payment is $180,000 during the initial two year term and $240,000 during the extended two year term. In April 2004 we converted one mortgage loan on a 194 bed skilled nursing property in Arizona to an owned property through a deed in lieu foreclosure transaction plus $50,000. This property was added to a master lease with a third party operator, increasing the annual rent due under the master lease by $372,000.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” properties held for sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held for sale once they have been classified as such. In addition, the operating results of real estate assets designated as held for sale and all gains and losses from real estate sold are included in discontinued operations in the consolidated statement of operations.

Set forth in the table below are the components of the net income (loss) from discontinued operations for the three months ended March 31, 2004 and 2003 (unaudited, in thousands):

	Three Months Ended
	March 31,
	2004	2003
Rental income	$16	$179
Interest and other income	—	51
Interest expense	—	(77)
Depreciation amortization	(4)	(169)
Legal expenses	—	(4)
Operating and other expenses	—	(9)

Income (loss) from discontinued operations	$12	$(29)

Mortgage Loans. At March 31, 2004 we had 38 mortgage loans secured by first mortgages on 31 skilled nursing properties with a total of 3,875 beds and eight assisted living properties with a total of 369 units located in 19 states. At March 31, 2004, the mortgage loans had interest rates ranging from 9.5% to 12.7% and maturities ranging from 2004 to 2018. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

During the first quarter 2004, we acquired a mortgage loan from a REMIC pool we originated for $3,661,000, which represented the outstanding loan balance. In April 2004, this loan was converted into an owned property through a deed in lieu foreclosure transaction plus $50,000. In April 2004, we funded a new loan on a 156 bed skilled nursing property in Georgia in the amount of $1,868,000. Also subsequent to March 31, 2004, we acquired a mortgage loan from a REMIC pool we originated for $694,000 in cash which represented the outstanding loan balance owed to the REMIC pool under the mortgage.

REMIC Certificates. As of March 31, 2004 we had $63,084,000 of REMIC Certificates at net book value, which includes the $3,873,000 of REMIC certificates we acquired during the first quarter. Of the $63,084,000, $56,401,000 of our net book value represents face value certificated interests in the principal balances of the underlying mortgage pools which at March 31, 2004 had total unpaid principal balance of $201,265,000. Additionally, there are also $137,671,000 senior certificates outstanding that have priority over the $56,401,000 of face value certificates we retained.

Our investment in the $56,401,000 of face value certificates is backed by the difference between the $201,265,000 in mortgage pool principal and the $137,671,000 of senior certificates outstanding, or $63,594,000, resulting in a collateral cushion over our net book value of $7,193,000.

The remaining $6,683,000 of our REMIC certificates are I/O certificates that represent the present value of the expected cash flows resulting from the mortgage pools that result from the spread in interest that arises between what the underlying mortgage loans are paying in interest versus the interest being paid on the principal based certificates. These cash flows have been discounted at a rate of 35% to arrive at the estimated fair market value of the I/O certificates.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity. As of March 31, 2004, available-for-sale certificates were recorded at their fair value of approximately $12,778,000.

At March 31, 2004, held-to-maturity certificates had a book value of $50,307,000 and an estimated fair value of $39,406,000. As of March 31, 2004, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 34.80% and 11.92%, respectively.

3. Notes Receivable

At March 31, 2004, we held a Secured Term Note (or Secured Note) issued by Centers for Long Term Care (or CLC), a wholly owned subsidiary of Center Healthcare, a private company that purchased CLC according to an Agreement and Plan of Merger dated October 6, 2003 as discussed in Note 8. of our Annual Report filed on Form 10-K for the year ended December 31, 2003. The face value of the Secured Note is $8,867,000 which represents the balance due on a previous secured line of credit including unpaid interest and rents due and unpaid through April 30, 2003. The Secured Note is due October 1, 2008 and provides for interest of 8.0% compounded monthly and accruing to the principal balance from October 1, 2003 through September 30, 2004 and 8.0% compounded monthly payable in cash quarterly in arrears beginning October 2004. The book value of the note was $4,046,000 at March 31, 2004. During 2004 and 2003 we did not record any interest on this note.

At March 31, 2004, we held a Promissory Note (or Note) issued by Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of CLC. The face value of the Note is $9,150,000. The original Note was received in December 2001 in exchange for our right to receive 1,238,076 shares of Assisted Living Concepts, Inc. (or ALC) common stock distributed concurrently with ALC’s emergence from bankruptcy on December 31, 2001. The Note is for a term of five years and bears interest at 5.0%, compounded

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

annually and accruing to the principal balance plus interest at 2.0% on the principal payable in cash annually. The Note is a full recourse obligation of HHI and is secured by all of the assets owned now or in the future by HHI and contains a provision for acceleration should there be a change of control of HHI or CLC. We agreed to waive this provision to allow CLC to enter into the Agreement and Plan of Merger. At March 31, 2004, HHI owned 1,452,794 shares of ALC common stock with a fair market value based on the closing price of ALC stock at March 31, 2004 of $11,986,000. At March 31, 2004, the book value of the $9,150,000 Note was $5,245,000 which represented the fair market value of the 1,238,076 shares acquired by HHI on December 31, 2001 including a $2,150,000 increase in the Note during 2003. In accordance with the terms of the Note, we received $196,000 from HHI in March 2004 representing the 2.0% interest on the outstanding principal balance at December 31, 2003 which is payable in cash in arrears. This amount was recognized as interest income in the first quarter of 2004. In the first quarter of 2003, we received $140,000 from HHI representing the 2.0% interest which was applied to the line of credit CLC had outstanding with us at that time.

4. Debt Obligations

At March 31, 2004, $12,000,000 was outstanding under our Unsecured Revolving Credit. During the three months ended March 31, 2004, pricing under the Unsecured Revolving Credit ranged between LIBOR plus 2.75% and LIBOR plus 3.25%. At March 31, 2004, the interest rate applicable to borrowings under the Unsecured Revolving Credit would have been approximately 4.0%.

5. Senior Mortgage Participation Payable

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation. In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation. The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 12 to 173 months. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the three months ended March 31, 2004 and 2003, the senior participation received principal payments of $204,000 and $212,000, respectively. At March 31, 2004, $18,046,000 was outstanding under the senior mortgage participation.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

6. Stockholders’ Equity

During the first quarter of 2004 we redeemed all 1,838,520 outstanding shares of Series A preferred stock and all 1,988,000 outstanding shares of Series B preferred stock. Accordingly we recognized the $4,029,000 of original issue costs related to the Series A and Series B preferred stock as a preferred stock redemption charge in the three months ended March 31, 2004. In February 2004, we issued 4,000,000 shares of Series F Cumulative Redeemable Preferred Stock (or Series F preferred stock) in a registered direct placement generating net cash proceeds of approximately $98,578,000. The cash proceeds and cash on hand were used to redeem all of the outstanding shares of our Series A preferred stock and Series B preferred stock. The Series F preferred stock has a dividend rate of 8.0% and a liquidation value of $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. The liquidation preference of the Series F preferred stock is pari passu with our other series of preferred stock. The Series F preferred stock has no voting rights, no stated maturity, nor is it subject to any sinking fund or mandatory redemption. On or after February 23, 2009, we may, at our option, redeem Series F preferred stock, in whole or from time to time in part, for $25.00 per share in cash plus any accrued and unpaid dividends to the date of redemption.

During the three months ended March 31, 2004, we declared and paid the following cash dividends (unaudited, in thousands):

	Declared		Paid
Preferred Stock
Series A	$1,019		$1,860
Series B	1,118		1,491
Series C	818		818
Series E	1,169		1,169
Series F	822	(1)	—

	4,946		5,338
Common Stock	4,503	(2)	4,503

Total	$9,449	(3)	$9,841	(3)

(1)	Represents 22 days of accrued dividends.

(2)	Represents $0.25 per share

(3)	The difference between declared and paid is the change in distributions payable on the balance sheet at March 31, 2004 and December 31, 2003.

Subsequent to March 31, 2004, we declared a cash dividend of $0.275 per share on our common stock payable on June 30, 2004, to stockholders of record on June 18, 2004.

During the three months ended March 31, 2004, a total of 35,871 stock options were exercised at a total option value of approximately $194,000 and a total market value as of the dates of exercise of approximately $557,000. Subsequent to March 31, 2004, a total of 60,800 stock options were exercised at a total option value of approximately $337,000 and a total market value as of the dates of exercise of approximately $976,000.

In January 2004, two of our limited partners exercised their conversion rights and exchanged their interest in five of our limited partnerships. In accordance with the partnership agreements, at our option, we issued 175,392 shares of our common stock. Since the market value of the common stock issued was greater than

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

the book value of the partnership interests received, we recognized a $295,000 increase in the basis of the properties underlying the limited partnership interests acquired.

Other equity consists of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Notes receivable from stockholders	$(1,674)	$(2,792)
Accumulated comprehensive income	2,154	2,154

Total Other Equity	$480	$(638)

During the three months ended March 31, 2004, three notes receivable from stockholders with a combined balance of $940,000 were paid in full. Two of these notes were from current members of our board of directors.

On March 23, 2004, we filed a Form S-3 “shelf” registration which became effective April 5, 2004 and provides us with the capacity to offer up to $200,000,000 in our debt and/or equity securities.

In our Proxy Statement for our annual meeting to be held on May 18, 2004, we have requested that our stockholders approve the following equity related proposals:

1.	an increase in the number of authorized common stock from 35,000,000 to 45,000,000 shares;

2.	an increase in the number of authorized preferred stock from 15,000,000 to 25,000,000 shares;

3.	approval of The 2004 Stock Option Plan which would provide for the granting of options on 500,000 shares of common stock; and

4.	approval of The 2004 Restricted Stock Plan which would provide for the granting of up to 100,000 shares of restricted common stock.

There can be no assurances given that all or any of these proposals will be approved by our stockholders.

In April 2004, we received conversion notification on 795,000 shares of our $25.00 liquidation value, 8.5% Series E Convertible Preferred Stock. These shares converted into shares of common stock at a conversion price of $12.50 per common share. Accordingly we issued 1,590,000 shares of common stock.

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or APB 25) and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003. We did not grant any options during the three months ended March 31, 2004.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (unaudited, in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income available to common stockholders, as reported	$926	$123
Add: Stock-based compensation expense in the period	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(16)	(34)

Pro forma net income available to common stockholders	$910	$89

Net income per common share available to common stockholders:
Basic – as reported	$0.05	$0.01

Basic – pro forma	$0.05	$0.01

Diluted – as reported	$0.05	$0.01

Diluted – pro forma	$0.05	$0.01

7. Major Operators

There are two companies that lease properties directly from us that each represent between 10% and 20% of our total assets. One of these companies is publicly traded and thus files quarterly financial information with the Securities and Exchange Commission and the other is privately owned and thus no financial information is available. The following table summarizes our publicly traded major lessee’s assets, stockholders’ equity, annual revenue and net loss from continuing operations as of or for the twelve months ended December 31, 2003 per the lessee’s public filings:

Assisted Living
Concepts, Inc.
(in thousands)
Current assets	$15,327
Non-current assets	188,887
Current liabilities	27,056
Non-current liabilities	147,129
Stockholders’ equity	30,029
Gross revenue	168,012
Operating expenses	150,117
Loss from continuing operations	(337)
Net income	157
Cash provided by operations	13,090
Cash provided by investing activities	5,318
Cash used in financing activities	(23,630)

Assisted Living Concepts, Inc. (or ALC) leases 37 assisted living properties with a total of 1,434 units we own representing approximately 13.0%, or $71,937,000, of our total assets at March 31, 2004.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS continued
(Unaudited)

In January 2004, we received $12,374,000 in cash from ALC as full redemption of ALC Senior and Junior Notes we held. The notes were redeemed at face value plus accrued and unpaid interest as of the redemption date. See Note 3. Notes Receivable for a discussion of a note we have with HHI which is secured by 1,452,794 shares of ALC’s common stock owned by HHI.

Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 12.8%, or $70,752,000, of our total assets at March 31, 2004. Alterra announced on January 22, 2003, that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Alterra emerged from bankruptcy in December 2003 as a non-publicly traded company. All of our leases with Alterra were assumed, without change, by the reorganized Alterra.

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

8. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (unaudited, in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income	$9,901	$3,884
Preferred stock redemption charge	(4,029)	—
Preferred stock dividends	(4,946)	(3,761)

Net income for basic net income per share	926	123
Effect of dilutive securities:
Other dilutive securities	—	—

Net income for diluted net income per share	$926	$123

Shares for basic net income per share	17,986	17,965
Effect of dilutive securities:
Stock options	172	73

Shares for diluted net income per share	18,158	18,038

Basic net income per share	$0.05	$0.01

Diluted net income per share	$0.05	$0.01

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenues for the three months ended March 31, 2004 increased to $17.0 million from $15.9 million for the same period in 2003. Rental income for the three months ended March 31, 2004 increased $1.8 million primarily as a result of the effect of receiving rent for the entire quarter of 2004 on properties formerly leased to Sun Healthcare Group, Inc. (or Sun) as compared to receiving one month of rent from Sun in the first quarter of 2003 ($0.2 million), receiving rent in 2004 on properties formerly leased to Centers for Long Term Care (or CLC) which were on non-accrual in the first quarter of 2003 ($1.0 million), the receipt of rent from properties acquired in 2003 and 2004 ($0.1 million), an increase due to straight-line rental income ($0.3 million) and new leases and rental increases provided for in existing lease agreements ($0.2 million). Same store rental income, properties owned for the three months ended March 31, 2004 and the three months ended March 31, 2003 and excluding straight-line rental income, increased $1.4 million due to the effect of receiving rent for the entire quarter of 2004 on properties formerly leased to Sun and CLC as noted above and rental increases provided for in existing lease agreements. Interest income from mortgage loans and notes receivable decreased $0.4 million from prior year due to the pay off of two loans partially offset by the receipt of interest from one new loan. Interest income from REMIC Certificates for the three months ended March 31, 2004 decreased $0.4 million compared to the same period of 2003 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates. Interest and other income for the three months ended March 31, 2004 was comparable to prior year.

Interest expense decreased by $1.8 million to $3.3 million for the three months ended March 31, 2004 from $5.1 million during the same period in 2003, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on our Unsecured Revolving Credit compared to the Secured Revolving Credit we had in the first quarter of 2003.

Depreciation and amortization expense for the first quarter of 2004 increased $0.1 million from the first quarter of 2003 due to acquisitions.

We recorded a $1.3 million impairment charge during the first quarter of 2003. No impairment charge was taken in the first quarter of 2004.

Legal expenses were $0.3 million lower in the first quarter of 2004 due to lower legal costs for general litigation defense. Operating and other expenses decreased $0.6 million due to lower property tax and other payments made in 2003 on behalf of certain operators and for closed and unsold properties.

During the three months ended March 31, 2004, net income from discontinued operations was $1.0 million. During the first quarter of 2004, we sold one skilled nursing property in Georgia resulting in a gain on sale of $1.0 million. During the first quarter of 2003, we reported a loss on discontinued operations of $0.03 million related to properties that were subsequently sold. This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations”.

During the first quarter of 2004, we redeemed all of our outstanding Series A and Series B preferred stock. Accordingly, we recognized a $4.0 million preferred stock redemption charge related to the original issue costs of the stock redeemed. In addition, preferred stock dividends were $1.2 million higher in the first quarter of 2004 as compared to the prior year due to the issuance of Series E and Series F preferred stock and the timing of the Series A and Series B preferred stock redemption.

Net income available to common stockholders increased to $0.9 million for the three months ended March 31, 2004 from $0.1 million for the same period in 2003 primarily due to the increases in revenue, the impairment charge in 2003, lower interest expense in 2004 and gain on sale of assets in 2004 partially offset by a $4.0 million preferred stock redemption charge and a $1.2 million increase in preferred stock dividends as discussed above.

Liquidity and Capital Resources

At March 31, 2004 our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $459.2 million invested primarily in owned long-term care properties, mortgage loans of approximately $74.8 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $63.1 million with a weighted average effective yield of 14.3%. At March 31, 2004 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $137.7 million and 6.9%. Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 84 skilled nursing properties, 96 assisted living properties and one school in 30 states.

For the three months ended March 31, 2004, we had net cash provided by operating activities of $12.5 million. During the first quarter of 2004 we acquired a mortgage loan from a REMIC pool we originated for $3.7 million, which represented the outstanding loan balance and purchased $4.0 million face value REMIC Certificates in a pool we originated from a third party for $3.9 million in cash including accrued interest. In March 2004 we acquired 120 bed skilled nursing property in Texas for a total of $3.4 million in cash. The property is leased to a third party operator under a 20 year lease beginning at an annual lease payment of $0.4 million and increasing 2% annually. Additionally, we invested $0.1 million in building improvements. During the quarter we sold one skilled nursing property in Georgia for $1.5 million resulting in a gain on sale of $1.0 million and net proceeds of $0.2 million after a $1.3 million pay down of a mortgage loan secured by the property. We also received $2.2 million in principal payments on mortgage loans receivable and $12.3 million from Assisted Living Concepts, Inc. (or ALC) as full redemption of the ALC Senior and Junior Notes we held as investments. The notes were redeemed at face value plus accrued and unpaid interest as of the redemption date and the proceeds were used to reduce amounts outstanding under our Unsecured Revolving Credit.

During the three months ended March 31, 2004, we borrowed $33.0 million and repaid $21.0 million under our Unsecured Revolving Credit. In January 2004, we issued 4.0 million shares of 8.0% Series F Cumulative Redeemable Preferred Stock (see Note 6. Stockholders’ Equity) which generated net cash proceeds of approximately $98.6 million. The cash proceeds plus cash on hand and borrowings under our Unsecured Revolving Credit were used to redeem all of the outstanding shares of our Series A and Series B preferred stock for $126.3 million which represented the $25.00 liquidation price per share plus all accrued and unpaid dividends through the redemption date.

During the three months ended March 31, 2004, $0.2 million in principal was received by the non-recourse senior mortgage participation holder and we paid $5.5 million in principal payments on mortgage loans and capital lease obligations including $4.5 million of mortgage debt repaid prior to maturity. The mortgage repaid was held in a REMIC pool we originated.

During the three months ended March 31, 2004, we declared and paid cash dividends on our Series A, Series B, Series C and Series E preferred stock totaling $1.9 million ($0.8 million of which was accrued at year end), $1.5 million ($0.4 million of which was accrued at year end), $0.8 million and $1.2 million respectively. During the three months ended March 31, 2004, we declared a cash dividend totaling $0.8 million which represented 22 days of accrued dividends on our new Series F preferred stock. Additionally, we declared and paid cash dividends on our common stock totaling $4.5 million. Subsequent to March 31, 2004 we declared a $0.275 dividend per share on our common stock payable on June 30, 2004.

During the first quarter of 2004, two of our limited partners exercised their conversion rights and exchanged their interest in five of our limited partnerships. In accordance with the partnership agreements, at our option, we issued 175,392 shares of our common stock. Since the market value of the common stock issued was greater than the book value of the partnership interests received, we recognized a $0.3 million increase in the basis of the properties underlying the limited partnership interests acquired.

Subsequent to March 31, 2004, we sold two closed skilled nursing properties for a total of $0.3 million resulting in a total loss on the sales of $0.3 million. Proceeds from the sale were used to payoff a $0.2 million mortgage loan securing one of the properties sold. We also acquired for $2.1 million from a REMIC pool we originated a 165 bed skilled nursing property in Texas which had been foreclosed on by the REMIC. The property is leased to a third party operator under a two year lease with a two year option to extend. The annual lease payment is $0.2 million during the initial two year term. In April 2004 we converted one mortgage loan on a 194 bed skilled nursing property in Arizona to an owned property through a deed in lieu foreclosure transaction plus $0.1 million. This property was added to a master lease with a third party operator, increasing the annual rent due under the master lease by $0.4 million. In April 2004, we funded a new loan on a 156 bed skilled nursing property in Georgia in the amount of $1.9 million. Also subsequent to March 31, 2004, we acquired a mortgage loan from a REMIC pool we originated for $0.7 million in cash which represented the outstanding loan balance owed to the REMIC pool under the mortgage.

In April 2004, we received conversion notification on 795,000 shares of Series E preferred stock. Accordingly we issued 1,590,000 shares of common stock.

On March 23, 2004, we filed a Form S-3 “shelf” registration statement which became effective April 5, 2004 and provides us with the capacity to offer up to $200.0 million in our debt and/or equity securities. Our decision to offer any or all securities covered under this registration is contingent on many factors including but not limited to the market for such securities, the general economic and financial market conditions and our performance, financial position and prospects for the use of any funds raised.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our mortgage loans receivable, REMIC Certificates and rents. The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties and assisted living properties we own or are pledged to us and the school we own. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the status of the operations of the skilled nursing facilities, assisted living facilities and the school. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. We generally made loans that have predetermined increases in interest rates and leases that have agreed upon annual increases. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we are at risk of net interest margin deterioration if medium and long-term rates were to increase.

All but $4.0 million face value of the REMIC Certificates we hold are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of impairment to any of the underlying mortgages. The returns on our investment in REMIC Certificates are subject to certain uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry. As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods. To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

We believe that our current cash flow from operations available for distribution or reinvestment, our current borrowing capacity and (based on market conditions) our ability to issue debt and equity securities are sufficient to provide for payment of our operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.

Critical Accounting Policies

Effective January 1, 2003, we adopted Statement of Financial Accounting Standard (or SFAS) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy for stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 provides three transition methods for entities that adopt the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. In addition to the prospective method originally provided under SFAS No. 123, SFAS No. 148 provides for a modified prospective method and a retroactive restatement method. We have adopted the prospective method and therefore will recognize compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

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

As of March 31, 2004, there were 250,000 options outstanding subject to the disclosure requirements of SFAS No. 148. The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date. In determining the estimated fair values for the options granted in prior years, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%. At March 31, 2004, the weighted average fair value of the options outstanding was estimated to be $0.84 per share, the weighted average exercise price of the options was $5.67 per share and the weighted average remaining vesting life was 1.4 years. See Note 6. Stockholders’ Equity for further discussion.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2003.

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “should” or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of our properties as it affects the continuing ability of such operators to meet their obligations to us under the terms of our agreements with our borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2003, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2004.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable, our investments in REMIC Certificates and fixed rate debt. For variable rate debt, such as our Unsecured Revolving Credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows.

At March 31, 2004, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $75.8 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $2.8 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.0 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

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

Item 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of March 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c)  In January 2004, two of our limited partners exercised their conversion rights and exchanged their interest in five of our limited partnerships. In accordance with the partnership agreements, at our option, we issued 175,392 shares of our common stock. The shares were issued in reliance on Section 4(2) of the Securities Act.

(e)  The following table provides the information with respect to repurchases of shares of our 9.5% Series A Cumulative Preferred Stock and 9.0% Series B Cumulative Preferred Stock during each month in the first quarter of 2004.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
January 1 through January 31, 2004
9.5% Series A Cumulative Preferred Stock (1)	1,225,680	$25.00	1,225,680	—
February 1 through February 29, 2004	—	—	—	—
March 1 through March 31, 2004
9.5% Series A Cumulative Preferred Stock (2)	1,838,520	$25.00	1,838,520	—
9.0% Series B Cumulative Preferred Stock (3)	1,988,000	$25.00	1,988,000	—

Total	5,052,200	$25.00	5,052,200	—

(1)	On December 31, 2003, we announced the redemption of 1,225,680 shares of our 9.5% Series A Cumulative Preferred Stock representing 40% of the outstanding shares of the Series A Cumulative Preferred Stock. The redemption date was January 30, 2004 and the redemption price was $25.00 per share plus accrued and unpaid dividends. Because the redemption was announced in 2003, all charges relating to the redemption were recorded in 2003.

(2)	On February 23, 2004, we announced the redemption of 1,838,520 shares of our 9.5% Series A Cumulative Preferred Stock representing all of the outstanding shares of the Series A Cumulative Preferred Stock. The redemption date was March 25, 2004 and the redemption price was $25.00 per share plus accrued and unpaid dividends.

(3)	On March 1, 2004, we announced the redemption of 1,988,000 shares of our 9.0% Series B Cumulative Preferred Stock representing all of the outstanding shares of the Series B Cumulative Preferred Stock. The redemption date was March 31, 2004 and the redemption price was $25.00 per share plus accrued and unpaid dividends.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as exhibits to this report:

3.1	Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock into unclassified shares of Preferred Stock filed April 1, 2004.

3.2	Articles Supplementary Reclassifying 40,000 Shares of Series D Junior Participating Preferred Stock into unclassified shares of Preferred Stock filed April 1, 2004.

10.1	Amended and Restated Employment Agreement of Wendy Simpson dated March 9, 2004.

10.2	Amended and Restated Employment Agreement of Alex Chavez dated March 9, 2004.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Registrant’s long-term debt have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

*	Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

(b)	Reports on Form 8-K

On January 26, 2004 we filed a Current Report on Form 8-K dated January 26, 2004 reporting that we signed a Credit Agreement dated as of December 26, 2003 with Bank of Montreal, as Administrative Agent and Harris Nesbitt Corp. as Co-Lead Arranger and Book Manager and Keybank Corporate Capital, Inc. as Co-Lead Arranger and Syndication Agent. The Credit Agreement provides for $45 million of total commitments and is a revolving line with no scheduled maturities other than the three year term of the Credit Agreement.

On February 6, 2004 we filed a Current Report on Form 8-K dated February 6, 2004 reporting our press release announcing the postponement of our Series F Preferred Stock offering.

On February 12, 2004, we filed a Current Report on Form 8-K dated February 12, 2004 reporting our press release announcing the operating results for the three and twelve months ended December 31, 2003.

On February 19, 2004, we filed a Current Report on Form 8-K dated February 18, 2004 announcing the issuance and sale of up to four million (4,000,000) shares of the 8% Series F Cumulative Preferred Stock.

On February 23, 2004, we filed a Current Report on Form 8-K dated February 23, 2004 reporting our press release announcing the redemption of 1,838,520 shares of our 9.5% Series A Cumulative Preferred Stock representing all of the outstanding shares of the Series A Cumulative Preferred Stock.

On February 27, 2004, we filed a Current Report on Form 8-K dated February 27, 2004 reporting our press release announcing the closing of the sale of 1 million shares of 8% Series F cumulative redeemable preferred stock in a registered direct placement.

On March 1, 2004, we filed a Current Report on Form 8-K dated March 1, 2004 reporting our press release announcing the redemption of 1,988,000 shares of our 9.0% Series B Cumulative Preferred Stock representing all of the outstanding shares of the Series B Cumulative Preferred Stock.

On March 19, 2004, we filed a Current Report on Form 8-K dated March 19, 2004 reporting our press release announcing the approval of an amendment to our Stockholder Rights Plan to change its expiration date from May 24, 2010 to April 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant

Dated: May 7, 2004	By:	/s/ WENDY L. SIMPSON

Wendy L. Simpson
Vice Chairman and Chief Financial Officer