Form 10-Q
period 2004-06-30
LTC PROPERTIES INC
filed 2004-08-05
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20459

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Shares of Registrant’s common stock, $.01 par value, outstanding August 2, 2004 – 19,652,947

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2004

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2004 - $78,853; 2003 - $72,597	$364,913	$356,617
Land	26,356	25,024
Properties held for sale, net of accumulated depreciation and amortization: 2004 - $0; 2003 - $779	—	984
Mortgage loans receivable, net of allowance for doubtful accounts: 2004 and 2003 - $1,280	75,469	71,465
REMIC Certificates	45,159	61,662
Real estate investments, net	511,897	515,752
Other Assets:
Cash and cash equivalents	2,793	17,919
Debt issue costs, net	1,381	1,496
Interest receivable	3,187	3,809
Prepaid expenses and other assets	4,486	4,495
Notes receivable	19,483	19,172
Marketable debt securities	—	12,281
Total Assets	$543,227	$574,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$1,500	$—
Mortgage loans payable	116,219	123,314
Bonds payable and capital lease obligations	14,160	14,686
Senior mortgage participation payable	17,835	18,250
Accrued interest	872	952
Accrued expenses and other liabilities	2,798	2,502
Accrued expenses and other liabilities related to properties held for sale	—	12
Liability for Series A 9.5% Preferred Stock redemption – 1,226 shares	—	30,642
Distributions payable	2,763	2,383
Total Liabilities	156,147	192,741

Minority interest	11,005	13,401
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2004 - 7,405; 2003 - 8,026	173,625	189,163
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2004 - 19,630; 2003 - 17,807	196	178
Capital in excess of par value	275,670	250,055
Cumulative net income	292,872	274,948
Other	1,094	(638)
Cumulative distributions	(367,382)	(344,924)
Total Stockholders’ Equity	376,075	368,782
Total Liabilities and Stockholders’ Equity	$543,227	$574,924

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$11,758	$9,979	$23,324	$19,765
Interest income from mortgage loans and notes receivable	2,334	2,489	4,472	4,996
Interest income from REMIC Certificates	2,047	2,551	4,438	5,337
Interest and other income	578	732	1,443	1,514
Total revenues	16,717	15,751	33,677	31,612

Expenses:
Interest expense	3,357	4,924	6,670	10,039
Depreciation and amortization	3,250	3,136	6,425	6,200
Impairment charge	—	—	—	1,260
Legal expenses	91	407	109	771
Operating and other expenses	1,482	1,237	2,733	3,036
Total expenses	8,180	9,704	15,937	21,306
Income before minority interest	8,537	6,047	17,740	10,306
Minority interest	(259)	(326)	(542)	(647)
Income from continuing operations	8,278	5,721	17,198	9,659

Discontinued operations:
Income (loss) from discontinued operations	2	(20)	8	(74)
(Loss) gain on sale of assets, net	(257)	679	718	679
Net (loss) income from discontinued operations	(255)	659	726	605

Net income	8,023	6,380	17,924	10,264

Preferred stock redemption charge	—	—	(4,029)	—
Preferred stock dividends	(3,581)	(3,756)	(8,527)	(7,517)
Net income available to common stockholders	$4,442	$2,624	$5,368	$2,747

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.25	$0.11	$0.25	$0.12
Diluted	$0.24	$0.11	$0.25	$0.12
Net (Loss) Income per Common Share from Discontinued Operations:
Basic	$(0.01)	$0.04	$0.04	$0.03
Diluted	$(0.01)	$0.04	$0.04	$0.03
Net Income per Common Share Available to Common Stockholders:
Basic	$0.23	$0.15	$0.29	$0.15
Diluted	$0.23	$0.15	$0.29	$0.15

Comprehensive income
Net income available to common stockholders	$4,442	$2,624	$5,368	$2,747
Unrealized gain (loss) on available-for-sale securities	568	(451)	568	(451)
Reclassification adjustment	—	—	—	1,303
Total comprehensive income	$5,010	$2,173	$5,936	$3,599

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$17,924	$10,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,429	6,507
Impairment charge	—	1,260
Straight-line rental income	(585)	—
Other non-cash charges	1,417	2,221
Gain on sale of real estate investments, net	(718)	(679)
Decrease in accrued interest	(80)	(5)
Net change in other assets and liabilities	1,175	(2,316)
Net cash provided by operating activities	25,562	17,252

INVESTING ACTIVITIES:
Investment in real estate mortgages	(6,223)	(1,707)
Investment in REMIC Certificates	(3,898)	(1,744)
Investment in real estate properties and capital improvements, net	(4,056)	(1,665)
Proceeds from sale of real estate investments and other assets, net	212	2,815
Principal payments on mortgage loans receivable	12,652	709
Advances under line of credit to CLC Healthcare, Inc.	—	(1,450)
Payments from CLC Healthcare, Inc. on line of credit	—	946
Redemption of investment in senior secured notes	12,281	—
Other	(337)	685
Net cash provided by (used in) investing activities	10,631	(1,411)

FINANCING ACTIVITIES:
Borrowings under the line of credit	36,500	4,500
Repayments of bank borrowings under the line of credit	(35,000)	(3,364)
Mortgage principal payments on the senior mortgage participation	(415)	(428)
Net proceeds from issuance of preferred stock	98,462	—
Principal payments on mortgage loans payable and capital lease obligations	(8,233)	(7,987)
Redemption of preferred stock	(126,305)	—
Repurchase of common and preferred stock	—	(3,461)
Distributions paid	(18,049)	(12,004)
Other	1,721	2,135
Net cash used in financing activities	(51,319)	(20,609)

Decrease in cash and cash equivalents	(15,126)	(4,768)
Cash and cash equivalents, beginning of period	17,919	8,001
Cash and cash equivalents, end of period	$2,793	$3,233

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,500	$8,807
Non-cash investing and financing transactions:
Exchange of limited partnership units for common stock	2,466	—
Exchange of mortgage loans for owned properties	9,277	—
Exchange of REMIC Certificates for mortgage loans receivable	12,025	—
Assumption of mortgage loans payable for acquisitions of real estate assets	2,098	—

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2003 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnerships.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over those partnerships is based on the provisions of the partnership agreements that provide us with a controlling financial interest in the partnerships.  Under the terms of the partnership agreements, our company, as general partner, is responsible for the management of the partnerships’ assets, business and affairs.  Our rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we are not taxed on our income that is distributed to our stockholders.

2.     Real Estate Investments

Owned Properties.  At June 30, 2004, we owned 55 skilled nursing properties with a total of 6,466 beds, 88 assisted living properties with 4,182 units and one school located in 23 states.

During the three months ended June 30, 2004 we sold two closed skilled nursing properties for a total of $262,000 resulting in a total loss on the sales of $257,000.  We received $5,000 in combined net proceeds from the sales after the $236,000 payment of mortgage debt secured by one of the properties sold.  During the six months ended June 30, 2004, we sold three skilled nursing properties resulting in a $718,000 gain on sale.  We received $212,000 in net proceeds after the payoff of $1,486,000 in mortgage debt secured by two of the properties sold.

During the second quarter of 2004 we acquired a 165 bed skilled nursing property in Texas which had been foreclosed on by a REMIC pool we originated.  The acquisition amount of $2,159,000 included the assumption of $2,098,000 of mortgage debt payable to the REMIC pool which we repaid subsequent to our acquisition. The property is leased to a third party operator under a two year lease with a two year option to extend.  The annual lease payment is $180,000 during the initial two year term and $240,000 during the extended two year term.  Additionally, we converted one mortgage loan on a 194 bed skilled nursing property in Arizona to an owned property through a deed in lieu foreclosure transaction.  We acquired this loan in the first quarter of 2004 from a REMIC pool we originated.  This property was added to a master lease with a third party operator, increasing the annual rent due under the master lease by $372,000.  We also converted one mortgage loan on two skilled nursing properties in Colorado with a total of 230 beds to owned properties through a deed in lieu foreclosure transaction plus $29,000.  The mortgage principal balance at the time of conversion was approximately $5,600,000. These properties are leased to two separate third party operators with combined annual lease payments totaling $1,059,000.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” properties held for sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale.  In addition, the operating results of real estate assets designated as held for sale and all gains and losses from real estate sold are included in discontinued operations in the consolidated statement of income.

Set forth in the table below are the components of the net income (loss) from discontinued operations for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Rental income	$—	$147	$16	$326
Interest and other income	—	51	—	101
Interest expense	—	(77)	—	(154)
Depreciation amortization	—	(139)	(4)	(307)
Legal expenses	—	(1)	—	(5)
Operating and other expenses	2	(1)	(4)	(35)

Income (loss) from discontinued operations	$2	$(20)	$8	$(74)

Mortgage Loans.  At June 30, 2004, we had 40 mortgage loans secured by first mortgages on 37 skilled nursing properties with a total of 4,442 beds and eight assisted living properties with a total of 369 units located in 19 states.  At June 30, 2004, the mortgage loans had interest rates ranging from 9.5% to 12.7% and maturities ranging from 2004 to 2019.  In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended June 30, 2004, we acquired a mortgage loan on a 50 bed skilled nursing property from a REMIC pool we originated. We paid $694,000, which represented the outstanding loan balance.  Also, during the second quarter, we funded a new loan on a 156 bed skilled nursing property in Georgia in the amount of $1,868,000.  Subsequent to June 30, 2004, we received $1,129,000 plus accrued interest and prepayment penalties related to the payoff of a mortgage loan secured by a property located in Arkansas.

REMIC Certificates.  As of June 30, 2004 we had $45,159,000 of REMIC Certificates at net book value, which includes the $3,873,000 of REMIC Certificates we acquired during the first quarter of 2004.  Of the $45,159,000, $39,723,000 of our net book value represents face value certificated interests in the principal balances of the underlying mortgage pools which at June 30, 2004 had a total unpaid principal balance of $181,620,000.  Additionally, there are also $134,382,000 senior certificates outstanding that have priority over the $39,723,000 of face value certificates we retained.

Our investment in the $39,723,000 of face value certificates is backed by the difference between the $181,620,000 in mortgage pool principal and the $134,382,000 of senior certificates outstanding, or $47,238,000, resulting in collateral in excess of our net book value of $7,515,000.

The remaining $5,436,000 of our REMIC Certificates are interest-only certificates that represent the present value of the expected cash flows resulting from the mortgage pools that result from the spread in interest that arises between what the underlying mortgage loans are paying in interest versus the interest being paid on the principal based certificates.  These cash flows have been discounted at a rate of 35% to arrive at the estimated fair market value of the interest-only certificates.

During the second quarter of 2004, the 1994-1 REMIC Pool was fully retired.  In exchange for our remaining interest in the 1994-1 REMIC Certificates we received four mortgage loans with an estimated fair value of $11,819,000 and an unamortized principal balance of $11,320,000.  Accordingly, we recorded a $499,000 premium on these loans which will be amortized as a yield adjustment over the remaining life of the loans.  Subsequent to the retirement of the 1994-1 REMIC Pool, two of the loans we received in exchange for our remaining interest in the REMIC Certificates matured and we received the combined outstanding principal balance of $4,144,000 in cash.

During the six months ended June 30, 2004, we acquired $4,000,000 face value REMIC Certificates in a pool we originated from a third party for $3,873,000 in cash, including accrued interest.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity.  As of June 30, 2004, available-for-sale certificates were recorded at their fair value of approximately $11,566,000.

At June 30, 2004, held-to-maturity certificates had a book value of $33,593,000 and an estimated fair value of $23,470,000.  As of June 30, 2004, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 26.93% and 11.77%, respectively.

Subsequent to June 30, 2004 we received prepayment penalties totaling $798,000 related to the early payoffs of two loans in 1998-1 REMIC Pool.

3.     Notes Receivable

At June 30, 2004, we held a Secured Term Note (or Secured Note) issued by Centers for Long Term Care, Inc. (or CLC), a wholly owned subsidiary of Center Healthcare, Inc., a private company that purchased CLC according to an Agreement and Plan of Merger dated October 6, 2003 as discussed in Note 8. of our Annual Report filed on Form 10-K for the year ended December 31, 2003.  The face value of the Secured Note is $8,867,000 which represents the balance due on a previous secured line of credit including unpaid interest and rents due and unpaid through April 30, 2003.  The Secured Note is due October 1, 2008 and provides for interest of 8.0% compounded monthly and accruing to the principal balance from October 1, 2003 through September 30, 2004, and 8.0% compounded monthly payable in cash quarterly in arrears beginning October 2004.  The book value of the note was $4,046,000 at June 30, 2004.  During 2003 and through June 30, 2004, we did not record any interest income on this note.

At June 30, 2004, we held a Promissory Note (or Note) issued by Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of CLC.  The face value of the Note is $9,150,000.  The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the principal payable in cash annually.  The Note is a full recourse obligation of HHI and is secured by all of the assets owned now or in the future by HHI and contains a provision for acceleration should there be a change of control of HHI or CLC.  We agreed to waive this provision to allow CLC to enter into the Agreement and Plan of Merger.  At June 30, 2004, HHI owned 1,452,794 shares of Assisted Living Concepts, Inc. (or ALC) common stock with a fair market value based on the closing price of ALC stock at June 30, 2004, of $15,109,000.  At June 30, 2004, our book value of the Note was $5,245,000 which represented the fair market value of 1,238,076 ALC shares acquired by HHI on December 31, 2001, including a $2,150,000 increase in the Note during 2003.  In accordance with the terms of the Note, we received $196,000 from HHI in March 2004 representing the 2.0% which is payable annually in cash in arrears.  This amount was recognized as interest income in the first quarter of 2004.  In the first quarter of 2003, we received $140,000 from HHI representing the 2.0% interest which was applied to the line of credit CLC had outstanding with us at that time.

4.     Debt Obligations

At June 30, 2004, $1,500,000 was outstanding under our Unsecured Revolving Credit and was subsequently paid in July 2004.  During the three and six months ended June 30, 2004, pricing under the Unsecured Revolving Credit ranged between LIBOR plus 2.75% and LIBOR plus 3.25%.

Subsequent to June 30, 2004, we paid off loans totaling $22,208,000 which were payable to REMIC pools we originated.

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 9 to 170 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the six months ended June 30, 2004 and 2003, the senior participation received principal payments of $415,000 and $428,000, respectively.  At June 30, 2004, $17,835,000 was outstanding under the senior mortgage participation.

6.     Stockholders’ Equity

During the six months ended June 30, 2004, we redeemed all 1,838,520 outstanding shares of Series A preferred stock and all 1,988,000 outstanding shares of Series B preferred stock.  Accordingly we recognized the $4,029,000 of original issue costs related to the Series A and Series B preferred stock as a preferred stock redemption charge in the six months ended June 30, 2004.  Also during the six months ended June 30, 2004, we issued 4,000,000 shares of Series F Cumulative Preferred Stock (or Series F preferred stock) in a registered direct placement generating net cash proceeds of approximately $98,462,000.  The cash proceeds and cash on hand were used to redeem all of the outstanding shares of our Series A preferred stock and Series B preferred stock.  The Series F preferred stock has a dividend rate of 8.0% and a liquidation value of $25.00 per share.  Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter.  The liquidation preference of the Series F preferred stock is pari passu with our other series of preferred stock.  The Series F preferred stock has no voting rights, no stated maturity, nor is it subject to any sinking fund or mandatory redemption.  On or after February 23, 2009, we may, at our option, redeem Series F preferred stock, in whole or from time to time in part, for $25.00 per share in cash plus any accrued and unpaid dividends to the date of redemption.  Subsequent to June 30, 2004, we issued an additional 2,640,000 of Series F preferred stock in a registered direct placement.  The additional Series F preferred stock was issued at $23.53 per share plus accrued dividends and resulted in net proceeds of $61,227,000 after expenses and fees, which will be used for general corporate purposes which may include investments in and acquisitions of health care properties, the funding of mortgage loans secured by health care properties and payment of various mortgage debt.

In April 2004, holders of 795,000 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 1,590,000 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  On July 14, 2004, holders of 10,800 shares of our Series E preferred stock notified us of their election to convert such shares into 21,600 shares of our common stock.  Subsequent to this most recent conversion, there are 1,394,200 shares of our Series E preferred stock outstanding and 19,652,947 shares of our common stock outstanding.

We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2004				Six months ended June 30, 2003
	Declared		Paid		Declared		Paid
Preferred Stock
Series A	$1,019		$1,860		$3,644		$3,644
Series B	1,118		1,491		2,239		2,239
Series C	1,636		1,636		1,636		1,636
Series E	1,932		2,338		—		—
Series F	2,822		822	(1)	—		—
	8,527		8,147		7,519		7,519

Common Stock	9,902	(2)	9,902	(2)	4,485	(4)	4,485	(4)

Total	$18,429	(3)	$18,049	(3)	$12,004		$12,004

(1)   Represents 22 days of accrued dividends.

(2)   Represents $0.25 per share in the first quarter of 2004 and $0.275 in the second quarter of 2004.

(3)   The difference between declared and paid is the change in distributions payable on the balance sheet at June 30, 2004 and December 31, 2003.

(4)   Represents $0.10 per share in the first quarter of 2003 and $0.15 in the second quarter of 2003.

Subsequent to June 30, 2004, we declared a cash dividend of $0.30 per share on our common stock payable on September 30, 2004, to stockholders of record on September 17, 2004.

During the six months ended June 30, 2004, a total of 92,171 stock options were exercised at a total option value of approximately $507,000 and a total market value as of the dates of exercise of approximately $1,462,000.  Subsequent to June 30, 2004, a total of 1,000 stock options were exercised at a total option value of approximately $5,000 and a total market value as of the exercise date of approximately $17,000.

In January 2004, two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we issued 168,365 shares of our common stock to one limited partner and paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner.  Since the market value of the common stock issued and cash paid was greater than the book value of the partnership interests received, we recognized a $295,000 increase in the basis of the properties underlying the limited partnership interests acquired.

Other equity consists of the following (in thousands):

	June 30, 2004	December 31, 2003
		(audited)
Notes receivable from stockholders	$(1,510)	$(2,792)
Deferred compensation	(118)	—
Accumulated comprehensive income	2,722	2,154
Total Other Equity	$1,094	$(638)

During the six months ended June 30, 2004, three notes receivable from stockholders with a combined balance of $940,000 were paid in full.  In addition, we recorded $342,000 in principal payments. Two of these notes were from current members of our board of directors.  Subsequent to June 30, 2004 one note receivable from a stockholder with a balance of $287,000 was paid in full.

On March 23, 2004, we filed a Form S-3 “shelf” registration which became effective April 5, 2004 and provides us with the capacity to offer up to $200,000,000 in our debt and/or equity securities.  As a result of our additional Series F preferred stock offering in July 2004, approximately $137,882,000 is available under the “shelf” registration as of August 2, 2004.

At our annual meeting held on May 18, 2004, stockholders approved the following equity related proposals:

1.     an increase in the number of authorized common stock from 35,000,000 to 45,000,000 shares;

2.     approval of The 2004 Stock Option Plan which provides for the granting of options on up to 500,000 shares of common stock; and

3.     approval of The 2004 Restricted Stock Plan which provides for the granting of up to 100,000 shares of restricted common stock.

During the three and six months ended June 30, 2004, 3,000 shares of restricted stock were issued at $15.13 per share.  These shares vest ratably over a three year period.  In addition, 30,240 shares of unvested restricted stock were canceled.  During the three and six months ended June 30, 2004, $87,000 and $172,000 of compensation expense was recognized related to the vesting of restricted stock.  During the three and six months ended June 30, 2003, $23,000 and $155,000 of compensation expense was recognized related to the vesting of restricted stock.

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or APB 25) and related Interpretations.  Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003.  During the three and six months ended June 30, 2004, 30,000 options to purchase common stock were issued at an exercise price of $15.13 and vest ratably over a three year period.  Accordingly, $4,000 of compensation expense was recognized during the second quarter of 2004 related to the vesting of these options.  No compensation expense was recognized in 2003 related to stock option vesting since no options were issued in 2003.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income available to common stockholders, as reported	$4,442	$2,624	$5,368	$2,747
Add: Stock-based compensation expense in the period	4	—	4	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(5)	(26)	(10)	(60)
Pro forma net income available to common stockholders	$4,441	$2,598	$5,362	$2,687

Net income per common share available to common stockholders:
Basic – as reported	$0.23	$0.15	$0.29	$0.15
Basic – pro forma	$0.23	$0.15	$0.29	$0.15
Diluted – as reported	$0.23	$0.15	$0.29	$0.15
Diluted – pro forma	$0.23	$0.15	$0.29	$0.15

Note: Compensation expense related to restricted shares has been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123.

7.     Major Operators

There are two companies that lease properties directly from us that each represent between 10% and 20% of our total assets.  One of these companies, Assisted Living Concepts, Inc. (or ALC), is publicly traded and thus files quarterly financial information with the Securities and Exchange Commission and the other is privately owned and thus no public financial information is available.  The following table summarizes ALC’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the six months ended June 30, 2004 per the lessee’s public filings:

Assisted Living Concepts, Inc.
(in thousands)

Current assets	$14,661
Non-current assets	187,537
Current liabilities	28,695
Non-current liabilities	138,900
Stockholders’ equity	34,603

Gross revenue	86,257
Operating expenses	76,697
Income from continuing operations	4,106
Net income	4,106

Cash provided by operations	8,646
Cash used in investing activities	(2,453)
Cash used in financing activities	(7,950)

ALC leases 37 assisted living properties with a total of 1,434 units we own representing approximately 13.1%, or $71,382,000, of our total assets net of 16,723,000 of accumulated depreciation ($88,105,000 gross asset value) at June 30, 2004.

In January 2004, we received $12,374,000 in cash from ALC as full redemption of ALC Senior and Junior Notes we held.  The notes were redeemed at face value plus accrued and unpaid interest as of the redemption date.  See Note 3. Notes Receivable for a discussion of a note we have with HHI which is secured by 1,452,794 shares of ALC’s common stock owned by HHI.

Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 12.9%, or $70,228,000, of our total assets at June 30, 2004.  Alterra announced on January 22, 2003, that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  Alterra emerged from bankruptcy in December 2003 as a non-publicly traded company.  All of our leases with Alterra were assumed, without change, by the reorganized Alterra.

Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by ALC and Alterra or any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

8.     Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$8,023	$6,380	$17,924	$10,264
Preferred stock redemption charges	—	—	(4,029)	—
Preferred stock dividends	(3,581)	(3,756)	(8,527)	(7,517)
Net income for basic net income per share	4,442	2,624	5,368	2,747
Effect of dilutive securities:
Other dilutive securities	—	—	—	—
Net income for diluted net income per share	$4,442	$2,624	$5,368	$2,747

Shares for basic net income per share	19,165	17,775	18,576	17,870
Effect of dilutive securities:
Stock options	121	106	147	98
Shares for diluted net income per share	19,286	17,881	18,723	17,968

Basic net income per share	$0.23	$0.15	$0.29	$0.15
Diluted net income per share	$0.23	$0.15	$0.29	$0.15

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Revenues for the three months ended June 30, 2004 increased to $16.7 million from $15.8 million for the same period in 2003.  Rental income for the three months ended June 30, 2004 increased $1.8 million primarily as a result of the effect of receiving rent for the entire second quarter of 2004 on properties formerly leased to Sun Healthcare Group, Inc. (or Sun) as compared to receiving no rent from Sun in the second quarter of 2003 ($0.4 million), receiving rent in 2004 on properties formerly leased to Centers for Long Term Care (or CLC) which were on non-accrual in the second quarter of 2003 ($1.2 million), the receipt of rent from properties acquired in 2003 and 2004 ($0.2 million), an increase due to straight-line rental income ($0.3 million), new leases and rental increases provided for in existing lease agreements ($0.2 million) partially offset by the one time receipt in 2003 of past due rents on non-accrual ($0.5 million).  Same store rental income, properties owned for the three months ended June 30, 2004 and the three months ended June 30, 2003 and excluding straight-line rental income, increased $1.2 million due to the effect of receiving rent for the entire quarter of 2004 on properties formerly leased to Sun and CLC as noted above and rental increases provided for in existing lease agreements.  Interest income from mortgage loans and notes receivable decreased $0.2 million from the prior year due to the pay off of two loans partially offset by the receipt of interest from new loans.  Interest income from REMIC Certificates for the three months ended June 30, 2004 decreased $0.5 million compared to the same period of 2003 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  Interest and other income for the three months ended June 30, 2004 decreased $0.2 million due to the redemption of Assisted Living Concepts, Inc. Senior and Junior Notes as discussed in Note 7.

Interest expense decreased by $1.5 million to $3.4 million for the three months ended June 30, 2004 from $4.9 million during the same period in 2003, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on our Unsecured Revolving Credit compared to the Secured Revolving Credit we had in the second quarter of 2003.

Depreciation and amortization expense for the second quarter of 2004 increased $0.1 million from the second quarter of 2003 due to acquisitions.

Legal expenses were $0.3 million lower in the second quarter of 2004 due to lower legal costs for general litigation defense.  Operating and other expenses were $0.2 million higher in the second quarter of 2004 due to increased costs related to being a publicly traded company and costs relating to our annual shareholders meeting.

During the three months ended June 30, 2004, our net loss from discontinued operations was $0.3 million.  During the second quarter of 2004, we sold two closed skilled nursing properties resulting in a loss on sale of $0.3 million.  During the second quarter of 2003, we reported net income from discontinued operations of $0.7 million related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

Net income available to common stockholders increased to $4.4 million for the three months ended June 30, 2004 from $2.6 million for the same period in 2003 primarily due to the increases in revenue and lower interest expense in 2004 as discussed above partially offset by a gain on the sale of assets in 2003 as discussed above.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenues for the six months ended June 30, 2004 increased to $33.7 million from $31.6 million for the same period in 2003.  Rental income for the six months ended June 30, 2004 increased $3.6 million primarily as a result of the effect of receiving rent for the entire six months of 2004 on properties formerly leased to Sun Healthcare

Group, Inc. (or Sun) as compared to receiving one month of rent from Sun in 2003 ($0.6 million), receiving rent in 2004 on properties formerly leased to Centers for Long Term Care (or CLC) which were on non-accrual in the first half of 2003 ($2.2 million), the receipt of rent from properties acquired in 2003 and 2004 ($0.3 million), an increase due to straight-line rental income ($0.6 million), new leases and rental increases provided for in existing lease agreements ($0.4 million) partially offset by the one time receipt in 2003 of past due rents on non-accrual ($0.5 million).  Same store rental income, properties owned for the six months ended June 30, 2004 and the six months ended June 30, 2003 and excluding straight-line rental income, increased $2.7 million due to the effect of receiving rent in 2004 on properties formerly leased to Sun and CLC as noted above and rental increases provided for in existing lease agreements.  Interest income from mortgage loans and notes receivable decreased $0.5 million from prior year due to the pay off of two loans partially offset by the receipt of interest from new loans.  Interest income from REMIC Certificates for the six months ended June 30, 2004 decreased $0.9 million compared to the same period of 2003 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  Interest and other income for the six months ended June 30, 2004 decreased $0.1 million.

Interest expense decreased by $3.3 million to $6.7 million for the six months ended June 30, 2004, from $10.0 million during the same period in 2003, due to a decrease in average borrowings outstanding during the period and a decrease in interest rates on our Unsecured Revolving Credit compared to the Secured Revolving Credit we had in the six months of 2003.

Depreciation and amortization expense for the six months ended June 30, 2004, increased $0.2 million from the same period in of 2003 due to acquisitions.

We recorded a $1.3 million impairment charge during the six months ended June 30, 2003, related to a mortgage loan on one skilled nursing property that was closed in 2002 and not reopened or sold and the reclassification of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss.  No impairment charge was taken in the same period of 2004.

Legal expenses were $0.7 million lower in the six months ended June 30, 2004, due to lower legal costs for general litigation defense.  Operating and other expenses decreased $0.3 million due to lower property tax and other payments made in 2003 on behalf of certain operators and for closed and unsold properties.

During the six months ended June 30, 2004, net income from discontinued operations was $0.7 million.  During 2004, we sold three skilled nursing properties resulting in a gain on sale of $0.7 million.  During the same period in 2003, we reported net income from discontinued operations of $0.6 million related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

During the six months ended June 30, 2004, we redeemed all of our outstanding Series A and Series B preferred stock.  Accordingly, we recognized a $4.0 million preferred stock redemption charge related to the original issue costs of the stock redeemed.  In addition, preferred stock dividends were $1.0 million higher in the six months ended June 30, 2004, as compared to the prior year due to the issuance of Series E and Series F preferred stock and the timing of the Series A and Series B preferred stock redemption.

Net income available to common stockholders increased to $5.4 million for the six months ended June 30, 2004 from $2.7 million for the same period in 2003 primarily due to the increases in revenue, no impairment charge in 2004, and lower interest expense in 2004 partially offset by a $4.0 million preferred stock redemption charge and a $1.0 million increase in preferred stock dividends as discussed above.

Liquidity and Capital Resources

At June 30, 2004, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $470.1 million invested primarily in owned long-term care properties, mortgage loans of approximately $75.5 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $45.2 million with a weighted average effective yield of 15.5%.  At June 30, 2004 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $134.4 million and 6.9%.  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 92 skilled nursing properties, 96 assisted living properties and one school in 30 states.

For the six months ended June 30, 2004, we had net cash provided by operating activities of $25.6 million.  During the six months ended 2004 we acquired two mortgage loans from a REMIC pool we originated for $4.3 million, which represented the outstanding loan balances.  Additionally, we originated one new mortgage loan for $1.9 million secured by a 156 bed skilled nursing property in Georgia and purchased $4.0 million face value REMIC Certificates in a pool we originated from a third party for $3.9 million in cash including accrued interest.  During the six months ended June 30, 2004 we acquired a 120 bed skilled nursing property in Texas for a total of $3.4 million in cash.  The property is leased to a third party operator under a 20 year lease with annual lease revenue of $0.4 million in the first year and increasing 2% annually.  We also purchased a 165 bed skilled nursing property in Texas for a total cost basis of $2.2 million including the assumption of a $2.1 million mortgage loan payable to a REMIC Pool we originated.  Subsequent to the acquisition we paid off the loan in its entirety.  The property is leased to a third party operator under a two year lease with annual revenue of $0.2 million.  The lease contains one two year option to extend the lease at a 3.3% increase.  Additionally, we invested $0.6 million in building improvements.  During the six months ended June 30, 2004 we sold three skilled nursing properties for $1.8 million resulting in a gain on sale of $0.7 million and net proceeds of $0.2 million after a $1.5 million principal payment on mortgage loans secured by the properties sold.  We also received $12.7 million in principal payments on mortgage loans receivable and $12.3 million from Assisted Living Concepts, Inc. (or ALC) as full redemption of the ALC Senior and Junior Notes we held as investments.  The notes were redeemed at face value plus accrued and unpaid interest as of the redemption date and the proceeds were used to reduce amounts outstanding under our Unsecured Revolving Credit.

During the six months ended June 30, 2004, we borrowed $36.5 million and repaid $35.0 million under our Unsecured Revolving Credit.  In January 2004, we issued 4.0 million shares of 8.0% Series F Cumulative Preferred Stock (see Note 6. Stockholders’ Equity) which generated net cash proceeds of approximately $98.5 million.  The cash proceeds plus cash on hand and borrowings under our Unsecured Revolving Credit were used to redeem all of the outstanding shares of our Series A and Series B preferred stock for $126.3 million which represented the $25.00 liquidation price per share plus all accrued and unpaid dividends through the redemption date.

During the six months ended June 30, 2004, $0.4 million in principal was received by the non-recourse senior mortgage participation holder and we paid $8.2 million in principal payments on mortgage loans and capital lease obligations including $4.5 million of mortgage debt repaid prior to maturity.  The mortgage repaid was held in a REMIC pool we originated.

During the six months ended June 30, 2004, we paid cash dividends on our Series A, Series B, Series C, Series E, and Series F preferred stock totaling $1.9 million, $1.5 million, $1.6 million, $2.3 million and $0.8 million respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $9.9 million.  Subsequent to June 30, 2004 we declared a $0.30 dividend per share on our common stock payable on September 30, 2004.

In January 2004, two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we issued 168,365 shares of our common stock to one limited partner and paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner.  Since the market value of the common stock issued and cash paid was greater than the book value of the partnership interests received, we recognized a $295,000 increase in the basis of the properties underlying the limited partnership interests acquired.

In April 2004, holders of 795,000 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 1,590,000 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  On July 14, 2004 holders of 10,800 shares of our Series E preferred stock notified us of their election to convert such shares into 21,600 shares of our common stock.  Subsequent to this most recent conversion, there are 1,394,200 shares of our Series E preferred stock outstanding and 19,652,947 shares of our common stock outstanding.

On March 23, 2004, we filed a Form S-3 “shelf” registration statement which became effective April 5, 2004, and provides us with the capacity to offer up to $200.0 million in our debt and/or equity securities.  Subsequent to June 30, 2004, we issued an additional 2,640,000 of Series F preferred stock in a registered direct placement.  The additional Series F preferred stock was issued at $23.53 per share plus accrued dividends and resulted in net proceeds of $61.2 million after expenses and fees, which will be used for general corporate purposes which may include investments in and acquisitions of health care properties, the funding of mortgage loans secured by health care properties and payment of various mortgage debt.  As a result of our additional Series F preferred stock offering in July 2004, approximately $137.9 million is available under the “shelf” registration.  Subsequent to June 30, 2004, we paid off mortgage loans payable totaling $22.2 million which were payable to REMIC pools we originated.  Of the $22.2 million $3.6 million was to mature in 2005 and the $18.6 million was to mature in 2006.  Currently there is only $4.1 million of mortgage debt due in 2005.

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

Our investments, principally our investments in mortgage loans, REMIC Certificates, and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we are at risk of net interest margin deterioration if medium and long-term rates were to increase.

All but $4.0 million face value of the REMIC Certificates we hold are subordinate in rank and right of payment to the certificates sold to third-party investors and as such would, in most cases, bear the first risk of loss in the event of impairment to any of the underlying mortgages.  The returns on our investment in REMIC Certificates are subject to uncertainties and contingencies including, without limitation, the level of prepayments, estimated future credit losses, prevailing interest rates, and the timing and magnitude of credit losses on the underlying mortgages collateralizing the securities that are a result of the general condition of the real estate market or long-term care industry.  As these uncertainties and contingencies are difficult to predict and are subject to future events that may alter management’s estimations and assumptions, no assurance can be given that current yields will not vary significantly in future periods.  To minimize the impact of prepayments, the mortgage loans underlying the REMIC Certificates generally prohibit prepayment unless the property is sold to an unaffiliated third party (with respect to the borrower).

We believe that our current cash flow from operations available for distribution or reinvestment, our current borrowing capacity and (based on market conditions) our ability to issue debt and equity securities are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.

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

As of June 30, 2004, there were 207,300 options outstanding subject to the disclosure requirements of SFAS No. 148.  The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date.  In determining the estimated fair values for the options granted in prior years, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%.  For options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39 and the weighted average risk free interest rate was 3.18%.  At June 30, 2004, the weighted average fair value of the options outstanding was estimated to be $1.11 per share, the weighted average exercise price of the options was $7.09 per share and the weighted average remaining vesting life was 1.8 years.  See Note 6. Stockholders’ Equity for further discussion.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2004.

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

At June 30, 2004, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $74.0 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.1 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.3 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

The estimated impact of changes in interest rates discussed above are determined by considering the impact of the hypothetical interest rates on our borrowing costs, lending rates and current U.S. Treasury rates from which our financial instruments may be priced.  We currently do not believe that future market rate risks related to our financial instruments will be material to our financial position or results of operations.  These analyses do not consider the effects of industry specific events, changes in the real estate markets, or other overall economic activities that could increase or decrease the fair value of our financial instruments.  If such events or changes were to occur, we would consider taking actions to mitigate and/or reduce any negative exposure to such changes.

However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of June 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

The Annual Meeting of Stockholders was held on May 18, 2004 (Annual Meeting).  At the Annual Meeting Andre C. Dimitriadis, Edmund C. King, Wendy Simpson, Timothy J. Triche, M.D. and Sam Yellen were re-elected as directors to serve for a one-year term until the 2005 Annual Meeting of Stockholders.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Against	Abstentions
Election of Andre C. Dimitriadis	17,210,018		236,941
Election of Edmund C. King	17,202,831		244,127
Election of Wendy L. Simpson	17,183,336		263,622
Election of Timothy J. Triche, M.D.	17,230,400		216,558
Election of Sam Yellen	17,193,784		253,174
Approval of an Amendment to the Charter of the Company to increase the number of authorized shares of Common Stock from 35,000,000 to 45,000,000	15,770,189	1,615,914	60,863
Approval of an amendment to the Charter of the Company to increase the number of authorized shares of preferred stock from 15,000,000 to 25,000,000 shares	9,442,273	2,666,113	89,933
Approval of the Company’s 2004 Stock Option Plan	10,159,205	1,913,814	125,230
Approval of the Company’s 2004 Restricted Stock Plan	10,231,348	1,829,033	137,939
Ratification of the Company’s Independent Auditors	17,267,765	127,420	51,773

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

The following exhibits are filed as exhibits to this report:

3.1           Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.2           Articles Supplementary Classifying 3,080,000 shares of 9.5% Series A Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.3           Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.4           Articles Supplementary Classifying 2,000,000 Shares of 9.0% Series B Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 2.5 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on December 15, 1997)

3.5           Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.6           Articles Supplementary Classifying 40,000 shares of Series D Junior Participating Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on May 9, 2000)

3.7           Articles Supplementary, reclassifying 5,000,000 shares of common stock into preferred stock (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed on June 27, 2003)

3.8           Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on September 17, 2003)

3.9           Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed on February 19, 2004)

3.10         Articles Supplementary, reclassifying and designating 40,000 shares of Series D Junior Participating Preferred Stock of LTC Properties, Inc. to authorized but unissued preferred stock (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on March 19, 2004)

3.11         Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock filed April 1, 2004 (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on From 10-Q for the quarter ended March 31, 2004)

3.12         Articles of Amendment replacing Section 7.1 regarding shares of stock authorized for issue is 60,000,000; made up of 45,000,000 common and 15,000,000 preferred shares filed June 24, 2004.

3.13         Articles Supplementary Classifying an additional 2,640,000 Shares of 8.0% Series F Cumulative Preferred Stock filed July 16, 2004.

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

* Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

(b)           Reports on Form 8-K

On April 20, 2004, we filed a Current Report on Form 8-K dated April 20, 2004 reporting our press release announcing the operating results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 5, 2004	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
Vice Chairman and Chief Financial Officer