Form 10-Q
period 2004-09-30
LTC PROPERTIES INC
filed 2004-11-03
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20459

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Shares of Registrant’s common stock, $.01 par value, outstanding October 29, 2004 – 20,435,483

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2004

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2004 - $80,226;2003 - $70,895	$357,843	$352,461
Land	26,156	24,824
Properties held for sale, net of accumulated depreciation and amortization: 2004 - $0; 2003 - $2,481	—	5,340
Mortgage loans receivable, net of allowance for doubtful accounts: 2004 and 2003 - $1,280	76,754	71,465
REMIC Certificates	43,879	61,662
Real estate investments, net	504,632	515,752
Other Assets:
Cash and cash equivalents	44,897	17,919
Debt issue costs, net	1,276	1,496
Interest receivable	3,030	3,809
Prepaid expenses and other assets	4,844	4,495
Notes receivable	15,914	19,172
Marketable debt securities	—	12,281
Total Assets	$574,593	$574,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loans payable	$87,947	$120,819
Bonds payable and capital lease obligations	14,064	14,686
Senior mortgage participation payable	17,618	18,250
Accrued interest	728	943
Accrued expenses and other liabilities	3,405	2,478
Accrued expenses and other liabilities related to properties held for sale	—	2,540
Liability for Series A 9.5% Preferred Stock redemption – 1,226 shares	—	30,642
Distributions payable	3,312	2,383
Total Liabilities	127,074	192,741

Minority interest	10,293	13,401
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2004 – 9,674;2003 - 8,026	230,358	189,163
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2004 – 20,428;2003 - 17,807	204	178
Capital in excess of par value	281,082	250,055
Cumulative net income	302,160	274,948
Other	1,324	(638)
Cumulative distributions	(377,902)	(344,924)
Total Stockholders’ Equity	437,226	368,782
Total Liabilities and Stockholders’ Equity	$574,593	$574,924

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$11,672	$9,943	$34,767	$29,648
Interest income from mortgage loans and notes receivable	2,135	2,549	6,607	7,545
Interest income from REMIC Certificates	1,795	2,470	6,233	7,807
Interest and other income	1,541	928	2,984	2,441
Total revenues	17,143	15,890	50,591	47,441
Expenses:
Interest expense	2,845	4,662	9,515	14,623
Depreciation and amortization	3,243	3,042	9,588	9,165
Impairment charge	—	—	—	1,260
Legal expenses	25	238	134	1,007
Operating and other expenses	1,453	1,397	4,186	4,408
Total expenses	7,566	9,339	23,423	30,463
Income before minority interest	9,577	6,551	27,168	16,978
Minority interest	(253)	(321)	(795)	(968)
Income from continuing operations	9,324	6,230	26,373	16,010
Discontinued operations:
Income (loss) from discontinued operations	74	166	231	(29)
(Loss) gain on sale of assets, net	(110)	(343)	608	336
Net (loss) income from discontinued operations	(36)	(177)	839	307
Net income	9,288	6,053	27,212	16,317
Preferred stock redemption charge	—	—	(4,029)	—
Preferred stock dividends	(4,393)	(3,924)	(12,920)	(11,441)
Net income available to common stockholders	$4,895	$2,129	$10,263	$4,876

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.25	$0.13	$0.50	$0.25
Diluted	$0.24	$0.13	$0.49	$0.25
Net (Loss) Income per Common Share from Discontinued Operations:
Basic	$—	$(0.01)	$0.04	$0.02
Diluted	$—	$(0.01)	$0.04	$0.02
Net Income per Common Share Available to Common Stockholders:
Basic	$0.25	$0.12	$0.54	$0.27
Diluted	$0.24	$0.12	$0.53	$0.27

Basic weighted average shares outstanding	19,960	17,803	19,041	17,847

Comprehensive income
Net income available to common stockholders	$4,895	$2,129	$10,263	$4,876
Unrealized loss on available-for-sale securities	(583)	—	(15)	(451)
Reclassification adjustment	—	—	—	1,303
Total comprehensive income	$4,312	$2,129	$10,248	$5,728

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$27,212	$16,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,699	9,713
Impairment charge	—	1,260
Straight-line rental income	(846)	—
Other non-cash charges	2,233	3,564
Gain on sale of real estate investments, net	(608)	(336)
Decrease in accrued interest	(224)	(225)
Net change in other assets and liabilities	771	(3,593)
Net cash provided by operating activities	38,237	26,700

INVESTING ACTIVITIES:
Investment in real estate mortgages	(6,223)	(1,707)
Investment in REMIC Certificates	(3,898)	—
Investment in marketable debt securities	—	(1,744)
Investment in real estate properties and capital improvements, net	(3,882)	(1,654)
Proceeds from sale of real estate investments and other assets, net	4,735	4,368
Principal payments on mortgage loans receivable and REMIC Certificates	15,100	4,246
Advances under line of credit to CLC Healthcare, Inc.	—	(1,452)
Payments from CLC Healthcare, Inc. on line of credit	—	2,146
Redemption of investment in senior secured notes	12,281	—
Other	(491)	(1,530)
Net cash provided by investing activities	17,622	2,673

FINANCING ACTIVITIES:
Borrowings under the line of credit	36,500	7,500
Repayments of bank borrowings under the line of credit	(36,500)	(55,921)
Mortgage principal payments on the senior mortgage participation	(632)	(650)
Net proceeds from issuance of preferred stock	159,583	52,497
Principal payments on mortgage loans payable and capital lease obligations	(36,601)	(9,939)
Redemption of preferred stock	(126,305)	—
Repurchase of common and preferred stock	—	(3,461)
Distributions paid	(27,742)	(18,375)
Other	2,816	2,451
Net cash used in financing activities	(28,881)	(25,898)

Increase in cash and cash equivalents	26,978	3,475
Cash and cash equivalents, beginning of period	17,919	8,001
Cash and cash equivalents, end of period	$44,897	$11,476

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$9,360	$13,065
Non-cash investing and financing transactions:
Exchange of limited partnership units for common stock	$3,193	$—
Exchange of mortgage loans for owned properties	9,277	—
Exchange of REMIC Certificates for mortgage loans receivable	12,025	—
Refinance of notes receivable into a mortgage loan receivable	3,751	—
Assumption of mortgage loans payable on acquisitions of real estate assets	2,098	—

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2003 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnerships.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over those partnerships is based on the provisions of the partnership agreements that provide us with a controlling financial interest in the partnerships.  Under the terms of the partnership agreements, our company, as general partner, is responsible for the management of the partnerships’ assets, business and affairs.  Certain of our rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we are not taxed on income that is distributed to our stockholders.

2.              Real Estate Investments

Owned Properties.  At September 30, 2004, we owned properties in 23 states consisting of 53 skilled nursing properties with a total of 6,277 beds, 88 assisted living properties with 4,182 units and one school.

During the quarter ended September 30, 2004, we sold two skilled nursing properties in the state of Washington resulting in net proceeds of $4,552,000 and a loss of $110,000.

During the nine months ended September 30, 2004, we sold five skilled nursing properties, two of which were closed, resulting in a $608,000 gain.  We received $4,735,000 in net proceeds after the payoff of $1,486,000 in mortgage debt secured by two of the properties sold.

During the nine months ended September 30, 2004, we acquired a 165 bed skilled nursing property in Texas which had been foreclosed on by a REMIC Pool we originated.  The acquisition amount of $2,159,000 included the assumption of $2,098,000 of mortgage debt payable to the REMIC Pool which we repaid subsequent to our acquisition. The property is leased to a third party operator under a two year lease with a two year option to extend.  The annual lease payment is $180,000 during the initial two year term and $240,000 during the extended two year term.  We also purchased a 120 bed skilled nursing property in Texas for a total of $3,371,000 in cash.  The property is leased to a third party operator under a 20 year lease beginning at an annual lease payment of $363,000 and increasing 2% annually.

Also during the nine months ended September 30, 2004, we converted one mortgage loan, in the amount of $3,661,000, on a 194 bed skilled nursing property in Arizona to an owned property through a deed in lieu of foreclosure transaction.  We acquired this loan in the first quarter of 2004 from a REMIC Pool we originated.  This property was added to a master lease with a third party operator, increasing the annual rent due under the master lease by $372,000.  Additionally, we converted one mortgage loan on two skilled nursing properties in Colorado with a total of 230 beds to owned properties through a deed in lieu of foreclosure transaction.  The mortgage principal balance at the time of conversion was approximately $5,616,000.  We have agreed to lease these two properties together with a 55 bed skilled nursing property in Colorado to an operator for approximately $547,000 in the initial year and increasing 3% per year for the first 10 years, 2% per year for the next 10 years and 1% per year for the remaining 10 years of the lease.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” properties held for sale on the balance sheet at December 31, 2003 includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale.  In addition, the operating results of real estate assets designated as held for sale and all gains and losses from real estate sold are included in discontinued operations in the consolidated statement of income.

Set forth in the table below are the components of the net income (loss) from discontinued operations for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003

Rental income	$101	$299	$346	$685
Interest and other income	—	47	—	149
Interest expense	—	(76)	—	(308)
Depreciation and amortization	(27)	(164)	(111)	(548)
Legal expenses	—	—	—	(7)
Operating and other expenses	—	60	(4)	—

Income (loss) from discontinued operations	$74	$166	$231	$(29)

Mortgage Loans.  At September 30, 2004, we had 39 mortgage loans secured by first mortgages on 35 skilled nursing properties with a total of 4,281 beds, eight assisted living properties with a total of 369 units and one school located in 20 states.  At September 30, 2004, the mortgage loans had interest rates ranging from 6.0% to 12.7% and maturities ranging from 2004 to 2019.  In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the third quarter of 2004, we refinanced into one mortgage loan secured by one school in Minnesota, two notes receivable totaling $3,751,000.  The loan matures in 15 years and has an interest rate of 6.0% in the initial year and increases thirty-two basis points annually.  During the nine months ended September 30, 2004, we acquired two mortgage loans on skilled nursing properties from a REMIC pool we originated. We paid $4,355,000, which represented the outstanding loan balances.  Additionally, we funded a new loan on a 156 bed skilled nursing property in Georgia in the amount of $1,868,000.  The loan matures in seven years and has an interest rate of 10.5% in the initial year and increases ten basis points annually thereafter.

At September 30, 2004, we had a commitment to fund a $5,950,000 mortgage loan secured by two assisted living properties in Texas.  This mortgage loan, if funded, will have a three year term and bear interest at 11.0% annually.  We also had a commitment to fund a $6,750,000 mortgage loan secured by two skilled nursing properties and one assisted living property in Florida.  This mortgage loan, if funded, will have a term of five years, have an initial annual interest rate of 10.75% and increase ten basis points annually.

Subsequent to September 30, 2004, we originated one new mortgage loan secured by a 62 unit assisted living property in South Carolina.  The principal balance of the new loan is $2,000,000 and the amount funded to the borrower after fees and tax impounds was $1,914,000.  The mortgage loan has a five year term and bears interest at 11.0% annually.

REMIC Certificates.  As of September 30, 2004, we had $43,879,000 of REMIC Certificates at net book value.  Of the $43,879,000, $40,515,000 of our net book value represents face value certificated interests in the principal balances of the underlying mortgage pools which at September 30, 2004, had a total unpaid principal balance of $128,666,000.  There are $82,400,000 of senior certificates outstanding that have priority over the $40,515,000 of face value certificates we retained.

Our investment in the $40,515,000 of face value certificates is backed by the difference between the $128,666,000 in mortgage pool principal and the $82,400,000 of senior certificates outstanding, or $46,266,000, resulting in collateral in excess of our net book value of $5,750,000.

The remaining $3,364,000 of our REMIC Certificates are interest-only certificates that represent the present value of the expected cash flows resulting from the mortgage pools that result from the spread in interest that arises between what the underlying mortgage loans are paying in interest versus the interest being paid on the principal based certificates.  These cash flows have been discounted at a rate of 35% to arrive at the estimated fair market value of the interest-only certificates.

During the nine months ended September 30, 2004, we acquired $4,000,000 face value REMIC Certificates in a pool we originated from a third party for $3,873,000 in cash, including accrued interest.  Additionally, the 1994-1 REMIC Pool was fully retired.  In exchange for our remaining interest in the 1994-1 REMIC Certificates we received four mortgage loans with an estimated fair value of $11,819,000 and an unamortized principal balance of $11,320,000.  Accordingly, we recorded a $499,000 premium on these loans which will be amortized as a yield adjustment over the remaining life of the loans.  Subsequent to the retirement of the 1994-1 REMIC Pool, two of the loans we received in exchange for our remaining interest in the REMIC Certificates matured and we received the combined outstanding principal balance of $4,144,000 in cash.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity.  As of September 30, 2004, available-for-sale certificates were recorded at their fair value of approximately $9,519,000.

At September 30, 2004, held-to-maturity certificates had a book value of $34,360,000 and an estimated fair value of $23,913,000.  As of September 30, 2004, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 26.25% and 11.77%, respectively.

3.              Notes Receivable

At September 30, 2004, we held a Promissory Note (or Note) issued by Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of Centers for Long Term Care, Inc. (or CLC).  The face value of the Note is $9,150,000.  The Note is for a term of five years and bears interest at 5.0%, compounded annually and accruing to the principal balance plus interest at 2.0% on the principal payable in cash annually.  The Note is a full recourse obligation of HHI and is secured by all of the assets owned now or in the future by HHI and contains a provision for acceleration should there be a change of control of HHI or CLC.  We agreed to waive this provision to allow CLC to enter into the Agreement and Plan of Merger.  At September 30, 2004, HHI owned 1,452,794 shares of Assisted Living Concepts, Inc. (or ALC) common stock with a fair market value based on the closing price of ALC stock at September 30, 2004, of $16,780,000.  At September 30, 2004, our book value of the Note was $5,245,000 which represented the fair market value of 1,238,076 ALC shares acquired by HHI on December 31, 2001, including a $2,150,000 increase in the Note during 2003.  In accordance with the terms of the Note, we received $196,000 from HHI in March 2004 representing the 2.0% which is payable annually in cash in arrears.  This amount was recognized as interest income in the first quarter of 2004.  In addition, during the third quarter of 2004, we recognized $177,000 of interest income for the period July 1 through

September 30, 2004.  In the first quarter of 2003, we received $140,000 from HHI representing the 2.0% interest which was applied to the line of credit CLC had outstanding with us at that time.

During 2004 ALC announced that they had engaged investment bankers to help them maximize shareholder value.  ALC also announced that they had received several cash offers to purchase the stock of ALC.

At September 30, 2004, we held a Secured Term Note (or Secured Note) issued by CLC, a wholly owned subsidiary of Center Healthcare, Inc., a private company that purchased CLC according to an Agreement and Plan of Merger dated October 6, 2003 as discussed in Note 8 of our Annual Report filed on Form 10-K for the year ended December 31, 2003.  The face value of the Secured Note is $8,867,000 which represents the balance due on a previous secured line of credit including unpaid interest and rents due and unpaid through April 30, 2003.  The Secured Note is due October 1, 2008 and provides for interest of 8.0% compounded monthly and accruing to the principal balance from October 1, 2003 through September 30, 2004, and 8.0% compounded monthly payable in cash quarterly in arrears beginning October 2004.  Our book value of the note was $4,046,000 at September 30, 2004.  During 2003 and through June 30, 2004, we accrued and reserved interest income on this note.  During the third quarter of 2004, we recognized $191,000 of interest income for the period July 1 through September 30, 2004.  The Secured Note is secured by the ALC stock held by HHI.

Subsequent to September 30, 2004, we consolidated the Note with HHI and the Secured Note with CLC into one Amended, Restated and Consolidated Promissory Note (or Consolidated Note).  The Consolidated Note has a principal balance of $20,043,000 and interest rate of 8.0% per year compounded monthly and accruing to the balance of the note, matures on October 1, 2007 and is secured by all 1,452,794 shares of ALC common stock owned by HHI.  Cash payments of principal and interest are due upon maturity.  However, any proceeds from the sale of the collateral would result in a prepayment of the Consolidated Note.  The Consolidated Note provides for up to $1,000,000 in advances based upon certain terms and conditions of the note, $658,000 of which we advanced to CLC during October 2004.  At October 29, 2004, the book value of the Consolidated Note was $10,141,000.

4.              Debt Obligations

At September 30, 2004, we have no outstanding balances under our Unsecured Revolving Credit.  During the nine months ended September 30, 2004, pricing under the Unsecured Revolving Credit ranged between LIBOR plus 2.75% and LIBOR plus 3.25%.  Subsequent to September 30, 2004, we amended the Unsecured Revolving Credit to provide for an additional $20,000,000 in the line of credit bringing the total line of credit under the Unsecured Revolving Credit to $65,000,000.

As previously disclosed in Note 11 of our Annual Report filed on Form 10-K for the year ended December 31, 2003, on October 2, 2002, we issued 1,500,000 book value units (or BVU), to the lenders under our old Secured Revolving Credit.  The BVUs were disclosed as a contingent liability at December 31, 2003 and 2002.  The number of BVUs issued represented 20,000 BVUs for each $1,000,000 of outstanding commitment ($75,000,000) as of October 2, 2002.  For the BVUs to have value to the lenders our book value per common share at September 30, 2004, would have to be in excess of $10.92.  At September 30, 2004, our book value per common share was $10.13 and as a result the BVUs have expired and we had no financial obligation and have no contingent liability related to them.

During the three and nine months ended September 30, 2004, we paid off $27,824,000 and $34,439,000, respectively, in mortgage notes payable to REMIC Pools we originated.  Subsequent to September 30, 2004, we paid off $12,243,000 in mortgage notes payable to REMIC Pools we originated.

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 6 to 167 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the nine months ended September 30, 2004 and 2003, the senior participation received principal payments of $632,000 and $650,000, respectively.  At September 30, 2004, $17,618,000 was outstanding under the senior mortgage participation.

6.              Stockholders’ Equity

During the nine months ended September 30, 2004, we redeemed all 1,838,520 outstanding shares of Series A preferred stock and all 1,988,000 outstanding shares of Series B preferred stock.  Accordingly we recognized the $4,029,000 of original issue costs related to the Series A and Series B preferred stock as a preferred stock redemption charge in the nine months ended September 30, 2004.  Also during the nine months ended September 30, 2004, we issued 4,000,000 shares of Series F Cumulative Preferred Stock (or Series F preferred stock) in a registered direct placement generating net cash proceeds of approximately $98,454,000.  The cash proceeds and cash on hand were used to redeem all of the outstanding shares of our Series A preferred stock and Series B preferred stock.  The Series F preferred stock has a dividend rate of 8.0% and a liquidation value of $25.00 per share.  Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter.  The liquidation preference of the Series F preferred stock is pari passu with our other series of preferred stock.  The Series F preferred stock has no voting rights, no stated maturity, nor is it subject to any sinking fund or mandatory redemption.  On or after February 23, 2009, we may, at our option, redeem Series F preferred stock, in whole or from time to time in part, for $25.00 per share in cash plus any accrued and unpaid dividends to the date of redemption.  During the quarter ended September 30, 2004, we issued an additional 2,640,000 of Series F preferred stock in a registered direct placement.  The additional Series F preferred stock was issued at $23.53 per share plus accrued dividends and resulted in net proceeds of $61,129,000 after expenses and fees.  We have used approximately $27,824,000 of cash since receipt of these funds to reduce our mortgage debt.  The balance, as well as other operationally generated funds will be used for general corporate purposes which may include investments in and acquisitions of health care properties, the funding of mortgage loans secured by health care properties and payment of various mortgage debt.

During the three and nine months ended September 30, 2004, holders of 370,700 and 1,165,700 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock), respectively, notified us of their election to convert such shares into 741,400 and 2,331,400 shares of our common stock, respectively, at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to September 30 2004, holders of 3,800 shares of our Series E preferred stock notified us of their election to convert such shares into 7,600 shares of our common stock.  Subsequent to this most recent conversion, there are 1,030,500 shares of our Series E preferred stock outstanding and 20,435,483 shares of our common stock outstanding.

We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2004				Nine months ended September 30, 2003
	Declared		Paid		Declared		Paid
Preferred Stock
Series A	$1,019		$1,860		$5,461		$5,461
Series B	1,118		1,491		3,358		3,358
Series C	2,454		2,454		2,455		2,455
Series E	2,465		3,084		167		—
Series F	5,864		2,822	(1)	—		—
	12,920		11,711		11,441		11,274

Common Stock	16,030	(2)	16,031	(2)	7,103	(3)	7,101	(3)

Total	$28,950		$27,742		$18,544		$18,375

(1)          Represents 113 days of accrued dividends.

(2)          Represents $0.25 per share in the first quarter of 2004, $0.275 in the second quarter of 2004 and $0.30 in the third quarter of 2004.

(3)          Represents $0.10 per share in the first quarter of 2003 and $0.15 in the second and third quarters of 2003.

Subsequent to September 30, 2004, we declared a cash dividend of $0.30 per share on our common stock payable on December 31, 2004, to stockholders of record on December 17, 2004.

During the nine months ended September 30, 2004, a total of 99,171 stock options were exercised at a total option value of approximately $547,000 and a total market value as of the dates of exercise of approximately $1,591,000.

In January 2004, two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we issued 168,365 shares of our common stock to one limited partner and paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner.  Since the market value of the common stock issued and cash paid was greater than the book value of the partnership interests received, we recognized a $295,000 increase in the basis of the properties underlying the limited partnership interests acquired.  In September 2004, we allowed one of our limited partners to exchange his interest in one of our limited partnerships.  In accordance with the partnership agreement, at our option, we issued 40,036 shares of our common stock to the limited partner.  Since the market value of the common stock issued was greater than the book value of the partnership interests received, we recognized a $207,000 increase in the basis of the properties underlying the limited partnership interests acquired.

Subsequent to September 30, 2004, we allowed seven of our limited partners to exchange their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we paid approximately $8,388,000 to the limited partners in exchange for their partnership interests.  Since the cash paid was greater than the book value of the partnership interests received, we recognized a $1,786,000 increase in the basis of the properties underlying the limited partnership interests acquired.  After these recent conversions, we only have one limited partnership remaining.  We pay the limited partners in the remaining partnership a preferred return of approximately $86,000 per quarter.

Other equity consists of the following (in thousands):

	September 30, 2004	December 31, 2003
		(audited)
Notes receivable from stockholders	$(564)	$(2,792)
Deferred compensation	(251)	—
Accumulated comprehensive income	2,139	2,154
Total Other Equity	$1,324	$(638)

During the nine months ended September 30, 2004, five notes receivable from stockholders with a combined balance of $1,722,000 were paid in full.  In addition, we recorded $506,000 in principal payments. Two of these notes were from current members of our board of directors.  At September 30, 2004, only one note receivable from a stockholder (a former employee) with a principal balance of $564,000 remains.  This note matures in December 2006.

On March 23, 2004, we filed a Form S-3 “shelf” registration which became effective April 5, 2004 and provides us with the capacity to offer up to $200,000,000 in our debt and/or equity securities.  As a result of our additional Series F preferred stock offering in July 2004, approximately $137,882,000 is available under the “shelf” registration.

During the three months ended September 30, 2004, 9,100 shares of restricted stock were issued at $17.22 per share.  These shares vest ratably over a three year period.  During the nine months ended September 30, 2004, 12,100 shares of restricted stock were issued at a weighted average of $16.70 per share.  Additionally, during the nine months ended September 30, 2004, 30,240 shares of unvested restricted stock were canceled.  During the three and nine months ended September 30, 2004, $121,000 and $293,000 of compensation expense was recognized related to the vesting of restricted stock.  During the three and nine months ended September 30, 2003, $0 and $155,000 of compensation expense was recognized related to the vesting of restricted stock.

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or APB 25) and related Interpretations.  Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003.  No stock options were issued during the third quarter of 2004.  However, during the nine months ended September 30, 2004, 30,000 options to purchase common stock were issued at an exercise price of $15.13 and vest ratably over a three year period.  Accordingly, $6,000 and $10,000 of compensation expense related to the vesting of these options was recognized during the three and nine months ended September 30, 2004, respectively.  No compensation expense was recognized in 2003 related to stock option vesting since no options were issued or modified in 2003.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003

Net income available to common stockholders, as reported		$4,895	$2,129	$10,263	$4,876
Add: Stock-based compensation expense in the period		6	—	10	—
Deduct:	Total stock-based compensation expense determined under fair value method for all awards	(20)	(12)	(34)	(72)
Pro forma net income available to common stockholders		$4,881	$2,117	$10,239	$4,804
Net income per common share available to common stockholders:
Basic – as reported		$0.25	$0.12	$0.54	$0.27
Basic – pro forma		$0.25	$0.12	$0.54	$0.27
Diluted – as reported		$0.24	$0.12	$0.53	$0.27
Diluted – pro forma		$0.24	$0.12	$0.53	$0.27

Note: Adjustments to compensation expense related to restricted shares has been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123.

7.              Major Operators

There are two companies that lease properties directly from us that each represent between 10% and 20% of our total assets.  One of these companies, Assisted Living Concepts, Inc. (or ALC), is publicly traded and thus files quarterly financial information with the Securities and Exchange Commission and the other is privately owned and thus no public financial information is available.  The following table summarizes ALC’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the three months ended June 30, 2004, per the lessee’s public filings:

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

ALC leases 37 assisted living properties with a total of 1,434 units we own representing approximately 12.3%, or $70,838,000, of our total assets net of $17,267,000 of accumulated depreciation ($88,105,000 gross asset value) at September 30, 2004.

In January 2004, we received $12,374,000 in cash, from ALC as full redemption, face value plus accrued interest, of ALC Senior and Junior Notes we held.  The notes were redeemed at face value plus accrued and unpaid interest as of the redemption date.  See Note 3. Notes Receivable for a discussion of a note we have with HHI which is secured by 1,452,794 shares of ALC’s common stock owned by HHI.

Prior to and during second quarter 2004, Andre C. Dimitriadis, our Chairman and Chief Executive Officer, served as a Director on the Board of ALC.  On September 10, 2004, Mr. Dimitriadis resigned as a Director of ALC.

Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 12.1%, or $69,711,000, of our total assets net of $14,483,000 of accumulated depreciation ($84,194,000 gross asset value) at September 30, 2004. Alterra announced on January 22, 2003, that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Alterra emerged from bankruptcy in December 2003 as a non-publicly traded company. All of our leases with Alterra were assumed, without change, by the reorganized Alterra. Alterra does not make consolidated financial information available to us.

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

8.              Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net income	$9,288	$6,053	$27,212	$16,317
Preferred stock redemption charges	—	—	(4,029)	—
Preferred stock dividends	(4,393)	(3,924)	(12,920)	(11,441)
Net income for basic net income per share	4,895	2,129	10,263	4,876
Effect of dilutive securities:
Other dilutive securities	537	—	—	—
Net income for diluted net income per share	$5,432	$2,129	$10,263	$4,876

Shares for basic net income per share	19,960	17,803	19,041	17,847
Effect of dilutive securities:
Stock options	123	138	139	119
Other dilutive securities	2,527	—	—	—
Shares for diluted net income per share	22,610	17,941	19,180	17,966

Basic net income per share	$0.25	$0.12	$0.54	$0.27
Diluted net income per share	$0.24	$0.12	$0.53	$0.27

Item 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Revenues for the three months ended September 30, 2004, increased to $17.1 million from $15.9 million for the same period in 2003.  Rental income for the three months ended September 30, 2004, increased $1.7 million primarily as a result of the effect of receiving rent for the entire third quarter of 2004 on properties formerly leased to Sun Healthcare Group, Inc. (or Sun) as compared to receiving no rent from Sun in the third quarter of 2003 ($0.4 million), receiving rent in 2004 on properties formerly leased to Centers for Long Term Care (or CLC) which were on non-accrual in the third quarter of 2003 ($0.6 million), the receipt of rent from properties acquired in 2003 and 2004 ($0.2 million), an increase due to straight-line rental income ($0.3 million), new leases and rental increases provided for in existing lease agreements ($0.2 million).  Same store rental income, properties owned for the three months ended September 30, 2004, and the three months ended September 30, 2003, and excluding straight-line rental income, increased $1.3 million due to the effect of receiving rent for the entire quarter of 2004 on properties formerly leased to Sun and CLC as noted above and rental increases provided for in existing lease agreements.  Interest income from mortgage loans and notes receivable decreased $0.4 million from the prior year due to the pay off loans and the conversion of one loan into an owned property, partially offset by the receipt of interest from new loans.  Interest income from REMIC Certificates for the three months ended September 30, 2004 decreased $0.7 million compared to the same period of 2003 due to the dissolution of the 1994-1 REMIC Pool, the amortization of our remaining REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  Interest and other income for the three months ended September 30, 2004, increased $0.6 million due to the receipt of $0.8 million of prepayment penalties associated with the early payoff of certain mortgages underlying our investment in REMIC Certificates, partially offset by the decrease in interest income from our investment in Assisted Living Concepts, Inc. Senior and Junior Notes that were redeemed in January 2004 as discussed in Note 7 of the financial statements.

Interest expense decreased by $1.8 million to $2.8 million for the three months ended September 30, 2004, from $4.6 million during the same period in 2003, due to the payoff of mortgage loans and a decrease in average borrowings outstanding during the period and a decrease in the amortization of debt issue costs on our Unsecured Revolving Credit compared to the amortization of debt issue costs on the Secured Revolving Credit we had in the third quarter of 2003.

Depreciation and amortization expense for the third quarter of 2004 increased $0.2 million from the third quarter of 2003 due to acquisitions.

Legal expenses were $0.2 million lower in the third quarter of 2004 due to lower legal costs for general litigation defense.  Operating and other expenses were $0.1 million higher in the third quarter of 2004 due to the reimbursement in 2003 of property taxes paid on behalf of certain operators.

During the three months ended September 30, 2004, our net loss from discontinued operations was $0.04 million.  During the third quarter of 2004, we sold two skilled nursing properties resulting in a loss on sale of $0.1 million.  During the third quarter of 2003, we reported a net loss from discontinued operations of $0.2 million comprised of a $0.3 million loss on sale of assets, partially offset by $0.1 million income related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

Net income available to common stockholders increased to $4.9 million for the three months ended September 30, 2004, from $2.1 million for the same period in 2003 primarily due to the increases in revenue and lower interest expense in 2004 as discussed above.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Revenues for the nine months ended September 30, 2004, increased to $50.6 million from $47.4 million for the same period in 2003.  Rental income for the nine months ended September 30, 2004, increased $5.1 million primarily as a result of the effect of receiving rent for the entire nine months of 2004 on properties formerly leased to Sun Healthcare Group, Inc. (or Sun) as compared to receiving one month of rent from Sun in 2003 ($1.0 million), receiving rent in 2004 on properties formerly leased to Centers for Long Term Care (or CLC) which were on non-accrual in the first eight months of 2003 ($2.8 million), the receipt of rent from properties acquired in 2003 and 2004 ($0.4 million), an increase due to straight-line rental income ($0.8 million), new leases and rental increases provided for in existing lease agreements ($0.6 million) partially offset by the one time receipt in 2003 of past due rents on non-accrual ($0.5 million).  Same store rental income, properties owned for the nine months ended September 30, 2004, and the nine months ended September 30, 2003, and excluding straight-line rental income, increased $3.8 million due to the effect of receiving rent in 2004 on properties formerly leased to Sun and CLC as noted above and rental increases provided for in existing lease agreements.  Interest income from mortgage loans and notes receivable decreased $0.9 million from prior year due to the pay off of loans and the conversion of loans into owned properties partially offset by the receipt of interest from new loans.  Interest income from REMIC Certificates for the nine months ended September 30, 2004, decreased $1.6 million compared to the same period of 2003 due to dissolution of the 1994-1 REMIC Pool, the amortization of our remaining REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  Interest and other income for the nine months ended September 30, 2004, increased $0.5 million due to the receipt of $0.8 million of prepayment penalties associated with the early payoff of certain mortgages underlying our investment in REMIC Certificates partially offset by the redemption of Assisted Living Concepts, Inc. Senior and Junior Notes as discussed in Note 7 of the financial statements.

Interest expense decreased by $5.1 million to $9.5 million for the nine months ended September 30, 2004, from $14.6 million during the same period in 2003, due to payoffs of mortgage loans and a decrease in average borrowings outstanding during the period and a decrease in amortization of debt issue costs on our Unsecured Revolving Credit compared to the amortization of debt issue costs on the Secured Revolving Credit we had in the nine months of 2003.

Depreciation and amortization expense for the nine months ended September 30, 2004, increased $0.4 million from the same period in of 2003 due to acquisitions.

We recorded a $1.3 million impairment charge during the nine months ended September 30, 2003, related to a mortgage loan on one skilled nursing property that was closed in 2002 and not reopened or sold and the reclassification of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss.  No impairment charge was taken in the same period of 2004.

Legal expenses were $0.9 million lower in the nine months ended September 30, 2004, due to lower legal costs for general litigation defense.  Operating and other expenses decreased $0.2 million due to lower payments made in 2003 on behalf of certain operators and for closed and unsold properties.

During the nine months ended September 30, 2004, net income from discontinued operations was $0.8 million.  During 2004, we sold five skilled nursing properties resulting in a gain on sale of $0.6 million.  During the same period in 2003, we reported net income from discontinued operations of $0.3 million related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

During the nine months ended September 30, 2004, we redeemed all of our outstanding Series A and Series B preferred stock.  Accordingly, we recognized a $4.0 million preferred stock redemption charge related to the original issue costs of the preferred stock redeemed.  In addition, preferred stock dividends were $1.5 million higher in the nine months ended September 30, 2004, as compared to the prior year due to the issuance of Series E and Series F preferred stock and the timing of the Series A and Series B preferred stock redemption.

Net income available to common stockholders increased to $10.3 million for the nine months ended September 30, 2004 from $4.9 million for the same period in 2003 primarily due to the increases in revenue, no impairment charge in 2004, and lower interest expense in 2004 partially offset by a $4.0 million preferred stock redemption charge and a $1.5 million increase in preferred stock dividends as discussed above.

Liquidity and Capital Resources

At September 30, 2004, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $464.2 million invested primarily in owned long-term care properties, mortgage loans of approximately $76.8 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $43.9 million with a weighted average effective yield of 15.0%.  At September 30, 2004 the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $82.4 million and 7.1%.  Our portfolio, excluding our subordinated REMIC Certificates, consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 88 skilled nursing properties, 96 assisted living properties and two schools in 31 states.

For the nine months ended September 30, 2004, we had net cash provided by operating activities of $38.2 million.  During the nine months ended 2004 we acquired two mortgage loans from a REMIC pool we originated for $4.3 million, which represented the outstanding loan balances.  Additionally, we originated one new mortgage loan for $1.9 million secured by a 156 bed skilled nursing property in Georgia and purchased $4.0 million face value REMIC Certificates in a pool we originated from a third party for $3.9 million in cash including accrued interest.  During the nine months ended September 30, 2004, we acquired a 120 bed skilled nursing property in Texas for a total of $3.4 million in cash.  The property is leased to a third party operator under a 20 year lease with annual lease revenue of $0.4 million in the first year and increasing 2% annually.  We also purchased a 165 bed skilled nursing property in Texas for a total cost basis of $2.2 million including the assumption of a $2.1 million mortgage loan payable to a REMIC Pool we originated.  Subsequent to the acquisition we paid off the loan in its entirety.  The property is leased to a third party operator under a two year lease with annual revenue of $0.2 million.  The lease contains one two year option to extend the lease at a 33.3% increase in rent.  Additionally, we invested $0.5 million in building improvements.  During the nine months ended September 30, 2004, we sold five skilled nursing properties for $6.4 million resulting in a gain on sale of $0.6 million and net proceeds of $4.7 million after a $1.5 million principal payment on mortgage loans secured by the properties sold.  We also received $7.4 million in principal payments on mortgage loans receivable, $7.7 million in principal payments on REMIC Certificates and $12.3 million from Assisted Living Concepts, Inc. (or ALC) as full redemption of the ALC Senior and Junior Notes we held as investments.  The notes were redeemed at face value plus accrued and unpaid interest as of the redemption date and the proceeds were used to reduce amounts outstanding under our Unsecured Revolving Credit.

During the nine months ended September 30, 2004, we borrowed $36.5 million and repaid $36.5 million under our Unsecured Revolving Credit.  In January 2004, we issued 4.0 million shares of 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) (see Note 6 of the financial statements) which generated net cash proceeds of approximately $98.5 million.  The cash proceeds plus cash on hand and borrowings under our Unsecured Revolving Credit were used to redeem all of the outstanding shares of our Series A and Series B preferred stock for $126.3 million which represented the $25.00 liquidation price per share plus all accrued and unpaid dividends through the redemption date.  In July 2004 we issued an additional 2.6 million shares of Series F preferred stock in a registered direct placement. The additional Series F preferred stock was issued at $23.53 per share plus accrued dividends and resulted in net proceeds of $61.1 million after expenses and fees.  We have used approximately $27.8 million of cash since receipt of these funds to reduce our mortgage debt.  The balance, as well as other operationally generated funds will be used for general corporate purposes which may include investments in and acquisitions of health care properties, the funding of mortgage loans secured by health care properties and payment of various mortgage debt.

During the nine months ended September 30, 2004, $0.6 million in principal was received by the non-recourse senior mortgage participation holder and we paid $36.6 million in principal payments on mortgage loans and capital lease obligations including $34.4 million of mortgage debt repaid prior to maturity.  The mortgages repaid were held in a REMIC Pool we originated.

During the nine months ended September 30, 2004, we paid cash dividends on our Series A, Series B, Series C, Series E, and Series F preferred stocks totaling $1.9 million, $1.5 million, $2.4 million, $3.1 million and $2.8 million respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $16.0 million.  Subsequent to September 30, 2004, we declared a $0.30 dividend per share on our common stock payable on December 31, 2004.

During the nine months ended September 30, 2004, we received $2.2 million in principal payments on notes receivable from stockholders including $1.7 million in repayments prior to maturity.  At September 30, 2004, we only have one note receivable from a stockholder with a principal balance of $0.6 million outstanding.  This note matures in December 2006.

In January 2004 two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we issued 168,365 shares of our common stock to one limited partner and paid approximately $0.1 million for the redemption of 7,027 shares owned by another limited partner.  Since the market value of the common stock issued and cash paid was greater than the book value of the partnership interests received, we recognized a $0.3 million increase in the basis of the properties underlying the limited partnership interests acquired.  In September 2004, we allowed one of our limited partners to exchange his interest in one of our limited partnerships.  At our option, we issued 40,036 shares of our common stock to the limited partner.  Since the market value of the common stock issued was greater than the book value of the partnership interests received, we recognized a $0.2 million increase in the basis of the properties underlying the limited partnership interests acquired.  Subsequent to September 30, 2004, we allowed seven of our limited partners to exchange their interests in five of our limited partnerships.  At our option, we paid approximately $8.4 million to the limited partners in exchange for their partnership interests.  Since the cash paid was greater than the book value of the partnership interests received, we recognized a $1.8 million increase in the basis of the properties underlying the limited partnership interests acquired.  After these recent conversions, we only have one limited partnership remaining.  We pay the limited partners in the remaining partnership a preferred return of approximately $0.1 million quarterly.

During the nine months ended September 30, 2004, holders of 1,165,700 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 2,331,400 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to September 30, 2004, holders of 3,800 shares of our Series E preferred stock notified us of their election to convert such shares into 7,600 shares of our common stock.  Subsequent to this most recent conversion, there are 1,030,500 shares of our Series E preferred stock outstanding and 20,435,483 shares of our common stock outstanding.

On March 23, 2004, we filed a Form S-3 “shelf” registration statement which became effective April 5, 2004, and provides us with the capacity to offer up to $200.0 million in our debt and/or equity securities.  As a result of our additional Series F preferred stock offering in July 2004, approximately $137.9 million is available under the “shelf” registration.

Subsequent to September 30, 2004, we originated one new mortgage loan secured by a 62 unit assisted living property in South Carolina.  The principal balance of the new loan is $2.0 million and the amount funded to the borrower after fees and tax impounds was $1.9 million.  This mortgage loan has a five year term and bears interest at 11.0% annually.  At September 30, 2004, we had a commitment to fund a $6.0 million mortgage loan secured by two assisted living properties in Texas.  The loan, if funded, will have a three year terms and bear interest at 11.0% annually.  We also had a commitment to fund a $6.8 million mortgage loan secured by two skilled nursing properties and one assisted living property in Florida.  This mortgage loan, if funded, will have a term of five years, have an initial annual interest rate of 10.75% and increase ten basis points annually.

Subsequent to September 30, 2004, we consolidated two notes receivable with Centers for Long Term Care, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI) into one Amended, Restated and Consolidated Promissory Note (or Consolidated Note), see Note 3 of the financial statements.  The Consolidated Note has a principal balance of $20.0 million, an interest rate of 8.0% per year compounded monthly and accruing to the balance of the note, matures on October 1, 2007 and is secured by all 1,452,794 shares of Assisted Living Concepts, Inc. (or ALC) stock owned by HHI.  Cash payments of principal and interest are due upon the sale of the collateral or maturity.  The Consolidated Note provides for up to $1.0 million in advances based upon certain terms and conditions of the note.  During October 2004 we advanced $0.7 million to CLC under the terms of the Consolidated Note. At October 29, 2004, the book value of the Consolidated Note was $10.1 million

Subsequent to September 30, 2004, we paid off $12.2 million in mortgage notes payable to REMIC Pools we originated.

As previously disclosed in Note 11 of our Annual Report filed on Form 10-K for the year ended December 31, 2003, on October 2, 2002, we issued 1,500,000 book value units (or BVU), to the lenders under our old Secured Revolving Credit.  The BVUs were disclosed as a contingent liability at December 31, 2003 and 2002.  The number of BVUs issued represented 20,000 BVUs for each $1.0 million of outstanding commitment ($75.0 million) as of October 2, 2002.  For the BVUs to have value to the lenders our book value per common share at September 30, 2004, would have to be in excess of $10.92.  At September 30, 2004, our book value per common share was $10.13 and as a result the BVUs have expired and we had no financial obligation and have no contingent liability related to them.

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

As of September 30, 2004, there were 200,300 options outstanding subject to the disclosure requirements of SFAS No. 148.  The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date.  In determining the estimated fair values for the options granted in prior years, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%.  For options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39 and the weighted average risk free interest rate was 3.18%.  At September 30, 2004, the weighted average fair value of the options outstanding was estimated to be $1.13 per share, the weighted average exercise price of the options was $7.1 per share and the weighted average remaining vesting life was 1.5 years.  See Note 6 of the financial statements for further discussion.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2004.

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

At September 30, 2004, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $72.5 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.2 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.5 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

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

Item 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of September 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

3.12                         Articles of Amendment replacing Section 7.1 regarding shares of stock authorized for issue is 60,000,000; made up of 45,000,000 common and 15,000,000 preferred shares filed June 24, 2004 (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.13                         Articles Supplementary Classifying an additional 2,640,000 Shares of 8.0% Series F Cumulative Preferred Stock filed July 16, 2004 (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.14                         Certificate of Correction to Articles of Amendment filed on June 24, 2004.  Changes par value of authorized shares of stock from $650,000 to $600,000.

10.1                         Employment Agreement of Pamela Shelley-Kessler dated August 9, 2004.

10.2                         Employment Agreement of Peter Lyew dated August 9, 2004.

10.3                         Employment Agreement of Clint Malin dated August 9, 2004.

10.4                         First Amendment to Credit Agreement dated September 17, 2004.

10.5                         Second Amendment to Credit Agreement dated October 5, 2004.

10.6                         Amended Restated and Consolidated Promissory Note dated October 1, 2004 with CLC Healthcare, Inc. and Healthcare Holdings, Inc. as Payee and LTC Properties, Inc. as Maker.

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

* Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

(b)                                  Reports on Form 8-K

On July 20, 2004, we filed a Current Report on Form 8-K dated July 20, 2004 announcing the issuance and sale of 2,640,000 shares of the 8% Series F Cumulative Preferred Stock.

On July 21, 2004, we filed a Current Report on Form 8-K dated July 21, 2004 reporting our press release announcing the operating results for the six months ended June 30, 2004.

On September 14, 2004 we filed a Current Report on Form 8-K dated September 13, 2004 reporting our engagement of Cohen & Steers, Capital Advisors, LLC to identify and distribute to a select list of potential lessees an Information Memorandum regarding 37 properties currently under lease to Assisted Living Concepts, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 3, 2004	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
Vice Chairman and Chief Financial Officer