Form 10-K
period 2004-12-31
LTC PROPERTIES INC
filed 2005-02-28
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	71-0720518 (I.R.S. Employer Identification No.)
22917 Pacific Coast Highway, Suite 350 Malibu, California 90265 (Address of principal executive offices)
Registrant's telephone number, including area code: (310) 455-6010

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 Par Value	New York Stock Exchange
8.50% Series E Cumulative Convertible Preferred Stock, $.01 Par Value	New York Stock Exchange
8.00% Series F Cumulative Preferred Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Company is an accelerated filer. Yes ☒    No ☐

        The aggregate market value of voting and non-voting stock held by non-affiliates of the Company was approximately $297,215,000 as of June 30, 2004 (the last business day of the Company's most recently completed second fiscal quarter).

21,406,637
(Number of shares of common stock outstanding as of February 18, 2005)

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

Item 1.    BUSINESS

General

        LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in long-term care properties and other health care related properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment.

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

        Owned Properties.    As of December 31, 2004, our investment in owned properties consisted of 55 skilled nursing properties with a total of 6,567 beds, 88 assisted living properties with a total of 4,175 units and one school in 23 states, representing a gross investment of approximately $469.1 million. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following operators accounted for more than 10% of our 2004 rental revenue:

Lessee	Percent of Rental Revenue
Alterra Healthcare Corporation	20.0%
Assisted Living Concepts, Inc.	19.5%
Sunwest Management, Inc.	13.5%
Center Healthcare, Inc.	10.7%

        Mortgage Loans.    As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. See "Investment and Other Policies" in this section for further discussion. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        See Item 8. FINANCIAL STATEMENTS—Note 10. Debt Obligations for a description of our Senior Mortgage Participation Payable, which is secured by certain of our mortgage loans receivable.

        REMIC Certificates.    We have completed securitizations by transferring mortgage loans to newly created Real Estate Mortgage Investment Conduits (or REMIC) that, in turn, issued mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC Certificates were then sold to third parties and a portion of the REMIC Certificates were retained by us. The REMIC Certificates we retained are subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retained are interest-only certificates which have no principal amount and entitle us to receive cash flows designated as interest. Between 1993 and 1998 we completed four REMIC pools. The 1993 and 1994 REMIC pools have been fully retired; therefore, as of December 31, 2004 only the 1996 and 1998 REMIC pools remain. We may again employ this type of financing in the future should we determine the financing environment is appropriate for this type of transaction. At December 31, 2004, we had investments in REMIC Certificates with a carrying value of $44.1 million and a fair market value of $34.7 million. See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies—Securitization Transactions, Note 6. Real Estate Investments, and Note 7. Asset Securitizations for further description of our investments in REMIC Certificates.

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

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing long-term care properties. Also see "Government Regulation" below. Primarily, as a result of obligations we had under our Secured Revolving Credit, we made few investments in years 2000 through 2002. At this time, we anticipate completing some level of new investments in 2005; however, given the highly competitive environment for health care real estate acquisitions and mortgages, we can give no assurances that we will complete a significant level of new investments in 2005.

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

Government Regulation

        The health care industry is heavily regulated by the government. Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could result in sanctions or remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure. Such action could affect our borrower's or lessee's ability to operate its facility or facilities and could adversely affect such borrower's or lessee's ability to make debt or lease payments to us.

        The properties owned by us and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of health care facilities are, in some states, subjected to state and regulatory approval through "certificate of need" laws and regulations.

        The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees are generally derived from payments for patient care. Sources of such payments for skilled nursing facilities include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, and self-insured employers, as well as the patients themselves.

        A significant portion of the revenue of our skilled nursing facility borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2004, skilled nursing home rates were cut or frozen in 18 states in fiscal year 2004 and in 13 states in fiscal year 2005. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

        Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our skilled nursing facility borrowers and lessees and to a much lesser extent our assisted living facility borrowers and lessees and thereby adversely affect those borrowers' and lessees' abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

        On August 4, 2003, the Centers for Medicare & Medicaid Services, commonly known as CMS, published a final rule announcing that it would implement a 3.0% market basket increase in skilled nursing facility prospective payment system rates for fiscal year 2004, which began October 1, 2003. In addition, the rule adjusted fiscal year 2004 rates by an additional 3.26% to reflect cumulative forecast errors since the start of the skilled nursing facility prospective payment system on July 1, 1998. On July 30, 2004, the CMS published a notice announcing that skilled nursing facility prospective payment rates were being increased by 2.8% for fiscal year 2005, which began October 1, 2004. CMS stated that this update was expected to result in an estimated $440 million increase in Medicare payments to skilled nursing facilities during the fiscal year. CMS also decided not to refine the current patient classification system for fiscal year 2005, which allowed nursing homes to continue to receive an estimated $1 billion in temporary add-on payments during the fiscal year.

        The federal physician self-referral law, commonly known as Stark II (or Stark Law), prohibits certain types of practitioners (including a medical doctor, doctor of osteopathy, optometrist, dentist or podiatrist) from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner's immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in the Medicare and Medicaid programs.

Legislative Developments

        Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, health care provider cost-containment initiatives by public and private payors, health care coverage for uninsured, increased scrutiny of medical errors, limits on damages that could be claimed in physician malpractice lawsuits, and a "Patient Bill of Rights" to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our business.

Environmental Matters

        Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owner or secured lender knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner or secured lender in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenues.

        Although the mortgage loans that we provide and leases covering our properties require the borrower and the lessee to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such borrower or lessee would be able to fulfill its indemnification obligations.

Insurance

        It is our current policy and we intend to continue this policy that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long-term care facilities. Additionally, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

Employees

        We currently employ 15 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

  •
  Fourth, the Tax Relief Extension Act of 1999 (or 99 Act), provides that, subject to certain exceptions, for taxable years commencing after December 31, 2000, we may not own more than 10% of the total value of the securities of any issuer. See the 99 Act description beginning on page 12.

  •
  Fifth, the 99 Act also provides that not more than 20% of our value may be represented by securities of one or more taxable REIT subsidiaries.

        With the passage of the American Jobs Creation Act of 2004 (2004 Act), for years beginning after the effective date of October 22, 2004, if we meet certain requirements, a violation of the prohibition of owning securities of any one issuer that exceeds 5% of the value of our assets or owning securities of any one issuer that exceeds 10% of that issuer's voting securities or 10% of the value of that issuer's outstanding securities may not result in disqualification as a REIT.

        The 2004 Act provides that a de minimis failure, where we dispose of assets in order to meet these requirements within six months of the last day of the quarter in which the failure is identified or the requirements are otherwise met within this time frame, will not result in disqualification. A de minimis failure is one where the failure is due to ownership of assets the total value of which does not exceed the lesser of one percent of the total value of our assets at the end of the quarter or $10.0 million.

        In addition, a failure exceeding the de minimis amount is considered to have satisfied the requirements if such failure is due to reasonable cause and not due to willful neglect, a description of each asset that causes the failure is filed with the Internal Revenue Service, a certain tax is paid, and the assets that cause the failure are disposed of within six months of the last day of the quarter in which we identify the failure. The tax is the greater of $50,000 or the net income generated by such assets during the period beginning on the date of failure until disposal taxed at the highest corporate rate.

        Ownership of a Partnership Interest or Stock in a Corporation.    We own an interest in a partnership. In the case of a REIT that is a partner in a partnership, Treasury regulations provide that for purposes of the REIT income and asset tests the REIT will be deemed to own its proportionate share of the assets of the partnership, and will be deemed to be entitled to the income of the partnership attributable to such share. The ownership of an interest in a partnership by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership, which would affect the computation of taxable income of the REIT, and the status of the partnership as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

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

        If any partnership or qualified real estate investment trust subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership or qualified real estate investment trust subsidiary) for federal income tax purposes, we would likely fail to satisfy the REIT asset test prohibiting a REIT from owning greater than 10% of the voting power of the stock or value of securities of any issuer, as described above, and would therefore fail to qualify as a REIT. As described above, the 2004 Act provides relief for certain failures of the REIT asset test for years beginning after October 22, 2004. We believe that each of the partnerships and subsidiaries in which we own an interest will be treated for tax purposes as a partnership or qualified real estate investment trust subsidiary, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

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

  (1)
  the sum of:

  (a)
  90% (95% for taxable years ending prior to January 1, 2001) of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and our net capital gain); and

  (b)
  90% (95% for taxable years ending prior to January 1, 2001) of the net income, if any (after tax), from foreclosure property; minus

  (2)
  the excess of certain items of non-cash income over 5% of our real estate investment trust taxable income.

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

        To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% (95% for taxable years ending prior to January 1, 2001), but less than 100%, of our "real estate investment trust taxable income," as adjusted, it will be subject to tax on such amounts at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

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

        99 Act.    The 99 Act made a number of substantial changes to the qualification and tax treatment of REITs. Certain of those provisions were subsequently modified by the 2004 Act effective concurrently with the 99 Act. The following is a brief summary of certain of the significant REIT provisions, as modified by the 2004 Act, contained in the 99 Act.

  1)
  Investment limitations and taxable REIT subsidiaries. The 99 Act modified the REIT asset test by adding a requirement effective for years beginning after December 31, 2000 that, with the exception of the stock of a taxable REIT subsidiary, a REIT cannot own more than 10% of the total value of the "securities" of any issuer (10% Rule). Excluded from the definition of "securities" are straight debt securities, a REIT's interest as a partner in a partnership, any loan to an individual or an estate, certain rental agreements, any obligation to pay rents from real property, certain securities issued by States, the District of Columbia, a foreign government, or the Commonwealth of Puerto Rico, any security issued by a REIT, and any other arrangement that is determined by the Internal Revenue Service. Straight debt securities are non-convertible, non-contingent debt provided that the REIT or any controlled taxable REIT subsidiaries does not own any other "securities" of the issuer that have an aggregate value greater than 1% of the issuer's outstanding securities.

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

    A taxable REIT subsidiary can provide a limited amount of services to tenants of REIT property (even if such services were not considered customarily furnished in connection with the rental of real property) and can manage or operate properties, generally for third parties, without causing the rents received by the REIT from such parties not to be treated as rent from real properties. The rule that rents paid to a REIT do not qualify as rental from real property if the REIT owns more than 10% of the corporation paying the rent is modified by excepting rents paid by taxable REIT subsidiaries provided that 90% of the space is leased to third parties at comparable rents for comparable space. The 2004 Act prospectively removes the safe harbor for rents received by a REIT for customary services performed by a taxable REIT subsidiary. Instead, such payments will satisfy the existing safe harbor if the REIT pays the taxable REIT subsidiary 150% of the cost to the taxable REIT subsidiary of providing any services.

    Interest paid by a taxable REIT subsidiary to the related REIT is subject to the earnings stripping rules contained in Section 163(j) of the Code and therefore the taxable REIT subsidiary cannot deduct interest in any year that it would exceed 50% of the subsidiary's adjusted gross income. If any amount of interest, rent, or other deductions of the taxable REIT subsidiary to be paid to the REIT is determined not to be at arm's length, an excise tax of 100% is imposed on the portion that is determined to be excessive. However, rent received by a REIT shall not fail to qualify as rents from real property by reason of the fact that all or any portion of such rent is redetermined for purposes of the excise tax.

    The Act permits a REIT to own up to 100% of the stock of a "taxable REIT subsidiary." However, the value of all of the securities of taxable REIT subsidiaries owned by the REIT cannot exceed 20% of the value of the REIT's assets.

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

  3)
  Ownership of health care facilities. The 99 Act permits a REIT to own and operate a health care facility for at least two years, and treat it as permitted "foreclosure" property, if the facility is acquired as the result of a default (or imminent default) of a lease or indebtedness.

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

Investor Information

        We make available to the public free of charge through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. Our internet website address is www.ltcproperties.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Posted on our website and available upon request of any shareholder to our Investor Relations Department are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code Business Conduct and Ethics and any waiver applicable to our senior financial officers and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors. Our Investor Relations Department can be contacted at LTC Properties, Inc., 22917 Pacific Coast Hwy, Suite 350, Malibu, California 90265, Attn: Investor Relations, tel. 310-455-6010.

Risk Factors

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

        Recently Enacted Tax Legislation Could have an Adverse Effect on the Market Price of our Equity Securities.    On May 28, 2003, President Bush signed into law legislation that, for individual taxpayers, will generally reduce the tax rate on corporate dividends to a maximum of 15% for tax years 2003 to 2008. REIT dividends generally will not qualify for this reduced tax rate because a REIT's income generally is not subject to corporate level tax. This new law could cause stock in non-REIT corporations to be a more attractive investment to individual investors than stock in REITs and could have an adverse effect on the market price or our equity securities.

        A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock.    During calendar 2004, we paid a $.25 dividend in the first quarter, a $.275 dividend in the second quarter and a $.30 dividend in each of the third and fourth quarters on our common stock. During calendar 2003, we paid a $.10 dividend in the first quarter, a $.15 dividend in each of the second and third quarters and a $.25 dividend in the fourth quarter on our common stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little capital for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. Presently, we believe capital is readily available to us. However, there will be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital will be required to meet existing commitments and to reduce existing debt. We may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations.

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

        We Rely on a Few Major Operators.    Assisted Living Concepts, Inc. (or ALC) leases 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.8%, or $70.3 million, of our total assets at December 31, 2004. Our Chairman, CEO and President, Mr. Andre C. Dimitriadis, was a Board member of ALC from January 1, 2002 until September 10, 2004, at which time he resigned as a Board member of ALC.

        Until January 31, 2005, ALC was a publicly traded company, and as such was subject to the filing requirements of the Securities and Exchange Commission. On January 31, 2005, Extendicare Inc. (TSX:EXE.MV; EXE.SV and NYSE:EXE) announced that it had acquired 100% of the outstanding stock of ALC for $18.50 per share in cash. On January 31, 2005, we entered into a Memorandum of Understanding (or MOU) with Extendicare Health Services, Inc. (or EHSI) a wholly owned subsidiary of Extendicare Inc. to modify and extend the leases of the 37 assisted living properties we own which were under leases with ALC. The MOU provides that the 37 properties we own will be rolled into two triple net master leases, each with an initial term of 10 years and with certain renewal options.

        Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.6%, or $69.2 million, of our total assets at December 31, 2004. Alterra announced on January 22, 2003 that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Alterra's Plan of Reorganization was approved in November 2003 and Alterra emerged from bankruptcy in December 2003 as a non-publicly traded company. All of our leases with Alterra were assumed, without change, by the reorganized Alterra.

        Sunwest Management, Inc. (or Sunwest) operates eight assisted living properties with a total of 958 units that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 10.3% or $56.4 million of our total assets at December 31, 2004.

        Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by ALC and Alterra or any of our other lessees and borrowers, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

        Our Borrowers and Lessees Face Competition in the Health Care Industry.    The long-term care industry is highly competitive and we expect that it may become more competitive in the future. Our borrowers and lessees are competing with numerous other companies providing similar long-term care services or alternatives such as home health agencies, hospices, life care at home, community-based service programs, retirement communities and convalescent centers. There can be no assurance that our borrowers and lessees will not encounter increased competition in the future which could limit their ability to attract residents or expand their businesses and therefore affect their ability to make their debt or lease payments to us.

        The Health Care Industry is Heavily Regulated by the Government.    Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such borrower's or lessee's ability to make debt or lease payments to us.

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

        A significant portion of the revenue of our borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of substantial health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients.

According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2004, nursing home rates were cut or frozen in 18 states in fiscal year 2004 and in 13 states in fiscal year 2005. Moreover, health care facilities have experienced increasing pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

        Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our borrowers and lessees and thereby adversely affect those borrowers' and lessees' abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

        On July 30, 2004, the Centers for Medicare & Medicaid Services, commonly known as CMS, published a notice announcing that skilled nursing facility prospective payment rates were being increased by 2.8% for fiscal year 2005, which began October 1, 2004. This update was expected to result in an estimated $440 million increase in Medicare payments to skilled nursing facilities during the fiscal year. CMS also decided not to refine the current patient classification system for fiscal year 2005, which allowed nursing homes to continue to receive an estimated $1 billion in temporary add-on payments during the fiscal year.

        Congress and the States Have Enacted Health Care Reform Measures.    The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long-term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. Skilled nursing facilities needed to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. Since the skilled nursing facility prospective payment system was enacted, several then publicly held operators of long-term care facilities and at least two then publicly held operators of assisted living facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws. While certain long-term care operators and both assisted living operators have emerged from bankruptcy, during their reorganizations and in some instances subsequent thereto, they reduced their operations by rejecting leases and/or defaulting on loans resulting in properties being returned to lessors or lenders. There can be no assurances given that there will not be additional bankruptcies of skilled nursing and assisted living operators in the future.

        In recent years, Congress has adopted legislation to somewhat mitigate the impact of the Balanced Budget Act on providers, including skilled nursing facilities. Most recently, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173). In addition to providing expanded Medicare prescription drug coverage, the new act modifies Medicare payments to a variety of health care providers. With respect to skilled nursing facilities, the new act provides a temporary 128% increase in the Medicare payment for skilled nursing facility residents with acquired immune deficiency syndrome, applicable to services furnished on or after October 1, 2004. Nevertheless, Congress could consider additional Medicare and/or Medicaid cost savings proposals in the future. No assurances can be given that any additional Medicare or Medicaid legislation enacted by Congress would not reduce Medicare or Medicaid reimbursement to skilled nursing facilities or result in additional costs for operators of skilled nursing facilities.

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

        Moreover, many states are facing significant budget shortfalls, and all states have taken steps in recent years to implement cost controls within their Medicaid programs, including freezes or reductions in skilled nursing home reimbursement in some states. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2004, skilled nursing home rates were cut or frozen in 18 states in fiscal year 2004 and in 13 states in fiscal year 2005. In light of continuing state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on our financial condition or results of operations.

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

        Our Assets May be Subject to Impairment Charges.    We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs.

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

        Our real estate investments are relatively illiquid.    Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs—in some cases without a prior hearing—for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or mortgagor becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

        Our Remedies May Be Limited When Mortgage Loans Default.    To the extent we invest in mortgage loans, such mortgage loans may or may not be recourse obligations of the borrower and generally will not be insured or guaranteed by governmental agencies or otherwise. In the event of a default under such obligations, we may have to foreclose on the property underlying the mortgage or protect our interest by acquiring title to a property and thereafter make substantial improvements or repairs in order to maximize the property's investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If a borrower seeks bankruptcy protection, the Bankruptcy Court may impose an automatic stay that would preclude us from enforcing foreclosure or other remedies against the borrower. Relatively high "loan to value"

ratios and declines in the value of the property may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

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

        Investments in Commercial Mortgage-Backed Securities are Subject to Risks Associated with Prepayment of the Underlying Mortgages.    As with many interest bearing mortgage-backed instruments, prepayments of the underlying mortgages may expose us to the risk that an equivalent rate of return is not available in the current market and that new investment of equivalent risk will have lower rates of return. Certain types of investments in commercial mortgage-backed securities may be interest-only securities which expose the holder to the risk that the underlying mortgages may prepay at a faster rate than anticipated at acquisition. Faster than anticipated prepayments may cause the investment in interest-only commercial mortgage-backed securities to have a lower than anticipated rate of return and could result in a loss of the initial investment under extreme prepayment scenarios.

        Subordinated Securities may not be Repaid Upon Default.    We invest in subordinated tranches of commercial mortgage backed securities by retaining the subordinated tranches of REMIC Certificates issued in our securitizations (our retained REMIC Certificates). In general, subordinated tranches of commercial mortgage backed securities are entitled to receive repayment of principal only after all principal payments have been made on more senior tranches and also have subordinated rights as to receipt of interest distributions. In addition, an active secondary market for such subordinated securities is not as well developed as the market for other mortgage backed securities. Accordingly, such subordinated commercial mortgage backed securities may have limited marketability and there can be no assurance that a more efficient secondary market will develop.

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

  •
  our partners or co-members may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT; and

  •
  agreements governing limited liability companies and partnerships often contain restrictions on the transfer of a member's or partner's interest or "buy-sell" or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

Item 2.    PROPERTIES

Investment Portfolio

        At December 31, 2004, our "direct real estate investment portfolio" (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 92 skilled nursing properties with 11,006 beds, 100 assisted living properties with 4,983 units and two schools in 31 states. We had approximately $469.1 million (before accumulated depreciation of $83.4 million) invested in properties we own and lease to lessees, approximately $92.2 million invested in mortgage loans (before allowance for doubtful accounts of $1.3 million), and investments in REMIC Certificates with a carrying value of approximately $44.1 million ($44.9 million at amortized cost, prior to any adjustment of available-for-sale certificates to fair market value).

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

        The schools in our real estate investment portfolio are charter schools. Charter schools provide an alternative to the traditional public school. Charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Laws vary by state, but generally charters are granted by state boards of education either directly or in conjunction with local school districts or public universities. Operators are granted charters to establish and operate schools based on the goals and objectives set forth in the charter. Upon receipt of a charter, schools receive an annuity from the state for each student enrolled.

        Owned Properties.    At December 31, 2004, we owned 55 skilled nursing properties with a total of 6,567 beds, 88 assisted living properties with a total of 4,175 units and one school in 23 states, representing a gross investment of approximately $469.1 million. The properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 30 years. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of our leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility. Many of the leases contain renewal options.

        The following table sets forth certain information regarding our owned properties as of December 31, 2004 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/Units(1)	Encumbrances		Lease Term(2)	Current Investment
Alabama	3	1	—	458	$—		105	$16,539
Arizona	5	3	—	1,220	—		164	50,017
California	1	3	—	436	17,268		85	36,713
Colorado	3	6	—	525	6,526		145	26,168
Florida	3	6	—	776	2,209		185	31,791
Georgia	2	1	—	292	—		82	6,550
Idaho	—	4	—	148	—		51	9,756
Indiana	—	2	—	78	—		60	5,070
Iowa	7	1	—	645	—		309	16,761
Kansas	4	4	—	447	3,771		226	16,732
Nebraska	—	4	—	156	—		52	9,332
New Jersey	—	1	1	39	—		105	12,195
New Mexico	5	1	—	560	11,004		106	30,913
N. Carolina	—	5	—	210	—		192	13,096
Ohio	—	11	—	483	20,436		114	44,718
Oklahoma	—	6	—	221	4,408		192	12,315
Oregon	1	4	—	325	3,896		53	17,812
Pennsylvania	—	1	—	69	5,222		160	8,327
S. Carolina	—	3	—	128	—		192	7,610
Tennessee	3	—	—	201	—		166	3,866
Texas	15	13	—	2,574	4,213		177	64,240
Virginia	3	—	—	443	—		346	9,516
Washington	—	8	—	308	6,300		101	19,080

TOTAL	55	88	1	10,742	$85,253	(3)		$469,117	(4)

1.
Number of beds/units applies to skilled nursing properties and assisted living residences only.

2.
Weighted average remaining months in lease term as of December 31, 2004. As of January 31, 2005, we entered into two new master leases with ALC and Extendicare that have initial 10 year terms beginning as of January 1, 2005. Previously, we had 22 leases with ALC that expired over various dates between 2007 and 2015.

3.
Consists of: i) $71,286 of non-recourse mortgages payable by us secured by three skilled nursing properties containing a total of 322 beds, 18 assisted living properties with 961 units, ii) $6,300 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units, iii) $3,771 of non-recourse capital lease obligations on four assisted living properties in Kansas with 134 units, and iv) $3,896 of multi-unit housing non-recourse tax-exempt revenue bonds on one assisted living property in Oregon with 112 units. As of December 31, 2004 our gross investment in properties encumbered by mortgage loans, bonds and capital leases was $129,724.

4.
Of the total, $178,778 relates to investments in skilled nursing properties, $281,069 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

        Mortgage Loans.    At December 31, 2004, we had 44 mortgage loans secured by first mortgages on 37 skilled nursing properties with a total of 4,439 beds, 12 assisted living properties with 808 units and one school located in 21 states. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following table sets forth certain information regarding our mortgage loans as of December 31, 2004 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/ Units	Interest Rate %	Average Months to Maturity	Face Amount of Mortgage Loans	Current Amount of Mortgage Loans		Current Annual Debt Service(1)
Alabama	1	—	—	40	10.75	163	$500	$437		$61
Arizona	1	—	—	144	12.40	4	2,400	2,170		273
Arkansas	1	—	—	174	11.20	75	2,000	1,592		249
California	5	—	—	756	10.53-12.50	112	11,371	9,599		1,426
Colorado	1	—	—	33	11.00	29	1,041	1,000		129
Florida	4	1	—	541	10.65-12.38	48	14,640	12,743		1,790
Georgia	2	—	—	215	10.50-11.93	50	3,200	2,956		362
Illinois	1	—	—	120	10.33	39	1,950	1,800		219
Iowa	1	1	—	143	12.14-12.62	35	4,400	4,175		564
Minnesota	—	—	1	—	6.00	174	3,751	3,751		225
Missouri	1	—	—	90	9.63	161	1,500	1,268		168
Montana	—	1	—	34	12.39	106	2,346	2,269		297
Nebraska	—	4	—	163	10.83-12.15	46	10,911	10,427		1,334
Nevada	1	—	—	100	11.38	67	1,200	927		150
Ohio	2	—	—	200	10.99-11.65	16	6,300	5,366		770
Oklahoma	2	—	—	273	11.90	78	2,600	1,645		169
S. Carolina	—	2	—	134	11.00	57	4,000	3,998		470
S. Dakota	—	1	—	34	12.14	51	2,346	2,275		292
Texas	11	2	—	1,763	10.50-12.50	68	23,545	19,619		2,965
Washington	2	—	—	175	12.40-12.50	142	2,600	2,273		345
Wisconsin	1	—	—	115	11.00	146	2,200	1,868		272

TOTAL	37	12	1	5,247			$104,801	$92,158	(2)	$12,530

1.
Includes principal and interest payments.

2.
Of the total current principal balance, $58,946 relates to investments in skilled nursing properties, $29,461 relates to investments in assisted living properties and $3,751 relates to investments in a school. This balance is gross of allowance for doubtful accounts.

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

        See Item 8. FINANCIAL STATEMENTS—Note 10. Debt Obligations for a description of our Senior Mortgage Participation Payable which is secured by certain of our mortgage loans receivable.

        REMIC Certificates.    At December 31, 2004, we had investments in REMIC Certificates with a carrying value of $44.1 million ($44.9 million at amortized cost, prior to any adjustment of available-for-sale certificates to fair market value).

        The REMIC Certificates we retain are subordinate in rank and right of payment to the REMIC Certificates sold to third-party investors and as such would bear the first risk of loss in the event of an impairment to any of the underlying mortgages. The REMIC Certificates are collateralized by two pools consisting of 39 first mortgage loans secured by 43 skilled nursing properties with a total of 5,004 beds in 14 states. Each mortgage loan, all of which we originated, is evidenced by a promissory note and secured by a mortgage, deed of trust, or other similar instrument that creates a first mortgage lien on a fee simple estate in real property. The $87.4 million current principal amount of mortgage loans represented by the REMIC Certificates have a weighted average interest rate of approximately 11.0%.

        The following table sets forth certain information regarding the mortgage loans securing the REMIC Certificates as of December 31, 2004 (dollar amounts in thousands):

Location	Number of Properties	Number of Beds	Original Principal Amount of Remaining Mortgage Loans	Current Principal Amount of Remaining Mortgage Loans(1)	Current Annual Debt Service
Alabama	1	120	$4,100	$3,669	$522
California	7	772	13,445	10,844	1,684
Colorado	1	177	2,000	1,821	249
Florida	2	270	10,710	9,488	1,246
Georgia	2	240	6,450	5,783	805
Iowa	1	60	3,200	2,939	401
Louisiana	1	127	1,600	1,344	209
Michigan	1	236	3,000	2,381	389
Missouri	1	100	1,500	1,376	165
Montana	2	163	5,600	5,143	701
Nebraska	1	82	1,200	1,102	150
New Mexico	4	443	15,821	14,538	1,530
Tennessee	3	353	12,075	10,810	1,525
Texas	16	1,861	21,455	16,113	2,738

TOTAL	43	5,004	$102,156	$87,351	$12,314

1.
Included in the balances of the mortgages underlying the REMIC Certificates are $11,004 of non-recourse mortgages payable by our subsidiaries. We originated these mortgages, which were subsequently transferred to the REMIC. The properties and the mortgage debt are reflected in our balance sheet.

        The mortgage loans underlying the REMIC Certificates generally have 25-year amortization schedules with final maturities ranging from 2005 to 2028. Contractual principal and interest distributions with respect to the $44.9 million amortized cost basis of REMIC Certificates (excluding unrealized losses on changes in estimated fair value of $0.8 million) we retained are subordinated to distributions of interest and principal with respect to the $42.2 million of REMIC Certificates held by third parties. Thus, based on the terms of the underlying mortgages and assuming no unscheduled prepayments occur nor are any maturities extended as a result of the inability of the borrower to refinance, scheduled principal distributions on the REMIC Certificates we retained will commence in March 2005 with final distributions in April 2028. Distributions on any of the REMIC Certificates will depend, in large part, on the amount and timing of payments, collections, delinquencies and defaults with respect to the mortgage loans represented by the REMIC Certificates, including the exercise of certain purchase options under existing property leases or the sale of the mortgaged properties. Each of the mortgage loans securing the REMIC Certificates contains similar prepayment and security provisions as our mortgage loans.

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

        At December 31, 2004, the REMIC Certificates we held had an effective interest rate of approximately 13.9% based on the expected future cash flows with no unscheduled prepayments.

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

	2004		2003
	High	Low	High	Low
First Quarter	$18.16	$14.47	$7.17	$5.25
Second Quarter	$18.70	$14.30	$9.55	$6.00
Third Quarter	$18.99	$16.24	$11.76	$9.13
Fourth Quarter	$20.23	$17.73	$15.00	$11.50
(b)
As of December 31, 2004 we had approximately 519 stockholders of record of our common stock.

(c)
We declared total cash distributions on common stock as set forth below:

	2004	2003
First Quarter	$0.250	$0.100
Second Quarter	0.275	0.150
Third Quarter	0.300	0.150
Fourth Quarter	0.300	0.250

	$1.125	$0.650

        On February 2, 2005, we declared a $.30 per common share dividend payable on March 31, 2005, to stockholders of record on March 18, 2005. We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of the Board of Directors and will depend on our earnings, our financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See "Annual Distribution Requirements" beginning on page 11.)

(d)
Securities authorized for issuance under equity compensation plans as of December 31, 2004 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	200,300	$7.15	657,716
Equity compensation plans not approved by security holders	—	—	—

Total	200,300	$7.15	657,716

Recent Sales of Unregistered Securities

        During 2004, we were the general partner under eight separate limited partnerships. In connection with each of the partnership agreements, previously we, as general partner and each limited partner also entered into Exchange Rights Agreements (the Exchange Rights Agreements), pursuant to which the limited partners, under certain circumstances, have the right (an Exchange Right) to require us to pay cash or issue shares of our Common Stock in exchange for units of the requesting limited partners' partnership interest in the partnership tendered for exchange. Each partnership agreement establishes a specific value of a share of our Common Stock which determines the number of shares of our Common Stock that is subject, under certain circumstances, to issuance to the limited partners. In the event a limited partner exercises an Exchange Right, we have the option to either issue our Common Stock or pay the limited partner the equivalent value in cash, as determined by an agreed upon formula. In the first quarter of 2004, we issued 168,365 shares of our Common Stock to one of the limited partners in a transaction exempt from registration under the Securities Act of 1933. On May 28, 2004, we filed a Registration Statement on Form S-3 (File No. 333-115991), which was declared effective June 9, 2004, covering the resale of up to 865,387 shares of our Common Stock by such limited partners.

Item 6.    SELECTED FINANCIAL INFORMATION

        The following table of selected financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Operating Information:
Revenues	$66,917	$63,213	$67,434	$66,819	$81,045
Expenses:
Interest expense	11,866	20,799	20,606	19,894	25,315
Depreciation and amortization	12,816	12,314	13,517	11,848	13,387
Impairment charge	274	1,260	7,097	13,534	5,337
Legal expenses	193	1,076	803	289	478
Operating and other expenses	5,297	6,525	5,979	8,689	5,299

Total expenses	30,446	41,974	48,002	54,254	49,816

Income before non-operating income and minority interest	36,471	21,239	19,432	12,565	31,229
Non-operating income	—	1,970	—	—	—
Minority interest	(896)	(1,300)	(1,308)	(973)	(982)

Income from continuing operations	35,575	21,909	18,124	11,592	30,247
Discontinued Operations:
Gain (loss) from discontinued operations	205	111	(804)	(16,060)	(7,600)
Gain on sale of assets, net	608	2,299	14,483	1,560	8,990

Net income (loss) from discontinued operations	813	2,410	13,679	(14,500)	1,390
Net income (loss)	36,388	24,319	31,803	(2,908)	31,637
Preferred stock redemption charge	(4,029)	(1,241)	—	—	—
Preferred stock dividends	(17,356)	(16,596)	(15,042)	(15,077)	(15,087)

Net income (loss) available to common stockholders	$15,003	$6,482	$16,761	$(17,985)	$16,550

Per share Information:
Basic net income (loss) available to common stockholders	$0.77	$0.36	$0.91	$(0.75)	$0.63

Diluted net income (loss) available to common stockholders	$0.77	$0.36	$0.91	$(0.75)	$0.63

Common Stock Distributions declared	$1.125	$0.65	$0.40	$0.00	$0.87

Balance Sheet Information:
Real estate investments, net	$520,679	$515,752	$552,434	$604,306	$622,428
Total assets	547,880	574,924	599,925	648,568	676,585
Total debt	100,660	153,755	227,837	284,634	262,560
Total liabilities	107,967	192,741	239,113	294,785	272,546
Minority interest	3,706	13,401	13,399	13,404	9,912
Total stockholders' equity	436,207	368,782	347,413	340,379	394,127
Other Information:
Cash flows provided by operating activities	$50,937	$36,218	$42,903	$43,852	$45,307
Cash flows provided by investing activities	2,741	20,707	19,320	46,772	45,697
Cash flows used in financing activities	(67,282)	(47,007)	(60,544)	(86,172)	(91,789)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Year ended December 31, 2004 compared to year ended December 31, 2003

        Revenues for the year ended December 31, 2004, were $66.9 million compared to $63.2 million for the same period in 2003. Rental income increased $6.3 million primarily as a result of the effect of receiving rent for the entire year of 2004 on properties formerly leased to Sun Healthcare Group, Inc. (or Sun) as compared to receiving one month of rent from Sun in 2003 ($1.0 million), receiving rent in 2004 on properties formerly leased to Centers for Long Term Care (or CLC) which were on non-accrual in the first eight months of 2003 ($3.0 million), the receipt of rent from properties acquired in 2003 and 2004 ($0.6 million), an increase due to straight-line rental income ($1.1 million), new leases and rental increases provided for in existing lease agreements ($1.1 million), partially offset by the one time receipt in 2003 of past due rents on non-accrual ($0.5 million). Same store rental income, (rental income from properties owned for both years ended December 31, 2004 and 2003 and excluding straight-line rental income) increased $4.4 million due to the effect of receiving rent in 2004 on properties formerly leased to Sun and CLC as noted above and rental increases provided for in existing lease agreements.

        Interest income from mortgage loans and notes receivable decreased $0.7 million primarily as a result of the pay off of loans and the conversion of loans into owned properties partially offset by the receipt of interest from new loans. Interest income from REMIC Certificates for the year ended December 31, 2004 decreased $2.6 million compared to 2003 due to the dissolution of the 1994-1 REMIC Pool, the amortization of our remaining REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.

        Interest and other income increased $0.7 million in 2004 from the prior year due primarily to the receipt of prepayment penalties associated with the early payoff of certain mortgages underlying our investment in REMIC Certificates partially offset by the redemption of marketable secured notes that we held.

        Interest expense decreased $8.9 million in 2004 from the prior year. Included in interest expense for 2003 was a $2.1 million write-off of debt issue costs related to our early retirement of our Secured Revolving Credit. Interest expense decreased due to a decrease in average borrowings outstanding during the year and a decrease in amortization of debt issue costs on our Unsecured Revolving Credit compared to the amortization of debt issue costs on the Secured Revolving Credit we had during most of 2003.

        Depreciation and amortization expense for 2004 increased $0.5 million from the prior year due to acquisitions. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

        We perform periodic comprehensive evaluations of our investments. During our evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a $0.3 million impairment charge reclassifying a portion of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss to reflect the estimated impact on future cash flows from loan prepayments related to certain subordinated REMIC Certificates we hold. During 2003 we recorded a $1.3 million impairment charge related primarily the reclassification of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss.

        Legal expenses were $0.9 million lower in 2004 than in 2003 due to lower costs for general litigation defense. Operating and other expenses decreased $1.2 million due to lower property tax payments made on behalf of operators and for closed and unsold properties in 2004 as compared to 2003.

        Non-operating income of $2.0 million was recognized in 2003 as a result of the early redemption of secured notes that we owned. No non-operating income was recognized in 2004. Minority interest in income decreased $0.4 million due to the conversion of almost all of our limited partnership interests to common stock and cash in 2004.

        For the year ended December 31, 2004, net income from discontinued operations was $0.8 million. During 2004 we sold five skilled nursing properties, two of which were formerly operated by Sun resulting in a gain on sale of $0.6 million. During 2003 we reported income from discontinued operations of $2.4 million. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations." During 2003 we recognized a $2.3 million gain related to sale of eight skilled nursing properties and reported $0.1 million in income from discontinued operations.

        During 2004, we redeemed all of our outstanding Series A and Series B preferred stock. Accordingly, we recognized a $4.0 million preferred stock redemption charge related to the original issue costs of the preferred stock redeemed. In addition, preferred stock dividends were $0.8 million higher in 2004 as compared to the prior year due to the issuance of Series E and Series F preferred stock and the timing of the Series A and Series B preferred stock redemption. During 2003 we announced the redemption of 40% of the outstanding shares of our Series A preferred stock and recognized a $1.2 million preferred stock redemption charge related to the original issue costs of the preferred stock redeemed.

        Net income available to common stockholders for the year ended December 31, 2004, was $15.0 million compared to $6.5 million for the year ended December 31, 2003. This increase is due primarily to an increase in rental income and a decrease in interest expense partially offset by an increase in preferred stock redemption charges as previously discussed.

Year ended December 31, 2003 compared to year ended December 31, 2002

        Revenues for the year ended December 31, 2003 were $63.2 million compared to $67.4 million for the same period in 2002. Rental income decreased $0.4 million primarily as a result of the effect of classifying properties leased to Sun as non-accrual rents ($2.8 million) and the elimination of rents from sold properties not subject to Statement of Financial Accounting Standard (or SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" reclassification ($0.9 million), partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties ($0.5 million), the receipt of rent from properties formerly operated by CLC ($1.5 million), security deposits applied to past due rents ($0.5 million), acquisitions ($0.1 million) and new leases and rental increases provided for in existing lease agreements ($0.7 million). Same store rental income, (rental income from properties owned for both years ended December 31, 2003 and 2002) decreased $1.8 million due to the effect of classifying rents on properties leased to Sun as non-accrual rents, partially offset by the receipt of past due rent that we had not accrued due to collectibility uncertainties and new leases and normal rental rate increases, as set forth in the lease agreements.

        Interest income from mortgage loans and notes receivable decreased $0.9 million primarily as a result of the early payoff of four mortgage loans (one in 2003 and three in 2002) and the receipt of past due interest on CLC's line of credit in September 2002. Interest income from REMIC Certificates for the year ended December 31, 2003 decreased $3.0 million compared to 2002 due to the amortization of the related asset and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.

        Interest and other income increased $0.1 million in 2003 from the prior year due primarily to the receipt of interest on our investment in secured notes of ALC.

        Interest expense increased $0.2 million in 2003 from the prior year. Included in interest expense for 2003 was a $2.1 million write-off of debt issue costs related to our early retirement of our Secured Revolving Credit. Interest expense decreased due to a decrease in average borrowings outstanding during the year and a decrease in interest rates on our Secured Revolving Credit partially offset by an increase in our overall weighted average interest rate related to our Senior Participation Payable.

        Depreciation and amortization expense for 2003 decreased $1.2 million from the prior year due to properties sold in 2002 not subject to SFAS No. 144 reclassification and a lower basis of certain assets due to impairment charges taken in 2002.

        We perform periodic comprehensive evaluations of our investments. During our evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a $1.3 million impairment charge to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we held at December 31, 2003. During 2002 we recorded impairments of $1.7 million in one skilled nursing property and one assisted living property ($0.7 million of which is included in net loss from discontinued operations). Of this $1.7 million, $1.0 million applied to a skilled nursing property where we agreed to a rent reduction that required an impairment adjustment and $0.7 million was for an assisted living property we agreed to sell at less than net book value. We recorded a $1.6 million impairment for mortgage loans on two skilled nursing properties. Of this amount, $0.6 million was for a skilled nursing property that had closed and the borrower defaulted on the loan and $1.0 million was for a loan on a skilled nursing property whose operator was reporting losses from operations and requesting temporary loan payment modifications. Additionally, we recorded a $4.5 million impairment on investments in REMIC Certificates. Of this $4.5 million charge, $1.2 million was for loans paying off prior to maturity and reducing the value of our interest-only REMIC Certificates, $0.5 million was for one skilled nursing property that closed, $1.3 million was for one skilled nursing facility that we, as loan servicing agent for the REMIC Trust, agreed could pay the loan off at a $1.0 million reduction in principal and $1.5 million was for one skilled nursing property whose operator advised us they were considering either closing the facility or attempting to convert the building to an alternative use.

        Legal expenses were $0.3 million higher in 2003 than in 2002 due to higher legal costs for general litigation defense. Operating and other expenses increased $0.5 million due to higher property tax payments made on behalf of operators in 2003 as compared to 2002.

        Non-operating income of $2.0 million was recognized in 2003 as a result of ALC's early redemption of its secured notes that we owned. No non-operating income was recognized in the prior year.

        For the year ended December 31, 2003, net income from discontinued operations was $2.4 million. During 2003 we sold eight skilled nursing facilities, one of which was formerly operated by Sun and three were formerly operated by CLC. We recognized a $2.3 million gain on these sales and received $15.7 million in net proceeds which we used to pay $3.8 million in mortgage debt related to these properties, $2.6 million to repay outstanding borrowings under the Secured Revolving Credit and the remaining net proceeds were used to fund the partial redemption of our Series A Preferred Stock. During 2003 we reported income from discontinued operations of $0.1 million. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations." During 2002 we recognized a $14.5 million gain related to sale of 15 skilled nursing properties and one assisted living property and reported a $0.8 million loss from discontinued operations.

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

        Net income available to common stockholders for the year ended December 31, 2003, was $6.5 million compared to $16.8 million for the year ended December 31, 2002. This decrease is due primarily to gains on asset sales in 2002 as previously discussed.

Critical Accounting Policies

        Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies for a description of the significant accounting policies we followed in preparing the consolidated financial statements for all periods presented. We have identified the following significant accounting policies as critical accounting policies in that they require significant judgment and estimates and have the most impact on financial reporting.

        Impairments.    Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property, as per SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" for years prior to 2002 and as per SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning January 1, 2002. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

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

        A securitization is completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (or REMIC Corp.) is formed and selected mortgage loans are sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transfers the loans to a trust (or REMIC Trust) in exchange for commercial mortgage pass-through certificates (or REMIC Certificates) which represent beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust is a qualifying special purpose entity from which the mortgages are isolated from us and the REMIC Corp. Holders of REMIC Certificates issued by the REMIC Trust have the right free of any conditional constraints to pledge or exchange those interests, and neither we or the REMIC Corp. maintain effective control over the transferred assets (the mortgages). The REMIC Trust is administered by a third-party trustee solely for the benefit of the REMIC Certificate holders; however, we are the Special or Sub-servicer.

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

        The REMIC Certificates issued by the REMIC Trust include various levels of senior, subordinated, interest-only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) were then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates were retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither we, nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

        Description of the REMIC Certificates.    REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only (or interest-only). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by us are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates (or pass-through rates). The interest-only REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the interest-only REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us would in general bear the first risk of loss. Management evaluates the realizability of expected future cash flows periodically. An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

        In addition to the risk from credit losses, the interest-only Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the interest-only Certificates, thus, reducing their effective yield. The Certificates' fair values are estimated, in part, based on a spread over the applicable U.S. Treasury rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates are subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although we are required to report our REMIC Certificate investments available for sale at fair value, many of the factors considered in estimating their fair value are difficult to predict and are beyond the control of our management, consequently, changes in the reported fair values may vary widely and may not be indicative of amounts immediately realizable if our company was forced to liquidate any of the Certificates.

        On January 1, 1999, we adopted SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." Upon adoption of SFAS No. 134, we, based on our ability and intent to hold our investments in REMIC Certificates, transferred our interest-only REMIC Certificates and certificates with an investment rating of "BB" or higher from the trading category to the available-for-sale category and our certificates with an investment rating of "B" or lower to the held-to-maturity category. The transfer was recorded at fair value on the date of the transfer.

        Mortgage Loans Receivable.    Mortgage loans receivable are recorded on an amortized costs basis. We maintain a valuation allowance based upon the expected collectibility of our mortgage loans receivable. Changes in the valuation allowance are included in current period earnings. In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" we evaluate the carrying values of our mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgages when events or circumstances, including the non-receipt of principal and interest payments and/or significant deteriorations of the financial conditions of the borrowers indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

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

        Revenue Recognition.    Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the amounts have been received. Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 Revenue Recognition in Financial Statements (or SAB 101) does not provide for the recognition of such contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid rental income from that lease until the amounts have been received.

        Rental revenues relating to leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease. In evaluating whether we believe all the rent will be collected we have determined that all of the following conditions must be met: (i) the property has been operated by the same operator for at least six months (adding a new property to a master lease with an operator that otherwise qualifies does not disqualify the lease from being straight-lined); (ii) payments for any monetary obligations due under the lease, or any other lease such operator has with us have been received late no more than (four) times during last eight fiscal quarters; (iii) the operator of the property has not during the last eight fiscal quarters (a) been under the protection of any Bankruptcy court; (b) admitted in writing its inability to pay it debts generally as they come due; (c) made an assignment for the benefit of creditors; or, (d) been under the supervision of a trustee, receiver or similar custodian; and (iv) the property operating income has covered the applicable lease payment in each of the prior four fiscal quarters.

        We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on "non-accrual" status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain). Once a lease is on "non-accrual" status, we will evaluate the collectibility of the related straight-line rent asset. If it is determined that the collection problem is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the "non-accrual lease" we will record an impairment charge related to the straight-line rent asset.

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

Liquidity and Capital Resources

Financing Activities:

        In February 2004 we issued 4.0 million shares of 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) in a registered direct placement which generated net cash proceeds of approximately $98.5 million. The cash proceeds plus cash on hand and borrowings under our Unsecured Revolving Line of Credit were used to redeem all of the outstanding shares of our Series A and Series B preferred stock for $126.3 million which represented the $25.00 liquidation price per share. In July 2004 we issued an additional 2.6 million shares of Series F preferred stock in a registered direct placement. The additional Series F preferred stock was issued at $23.05 per share plus accrued dividends and resulted in net proceeds of $60.8 million after expenses and fees. Each share of Series F preferred stock has a liquidation value of $25.00 per share.

        During 2004 $2.8 million in principal was received by the non-recourse senior mortgage participation holder and we paid $53.4 million in principal payments on mortgage loans and capital lease obligations including $50.7 million of mortgage debt repaid prior to maturity. The mortgages repaid were held in a REMIC Pool we originated. In addition we borrowed $36.5 million and repaid $36.5 million under our Unsecured Revolving Credit.

        In 2004 we distributed $22.4 million in common dividends and $16.1 million in preferred dividends.

        In 2004, partners in seven of our limited partnerships elected to exchange their interests in the partnerships. In accordance with the partnership agreements, at our option, we issued 208,401 shares of our common stock to two limited partners, paid approximately $0.1 million for the redemption of 7,027 shares owned by another limited partner and paid approximately $8.4 million to the other limited partners in exchange for their partnership interests. Since the market value of the common stock issued and cash paid was greater than the book value of the partnership interests received, we recognized a $2.3 million increase in the basis of the properties underlying the limited partnership interests acquired. At December 31, 2004, we only have one limited partnership remaining. We pay the limited partners in the remaining partnership a preferred return of approximately $0.3 million annually.

        In 2004 we received $2.3 million in principal payments on notes receivable from stockholders including $1.7 million in repayments prior to maturity. At December 31, 2004, we only have one note receivable from a stockholder with a principal balance of $0.5 million outstanding. This note matures in December 2006.

        During 2004 holders of 1,638,731 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 3,277,462 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Subsequent to December 31, 2004, holders of 2,246 shares of our Series E preferred stock notified us of their election to convert such shares into 4,492 shares of our common stock. Subsequent to this most recent conversion, there are 559,073 shares of our Series E preferred stock outstanding and 21,406,637 shares of our common stock outstanding.

        As of December 31, 2004, we are obligated in 2005 to make approximately $2.3 million in scheduled principal payments on our mortgage loans payable, bonds payable and capital lease obligations (there are no 2005 maturities) and in 2006 through 2009 the total scheduled principal payments and debt maturities are approximately $11.7 million, $2.2 million, $16.3 million and $25.6 million, respectively.

Available Shelf Registrations:

        During 2004, we filed a Form S-3 "shelf" registration statement which became effective April 5, 2004 and provides us with the capacity to offer up to $200.0 million in our debt and/or equity securities. We currently have $137.9 million of availability under our effective shelf registration. We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Operating and Investing Activities:

        During the year ended December 31, 2004, net cash provided by operating activities was $50.9 million. We originated mortgage loans totaling $19.4 million, acquired four skilled nursing properties for approximately $6.2 million plus the assumption of a $2.1 million mortgage note payable to a REMIC Pool we originated. Subsequent to the acquisition we paid off the loan in its entirety.

Additionally, we invested approximately $0.6 million in building improvements, furniture, fixtures and equipment leased to operators. We also purchased $4.0 million face value REMIC Certificates in a pool we originated from a third party for $3.9 million in cash including accrued interest.

        We received during 2004 approximately $7.7 million in principal prepayments on REMIC Certificates and $9.9 million from principal payments on mortgage loans receivable and paid to the holder of the Senior Mortgage Participation approximately $2.8 million in principal payments as discussed above.

        During 2004 we received $12.3 million from ALC as full redemption of the ALC Senior and Junior Notes we held as investments. The notes were redeemed at face value plus accrued and unpaid interest as of the redemption date and the proceeds were used to reduce amounts outstanding under our Unsecured Revolving Credit.

        In 2004 we sold five skilled nursing properties for $6.4 million resulting in a gain on sale of $0.6 million and net proceeds of $4.7 million after a $1.5 million principal payment on mortgage loans secured by the properties sold.

        In addition to the $1.5 million paydown of mortgage debt related to asset sales, we also repaid 9 loans payable to REMIC Pools originated by us and on another mortgage loan totaling $50.7 million and made $1.9 million in scheduled principal payments on mortgage loans, notes payable and capital leases.

New Leases:

        We acquired four skilled nursing properties in 2004. Two of these properties were added to an existing master lease and we entered into two separate leases for the remaining two properties. These new leases provide for a total annual revenue of approximately $0.9 million for a combined yield of 11.2%.

        In 2005 we entered into two new master leases with EHSI for the 37 properties formerly leased to ALC.

REMIC Revenue and Cash Flow:

        Loans within certain REMIC Certificate pools have amortized, are scheduled to mature or have paid off early. As a result, we anticipate REMIC interest income in 2005 will be approximately $1.6 million less than 2004, absent any modifications of the underlying loans. As of December 31, 2004, scheduled maturities on REMIC Certificates we hold are $0 million, $2.6 million, $9.0 million, $3.1 million, $2.2 million and $25.8 million for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter.

Commitments:

        As of December 31, 2004, we had committed to provide to Alterra $2.5 million over three years ending December 4, 2006, to invest in leasehold improvements to properties they lease from us and an additional $2.5 million over the next succeeding three years ending December 4, 2009, to expand properties they lease from us. Both of these investments would be made at a 10% annual return to us. To date, Alterra has not requested any funds under this agreement.

        On January 31, 2005, Extendicare Inc. and its wholly-owned U.S. subsidiary, EHSI, acquired ALC. On that same day we announced we had entered into a Memorandum of Understanding with EHSI whereby EHSI and we agreed to enter into two triple net master leases for the 37 assisted living properties previously leased to ALC. A provision of this MOU commits us to fund up to $5.0 million per year for expansion of the 37 properties under certain conditions. Should we expend such funds,

EHSI would increase the monthly minimum rent by an amount equal to (a) 9.5% plus the positive difference, if any, between the average for the last five days prior to funding of the yield on the U.S. Treasury 10-year note minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded.

        As previously disclosed in Note 11 of our Annual Report filed on Form 10-K for the year ended December 31, 2003, on October 2, 2002, we issued 1,500,000 book value units (or BVU), to the lenders under our old Secured Revolving Credit. The BVUs were disclosed as a contingent liability at December 31, 2003 and 2002. The number of BVUs issued represented 20,000 BVUs for each $1.0 million of outstanding commitment ($75.0 million) as of October 2, 2002. For the BVUs to have value to the lenders our book value per common share at September 30, 2004, would have to have been in excess of $10.92. At September 30, 2004, our book value per common share was $10.13 and as a result the BVUs expired and we had no financial obligation and have no contingent liability related to them.

Contractual Obligations:

        We monitor our contractual obligations to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations as of December 31, 2004, and excludes the effects of interest (amounts in thousands):

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
Mortgage loans payable	$71,286	$1,525	$12,136	$47,849	$9,776
Bonds payable and capital lease obligations	13,967	774	1,732	3,087	8,374

	$85,253	$2,299	$13,868	$50,936	$18,150

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2004.

Liquidity:

        We believe we have sufficient liquidity and financing capability to fund additional investments in 2005, maintain our preferred dividend payments, pay common dividends at least sufficient to maintain our REIT status and repay borrowings at or prior to their maturity through our generation of funds from operation, borrowings under our Unsecured Credit Agreement, asset sales, proceeds from mortgage notes receivable, principal payments from REMIC certificates we hold or additional financings. We believe our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts to meet our liquidity needs.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

        Readers are cautioned that statements contained in this section "Quantitative and Qualitative Disclosures About Market Risk" are forward looking and should be read in conjunction with the disclosure under the heading "Risk Factors" set forth above.

        We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable, investments in REMIC Certificates and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2004.

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

        At December 31, 2004, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $92.7 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.4 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.6 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

        We had no borrowings outstanding under our Unsecured Credit Agreement at December 31, 2004. Thus, an increase or decrease in interest rates would have no impact on annual interest expense on our Unsecured Credit Agreement.

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

Item 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated February 23, 2005, expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
February 23, 2005

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2004—$83,369; 2003—$70,895	$359,247	$352,461
Land	26,501	24,824
Properties held for sale, net of accumulated depreciation and amortization: 2004—$0; 2003—$2,481	—	5,340
Mortgage loans receivable, net of allowance for doubtful accounts: 2004 and 2003—$1,280	90,878	71,465
REMIC Certificates	44,053	61,662

Real estate investments, net	520,679	515,752
Other Assets:
Cash and cash equivalents	4,315	17,919
Debt issue costs, net	1,348	1,496
Interest receivable	3,161	3,809
Prepaid expenses and other assets	4,451	4,495
Notes receivable	13,926	19,172
Marketable debt securities	—	12,281

Total assets	$547,880	$574,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank borrowings	$—	$—
Mortgage loans payable	71,286	120,819
Bonds payable and capital lease obligations	13,967	14,686
Senior mortgage participation payable	15,407	18,250
Accrued interest	649	943
Accrued expenses and other liabilities	3,040	2,478
Accrued expenses and other liabilities related to properties held for sale	—	2,540
Liability for Series A 9.5% Preferred Stock redemption—1,226 shares	—	30,642
Distributions payable	3,618	2,383

Total liabilities	107,967	192,741
Minority interests	3,706	13,401
Stockholders' Equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2004—9,201; 2003—8,026	218,532	189,163
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2004—21,374; 2003—17,807	214	178
Capital in excess of par value	292,740	250,055
Cumulative net income	311,336	274,948
Other	2,070	(638)
Cumulative distributions	(388,685)	(344,924)

Total stockholders' equity	436,207	368,782

Total liabilities and stockholders' equity	$547,880	$574,924

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues:
Rental income	$46,584	$40,320	$40,737
Interest income from mortgage loans and notes receivable	9,138	9,814	10,718
Interest income from REMIC Certificates	7,342	9,964	12,970
Interest and other income	3,853	3,115	3,009

Total revenues	66,917	63,213	67,434

Expenses:
Interest expense	11,866	20,799	20,606
Depreciation and amortization	12,816	12,314	13,517
Impairment charge	274	1,260	7,097
Legal expenses	193	1,076	803
Operating and other expenses	5,297	6,525	5,979

Total expenses	30,446	41,974	48,002

Income before non-operating income and minority interest	36,471	21,239	19,432
Non-operating income	—	1,970	—
Minority interest	(896)	(1,300)	(1,308)

Income from continuing operations	35,575	21,909	18,124
Discontinued operations:
Income (loss) from discontinued operations	205	111	(804)
Gain on sale of assets, net	608	2,299	14,483

Net income from discontinued operations	813	2,410	13,679

Net income	36,388	24,319	31,803
Preferred stock redemption charge	(4,029)	(1,241)	—
Preferred stock dividends	(17,356)	(16,596)	(15,042)

Net income available to common stockholders	$15,003	$6,482	$16,761

Net Income per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$0.73	$0.23	$0.17

Diluted	$0.73	$0.23	$0.17

Net Income Per Common Share from Discontinued Operations:
Basic	$0.04	$0.13	$0.74

Diluted	$0.04	$0.13	$0.74

Net Income Per Common Share Available to Common Stockholders:
Basic	$0.77	$0.36	$0.91

Diluted	$0.77	$0.36	$0.91

Basic weighted average shares outstanding	19,432	17,836	18,371

Comprehensive Income:
Net income	$36,388	$24,319	$31,803
Unrealized gain (loss) on available-for-sale securities	378	(427)	(1,435)
Reclassification adjustment	274	1,303	276

Comprehensive income	$37,040	$25,195	$30,644

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distributions
Balance—December 31, 2001	7,062	18,393	$165,183	$185	$254,930	$218,826	$(5,605)	$(293,140)
Interest added to stockholder note balance	—	—	—	—	—	—	(62)	—
Payments on stockholder notes	—	—	—	—	—	—	877	—
Reclassification adjustment	—	—	—	—	—	—	276	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1,435)	—
Repurchase of stock	—	(338)	—	(4)	(2,329)	—	—	—
Net income	—	—	—	—	—	31,803	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,042)
Vested restricted stock	—	—	—	—	286	—	—	—
Reclassification of unvested restricted stock	—	—	—	—	163	—	(163)	—
Common stock cash distributions ($0.40 per share)	—	—	—	—	—	—	—	(7,336)

Balance—December 31, 2002	7,062	18,055	165,183	181	253,050	250,629	(6,112)	(315,518)

Interest added to stockholder note balance	—	—	—	—	—	—	(9)	—
Payments on stockholder notes	—	—	—	—	—	—	4,444	—
Stock option exercises	—	246	—	2	1,325	—	—	—
Reclassification adjustment	—	—	—	—	—	—	1,303	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(427)	—
Repurchase of stock	(10)	(483)	(250)	(5)	(3,188)	—	—	—
9.5% Series A Preferred Stock redemption	(1,226)	—	(30,642)	—	1,241	—	—	(1,241)
8.5% Series E Preferred Stock offering	2,200	—	55,000	—	(2,562)	—	—	—
Net income	—	—	—	—	—	24,319	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(16,596)
Accelerated vesting of stock options	—	—	—	—	23	—	—	—
Vested restricted stock	—	—	—	—	—	—	132	—
Canceled restricted stock	—	(11)	—	—	(31)	—	31	—
Other	—	—	(128)	—	197	—	—	—
Common stock cash distributions ($0.65 per share)	—	—	—	—	—	—	—	(11,569)

Balance—December 31, 2003	8,026	17,807	189,163	178	250,055	274,948	(638)	(344,924)

Payments on stockholder notes	—	—	—	—	—	—	—	2,285
Stock option exercises	—	99	—	1	546	—	—	—
Reclassification adjustment	—	—	—	—	—	—	274	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	378	—
Conversion of 8.5% Series E Preferred Stock	(1,639)	3,278	(40,968)	33	40,935	—	—	—
Conversion of minority interests	—	208	—	2	3,192	—	—	—
Issue restricted stock	—	12	—	—	202	—	(202)	—
Issue stock options	—	—	—	—	77	—	(77)	—
9.5% Series A Preferred Stock redemption	(1,838)	—	(45,963)	—	1,861	—	—	(1,861)
8.0% Series B Preferred Stock redemption	(1,988)	—	(49,700)	—	2,168	—	—	(2,168)
Net income	—	—	—	—	—	36,388	—	—
Vested stock options	—	—	—	—	—	—	16	—
Vested restricted stock	—	—	—	—	399	—	34	—
Canceled restricted stock	—	(30)	—	—	—	—	—	—
8.0% Series F Preferred Stock offering	6,640	—	166,000	—	(6,695)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,356)
Common stock cash distributions ($1.125 per share)	—	—	—	—	—	—	—	(22,376)

Balance—December 31, 2004	9,201	21,374	$218,532	$214	$292,740	$311,336	$2,070	$(388,685)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$36,388	$24,319	$31,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,927	12,998	14,400
Gain on sale of real estate and other investments, net	(608)	(2,299)	(14,483)
Write-off of debt issue costs related to early retirement of bank debt	—	2,075	—
Gain on redemption of investment in marketable debt securities, net	—	(1,970)	—
Non-cash impairment charge	274	1,260	7,807
Straight-line rental income	(1,121)	—	—
Other non-cash charges, net	3,079	4,584	4,475
Decrease (increase) in interest receivable	603	(28)	(621)
Decrease (increase) in prepaid, other assets and allowance	145	(2,639)	11
(Decrease) increase in accrued interest	(303)	(309)	119
(Decrease) in accrued expenses and other liabilities	(447)	(1,773)	(608)

Net cash provided by operating activities	50,937	36,218	42,903
INVESTING ACTIVITIES:
Investment in real estate mortgages	(19,389)	(1,707)	—
Investment in REMIC certificates	(3,898)	—	—
Acquisition of real estate properties and capital improvements, net	(6,768)	(3,467)	(1,422)
Proceeds from sale of real estate investments, net	4,733	15,664	12,090
Principal payments on mortgage loans receivable and REMIC Certificates	17,563	12,886	6,022
Investment in debt securities	—	(2,015)	(26)
Proceeds from redemption of investment in debt securities	12,281	281	903
Other	(1,781)	(935)	1,753

Net cash provided by investing activities	2,741	20,707	19,320
FINANCING ACTIVITIES:
Debt issue costs	(368)	(1,064)	(3,335)
Distributions paid	(38,498)	(26,763)	(23,200)
Proceeds from preferred stock offering	159,305	52,438	—
Repayment of stockholder loans	2,285	4,444	—
Bank borrowings	36,500	7,500	10,000
Repayment of bank borrowings	(36,500)	(55,921)	(55,561)
Proceeds from issuance of senior mortgage participation	—	—	30,000
Repayment of senior mortgage participation	(2,843)	(11,417)	(333)
Preferred Stock redemption	(126,305)	—	—
Principal payments on mortgage loans, notes payable and capital leases	(53,359)	(14,332)	(14,537)
Redemption of convertible subordinated debentures	—	—	(2,408)
Repurchase of common and preferred stock	—	(3,443)	(2,332)
Conversion of minority interests	(8,496)	—	—
Other	997	1,551	1,162

Net cash used in financing activities	(67,282)	(47,007)	(60,544)

(Decrease) increase in cash and cash equivalents	(13,604)	9,918	1,679
Cash and cash equivalents, beginning of year	17,919	8,001	6,322

Cash and cash equivalents, end of year	$4,315	$17,919	$8,001

Supplemental disclosure of cash flow information:
Interest paid	$11,653	$16,612	$19,946
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

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include the accounts of LTC, our wholly-owned subsidiaries and our controlled partnerships. All intercompany investments, accounts and transactions have been eliminated. Control over those partnerships is based on the provisions of the partnership agreements that provide us with a controlling financial interest in the partnerships. Under the terms of the partnership agreements, we are responsible for the management of the partnerships' assets, business and affairs. Our rights and duties in management of the partnerships include making all operating decisions, setting the capital budgets, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

        The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However we can transfer our interest without consultation or permission of the limited partners. SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Any non-controlling minority interest that may be redeemed with equity of any entity (including equity of an entity other than the subsidiary) does not meet the definition of a mandatorily redeemable financial instrument and thus does not fall under SFAS No. 150 guidelines. Since the partnership agreements with our limited partners (minority interests) specify that the limited partners' exchange rights may be settled in our common stock or cash at our option SFAS No. 150 does not have an impact on the financial statement presentation or accounting for our minority interests. However, SFAS No. 150 did require that the Series A Preferred Stock we called for redemption on December 31, 2003 be classified as a liability.

        In January 2003, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (or FIN 46) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Accounting guidance prior to FIN 46 required that we include another entity in our consolidated financial statements only if we controlled the entity through voting interests. FIN 46 changes that guidance by requiring that we consolidate a "variable interest entity" if we are subject to a majority of the risk of loss from the "variable interest entity's" activities, or are entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. In December 2003, FIN 46 was revised and the effective date of applying FIN 46 to certain variable interests was deferred. The revised FIN 46 requires us to apply the provision of FIN 46 immediately to any special purpose entities and to any "variable interest entities" created after January 31, 2003. Application of the provisions were required for all other "variable interest entities" in financial statements for periods ending after March 15, 2004. We have evaluated the requirements of FIN 46 and we believe that as of December 31, 2004, we do not have investments in any entities that meet the definition of a "variable interest entity."

        Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation as required by Statement of Financial Accounting Standards (or SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

        Land, Buildings and Improvements.    Land, buildings and improvements are recorded at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and includes depreciation associated with properties we lease that qualify as capital leases under SFAS No. 13 "Accounting for Leases." Estimated useful lives for financial reporting purposes range from 3 years on computers to 7 years for equipment and 35 to 40 years for buildings.

        Impairments.    Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property, per SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for years prior to 2002 and per SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning January 1, 2002. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

        To the extent there are defaults or unrecoverable losses on the underlying mortgages of the REMIC Certificates resulting in reduced cash flows, the subordinated certificates held by us would, in general, bear the first risk of loss. In accordance with EITF 99-20, management evaluates the realizability of expected future cash flows periodically. Management includes in its evaluation such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of REMIC Certificates' future cash flows. An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

        EITF 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" became effective for fiscal years ending after June 15, 2004. EITF 03-1 gives guidance to be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Comparative information for periods prior to initial application is not required. We have adopted the disclosure guidance for our year ended December 31, 2004 as required. In September 2004, the FASB issued FASB Staff Position (or FSP), EITF 03-1-1 Effective

Date of Paragraphs 10-20 of EITF 03-1 which delayed the effective date for paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 provide guidance for assessing impairment losses on debt and equity investments. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing literature. In addition, the FASB staff issued a proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under EITF 03-1. The delay of the effective date for paragraphs 10-20 of EITF 03-1 will be superseded with the final issuance of EITF 03-1-a. We will evaluate the effect, if any, of the EITF 03-1-a when final guidance is released.

        Fair Value of Financial Instruments.    SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair market value amounts presented in the notes to these financial statements do not represent our underlying value in financial instruments.

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The fair value of investments in marketable debt securities in 2002 is based upon quotes from a broker who trades in those securities and in 2003 it is based on face value due to the issuer's announcement of early redemption. We had no investments in marketable debt securities at December 31, 2004. The fair values of mortgage loans receivable, REMIC Certificates and long-term debt obligations are based upon the estimates of management and on rates currently prevailing for comparable loans, and instruments of comparable maturities.

        The carrying value and fair value of our financial instruments as of December 31, 2004 and 2003 were as follows (in thousands):

	At December 31, 2004		At December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$90,878	$92,702	$71,465	$74,511
Available-for-sale REMIC Certificates	8,153	8,153	9,778	9,778
Held-to-maturity REMIC Certificates	35,900	26,562	51,884	38,395
Marketable debt securities	—	—	12,281	12,281
Mortgage loans payable	71,286	71,286	120,819	120,819
Bonds payable and capital lease obligations	13,967	13,967	14,686	14,686
Senior mortgage participation payable	15,407	16,388	18,250	19,133

        For discussion of our investments in mortgage loans receivable and REMIC Certificates see Note 6. Real Estate Investments. For discussion of our investment in marketable debt securities see Note 9. Marketable Debt Securities. For discussion of our mortgage loans payable, bonds payable and capital lease obligations and senior mortgage participation payable, see Note 10. Debt Obligations.

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

        Under the securitization structure described above, we accounted for the transfer of the mortgages as a sale with any gain or loss recorded in earnings. The gain or loss is equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by us are recorded at their fair value at the date of the transaction. We have no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) are sold to third-party investors. Consequently, the financial statements of the REMIC Trust are not consolidated with those of our company for financial reporting purposes. The securitization transactions and the related transaction structures used therein were completed during or prior to 1998 and prior to the implementation of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 modified some of the requirements that previously existed under prior accounting principles that provided for the transfer of mortgages in securitization transactions to be accounted for as sales.

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

        The REMIC Certificates issued by the REMIC Trust include various levels of senior, subordinated, interest-only and residual classes. The subordinated REMIC Certificates generally provide a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) were then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates were retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither we, nor the REMIC Corp. is obligated to purchase any of the REMIC Trust assets or assume any liabilities.

        Description of the REMIC Certificates.    REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only (or interest-only). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by us are the subordinated certificates. The senior and the subordinated certificates have stated principal balances and stated interest rates (or pass-through rates). The interest-only REMIC Certificates have no stated principal but are entitled to interest distributions. Interest distributions on the interest-only REMIC Certificates are typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. Interest and principal distributions are made in order of REMIC Certificate seniority. As such, to the extent there are defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us would in general bear the first risk of loss. Management evaluates the realizability of expected future cash flows periodically. An impairment is recorded in current period earnings when management believes that it is probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

        On January 1, 1999, we adopted SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." Upon adoption of SFAS No. 134, based on our ability and intent to hold our investments in REMIC Certificates, we transferred our interest-only REMIC Certificates and certificates with an investment rating of "BB" or higher from the trading category to the available-for-sale category and our certificates with an investment rating of "B" or lower to the held-to-maturity category. The transfer was recorded at fair value on the date of the transfer.

        The interest-only REMIC Certificates' fair values are estimated, in part, based on a spread over the applicable U.S. Treasury Rate, and consequently, are inversely affected by increases or decreases in such interest rates. There is no active market in these securities from which to readily determine their value. The estimated fair values of both classes of certificates are subject to change based on the estimate of the current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved.

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

        Mortgage Loans Receivable.    Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan. We maintain a valuation allowance based upon the expected collectibility of the mortgage loans receivable. Changes in the valuation allowance are included in current period earnings. In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgages when events or circumstances, including the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

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

        Revenue Recognition.    Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received. Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 Revenue Recognition in Financial Statements (or SAB 101) does not provide for the recognition of such contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

        Rental revenues relating to leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease. In evaluating whether we believe all the rent will be collected we have determined that all of the following conditions must be met: (i) the property has been operated by the same operator for at least six months (adding a new property to a master lease with an operator that otherwise qualifies does not disqualify the lease from being straight-lined); (ii) payments for any monetary obligations due under the lease, or any other lease such operator has with us have been received late no more than four times during last eight fiscal quarters; (iii) the operator of the property has not during the last eight fiscal quarters (a) been under the protection of any Bankruptcy court; (b) admitted in writing its inability to pay it debts generally as they come due; (c) made an assignment for the benefit of creditors; or, (d) been under the supervision of a trustee, receiver or similar custodian; and (iv) the property operating income has covered the applicable lease payment in each of the prior four fiscal quarters.

        We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on "non-accrual" status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain). Once a lease is on "non-accrual" status, we will evaluate the collectibility of the related straight-line rent asset. If it is determined that the collection problem is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the "non-accrual lease" we will record an impairment charge related to the straight-line rent asset.

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

        Net loan fee income and commitment fee income are amortized over the life of the related loan.

        Federal Income Taxes.    LTC qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and as such, no provision for Federal income taxes has been made. A REIT may deduct distributions to its stockholders in computing taxable income. A REIT is required to distribute at least 90% of its taxable income. If a REIT distributes 100% of its taxable income and complies with other Internal Revenue Code requirements, it will generally not be subject to Federal income taxation.

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, differs from net income for financial statement purposes principally due to the treatment of certain interest income, other expense items, impairment charges, and the depreciable lives and basis of assets. At December 31, 2004, the book basis of LTC's net assets exceeded the tax basis by approximately $19,180,000, primarily due to additional depreciation taken for tax purposes.

        Concentrations of Credit Risks.    Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable and operating leases on owned properties. Our financial instruments, principally REMIC Certificates, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management's periodic review of our portfolio.

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

        Certain of the REMIC Certificates retained by us have designated certificate principal balances and a stated certificate interest "pass-through" rate. These REMIC Certificates are subject to credit risk to the extent that there are estimated or realized credit losses on the underlying mortgages, and as such their effective yield would be negatively impacted by such losses. We also retain the interest-only REMIC Certificates. In addition to the risk from credit losses, the interest-only REMIC Certificates are also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flows to the interest-only REMIC Certificates, thus, reducing their effective yield.

        Discontinued Operations.    In August 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which was required to be adopted in fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Subsequent to January 1, 2002, and in accordance with SFAS No. 144, properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held-for-sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations. As prescribed by SFAS No. 144, gains and losses on prior years related to assets included on discontinued operations in 2004 have been reclassified to discontinued operations for comparative purposes. See Note 6. Real Estate Investments, for a detail of the components of the net loss from discontinued operations.

        Net Income Per Share.    Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

        Stock-Based Compensation.    On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95 "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005 as required.

        SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

  1)
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

  2)
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We plan to adopt SFAS No. 123(R) using the modified-prospective method. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

        Currently, we use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. We expect to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005. Because No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 11. Stockholders' Equity to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement will not have an impact on our statement of cash flows.

        Prior to January 1, 2003, we accounted for stock option grants in accordance with APB 25 and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

        Segment Disclosures.    SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of our operations comprise one operating segment.

3. Major Operators

        We have three operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets. Only one of these operators was subject to public filings as of December 31, 2004. The following table summarizes that operator's assets, stockholders' equity, interim revenue and net income from continuing operations as of or for the nine months ended September 30, 2004 per the operator's public filings:

Assisted Living Concepts, Inc.
(unaudited, in thousands)
Current assets	$17,210
Non-current assets	186,704
Current liabilities	28,819
Non-current liabilities	137,345
Redeemable preferred stock	—
Gross revenue	131,164
Operating expenses	116,204
Income from continuing operations	6,885
Net income	6,885
Cash provided by operations	13,687
Cash used in investing activities	(3,619)
Cash used in financing activities	(9,121)

        At December 31, 2004, Assisted Living Concepts, Inc. (or ALC) leased 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.8%, or $70,310,000, our total assets at December 31, 2004 and 19.5% of rental income received in 2004. In October 2001, ALC filed for reorganization under Chapter 11 of the federal bankruptcy laws. The filing was pre-negotiated with sufficient debt holders to allow ALC to reorganize its debt and equity and emerge from bankruptcy as of 12:01 a.m. on January 1, 2002. Under the provisions of ALC's plan of reorganization, we would have been entitled to receive, due to our ownership of pre-bankruptcy convertible subordinated debentures and a lease rejection claim, $7,986,000 of ALC's new Senior Secured Notes (or Senior Notes) bearing interest at 10% per annum, payable semi-annually in arrears, $3,026,000 new Junior Secured Notes (or Junior Notes) bearing interest payable in additional new Junior Notes for three years at 8% and thereafter payable in cash at 12% per annum, payable semi-annually in arrears and 1,238,076 shares of ALC common stock. Provisions of the Revenue Code governing REITs prohibit REITs from owning debt and/or equity securities representing more than 10% of the value or voting power of any one issuer. Without qualifying as safe harbor debt, the Senior Notes and the Junior Notes would have been included in the calculation of 10% of the value of ALC. In order to qualify as safe harbor debt and retain our REIT status we were able to hold only the debt. For REIT income test purposes, provisions would also disqualify income from any entity in which a REIT owns 10% or more of the total combined voting power of all classes of stock or 10% or more of the total value of shares of all classes of a corporate tenant. And as a result, we could not be owners of the ALC common stock. In December 2001, we entered into an Assignment and Assumption Agreement with Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of CLC, allowing HHI to purchase the right to receive the common stock of ALC. See Note 8. Notes Receivable and Note 9. Marketable Debt Securities for further discussions. At the request of LTC's Board of Directors, our Chairman, CEO and President, Mr. Andre C. Dimitriadis, was a Board member of ALC from January 1, 2002 until September 10, 2004, at which time he resigned as a Board member of ALC.

        On January 31, 2005, Extendicare Inc. and its wholly-owned U.S. subsidiary, Extendicare Health Services, Inc. (or EHSI), acquired ALC. On that same day we announced we had entered into a Memorandum of Understanding with EHSI whereby EHSI and we agreed to enter into two triple net master leases for the 37 assisted living properties previously leased to ALC. A provision of this MOU commits us to fund up to $5,000,000 per year for expansion of the 37 properties under certain conditions.

        Should we expend such funds, EHSI would increase the monthly minimum rent by an amount equal to (a) 9.5% plus the positive difference, if any, between the average for the last five days prior to funding of the yield on the U.S. Treasury 10-year note minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded.

        Alterra leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.6%, or $69,200,000, of our total assets at December 31, 2004 and 20.0% of rental revenue received in 2004. Alterra announced on January 22, 2003, that it had filed a voluntary petition with the U.S. Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Alterra's Plan of Reorganization was approved in November 2003 and Alterra emerged from bankruptcy in December 2003 as a non-publicly traded company. All of our leases with Alterra were assumed, without change, by the reorganized Alterra. Alterra is no longer a publicly traded company.

        Sunwest Management, Inc. (or Sunwest) operates eight assisted living properties with a total of 958 units that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 10.3%, or $56,394,000 of our total assets at December 31, 2004 and 13.5% of rental revenue received in 2004. Sunwest is not a publicly traded company.

        At December 31, 2004, ALC was a publicly traded company, and as such is subject to the filing requirements of the Securities and Exchange Commission. Subsequent to EHSI's acquisition of ALC, ALC became a non-public wholly-owned subsidiary of EHSI. Our financial position and ability to make distributions may be adversely affected by further financial difficulties experienced by any of our lessees and borrowers, including additional bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2004	2003	2002
	(in thousands)
Non-cash investing and financing transactions:
Assumption of mortgage loans payable related to acquisitions of real estate properties	$2,098	$—	$1,357
Conversion of REMIC certificates into mortgage loans	12,025	—	—
Conversion of mortgage loans and secured notes into owned properties	9,492	—	3,832
Conversion of secured notes into mortgage loans	7,059	—	—
Conversion of minority interests into common stock	3,194	—	—
Increase in short term notes receivable related to the disposition of real estate properties	—	—	2,631
Preferred stock redemption charge relating to the original issuance costs of Series A and Series B preferred stock redeemed	4,029	1,241	—

5. Impairment Charge

        We periodically perform a comprehensive evaluation of our real estate investment portfolio. During 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and therefore calculate the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that we will dispose of the property. Prior to 2002, we calculated impairment losses using the same methodology as per SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In the past the long-term care industry experienced significant adverse changes, which have resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. As a result we have identified certain investments in skilled nursing properties that we determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments. We adopted the disclosure guidance required by EITF 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" for the year ended December 31, 2004. See Note 6. Real Estate Investments for discussion of the fair value methodology used in valuing our investment in REMIC Certificates and related disclosures required by EITF 03-1.

        During 2004, we recorded an impairment charge of $274,000 reclassifying a portion of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss to reflect the estimated impact on future cash flows for loan prepayments related to certain subordinated REMIC Certificates we hold.

        During 2003, we recorded an impairment charge of $1,260,000. Of this charge, $31,000 was to fully reserve a mortgage loan on one skilled nursing property that was closed in 2002 and not reopened or sold. Additionally, we recorded a $1,303,000 impairment related to certain interest-only REMIC Certificates net of a $74,000 adjustment of an impairment loss, recognized in the fourth quarter of

2002, related to our investment in REMIC Certificates. This $1,303,000 impairment charge had been previously recognized in comprehensive income as a fair market value adjustment on available-for-sale REMIC Certificates as described in Note 6. Real Estate Investments. As more fully described in Note 2. Summary of Significant Accounting Policies, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates we hold would bear the first risk of loss. During management's periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our investment in REMIC certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a net $1,229,000 impairment charge during 2003, to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we held.

        During 2002, we recorded an impairment charge of approximately $7,807,000 ($710,000 of which was included in net loss from discontinued operations). The impairment charge included the write-down of $1,000,000 for one owned skilled nursing property as a result of our agreeing to a rent reduction and $710,000 for one assisted living property that was subsequently sold at less than net book value, a $1,600,000 write-down of two mortgages on two skilled nursing properties and a $4,497,000 valuation adjustment of the subordinated REMIC Certificates held by us. Of the $1,600,000 write-down, $600,000 was for a skilled nursing property that had closed and defaulted on the loan and $1,000,000 was for a loan on a skilled nursing property whose operator was reporting losses from operations and requesting temporary loan payment modifications. Relative to the $4,497,000 charge and as more fully described in Note 2. Summary of Significant Accounting Policies to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates held by us would bear the first risk of loss. As a result, during 2002 we recorded this $4,497,000 charge of which, $1,215,000 was for loans paying off prior to maturity and reducing the value of our interest-only REMIC Certificates, $500,000 was for one skilled nursing property that closed, $1,282,000 was for a loan on one skilled nursing property that we, as loan servicing agent for the REMIC Trust, agreed could pay the loan off at a $1,000,000 reduction in principal and $1,500,000 was for one skilled nursing property whose operator advised us that the operator was considering either closing the property or attempting to convert the building to an alternative use. During management's periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, we recorded an impairment charge in current period earnings.

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

6. Real Estate Investments

        Mortgage Loans.    During the year ended December 31, 2004, we received principal repayments totaling $8,111,000 on five mortgage loans, and scheduled principal payments of $1,732,000. We funded $17,084,000 into six mortgage loans on three skilled nursing properties in Florida, two assisted living properties in Texas and two assisted living properties in South Carolina. We refinanced two notes receivable totaling $3,751,000 into one mortgage loan secured by one school in Minnesota. We converted two mortgage loans on two skilled nursing properties in Colorado with a total of 230 beds and one skilled nursing property in Arizona with 194 beds into owned properties through deed-in-lieu foreclosure transaction plus $79,000. Also, we acquired three loans on skilled nursing properties from a REMIC pool we originated. We paid $5,706,000, which represents the outstanding loan balances and accrued interest.

        Subsequent to December 31, 2004, we originated one mortgage loan to Center Healthcare, Inc. in the amount of $500,000 secured by two skilled nursing properties located in Texas with a total of 124 beds and by the assets owned by HHI. Subsequently, this note was paid in full. For further discussion see Note 8. Notes Receivable. Also, we paid $2,254,000 for the acquisition of one mortgage loan secured by a first mortgage on a skilled nursing property from a REMIC pool we originated.

        At December 31, 2004, we had 44 mortgage loans secured by first mortgages on 37 skilled nursing properties with a total of 4,439 beds, twelve assisted living residences with 808 units and one school located in 21 states. At December 31, 2004, the mortgage loans had interest rates ranging from 6.0% to 12.6% and maturities ranging from 2005 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2004 and 2003, the estimated fair value, based on the net present value of the future cash flows discounted at 10.5%, of the mortgage loans was approximately $92,702,000 and $74,511,000, respectively, with a carrying value of $90,878,000 and $71,465,000, respectively. Scheduled principal payments on mortgage loans are $7,026,000; $9,969,000; $12,352,000; $13,687,000; $19,300,000 and $29,824,000 in 2005, 2006, 2007, 2008, 2009 and thereafter.

        Owned Properties and Lease Commitments.    At December 31, 2004, we owned properties in 23 states consisting of 55 skilled nursing properties with a total of 6,567 beds, 88 assisted living properties with 4,175 units and one school. During 2004 we sold five skilled nursing properties, two of which were closed, resulting in a $608,000 gain. We received $4,733,000 in net proceeds after paying off mortgage debt of $1,486,000 that was secured by two of the properties sold.

        During 2004 we acquired four skilled nursing properties for $6,195,000 plus the assumption of a $2,098,000 mortgage note payable to a REMIC Pool we originated. Subsequent to the acquisition we paid off the loan in its entirety. Additionally two mortgage loans secured by two skilled nursing properties with 424 total beds and a combined balance of $5,802,000 plus $79,000 cash were converted to owned properties.

        Subsequent to December 31, 2004, we purchased a 114 bed skilled nursing property in Texas for a total of $2,624,000 in cash.

        Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2004, 2003 and 2002 was not significant in relation to contractual base rent income. Included in land, building and improvements on the balance sheet is $5,022,000 (net of $1,695,000 of accumulated depreciation) associated with leases which we have capitalized in accordance with SFAS No. 13 "Accounting for Leases."

        Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations as required by SFAS No. 144, was $12,586,000, $12,783,000 and $14,197,000 for the years ended December 31, 2004, 2003 and 2002.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $48,817,000; $49,874,000; $50,442,000; $48,553,000; $43,968,000 and $497,989,000 for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter.

        In August 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which was required to be adopted in fiscal years beginning after December 15, 2001. SFAS No. 144 on asset impairment supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Subsequent to January 1, 2002, and in accordance with SFAS No. 144, properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. In accordance with the implementation provisions of SFAS No. 144, the operating results of real estate assets designated as held-for-sale subsequent to January 1, 2002, are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations. As required by SFAS No. 144, gains and losses on prior years related to assets included on discontinued operations in 2004 have been reclassified to discontinued operations for comparative purposes.

        Set forth in the table below are the components of the net loss from discontinued operations (in thousands):

	For the year ended December 31,
	2004	2003	2002
Rental income	$320	$1,006	$2,128
Interest and other income	—	149	226

Total revenues	320	1,155	2,354
Interest expense	—	349	1,027
Depreciation and amortization	111	684	883
Impairment charge	—	—	710
Legal expenses	—	10	(37)
Operating and other expenses	4	1	575

Total expenses	115	1,044	3,158

Income (loss) from discontinued operations	$205	$111	$(804)

        REMIC Certificates.    During 2004, the 1994-1 REMIC Pool was fully retired. In exchange for our remaining interest in the 1994-1 REMIC Certificates we received four mortgage loans with an estimated fair value of $11,819,000 and an unamortized principal balance of $11,320,000. Accordingly, we recorded a $499,000 premium on these loans which will be amortized as a yield adjustment over the remaining life of the loans. Subsequent to the retirement of the 1994-1 REMIC Pool, two of the loans we received in exchange for our remaining interest in the REMIC Certificates matured and we received the combined outstanding principal balance of $4,144,000 in cash. Also, we acquired REMIC Certificates in a pool we originated with a face value of $4,000,000 from a third party for $3,873,000 in cash, including accrued interest. The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the carrying value of the subordinated certificates (held by us) as of December 31, 2004 and 2003 were as follows (dollar amounts in thousands):

	2004			2003
	Senior Certificates		Subordinated Certificates	Senior Certificates		Subordinated Certificates
	Principal	Rate	Carrying Value	Principal	Rate	Carrying Value
1994-1 Pool(1)	$—	—	$—	$3,184	10.0%	$19,029
1996-1 Pool	3,587	9.2%	13,120	67,895	7.6%	9,560
1998-1 Pool	38,656	6.9%	30,933	79,358	6.5%	33,073

			$44,053			$61,662

(1)
The 1994-1 Pool was fully retired in 2004 with no realized credit losses during its term.

        At December 31, 2004 and 2003, the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 13.9% and 15.4%, respectively. Income on the subordinated certificates was as follows for the years ended December 31, 2004, 2003 and 2002 (dollar amounts in thousands):

	2004	2003	2002
1993-1 Pool	$—	$22	$736
1994-1 Pool	967	2,085	2,510
1996-1 Pool	1,598	1,991	2,614
1998-1 Pool	4,777	5,866	7,110

	$7,342	$9,964	$12,970

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

        We use certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and each subsequent measurement date in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected. Key economic assumptions used in measuring the retained interests at December 31, 2004, were as follows: a U.S. Treasury Rate of 3.9%, market spread on "B" rated certificates of 871 basis points over the applicable U.S. Treasury Rate, a weighted average discount rate on unrated and interest-only certificates of 24.8%, weighted-average life of 189 months and no expected annual credit losses. At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of cash flows on the REMIC Certificates retained by us to immediate 10% and 20% adverse changes in those assumptions are as follows: (dollar amounts in thousands):

        Retained Interests in REMIC Securitizations:

	Estimated Fair Value	Carrying Amount
Available-for-sale REMIC Certificates	$8,153	$8,153
Held-to-maturity REMIC Certificates	26,562	35,900

Totals	$34,715	$44,053

        Key Assumption Sensitivity Analysis:

	10% Adverse Change Decline in Fair Value	20% Adverse Change Decline in Fair Value
Average Spread and Discount Rate Assumption
Average Spread on "B" rated certificates—871 basis points	$221	$439
Average discount rate on Unrated and I/O Certificates—24.8%	1,517	2,850

Total	$1,738	$3,289

U.S. Treasury Rate Assumption (3.9%)	$90	$179

Weighted-Average Life Assumption (189 Months)	$934	$1,687

Expected Credit Loss Assumption (No Expected Losses)	$3,471	$6,943

        As of December 31, 2004 and 2003, available-for-sale certificates were recorded at their fair value of approximately $8,153,000 and $9,778,000, respectively. Unrealized holding losses on available-for-sale certificates of $190,000, $427,000 and $1,435,000 were included in comprehensive income for the years ended December 31, 2004, 2003 and 2002, respectively.

        As more fully described in Note 2. Summary of Significant Accounting Policies, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flow, the subordinated REMIC Certificates held by us would bear the first risk of loss. During management's periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, we recorded a $274,000 and $1,229,000 impairment charge during 2004 and 2003 respectively, to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur related to certain subordinated REMIC Certificates we held. See Note 5. Impairment Charge for a discussion of the impairment indicators.

        The following table shows the gross unrealized losses and fair value of our investments in REMIC Certificates with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual certificates have been in a continuous unrealized loss position at December 31, 2004 (dollar amounts in thousands):

	Less than 12 months		12 months or Greater		Total
Description of Certificates	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale	$—	$—	$8,153	$804	$8,153	$804
Held-to-maturity	—	—	26,562	9,338	26,562	9,338

	$—	$—	$34,715	$10,142	$34,715	$10,142

        The unrealized losses on our investment in REMIC Certificates were primarily caused by changes in market conditions based on discount rates applied to expected cash flow stream, quarterly. We purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments is expected to be realized at an amount equal to or above the amortized cost of our investments. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004.

7. Asset Securitizations

        LTC is a REIT and, as such, makes investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC (securitization) when a securitization provides us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 2004 we had completed four securitization transactions, the last being in 1998. We may again employ this type of financing in the future should we determine the financing environment is appropriate for this type of transaction.

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

        Certain cash flows received from and paid to REMIC Trusts are as follows: (dollar amounts in thousands):

	Year Ended
	2004	2003
Cash flow received on retained REMIC Certificates	$13,303	$12,515
Servicing and related fees received	$109	$186
Servicing advances made	$544	$690
Repayments of servicing advances	$480	$782

        At December 31, 2004 scheduled distributions of principal on REMIC Certificates retained by us are: $0, $2,616,000, $8,975,000, $3,100,000, $2,232,000 and $25,755,000 for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter. These amounts are based upon the scheduled remaining amortization periods of the underlying mortgages, which may be subject to change. Currently in our portfolio we have no mortgage loans held for securitization. Quantitative information relating to subserviced mortgage loans including delinquencies and net credit losses is as follows: (dollar amounts in thousands)

	Year Ended
	2004	2003	2002
Average balance of loans in REMIC pools	$150,291	$224,742	$294,984
Year-end balance of loans in REMIC pools	$87,351	$213,291	$245,248
Net credit losses	$274	$2,157	$1,284
Net credit losses to average REMIC pool loans	0.2%	1.0%	0.4%
Delinquencies (greater than 30 days) to year-end REMIC pool loans	1.4%	0.8%	1.3%

8.    Notes Receivable

        During 2004 we refinanced two notes with a combined principal balance of $3,308,000 into one mortgage loan receivable in the amount of $6,850,000 secured by two skilled nursing properties and one assisted living property. Additionally, we refinanced one note with a principal balance of $3,751,000 into a mortgage loan secured by a school.

        At December 31, 2003, we held a Promissory Note (or Note) issued by Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of Centers for Long Term Care, Inc. (or CLC). The face value of the Note was $9,150,000. The Note was a full recourse obligation of HHI and was secured by all of the assets owned by HHI, including 1,452,794 shares of ALC common stock. At December 31, 2003, our book value of the Note was $5,245,000 which represented the fair market value of the collateral on December 31, 2001 plus a $2,150,000 increase in the Note in 2003. In 2003 the Note was on non-accrual and therefore we did not recognize interest income on this note. In 2004 we recognized $196,000 of interest income that we received from HHI in 2004 related to 2003. Additionally, in the third quarter of 2004 we recognized $177,000 of interest income for the period July 1 through September 30, 2004. On October 1, 2004 the Note was consolidated with another note as described below.

        Additionally, at December 31, 2003, we held a Secured Term Note (or Secured Note) issued by CLC, a wholly owned subsidiary of Center Healthcare, Inc., a private company that purchased CLC according to an Agreement and Plan of Merger dated October 6, 2003 as discussed in Note 8 of our

Annual Report filed on Form 10-K for the year ended December 31, 2003. The face value of the Secured Note was $8,867,000 at December 31, 2003 which represented the balance due on a previous secured line of credit including unpaid interest and rents due and unpaid through April 30, 2003. Our book value of the note was $4,046,000 at December 31, 2003. The Secured Note was secured by the ALC stock held by HHI. During 2003 and through June 30, 2004, we accrued and reserved interest income on this note. During the third quarter of 2004, we recognized $191,000 of interest income for the period July 1 through September 30, 2004 which was added to the principal balance of the note.

        On October 1, 2004, we consolidated the Note with HHI and the Secured Note with CLC into one Amended, Restated and Consolidated Promissory Note (or Consolidated Note). At December 31, 2004, the Consolidated Note had a principal balance of $21,269,000 and a book value of $10,709,000. The Consolidated Note was to mature on October 1, 2007, had an interest rate of 8.0% per year compounded monthly, accruing to the balance of the note and was secured by all 1,452,794 shares of ALC common stock owned by HHI. Cash payments of principal and interest were due upon maturity. However, any proceeds from the sale of the collateral would result in a prepayment of the Consolidated Note. During 2004 we advanced $807,000 under the Consolidated Note and added $419,000 in compound interest to the principal balance.

        Subsequent to December 31, 2004, we advanced an additional $168,000 under the Consolidated Note and added $191,000 in compound interest to the principal balance. During 2005 we also loaned CHC $500,000 which is secured by the assets owned by HHI.

        On January 31, 2005, EHSI announced that it had acquired ALC for $18.50 per share in cash. Accordingly, in February 2005 we received $22,309,000 in cash from CHC and HHI as payment in full for the Consolidated Note and the $500,000 note, including accrued and unpaid interest through the payoff date. As a result of the payoff, we will recognize in the first quarter of 2005, $3,667,000 in rental income related to past due rents that were not accrued, $2,335,000 of interest income related to past due interest that was not accrued, and a $477,000 reimbursement for certain expenses paid on behalf of CLC in prior years, and a gain of approximately $5,000,000 ($3,610,000 of which was classified as comprehensive income in the equity section of the balance sheet at December 31, 2004). We will also recognize approximately $2,000,000 of expenses associated with the realization of the value of the Consolidated Note.

9.    Marketable Debt Securities

        At December 31, 2003, we owned $8,186,000 face value of ALC Senior Notes with a face rate of 10%, payable semi-annually in arrears and maturing on January 1, 2009. At December 31, 2003, we also owned $4,095,000 face value of ALC Junior Notes with a face rate of 8% payable in additional new Junior Notes through 2004 and thereafter payable in cash, payable semi-annually in arrears and maturing on January 1, 2012. On December 31, 2003, ALC announced the mandatory redemption of all of the outstanding Senior and Junior Notes and deposited with the trustee of the notes an amount sufficient to pay the redemption amount and all interest due. In the fourth quarter of 2003, we recognized non-operating income of $1,970,000 related to the reversal of the discount recorded on the Senior and Junior Notes redeemed, and in January 2004 received cash in the amount of $12,281,000 representing the face value of these securities plus $93,000 in cash representing accrued and unpaid interest.

10.    Debt Obligations

        Bank Borrowings.    In 2003, we entered into a new three year Unsecured Credit Agreement with three banks. The Unsecured Credit Agreement provides for a revolving line of credit for up to $45,000,000 and for the inclusion of additional banks and an expansion of the line under certain circumstances. On October 11, 2004, we amended the Unsecured Credit Agreement to increase total commitments under the Agreement from $45,000,000 to $65,000,000 with the inclusion of an additional lender. There are no scheduled maturities other than the three year term.

        The pricing of the Unsecured Credit agreement varies between LIBOR plus 2.75% and LIBOR plus 3.25% depending on our leverage ratio. We had no outstanding balances under this agreement as of December 31, 2004, however, had we borrowed our interest rate would have been LIBOR plus 2.75%. At December 31, 2003, we had no outstanding balances under the Unsecured Credit Agreement, however, had we borrowed, our interest rate would have been LIBOR plus 3.00%.

        In January 2004 we borrowed $21,000,000 under the Unsecured Credit Agreement and used $4,500,000 to pay early, mortgage debt that was due in January 2005 and used $16,500,000 to fund the partial redemption of our Series A Preferred Stock. In February 2004 we repaid the $21,000,000 from proceeds from the redemption of ALC Senior and Junior Notes and from some of the proceeds from the issuance of our Series F Preferred Stock. See Note 9. Marketable Debt Securities and Note 11. Stockholders Equity.

        Subsequent to December 31, 2004, we borrowed $2,000,000 under the Unsecured Credit Agreement and used the funds to purchase one skilled nursing property with 114 beds located in Texas. All borrowings were repaid subsequent to the acquisition. See Note 6. Real Estate Investments.

        Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things, (i) a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0, (ii) a ratio not greater than .35 to 1.0 of secured debt to total asset value (iii) a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and (iv) a ratio of not less than 1.45 to 1.0 for quarters ending through June 30, 2004, and then not less than 1.50 to 1.0 of EBITDA to fixed charges. We were in compliance with all covenants when we first drew under this agreement in 2004 and currently have no amounts outstanding under the Unsecured Credit Agreement.

        We had a Secured Revolving Credit that was scheduled to expire on October 2, 2004. We cancelled this credit on December 30, 2003. On October 2, 2002, we issued 1,500,000 book value units (or BVU), to the lenders under this Secured Revolving Credit. The BVUs have been disclosed as a contingent liability at December 31, 2003 and 2002. The number of BVUs issued represented 20,000 BVUs for each $1,000,000 of outstanding commitment ($75,000,000) as October 2, 2002. For the BVUs to have had value to the lenders our book value per common share at September 30, 2004, would have to have been in excess of $10.92. At September 30, 2004 our book value per common share was $10.13 and as a result, the BVUs have expired and we have no financial obligation and have no contingent liability related to them.

        Mortgage Loans Payable.    Maturity dates, weighted average interest rates and amounts due at maturity on our mortgage loans payable were (dollar amounts in thousands):

Maturity	December 31, 2004	Rate	December 31, 2003	Rate
2005	$—	—	$13,412	10.41%
2006	10,065	6.42%	47,673	8.63%
2007	—	—	—	—
2008	15,593	7.27%	15,938	7.27%
2009	26,232	8.68%	26,634	8.68%
Thereafter	19,396	8.37%	19,657	8.37%

	$71,286		$123,314

        As of December 31, 2004 and 2003, the aggregate carrying value of real estate properties securing our mortgage loans payable was $103,647,000 and $171,429,000, respectively.

        During 2004, we paid off mortgage loans payable to a REMIC Pool we originated in the amount of $44,820,000 and $5,300,000 on another mortgage loan.

        Bonds Payable and Capital Leases.    At December 31, 2004 and 2003, we had outstanding principal of $6,300,000 and $6,640,000, respectively on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and matures during 2015. For the year ended December 31, 2004, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 4.4%. Additionally, at December 31, 2004 and 2003, we had outstanding principal of $3,896,000 and $3,961,000, respectively on a multi-unit housing tax-exempt revenue bond that bears interest at 8.75% and matures in 2025 and is secured by one assisted living property in Oregon.

        At December 31, 2004 and 2003, we had outstanding principal of $3,771,000 and $4,085,000, respectively, under capital lease obligations. The capital leases are secured by four assisted living residences, have a weighted average interest rate of 7.6% and mature at various dates through 2013.

        As of December 31, 2004 and 2003, the aggregate gross investment in real estate properties securing our bonds payable and capital leases was $26,078,000 and $26,078,000, respectively.

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

        The Senior Participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the Senior Participation. In addition, the Senior Participation receives all mortgage principal collected on the Participation Loan Pool until the Senior Participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the Senior Participation. The ultimate extinguishment of the Senior Participation is tied to the underlying maturities of loans in the Participation Loan Pool which range from 14 to 164 months. As of December 31, 2004, there are 19 loans remaining in the Participation Loan Pool, the Senior Participation balance was $15,407,000 and the weighted average interest rate on the loans in the pool was 11.60%. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        Scheduled Principal Payments.    Total scheduled principal payments for our mortgage loans payable, bonds payable and capital lease obligations as of December 31, 2004 were $2,300,000, $11,678,000, $2,190,000, $16,279,000, $25,621,000 and $27,185,000 in 2005, 2006, 2007, 2008, 2009 and thereafter. To the extent we receive principal payments on the mortgage loans securing the Senior Participation Payable, scheduled principal payments at December 31, 2004 were $913,000, $2,262,000, $10,194,000 and $2,038,000 in 2005, 2006, 2007 and 2008.

        Fair Value.    The estimated fair value of the Senior Participation Payable was $16,388,000 at December 31, 2004 based on the net present value of the future cash flows discounted at 6.2%. The estimated fair value of the mortgage loans payable, bonds payable and capital lease obligations approximated their carrying values at December 31, 2004 based upon prevailing market interest rates for similar debt arrangements.

11.    Stockholders' Equity

        Preferred Stock.    Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,				Carrying Value at December 31,
Issuance			Liquidation Value Per share	Dividend Rate
	2004	2003			2004	2003
Series A Cumulative Preferred Stock	—	1,838,520	$25.00	9.5%	$—	$23.99
Series B Cumulative Preferred Stock	—	1,988,000	$25.00	9.0%	—	$23.91
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative Convertible Preferred Stock	561,269	2,200,000	$25.00	8.5%	$23.84	$23.84
Series F Cumulative Preferred Stock	6,640,000	—	$25.00	8.0%	$23.99	—

        In December 2003 we announced the redemption of 40% of our outstanding Series A Preferred Stock or 1,225,680 shares. Accordingly, in 2003 we recognized a preferred stock redemption charge of $1,241,000 related to the original issue costs of the shares we redeemed. In 2004, we redeemed of all of the remaining 1,838,520 outstanding shares of Series A Preferred Stock and all of the 1,988,000 outstanding shares of Series B Preferred Stock. Accordingly, in 2004 we recognized the $1,861,000 and $2,168,000 of original issue costs related to the Series A and Series B Preferred Stock, respectively, as a preferred stock redemption charge in the first quarter of 2004.

        Our Series C Cumulative Convertible Preferred Stock is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2004 and 2003.

        Our Series E Cumulative Convertible Preferred Stock is convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. On or after September 19, 2006 and before September 19, 2008, we have the right but not the obligation, upon not less than 30 nor more than 60 days' written notice, to redeem shares of the Series E Preferred Stock, in whole or in part, if such notice is given within fifteen trading days of the end of the 30 day period in which the closing price of our common stock on the NYSE equals or exceeds 125% of the applicable conversion price for 20 out of 30 consecutive trading days, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon. We may not otherwise redeem the Series E Preferred Stock before September 19, 2008, except in order to preserve our status as a real estate investment trust. Dividends are payable quarterly. During 2004, holders of 1,638,731 shares of Series E Preferred Stock notified us of their election to convert such shares into 3,277,462 shares of common stock. Total shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock were 1,122,538 at December 31, 2004. Subsequent to December 31, 2004, holders of 2,246 shares of Series E Preferred Stock notified us of their election to convert such shares into 4,492 shares of common stock. Subsequent to this most recent conversion, there are 559,073 shares of our Series E Preferred Stock outstanding.

        In February 2004, we sold 4,000,000 shares of our Series F Preferred Stock in a registered direct placement. In July 2004, we issued an additional 2,640,000 shares of Series F Preferred Stock in registered direct placement. The combined issuances of Series F Preferred Stock generated net cash proceeds of $159,305,000. We used the proceeds to redeem our Series A and Series B Preferred Stock as discussed above, reduce our mortgage debt and fund new investments. The dividend rate is 8.0% and the liquidation value is $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. We may not redeem the Series F Preferred Stock prior to February 23, 2009, except as necessary to preserve our status as a real estate investment trust. On or after February 23, 2009, we may, at our option, redeem the Series F Preferred Stock, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption.

        While outstanding, the liquidation preferences of the preferred stocks in the table above are pari passu. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

        We declared and paid the following cash dividends on our preferred stock (in thousands):

	Year ended December 31, 2004				Year ended December 31, 2003
	Declared		Paid		Declared	Paid
Preferred Stock
Series A	$1,019		$1,860		$7,510	$7,279
Series B	1,118		1,491		4,476	4,475
Series C	3,272		3,272		3,273	3,273
Series E	2,763		3,634		1,337	167
Series F	9,184		5,864	(1)	—	—

Total	$17,356	(2)	$16,121	(2)	$16,596	$15,194

(1)
Represents 205 days of accrued dividends.

(2)
Difference between declared and paid is the change in accrued distributions payable on the balance sheet.

        Common Stock.    During 2004 we did not repurchase any common stock. During 2003 we repurchased and retired 482,800 shares of common stock for an aggregate purchase price of approximately $3,246,000, an average of $6.72 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases,

2,348,200 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,651,800 shares. During 2002 we repurchased and retired 338,200 shares of common stock for an aggregate purchase price of $2,333,000 at an average of $6.90 purchase price per share.

        We declared and paid $22,377,000 in 2004 $11,568,000 in 2003 in common stock dividends. Subsequent to December 31, 2004, we declared a cash dividend of $0.30 per share on our common stock payable on March 31, 2005 to shareholders of record on March 18, 2005.

        In 2004 we filed a prospectus to cover the possible resale of up to 865,387 shares of our common stock which were contingently issuable under certain partnership agreements. During 2004, partners in seven of our limited partnerships elected to exchange their interests in the partnerships. In accordance with the partnership agreements, at our option, we issued 208,401 shares of our common stock related to five limited partnerships, paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner and paid approximately $8,387,000 to other limited partners in exchange for their partnership interests. At December 31, 2004, we only have one limited partnership remaining and there remains 201,882 shares of our common stock reserved for this partnership agreement.

        Available Shelf Registrations:    On March 31, 2004, we filed a Form S-3 "shelf" registration which became effective April 5, 2004 and provides us with the capacity to offer up to $200,000,000 in our debt and/or equity securities. At December 31, 2004 we had $137,882,000 available under the "shelf" registration.

        Other Equity.    Other equity consists of the following (amounts in thousands):

	December 31,
	2004	2003
Notes receivable from stockholders	$(508)	$(2,792)
Unamortized balance on deferred compensation	(228)	—
Accumulated comprehensive income	2,806	2,154

Total Other Equity	$2,070	$(638)

        Deferred compensation is the value of unvested restricted stock awards granted to employees. See "Stock Based Compensation Plans" below. Accumulated comprehensive income represents the net increase in fair market value over the carrying value of our available-for-sale securities.

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

        During 2004, five notes receivable from stockholders with a combined principal balance of $1,722,000 were paid in full. Two of these notes were from current members of our board of directors. At December 31, 2004, only one note receivable from a stockholder (a former employee) with a principal balance of $508,000 remains. This note is fully amortizing and matures in December 2006.

        We currently have no loan programs for officers and/or directors and do not provide any guarantee to any officer and/or director or third party relating to purchases and sales of our equity securities.

        At December 31, 2004, 2003 and 2002, loans totaling $508,000, $2,792,000 and $7,227,000, respectively were outstanding. At December 31, 2004, 2003 and 2002, the market value of the common stock securing these loans was approximately $1,195,000, $4,393,000 and $5,168,000, respectively.

        Stock Based Compensation Plans.    During 2004 we adopted and our stockholders approved The 2004 Stock Option Plan under which 500,000 shares of common stock have been reserved for incentive and nonqualified stock option grants to officers, employees, non-employee directors and consultants. Also during 2004, we adopted and our stockholders approved The 2004 Restricted Stock Plan under which 100,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Stock Option Plan and The 2004 Restricted Stock Plan are set by our compensation committee at its discretion. Total shares available for grant under these two plans as of December 31, 2004 was 549,900. All options outstanding vest over three years from the original date of grant. Unexercised options expire seven years after the date of vesting. Subsequent to December 31, 2004, 8,000 shares of restricted stock were granted under the 2004 Restricted Stock Plan.

        Our stockholders have approved the 1992 Stock Option Plan, as amended, under which 1,400,000 shares of common stock were reserved and the 1998 Equity Participation Plan under which 500,000 shares of common stock were reserved. Both plans provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the Plans are set by our compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date of grant. All available shares under the 1992 Plan have been issued. Total shares available for grant under the 1998 Equity Plan as of December 31, 2004, 2003 and 2002 were 99,816, 53,176, and 4,276, respectively. All options outstanding vest over five years from the original date of grant. Unexercised options expire seven years after the date of vesting.

        Subsequent to December 31, 2004, options to purchase 4,000 shares were cancelled and options to purchase 15,000 shares were granted under the 1998 Equity Plan. Additionally, grants to receive 10,800 shares of restricted stock under the 1998 Equity Plan were cancelled subsequent to December 31, 2004.

        Nonqualified stock option activity for the years ended December 31, 2004, 2003 and 2002, was as follows:

	Shares			Weighted Average Price
	2004	2003	2002	2004	2003	2002
Outstanding, January 1	285,871	569,500	545,000	$5.63	$5.53	$5.41
Granted	30,000	—	30,000	$15.13	—	$7.63
Exercised	(99,171)	(245,629)	—	$5.51	$5.40	—
Canceled	(16,400)	(38,000)	(5,500)	$5.27	$5.61	$5.26

Outstanding, December 31	200,300	285,871	569,500	$7.15	$5.63	$5.53

Exercisable, December 31	75,100	85,671	214,300	$5.68	$5.59	$5.47

        During 2004 a total of 99,171 options were exercised at a total option value of $547,000 and a total market value as of the exercise dates of $1,591,000. Subsequent to December 31, 2004, a total of 31,100 options were exercised at a total option value of $181,000 and a total market value as of the exercise dates of $595,000. Subsequent to December 31, 2004, 4,000 stock options were cancelled and 15,000 stock options were granted.

        Restricted stock activity for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Outstanding, January 1	150,912	202,664	209,164
Granted	12,100	—	—
Vested	—	(40,852)	(6,500)
Canceled	(30,240)	(10,900)	—

Outstanding, December 31	132,772	150,912	202,664

Compensation Expense for the year	$434,000	$132,000	$245,000

        Compensation expense of $35,000 was recognized in 2004 related to 12,100 shares of restricted stock that vest ratably over three years. Restricted stock outstanding at December 31, 2004, in the amount of 120,672 shares, vests ratably over six years if we meet certain financial objectives and the grantee remains employed by us. If, in any given year, we do not meet the stated financial objectives then the shares scheduled to vest in that year will not vest and the vesting period will be extended by one year. Future compensation expense will be recognized over the service period at the market price per share on the date of vesting. On January 1, 2005, 20,112 shares of restricted stock vested. Since the January 1, 2005, vesting was predicated on reaching certain financial targets at December 31, 2004, we recorded $399,000 compensation expense in 2004, which represented the number of shares vested multiplied by the closing stock price of $19.82 on January 3, 2005.

        On January 1, 2003, 26,352 shares of restricted stock vested based on financial objectives met at December 31, 2002. Since the January 1, 2003, vesting was predicated on reaching certain financial targets at December 31, 2002, we recorded $180,000 compensation expense in 2002, which represented the number of shares vested multiplied by the closing stock price of $6.83 on January 2, 2003. In addition, 14,500 shares of restricted stock vested during 2003 as a result of employee terminations. Compensation expense of $132,000 was recognized in 2003 related to shares vesting as a result of employee terminations.

        In 2002, $245,000 of restricted stock compensation expense was recognized. $180,000 related to shares vesting on January 1, 2003 as previously discussed and $65,000 related to shares vesting ratably over five years.

        Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock.

        Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" (or APB 25) and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, we adopted SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003. During 2004, 30,000 options to purchase common stock were issued at an exercise price of $15.13 and vest ratably over a three year period. Accordingly, $17,000 of compensation expense related to the vesting of these options was recognized during 2004. No compensation expense was recognized in 2003 related to stock option vesting since no options were issued or modified in 2003.

        The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income available to common stockholders, as reported	$15,003	$6,482	$16,761
Add: Stock-based compensation expense in the period	17	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(30)	(71)	(65)

Pro forma net income available to common stockholders	$14,990	$6,411	$16,696

Net income per common share available to common stockholders:
Basic—as reported	$0.77	$0.36	$0.91

Basic—pro forma	$0.77	$0.36	$0.91

Diluted—as reported	$0.77	$0.36	$0.91

Diluted—pro forma	$0.77	$0.36	$0.90

Note: Adjustments to compensation expense related to restricted shares has been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123.

        As of December 31, 2004, 2003 and 2002, there were 200,300, 285,871 and 569,500 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes-Merton valuation model and assumptions as of each respective grant date. In determining the estimated fair value for the options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39, the weighted average risk free interest rate was 3.18% and the expected dividend yield was 7.27%. The weighted average fair value of the options granted was estimated to be $2.58. No options were granted in 2003. In determining the estimated fair value for the options granted in 2002, the weighted average expected life assumption was five years, the weighted average volatility was 0.49 and the weighted average risk free interest rate was 3.80%. The weighted average fair value of the options granted was estimated to be $1.44. There was no material pro-forma effect on net income or earnings per share for the years ending December 31, 2004, 2003 and 2002. The weighted average exercise price of the options was $7.15, $5.63 and $5.46 and the weighted average remaining contractual life was 1.2, 1.6 and 2.5 years as of December 31, 2004, 2003 and 2002, respectively.

12. Commitments and Contingencies

        It is our current policy and we intend to continue this policy that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long-term care facilities. Additionally, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

        As of December 31, 2004, we had committed to provide to Alterra $2,500,000 over three years ending December 4, 2006 to invest in leasehold improvements to properties they lease from us and an additional $2,500,000 over the next succeeding three years ending December 4, 2009 to expand properties they lease from us. Both of these investments would be made at a 10% annual return to us. To date, Alterra has not requested any funds under this agreement. See Note 3. Major Operators for further discussions.

        On January 31, 2005, we announced we had entered into a Memorandum of Understanding with EHSI whereby EHSI and we agreed to enter into two triple net master leases for the 37 assisted living properties previously leased to ALC. A provision of this MOU commits us to fund up to $5,000,000 per year for expansion of the 37 properties under certain conditions.

        Should we expend such funds, EHSI would increase the monthly minimum rent by an amount equal to (a) 9.5% plus the positive difference, if any, between the average for the last five days prior to funding of the yield on the U.S. Treasury 10-year note minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded.

13. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2004 and 2003 were cash distributions. There were no distributions to common stockholders in 2001.

        The federal income tax classification of the per share common stock distributions are (unaudited):

	Year Ended
	2004	2003	2002
Ordinary income	$0.615	$—	$0.379
Non-taxable distribution	0.510	0.650	—
Section 1250 capital gain	—	—	0.021
Long term capital gain	—	—	—

Total	$1.125	$0.650	$0.400

14. Net Income Per Common Share

        Basic and diluted net income per common share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2004	2003	2002
Net income	$36,388	$24,319	$31,803
Preferred stock redemption	(4,029)	(1,241)	—
Preferred dividends	(17,356)	(16,596)	(15,042)

Net income for basic net income per common share	15,003	6,482	16,761
Other dilutive securities	—	—	—

Net income for diluted net income per common share	$15,003	$6,482	$16,761

Shares for basic net income per common share	19,432	17,836	18,371
Stock options	135	139	143
Other dilutive securities	—	—	—

Shares for diluted net income per common share	19,567	17,975	18,514

Basic net income per common share	$0.77	$0.36	$0.91

Diluted net income per common share	$0.77	$0.36	$0.91

        The Series C Cumulative Convertible Preferred Stock, the Series E Cumulative Convertible Preferred Stock and the convertible limited partnership units have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

15.    Quarterly Financial Information (Unaudited)

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2004
Revenues(1)	$16,846	$16,603	$17,143	$16,325
Net income (loss) from discontinued operations	$1,055	$(181)	$(36)	$(25)
Net income available to common stockholders(2)	$926	$4,442	$4,895	$4,740
Net (loss) income per common share from continuing operations net of preferred dividends:
Basic	$(0.01)	$0.24	$0.25	$0.23
Diluted	$(0.01)	$0.24	$0.24	$0.23
Net income (loss) per common share from discontinued operations:
Basic	$0.06	$(0.01)	$—	$—
Diluted	$0.06	$(0.01)	$—	$—
Net income (loss) per common share available to common stockholders:
Basic	$0.05	$0.23	$0.25	$0.23
Diluted	$0.05	$0.23	$0.24	$0.23
Dividends per share declared and paid	$0.250	$0.275	$0.300	$0.300
2003
Revenues(1)	$15,800	$15,751	$15,890	$15,772
Net (loss) income from discontinued operations	$(116)	$600	$(179)	$2,105
Net income available to common stockholders(3)	$123	$2,624	$2,129	$1,606
Net (loss) income per common share from continuing operations net of preferred dividends:
Basic	$0.01	$0.11	$0.13	$(0.03)
Diluted	$0.01	$0.11	$0.13	$(0.03)
Net income (loss) per common share from discontinued operations:
Basic	$—	$0.03	$(0.01)	$0.12
Diluted	$—	$0.03	$(0.01)	$0.12
Net income (loss) per common share available to common stockholders:
Basic	$0.01	$0.15	$0.12	$0.09
Diluted	$0.01	$0.15	$0.12	$0.09
Dividends per share declared and paid	$0.10	$0.15	$0.15	$0.25

(1)
As required by SFAS No. 144, revenues related to properties sold in 2004 and 2003 have been reclassified to discontinued operations for all periods presented.

(2)
Includes impairment charges totaling $274. See Note 5. Impairment Charge for further discussion.

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

76

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or Exchange Act"). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Design and Evaluation of Internal Control Over Financial Reporting.

        Management Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 77 and 78.

Changes in Internal Control Over Financial Reporting.

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of LTC Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The company's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria.

        The company's independent auditors have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that LTC Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTC Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (United States). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that LTC Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of LTC Properties, Inc. and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 23, 2005

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information with respect to directors, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 17, 2005 under the caption "Election of Directors" is incorporated herein by reference. Our executive officers are:

Name	Age	Position
Andre C. Dimitriadis	64	Chairman, Chief Executive Officer, President and Director
Wendy L. Simpson	55	Vice Chairman, Chief Financial Officer, Treasurer and Director

        Andre C. Dimitriadis founded LTC Properties in 1992 and has been our Chairman and Chief Executive Officer since inception. In 2000 Mr. Dimitriadis also assumed the position of President.

        Wendy L. Simpson has been Vice Chairman since April 2000 and Vice Chairman and Chief Financial Officer since July 2000 and Treasurer since January 2005. Prior to that she was a financial advisor to Coram Healthcare Corporation, a health care organization, from November 1999 through March 31, 2000. Ms. Simpson joined Coram as Executive Vice President and Chief Financial Officer in March 1998 and resigned in November 1999. Prior to joining Coram, Ms. Simpson was Executive Vice President, Chief Financial Officer, Chief Operating Officer and director of Transitional Hospitals Corporation from December 1994 to August 1997 and Senior Vice President and Chief Financial Officer from July 1994 to December 1994. Coram Healthcare commenced bankruptcy proceedings in August 2000. Ms. Simpson has been a director since 1995.

Code of Ethics

        Information relating to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is included in Part I, Item 1 of this report.

Section 16(a) Compliance

        Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2005 under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2005, under the caption "Executive Compensation," is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

        Information relating to the security ownership of management and certain beneficial owners, set forth our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 17, 2005 under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

        Information relating to securities authorized for issuance under our equity compensation plans, set forth in Part I, Item 5 of this report under the caption "Equity Compensation Plan Information."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2005 under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to our accountant, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 17, 2005, under the caption "Audit Committee—Audit and Non-Audit Fees," is incorporated herein by reference.

Item 15.    FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

  (a)
  Financial Statement Schedules

        The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

  (b)
  Exhibits

        The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

LTC PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

(Item 15(a)))

II.	Valuation and Qualifying Accounts	82
III.	Real Estate and Accumulated Depreciation	83
IV.	Mortgage Loans on Real Estate	87

        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charge to Operations	Balance at End of Period
Allowance for Doubtful Accounts:
2004	$1,280	$—	$1,280
2003	$1,280	$—	$1,280
2002	$1,250	$30	$1,280

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

					Gross Amount at which Carried at December 31, 2004
		Initial Cost to Company
				Costs Capitalized Subsequent to Acquisition
	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.(2)	Construction/ Renovation Date	Acq. Date

Skilled Nursing Properties:
Alamogordo, NM	$4,496	$210	$2,590	$3	$210	$2,593	$2,803	$214	1985	Dec-01
Altoona, IA		105	2,309	287	105	2,596	2,701	736	1973	Jan-96
Aransas Pass, TX		154	1,276	9	154	1,285	1,439	3	1973	Dec-04
Atlanta, GA		175	1,282	3	175	1,285	1,460	320	1968	Sep-99
Atmore, AL		131	2,877	196	131	3,073	3,204	847	1967/1974	Jan-96
Beeville, TX		186	1,197	9	186	1,206	1,392	3	1974	Dec-04
Bradenton, FL	—	330	2,720	87	330	2,807	3,137	972	1989/2002	Sep-93
Brownsville, TX		302	1,856	32	302	1,888	2,190	46	1968	Apr-04
Canyon, TX(8)	—	196	506	211	196	717	913	210	1985/86	Jun-00
Carroll, IA		47	1,033	142	47	1,175	1,222	321	1969	Jan-96
Chesapeake, VA	—	388	3,469	18	388	3,487	3,875	1,200	1977/2002	Oct-95
Clovis, NM	—	561	5,539	—	561	5,539	6,100	495	1970	Dec-01
Clovis, NM	2,709	598	5,902	—	598	5,902	6,500	527	1969/95	Dec-01
Coffeyville, KS(8)	—	100	(100)	—	100	(100)	—	—	1962	May-97
Commerce City, CO		236	3,217	5	236	3,222	3,458	59	1964	Jun-04
Commerce City, CO		160	2,160	5	160	2,165	2,325	39	1967	Jun-04
Des Moines, IA(8)	—	115	2,096	1,324	115	3,420	3,535	692	1972	Sep-99
Dresden, TN	—	31	1,529	123	31	1,652	1,683	252	1966/2002	Nov-00
Gardendale, AL	—	84	6,316	—	84	6,316	6,400	1,742	1976/1984	May-96
Gardner, KS		896	4,478	409	896	4,887	5,783	806	1961/1974	Dec-99
Granger, IA		62	1,356	131	62	1,487	1,549	410	1979	Jan-96
Grapevine, TX	—	431	1,449	115	431	1,564	1,995	194	1974	Jan-02
Griffin, GA		500	2,900	—	500	2,900	3,400	591	1969	Sep-99
Hereford, TX(8)	—	106	(106)	2	106	(104)	2	2	1985	Oct-01
Holyoke, CO	—	211	1,513	257	211	1,770	1,981	408	1963	Nov-00
Houston, TX		202	4,458	876	202	5,334	5,536	1,478	1961	Jun-96
Houston, TX		365	3,769	1,337	365	5,106	5,471	1,359	1964/1968	Jun-96
Houston, TX		202	4,458	840	202	5,298	5,500	1,477	1967	Jun-96
Jacksonville, FL		486	1,981	30	486	2,011	2,497	224	1986-1987	Mar-02
Jefferson, IA		86	1,883	249	86	2,132	2,218	581	1968/1972	Jan-96
Lecanto, FL	—	351	2,665	2,323	351	4,988	5,339	1,556	1988	Sep-93
Manchester, TN	—	50	954	87	50	1,041	1,091	208	1957/67/78/2002	Nov-00
Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	2,213	1975/1996	Jun-96
Mesa, AZ(8)	—	420	3,258	36	420	3,294	3,714	830	1972	Oct-97
Midland, TX		33	2,285	26	33	2,311	2,344	704	1973	Feb-96
Montgomery, AL		242	5,327	115	242	5,442	5,684	1,561	1967/1974	Jan-96
Nacogdoches, TX	—	100	1,738	79	100	1,817	1,917	485	1973	Oct-97
Norwalk, IA		47	1,033	113	47	1,146	1,193	316	1975	Jan-96
Olathe, KS	—	520	1,872	61	520	1,933	2,453	360	1968	Sep-99
Phoenix, AZ		334	3,383	162	334	3,545	3,879	93	1982	Apr-04
Phoenix, AZ		300	9,703	92	300	9,795	10,095	1,531	1985	Aug-00
Polk City, IA		63	1,376	92	63	1,468	1,531	410	1976	Jan-96
Portland, OR	—	100	1,925	457	100	2,382	2,482	658	1956/1974	Jun-97
Richland Hills, TX	—	144	1,656	208	144	1,864	2,008	181	1976	Dec-01
Richmond, VA	—	356	3,180	318	356	3,498	3,854	1,190	1970/1975/1980/2002	Oct-95
Ripley, TN	—	20	985	87	20	1,072	1,092	196	1951/2002	Nov-00
Roswell, NM	3,800	568	5,232	3	568	5,235	5,803	431	1975	Dec-01
Rusk, TX	—	34	2,399	147	34	2,546	2,580	944	1969	Mar-94
Sacramento, CA	—	220	2,929	—	220	2,929	3,149	853	1968	Feb-97
Salina, KS	—	100	1,153	526	100	1,679	1,779	435	1985	May-97
Tappahannock, VA(8)	—	375	1,327	86	375	1,413	1,788	872	1977/1978	Oct-95
Tucson, AZ		276	8,924	112	276	9,036	9,312	1,409	1985/92	Aug-00
Tucumcari, NM	—	122	1,144	—	122	1,144	1,266	46	1976	Jun-03
Tyler, TX		300	3,071	22	300	3,093	3,393	81	1974	Mar-04
Whitewright, TX(8)	—	100	1,457	115	100	1,572	1,672	801	1962/1964/1965	Jan-96

Skilled Nursing Properties	$11,005	$13,136	$151,798	$13,843	$13,136	$165,641	$178,777	$34,572

Assisted Living Properties:
Ada, OK	$—		$100	$1,650	—	$100	$1,650	$1,750	$364	1996	Dec-96
Arlington, OH		(7)	629	6,973	—	629	6,973	7,602	570	1993	Dec-01
Arvada, CO	6,524	(4)	100	2,810	276	100	3,086	3,186	598	1997	Aug-97
Athens, TX	—		96	1,510	1	96	1,511	1,607	368	1995	Jan-96
Bakersfield, CA	8,876		834	11,986	20	834	12,006	12,840	1,131	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	540	1996	Nov-96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	428	1997	Oct-97
Bexley, OH	15,593	(7)	306	4,196	—	306	4,196	4,502	343	1992	Dec-01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	493	1997	Aug-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	438	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	438	1997	Sep-97
Camas, WA		(3)	100	2,175	—	100	2,175	2,275	500	1996	May-96
Central, SC	—		100	2,321	—	100	2,321	2,421	335	1998	Mar-99
Cordele, GA	—		153	1,455	82	153	1,537	1,690	273	1987/88/2002	Jul-00
Denison, IA	—		100	2,713	—	100	2,713	2,813	473	1998	Jun-98
Dodge City, KS	1,124		84	1,666	—	84	1,666	1,750	436	1995	Dec-95
Durant, OK	—		100	1,769	—	100	1,769	1,869	373	1997	Apr-97
Edmond, OK		(5)	100	1,365	526	100	1,891	1,991	375	1996	Aug-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	461	1997	Dec-97
Erie, PA		(6)	850	7,477	—	850	7,477	8,327	1,318	1998	Oct-99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	511	1997	Sep-97
Fremont,OH	—		100	2,435	—	100	2,435	2,535	487	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	463	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	488	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	496	1998	Mar-98
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	340	1988	May-96
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	315	1998	Mar-99
Grandview, WA		(3)	100	1,940	—	100	1,940	2,040	461	1996	Mar-96
Great Bend, KS	930		80	1,570	17	80	1,587	1,667	424	1995	Dec-95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	508	1997	Aug-97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	376	1998	Mar-99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	380	1995	Jan-96
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	407	1998	Mar-99
Hayden, ID	—		100	2,450	243	100	2,693	2,793	573	1996	Dec-96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	499	1997	Aug-97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	456	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	596	1996	Nov-96
Kennewick. WA		(3)	100	1,940	—	100	1,940	2,040	466	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	495	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	484	1997	Aug-97
Lakeland, FL	—		519	2,313	82	519	2,395	2,914	441	1968/74/96/2002	Jul-00
Longmont, CO		(4)	100	2,640	—	100	2,640	2,740	468	1998	Jun-98
Longview, TX	—		38	1,568	1	38	1,569	1,607	387	1995	Oct-95
Loveland, CO		(4)	100	2,865	270	100	3,135	3,235	600	1997	Sep-97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	460	1996	Apr-96
Madison, IN	—		100	2,435	—	100	2,435	2,535	477	1997	Oct-97
Marshall, TX	—		38	1,568	451	38	2,019	2,057	486	1995	Oct-95
McPherson, KS	791		79	1,571	—	79	1,571	1,650	420	1994	Dec-95
Millville, NJ	—		100	2,825	—	100	2,825	2,925	559	1997	Aug-97
Nampa, ID	—		100	2,240	23	100	2,263	2,363	487	1997	Jan-97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	326	1998	Mar-99
Newark, OH	—		100	2,435	—	100	2,435	2,535	477	1997	Oct-97
Newport Richey, FL	—		100	5,845	420	100	6,265	6,365	1,244	1986/1995	Jan-98
Newport, OR	—		100	2,050	—	100	2,050	2,150	463	1996	Dec-96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	475	1998	Jun-98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	432	1997	Jun-97
Portland, OR	3,896		100	7,622	359	100	7,981	8,081	1,314	1986/2002	Jun-98
Rio Rancho, NM	—		100	8,300	40	100	8,340	8,440	1,444	1998	Mar-98
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	351	1998	Mar-99
Rocky River, OH	10,065	(6)	760	6,963	—	760	6,963	7,723	1,178	1998	Oct-99
Roseville, CA	—		100	7,300	8	100	7,308	7,408	1,222	1998/2002	Jun-98
Salina, KS	926		79	1,571	—	79	1,571	1,650	420	1994	Dec-95
San Antonio, TX		(5)	100	1,900	—	100	1,900	2,000	398	1997	May-97
San Antonio, TX		(5)	100	2,055	—	100	2,055	2,155	424	1997	Jun-97

Shelby, NC	—		100	2,805	2	100	2,807	2,907	495	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	470	1998	Jun-98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	452	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	351	1998	Mar-99
Tallahassee, FL	—	(5)	100	3,075	—	100	3,075	3,175	547	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	487	1997	Aug-97
Troy,OH	—		100	2,435	306	100	2,741	2,841	552	1997	May-97
Tulsa, OK		(5)	200	1,650	—	200	1,650	1,850	357	1997	Feb-97
Tulsa, OK		(5)	100	2,395	—	100	2,395	2,495	489	1997	Jun-97
Tucson, AZ	—		100	8,700	8	100	8,708	8,808	1,451	1998/2002	Jun-98
Tyler, TX	10,828	(5)	100	1,800	—	100	1,800	1,900	394	1996	Dec-96
Vacaville, CA	8,392		1,662	11,634	19	1,662	11,653	13,315	1,113	1998/2002	Dec-01
Vancouver, WA		(3)	100	2,785	—	100	2,785	2,885	639	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	458	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	465	1997	Jul-97
Walla Walla, WA	6,300	(3)	100	1,940	—	100	1,940	2,040	457	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	340	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	443	1996	Aug-97
Wheelersburg, OH	—		100	2,435	—	100	2,435	2,535	477	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	404	1996	Dec-96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	539	1997	Sep-97
Worthington, OH		(7)	—	6,102	—	—	6,102	6,102	483	1993	Dec-01
Worthington, OH		(7)	—	3,402	—	—	3,402	3,402	298	1995	Dec-01
York, NE	—		100	2,318	—	100	2,318	2,418	465	1997	Aug-97

Assisted Living Residences	74,245		13,265	263,505	4,300	13,265	267,805	281,070	47,059

Schools
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	1,738	1930/1998	Dec-98

Schools	—		100	6,000	3,170	100	9,170	9,270	1,738

	$85,250		$26,501	$421,303	$21,313	$26,501	$442,616	$469,117	$83,369

(1)
The aggregate cost for federal income tax purposes.

(2)
Depreciation for building is calculated using a 35 to 40 year life for buildings and additions to properties. Depreciation for furniture and fixtures is calculated based on a 7 year life for all properties.

(3)
Single note backed by five properties in Washington.

(4)
Single note backed by three properties in Colorado

(5)
Single note backed by one property in Florida, three properties in Oklahoma, and three properties in Texas

(6)
Single note backed by one property in Ohio and one property in Pennsylvania.

(7)
Single note backed by four properties in Ohio.

(8)
An impairment charge totaling $6,905 was taken against 7 properties based on the Company's estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the company will dispose of the property as required by Statement of Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

        Activity for the years ended December 31, 2002, 2003 and 2004 is as follows:

	Real Estate & Equipment	Accumulated Depreciation
Balance at December 31, 2001	$496,124	$58,583
Additions	2,893	14,197
Conversion of mortgage loans into owned properties	3,967	—
Impairment Charges	(1,710)	—
Cost of real estate sold	(31,618)	(8,464)

Balance at December 31, 2002	$469,656	$64,316
Additions	2,075	12,711
Additions purchased from Center Healthcare, Inc.	1,612	72
Cost of real estate sold	(17,342)	(3,723)

Balance at December 31, 2003	$456,001	$73,376
Additions	9,541	12,376
Conversion of mortgage loans into owned properties	9,492	191
Increase due to step up in basis resulting from partnership conversions	2,288	18
Cost of real estate sold	(8,205)	(2,592)

Balance at December 31, 2004	$469,117	$83,369

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGATE LOANS ON REAL ESTATE

(dollars in thousands)

										Principal Amount of Loans Subject to Delinquent Principal or Interest
									Carrying Amount of Mortgages December 31, 2004
	Number of
State				Interest Rate(1)	Final Maturity Date	Balloon Amount(2)	Current Monthly Debt Service	Face Amount of Mortgages
	Properties	Beds/Units
FL	3	256		11.00%	2009	$6,557	$37	$6,850	$6,847	—
TX	5	583		12.50%	2011	904	90	8,000	5,603	—
OH	1	150		10.99%	2006	4,546	51	5,200	4,672	—
MN	1	0		6.00%	2019	3,751	19	3,751	3,751	—
TX	1	140		11.00%	2007	3,633	36	3,710	3,710	—
NE	1	47		12.15%	2008	3,038	34	3,243	3,138	—
CA	1	212		10.78%	2018	—	35	3,500	3,044	—
FL	1	94		10.65%	2007	2,853	32	3,290	3,015	—
NE	1	44		12.14%	2008	2,844	31	3,036	2,938	—
FL	1	191		12.38%	2017	—	50	4,500	2,881	—
CA	1	151		10.53%	2018	—	32	3,171	2,769	—
Various	33	3,379		9.63% - 12.62%	2005 - 2019	34,711	597	56,550	48,510	—

	50	5,247	(3)			$62,837	$1,044	$104,801	$90,878	—

(1)
Represents current stated interest rate. Generally, the loans have 25-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)
Balloon payment is due upon maturity, generally the 10th year of the loan, with various prepayment penalties (as defined in the loan agreement).

(3)
Includes 44 first-lien mortgage loans as follows:

# of Loans	Original loan amounts
20	$ 247 - $ 2,000
13	$2,001 - $ 3,000
7	$3,001 - $ 4,000
1	$4,001 - $ 5,000
1	$5,001 - $ 6,000
1	$6,001 - $ 7,000
1	$7,001 - $11,250

        Activity for the years ended December 31, 2002, 2003 and 2004 is as follows:

Balance at 2001	$93,611
Conversion of notes to owned properties	(3,832	)(1)
Conversion of other notes to mortgage notes	518
Impairment charges	(1,600)
Collections of principal	(6,022)

Balance at 2002	$82,675
Conversion of notes to owned properties	—
Investment in real estate mortgages	1,707
Impairment charges	(31)
Collections of principal	(12,886)

Balance at 2003	$71,465
Conversion of notes to owned properties	(9,277)
Conversion of other notes to mortgage notes	3,751
Conversion of REMIC certificates to loans	12,025
Investment in real estate mortgages	22,817
Impairment charges	—
Mortgage premium	(60)
Collections of principal	(9,843)

Balance at 2004	$90,878

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
3.4
Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.5
Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.6
Articles Supplemental reclassifying 5,000,000 shares of Common Stock into Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Registration Statement on Form S-3 filed June 27, 2003)
3.7
Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.10 to LTC Properties, Inc.'s Registration Statement on Form S-3, Amendment No. 2 filed August 29, 2003)
3.8
Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Registration Statement on Form 8-K filed September 16, 2003)
3.9
Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed February 19, 2004)
3.10
Articles Supplementary Reclassifying 40,000 Shares of Series D Junior Participating Preferred Stock into unclassified shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed on March 19, 2004)
3.11
Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock into unclassified shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 2004)
3.12
Articles of Amendment replacing Section 7.1 regarding authorized shares of stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.'s Form 10-Q for the quarter ended July 31, 2004)

3.13
Articles Supplementary Classifying an Additional 2,640,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.'s Form 10-Q for the quarter ended July 31, 2004)
3.14	Certificate of Correction to Articles of Amendment filed on June 24, 2004. (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
4.1	Rights Agreement dated as of May 2, 2000 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Registration Statement on Form 8-A filed on May 9, 2000)
4.2	Amendment No. 1 to Rights Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed on March 19, 2004)
4.3
Amended and Restated Agreement of Limited Partnership of LTC Partners I, L.P. and Exchange Rights Agreement dated June 30, 1995 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)
4.4
Amended and Restated Agreement of Limited Partnership of LTC Partners II, L.P. and Exchange Rights Agreement dated May 1, 1996 (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)
4.5
Amended and Restated Agreement of Limited Partnership of LTC Partners III, L.P. and Exchange Rights Agreement dated January 30, 1996 (incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)
4.6
Amended and Restated Agreement of Limited Partnership of LTC Partners IV, L.P. and Exchange Rights Agreement dated January 30, 1996 (incorporated by reference to Exhibit 4.4 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)
4.7
Amendment to Agreement of Limited Partnership dated January 1, 1999 and Amendment No. 1 to Amended and Restated Agreement of Limited Partnership dated January 30, 1998 and Amended and Restated Agreement of Limited Partnership of LTC Partners V, L.P. dated June 13, 1996 and Amendment No. 1 to Exchange Rights Agreement dated January 30, 1998 and Exchange Rights Agreement dated June 14, 1996 (incorporated by reference to Exhibit 4.5 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)
4.8
Amended and Restated Agreement of Limited Partnership of LTC Partners VI, L.P. and Exchange Rights Agreement dated June 14, 1996 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)
4.9
Amended and Restated Agreement of Limited Partnership of LTC Partners VII, L.P. dated June 14, 1996 and Amendment No. 1 to Exchange Rights Agreement dated January 30, 1998 and Exchange Rights Agreement dated June 14, 1996 (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)
4.10
Amended and Restated Agreement of Limited Partnership of LTC Partners IX, L.P. and Exchange Rights Agreement dated February 11, 1998 (incorporated by reference to Exhibit 4.8 to LTC Properties, Inc.'s Form S-3 filed on May 28, 2004)

Certain instruments defining the rights of holders of long-term debt securities are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

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
10.13	LTC Properties, Inc. 1998 Equity Participation Plan (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)
10.14
Second Amended and Restated Employment Agreement between Andre C. Dimitriadis and LTC Properties, Inc. dated March 26, 1999 (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1 thereto dated June 23, 2000
10.15
Amended and Restated Employment Agreement between Wendy L. Simpson and LTC Properties, Inc. dated April 10, 2000, as amended by Amendment No. 1 thereto dated June 23, 2000 (incorporated by reference to Exhibit 10.22 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
10.16
Promissory Note dated January 1, 2000, executed by Andre C. Dimitriadis in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.23 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
10.17
Promissory Note dated January 1, 2000, executed by Wendy L. Simpson in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.25 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
10.18
Promissory Note dated January 1, 2000, executed by Christopher T. Ishikawa in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.26 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
10.19
Promissory Note dated January 1, 2000, executed by Edmund C. King in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.27 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
10.20
Promissory Note dated January 1, 2000, executed by Sam Yellen in favor of LTC Properties, Inc. (incorporated by reference to Exhibit 10.28 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
10.21	Senior Secured Revolving Credit Agreement dated October 31, 2000 (incorporated by reference to Exhibit 10.29 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000)
10.22
First Amendment to Revolving Credit Agreement dated March 23, 2001 (incorporated by reference to Exhibit 10 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
10.23
Second Amendment to Revolving Credit Agreement dated May 29, 2001 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.24
Secured Term Loan with Heller Healthcare Financial, Inc. dated June 29, 2001 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.25
Second Amended and Restated Promissory Note with LTC Healthcare, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.26	Security Agreement with LTC Healthcare, Inc. dated June 8, 2001 (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.27
Form of Individual Indemnity Agreements between LTC Properties and Andre Dimitriadis; Christopher Ishikawa; Julia Kopta; Wendy Simpson; Bary Bailey and Steven Stuart dated March 18, 2001 (incorporated by reference to Exhibit 10.34 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
10.28
Employment Agreement between Alex J. Chavez and LTC Properties, Inc. dated September 4, 2001 (incorporated by reference to Exhibit 10.35 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
10.29
Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001 (incorporated by reference to Exhibit 10.36 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
10.30
Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated December 31, 2001 (incorporated by reference to Exhibit 10.37 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001)
10.31
Promissory Note dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.32
Security Agreement dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.33
Stock Purchase Agreement dated January 30, 2002 between LTC Properties, Inc. and LTC-Fort Tucum, Inc. (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.34
First Amendment to Second Amended and Restated Promissory Note dated October 1, 2002 between LTC Properties, Inc. and CLC Healthcare, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.35
Purchases, Warranties, Participation and Servicing Agreement dated August 1, 2002 between Beal Bank, SSB and LTC BBCO, Inc. (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.36
Amended and Restated Promissory Note between LTC Properties, Inc. and Healthcare Holdings, Inc. dated July 9, 2003 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.37
Amended and Restated Security Agreement between LTC Properties, Inc. and Healthcare Holdings, Inc. dated July 9, 2003 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.38
Second Amendment to Second Amended and Restated Promissory Note between LTC Properties, Inc. and CLC Healthcare, Inc. dated September 30, 2003 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.39
Credit Agreement dated as of December 26, 2003 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch, as Administrative Agent, Harris Nesbitt Corp. as Co-Lead Arranger and Book Manager and Key Corporate Capital, Inc. as Co-Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated January 26, 2004)
10.40	Amended and Restated Employment Agreement of Wendy Simpson dated March 9, 2004 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 2004)
10.41	Amended and Restated Employment Agreement of Alex Chavez dated March 9, 2004 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 2004)
10.42	The 2004 Stock Option Plan (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form S-8 dated May 25, 2004)
10.43	The 2004 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form S-8 dated May 25, 2004)
10.44	Employment Agreement of Pamela Shelley-Kessler dated August 9, 2004 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.45	Employment Agreement of Peter Lyew dated August 9, 2004 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.46	Employment Agreement of Clint Malin dated August 9, 2004 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.47	First Amendment to Credit Agreement dated September 17, 2004 (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.48	Second Amendment to Credit Agreement dated October 5, 2004 (incorporated by reference to Exhibit 10.5 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.49	Amended Restated and Consolidated Promissory Note dated October 1, 2004 (incorporated by reference to Exhibit 10.6 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.50	Form of Stock Option Agreement under the 2004 Stock Option Plan
10.51	Form of Restricted Stock Agreement under the 2004 Restricted Stock Plan
21.1	List of subsidiaries

24.1	Powers of Attorney (included on signature page)
23.1	Consent of Ernst & Young LLP with respect to the financial information of the Company
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

LTC Properties, Inc. Registrant
Dated: February 28, 2005
	By:	/s/ WENDY L. SIMPSON

Wendy L. Simpson Vice Chairman, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andre C. Dimitriadis and Wendy L. Simpson, and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2005
/s/ WENDY L. SIMPSON Wendy L. Simpson	Vice Chairman, Chief Financial Officer, Treasurer and Director	February 28, 2005
/s/ BOYD HENDRICKSON Boyd Hendrickson	Director	February 28, 2005
/s/ EDMUND C. KING Edmund C. King	Director	February 28, 2005
/s/ TIMOTHY J. TRICHE Timothy Triche	Director	February 28, 2005
/s/ SAM YELLEN Sam Yellen	Director	February 28, 2005

QuickLinks

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  Item 6. SELECTED FINANCIAL INFORMATION
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LTC PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
LTC PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  Item 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
LTC PROPERTIES, INC. INDEX TO FINANCIAL STATEMENT SCHEDULES (Item 15(a)))
LTC PROPERTIES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
LTC PROPERTIES, INC. SCHEDULE IV MORTGATE LOANS ON REAL ESTATE (dollars in thousands)
INDEX TO EXHIBITS
  (Item 15(b))
LTC PROPERTIES, INC. SIGNATURES
POWER OF ATTORNEY