Form 10-Q
period 2005-03-31
LTC PROPERTIES INC
filed 2005-05-06
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20459

FORM 10-Q

(Mark One)

☒                                                                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Shares of Registrant’s common stock, $.01 par value, outstanding May 4, 2005 – 21,582,053

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2005

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2005 - $86,537; 2004 - $83,369	$358,193	$359,347
Land	26,905	26,401
Mortgage loans receivable, net of allowance for doubtful accounts: 2005 and 2004 - $1,280	101,639	90,878
REMIC Certificates	40,796	44,053
Real estate investments, net	527,533	520,679
Other Assets:
Cash and cash equivalents	12,819	4,315
Debt issue costs, net	1,197	1,348
Interest receivable	2,949	3,161
Prepaid expenses and other assets	4,218	4,451
Notes receivable	3,396	13,926
Total Assets	$552,112	$547,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loans payable	$70,905	$71,286
Bonds payable and capital lease obligations	13,503	13,967
Senior mortgage participation payable	15,187	15,407
Accrued interest	650	649
Accrued expenses and other liabilities	3,591	3,040
Distributions payable	3,528	3,618
Total Liabilities	107,364	107,967

Minority interest	3,518	3,706
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2005 – 9,032; 2004 – 9,201	214,312	218,532
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2005 – 21,606; 2004 – 21,374	216	214
Capital in excess of par value	295,056	292,740
Cumulative net income	332,840	311,336
Other	(1,649)	2,070
Cumulative distributions	(399,545)	(388,685)
Total Stockholders’ Equity	441,230	436,207
Total Liabilities and Stockholders’ Equity	$552,112	$547,880

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Rental income	$15,872	$11,452
Interest income from mortgage loans and notes receivable	2,682	2,138
Interest income from REMIC Certificates	1,464	2,391
Interest and other income	2,853	865
Total revenues	22,871	16,846
Expenses:
Interest expense	2,257	3,313
Depreciation and amortization	3,253	3,135
Legal expenses	73	18
Operating and other expenses	1,915	1,251
Total expenses	7,498	7,717
Income before non-operating income and minority interest	15,373	9,129
Non-operating income	6,217	—
Minority interest	(86)	(283)
Income from continuing operations	21,504	8,846
Discontinued operations:
Income from discontinued operations	—	80
Gain on sale of assets, net	—	975
Net income from discontinued operations	—	1,055
Net income	21,504	9,901
Preferred stock redemption charge	—	(4,029)
Preferred stock dividends	(4,347)	(4,946)
Net income available to common stockholders	$17,157	$926

Net Income (Loss) per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.80	$(0.01)
Diluted	$0.74	$(0.01)
Net Income per Common Share from Discontinued Operations:
Basic	—	$0.06
Diluted	—	$0.06
Net Income per Common Share Available to Common Stockholders:
Basic	$0.80	$0.05
Diluted	$0.74	$0.05

Basic weighted average shares outstanding	21,491	17,986

Comprehensive income
Net income	$21,504	$9,901
Reclassification adjustment	(3,610)	—
Total comprehensive income	$17,894	$9,901

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$21,504	$9,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,253	3,179
Realization of reserve on note receivable	(3,905)	—
Realization of deferred gain on note receivable	(3,610)	—
Straight-line rental income	(196)	(281)
Other non-cash charges	1,345	719
Gain on sale of real estate investments, net	—	(975)
Increase (decrease) in accrued interest	1	(71)
Net change in other assets and liabilities	923	20
Net cash provided by operating activities	19,315	12,492

INVESTING ACTIVITIES:
Investment in real estate mortgages	(13,898)	(3,661)
Investment in REMIC Certificates	—	(3,898)
Investment in real estate properties and capital improvements, net	(2,659)	(3,461)
Proceeds from sale of real estate investments and other assets, net	—	208
Principal payments received on mortgage loans receivable and REMIC Certificates	5,308	2,201
Advances under notes receivable	(559)	(386)
Principal payments received on notes receivable	15,023	42
Redemption of investment in senior secured notes	—	12,281
Net cash provided by investing activities	3,215	3,326

FINANCING ACTIVITIES:
Borrowings under the line of credit	2,000	33,000
Repayments of borrowings under the line of credit	(2,000)	(21,000)
Mortgage principal payments on the senior mortgage participation	(220)	(204)
Net proceeds from issuance of preferred stock	—	98,578
Principal payments on mortgage loans payable and capital lease obligations	(845)	(5,498)
Redemption of preferred stock	—	(126,305)
Repurchase of common stock	(2,361)	—
Distributions paid	(10,950)	(9,841)
Other	350	1,281
Net cash used in financing activities	(14,026)	(29,989)

Increase (decrease) in cash and cash equivalents	8,504	(14,171)
Cash and cash equivalents, beginning of period	4,315	17,919
Cash and cash equivalents, end of period	$12,819	$3,748

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,105	$3,262
Non-cash investing and financing transactions:
Exchange of limited partnership units for common stock	$—	$2,575

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2004 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provides us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and the purchase and disposition of assets.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we are not taxed on income that is distributed to our stockholders.

2.              Real Estate Investments

Owned Properties.  At March 31, 2005, our investment in owned properties consisted of 55 skilled nursing properties with a total of 6,539 beds, 88 assisted living properties with a total of 4,175 units and one school in 23 states.

During the three months ended March 31, 2005, we purchased a 114 bed skilled nursing property in Texas for $2,624,000.  The property together with another skilled nursing property we own is leased to a third party operator under a 20 year master lease with two five year options to extend.  The initial annual master lease payment is $648,000 and increases 2% annually.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” properties held for sale at any reporting period include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale.  In addition, the operating results of real estate assets designated as held for sale and all gains and losses from real estate sold are included in discontinued operations in the consolidated statement of income.

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended March 31,
	2005	2004

Rental income	$—	$130
Interest and other income	—	—
Interest expense	—	—
Depreciation and amortization	—	(44)
Legal expenses	—	—
Operating and other expenses	—	(6)

Income from discontinued operations	$—	$80

Mortgage Loans.  At March 31, 2005, we had investments in 47 mortgage loans secured by first mortgages on 40 skilled nursing properties with a total of 4,735 beds, 13 assisted living properties with 933 units and one school located in 21 states.  At March 31, 2005, the mortgage loans had interest rates ranging from 6.0% to 12.6% and maturities ranging from 2005 to 2019.  In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the first quarter of 2005, we acquired a mortgage loan on a 151 bed skilled nursing property from a REMIC pool we originated.  We paid $2,254,000, which represents the outstanding loan balance.  Also, during the first quarter, we received $2,170,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property located in Arizona.

During the three months ended March 31, 2005, we originated one mortgage loan in the amount of $500,000 secured by two skilled nursing properties located in Texas with a total of 124 beds.  Subsequently, this note was paid in full.  For further discussion see Note 3. Notes Receivable.  We also originated three new mortgage loans secured by three properties with a total of 125 assisted living units and 289 skilled nursing beds.  The combined principal balance of the new loans is $10,763,000 and the amount funded to the borrowers after fees and tax impounds was $10,658,000.  The mortgage loans have five to ten year terms and bear interest ranging from 9.5% to 11.3%.  We also funded an additional $585,000 under existing mortgage loans for capital improvements.

Subsequent to March 31, 2005, we originated one new mortgage loan secured by a skilled nursing property with 104 beds in Georgia.  The principal balance of the new loan is $5,000,000 and the amount funded to the borrower after fees and tax impounds was $4,928,000.  The mortgage loan has a five year term and bears interest at 10% annually.  We also funded an additional $102,000 under existing mortgage loans for capital improvements.

REMIC Certificates.  As of March 31, 2005, we had $40,796,000 of REMIC Certificates at net book value.  Of the $40,796,000, $37,007,000 of our net book value represents face value certificated interests in the principal balances of the underlying mortgage pools which at March 31, 2005, had a total unpaid principal balance of $78,075,000.  There are $33,956,000 of senior certificates outstanding that have priority over the $37,007,000 of face value certificates we retained.

Our investment in the $37,007,000 of face value certificates is supported by the difference between the $78,075,000 in mortgage pool principal and the $33,956,000 of senior certificates outstanding, or $44,119,000 resulting in collateral in excess of our net book value of $7,112,000.

The remaining $3,789,000 net book value of our REMIC Certificates are interest-only certificates that represent the present value of the expected cash flows resulting from the mortgage pools that result from the spread in interest that arises between what the underlying mortgage loans are paying in interest versus the interest being paid on the principal based certificates.  These cash flows have been discounted at a rate of 35% to arrive at the estimated fair market value of the interest-only certificates.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity.  As of March 31, 2005, available-for-sale certificates were recorded at their fair value of approximately $4,722,000.

At March 31, 2005, held-to-maturity certificates had a book value of $36,074,000 and an estimated fair value of $26,882,000.  As of March 31, 2005, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 30.30% and 11.76%, respectively.

3.              Notes Receivable

At December 31, 2004, we held a Promissory Note (or Note) issued by Centers for Long Term Care, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of CLC.  The face value of the note was $21,269,000 and the book value was $10,709,000.  The Note had a maturity date of October 1, 2007, an interest rate of 8.0% per year compounded monthly, accruing to the balance of the Note and was secured by all 1,452,794 shares of Assisted Living Concepts, Inc. (or ALC) common stock owned by HHI.  Cash payments of principal and interest were due upon maturity.  However, any proceeds from the sale of the collateral would result in a prepayment of the Note.  During 2005, we advanced $168,000 under the Note and added $191,000 in compound interest to the principal balance.  Also during 2005, we loaned Center Healthcare, Inc. (or CHC), a private company that purchased CLC in

2003, $500,000 which was secured by two skilled nursing properties in Texas with a total of 124 beds and all of the assets owned by HHI.

On January 31, 2005, Extendicare, Inc. and its wholly-owned U.S. subsidiary, Extendicare Health Services, Inc. (or EHSI) acquired ALC.  Accordingly, in February 2005, we received $22,309,000 in cash from CHC and HHI as payment in full for the Note and the $500,000 mortgage loan, including accrued and unpaid interest through the payoff date.  As a result of the payoff, we recognized $3,667,000 in rental income related to past due rents that were not previously accrued, $2,335,000 of interest income related to past due interest that was not previously accrued, a $477,000 reimbursement for certain expenses paid on behalf of CLC in prior years, a $1,000,000 bonus accrual related to the realization of the value of the Note and non-operating income of $6,217,000 ($3,610,000 of which was classified as Accumulated Comprehensive Income in the equity section of the balance sheet at December 31, 2004).  The $6,217,000 of non-operating income is net of $1,298,000 of legal and investment advisory fees related to the transaction that resulted in the Note payoff.

4.              Debt Obligations

At March 31, 2005, we have no outstanding balances under our Unsecured Revolving Credit.  During the three months ended March 31, 2005, pricing under the Unsecured Revolving Credit ranged between LIBOR plus 2.75% and LIBOR plus 3.25%.

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 11 to 161 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the three months ended March 31, 2005 and 2004, the senior participation received principal payments of $220,000 and $204,000, respectively.  At March 31, 2005, 19 loans remain in the Participation Loan Pool and $15,187,000 was outstanding under the senior mortgage participation.

6.              Stockholders’ Equity

Preferred Stock.  During the three months ended March 31, 2005, holders of 168,804 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 337,608 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 784,930 at March 31, 2005.  Subsequent to March 31, 2005, holders of 900 shares of our Series E preferred stock notified us of their election to convert such shares into 1,800 shares of our common stock.

During the three months ended March 31, 2004, we issued 4,000,000 shares of Series F Cumulative Redeemable Preferred Stock (or Series F preferred stock) in a registered direct placement generating net cash proceeds of $98,578,000.  The cash proceeds and cash on hand were used to redeem all of our Series A and Series B preferred stock.  Accordingly, we recognized $4,029,000 of original issue costs related to the Series A and Series B preferred stock redeemed as a preferred stock redemption charge in the first quarter of 2004.

Common Stock.  During the three months ended March 31, 2005, we repurchased and retired 133,400 shares of common stock for an aggregate purchase price of $2,361,000, an average of $17.70 per share.  Subsequent to March 31, 2005, we repurchased and retired 34,200 shares of common stock for an aggregate purchase price of $597,000, an average of $17.45 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  Including these purchases, 2,515,800 shares have been purchased under this authorization.  Therefore, we continue to have an open Board authorization to purchase an additional 2,484,200 shares.  During the first quarter of 2004 we did not repurchase common stock.

During the three months ended March 31, 2005, a total of 31,100 stock options were exercised at a total option value of $181,000 and a total market value as of the dates of exercise of $595,000.   Subsequent to March 31, 2005, a total of 8,000 stock options were exercised at a total option value of $48,000 and a total market value as of the dates of exercise of $138,000.

During the first quarter of 2004, two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we issued 175,392 shares of our common stock.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Declared		Paid	Declared		Paid
Preferred Stock
Series A	$—		$—	$1,019		$1,860
Series B	—		—	1,118		1,491
Series C	818		818	818		818
Series E	209		299	1,169		1,169
Series F	3,320		3,320	822	(1)	—
	4,347		4,437	4,946		5,338

Common Stock	6,513	(2)	6,513	4,503	(2)	4,503

Total	$10,860	(3)	$10,950	$9,449	(3)	$9,841

(1)          Represents 22 days of accrued dividends.

(2)          Represents $0.30 per share in 2005 and $0.25 per share in 2004.

(3)          The difference between declared and paid is the change in distributions payable on the balance sheet at March 31 and December 31.

Subsequent to March 31, 2005, we declared a monthly cash dividend of $0.11 per share on our common stock for the months of April, May and June 2005, payable on May 6, June 6 and July 1, 2005, respectively, to stockholders of record on April 29, May 27, and June 24, 2005.

Other Equity.  Other equity consists of the following (in thousands):

	March 31, 2005	December 31, 2004
		(audited)
Notes receivable from stockholders	$(451)	$(508)
Deferred compensation	(394)	(228)
Accumulated comprehensive income	(804)	2,806
Total Other Equity	$(1,649)	$2,070

During the quarter ended March 31, 2005, we received $56,000 in principal payments on notes receivable from stockholders.  Also during the first quarter of 2005, we realized a $3,610,000 gain that was included in Accumulated Comprehensive Income at December 31, 2004 which was related to a note receivable that was paid in full during the quarter as described more fully in Note 3. Notes Receivable.

During the three months ended March 31, 2005, 8000 shares of restricted stock were issued at $19.62 per share.  These shares vest ratably over a three year period.  Additionally, during the three months ended March 31, 2005, 10,800 shares of unvested restricted stock were canceled.  During the quarters ended March 31, 2005 and 2004, $104,000 and $86,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.

Stock-Based Compensation.  On December 16, 2004, the FASB issued SFAS No. 123(revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS No. 95 “Statement of Cash Flows”.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123(R) until January 1, 2006.  We expect to adopt SFAS No. 123(R) on January 1, 2006 as required.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1)              A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2)              A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the “modified-prospective” method.  We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003, using the prospective method described in SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

Currently, we use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results of operations could be affected.  We expect to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R).  Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R).  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation.  Therefore, this new reporting requirement will not have an impact on our statement of cash flows.

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB 25 and related Interpretations.  Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003.  During the three months ended March 31, 2005, 15,000 options to purchase common stock were issued at an exercise price of $19.62 and vest ratably over a three year period.  Additionally, during the first quarter of 2005, 4,000 unvested options to purchase common stock were cancelled.  No stock options were issued during the first quarter of 2004.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

		Three Months Ended March 31,
		2005	2004

Net income available to common stockholders, as reported		$17,157	$926
Add: Stock-based compensation expense in the period		9	—
Deduct:	Total stock-based compensation expense determined under fair value method for all awards	(14)	(16)
Pro forma net income available to common stockholders		$17,152	$910

Net income per common share available to common stockholders:
Basic – as reported		$0.80	$0.05
Basic – pro forma		$0.80	$0.05
Diluted – as reported		$0.74	$0.05
Diluted – pro forma		$0.74	$0.05

Note: Adjustments to compensation expense related to restricted shares have been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123.

7.              Major Operators

We have four operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets.  EHSI, one of our major operators, is the wholly owned subsidiary of a publicly traded company, Extendicare Inc., which as a publicly traded company files quarterly financial information with the Securities and Exchange Commission.  Our other operators are privately owned and thus no public financial information is available.  The following table summarizes Extendicare Inc.’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the three months ended December 31, 2004, per the lessee’s public filings:

Extendicare Inc.
(in thousands)

Current assets	$173,833
Non-current assets	562,124
Current liabilities	144,263
Non-current liabilities	341,505
Stockholders’ equity	250,189

Gross revenue	244,688
Operating expenses	208,426
Income from continuing operations	17,927
Net income	39,105

Cash provided by operations	14,608
Cash used in investing activities	(13,819)
Cash used in financing activities	(237)

EHSI, a wholly owned subsidiary of Extendicare Inc., leased 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.6%, or $69,782,000, of our total assets at

March 31, 2005 and 19.5% of rental income recognized in the first quarter of 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 12.4%, or $68,690,000, of our total assets at March 31, 2005 and 19.5% of rental revenue recognized in the first quarter of 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

CHC leased 26 skilled nursing properties with a total of 3,114 beds owned by us representing approximately 10.4%, or $57,254,000, of our total assets at March 31, 2005 and 12.9% of rental revenue recognized in the first quarter of 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

Sunwest Management, Inc. (or Sunwest) operates eight assisted living properties with a total of 958 units that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 10.2%, or $56,477,000 of our total assets at March 31, 2005, and 13.3% of rental revenue and 5.7% of interest income from mortgage loans recognized in the first quarter of 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by Alterra, CHC, EHSI, Sunwest or any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

8.              Earnings per Share

The following table sets forth the computation of basic and diluted net income per share  (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income	$21,504	$9,901
Preferred stock redemption charges	—	(4,029)
Preferred stock dividends	(4,347)	(4,946)
Net income for basic net income per share	17,157	926
Effect of dilutive securities:
Convertible preferred stock	1,026	—
Convertible limited partnership units	86	—
Net income for diluted net income per share	$18,269	$926

Shares for basic net income per share	21,491	17,986
Effect of dilutive securities:
Stock options	105	172
Convertible preferred stock	2,785	—
Convertible limited partnership units	202	—
Shares for diluted net income per share	24,583	18,158

Basic net income per share	$0.80	$0.05
Diluted net income per share	$0.74	$0.05

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of March 31, 2005:

Type of Property	Gross Investments	Percentage of Investments	Revenues (2)	Percentage of Revenues	Number of Properties		Number of Beds/Units		Investment per Bed/Unit		Number of Operators (1)	Number of States (1)
	(in thousands)		(in thousands)						(in thousands)
Assisted Living Facilities	$313,599	51.0%	$8,343	51.0%	101		5,108		$61.39		10	23

Skilled Nursing Facilities	247,935	40.3%	6,189	37.9%	95		11,274		21.99		39	21

Schools	13,020	2.1%	355	2.2%	2		N/A		N/A		2	2

REMIC Certificates	40,796	6.6%	1,464	8.9%	39	(3)	4,534	(3)	17.22	(4)	20	13

Totals	$615,350	100.0%	$16,351	100.0%	198		16,382

(1)          We have investments in 31 states leased or mortgaged to 46 different operators.

(2)          Revenues exclude interest and other income from non-mortgage loan sources and the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable.

(3)          The number of properties and beds are not included in the total line because we do not own the mortgage on these properties.

(4)          Represents principal balance per bed as of March 31, 2005.

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

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable and interest earned on our investment in Real Estate Mortgage Investment Conduits (or REMIC) Certificates.  In the past, we completed securitizations by transferring mortgage loans to newly created REMICs that, in turn, issued mortgage pass-through certificates aggregating approximately the same amount.  A portion of the REMIC Certificates were then sold to third parties and a portion of the REMIC Certificates were retained by us.  The REMIC Certificates we retained are subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retained are interest-only certificates which have no principal amount and entitle us to receive cash flows designated as interest.

Our investments in mortgage loans, owned properties and REMIC Certificates represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon.  To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.  To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator.  Our monitoring process includes review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance relating to real estate taxes and insurance.

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk.  We typically invest in or finance up to 90 percent of the stabilized appraised value of a property.  Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit.  In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

For the three months ended March 31, 2005, rental income and interest income represented 72% and 16%, respectively, of total gross revenues (excluding the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable).  Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period, and annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimized non-cash straight-line rent over time.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties.  New investments are generally funded from temporary borrowings under our unsecured line of credit and internally generated cash flows.  Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable and REMIC Certificates.  Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt.  We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Key Performance Indicators, Trends and Uncertainties

We utilize several key performance indicators to evaluate the various aspects of our business.  These indicators are discussed below and relate to concentration risk and credit strength.  Management uses these key performance indicators to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes.

Concentration Risk.  We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix.  Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property.  In order to qualify as an equity REIT, at least 75 percent of our total assets must be represented by real estate assets, cash, cash items and government securities.  Investment mix measures the portion of our investments that relate to our various property types.  Operator mix measures the portion of our investments that relate to our top four operators.  Geographic mix measures the portion of our investment that relate to our top five states.  The following table reflects our recent historical trends of concentration risk:

	Period Ended
	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
	(gross investment, in thousands)
Asset mix:
Real property	$471,635	$469,117	$464,226	$470,122	$459,193
Loans receivable	102,919	92,158	78,034	76,749	76,032
REMIC Certificates	40,796	44,053	43,879	45,159	63,084

Investment mix:
Assisted living facilities	$313,599	$310,530	$301,415	$301,433	$301,418
Skilled nursing facilities	247,935	237,725	227,825	236,168	224,537
School	13,020	13,020	13,020	9,270	9,270
REMIC Certificates	40,796	44,053	43,879	45,159	63,084

Operator mix:
Alterra Healthcare Corporation	$84,194	$84,194	$84,194	$84,194	$84,194
Center Healthcare, Inc.	72,824	65,198	60,777	60,613	56,558
Extendicare Health Services, Inc.	88,105	88,105	88,105	88,105	88,105
Sunwest	64,520	64,043	58,893	58,893	58,893
Remaining operators	264,911	259,735	250,291	255,066	247,475

Geographic mix:
California	$53,211	$46,312	$46,397	$46,480	$46,561
Colorado (1)	27,164	27,169	27,114	27,109	27,051
Florida	44,512	44,534	39,701	39,707	39,646
Iowa (1)	20,925	20,936	20,635	20,632	20,587
Ohio	50,061	50,084	50,108	50,130	49,458
Texas	86,728	83,845	74,854	74,944	66,001
Washington (1)	21,291	21,353	21,368	28,468	28,432
Remaining states	270,662	267,042	262,083	259,401	257,489

(1)                      Tied for fifth most concentrated state.

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios.  Our leverage ratios include debt to book capitalization and debt to market capitalization.  The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt.  Our coverage ratios include interest coverage ratio and fixed charge coverage ratio.  The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends).  The coverage ratios are based on earnings before interest, taxes, depreciation and amortization.  Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies.  The following table reflects the recent historical trends for our credit strength measures:

	Three Months Ended
	3/31/05		12/31/04		9/30/04		6/30/04		3/31/04
Debt to book capitalization ratio	18.4%		18.8%		21.5%		28.5%		30.0%
Debt to market capitalization ratio	14.3%		13.3%		16.4%		22.7%		22.7%

Interest coverage ratio	6.8	x(1)	6.4	x	5.5	x	4.5	x	4.7	x
Fixed charge coverage ratio	2.3	x(1)	2.2	x	2.2	x	2.2	x	1.9	x

(1)   Excluding the effects of the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations.  This may be a result of various factors, including, but not limited to

•                  The status of the economy;

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

Management regularly monitors the economic and other factors listed above.  We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues for the three months ended March 31, 2005, increased to $22.9 million from $16.8 million for the same period in 2004.  Rental income for the three months ended March 31, 2005, increased $4.4 million primarily as a result of receiving the note payoff from CLC Healthcare, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI), as described in Note 3. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million), the receipt of rent from properties acquired in 2004 and 2005 ($0.2 million), new leases and rental increases provided for in existing lease agreements ($0.7 million), partially offset by a decrease in straight-line rental income ($0.1 million) and properties sold in 2004 ($0.1 million).  Same store rental income, properties owned for the three months ended March 31, 2005, and the three months ended March 31, 2004, and excluding straight-line rental income, increased $4.3 million due to the effect of receiving the note payoff from CLC and HHI part of which related to past due rents that were not accrued ($3.7 million) and rental increases provided for in existing lease agreements ($0.7 million), partially offset by a decrease in straight line rental income ($0.1 million).  Interest income from mortgage loans and notes receivable increased $0.5 million from the prior year due to new loans ($0.8 million) partially offset by the payoff of loans ($0.1 million) and the conversion of one loan into an owned property ($0.2 million).  Interest income from REMIC Certificates for the three months ended March 31, 2005, decreased $0.9 million compared to the same period of 2004 due to the dissolution of the 1994-1 REMIC Pool, the amortization of our remaining REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  Interest and other income for the three months ended March 31, 2005, increased $2.0 million primarily as a result of receiving the note payoff from CLC and HHI, as described in Note 3. Notes Receivable, part of which related to past due interest on the note that was not accrued ($2.3 million) partially offset by conversions of notes receivable to mortgage loans, a reduction in loan modification and extension fees received from the REMIC Trust as per our subservicing agreement and a decrease in interest income from our investment in Assisted Living Concepts, Inc. Senior and Junior Notes that were redeemed in the first quarter of 2004.

Interest expense decreased by $1.0 million to $2.3 million for the three months ended March 31, 2005, from $3.3 million during the same period in 2004, due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans.

Depreciation and amortization expense for the first quarter of 2005 increased $0.1 million from the first quarter of 2004 due to acquisitions.

Legal expenses were comparable during the first quarter 2005 and the first quarter 2004.  Operating and other expenses were $0.7 million higher in the first quarter of 2005 primarily as a result a $1.0 million bonus accrual related to the realization of the value of a note receivable, as described in Note 3. Notes Receivable, and expenses paid in the current year on behalf of certain operators, partially offset by the $0.5 million reimbursement of certain expenses that we paid in prior years on behalf of CLC as described in Note 3. Notes Receivable.

During the three months ended March 31, 2005, we realized $6.2 million of non-operating income related to the note receivable paid off by CLC and HHI, as described in Note 3. Notes Receivable ($3.6 million of which was in Other Comprehensive Income at December 31, 2004).  The $6.2 million of non-operating income is net of $1.3 million of legal and investment advisory fees associated with the transaction that resulted in the note payoff.

During the first quarter of 2004, we reported a net income from discontinued operations of $1.1 million comprised of a gain on sale and income related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”  We did not sell any assets in the first quarter of 2005.

During the three months ended March 31, 2004, we recorded a $4.0 million preferred stock redemption charge related to the redemption of all of our outstanding Series A and Series B preferred stock.  We did not redeem any preferred stock in 2005.

Net income available to common stockholders increased to $17.2 million for the three months ended March 31, 2005, from $0.9 million for the same period in 2004 primarily due to the increases in revenue and non-operating income and decreases in expenses and preferred stock redemption charge as discussed above.  Excluding the effects of the CLC and HHI note receivable payoff, net income available to common stockholders was $5.5 million for the three months ended March 31, 2005.  Excluding the effects of the preferred stock redemption charge, net income available to common stockholders was $5.0 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $471.6 million invested primarily in owned long-term care properties, mortgage loans of approximately $101.6 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $40.8 million with a weighted average effective yield of 13.9%.  At March 31, 2005, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $34.0 million and 7.2%.  Our portfolio, excluding our subordinated REMIC Certificates, consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 95 skilled nursing properties, 101 assisted living properties and two schools in 31 states.

For the three months ended March 31, 2005, we had net cash provided by operating activities of $19.3 million.  Included in the cash provided by operating activities was $6.5 million which resulted from the receipt of past due rents of $3.7 million that were not accrued, past due interest income of $2.3 million that was not accrued and a $0.5 million reimbursement of certain expenses paid on behalf of an operator in prior years.  This cash received resulted from the payoff of a note receivable more fully described in Note 3. Notes Receivable.

For the quarter ended March 31, 2005, we had net cash provided by investing activities of $3.2 million.  We acquired one 114 bed skilled nursing property in Texas for a total of $2.6 million in cash.  This property together with another skilled nursing property is leased to a third party operator under a 20 year master lease with two five year options to extend.  The initial annual master lease payment is $0.6 million and increases 2% annually.

Also during the first quarter of 2005, we invested $13.4 million in five new mortgage loans, one of which was paid off in the first quarter as part of the CLC and HHI note payoff as described in Note 3. Notes Receivable.  Annual interest income from the remaining four new loans is $1.4 million and the current combined yield on these loans is 10.9%.  Also during the quarter ended March 31, 2005, we funded an additional $0.5 million under existing mortgage loans for capital improvements.

During the quarter ended March 31, 2005, we received $3.3 million in principal payments on mortgage loans receivable and $2.0 million in principal payments on REMIC Certificates.  We advanced $0.6 million under notes receivable (including $0.4 million under the CLC and HHI note), and received $15.0 million in principal payments related to the CLC and HHI note which was repaid in full as described in Note 3. Notes Receivable.

During the three months ended March 31, 2005, we borrowed and repaid $2.0 million under our Unsecured Revolving Credit.  Additionally, $0.2 million in principal was received by the non-recourse senior mortgage participation holder and we paid $0.8 million in principal payments on mortgage loans and capital lease obligations.

During the three months ended March 31, 2005, we repurchased and retired 133,400 shares of common stock for an aggregate purchase price of $2.4 million, an average of $17.70 per share.  Subsequent to March 31, 2005, we repurchased and retired 34,200 shares of common stock for an aggregate purchase price of $0.6 million, an average of $17.45 per share.  Also during the first quarter of 2005, we paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $0.8 million, $0.3 million and $3.3 million respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $6.5 million.  Subsequent to March 31, 2005, we declared a monthly cash dividend of $0.11 per share on our common stock for the months of April, May and June 2005, payable on May 6, June 6 and July 1, 2005, respectively, to stockholders of record on April 29, May 27, and June 24, 2005.

At March 31, 2005, we only have one note receivable from a stockholder with a principal balance of $0.5 million outstanding.  This note matures in December 2006.  During the first quarter of 2005, we received $0.2 million in conjunction with the exercise of 31,100 stock options.  The total market value as of the dates of exercise was approximately $0.6 million.  Subsequent to March 31, 2005, 8,000 options were exercised with a total option value of $0.05 million and total market value as of the dates of exercise of $0.1 million.

During the three months ended March 31, 2005, holders of 168,804 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 337,608 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to March 31, 2005, holders of 900 shares of our Series E preferred stock notified us of their election to convert such shares into 1,800 shares of common stock.  Subsequent to this most recent conversion, there are 391,565 shares of our Series E preferred stock outstanding and 21,582,053 shares of our common stock outstanding.

Subsequent to March 31, 2005, we invested $4.9 million in one new mortgage loan secured by a skilled nursing property with 104 beds in Georgia.  The mortgage loan matures in five years and bears interest at 10.0% annually.  Also subsequent to March 31, 2005, we funded an additional $0.1 million under existing mortgage loans for capital improvements.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents, mortgage loans receivable, and REMIC Certificates.  The collection of these loans, certificates and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties and assisted living properties we own or are pledged to us and the school we own.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

We use the Black-Scholes-Merton model for calculating stock option expense.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results from operations could be affected.  Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

As of March 31, 2005, there were 180,200 options outstanding subject to the disclosure requirements of SFAS No. 148.  The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date.  In determining the estimated fair values for the options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39, the weighted average risk free interest rate was 3.2% and the expected dividend yield was 7.27%.  The weighted average fair value of the options granted in 2004 was estimated to be $2.58.  For the 15,000 options granted in 2005, the weighted average expected life assumption was three years, the weighted average volatility was 0.31, the weighted average risk free interest rate was 3.5% and the expected dividend yield was 6.12%.  The weighted average fair value of the options granted in 2005 was $2.87.  At March 31, 2005, the weighted average fair value of all the options outstanding was estimated to be $1.33 per share, the weighted average exercise price of the options was $8.39 per share and the weighted average remaining vesting life was 1.3 years.  See Note 6. Stockholders’ Equity for further discussion.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2004.

Risk Factors

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “should” or comparable terms or negatives thereof.  These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of our properties as it affects the continuing ability of such operators to meet their obligations to us under the terms of our agreements with our borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations.  Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2004, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Readers are cautioned that statements contained in this section “Quantitative and Qualitative Disclosures About Market Risk” are forward looking and should be read in conjunction with the disclosure under the heading “Risk Factors” set forth above.

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable, investments in REMIC Certificates and debt.  Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2005.

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

At March 31, 2005, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $100.1 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.9 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.2 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

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

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.14

Certificate of Correction to Articles of Amendment filed on June 24, 2004. Changes par value of authorized shares of stock from $650,000 to $600,000 (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2004)

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

* Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

(b)                                  Reports on Form 8-K

On January 31, 2005, we filed a Current Report on Form 8-K dated January 31, 2005 announcing that we had entered into a Memorandum of Understanding with Extendicare Health Services, Inc., a wholly owned subsidiary of Extendicare Inc.; Alpha Acquisition, Inc., a wholly owned subsidiary of EHSI; Assisted Living Concepts, Inc. and Carriage House Assisted Living, Inc.

On February 2, 2005, we filed a Current Report on Form 8-K dated February 1, 2005 announcing the election of Boyd Hendrickson to the Board of Directors.

On February 2, 2005, we filed a Current Report on Form 8-K dated February 2, 2005 reporting our press release announcing the operating results for the three and twelve months ended December 31, 2004.

On February 2, 2005, we filed a Current Report on Form 8-K dated February 2, 2005 clarifying the first quarter fiscal 2005 dividend previously announced.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 6, 2005	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
Vice Chairman, Chief Financial Officer and Treasurer