Form 10-Q
period 2005-06-30
LTC PROPERTIES INC
filed 2005-08-03
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Shares of Registrant’s common stock, $.01 par value, outstanding July 29, 2005 – 23,184,443

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2005

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2005 - $89,756; 2004 - $83,369	$357,635	$359,347
Land	27,056	26,401
Mortgage loans receivable, net of allowance for doubtful accounts: 2005 and 2004 - $1,280	112,189	90,878
REMIC Certificates	30,616	44,053
Real estate investments, net	527,496	520,679
Other Assets:
Cash and cash equivalents	13,962	4,315
Debt issue costs, net	1,065	1,348
Interest receivable	3,007	3,161
Prepaid expenses and other assets	3,726	4,451
Notes receivable	3,576	13,926
Total Assets	$552,832	$547,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loans payable	$70,533	$71,286
Bonds payable and capital lease obligations	13,401	13,967
Senior mortgage participation payable	14,962	15,407
Accrued interest	640	649
Accrued expenses and other liabilities	4,008	3,040
Distributions payable	5,905	3,618
Total Liabilities	109,449	107,967

Minority interest	3,518	3,706
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2005 – 9,023; 2004 – 9,201	214,073	218,532
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2005 – 21,649; 2004 – 21,374	216	214
Capital in excess of par value	295,121	292,740
Cumulative net income	342,974	311,336
Other	(1,496)	2,070
Cumulative distributions	(411,023)	(388,685)
Total Stockholders’ Equity	439,865	436,207
Total Liabilities and Stockholders’ Equity	$552,832	$547,880

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$12,237	$11,644	$28,109	$23,096
Interest income from mortgage loans and notes receivable	3,230	2,334	5,912	4,472
Interest income from REMIC Certificates	1,219	2,047	2,683	4,438
Interest and other income	310	578	3,163	1,443
Total revenues	16,996	16,603	39,867	33,449
Expenses:
Interest expense	2,223	3,357	4,480	6,670
Depreciation and amortization	3,317	3,210	6,570	6,345
Legal expenses	63	91	136	109
Operating and other expenses	1,203	1,482	3,118	2,733
Total expenses	6,806	8,140	14,304	15,857
Income before non-operating income and minority interest	10,190	8,463	25,563	17,592
Non-operating income	—	—	6,217	—
Minority interest	(86)	(259)	(172)	(542)
Income from continuing operations	10,104	8,204	31,608	17,050
Discontinued operations:
Income from discontinued operations	—	76	—	156
Gain (loss) on sale of assets, net	30	(257)	30	718
Net income (loss) from discontinued operations	30	(181)	30	874
Net income	10,134	8,023	31,638	17,924
Preferred stock redemption charge	—	—	—	(4,029)
Preferred stock dividends	(4,341)	(3,581)	(8,688)	(8,527)
Net income available to common stockholders	$5,793	$4,442	$22,950	$5,368

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.27	$0.24	$1.06	$0.24
Diluted	$0.27	$0.24	$1.02	$0.24
Net Income (Loss) per Common Share from Discontinued Operations:
Basic	$—	$(0.01)	$—	$0.05
Diluted	$—	$(0.01)	$—	$0.05
Net Income per Common Share Available to Common Stockholders:
Basic	$0.27	$0.23	$1.06	$0.29
Diluted	$0.27	$0.23	$1.02	$0.29

Basic weighted average shares outstanding	21,614	19,165	21,553	18,576

Comprehensive income
Net income	$10,134	$8,023	$31,638	$17,924
Unrealized gain on available-for-sale securities	—	568	—	568
Reclassification adjustment	—	—	(3,610)	—
Total comprehensive income	$10,134	$8,591	$28,028	$18,492

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$31,638	$17,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,570	6,429
Realization of reserve on note receivable	(3,905)	—
Realization of deferred gain on note receivable	(3,610)	—
Straight-line rental income	(387)	(585)
Other non-cash charges	1,863	1,417
Gain on sale of real estate investments, net	(30)	(718)
Increase (decrease) in accrued interest	141	(80)
Net change in other assets and liabilities	1,117	1,175
Net cash provided by operating activities	33,397	25,562

INVESTING ACTIVITIES:
Investment in real estate mortgages	(18,928)	(6,223)
Investment in REMIC Certificates	—	(3,898)
Conversion of REMIC Certificates to mortgage loans	(855)	—
Conversion of mortgage loans to owned properties	(310)	(81)
Investment in real estate properties and capital improvements, net	(2,775)	(4,056)
Proceeds from sale of real estate investments and other assets, net	102	212
Principal payments received on mortgage loans receivable and REMIC Certificates	8,550	12,652
Advances under notes receivable	(759)	(386)
Principal payments received on notes receivable	15,072	130
Redemption of investment in senior secured notes	—	12,281
Net cash provided by investing activities	97	10,631

FINANCING ACTIVITIES:
Borrowings under the line of credit	2,000	36,500
Repayments of borrowings under the line of credit	(2,000)	(35,000)
Mortgage principal payments on the senior mortgage participation	(445)	(415)
Net proceeds from issuance of preferred stock	—	98,462
Principal payments on mortgage loans payable and capital lease obligations	(1,319)	(8,233)
Redemption of preferred stock	—	(126,305)
Repurchase of common stock	(2,958)	—
Distributions paid	(20,051)	(18,049)
Other	926	1,721
Net cash used in financing activities	(23,847)	(51,319)

Increase (decrease) in cash and cash equivalents	9,647	(15,126)
Cash and cash equivalents, beginning of period	4,315	17,919
Cash and cash equivalents, end of period	$13,962	$2,793

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,206	$6,500
Non-cash investing and financing transactions:
Exchange of limited partnership units for common stock	—	2,466
Exchange of mortgage loans for owned properties	1,690	9,277
Exchange of REMIC Certificates for mortgage loans receivable	9,567	12,025
Assumption of mortgage loans payable for acquisitions of real estate assets	—	2,098
Conversion of preferred stock to common stock	4,460	19,875

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2004 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provides us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and the purchase and disposition of assets.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we are not taxed on income that is distributed to our stockholders.

2.              Real Estate Investments

Owned Properties.  At June 30, 2005, our investment in owned properties consisted of 57 skilled nursing properties with a total of 6,626 beds, 88 assisted living properties with a total of 4,175 units and one school in 23 states.

During the three months ended June 30, 2005, we converted two mortgage loans on two skilled nursing properties with a total of 87 beds into owned properties.  One of the mortgage loans with a principal balance of $694,000 was converted through an auction in accordance with a bankruptcy court order that approved the sale of substantially all of the borrower’s assets to us in exchange for $310,000 in cash plus our bankruptcy claim of approximately $956,000.  This property is leased to a third party under a 10-year lease with two five year renewal options.  The initial annual lease payment is $180,000 and increases 2.5% annually.  The initial annual lease rate is based on our commitment to fund up to $300,000 for capital improvements as described in Note 7. Commitments and Contingencies.  The other mortgage loan with a principal balance of $996,000 was converted to an owned property through a deed-in-lieu foreclosure transaction.  This property is leased to a third party under a 10-year lease with three five year options to extend.  The initial annual lease payment beginning in December 2005 is $129,000 and increases 2% annually beginning July 1, 2007.  The lease also provides the lessee with an option to purchase the property for $1,050,000 plus the cost of our capital improvements less a credit of 1% of the purchase price per year for each year of the term of the lease immediately preceding the lessee’s exercise of the purchase option.  The lessee may exercise the purchase option only in the second and fourth year of the lease term.

During the six months ended June 30, 2005, we purchased a 114 bed skilled nursing property in Texas for $2,624,000.  The property together with another skilled nursing property we own is leased to a third party operator under a 20-year master lease with two five year options to extend.  The initial annual master lease payment is $648,000 and increases 2% annually.  We also invested $151,000 in capital improvements to existing properties during the first half of 2005.

During the three months ended June 30, 2005, we sold vacant land adjacent to an assisted living property in Ohio.  We received $102,000 in cash and recognized a $30,000 gain on the sale.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental income	$—	$114	$—	$244
Interest and other income	—	—	—	—
Interest expense	—	—	—	—
Depreciation and amortization	—	(40)	—	(84)
Legal expenses	—	—	—	—
Operating and other expenses	—	2	—	(4)
Income from discontinued operations	$—	$76	$—	$156

Mortgage Loans.  At June 30, 2005, we had investments in 50 mortgage loans secured by first mortgages on 43 skilled nursing properties with a total of 5,233 beds, 13 assisted living properties with 933 units and one school located in 22 states.  At June 30, 2005, the mortgage loans had interest rates ranging from 6.0% to 12.8% and maturities ranging from 2005 to 2019.  In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the quarter ended June 30, 2005, we originated one new mortgage loan secured by a skilled nursing property with 104 beds in Georgia.  The principal balance of the new loan is $5,000,000 and the amount funded to the borrower after fees and tax impounds was $4,928,000.  The mortgage loan has a five year term and bears interest at 10% in the first year and increases 12.5 basis points annually thereafter.  In addition, during the second quarter 2005, we funded an additional $102,000 under an existing mortgage loan for capital improvements.

Additionally, we acquired $10,469,000 face value mortgage loans secured by five skilled nursing properties from a REMIC pool we originated.  We exchanged the REMIC Certificates we owned and paid $855,000 in cash, which represents the outstanding loan balances and accrued interest of outside REMIC Certificate holders which resulted in the dissolution of the 1996-1 REMIC Pool.  The weighted average effective interest rate on these loans is approximately 11.9%.

During the six months ended June 30, 2005, we acquired a mortgage loan on a 151 bed skilled nursing property located in California from a REMIC pool we originated.  We paid $2,254,000, which represents the outstanding loan balance.  During the second quarter of 2005, this loan was repaid in full.

Also during the six months ended June 30, 2005, we originated one mortgage loan in the amount of $500,000 secured by two skilled nursing properties located in Texas with a total of 124 beds.  Subsequently, this note was paid in full.  For further discussion see Note 3. Notes Receivable.  We also originated three new mortgage loans secured by three properties with a total of 125 assisted living units and 289 skilled nursing beds.  The combined principal balance of the new loans is $10,763,000 and the amount funded to the borrowers after fees and tax impounds was $10,658,000.  The mortgage loans have five to ten year terms and bear interest ranging from 9.5% to 11.3%.  We also funded an additional $588,000 under existing mortgage loans for capital improvements.

During the six months ended June 30, 2005, we received $2,170,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property located in Arizona.

Subsequent to June 30, 2005, we purchased eight loans from the remaining REMIC pool we originated.  We paid $15,158,000 which represents the outstanding principal balance of the loans plus accrued interest.  These loans have a weighted average interest rate of 11.4%.

REMIC Certificates.  As of June 30, 2005, we had REMIC Certificates with a net book value of $30,616,000.  Of the $30,616,000, $27,736,000 of our net book value represents face value certificated interests in the principal balances of the underlying mortgage pools while the remaining $2,880,000 net book value of our REMIC Certificates are interest-only certificates that represent the present value of the difference between the expected cash flows resulting from the mortgage pools and the interest being paid on the principal based certificates.  At June 30, 2005, the mortgage loans had a total unpaid principal balance of $53,058,000.  There are $19,033,000 of senior certificates outstanding that have priority over the $27,736,000 of face value certificates we retained.  Subsequent to our purchase of eight loans from the remaining REMIC Pool as described above, there were $3,431,000 of senior certificates outstanding and mortgage loan balances totaling $37,462,000 underlying the certificates in the remaining REMIC pool.

Our investment in the $30,616,000 of REMIC certificates is supported by the difference between the $53,058,000 in mortgage pool principal and the $19,033,000 of senior certificates outstanding, or $34,025,000 resulting in collateral in excess of our net book value of $3,409,000.

Interest only certificates and certificates with an investment rating of “BB” or higher are classified as available-for-sale and unrated certificates and certificates with an investment rating of “B” or lower are classified as held-to-maturity.  As of June 30, 2005, available-for-sale certificates were recorded at their fair value of approximately $2,880,000.  These cash flows have been discounted at a rate of 25.00% to arrive at the estimated fair market value of the interest-only certificates.

At June 30, 2005, held-to-maturity certificates had a book value of $27,736,000 and an estimated fair value of $28,054,000.  As of June 30, 2005, the effective yield on the available-for-sale certificates and the held-to-maturity certificates, based on expected future cash flows discounted to give effect to potential risks associated with prepayments and unanticipated credit losses, was 35.00% and 11.85%, respectively.

During the three months ended June 30, 2005, the 1996-1 REMIC Pool was fully retired.  We paid $855,000 in cash and exchanged our remaining interest in the 1996-1 REMIC Certificates and we received five mortgage loans with and estimated fair value of $10,398,000 and an unamortized principal balance of $10,469,000.  Accordingly, we recorded a $71,000 discount on these loans which will be amortized as a yield adjustment to increase interest income over the remaining life of the loans.  Additionally, we will amortize the $1,051,000 balance in Other Comprehensive Income that resulted from transferring the loans at fair value as required by SFAS No. 115 “Accounting for Certain Investments in debt and Equity Securities” as a yield adjustment to increase interest income over the life of the related loans.

3.              Notes Receivable

At December 31, 2004, we held a Promissory Note (or Note) issued by Centers for Long Term Care, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI), a wholly owned subsidiary of CLC.  The face value of the note was $21,269,000 and the book value was $10,709,000.  The Note had a maturity date of October 1, 2007, an interest rate of 8.0% per year compounded monthly, accruing to the balance of the Note and was secured by all 1,452,794 shares of Assisted Living Concepts, Inc. (or ALC) common stock owned by HHI.  Cash payments of principal and interest were due upon maturity.  However, any proceeds from the sale of the collateral would result in a prepayment of the Note.  During the first quarter of 2005, we advanced $168,000 under the Note and added $191,000 in compound interest to the principal balance.  Also during the first quarter of 2005, we loaned Center Healthcare, Inc. (or CHC), a private company that purchased CLC in 2003, $500,000 which was secured by two skilled nursing properties in Texas with a total of 124 beds and all of the assets owned by HHI, this Note was repaid in full.

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

4.              Debt Obligations

At June 30, 2005, we have no outstanding balances under our Unsecured Revolving Credit.  During the three and six months ended June 30, 2005, pricing under the Unsecured Revolving Credit ranged between LIBOR plus 2.75% and LIBOR plus 3.25%.

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 8 to 158 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the six months ended June 30, 2005 and 2004, the senior participation received principal payments of $445,000 and $415,000, respectively.  At June 30, 2005, 19 loans remain in the Participation Loan Pool and $14,962,000 was outstanding under the senior mortgage participation.

6.              Stockholders’ Equity

Preferred Stock.  During the six months ended June 30, 2005, holders of 178,402 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 356,804 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 765,734 at June 30, 2005.  Subsequent to June 30, 2005, holders of 11,497 shares of our Series E preferred stock notified us of their election to convert such shares into 22,994 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 742,740.

During the six months ended June 30, 2004, we issued 4,000,000 shares of Series F Cumulative Redeemable Preferred Stock (or Series F preferred stock) in a registered direct placement generating net cash proceeds of $98,462,000.  The cash proceeds and cash on hand were used to redeem all of our Series A and Series B preferred stock.  Accordingly, we recognized $4,029,000 of original issue costs related to the Series A and Series B preferred stock redeemed as a preferred stock redemption charge in the six months ended June 30, 2004.

Common Stock.  During the six months ended June 30, 2005, we repurchased and retired 167,600 shares of common stock for an aggregate purchase price of $2,958,000, an average of $17.65 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  Including these purchases, 2,515,800 shares have been purchased under this authorization.  Therefore, we continue to have an open Board authorization to purchase an additional 2,484,200 shares.  During the six months ended June 30, 2004 we did not repurchase common stock.

During the six months ended June 30, 2005, a total of 89,100 stock options were exercised at a total option value of $509,000 and a total market value as of the dates of exercise of $1,703,000.   Subsequent to June 30, 2005, a total of 12,000 stock options were exercised at a total option value of $166,000 and a total market value as of the dates of exercise of $268,000.

During the six months ended June 30, 2004, two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we issued 168,365 shares of our common stock to one limited partner and paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner.

Subsequent to June 30, 2005, we sold 1,500,000 shares of common stock in a registered direct placement for $22.08 per share.  Net proceeds of $32,623,000 will be used for general corporate purposes including acquisitions, loan originations and debt retirement.  In 2004 we filed a Form S-3 “shelf” registration.  Subsequent to the registered direct placement discussed above, we have approximately $105,000,000 available on our shelf registration and 23,184,443 shares of common stock outstanding.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2005				Six months ended June 30, 2004
	Declared		Paid		Declared		Paid
Preferred Stock
Series A	$—		$—		$1,019		$1,860
Series B	—		—		1,118		1,491
Series C	1,636		1,636		1,636		1,636
Series E	412		507		1,932		2,338
Series F	6,640		6,640		2,822		822	(1)
	8,688		8,783		8,527		8,147

Common Stock	13,650	(2)	11,268	(2)	9,902	(2)	9,902	(2)

Total	$22,338	(3)	$20,051	(3)	$18,429	(3)	$18,049	(3)

(1)          Represents 22 days of accrued dividends.

(2)          Represents $0.30 per share in the first quarter of 2005 and $0.11 per share per month in the second quarter of 2005 and $0.25 per share in the first quarter of 2004 and $0.275 in the second quarter of 2004.

(3)          The difference between declared and paid is the change in distributions payable on the balance sheet at June 30 and December 31.

Subsequent to June 30, 2005, we declared a monthly cash dividend of $0.11 per share on our common stock for the months of July, August and September 2005, payable on August 1, September 1 and October 3, 2005, respectively, to stockholders of record on July 22, August 24, and September 26, 2005, respectively.

Other Equity.  Other equity consists of the following (in thousands):

	June 30, 2005	December 31, 2004
		(audited)
Notes receivable from stockholders	$(338)	$(508)
Deferred compensation	(354)	(228)
Accumulated comprehensive (loss) income	(804)	2,806
Total Other Equity	$(1,496)	$2,070

During the six months ended June 30, 2005, we received $169,000 in principal payments on notes receivable from stockholders.  Also during the six months ended June 30, 2005, we realized a $3,610,000 gain that was included in Accumulated Comprehensive Income at December 31, 2004 which was related to a note receivable that was paid in full during the period as described more fully in Note 3. Notes Receivable.

During the six months ended June 30, 2005, we issued 8,000 shares of restricted common stock at $19.62 per share.  These shares vest ratably over a three year period.  Additionally, during the six months ended June 30, 2005, 10,800 shares of unvested restricted stock were canceled.  During the quarters ended June 30, 2005 and 2004, $124,000 and $87,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.  During the six months ended June 30, 2005 and 2004, $228,000 and $172,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.

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

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB 25 and related Interpretations.  Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003.  During the six months ended June 30, 2005, 15,000 options to purchase common stock were granted at an exercise price of $19.62 and vest ratably over a three year period.  Additionally, during the six months ended June 30, 2005, 4,000 unvested options to purchase common stock were cancelled.  During the six months ended June 30, 2004, 30,000 options to purchase common stock were granted at an exercise price of $15.13 and vest ratably over a three year period.  Accordingly, $10,000 and $19,000 of compensation expense was recognized during the three and six months ended June 30, 2005, respectively, related to the vesting of these options as compared to $4,000 and $4,000 during the three and six months ended June 30, 2004, respectively.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income available to common stockholders, as reported	$5,793	$4,442	$22,950	$5,368
Add: Stock-based compensation expense in the period	10	4	19	4
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(12)	(5)	(26)	(10)
Pro forma net income available to common stockholders	$5,791	$4,441	$22,943	$5,362
Net income per common share available to common stockholders:
Basic – as reported	$0.27	$0.23	$1.06	$0.29
Basic – pro forma	$0.27	$0.23	$1.06	$0.29
Diluted – as reported	$0.27	$0.23	$1.02	$0.29
Diluted – pro forma	$0.27	$0.23	$1.02	$0.29

Note: Adjustments to compensation expense related to restricted shares have been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123.

7.              Commitments and Contingencies

As of June 30, 2005, we had the following commitments outstanding:

We committed to provide Alterra Healthcare Corporation (or Alterra) $2,500,000 over three years ending December 4, 2006, to invest in leasehold improvements to properties they lease from us and an additional $2,500,000 over the next succeeding three years ending December 4, 2009 to expand properties they lease from us.  Both of these investments would be made at a 10% annual return to us.  To date Alterra has not requested any funds under this agreement.

We committed to provide EHSI up to $5,000,000 per year, under certain conditions, for expansion of the 37 properties they lease from us.  Should we invest such funds, EHSI’s monthly minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded.  To date EHSI has not requested any funds under this agreement.

We committed to provide a lessee an accounts receivable financing on a skilled nursing facility.  The loan has a credit limit not to exceed $150,000 and an interest rate of 10%.  The commitment expires if the first advance is not requested by the borrower within a year of the agreement’s commencement date and the term of the loan is not to exceed two years from the date of the first request for advance.  To date $124,000 has been funded under this agreement.  We also committed to invest $300,000 in capital improvements for this facility.  To date no funds have been requested under this agreement.

We committed to provide a lessee an accounts receivable financing on a skilled nursing facility.  The loan has a credit limit not to exceed $75,000 and an interest rate of 10%.  The commitment expires if the first advance is not requested by the borrower within six months of the agreement’s commencement date and the term of the loan is six months from the date of the first request for advance.  To date $7,000 has been requested under this agreement.  We have also committed to replace the roof and install a fire sprinkler system for this facility.  The lessee’s monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements.  To date no funds have been requested under this agreement.

We have a commitment to provide a lessee with up to $165,000 to invest in leasehold improvements to a property they lease from us.  The commitment expires on August 29, 2005.  The lessee’s monthly minimum rent will increase by an amount equal to 11% of our funding.

We have a commitment to provide an additional $800,000 under the terms of an existing mortgage loan agreement.  Amounts funded under this agreement are added to the loan balance and are to be used for capital improvements.  To date, we have funded $587,000 under this agreement.

8.              Major Operators

We have four operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets.  EHSI, one of our major operators, is the wholly owned subsidiary of a publicly traded company, Extendicare Inc., which as a publicly traded company files quarterly financial information with the Securities and Exchange Commission.  Our other operators are privately owned and thus no public financial information is available.  The following table summarizes Extendicare Inc.’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the three months ended March 31, 2005, per the lessee’s public filings:

Extendicare Inc.
(in thousands)

Current assets	$178,830
Non-current assets	868,842
Current liabilities	185,059
Non-current liabilities	600,220
Stockholders’ equity	262,393

Gross revenue	294,147
Operating expenses	240,427
Income from continuing operations	19,446
Net income	12,054

Cash provided by operations	23,143
Cash used in investing activities	(148,056)
Cash provided by financing activities	104,553

EHSI, a wholly owned subsidiary of Extendicare Inc., leased 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.5%, or $69,183,000, of our total assets at June 30, 2005 and 19.5 % of rental income recognized in 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 12.3%, or $68,184,000, of our total assets at June 30, 2005 and 19.5% of rental revenue recognized in 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

CHC leased 26 skilled nursing properties with a total of 3,114 beds owned by us representing approximately 10.3%, or $57,189,000, of our total assets at June 30, 2005 and 12.8% of rental revenue recognized in 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

Sunwest Management, Inc. (or Sunwest) operates eight assisted living properties with a total of 958 units that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 10.2%, or $56,181,000 of our total assets at June 30, 2005, and 13.3% of rental revenue and 5.3% of interest income from mortgage loans recognized in 2005 excluding the effects of straight line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$10,134	$8,023	$31,638	$17,924
Preferred stock redemption charges	—	—	—	(4,029)
Preferred stock dividends	(4,341)	(3,581)	(8,688)	(8,527)
Net income for basic net income per share	5,793	4,442	22,950	5,368
Effect of dilutive securities:
Convertible preferred stock	203	—	2,047	—
Convertible limited partnership units	—	—	172	—
Net income for diluted net income per share	$5,996	$4,442	$25,169	$5,368

Shares for basic net income per share	21,614	19,165	21,553	18,576
Effect of dilutive securities:
Stock options	84	121	92	147
Convertible preferred stock	766	—	2,774	—
Convertible limited partnership units	—	—	202	—
Shares for diluted net income per share	22,464	19,286	24,621	18,723

Basic net income per share	$0.27	$0.23	$1.06	$0.29
Diluted net income per share	$0.27	$0.23	$1.02	$0.29

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of June 30, 2005:

Type of Property	Gross Investments	Percentage of Investments	Revenues (2)	Percentage of Revenues	Number of Properties		Number of Beds/Units		Investment per Bed/Unit		Number of Operators (1)	Number of States (1)
	(in thousands)		(in thousands)						(in thousands)
Assisted Living Facilities	$313,561	50.7%	$16,776	45.7%	101		5,108		$61.39		10	23
Skilled Nursing Facilities	261,335	42.3%	16,539	45.1%	100		11,859		22.04		41	22
Schools	13,020	2.1%	706	1.9%	2		N/A		N/A		2	2
REMIC Certificates	30,616	4.9%	2,683	7.3%	29	(3)	3,309	(3)	16.03	(4)	16	12
Totals	$618,532	100.0%	$36,704	100.0%	203		16,967

(1)          We have investments in 32 states leased or mortgaged to 48 different operators.

(2)          Revenues exclude interest and other income from non-mortgage loan sources and the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable.

(3)          The number of properties and beds are not included in the total line because we do not own the mortgage on these properties.

(4)          Represents principal balance per bed as of June 30, 2005.

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

For the six months ended June 30, 2005, rental income and interest income represented 72% and 18%, respectively, of total gross revenues (excluding the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable).  Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period, and annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimized non-cash straight-line rent over time.

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

	Period Ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(gross investment, in thousands)
Asset mix:
Real property	$474,447	$471,635	$469,117	$464,226	$470,122
Loans receivable	113,469	102,919	92,158	78,034	76,749
REMIC Certificates	30,616	40,796	44,053	43,879	45,159

Investment mix:
Assisted living facilities	$313,561	$313,599	$310,530	$301,415	$301,433
Skilled nursing facilities	261,335	247,935	237,725	227,825	236,168
School	13,020	13,020	13,020	13,020	9,270
REMIC Certificates	30,616	40,796	44,053	43,879	45,159

Operator mix:
Alterra Healthcare Corporation	$84,194	$84,194	$84,194	$84,194	$84,194
Center Healthcare, Inc.	73,334	72,824	65,198	60,777	60,613
Extendicare Health Services, Inc.	88,034	88,105	88,105	88,105	88,105
Sunwest	64,615	64,520	64,043	58,893	58,893
Remaining operators	277,739	264,911	259,735	250,291	255,066

Geographic mix:
California	$50,788	$53,211	$46,312	$46,397	$46,480
Colorado (1)	27,263	27,164	27,169	27,114	27,109
Florida	47,471	44,512	44,534	39,701	39,707
Iowa (1)	20,993	20,925	20,936	20,635	20,632
Ohio	50,562	50,061	50,084	50,108	50,130
Texas	88,165	86,728	83,845	74,854	74,944
Washington (1)	21,227	21,291	21,353	21,368	28,468
Remaining states	281,447	270,662	267,042	262,083	259,401

(1)                     Tied for fifth most concentrated state calculated by the number of facilities in each state.

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

	Three Months Ended
	6/30/05		3/31/05		12/31/04		9/30/04		6/30/04
Debt to book capitalization ratio	18.4%		18.4%		18.8%		21.5%		28.5%
Debt to market capitalization ratio	12.8%		14.3%		13.3%		16.4%		22.7%

Interest coverage ratio	7.1	x	6.8	x(1)	6.4	x	5.5	x	4.5	x
Fixed charge coverage ratio	2.4	x	2.3	x(1)	2.2	x	2.2	x	2.2	x

(1)                     Excluding the effects of the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.  If the effects of the CLC and HHI note payoff were included, the interest coverage ratio would be 9.3x and the fixed charge coverage ratio would be 3.2x.

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

Operating Results

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues for the three months ended June 30, 2005, increased to $17.0 million from $16.6 million for the same period in 2004.  Rental income for the three months ended June 30, 2005, increased $0.6 million primarily as a result of the receipt of rent from properties acquired in 2004 and 2005 ($0.1 million), new leases and rental increases provided for in existing lease agreements ($0.6 million), partially offset by a decrease in straight-line rental income ($0.1 million).  Same store rental income, properties owned for the three months ended June 30, 2005, and the three months ended June 30, 2004, and excluding straight-line rental income, increased $0.6 million due to rental increases provided for in existing lease agreements.  Interest income from mortgage loans and notes receivable increased $0.9 million from the prior year due to new loans ($1.1 million) partially offset by the payoff of loans ($0.2 million).  Interest income from REMIC Certificates for the three months ended June 30, 2005, decreased $0.8 million compared to the same period of 2004 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, the amortization of our remaining REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  Interest and other income for the three months ended June 30, 2005, decreased $0.3 million primarily as a result of conversions of notes receivable to mortgage loans, a reduction in loan modification and extension fees received from the REMIC Trust as per our subservicing agreement.

Interest expense decreased by $1.1 million to $2.2 million for the three months ended June 30, 2005, from $3.4 million during the same period in 2004, due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans.

Depreciation and amortization expense for the second quarter of 2005 increased $0.1 million from the second quarter of 2004 due to acquisitions and the conversions of mortgage loans into owned properties.

Legal expenses were comparable during the second quarter 2005 and the second quarter 2004.  Operating and other expenses were $0.3 million lower in the second quarter of 2005 primarily due to higher accounting and consulting fees in 2004 associated with documenting and testing our internal controls and costs to register our 2004 stock plans and limited partnerships’ conversion rights plans.

During the three months ended June 30, 2005, we recognized a $0.03 million gain on the sale of assets.  During the second quarter of 2004, we reported a net income from discontinued operations of $0.2 million comprised of a gain on sale and income related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

Net income available to common stockholders increased to $5.8 million for the three months ended June 30, 2005, from $4.4 million for the same period in 2004 primarily due to the increases in revenue and decreases in expense as discussed above.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues for the six months ended June 30, 2005, increased to $39.9 million from $33.4 million for the same period in 2004.  Rental income for the six months ended June 30, 2005, increased $5.0 million primarily as a result of receiving the note payoff from CLC Healthcare, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI), as described in Note 3. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million), the receipt of rent from properties acquired in 2004 and 2005 ($0.2 million), new leases and rental increases provided for in existing lease agreements ($1.3 million), partially offset by a decrease in straight-line rental income ($0.2 million).  Same store rental income, properties owned for the six months ended June 30, 2005, and the six months ended June 30, 2004, and excluding straight-line rental income, increased $4.9 million due to the effect of receiving the note payoff from CLC and HHI part of which related to past due rents that were not accrued ($3.7 million) and rental increases provided for in existing lease agreements ($1.2 million).  Interest income from mortgage loans and notes receivable increased $1.4 million from the prior year due to new loans ($1.9 million) partially offset by the payoff of loans ($0.4 million) and the conversion of one loan into an owned property ($0.1 million).  Interest income from REMIC Certificates for the six months ended June 30, 2005, decreased $1.8 million compared to the same period of 2004 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, the amortization of our remaining REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  Interest and other income for the six months ended June 30, 2005, increased $1.7 million primarily as a result of receiving the note payoff from CLC and HHI, as described in Note 3. Notes Receivable, part of which related to past due interest on the note that was not accrued ($2.3 million) partially offset by conversions of notes receivable to mortgage loans, a reduction in loan modification and extension fees received from the REMIC Trust as per our subservicing agreement and a decrease in interest income from our investment in Assisted Living Concepts, Inc. Senior and Junior Notes that were redeemed in the first quarter of 2004.

Interest expense decreased by $2.2 million to $4.5 million for the six months ended June 30, 2005, from $6.7 million during the same period in 2004, due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans.

Depreciation and amortization expense for the six months ended June 30, 2005 increased $0.2 million from the same period in 2004 due to acquisitions and the conversion of mortgage loans to owned properties.

Legal expenses were comparable during the six months ended June 30, 2005 and 2004.  Operating and other expenses were $0.4 million higher in the six months ended June 30, 2005 primarily as a result a $1.0 million bonus accrual related to the realization of the value of a note receivable, as described in Note 3. Notes Receivable, and expenses paid in the current year on behalf of certain operators, partially offset by the $0.5 million reimbursement of certain expenses that we paid in prior years on behalf of CLC as described in Note 3. Notes Receivable.

During the six months ended June 30, 2005, we realized $6.2 million of non-operating income related to the note receivable paid off by CLC and HHI, as described in Note 3. Notes Receivable ($3.6 million of which was in Other Comprehensive Income at December 31, 2004).  The $6.2 million of non-operating income is net of $1.3 million of legal and investment advisory fees associated with the transaction that resulted in the note payoff.

During the six months ended June 30, 2005, we recognized a $0.03 million gain on the sale of assets.  During the six months ended June 30, 2004, we reported a net income from discontinued operations of $0.9 million comprised of a gain on sale and income related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

During the six months ended June 30, 2004, we recorded a $4.0 million preferred stock redemption charge related to the redemption of all of our outstanding Series A and Series B preferred stock.  We did not redeem any preferred stock in 2005.

Net income available to common stockholders increased to $23.0 million for the six months ended June 30, 2005, from $5.4 million for the same period in 2004 primarily due to the increases in revenue and non-operating income and decreases in expenses and preferred stock redemption charge as discussed above.  Excluding the effects of the CLC and HHI note receivable payoff, net income available to common stockholders was $11.3 million for the six months ended June 30, 2005.  Excluding the effects of the preferred stock redemption charge, net income available to common stockholders was $9.4 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $474.4 million invested primarily in owned long-term care properties, mortgage loans of approximately $112.2 million (net of a $1.3 million reserve) and subordinated REMIC Certificates of approximately $30.6 million with a weighted average effective yield of 13.7%.  At June 30, 2005, the outstanding certificate principal balance and the weighted average pass-through rate for the senior REMIC Certificates (all held by outside third parties) was $19.0 million and 7.5%.  Our portfolio, excluding our subordinated REMIC Certificates, consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 100 skilled nursing properties, 101 assisted living properties and two schools in 32 states.

For the six months ended June 30, 2005, we had net cash provided by operating activities of $33.4 million.  Included in the cash provided by operating activities was $6.5 million which resulted from the receipt of past due rents of $3.7 million that were not accrued, past due interest income of $2.3 million that was not accrued and a $0.5 million reimbursement of certain expenses paid on behalf of an operator in prior years.  This cash received resulted from the payoff of a note receivable more fully described in Note 3. Notes Receivable.

For the six months ended June 30, 2005, we had net cash provided by investing activities of $0.1 million.  We acquired one 114 bed skilled nursing property in Texas for a total of $2.6 million in cash.  This property together with another skilled nursing property is leased to a third party operator under a 20-year master lease with two five year options to extend.  The initial annual master lease payment is $0.6 million and increases 2% annually.  We also invested $0.2 million in capital improvements to existing properties during the first half of 2005.

During the six months ended June 30, 2005, we converted two mortgage loans on two skilled nursing properties with a total of 87 beds into owned properties.  One of the mortgage loans with a principal balance of $0.7 million was converted through an auction in accordance with a bankruptcy court order that approved the sale of substantially all of the borrower’s assets to us in exchange for $0.3 million in cash plus our bankruptcy claim of approximately $1.0 million.  This property is leased to a third party under a 10-year lease with two five year renewal options.  The initial annual lease payment is $0.2 million and increases 2.5% annually.  The initial annual lease rate is based on our commitment to fund up to $0.3 million for capital improvements as described in Note 7. Commitments and Contingencies. The other mortgage loan with a principal balance of $1.0 million was converted to an owned property through a deed-in-lieu foreclosure transaction.  This property is leased to a third party under a 10-year lease with three five year options to extend.  The initial annual lease payment beginning in December 2005 is $0.1 million and increases 2% annually beginning in the second year.  The lease also provides the lessee with an option to purchase the property for $1.1 million plus the cost of our capital improvements less a credit of 1% of the purchase price per year for each year of the term of the lease immediately preceding the lessee’s exercise of the purchase option.  The lessee may exercise the purchase option only in the second and fourth year of the lease term.

Also during the six months ended June 30, 2005, we invested $18.3 million in six new mortgage loans, one of which was paid off in the first quarter as part of the CLC and HHI note payoff as described in Note 3. Notes Receivable. Another loan was paid off in the second quarter of 2005 as described in Note 2.Real Estate Investments.  Annual interest income from the remaining four new loans is $1.6 million and the current combined yield on these loans is 10.4%.  In addition, we funded an additional $0.6 million under existing mortgage loans for capital improvements.

Additionally we acquired $10.5 million face value mortgage loans secured by five skilled nursing properties from a REMIC pool we originated.  We exchanged $9.6 million in book value REMIC Certificates we owned and paid $0.9 million in cash, which represents the outstanding loan balances and accrued interest of outside REMIC Certificate holders which resulted in the dissolution of the 1996-1 REMIC Pool.  The weighted average effective interest rate on these loans is approximately 11.9%.

During the six months ended June 30, 2005, we received $6.5 million in principal payments on mortgage loans receivable and $2.0 million in principal payments on REMIC Certificates.  We advanced $0.8 million under notes receivable (including $0.4 million under the CLC and HHI note), and received $15.1 million in principal payments including $15.0 related to the CLC and HHI note which was repaid in full as described in Note 3. Notes Receivable.

For the six months ended June 30, 2005, we used $23.8 million in financing activities.  We borrowed and repaid $2.0 million under our Unsecured Revolving Credit.  Additionally, $0.4 million in principal was received by the non-recourse senior mortgage participation holder and we paid $1.3 million in principal payments on mortgage loans and capital lease obligations.

During the six months ended June 30, 2005, we repurchased and retired 167,600 shares of common stock for an aggregate purchase price of $3.0 million, an average of $17.65 per share.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $1.6 million, $0.5 million and $6.6 million respectively.  Additionally, we declared cash dividends on our common stock totaling $13.7 million and paid cash dividends on our common stock totaling $11.3 million.  The dividend for the month of June 2005 in the amount of $2.4 million was paid July 1, 2005.  Subsequent to June 30, 2005, we declared a monthly cash dividend of $0.11 per share on our common stock for the months of July, August and September 2005, payable on August 1, September 1, and October 3, 2005, respectively, to stockholders of record on July 22, August 24 and September 26, 2005, respectively.

At June 30, 2005, we only have one note receivable from a stockholder with a principal balance of $0.3 million outstanding.  This note matures in December 2006.  During the six months ended June 30, 2005, we received $0.5 million in conjunction with the exercise of 89,100 stock options.  The total market value as of the dates of exercise was approximately $1.7 million.  Subsequent to June 30, 2005, 12,000 options were exercised with a total option value of $0.2 million and total market value as of the dates of exercise of $0.3 million.

During the six months ended June 30, 2005, holders of 178,402 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 356,804 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to June 30, 2005, holders of 11,497 shares of our Series E preferred stock notified us of their election to convert such shares into 22,994 shares of common stock.  Subsequent to this most recent conversion, there are 371,370 shares of our Series E preferred stock outstanding.

Subsequent to June 30, 2005, we sold 1,500,000 shares of common stock in a registered direct placement for $22.08 per share.  Net proceeds of $32.6 million will be used for general corporate purposes including acquisitions, loan originations and debt retirement.  In 2004 we filed a Form S-3 “shelf” registration.  Subsequent to the registered direct placement discussed above, we have approximately $105.0 million available on our shelf registration and 23,184,443 shares of common stock outstanding.

Subsequent to June 30, 2005, we purchased eight loans from the remaining REMIC pool we originated.  We paid $15.2 million which represents the outstanding principal balance of the loans plus accrued interest.  These loans have a weighted average interest rate of 11.4%.  Subsequent to our purchase of eight loans from the remaining REMIC Pool as described above, there were $3.4 million of senior certificates outstanding and mortgage loan balances totaling $37.5 million underlying the certificates in the remaining REMIC pool.

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

As of June 30, 2005, there were 122,200 options outstanding subject to the disclosure requirements of SFAS No. 148.  The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date.  In determining the estimated fair values for the options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39, the weighted average risk free interest rate was 3.2% and the expected dividend yield was 7.27%.  The weighted average fair value of the options granted in 2004 was estimated to be $2.58.  For the 15,000 options granted in 2005, the weighted average expected life assumption was three years, the weighted average volatility was 0.31, the weighted average risk free interest rate was 3.5% and the expected dividend yield was 6.12%.  The weighted average fair value of the options granted in 2005 was $2.87.  At June 30, 2005, the weighted average fair value of all the options outstanding was estimated to be $1.60 per share, the weighted average exercise price of the options was $9.70 per share and the weighted average remaining vesting life was 1.6 years.  See Note 6. Stockholders’ Equity for further discussion.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2005.

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

At June 30, 2005, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $107.8 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $4.2 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.5 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our investment in REMIC Certificates or fixed rate debt.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or “Exchange Act”). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan		Maximum Number of Shares that May Yet Be Purchased Under the Plan
4/1-4/30	1,900	$18.10	(a)	1,900	(b)	2,484,200

(a)          Amount includes commission paid as part of a purchase on the open market.

(b)         In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, we disclosed that our Board of Directors had authorized us to purchase up to 5,000,000 shares of our common stock on the open market.  This authorization has no expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 17, 2005 (Annual Meeting).  At the Annual Meeting Andre C. Dimitriadis, Boyd Hendrickson, Edmund C. King, Wendy Simpson, Timothy J. Triche, M.D. and Sam Yellen were re-elected as directors to serve for a one-year term until the 2006 Annual Meeting of Stockholders.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Against	Abstentions
Election of Andre C. Dimitriadis	19,422,070		195,110
Election of Boyd W. Hendrickson	19,548,463		68,717
Election of Edmund C. King	19,440,939		176,240
Election of Wendy L. Simpson	19,304,707		312,472
Election of Timothy J. Triche, M.D.	19,549,718		67,462
Election of Sam Yellen	19,428,891		188,288
Ratification of the Company’s Independent Auditors	18,786,847	784,253	46,080

Item 6.  Exhibits

The following exhibits are filed as exhibits to this report:

3.1                                 Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.2                                 Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)

3.3                                 Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.4                                 Articles Supplementary, reclassifying 5,000,000 shares of common stock into preferred stock (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed on June 27, 2003)

3.5                                 Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on September 17, 2003)

3.6                                 Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed on February 19, 2004)

3.7                                 Articles Supplementary, reclassifying and designating 40,000 shares of Series D Junior Participating Preferred Stock of LTC Properties, Inc. to authorized but unissued preferred stock (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on March 19, 2004)

3.8                                 Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock filed April 1, 2004 (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on From 10-Q for the quarter ended March 31, 2004)

3.9                                 Articles of Amendment replacing Section 7.1 regarding shares of stock authorized for issue is 60,000,000; made up of 45,000,000 common and 15,000,000 preferred shares filed June 24, 2004 (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.10                           Articles Supplementary Classifying an additional 2,640,000 Shares of 8.0% Series F Cumulative Preferred Stock filed July 16, 2004 (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.11                           Certificate of Correction to Articles of Amendment filed on June 24, 2004.  Changes par value of authorized shares of stock from $650,000 to $600,000 (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2004)

31.1                           Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

* Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 3, 2005	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
Vice Chairman, Chief Financial Officer and Treasurer