Form 10-Q
period 2005-09-30
LTC PROPERTIES INC
filed 2005-11-01
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 1-11314

LTC PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

Maryland	71-0720518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31365 Oak Crest Drive, Suite 200

Westlake Village, California  91361

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
Yes  ☒   No   ☐

Indicate by check mark whether the registrant is registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No   ☒

Shares of Registrant’s common stock, $.01 par value, outstanding on October 26, 2005 – 23,195,999

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2005

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2005 - $92,328; 2004 - $82,571	$374,574	$358,573
Land	33,528	26,301
Properties held for sale, net of accumulated depreciation and amortization: 2005 -$0; 2004: -$798	—	874
Mortgage loans receivable, net of allowance for doubtful accounts: 2005 and 2004 - $1,280	152,460	90,878
REMIC Certificates	—	44,053
Real estate investments, net	560,562	520,679
Other Assets:
Cash and cash equivalents	3,941	4,315
Debt issue costs, net	932	1,348
Interest receivable	3,356	3,161
Prepaid expenses and other assets	4,695	4,451
Notes receivable	5,177	13,926
Total Assets	$578,663	$547,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$4,700	$—
Mortgage loans payable	59,274	71,286
Bonds payable and capital lease obligations	13,299	13,967
Senior mortgage participation payable	11,757	15,407
Accrued interest	609	649
Accrued expenses and other liabilities	5,093	3,029
Liabilities related to properties held for sale	—	11
Distributions payable	6,063	3,618
Total Liabilities	100,795	107,967

Minority interest	3,518	3,706
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2005 – 9,001; 2004 – 9,201	213,534	218,532
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2005 – 23,187; 2004 – 21,374	232	214
Capital in excess of par value	328,211	292,740
Cumulative net income	353,231	311,336
Other	2,146	2,070
Cumulative distributions	(423,004)	(388,685)
Total Stockholders’ Equity	474,350	436,207
Total Liabilities and Stockholders’ Equity	$578,663	$547,880

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$12,952	$11,672	$41,034	$34,767
Interest income from mortgage loans and notes receivable	3,879	2,135	9,791	6,607
Interest income from REMIC Certificates	797	1,795	3,480	6,233
Interest and other income	550	1,541	3,713	2,984
Total revenues	18,178	17,143	58,018	50,591
Expenses:
Interest expense	2,202	2,845	6,682	9,515
Depreciation and amortization	3,506	3,233	10,054	9,557
Legal expenses	39	25	175	134
Operating and other expenses	1,235	1,430	4,342	4,130
Total expenses	6,982	7,533	21,253	23,336
Income before non-operating income and minority interest	11,196	9,610	36,765	27,255
Non-operating income	—	—	6,217	—
Minority interest	(85)	(253)	(257)	(795)
Income from continuing operations	11,111	9,357	42,725	26,460
Discontinued operations:
(Loss) income from discontinued operations	(11)	41	(17)	144
(Loss) gain on sale of assets, net	(843)	(110)	(813)	608
Net (loss) income from discontinued operations	(854)	(69)	(830)	752
Net income	10,257	9,288	41,895	27,212
Preferred stock redemption charge	—	—	—	(4,029)
Preferred stock dividends	(4,330)	(4,393)	(13,018)	(12,920)
Net income available to common stockholders	$5,927	$4,895	$28,877	$10,263

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.30	$0.25	$1.35	$0.50
Diluted	$0.29	$0.24	$1.32	$0.50
Net (Loss) Income per Common Share from Discontinued Operations:
Basic	$(0.04)	$—	$(0.04)	$0.04
Diluted	$(0.04)	$—	$(0.04)	$0.04
Net Income per Common Share Available to Common Stockholders:
Basic	$0.26	$0.25	$1.31	$0.54
Diluted	$0.26	$0.24	$1.28	$0.53

Basic weighted average shares outstanding	22,951	19,960	22,024	19,041

Comprehensive income
Net income	$10,257	$9,288	$41,895	$27,212
Unrealized gain (loss) on available-for-sale securities	3,743	(583)	3,743	(15)
Reclassification adjustment	(146)	—	(3,756)	—
Total comprehensive income	$13,854	$8,705	$41,882	$27,197

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$41,895	$27,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,083	9,699
Realization of reserve on note receivable	(3,905)	—
Realization of deferred gain on note receivable	(3,610)	—
Straight-line rental income	(1,009)	(846)
Other non-cash charges	2,254	2,233
Loss (gain) on sale of real estate investments, net	813	(608)
Increase (decrease) in accrued interest	(132)	(224)
Net change in other assets and liabilities	829	771
Net cash provided by operating activities	47,218	38,237

INVESTING ACTIVITIES:
Investment in real estate mortgages	(38,219)	(6,223)
Investment in REMIC Certificates	—	(3,898)
Conversion of REMIC Certificates to mortgage loans	(855)	—
Conversion of mortgage loans to owned properties	(310)	—
Investment in real estate properties and capital improvements, net	(29,961)	(3,882)
Proceeds from sale of real estate investments and other assets, net	103	4,735
Principal payments received on mortgage loans receivable and REMIC Certificates	14,443	15,100
Advances under notes receivable	(2,116)	—
Principal payments received on notes receivable	15,122	—
Redemption of investment in senior secured notes	—	12,281
Other	—	(491)
Net cash (used in) provided by investing activities	(41,793)	17,622

FINANCING ACTIVITIES:
Borrowings under the line of credit	10,700	36,500
Repayments of borrowings under the line of credit	(6,000)	(36,500)
Mortgage principal payments on the senior mortgage participation	(3,650)	(632)
Net proceeds from issuance of preferred stock	—	159,583
Net proceeds from issuance of common stock	32,636	—
Principal payments on mortgage loans payable and capital lease obligations	(5,555)	(36,601)
Redemption of preferred stock	—	(126,305)
Repurchase of common stock	(3,296)	—
Distributions paid	(31,874)	(27,742)
Other	1,240	2,816
Net cash used in financing activities	(5,799)	(28,881)

(Decrease) Increase in cash and cash equivalents	(374)	26,978
Cash and cash equivalents, beginning of period	4,315	17,919
Cash and cash equivalents, end of period	$3,941	$44,897

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,306	$9,360
Non-cash investing and financing transactions:
Exchange of limited partnership units for common stock	$—	$3,193
Exchange of mortgage loans for owned properties	1,690	9,277
Transfer of REMIC Certificates to mortgage loans receivable	31,120	12,025
Elimination of loans payable resulting from repurchase of REMIC Certificates	7,125	—
Conversion of preferred stock to common stock	4,997	29,143
Refinance of notes receivable into a mortgage loan receivable	—	3,751
Assumption of mortgage loans payable for acquisitions of real estate assets	—	2,098

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2004 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provides us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and the purchase and disposition of assets.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we are not taxed on income that is distributed to our stockholders.

2.     Real Estate Investments

Owned Properties.  At September 30, 2005, our investment in owned properties consisted of 59 skilled nursing properties with a total of 6,954 beds, 88 assisted living properties with a total of 4,175 units and one school in 23 states.

During the three months ended September 30, 2005, we purchased three skilled nursing properties in New Mexico with a total of 465 beds for a total cost of $27,021,000.  These properties are leased to a third party operator under a 15-year master lease with two 10-year renewal options.  The initial annual master lease payment is $2,844,000 and increases 2.5% annually.

During the nine months ended September 30, 2005, we purchased the three properties discussed above and a 114-bed skilled nursing property in Texas for a total cost of $2,624,000.  The property together with another skilled nursing property we own is leased to a third party operator under a 20-year master lease with two five-year renewal options.  The initial annual master lease payment is $648,000 and increases 2% annually.

Additionally during the nine months ended September 30, 2005, we converted two mortgage loans on two skilled nursing properties with a total of 87 beds into owned properties.  One of the mortgage loans with a principal balance of $694,000 was converted through an auction in accordance with a bankruptcy court order that approved the sale of substantially all of the borrower’s assets to us in exchange for $310,000 in cash plus our bankruptcy claim of approximately $956,000.  This property is leased to a third party under a 10-year lease with two five-year renewal options.  The initial annual lease payment is $180,000 and increases 2.5% annually.  The initial annual lease rate is based on our commitment to fund up to $300,000 for capital improvements as described in Note 7. Commitments and Contingencies.  The other mortgage loan with a principal balance of $996,000 was converted to an owned property through a deed-in-lieu foreclosure transaction.  This property is leased to a third party under a 10-year lease with three five-year renewal options.  The initial annual lease payment beginning in December 2005 is $129,000 and increases 2% annually beginning July 1, 2007.  The lease also provides the lessee with an option to purchase the property for $1,050,000 plus the cost of our capital improvements less a credit of 1% of the purchase price per year for each year of the term of the lease immediately preceding the lessee’s exercise of the purchase option.  The lessee may exercise the purchase option only in the second and fourth year of the lease term.  We also invested $317,000 in capital improvements to existing properties during the nine months ended September 30, 2005.

During the three months ended September 30, 2005, we sold a closed skilled nursing property located in Texas to a third party who wanted to use the property to house victims of hurricane Katrina.  As part of our company’s hurricane relief efforts, we sold the property for $1,000 and in addition, donated $50,000 in cash to the American Red Cross hurricane Katrina relief fund.  As a result of the sale, LTC recognized a loss of $843,000.  During the nine months ended September 30, 2005, we sold the property discussed above and vacant land adjacent to an assisted living property in Ohio.  We received $102,000 in cash and recognized a $30,000 gain on the sale of the Ohio property.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental income	$—	$101	$27	$346
Interest and other income	—	—	—	—
Interest expense	—	—	—	—
Depreciation and amortization	(7)	(37)	(29)	(142)
Operating and other expenses	(4)	(23)	(15)	(60)
(Loss) / Income from discontinued operations	$(11)	$41	$(17)	$144

Mortgage Loans.  At September 30, 2005, we had investments in 72 mortgage loans secured by first mortgages on 69 skilled nursing properties with a total of 8,199 beds, 13 assisted living properties with 933 units and one school located in 23 states.  At September 30, 2005, the mortgage loans had interest rates ranging from 5.5% to 12.8% and maturities ranging from 2005 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the quarter ended September 30, 2005, we originated one loan on a 100-bed skilled nursing property in Georgia.  The loan amount was $2,700,000 and the amount funded after receiving $47,000 in cash for commitment fees and holding back $150,000 for capital expenditures was $2,553,000.  Also during the third quarter of 2005 we purchased nine loans from a REMIC pool we originated.  We paid $16,472,000 which represented the outstanding principal balance of the loans plus accrued interest.  These loans have a weighted average interest rate of 10.7%.  Additionally, we refinanced into a mortgage loan secured by one assisted living property in Florida, a mortgage loan that was previously included in the Senior Mortgage Participation Loan Pool, as described in Note 5. Senior Mortgage Participation Payable.  This refinancing involved an increase in the loan balance of $60,000.  The loan matures in one year and has an interest rate of 10.8%.  Also during the third quarter of 2005, we funded, under an existing mortgage loan, $212,000 for capital improvements.

During the third quarter of 2005, a loan was paid off in the last remaining REMIC pool, REMIC 1998-1, which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full.  After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates.  Under Emerging Issues Task Force No. 02-9 (“EITF 02-9”) “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold”, a Special Purpose Entity (“SPE”) may become non-qualified or tainted which generally results in the “repurchase” by the transferor of all the assets sold to and still held by the SPE.  Since we are now the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we bear all the risks and are entitled to all the rewards from the underlying loan pool.  As required by EITF 02-9, the repurchase for the transferred assets was accounted for at fair value.  Prior to the repurchase, the book value of the REMIC Certificates we owned was $21,553,000 which included a $1,374,000 impairment recorded in 2003 and a fair market value adjustment of $1,855,000 included in Accumulated Comprehensive Loss in prior periods.  The fair market value of the loans in the REMIC Pool was $25,296,000.  Accordingly a $3,743,000 fair market value adjustment was recorded in Accumulated Comprehensive Income in the third quarter of 2005.  This amount, offset by the $1,855,000 Accumulated Comprehensive Loss previously discussed will be amortized to increase interest income over the remaining life of the loans.  The 13 loans that were effectively repurchased have a weighted average interest rate of 11.2% and an unamortized principal balance of $25,012,000.  The premium of $284,000 will be amortized to reduce interest income over the life of the loans.  The maturity dates of the loan range from 2006 through 2017.

In addition to the transaction described above, during the nine months ended September 30, 2005, we acquired a mortgage loan on a 151 bed skilled nursing property located in California from a REMIC pool we originated.  We paid $2,254,000, which represents the outstanding loan balance.  During the second quarter of 2005, this loan was repaid in full.

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

Also during the nine months ended September 30, 2005, we originated one mortgage loan in the amount of $500,000 secured by two skilled nursing properties located in Texas with a total of 124 beds.  Subsequently, this note was paid in full.  For further discussion see Note 3. Notes Receivable.  We also originated four new mortgage loans secured by four properties with a total of 125 assisted living units and 393 skilled nursing beds.  The combined principal balance of the new loans is $15,763,000 and the amount funded to the borrowers after fees and tax impounds was $15,586,000.  The mortgage loans have five to ten year terms and bear interest ranging from 9.5% to 11.3%.  We also funded an additional $800,000 under an existing mortgage loan for capital improvements.

During the nine months ended September 30, 2005, we received $5,651,000 plus accrued interest related to the payoff of two mortgage loans secured by skilled nursing properties located in Arizona and New Mexico.

REMIC Certificates.  During the third quarter of 2005, a loan was paid off in the last remaining REMIC pool, REMIC 1998-1, which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full.  See paragraph three under Mortgage Loans on page eight for a description of this event.

During the nine months ended September 30, 2005, the 1996-1 REMIC Pool was fully retired.  We paid $855,000 in cash and exchanged our remaining interest in the 1996-1 REMIC Certificates with a book value of $9,568,000 and we received five mortgage loans with and estimated fair value of $10,398,000 and an unamortized principal balance of $10,469,000.  Accordingly, we recorded a $71,000 discount on these loans which will be amortized as a yield adjustment to increase interest income over the remaining life of the loans.  Additionally, we will amortize the $1,051,000 balance in Other Comprehensive Income that resulted from transferring the loans at fair value as required by SFAS No. 115 “Accounting for Certain Investments in debt and Equity Securities” as a yield adjustment to increase interest income over the life of the related loans.

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

During the third quarter of 2005, we funded a $1,490,000 loan secured by certain assets including accounts receivable of the borrower.  This loan matures in one year and bears interest at 11.0%.  In addition to this loan, during the nine months ended September 30, 2005, we funded $532,000 under line of credit agreements with certain operators.

4.     Debt Obligations

At September 30, 2005, $4,700,000 was outstanding under our $65,000,000 Unsecured Revolving Credit.  During the three and nine months ended September 30, 2005, pricing under the Unsecured Revolving Credit ranged between LIBOR plus 2.75% and LIBOR plus 3.25%.  At September 30, 2005 our pricing was LIBOR plus 2.75%

During the nine months ended September 30, 2005, the company paid $5,555,000 in principal on mortgage notes payable, bonds and capital lease obligations including the payoff of one mortgage loan payable to a REMIC pool we originated.  Additionally, mortgage loans payable decreased $7,125,000 due to the elimination of two loans payable included in a REMIC pool whose assets were effectively repurchased by us as described in Note 2. Real Estate Investments.  Since we are now entitled to receive all the principal and interest from these two loans, they are eliminated in the consolidated financial statements.

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 5 to 155 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the nine months ended September 30, 2005, the senior participation received principal payments of $3,650,000, which included a $3,007,000 payoff of a loan in the Participation Loan Pool.  During the same period last year the senior participation received principal payments of $632,000.  At September 30, 2005, 18 loans remain in the Participation Loan Pool and $11,757,000 was outstanding under the senior mortgage participation.

6.     Stockholders’ Equity

Preferred Stock.  During the nine months ended September 30, 2005, holders of 199,894 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 399,788 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 722,750 at September 30, 2005.  Subsequent to September 30, 2005, holders of 4,500 shares of our Series E preferred stock notified us of their election to convert such shares into 9,000 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 713,750.

During the nine months ended September 30, 2004, we issued 6,640,000 shares of Series F Cumulative Redeemable Preferred Stock (or Series F preferred stock) in two registered direct placements generating aggregate net cash proceeds of $159,583,000.  The cash proceeds and cash on hand were used to redeem all of our Series A and Series B preferred stock and reduce mortgage debt.  Accordingly, we recognized $4,029,000 of original issue costs related to the Series A and Series B preferred stock redeemed as a preferred stock redemption charge in the nine months ended September 30, 2004.

Common Stock.  During the quarter ended September 30, 2005, we sold 1,500,000 shares of common stock in a registered direct placement for $22.08 per share.  Net proceeds of $32,636,000 were used for general corporate purposes including acquisitions, loan originations and debt retirement.  In 2004 we filed a Form S-3 “shelf” registration.  Subsequent to the registered direct placement of common stock discussed above, we have approximately $105,000,000 available on our shelf registration and 23,195,999 shares of common stock outstanding.

During the nine months ended September 30, 2005, we repurchased and retired 184,700 shares of common stock for an aggregate purchase price of $3,296,000, an average of $17.85 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  Including these purchases, 2,532,900 shares have been purchased under this authorization.  Therefore, we continue to have an open Board authorization to purchase an additional 2,467,100 shares.  During the nine months ended September 30, 2004 we did not repurchase common stock.

During the nine months ended September 30, 2005, a total of 101,100 stock options were exercised at a total option value of $675,000 and a total market value as of the dates of exercise of $1,971,000.

During the nine months ended September 30, 2004, two of our limited partners exercised their conversion rights and exchanged their interests in five of our limited partnerships.  In accordance with the partnership agreements, at our option, we issued 168,365 shares of our common stock to one limited partner and paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner.  During the fourth quarter of 2004, we allowed seven of our limited partners to exchange their interest in five of our limited partnerships.  After these conversions and during the nine months ended September 30, 2005, we only had one limited partnership remaining.  We pay the limited partners in the remaining partnership a preferred return of approximately $86,000 per quarter.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2005				Nine months ended September 30, 2004
	Declared		Paid		Declared		Paid
Preferred Stock
Series A	$—		$—		$1,019		$1,860
Series B	—		—		1,118		1,491
Series C	2,454		2,454		2,454		2,454
Series E	604		710		2,465		3,084
Series F	9,960		9,960		5,864		2,822	(1)
	13,018		13,124		12,920		11,711

Common Stock	21,301	(2)	18,750	(2)	16,030	(2)	16,031	(2)

Total	$34,319	(3)	$31,874	(3)	$28,950	(3)	$27,742	(3)

(1)   Represents 113 days of accrued dividends.

(2)   Represents $0.30 per share in the first quarter of 2005 and $0.11 per share per month in the second and third quarters of 2005 and $0.25 per share in the first quarter of 2004, $0.275 in the second quarter and $0.30 in the third quarter of 2004.

(3)   The difference between declared and paid is the change in distributions payable on the balance sheet at September 30 and December 31.

In September 2005, we declared a monthly cash dividend of $0.11 per share on our common stock for the months of October, November and December 2005, payable on October 31, November 30 and December 30, 2005, respectively, to stockholders of record on October 21, November 22, and December 22, 2005, respectively.

Other Equity.  Other equity consists of the following (in thousands):

	September 30, 2005	December 31, 2004
		(audited)
Notes receivable from stockholders	$(338)	$(508)
Deferred compensation	(309)	(228)
Accumulated comprehensive income	2,793	2,806
Total Other Equity	$2,146	$2,070

During the nine months ended September 30, 2005, we received $169,000 in principal payments on notes receivable from stockholders.  Also during the nine months ended September 30, 2005, we realized a $3,610,000 gain that was included in Accumulated Comprehensive Income at December 31, 2004 which was related to a note receivable that was paid in full during the period as described more fully in Note 3. Notes Receivable.  Additionally, during the nine months ended September 30, 2005, we recorded $3,743,000 in Comprehensive Income related to marking the loans that were effectively repurchased from the REMIC Trust to fair value as discussed in Note 2. Real Estate Investments.

During the nine months ended September 30, 2005, we issued 8,000 shares of restricted common stock at $19.62 per share.  These shares vest ratably over a three year period.  Additionally, during the nine months ended September 30, 2005, 11,134 shares of unvested restricted stock were canceled.  During the quarters ended September 30, 2005 and 2004, $140,000 and $121,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.  During the nine months ended September 30, 2005 and 2004, $368,000 and $293,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.

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

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB 25 and related Interpretations.  Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.  Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.  Effective January 1, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003.  During the nine months ended September 30, 2005, 15,000 options to purchase common stock were granted at an exercise price of $19.62 and vest ratably over a three year period.  Additionally, during the nine months ended September 30, 2005, 4,000 unvested options to purchase common stock were cancelled.  During the nine months ended September 30, 2004, 30,000 options to purchase common stock were granted at an exercise price of $15.13 and vest ratably over a three year period.  Accordingly, $10,000 and $29,000 of compensation expense was recognized during the three and nine months ended September 30, 2005, respectively, related to the vesting of these options as compared to $6,000 and $10,000 during the three and nine months ended September 30, 2004, respectively.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004

Net income available to common stockholders, as reported		$5,927	$4,895	$28,877	$10,263
Add: Stock-based compensation expense in the period		10	6	29	10
Deduct:	Total stock-based compensation expense determined under fair value method for all awards	(14)	(20)	(40)	(34)
Pro forma net income available to common stockholders		$5,923	$4,881	$28,866	$10,239
Net income per common share available to common stockholders:
Basic – as reported		$0.26	$0.25	$1.31	$0.54
Basic – pro forma		$0.26	$0.25	$1.31	$0.54
Diluted – as reported		$0.26	$0.24	$1.28	$0.53
Diluted – pro forma		$0.26	$0.24	$1.28	$0.53

Note: Adjustments to compensation expense related to restricted shares have been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123.

7.     Commitments and Contingencies

As of September 30, 2005, we had the following commitments outstanding:

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

We committed to provide a lessee an accounts receivable financing on a skilled nursing facility.  The loan has a credit limit not to exceed $150,000 and an interest rate of 10%.  The commitment expires if the first advance is not requested by the borrower within a year of the agreement’s commencement date and the term of the loan is not to exceed two years from the date of the first request for advance.  To date $125,000 has been funded under this agreement.  We also committed to invest $300,000 in capital improvements for this facility.  To date no funds have been requested under this agreement.

We committed to provide a lessee an accounts receivable financing on a skilled nursing facility.  The loan has a credit limit not to exceed $75,000 and an interest rate of 10%.  The commitment expires if the first advance is not requested by the borrower within nine months of the agreement’s commencement date and the term of the loan is nine months from the date of the first request for advance.  To date $7,000 has been requested under this agreement.  We have also committed to replace the roof and install a fire sprinkler system for this facility.  The lessee’s monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements.  To date no funds have been requested under this agreement.

During part of 2005 we had a commitment to provide a lessee with up to $250,000 to invest in leasehold improvements to a property they lease from us.  The commitment will expire in February of 2006.

We have a commitment to provide an additional $800,000 under the terms of an existing mortgage loan agreement.  Amounts funded under this agreement are added to the loan balance and are to be used for capital improvements.  To date, we have funded $800,000 under this agreement.

Subsequent to September 30, 2005 we sold an option to purchase four of our assisted living properties to a third party who currently leases the four properties from us under a master lease.  The price of the option was $500,000 in cash and a promissory note in the amount of $1,500,000.  The promissory note matures and the purchase option expires on February 17, 2006.  Should the buyer not purchase the properties, the master lease will remain in effect and we will continue receiving the same rental income under the master lease.

8.     Major Operators

We have two operators, based on properties subject to lease agreements and secured by mortgage loans that each represent between 10% and 20% of our total assets and four operators from each of which we derive over 10% of our rental revenue.  EHSI, one of our major operators, is the wholly owned subsidiary of a publicly traded company, Extendicare Inc.  In addition, EHSI, although not publicly traded, files quarterly financial information with the Securities and Exchange Commission.  Our other operators are privately owned and thus no public financial information is available.  The following table summarizes EHSI’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the six months ended June 30, 2005, per the lessee’s public filings:

EHSI
(in thousands)

Current assets	$182,999
Non-current assets	874,625
Current liabilities	176,707
Non-current liabilities	603,435
Stockholders’ equity	277,482

Gross revenue	606,495
Operating expenses	483,739
Income from continuing operations	49,496
Net income	27,353

Cash provided by operations	51,349
Cash used in investing activities	(168,538)
Cash provided by financing activities	97,506

EHSI, a wholly owned subsidiary of Extendicare Inc., leased 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.9%, or $68,657,000, of our total assets at September 30, 2005 and 19.3 % of rental income recognized in 2005 excluding the effects of straight-line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

Alterra Healthcare Corporation (or Alterra) leases 35 assisted living properties with a total of 1,416 units we own representing approximately 11.7%, or $67,682,000, of our total assets at September 30, 2005 and 19.3% of rental revenue recognized in 2005 excluding the effects of straight-line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

CHC leased 26 skilled nursing properties with a total of 3,114 beds owned by us representing approximately 9.9%, or $57,060,000, of our total assets at September 30, 2005 and 12.8% of rental revenue recognized in 2005 excluding the effects of straight-line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

Sunwest Management, Inc. (or Sunwest) operates eight assisted living properties with a total of 958 units that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 9.7%, or $55,993,000 of our total assets at September 30, 2005, and 13.2% of rental revenue and 4.8% of interest income from mortgage loans recognized in 2005 excluding the effects of straight-line rent and the CLC and HHI note payoff as more fully described in Note 3. Notes Receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$10,257	$9,288	$41,895	$27,212
Preferred stock redemption charges	—	—	—	(4,029)
Preferred stock dividends	(4,330)	(4,393)	(13,018)	(12,920)
Net income for basic net income per share	5,927	4,895	28,877	10,263
Effect of dilutive securities:
Convertible preferred stock	—	533	3,057	—
Convertible limited partnership units	—	4	257	—
Net income for diluted net income per share	$5,927	$5,432	$32,191	$10,263

Shares for basic net income per share	22,951	19,960	22,024	19,041
Effect of dilutive securities:
Stock options	88	123	80	139
Convertible preferred stock	—	2,500	2,757	—
Convertible limited partnership units	—	27	202	—
Shares for diluted net income per share	23,039	22,610	25,063	19,180

Basic net income per share	$0.26	$0.25	$1.31	$0.54
Diluted net income per share	$0.26	$0.24	$1.28	$0.53

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of September 30, 2005:

Type of Property	Gross Investments	Percentage of Investments	Revenues (2)	Percentage of Revenues	Number of Properties	Number of Beds/Units	Investment per Bed/Unit	Number of Operators (1)	Number of States (1)
	(in thousands)		(in thousands)				(in thousands)

Assisted Living Facilities	$313,742	48.0%	$25,642	50.4%	101	5,108	$61.42	10	23
Skilled Nursing Facilities	327,408	50.0%	24,152	47.5%	128	15,153	21.61	58	25
Schools	13,020	2.0%	1,058	2.1%	2	N/A	N/A	2	2

Totals	$654,170	100.0%	$50,852	100.0%	231	20,261

(1)	We have investments in 33 states leased or mortgaged to 65 different operators.
(2)	Revenues exclude interest and other income from non-mortgage loan sources and the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable.

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

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable.  Our investments in mortgage loans and owned properties represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon.  To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.  To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator.  Our monitoring process includes review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance relating to real estate taxes and insurance.

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

For the nine months ended September 30, 2005, rental income and interest income represented 72% and 19%, respectively, of total gross revenues (excluding the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable).  Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period, and annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimized non-cash straight-line rent over time.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties.  New investments are generally funded from temporary borrowings under our unsecured line of credit and internally generated cash flows.  Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable.  Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt.  We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Key Transactions

During 2005 we purchased three skilled nursing properties in New Mexico as discussed in Note 2. Real Estate Investments.  In addition, we sold 1,500,000 shares of common stock in a registered direct placement as discussed in Note 6. Stockholders’ Equity.

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

	Period Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(gross investment, in thousands)
Asset mix:
Real property	$500,430	$474,447	$471,635	$469,117	$464,226
Loans receivable	153,740	113,469	102,919	92,158	78,034
REMIC Certificates	—	30,616	40,796	44,053	43,879

Investment mix:
Assisted living facilities	$313,742	$313,561	$313,599	$310,530	$301,415
Skilled nursing facilities	327,408	261,335	247,935	237,725	227,825
School	13,020	13,020	13,020	13,020	13,020
REMIC Certificates	—	30,616	40,796	44,053	43,879

Operator mix:
Alterra	$84,194	$84,194	$84,194	$84,194	$84,194
Center Healthcare, Inc.	73,802	73,334	72,824	65,198	60,777
EHSI	88,034	88,034	88,105	88,105	88,105
Sunwest	64,814	64,615	64,520	64,043	58,893
Remaining operators	343,326	277,739	264,911	259,735	250,291

Geographic mix:
California	$56,257	$50,788	$53,211	$46,312	$46,397
Colorado (1)	29,066	27,263	27,164	27,169	27,114
Florida	53,893	47,471	44,512	44,534	39,701
Iowa (1)	23,963	20,993	20,925	20,936	20,635
Ohio	50,537	50,562	50,061	50,084	50,108
Texas	99,198	88,165	86,728	83,845	74,854
Remaining states	341,256	302,674	291,953	288,395	283,451

(1)       Tied for fifth most concentrated state calculated by number of facilities in each state.

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

	Three Months Ended
	9/30/05		6/30/05		3/31/05		12/31/04		9/30/04
Debt to book capitalization ratio	15.8%		18.4%		18.4%		18.8%		21.5%
Debt to market capitalization ratio	11.1%		12.8%		14.3%		13.3%		16.4%

Interest coverage ratio	7.7	x	7.1	x	6.8	x (1)	6.4	x	5.5	x
Fixed charge coverage ratio	2.6	x	2.4	x	2.3	x (1)	2.2	x	2.2	x

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

Operating Results

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenues for the three months ended September 30, 2005, increased to $18.2 million from $17.1 million for the same period in 2004.  Rental income for the three months ended September 30, 2005, increased $1.3 million primarily as a result of the receipt of rent from properties acquired in 2004 and 2005 ($0.4 million), new leases and rental increases provided for in existing lease agreements ($0.5 million), and an increase in straight-line rental income ($0.4 million).  Same store rental income, properties owned for the three months ended September 30, 2005, and the three months ended September 30, 2004, and excluding straight-line rental income, increased $0.5 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans and notes receivable increased $1.7 million from the prior year due to new loans ($1.9 million) partially offset by the payoff of loans and principal payments ($0.2 million).

Interest income from REMIC Certificates for the three months ended September 30, 2005, decreased $1.0 million compared to the same period of 2004 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, the amortization of REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  The effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 2. Real Estate Investments occurred during September 2005 and did not have a material effect on interest income during the third quarter of 2005.  However, we anticipate that interest income from mortgage loans will be approximately $0.8 million higher in the fourth quarter of 2005 due to the effective repurchase of the loans and we will no longer record interest income from REMIC Certificates.

Interest and other income for the three months ended September 30, 2005, decreased $1.0 million primarily as a result of conversions of notes receivable to mortgage loans and a reduction in prepayment premiums received.

Interest expense decreased by $0.6 million to $2.2 million for the three months ended September 30, 2005, from $2.8 million during the same period in 2004, due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans, partially offset by an increase in average borrowings outstanding under our revolving line of credit.

Depreciation and amortization expense for the third quarter of 2005 increased $0.3 million from the third quarter of 2004 due to acquisitions and the conversions of mortgage loans into owned properties.

Legal expenses were comparable during the third quarter of 2005 and the third quarter of 2004.  Operating and other expenses were $0.2 million lower in the third quarter of 2005 due to the nature and timing of certain expenditures.

Minority interest expense decreased $0.2 million in the third quarter of 2005 as compared to the third quarter of 2004 due to the conversion of limited partnership interests as discussed in Note 6. Stockholders’ Equity.

During the three months ended September 30, 2005, we recognized an $0.8 million loss on the sale of assets.  During the third quarter of 2004, we reported a $0.1 million loss on sale of assets.

Net income available to common stockholders increased to $5.9 million for the three months ended September 30, 2005, from $4.9 million for the same period in 2004 primarily due to the increases in revenue and decreases in expense as discussed above.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues for the nine months ended September 30, 2005, increased to $58.0 million from $50.6 million for the same period in 2004.  Rental income for the nine months ended September 30, 2005, increased $6.3 million primarily as a result of receiving the note payoff from CLC Healthcare, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI), as described in Note 3. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million), the receipt of rent from properties acquired in 2004 and 2005 ($0.6 million), new leases and rental increases provided for in existing lease agreements ($1.8 million) and an increase in straight-line rental income ($0.2 million).  Same store rental income, properties owned for the nine months ended September 30, 2005, and the nine months ended September 30, 2004, and excluding straight-line rental income, increased $5.5 million due to the effect of receiving the note payoff from CLC and HHI part of which related to past due rents that were not accrued ($3.7 million) and rental increases provided for in existing lease agreements ($1.8 million).

Interest income from mortgage loans and notes receivable increased $3.2 million from the prior year due to new loans ($3.8 million) partially offset by the payoff of loans ($0.5 million) and principal payments ($0.1 million).

Interest income from REMIC Certificates for the nine months ended September 30, 2005, decreased $2.8 million compared to the same period of 2004 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, the amortization of our remaining REMIC Certificates and the early payoff of certain mortgage loans underlying our investment in REMIC Certificates.  The effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 2. Real Estate Investments occurred during September 2005 and did not have a material effect on interest income during the nine months ended September 30, 2005.  However, we anticipate that interest income from mortgage loans receivable will be approximately $0.8 million higher in the fourth quarter of 2005 due to the effective repurchase of the loans and we will no longer record interest income from REMIC Certificates.

Interest and other income for the nine months ended September 30, 2005, increased $0.7 million primarily as a result of receiving the note payoff from CLC and HHI, as described in Note 3. Notes Receivable, part of which related to past due interest on the note that was not accrued ($2.3 million) partially offset by conversions of notes receivable to mortgage loans, a reduction in loan modification and extension fees received from the REMIC Trust as per our subservicing agreement and a decrease in interest income from our investment in Assisted Living Concepts, Inc. Senior and Junior Notes that were redeemed in the first quarter of 2004.

Interest expense decreased by $2.8 million to $6.7 million for the nine months ended September 30, 2005, from $9.5 million during the same period in 2004, primarily due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans.

Depreciation and amortization expense for the nine months ended September 30, 2005 increased $0.5 million from the same period in 2004 due to acquisitions and the conversion of mortgage loans to owned properties.

Legal expenses were comparable during the nine months ended September 30, 2005 and 2004.  Operating and other expenses were $0.2 million higher in the nine months ended September 30, 2005 primarily as a result a $1.0 million bonus accrual related to the realization of the value of a note receivable, as described in Note 3. Notes Receivable, and expenses paid in the current year on behalf of certain operators.

During the nine months ended September 30, 2005, we realized $6.2 million of non-operating income related to the note receivable paid off by CLC and HHI, as described in Note 3. Notes Receivable ($3.6 million of which was in Accumulated Comprehensive Income at December 31, 2004).  The $6.2 million of non-operating income is net of $1.3 million of legal and investment advisory fees associated with the transaction that resulted in the note payoff.

Minority interest expense decreased $0.5 million in the nine months ended September 30, 2005 as compared to the same period in 2004 due to the conversion of limited partnership interests as discussed in Note 6. Stockholders’ Equity.

During the nine months ended September 30, 2005, we recognized a $0.8 million loss on the sale of assets.  During the same period in 2004, we reported net income from discontinued operations of $0.8 million comprised of a gain on sale and income related to properties that were sold.  This reclassification was made in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

During the nine months ended September 30, 2004, we recorded a $4.0 million preferred stock redemption charge related to the redemption of all of our outstanding Series A and Series B preferred stock.  We did not redeem any preferred stock in 2005.

Net income available to common stockholders increased to $28.9 million for the nine months ended September 30, 2005, from $10.3 million for the same period in 2004 primarily due to the increases in revenue and non-operating income and decreases in expenses and preferred stock redemption charge as discussed above.  Excluding the effects of the CLC and HHI note receivable payoff, net income available to common stockholders was $17.2  million for the nine months ended September 30, 2005.  Excluding the effects of the preferred stock redemption charge, net income available to common stockholders was $14.3 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $500.4 million invested primarily in owned long-term care properties and mortgage loans of approximately $152.5 million (net of a $1.3 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 128 skilled nursing properties, 101 assisted living properties and two schools in 33 states.

For the nine months ended September 30, 2005, we had net cash provided by operating activities of $47.2 million.  Included in the cash provided by operating activities was $6.5 million which resulted from the receipt of past due rents of $3.7 million that were not accrued, past due interest income of $2.3 million that was not accrued and a $0.5 million reimbursement of certain expenses paid on behalf of an operator in prior years.  This cash received resulted from the payoff of a note receivable more fully described in Note 3. Notes Receivable.

For the nine months ended September 30, 2005, we had net cash used in investing activities of $41.8 million.  We acquired one 114 bed skilled nursing property in Texas for a total of $2.6 million in cash.  This property together with another skilled nursing property is leased to a third party operator under a 20-year master lease with two five-year renewal options.  The initial annual master lease payment is $0.6 million and increases 2% annually.  Additionally, we acquired three skilled nursing properties in New Mexico with a total of 465 beds for a total cost of $27.0 million.  These properties are leased to a third party operator under a 15-year master lease with two 10-year renewal options.  The initial annual master lease payment is $2.8 million and increases 2.5% annually.  We also invested $0.3 million in capital improvements to existing properties during the first half of 2005.

During the nine months ended September 30, 2005, we converted two mortgage loans on two skilled nursing properties with a total of 87 beds into owned properties.  One of the mortgage loans with a principal balance of $0.7 million was converted through an auction in accordance with a bankruptcy court order that approved the sale of substantially all of the borrower’s assets to us in exchange for $0.3 million in cash plus our bankruptcy claim of approximately $1.0 million.  This property is leased to a third party under a 10-year lease with two five-year renewal options.  The initial annual lease payment is $0.2 million and increases 2.5% annually.  The initial annual lease rate is based on our commitment to fund up to $0.3 million for capital improvements as described in Note 7. Commitments and Contingencies.  The other mortgage loan with a principal balance of $1.0 million was converted to an owned property through a deed-in-lieu foreclosure transaction.  This property is leased to a third party under a 10-year lease with three five-year renewal options.  The initial annual lease payment beginning in December 2005 is $0.1 million and increases 2% annually beginning in the second year.  The lease also provides the lessee with an option to purchase the property for $1.1 million plus the cost of our capital improvements less a credit of 1% of the purchase price per year for each year of the term of the lease immediately preceding the lessee’s exercise of the purchase option.  The lessee may exercise the purchase option only in the second and fourth year of the lease term.

During the nine months ended September 30, 2005, we sold a closed skilled nursing property located in Texas to a third party who wanted to use the property to house victims of hurricane Katrina.  As part of our company’s hurricane relief efforts, we sold the property for $1,000 and in addition, donated $50,000 in cash to the American Red Cross hurricane Katrina relief fund.  As a result of the sale, LTC recognized a loss of $0.8 million.  During the nine months ended September 30, 2005, we also sold vacant land adjacent to an assisted living property in Ohio.  We received $0.1 million in cash and recognized a $30,000 gain on the sale of the Ohio property.

Also during the nine months ended September 30, 2005, we invested $20.9 million in seven new mortgage loans, one of which was paid off in the first quarter as part of the CLC and HHI note payoff as described in Note 3. Notes Receivable.  Another loan was paid off in the second quarter of 2005 as described in Note 2. Real Estate Investments.  Annual interest income from the remaining five new loans is $1.9 million and the current combined yield on these loans is 10.5%.  We also acquired mortgage loans secured by nine skilled nursing properties from a REMIC pool we originated for $16.5 million including accrued interest.  Annual interest income from these loans is $1.8 million and the current combined yield on these loans is 10.6%.  In addition, we funded an additional $0.8 million under existing mortgage loans for capital improvements.

Also during the nine months ended September 30, 2005, we exchanged $9.6 million in book value REMIC Certificates we owned and paid $0.9 million in cash for mortgage loans secured by five skilled nursing properties from a REMIC pool we originated.  The value of the consideration given represents the outstanding loan balances and accrued interest of outside REMIC Certificate holders which resulted in the dissolution of the 1996-1 REMIC Pool.  Annual interest income from these loans is $1.3 million and the current combined yield on these loans is 12.1%.  During 2005, we effectively repurchased the remaining 13 mortgage loans in the 1998-1 REMIC Pool we originated as described in Note 2. Real Estate Investments.  Prior to the repurchase, the book value of the REMIC Certificates we owned was $21.5 million.  Annual interest income from these loans is $3.1 million and the current combined yield on these loans is 12.4%.  As a result of this transaction, we will no longer record REMIC interest income.

During the nine months ended September 30, 2005, we received $10.8 million in principal payments on mortgage loans receivable and $3.6 million in principal payments on REMIC Certificates.  We advanced $2.4 million under notes receivable (including $0.4 million under the CLC and HHI note and $1.5 million under a note secured by certain assets including accounts receivable of the borrower), and received $15.1 million in principal payments including $15.0 related to the CLC and HHI note which was repaid in full as described in Note 3. Notes Receivable.

For the nine months ended September 30, 2005, we used $5.8 million in financing activities.  We borrowed $10.7 million and repaid $6.0 million under our Unsecured Revolving Credit.  Additionally, $3.7 million in principal was received by the non-recourse senior mortgage participation holder and we paid $5.6 million in principal payments on mortgage loans and capital lease obligations.

During the third quarter of 2005, we sold 1,500,000 shares of common stock in a registered direct placement for $22.08 per share.  Net proceeds of $32.6 million were used for general corporate purposes including acquisitions, loan originations and debt retirement.  In 2004 we filed a Form S-3 “shelf” registration.  Subsequent to the registered direct placement discussed above, we have approximately $105.0 million available on our shelf registration and 23,195,999 shares of common stock outstanding.

During the nine months ended September 30, 2005, we repurchased and retired 184,700 shares of common stock for an aggregate purchase price of $3.3 million, an average of $17.85 per share.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $2.5 million, $0.7 million and $9.9 million respectively.  Additionally, we declared cash dividends on our common stock totaling $21.3 million and paid cash dividends on our common stock totaling $18.8 million.  The dividend for the month of September 2005 in the amount of $2.6 million was paid October 3, 2005.  In September 2005, we declared a monthly cash dividend of $0.11 per share on our common stock for the months of October, November and December 2005, payable on October 31, November 30 and December 30, 2005, respectively, to stockholders of record on October 21, November 22, and December 22, 2005, respectively.

At September 30, 2005, we only have one note receivable from a stockholder with a principal balance of $0.3 million outstanding.  This note matures in December 2006.  During the nine months ended September 30, 2005, we received $0.7 million in conjunction with the exercise of 101,100 stock options.  The total market value as of the dates of exercise was approximately $2.0 million.

During the nine months ended September 30, 2005, holders of 199,894 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 399,788 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to September 30, 2005, holders of 4,500 shares of our Series E preferred stock notified us of their election to convert such shares into 9,000 shares of common stock.  Subsequent to this most recent conversion, there are 356,875 shares of our Series E preferred stock outstanding.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties and assisted living properties we own or are pledged to us and the school we own.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we are at risk of net interest margin deterioration if medium and long-term rates were to increase.

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

As of September 30, 2005, there were 110,200 options outstanding subject to the disclosure requirements of SFAS No. 148.  The fair value of these options was estimated utilizing the Black-Scholes valuation model and assumptions as of each respective grant date.  In determining the estimated fair values for the options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39, the weighted average risk free interest rate was 3.2% and the expected dividend yield was 7.27%.  The weighted average fair value of the options granted in 2004 was estimated to be $2.58.  For the 15,000 options granted in 2005, the weighted average expected life assumption was three years, the weighted average volatility was 0.31, the weighted average risk free interest rate was 3.5% and the expected dividend yield was 6.12%.  The weighted average fair value of the options granted in 2005 was $2.87.  At September 30, 2005, the weighted average fair value of all the options outstanding was estimated to be $1.52 per share, the weighted average exercise price of the options was $9.26 per share and the weighted average remaining vesting life was 1.3 years.  See Note 6. Stockholders’ Equity for further discussion.

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

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt.  Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2005.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR or term rates of U.S. Treasury Notes.  Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt.  For variable rate debt, such as our Unsecured Revolving Credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows.

At September 30, 2005, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $141.5 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately

$5.5 million while a 1% decrease in such rates would increase their estimated fair value by approximately $5.8 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or “Exchange Act”). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Audit Committee, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan		Maximum Number of Shares that May Yet Be Purchased Under the Plan
8/1-8/31	17,100	$19.78	(a)	17,100	(b)	2,467,100

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

3.3

Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.4

Articles Supplementary, reclassifying 5,000,000 shares of common stock into preferred stock (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed on June 27, 2003)

3.5

Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on September 17, 2003)

3.6

Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed on February 19, 2004)

3.7

Articles Supplementary, reclassifying and designating 40,000 shares of Series D Junior Participating Preferred Stock of LTC Properties, Inc. to authorized but unissued preferred stock (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on March 19, 2004)

3.8

Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock filed April 1, 2004 (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on From 10-Q for the quarter ended March 31, 2004)

3.9

Articles of Amendment replacing Section 7.1 regarding shares of stock authorized for issue is 60,000,000; made up of 45,000,000 common and 15,000,000 preferred shares filed June 24, 2004 (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.10

Articles Supplementary Classifying an additional 2,640,000 Shares of 8.0% Series F Cumulative Preferred Stock filed July 16, 2004 (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.11

Certificate of Correction to Articles of Amendment filed on June 24, 2004.  Changes par value of authorized shares of stock from $650,000 to $600,000 (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2004)

3.12	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 1996)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

LTC PROPERTIES, INC.
Registrant

Dated: November 1, 2005	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)