Form 10-K
period 2005-12-31
LTC PROPERTIES INC
filed 2006-02-23
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	71-0720518 (I.R.S. Employer Identification No.)
31365 Oak Crest Drive Suite 200 Westlake Village, California 91361 (Address of principal executive offices)
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

        Indicate by checkmark if the Registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

        Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company Yes ☐    No ☒

        The aggregate market value of voting and non-voting stock held by non-affiliates of the Company was approximately $412,369,295 as of June 30, 2005 (the last business day of the Company's most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 17, 2006 was 23,289,191.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders have been incorporated into Part III of this Report.

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

        Owned Properties.    As of December 31, 2005, our investment in owned properties consisted of 59 skilled nursing properties with a total of 7,103 beds, 88 assisted living properties with a total of 4,175 units and one school in 23 states, representing a gross investment of approximately $500.7 million. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following operators accounted for more than 10% of our 2005 rental revenue:

Lessee	Percent of Rental Revenue
Alterra Healthcare Corporation	19.0%
Extendicare Healthcare Services, Inc.	19.0%
Sunwest Management, Inc.	13.1%
CLC Healthcare, Inc.	12.7%

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

        REMIC Certificates.    In the past, we have completed securitizations by transferring mortgage loans to newly created Real Estate Mortgage Investment Conduits (or REMIC) that, in turn, issued mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC Certificates were then sold to third parties and a portion of the REMIC Certificates were retained by us. The REMIC Certificates we retained were subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retained were interest-only certificates which had no principal amount and entitled us to receive cash flows designated as interest. Between 1993 and 1998 we completed four REMIC pools. The 1993, 1994, and 1996 REMIC pools have been fully retired. During 2005, a loan was paid off in the 1998 REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. Under Emerging Issues Task Force No. 02-9 ("EITF 02-9") "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", a Special Purpose Entity ("SPE") may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we are now the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we bear all the risks and are entitled to all the rewards from the underlying loan pool. As required by EITF 02-9, the repurchase for the transferred assets was accounted for at fair value. At December 31, 2005, we did not have any investment in REMIC Certificates on our balance sheet. See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies-Securitization Transactions, Note 6. Real Estate Investments, and Note 7. Asset Securitizations for further description of our historical investments in REMIC Certificates.

        We maintain a long-term investment interest in mortgages we originate either through the direct retention of the mortgages or historically through the retention of REMIC Certificates originated in our securitizations. We are a REIT and, as such, make our investments with the intent to hold them for long-term purposes. However, in the past we have securitized a portion of our mortgage loan portfolio when a securitization provided us with the best available form of capital to fund additional long-term investments. In addition, we believe that the REMIC Certificates we retained in the past from our securitizations provided our stockholders with a more diverse real estate investment while maintaining the returns that provided value to our stockholders.

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing long-term care properties. Also see "Government Regulation" below. Primarily, as a result of obligations we had under our Secured Revolving Credit, we made few investments in years 2000 through 2002. Over the past three years (2003 through 2005), we invested approximately $59.3 million in mortgage loans and we acquired skilled nursing and assisted living properties for approximately $37.9 million. At this time, we anticipate completing some level of new investments in 2006; however, given the highly competitive environment for health care real estate acquisitions and mortgages, we can give no assurances that we will complete a significant level of new investments in 2006.

        We believe that this competitive market has created an environment of very highly priced properties and low yielding mortgages. Because our historical strategy has been to invest in low cost per bed properties, we believe there is an opportunity for us to invest additional funds in our owned properties where the lessees have high occupancies and expansion ability. This market is captive to us since we own the properties. We are actively reviewing all of our owned properties and discussing additional investments with such likely lessees. We would make these investments at rates that would approximate our historical lease rates.

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

        We believe that assisted living facilities are an important sector in the long-term care market and our investments include direct ownership of assisted living properties. For assisted living investments we have attempted to diversify our portfolio both geographically and across product levels. Thus, we believe that although the majority of our investments are in affordably priced units, our portfolio also includes upscale units in appropriate markets with certain operators.

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

Competition

        In the health care industry, we compete for real property investments with health care providers, other health care related REITs, real estate partnerships, banks, venture capital funds and other investors. Many of our competitors are significantly larger and have greater financial resources and lower cost of capital than we have available to us. Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and the availability and our cost of capital.

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

        A significant portion of the revenue of our skilled nursing facility borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. There have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2005, nursing home rates were cut or frozen in 10 states in fiscal year 2005 and cuts were planned in 15 states in fiscal year 2006. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

        Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our skilled nursing property borrowers and lessees and to a much lesser extent our assisted living property borrowers and lessees and thereby adversely affect those borrowers' and lessees' abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

        On August 4, 2005, the Centers for Medicare & Medicaid Services, commonly known as CMS, published a final rule updating skilled nursing facility prospective payment rates for fiscal year 2006, which began October 1, 2005. This update implements refinements to the patient classification system and triggers the expiration of a temporary payment add-on for certain high-acuity patients, effective January 1, 2006. The final rule also adopts a 3.1 percent market basket increase for fiscal year 2006.

CMS estimates that the final rule will have no net financial impact on skilled nursing facilities in fiscal year 2006 because the $1.02 billion reduction due to the expiration of temporary add-on payments will be more than offset by a $510 million increase from the refined classification system and a $530 million increase from the payment rate update. While the fiscal year 2006 skilled nursing facility rates will not decrease payments to skilled nursing facilities, the loss of revenues associated with future changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Legislative Developments

        Each year, legislative proposals are proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are additional cost controls on the Medicare and Medicaid programs, health care provider cost-containment initiatives, health care coverage expansion for the uninsured, measures to prevent medical errors, limits on damages that could be claimed in physician malpractice lawsuits, and a "Patient Bill of Rights" to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our business.

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

Insurance

        It is our current policy and we intend to continue this policy that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance in the specific amounts required by our leases or mortgages because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long-term care facilities. Additionally, in the past, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

Employees

        We currently employ 12 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

  Eighth, if we have taxable REIT subsidiaries, we will also be subject to a tax of 100% on the amount of any rents from real property, deductions or excess interest paid to us by any of our taxable REIT subsidiaries that would be reduced through reapportionment under certain federal income tax principles in order to more clearly reflect income for the taxable REIT subsidiary.

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

        If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are eligible for relief. These relief provisions will be generally available if: our failure to meet the tests was due to reasonable cause and not due to willful neglect, we attach a schedule of the sources of our income to our return; and any incorrect information on the schedule was not due to fraud with intent to evade tax.

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

        REMIC. A regular or residual interest in a REMIC will be treated as a real estate asset for purposes of the REIT asset tests, and income derived with respect to such interest will be treated as interest on an obligation secured by a mortgage on real property, assuming that at least 95% of the assets of the REMIC are real estate assets. If less than 95% of the assets of the REMIC are real estate assets, only a proportionate share of the assets of and income derived from the REMIC will be treated as qualifying under the REIT asset and income tests. All of our historical REMIC Certificates were secured by real estate assets, therefore we believe that our historic REMIC interests fully qualified for purposes of the REIT income and asset tests.

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

        99 Act.    The 99 Act made a number of substantial changes to the qualification and tax treatment of REITs. Certain of those provisions were subsequently modified by the 2004 Act effective concurrently with the 99 Act. The following is a brief summary of certain of the significant REIT provisions in the 99 Act, as modified by the 2004 Act.

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

        Posted on our website and available upon request of any shareholder to our Investor Relations Department are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code Business Conduct and Ethics and any waiver applicable to our senior financial officers and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors. Our Investor Relations Department can be contacted at:

LTC Properties, Inc.
31365 Oak Crest Drive, Suite #200
Westlake Village, California 91361
Attn: Investor Relations
(805) 981-8655

        You may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference

Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file. The address of the SEC website is www.sec.gov.

        Our company is listed on the New York Stock Exchange (or NYSE), ticker symbol LTC. Section 303A.12(a) of the NYSE Listed Company Manual requires that listed companies disclose in their annual report to stockholders that the previous year's NYSE Annual CEO Certification has been filed with the NYSE and disclose any qualifications. We filed, with the NYSE, our Annual CEO Certification for our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 without any qualifications.

Item 1A.    RISK FACTORS

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

        A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock. In December 2005, we declared a $0.12 per share monthly dividend for the first quarter of calendar 2006. During calendar 2005, we paid a $0.30 dividend in the first quarter and a $0.11 monthly dividend in each of the second, third and fourth quarters on our common stock. During calendar 2004, we paid a

$0.25 dividend in the first quarter, a $0.275 dividend in the second quarter and a $0.30 dividend in each of the third and fourth quarters on our common stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

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

        Income and Returns from Health Care Facilities Can be Volatile.    The possibility that the health care properties in which we invest will not generate income sufficient to meet operating expenses, will generate income and capital appreciation, if any, at rates lower than those anticipated or will yield returns lower than those available through investments in comparable real estate or other investments are additional risks of investing in health care related real estate. Income from properties and yields from investments in such properties may be affected by many factors, including changes in governmental regulation (such as zoning laws and government payment), general or local economic conditions (such as fluctuations in interest rates and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as hurricanes, earthquakes and floods) or similar factors.

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

        We Rely on a Few Major Operators.    Extendicare Healthcare Services, Inc. (or EHSI), a wholly owned subsidiary of Extendicare Inc., leases 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.6%, or $68.1 million, of our total assets at December 31, 2005.

        Alterra Healthcare Corporation (or Alterra), a wholly owned subsidiary of Brookdale Senior Living, Inc., leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.5%, or $67.2 million, of our total assets at December 31, 2005.

        CLC Healthcare, Inc. (or CLC) operates 26 skilled health care properties with a total of 3,014 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 9.5% or $55.6 million of our total assets at December 31, 2005.

        Sunwest Management, Inc. (or Sunwest) operates eight assisted living properties with a total of 958 units that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 9.5% or $55.6 million of our total assets at December 31, 2005. Subsequent to December 31, 2005, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we will recognize a gain of $31.9 million in 2006.

        Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

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

        A significant portion of the revenue of our borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of substantial health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. There have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2005, nursing home rates were cut or frozen in 10 states in fiscal year 2005 and in 15 states in fiscal year 2006 (although nursing homes were the provider group most likely to be granted a rate increase in both years, with increases in 41 states in fiscal year 2005 and in 36 states in fiscal year 2006). Moreover, health care facilities have experienced increasing pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

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

        On August 4, 2005, the Centers for Medicare & Medicaid Services, commonly known as CMS, published a final rule updating skilled nursing facility prospective payment rates for fiscal year 2006, which began October 1, 2005. This update implements refinements to the patient classification system and triggers the expiration of a temporary payment add-on for certain high-acuity patients, effective January 1, 2006. The final rule also adopts a 3.1 percent market basket increase for fiscal year 2006. CMS estimates that the final rule will have no net financial impact on skilled nursing facilities in fiscal year 2006 because the $1.02 billion reduction due to the expiration of temporary add-on payments will be more than offset by a $510 million increase from the refined classification system and a $530 million increase from the payment rate update. While the fiscal year 2006 skilled nursing facility rates will not decrease payments to skilled nursing facilities, the loss of revenues associated with future changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

        Congress and the States Have Enacted Health Care Reform Measures. The health care industry continues to face various challenges, including increased government and private payor pressure on health care providers to control costs. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long-term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. Skilled nursing facilities needed to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. Since the skilled nursing facility prospective payment system was enacted, several then publicly held operators of long-term care facilities and at least two then publicly held operators of assisted living facilities have filed for reorganization under Chapter 11 of the federal bankruptcy laws. While certain long-term care operators and both assisted living operators have emerged from bankruptcy, during their reorganizations and in some instances subsequent thereto, they reduced their operations by rejecting leases and/or defaulting on loans resulting in properties being returned to lessors or lenders. There can be no assurances given that there will not be additional bankruptcies of skilled nursing and assisted living operators in the future.

        In recent years, Congress has adopted legislation to somewhat mitigate the impact of the Balanced Budget Act on providers, including skilled nursing facilities. Most recently, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173). In addition to providing expanded Medicare prescription drug coverage, the new act modifies Medicare payments to a variety of health care providers. With respect to skilled nursing facilities, the act provides a temporary 128% increase in the Medicare payment for skilled nursing facility residents with acquired immune deficiency syndrome, applicable to services furnished on or after October 1, 2004.

        On the other hand, in February 2006 Congress gave final approval to the Deficit Reduction Act (or DRA), which will reduce net Medicare and Medicaid spending by approximately $11 billion over five years. Among other things, the legislation reduces Medicare skilled nursing facility bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid, and strengthens Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage. Congress may consider legislation in the future that would further restrict Medicare and Medicaid funding. No assurances can be given that any additional Medicare or Medicaid legislation enacted by Congress would not reduce Medicare or Medicaid reimbursement to skilled nursing facilities or result in additional costs for operators of skilled nursing facilities.

        On February 6, 2006, the Bush Administration released its fiscal year (FY) 2007 budget proposal, which would reduce Medicare spending by $2.5 billion in FY 2007 and $35.9 billion over 5 years. In particular, the budget would freeze payments in fiscal year 2007 for skilled nursing facilities, among other providers. In 2008 and 2009, the payment update would be market basket minus 0.4 percent. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45 percent of total Medicare financing. The budget also includes a series of proposals impacting Medicaid, including administrative changes to the financing structure of Medicaid that would save more than $12 billion over five years. These changes include proposed reforms to Medicaid provider taxes, which some states use to finance Medicaid long term care services.

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

        Moreover, many states are facing significant budget shortfalls, and all states have taken steps in recent years to implement cost controls within their Medicaid programs, including freezes or reductions in nursing home reimbursement in some states. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2005, nursing home rates were cut or frozen in 10 states in fiscal year 2005 and in 15 states in fiscal year 2006 (although nursing homes were the provider group most likely to be granted a rate increase in both years, with increases in 41 states in fiscal year 2005 and in 36 states in fiscal year 2006). The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process. Moreover, the DRA includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together the provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities and homes for persons with disabilities. In light of continuing state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could effect their ability to meet their contractual obligations to us.

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

        We Could Fail to Collect Amounts Due Under Our Straight-line Rent Receivable Asset.    Straight-line accounting requires us to calculate the total fixed rent we will receive over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease rental income recorded in the early years of a lease is higher than the actual cash rent received, which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. We periodically assess the collectibility of the deferred rent receivable. If during our assessment we determined that we were unlikely to collect a portion or all of the deferred rent receivable balance, we may record an impairment charge in current period earnings for the portion, up to its full value, that we estimate will not be recovered.

        Our Assets May be Subject to Impairment Charges.    We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and a non-cash impact on funds from operations in the period in which the write-off occurs.

        A Failure to Reinvest Cash Available to Us Could Adversely Affect Our Future Revenues and Our Ability to Increase Dividends to Stockholders; There is Considerable Competition in Our Market for Attractive Investments.    From time to time, we will have cash available from (1) proceeds of sales of shares of securities, (2) proceeds from new debt issuances, (3) principal payments on our mortgages and other investments, (4) sale of properties, and (5) funds from operations. We may reinvest this cash in health care investments in accordance with our investment policies, repay outstanding debt or invest in qualified short-term or long-term investments. We compete for real estate investments with a broad variety of potential investors. The competition for attractive investments negatively affects our ability to make timely investments on acceptable terms. Delays in acquiring properties or making loans will negatively impact revenues and perhaps our ability to increase distributions to our stockholders.

        Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Stockholders.    We intend to operate so as to qualify as a REIT under the Internal Revenue Code (the Code). We believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Code beginning with our taxable year ended December 31, 1992. However, it is possible that we have been organized or have operated in a manner which would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating annually at least 90% (95% for taxable years ending prior to January 1, 2001) of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Investment Portfolio

        At December 31, 2005, our "direct real estate investment portfolio" (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 126 skilled nursing properties with 14,792 beds, 101 assisted living properties with 5,108 units and two schools in 33 states. We had approximately $500.7 million (before accumulated depreciation of $95.8 million) invested in properties we own and lease to lessees and approximately $149.3 million invested in mortgage loans (before allowance for doubtful accounts of $1.3 million). Subsequent to December 31, 2005, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we will recognize a gain of $31.9 million in 2006.

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

        Owned Properties.    At December 31, 2005, we owned 59 skilled nursing properties with a total of 7,103 beds, 88 assisted living properties with a total of 4,175 units and one school in 23 states, representing a gross investment of approximately $500.7 million. The properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 30 years. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of our leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility. Most of the leases contain renewal options. Subsequent to December 31, 2005, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we will recognize a gain of $31.9 million in 2006.

        The following table sets forth certain information regarding our owned properties as of December 31, 2005 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs		No. of Schools	No. of Beds/Units(1)	Encumbrances		Lease Term(2)	Current Investment
Alabama	3	1		—	458	$—		93	$16,539
Arizona	5	3	(5)	—	1,220	—		172	50,128
California	1	3	(5)	—	436	17,002		73	36,713
Colorado	4	6		—	562	6,415		244	27,265
Florida	3	6		—	776	2,172		173	32,082
Georgia	2	1		—	292	—		70	6,550
Idaho	—	4		—	148	—		108	9,756
Indiana	—	2		—	78	—		108	5,070
Iowa	7	1		—	645	—		325	16,925
Kansas	3	4		—	398	—		256	16,836
Nebraska	—	4		—	156	—		108	9,332
New Jersey	—	1		1	39	—		123	12,195
New Mexico	7	1	(5)	—	972	—		140	56,693
N. Carolina	—	5		—	210	—		180	13,096
Ohio	1	11		—	533	19,842		143	45,939
Oklahoma	—	6		—	221	4,333		180	12,315
Oregon	1	4	(5)	—	325	3,824		82	17,812
Pennsylvania	—	1		—	69	4,985		148	8,327
S. Carolina	—	3		—	128	—		180	7,610
Tennessee	3	—		—	201	—		154	3,866
Texas	16	13		—	2,660	4,142		210	66,997
Virginia	3	—		—	443	—		297	9,597
Washington	—	8		—	308	5,935		108	19,080

TOTAL	59	88		1	11,278	$68,650	(3)		$500,723	(4)

1.
Number of beds/units applies to skilled nursing properties and assisted living residences only.

2.
Weighted average remaining months in lease term as of December 31, 2005.

3.
Consists of: i) $58,891 of non-recourse mortgages payable by us secured by 18 assisted living properties with 961 units, ii) $5,935 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units, and iii) $3,824 of multi-unit housing non-recourse tax-exempt revenue bonds on one assisted living property in Oregon with 112 units. As of December 31, 2005 our gross investment in properties encumbered by mortgage loans, bonds and capital leases was $107,901.

4.
Of the total, $210,386 relates to investments in skilled nursing properties, $281,067 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

5.
Subsequent to December 31, 2005, we sold four assisted living properties, one in each specific state, operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58,500. We received $54,573 in proceeds after paying approximately $3,800 of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we will recognize a gain of $31,939 in 2006.

        Mortgage Loans.    At December 31, 2005, we had 70 mortgage loans secured by first mortgages on 67 skilled nursing properties with a total of 7,689 beds, 13 assisted living properties with 933 units and one school located in 23 states. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following table sets forth certain information regarding our mortgage loans as of December 31, 2005 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/ Units	Interest Rate %	Average Months to Maturity	Face Amount of Mortgage Loans	Current Amount of Mortgage Loans		Current Annual Debt Service (1)
Alabama	2	—	—	160	9.50-10.88	101	$4,287	$4,188		$459
Arkansas	1	—	—	174	11.33	63	2,000	1,518		250
California	9	1	—	1,301	9.75-12.60	97	21,816	17,476		2,990
Colorado	1	—	—	177	11.83	6	2,000	1,789		251
Florida	6	1	—	811	10.16-12.83	20	24,350	21,852		3,076
Georgia	5	—	—	449	10.00-12.05	39	12,200	11,386		1,356
Illinois	1	—	—	120	10.46	27	1,950	1,768		221
Iowa	2	1	—	203	12.02-12.75	21	7,600	7,015		975
Louisiana	1	—	—	127	11.89	131	1,600	1,292		211
Michigan	1	—	—	196	12.00	59	3,000	2,242		391
Minnesota	—	—	1	—	5.52	162	3,751	3,751		207
Missouri	2	—	—	190	9.76-10.23	87	3,000	2,567		336
Montana	2	1	—	197	12.02-12.64	37	7,946	7,353		1,006
Nebraska	1	4	—	245	10.93-12.39	30	12,111	11,411		1,504
Nevada	1	—	—	100	11.50	55	1,200	880		151
Ohio	1	—	—	150	11.09	4	5,200	4,573		620
Oklahoma	2	—	—	273	12.03	92	2,600	1,574		242
S. Carolina	—	2	—	134	11.00	45	4,000	3,972		470
S. Dakota	—	1	—	34	12.39	39	2,346	2,260		297
Tennessee	2	—	—	190	9.75-10.25	86	5,675	4,865		651
Texas	24	2	—	3,101	10.05-12.85	61	43,465	31,785		5,309
Washington	2	—	—	175	12.40-12.63	80	2,600	2,014		530
Wisconsin	1	—	—	115	11.00	134	2,200	1,801		272

TOTAL	67	13	1	8,622			$176,897	$149,332	(2)	$21,775

1.
Includes principal and interest payments.

2.
Of the total current principal balance, $113,020 relates to investments in skilled nursing properties, $32,561 relates to investments in assisted living properties and $3,751 relates to an investment in a school. This balance is gross of allowance for doubtful accounts.

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

	2005		2004
	High	Low	High	Low
First Quarter	$20.00	$16.87	$18.16	$14.47
Second Quarter	$21.95	$16.50	$18.70	$14.30
Third Quarter	$23.92	$19.26	$18.99	$16.24
Fourth Quarter	$22.23	$19.30	$20.23	$17.73
(b)
As of December 31, 2005 we had approximately 487 stockholders of record of our common stock.

(c)
We declared total cash distributions on common stock as set forth below:

	2005		2004
First Quarter	$0.300		$0.250
Second Quarter	$0.660		0.275
Third Quarter	$0.330		0.300
Fourth Quarter	$0.360	(1)	0.300

	$1.650		$1.125

  (1)
  Represents a $0.12 per share monthly dividend declared in the fourth quarter of 2005 which is payable during the first quarter of 2006.

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

(d)
Securities authorized for issuance under equity compensation plans as of December 31, 2005 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	110,200	$9.26	577,850
Equity compensation plans not approved by security holders	—	—	—

Total	110,200	$9.26	577,850

Item 6.    SELECTED FINANCIAL INFORMATION

        The following table of selected financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2005		2004	2003	2002	2001
	(In thousands, except per share amounts)
Operating Information:
Total revenues	$72,992		$62,733	$59,338	$63,518	$64,137
Income from continuing operations	51,123		32,700	19,332	15,612	11,730
Preferred stock dividends	(17,343)		(17,356)	(16,596)	(15,042)	(15,077)
Preferred stock redemption charge	—		(4,029)	(1,241)	—	—
Net income (loss) available to common stockholders	35,366		15,003	6,482	16,761	(17,985)
Per share Information:
Net Income (Loss) per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$1.51		$0.58	$0.08	$0.03	$(0.14)

Diluted	$1.49		$0.58	$0.08	$0.03	$(0.14)

Net Income (Loss) Per Common Share Available to Common Stockholders:
Basic	$1.58		$0.77	$0.36	$0.91	$(0.75)

Diluted	$1.56		$0.77	$0.36	$0.91	$(0.75)

Common Stock Distributions declared	$1.65	(1)	$1.125	$0.65	$0.40	$0.00

Balance Sheet Information:
Total assets	$585,271		$547,880	$574,924	$599,925	$648,568
Total debt(2)	92,361		96,764	149,765	223,787	280,528

(1)
Represents $1.29 per share paid and $0.36 per share accrued at December 31, 2005.

(2)
Includes bank borrowings, mortgage loans payable, bonds payable and capital lease obligations and senior participation payable

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992. We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. The following table summarizes our portfolio as of December 31, 2005:

Type of Property	Gross Investments (in thousands)		Percentage of Investments	Revenues(2) (in thousands)	Percentage of Revenues	Number of Properties	Number of Beds/Units	Investment per Bed/Unit (in thousands)	Number of Operators(1)	Number of States(1)
Assisted Living Properties	$313,628	(3)	48.2%	$34,518	50.0%	101	5,108	$61.40	10	23
Skilled Nursing Properties	323,407		49.8%	33,181	48.0%	126	14,792	21.86	52	25
Schools	13,020		2.0%	1,409	2.0%	2	N/A	N/A	2	2

Totals	$650,055		100.0%	$69,108	100.0%	229	19,900

(1)
We have investments in 33 states leased or mortgaged to 59 different operators.

(2)
Revenues exclude interest and other income from non-mortgage loan sources and the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable.

(3)
Subsequent to December 31, 2005, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58,500. We received $54,573 in proceeds after paying approximately $3,800 of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we will recognize a gain of $31,939 in 2006.

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

        For the twelve months ended December 31, 2005, rental income and interest income represented 71% and 20%, respectively, of total gross revenues (excluding the effect of the note payoff by CLC and HHI as more fully described in Note 3. Notes Receivable). Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. We also utilize lease structures that contain annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimized non-cash straight-line rent over time.

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

Key Transactions

        During 2005 we purchased three skilled nursing properties in New Mexico as discussed in Note 6. Real Estate Investments. In addition, we sold 1,500,000 shares of common stock in a registered direct placement as discussed in Note 11. Stockholders' Equity.

        Subsequent to December 31, 2005, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we will recognize a gain of $31.9 million in 2006.

Key Performance Indicators, Trends and Uncertainties

        We utilize several key performance indicators to evaluate the various aspects of our business. These indicators are discussed below and relate to concentration risk and credit strength. Management uses these key performance indicators to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for business planning purposes.

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

	Period Ended
	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
	(gross investment, in thousands)
Asset mix:
Real property	$500,723	$500,430	$474,447	$471,635	$469,117
Loans receivable	149,332	153,740	113,469	102,919	92,158
REMIC Certificates	—	—	30,616	40,796	44,053
Investment mix:
Assisted living properties	$313,628	$313,742	$313,561	$313,599	$310,530
Skilled nursing properties	323,407	327,408	261,335	247,935	237,725
School	13,020	13,020	13,020	13,020	13,020
REMIC Certificates	—	—	30,616	40,796	44,053
Operator mix:
Alterra	$84,194	$84,194	$84,194	$84,194	$84,194
Center Healthcare, Inc.	71,580	73,802	73,334	72,824	65,198
EHSI	88,034	88,034	88,034	88,105	88,105
Sunwest(1)	64,803	64,814	64,615	64,520	64,043
Remaining operators	341,444	343,326	277,739	264,911	259,735
Geographic mix:
California	$54,185	$56,257	$50,788	$53,211	$46,312
Colorado(2)	29,054	29,066	27,263	27,164	27,169
Florida	53,935	53,893	47,471	44,512	44,534
Iowa(2)	23,954	23,963	20,993	20,925	20,936
Ohio	50,511	50,537	50,562	50,061	50,084
Texas	98,781	99,198	88,165	86,728	83,845
Remaining states	339,635	341,256	302,674	291,953	288,395

(1)
Subsequent to December 31, 2005, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we will recognize a gain of $31.9 million in 2006.

(2)
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

	Three Months Ended
	12/31/05		9/30/05		6/30/05		3/31/05		12/31/04
Debt to book capitalization ratio	16.9%		15.8%		18.4%		18.4%		18.8%
Debt to market capitalization ratio	11.9%		11.1%		12.8%		14.3%		13.3%
Interest coverage ratio	8.7	x	7.7	x	7.1	x	6.8	x(1)	6.4	x
Fixed charge coverage ratio	2.7	x	2.6	x	2.4	x	2.3	x(1)	2.2	x

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

Operating Results

Year ended December 31, 2005 compared to year ended December 31, 2004

        Revenues for the year ended December 31, 2005, were $73.0 million compared to $62.7 million for the same period in 2004. Rental income increased $7.9 million primarily as a result of receiving the note payoff from CLC Healthcare, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI), as described in Note 8. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million), the receipt of rent from properties acquired in 2004 and 2005 ($1.4 million), new leases and rental increases provided for in existing lease agreements ($2.4 million) and an increase in straight-line rental income ($0.4 million). Same store rental income, (rental income from properties owned for both years ended December 31, 2005 and 2004 and excluding straight-line rental income) increased $6.1 million due to the effect of receiving the note payoff from CLC and HHI, part of which related to past due rents that were not accrued ($3.7 million) and rental increases provided for in existing lease agreements ($2.4 million).

        Interest income from mortgage loans and notes receivable increased $5.4 million primarily as a result of new loans ($6.1 million) partially offset by the payoff of loans ($0.3 million), the conversion of a mortgage loan to an owned property ($0.3 million) and principal payments ($0.1 million).

        Interest income from REMIC Certificates decreased $3.9 million in 2005 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, the amortization of our remaining REMIC Certificates, the early payoff of certain mortgage loans underlying our investment in REMIC Certificates, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 6. Real Estate Investments.

        Interest and other income increased $0.9 million in 2005 from the prior year primarily as a result of receiving the note payoff from CLC and HHI, as described in Note 8. Notes Receivable, part of which related to past due interest on the note that was not accrued ($2.3 million), partially offset by conversions of notes receivable to mortgage loans, a reduction in loan modification and extension fees received from the REMIC Trust as per our subservicing agreement and a decrease in interest income from our investment in Assisted Living Concepts, Inc. Senior and Junior Notes that were redeemed in the first quarter of 2004.

        Interest expense decreased $3.2 million in 2005 from the prior year primarily due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans.

        Depreciation and amortization expense for 2005 increased $0.9 million from the prior year due to acquisitions. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

        We perform periodic comprehensive evaluations of our investments. During 2005 we did not record an impairment charge. During 2004, we recorded a $0.3 million impairment charge related to the reclassification of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss.

        Legal expenses during 2005 were comparable to 2004.

        Operating and other expenses increased $1.2 million due to a special $1.0 million bonus paid out related to the realization of the value of a note receivable, as described in Note 8. Notes Receivable, and expenses paid in the current year on behalf of certain operators.

        During 2005, we realized $6.2 million of non-operating income related to the note receivable paid of by CLC and HHI, as described in Note 8. Notes Receivable ($3.6 million of which was in Accumulated Comprehensive Income at December 31, 2004). The $6.2 million of non-operating income is net of $1.3 million of legal and investment advisory fees associated with the transaction that resulted in the note payoff. No non-operating income was recognized in 2004.

        Minority interest in income decreased $0.5 million due to the conversion of all but one of the interests in eight of our limited partnerships to common stock and cash in 2004.

        For the year ended December 31, 2005, net income from discontinued operations was $1.6 million. During 2005, we sold a closed skilled nursing property located in Texas to a third party who wanted to use the property to house victims of hurricane Katrina. As part of our company's hurricane relief efforts, we sold the property for $1,000 and in addition, donated $50,000 in cash to the American Red Cross hurricane Katrina relief fund. As a result of the sale, we recognized a loss of $0.8 million. Also, we sold a skilled nursing property with 53 beds in New Mexico for $0.5 million in cash and recognized a loss of $0.7 million. During 2005 we realized $3.1 million in income from discontinued operations related to properties that were sold in 2005 and those properties that were held for sale at December 31, 2005 (see Note 6. Real Estate Investments for discussion of the four assisted living properties sold subsequent to December 31, 2005). This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations".

        For the year ended December 31, 2004, net income from discontinued operations was $3.7 million. During 2004 we sold five skilled nursing properties, two of which were formerly operated by Sun Healthcare Group, Inc. (or Sun) resulting in a gain on sale of $0.6 million. We also realized

$3.1 million in income from discontinued operations related to properties that were sold during 2004 and 2005 and related to properties held for sale at December 31, 2005. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations".

        We did not redeem any of our preferred stock during 2005. During 2004, we redeemed all of our outstanding Series A and Series B preferred stock. Accordingly, we recognized a $4.0 million preferred stock redemption charge related to the original issue costs of the preferred stock redeemed. Preferred stock dividends in 2005 were comparable to 2004.

        Net income available to common stockholders for the year ended December 31, 2005, was $35.4 million compared to $15.0 million for the year ended December 31, 2004. This increase is due primarily to an increase in rental income and non-operating income and a decrease in interest expense and preferred stock redemption charges as previously discussed. Excluding the effects of the CLC and HHI note receivable payoff, net income available to common stockholders was $23.7 million in 2005. Excluding the effects of the preferred stock redemption charge, net income available to common stockholders was $19.0 million in 2004.

Year ended December 31, 2004 compared to year ended December 31, 2003

        Revenues for the year ended December 31, 2004, were $62.7 million compared to $59.3 million for the same period in 2003. Rental income increased $6.0 million primarily as a result of the effect of receiving rent for the entire year of 2004 on properties formerly leased to Sun as compared to receiving one month of rent from Sun in 2003 ($1.0 million), receiving rent in 2004 on properties formerly leased to CLC which were on non-accrual in the first eight months of 2003 ($3.0 million), the receipt of rent from properties acquired in 2003 and 2004 ($0.6 million), an increase due to straight-line rental income ($1.1 million), new leases and rental increases provided for in existing lease agreements ($0.8 million), partially offset by the one time receipt in 2003 of past due rents on non-accrual ($0.5 million). Same store rental income, (rental income from properties owned for both years ended December 31, 2004 and 2003 and excluding straight-line rental income) increased $4.3 million due to the effect of receiving rent in 2004 on properties formerly leased to Sun ($1.0 million) and CLC ($3.0 million) and rental increases provided for in existing lease agreements ($0.8 million), partially offset by the one time receipt in 2003 of past due rents on non-accrual ($0.5 million).

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

        Interest expense decreased $8.9 million in 2004 from 2003. Included in interest expense for 2003 was a $2.1 million write-off of debt issue costs related to our early retirement of our Secured Revolving Credit. Interest expense decreased due to a decrease in average borrowings outstanding during the year and a decrease in amortization of debt issue costs on our Unsecured Revolving Credit compared to the amortization of debt issue costs on the Secured Revolving Credit we had during most of 2003.

        Depreciation and amortization expense for 2004 increased $0.5 million from the prior year due to acquisitions. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

        We perform periodic comprehensive evaluations of our investments. In 2004, during our evaluation of the realizability of expected future cash flows from the mortgages underlying our REMIC Certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a $0.3 million impairment charge reclassifying a portion of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss to reflect the estimated impact on future cash flows from loan prepayments related to certain subordinated REMIC Certificates we hold. During 2003 we recorded a $1.3 million impairment charge related primarily the reclassification of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss.

        Legal expenses were $0.9 million lower in 2004 than in 2003 due to lower costs for general litigation defense. Operating and other expenses decreased $1.3 million due to lower property tax payments made on behalf of operators and for closed and unsold properties in 2004 as compared to 2003.

        Non-operating income of $2.0 million was recognized in 2003 as a result of the early redemption of secured notes that we owned. No non-operating income was recognized in 2004. Minority interest in income decreased $0.4 million due to the conversion of all but one of the interests in eight of our limited partnerships to common stock and cash in 2004.

        For the year ended December 31, 2004, net income from discontinued operations was $3.7 million. During 2004 we sold five skilled nursing properties, two of which were formerly operated by Sun resulting in a gain on sale of $0.6 million. During 2004 we reported income from discontinued operations of $3.1 million related to properties sold in 2004 and 2005 and properties held for sale at December 31, 2005. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations." During 2003 we recognized a $2.3 million gain related to sale of eight skilled nursing properties and reported $2.7 million in income from discontinued operations related to properties sold in 2004 and 2005 and properties held for sale at December 31, 2005.

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

        Impairments.    Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property as per SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning January 1, 2002. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

        In the past, to the extent there were defaults or unrecoverable losses on the underlying mortgages of the REMIC Certificates resulting in reduced cash flows, the subordinated certificates we held, in general, bore the first risk of loss. In accordance with EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", management evaluated the realizability of expected future cash flows periodically. Management included in its evaluation such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may have impacted the amount and timing of REMIC Certificate future cash flows. An impairment was recorded in current period earnings when management believed that it was likely that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. At December 31, 2005 we did not have any investment in REMIC Certificates. At December 31, 2004 we had $44.1 million invested in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates

        Securitization Transactions.    We are a REIT and, as such, make investments with the intent to hold them for long-term purposes. However, in the past, we transferred mortgage loans to a REMIC, a qualifying special-purpose entity, when a securitization provided us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration was given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.

        A securitization was completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (or REMIC Corp.) was formed and selected mortgage loans were sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transferred the loans to a trust (or REMIC Trust) in exchange for commercial mortgage pass-through certificates (or REMIC Certificates) which represented beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust was a qualifying special purpose entity from which the mortgages were isolated from us and the REMIC Corp. Holders of REMIC Certificates issued by the REMIC Trust had the right free of any conditional constraints to pledge or exchange those interests, and neither we or the REMIC Corp. maintained effective control over the transferred assets (the mortgages). The REMIC Trust was administered by a third-party trustee solely for the benefit of the REMIC Certificate holders; however, we were the Special or Sub-servicer.

        Under the securitization structure described above, we accounted for the transfer of the mortgages as a sale and any gain or loss was recorded in earnings. The gain or loss was equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by us were recorded at their fair value at the date of the transaction. We had no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates)

were sold to third-party investors. Consequently, the financial statements of the REMIC Trust were not consolidated with those of our company for financial reporting purposes.

        REMIC Certificates historically retained by us as consideration for the mortgages sold were accounted for at fair value. In determining fair value on the date of sale, management considered various factors including, pricing of the certificates sold relative to the certificates retained as evaluated by the underwriters, discount rates and applicable spreads at the time of issuance for similar securities (or adjustments thereto if no comparable securities are available), assumptions regarding prepayments including the weighted-average life of prepayable assets, if any, and estimates relating to potential realized credit losses.

        The REMIC Certificates issued by the REMIC Trust included various levels of senior, subordinated, interest-only and residual classes. The subordinated REMIC Certificates generally provided a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) were then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates were retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither we, nor the REMIC Corp. were obligated to purchase any of the REMIC Trust assets or assume any liabilities. At December 31, 2005 we did not have any investment in REMIC Certificates. At December 31, 2004 we had $44.1 million invested in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates

        Description of the REMIC Certificates.    REMIC Certificates represented beneficial ownership interests in the REMIC Trust and were grouped into three categories; senior, subordinated and subordinated interest-only (or interest-only). The REMIC Certificates sold to third-party investors were the senior certificates and those retained by us were the subordinated certificates. The senior and the subordinated certificates had stated principal balances and stated interest rates (or pass-through rates). The interest-only REMIC Certificates had no stated principal but were entitled to interest distributions. Interest distributions on the interest-only REMIC Certificates were typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. Interest and principal distributions were made in order of REMIC Certificate seniority. As such, to the extent there were defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us, in general, bore the first risk of loss. Management evaluated the realizability of expected future cash flows periodically. An impairment was recorded in current period earnings when management believed that it was probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

        In addition to the risk from credit losses, the interest-only Certificates were also subject to prepayment risk, in that prepayments of the underlying mortgages reduce future interest payments of which a portion flowed to the interest-only Certificates, thus, reducing their effective yield. The Certificates' fair values were estimated, in part, based on a spread over the applicable U.S. Treasury rate, and consequently, were inversely affected by increases or decreases in such interest rates. There were no active market in these securities from which to readily determine their value. The estimated fair values of both classes of Certificates were subject to change based on the estimate of future prepayments and credit losses, as well as fluctuations in interest rates and market risk. Although we were required to report our REMIC Certificate investments available for sale at fair value, many of the factors considered in estimating their fair value were difficult to predict and were beyond the control of our management, consequently, changes in the reported fair values could have varied widely and may not have been indicative of amounts immediately realizable if our company was forced to liquidate any of the Certificates.

        Mortgage Loans Receivable.    Mortgage loans receivable are recorded on an amortized costs basis. We maintain a valuation allowance based upon the expected collectibility of our mortgage loans receivable. Changes in the valuation allowance are included in current period earnings. In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" we evaluate the carrying values of our mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgages when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deteriorations of the financial conditions of the borrowers, indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

        Mortgage Servicing Rights.    Historically, we sub-serviced mortgage loans that were collateral for REMIC Certificates issued in our securitization transactions for which we received servicing fees, based on market rates for such services at the time the securitization was completed, equal to a fixed percentage of the outstanding principal on the collateral loans. A separate asset for servicing rights was not recognized since the servicing fees received only adequately compensated us for the cost of servicing the loans. The fair value of servicing rights for mortgage loans originated and retained by us were estimated based on the fees received for servicing mortgage loans that served as collateral for REMIC Certificates. All costs to originate mortgage loans were allocated to the mortgage loans since the fair value of servicing rights only sufficiently covered the servicing costs. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates

        Revenue Recognition.    Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the amounts have been received.

        Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 "Revenue Recognition in Financial Statements" (or SAB 101) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid rental income from that lease until the amounts have been received.

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

        Historically, management periodically evaluated the realizability of future cash flows from the mortgages underlying our REMIC Certificates. Included in our evaluation, management considered such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may have impacted the amount and timing of REMIC Certificate future cash flows. Impairments were recorded when an adverse change in cash flows was evident and was determined to be other than temporary in nature. Additionally, interest recognition amortization schedules were adjusted periodically to reflect changes in expected future cash flows from the REMIC Certificates, thus, accordingly adjusting future interest income recognized. At December 31, 2005 we did not have any investment in REMIC Certificates. At December 31, 2004 we had $44.1 million invested in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates

Liquidity and Capital Resources

Financing Activities:

        During 2005, we used $13.9 million in cash in financing activities. We borrowed $30.7 million and repaid $14.7 million under our Unsecured Revolving Credit. Additionally, $3.9 million in principal was received by the non-recourse senior mortgage participation holder and we paid $9.5 million in principal payments on mortgage loans, bonds payable and capital lease obligations.

        During the third quarter of 2005, we sold 1,500,000 shares of common stock in a registered direct placement for $22.08 per share. Net proceeds of $32.6 million were used for general corporate purposes including acquisitions, loan originations and debt retirement.

        During 2005, we repurchased and retired 184,700 shares of common stock for an aggregate purchase price of $3.3 million, an average of $17.85 per share. We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $3.3 million, $0.9 million and $13.3 million respectively. Additionally, we declared cash dividends on our common stock totaling $37.3 million ($8.4 million of which was accrued at year end) and paid cash dividends on our common stock totaling $28.9 million.

        In 2005 we received $0.3 million principal payments on a note receivable from a stockholder. At December 31, 2005, we have one note receivable from a stockholder with a principal balance of $0.2 million outstanding. This note matures in December 2006. During the nine months ended September 30, 2005, we received $0.7 million in conjunction with the exercise of 101,100 stock options. The total market value as of the dates of exercise was approximately $2.0 million. Subsequent to December 31, 2005, a total of 1,800 options were exercised at a total option value of approximately $9,000 and a total market value as of the exercise dates of approximately $41,000.

        During 2005, holders of 208,594 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 417,188 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Subsequent to December 31, 2005, holders of 5,496 shares of our Series E preferred stock notified us of their election to convert such shares into 10,992 shares of common stock. Subsequent to this most recent conversion, there are 347,179 shares of our Series E preferred stock outstanding.

        As of December 31, 2005, we are obligated in 2006 to make approximately $11.1 million in scheduled principal payments on our mortgage loans payable, bonds payable and capital lease obligations (including $9.6 million maturing in 2006) and in 2007 through 2010 and thereafter the total scheduled principal payments and debt maturities are approximately $1.6 million, $15.6 million, $24.9 million, $8.3 million, and $7.1 million, respectively.

Available Shelf Registrations:

        During 2004, we filed a Form S-3 "shelf" registration statement which became effective April 5, 2004 and provides us with the capacity to offer up to $200.0 million in our debt and/or equity securities. We currently have $104.8 million of availability under our effective shelf registration. We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Operating and Investing Activities:

        During the year ended December 31, 2005, net cash provided by operating activities was $63.6 million. Included in the cash provided by operating activities was $5.5 million related to the realization of the value of a note receivable more fully described in Note 8. Notes Receivable and resulted in cash receipts from the following: past due rents of $3.7 million that were not accrued, past due interest income of $2.3 million that was not accrued and a $0.5 million reimbursement of certain expenses paid on behalf of an operator in prior years, partially offset by a $1.0 million bonus paid out related to the realization of the value of the note.

        In 2005 we had net cash used in investing activities of $50.4 million. We purchased three skilled nursing properties in New Mexico with a total of 465 beds and a 114-bed skilled nursing property in Texas for a total cost of $29.6 million and invested $0.5 million in capital improvements to existing properties during 2005. We also converted three mortgage loans on three skilled nursing properties with a total of 456 beds into owned properties. One of the mortgage loans with a principal balance of $0.7 million was converted through an auction in accordance with a bankruptcy court order that approved the sale of substantially all of the borrower's assets to us in exchange for $0.3 million in cash plus our bankruptcy claim of approximately $1.0 million. The other mortgage loan with a principal balance of $1.0 million was converted to an owned property through a deed-in-lieu foreclosure transaction. The final mortgage loan was converted to an owned property through a cash payment of $0.1 million.

        During 2005, we sold a closed skilled nursing property located in Texas to a third party who wanted to use the property to house victims of hurricane Katrina. As part of our company's hurricane relief efforts, we sold the property for $1,000 and in addition, donated $50,000 in cash to the American Red Cross hurricane Katrina relief fund. As a result of the sale, we recognized a loss of $0.8 million. Additionally, we sold a vacant land adjacent to an assisted living property in Ohio for $0.1 million in cash and recognized a $30,000 gain on the sale of the Ohio property. Also, we sold a skilled nursing property with 53 beds in New Mexico for $0.5 million in cash and recognized a loss of $0.7 million.

        Subsequent to December 31, 2005, we sold four assisted living properties in various states with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received

$54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. See Note 10. Debt Obligations for further discussion of the debt payoff. As a result of the sale, we will recognize a gain of $31.9 million in 2006.

        During 2005, we received $10.3 million related to the payoff of five mortgage loans and scheduled principal payments of $3.5 million on mortgage loans and $3.6 million in principal payments on REMIC Certificates. We invested $18.6 million in six new mortgage loans, one of which was paid off in the first quarter as part of the CLC and HHI note payoff as described in Note 8. Notes Receivable. We also acquired mortgage loans secured by 10 skilled nursing properties from a REMIC pool we originated for $18.7 million including accrued interest. Annual interest income from our investment in these loans, excluding the two loans that were paid off during 2005 is $3.6 million and the weighted average interest rate is 10.5%. In addition, we funded an additional $0.9 million under existing mortgage loans for capital improvements.

        Also during 2005, we exchanged $9.6 million in book value REMIC Certificates we owned and paid $0.9 million in cash for mortgage loans secured by five skilled nursing properties from a REMIC pool we originated. The value of the consideration given represents the outstanding loan balances and accrued interest of outside REMIC Certificate holders which resulted in the dissolution of the 1996-1 REMIC Pool. Annual interest income from these loans is $1.3 million and the current combined yield on these loans is 12.0%. During 2005, we effectively repurchased the remaining 13 mortgage loans in the 1998-1 REMIC Pool we originated as described in Note 6. Real Estate Investments. Prior to the repurchase, the book value of the REMIC Certificates we owned was $21.5 million. Annual interest income from these loans is $3.1 million and the current combined yield on these loans is 12.4%. As a result of this transaction, we will no longer record REMIC interest income.

        In December 2005, we purchased $10.0 million face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11%, payable semi-annually in arrears and maturing on January 15, 2014. We paid approximately $9.9 million in cash resulting in an effective yield of approximately 11.1%. We purchased the SHG Senior Secured Notes through an open market transaction underwritten by Credit Suisse and JP Morgan. The prospectus for the SHG Senior Secured Notes includes a provision for an interest rate adjustment if the Senior Secured Notes are not registered within 240 days of issuance. One of our board members is the chief executive officer of SHG. He abstained from board discussions contemplating the purchase of the SHG Senior Subordinated Notes and he abstained from the board vote to approve the purchase of the SHG Senior Subordinated Notes. We account for our investment in SHG Senior Subordinated Notes at amortized cost as held-to-maturity securities.

        Additionally, during 2005, we advanced $4.1 million under notes receivable (including $0.4 million under the CLC and HHI note and $3.7 million under notes secured by certain assets including accounts receivable of the borrower), and received $15.2 million in principal payments including $15.0 million related to the CLC and HHI note which was repaid in full as described in Note 8. Notes Receivable.

Commitments:

  As of December 31, 2005, we had the following commitments outstanding:

        We committed to provide to Alterra $2.5 million over three years ending December 4, 2006 to invest in leasehold improvements to properties they lease from us and an additional $2.5 million over the next succeeding three years ending December 4, 2009, to expand properties they lease from us. Both of these investments would be made at a 10% annual return to us. To date, Alterra has not requested any funds under this agreement. See Note 3. Major Operators for further discussions.

        We committed to provide EHSI up to $5.0 million per year for expansion of the 37 properties they lease from us under certain conditions. Should we expend such funds, EHSI would increase the monthly minimum rent by an amount equal to (a) 9.5% plus the positive difference, if any, between the average for the last five days prior to funding of the yield on the U.S. Treasury 10-year note minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded. To date EHSI has not requested any funds under this commitment.

        We committed to provide a lessee an accounts receivable financing line on a skilled nursing facility. The loan has a credit limit not to exceed $0.2 million and an interest rate of 10%. The commitment expires if the first advance is not requested by the borrower within a year of the agreement's commencement date and the term of the loan is not to exceed two years from the date of the first request for advance. To date $0.1 million has been funded under this agreement. We also committed to invest $0.3 million in capital improvements for this property. To date no funds have been requested under this agreement.

        We committed to provide a lessee an accounts receivable financing line on a skilled nursing property. The loan has a credit limit not to exceed $75,000 and an interest rate of 10%. The commitment expires if the first advance is not requested by the borrower within nine months of the agreement's commencement date and the term of the loan is nine months from the date of the first request for advance. To date $7,000 has been requested and repaid under this agreement. We have also committed to replace the roof and install a fire sprinkler system for this property. The lessee's monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. To date no funds have been requested under this agreement.

        We committed to provide 11 sub-lessees of one of our master leases with accounts receivable financing on a skilled nursing properties. Each loan has a specific credit limit and, in aggregate, the credit limit is not to exceed $4.5 million. The loans have an interest rate of 11% and mature one year from the date of the first request for advance. During 2005, we funded $3.8 million under these agreements. In January 2006, we funded an additional $0.7 million under these agreements.

        During part of 2005 we had a commitment to provide a lessee with up to $0.3 million to invest in leasehold improvements to a property they lease from us. The lessee's monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. The commitment will expire in February of 2006.

        We committed to provide a lessee with a $0.5 million capital allowance which expires on June 30, 2007. Monthly minimum rent increases by 10% of the previous month's capital funding.

  Subsequent to December 31, 2005, we entered into the following commitments:

        We committed to provide an operator with a line of credit up to $0.3 million. The line of credit has an interest rate of 12% and matures on April 31, 2006. In 2006, we funded $0.3 million under this agreement.

        We committed to provide a lessee with up to $2.5 million to invest in capital improvements to renovate an existing closed skilled nursing property currently leased from us. The renovation is currently scheduled to be completed in May 2007.

        Contingent upon an outcome of a bankruptcy proceeding, we committed to provide a lessee with the following: up to $0.3 million to invest in capital improvements to a property they lease from us; up to $0.7 million to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%; and up to $3.0 million to purchase land, construct and equip a new property in the general vicinity of an existing property they lease from us with a corresponding increase in the monthly minimum rent of 11% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property

Contractual Obligations:

        We monitor our contractual obligations to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations as of December 31, 2005, and excludes the effects of interest (amounts in thousands):

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
Mortgage loans payable	$58,891	$10,625	$16,203	$32,063	$—
Bonds payable and capital lease obligations	9,759	468	1,033	1,171	7,087

	$68,650	$11,093	$17,236	$33,234	$7,087

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2005.

Liquidity:

        In 2005 we increased our Unsecured Credit Agreement from $65.0 million to $90.0 million and extended its maturity to November 2008. At December 31, 2005, we had $16.0 million outstanding under this agreement and have subsequently repaid this amount. As a result of the sale of assets described in Note 6. Real Estate Investments, we have significant cash on hand and the entire $90.0 million available for liquidity.

        We believe we have additional liquidity and financing capability to fund additional investments in 2006, maintain our preferred dividend payments, pay common dividends at least sufficient to maintain our REIT status and repay borrowings at or prior to their maturity through our generation of funds from operations, borrowings under our Unsecured Credit Agreement, additional opportunistic asset sales, proceeds from mortgage notes receivable, and/or additional financings. We believe our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that some or all of these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts to meet our liquidity needs.

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

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2005.

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

        At December 31, 2005, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $153.6 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $4.4 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.6 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

Item 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006, expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
February 22, 2006

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2005—$89,545; 2004—$77,112	$345,065	$330,451
Land	33,376	25,879
Properties held for sale, net of accumulated depreciation and amortization: 2005—$6,226; 2004—$6,257	26,511	29,418
Mortgage loans receivable, net of allowance for doubtful accounts: 2005 and 2004—$1,280	148,052	90,878
REMIC Certificates	—	44,053

Real estate investments, net	553,004	520,679
Other Assets:
Cash and cash equivalents	3,569	4,315
Debt issue costs, net	1,268	1,348
Interest receivable	3,436	3,161
Prepaid expenses and other assets	5,130	4,451
Notes receivable	8,931	13,926
Marketable debt securities	9,933	—

Total assets	$585,271	$547,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank borrowings	$16,000	$—
Mortgage loans payable	58,891	71,286
Bonds payable and capital lease obligations	5,935	10,071
Senior mortgage participation payable	11,535	15,407
Accrued interest	524	621
Accrued expenses and other liabilities	8,427	3,029
Accrued expenses and other liabilities related to properties held for sale	3,852	3,935
Distributions payable	11,890	3,618

Total liabilities	117,054	107,967
Minority interests	3,524	3,706
Stockholders' Equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2005—8,993; 2004—9,201	213,317	218,532
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2005—23,276; 2004—21,374	233	214
Capital in excess of par value	331,415	292,740
Cumulative net income	364,045	311,336
Other	(941)	2,070
Cumulative distributions	(443,376)	(388,685)

Total stockholders' equity	464,693	436,207

Total liabilities and stockholders' equity	$585,271	$547,880

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues:
Rental income	$50,293	$42,400	$36,450
Interest income from mortgage loans and notes receivable	14,500	9,138	9,814
Interest income from REMIC Certificates	3,480	7,342	9,964
Interest and other income	4,719	3,853	3,110

Total revenues	72,992	62,733	59,338

Expenses:
Interest expense	8,310	11,523	20,416
Depreciation and amortization	12,826	11,915	11,430
Impairment charge	—	274	1,260
Legal expenses	194	193	1,076
Operating and other expenses	6,407	5,232	6,494

Total expenses	27,737	29,137	40,676

Income before non-operating income and minority interest	45,255	33,596	18,662
Non-operating income	6,217	—	1,970
Minority interest	(349)	(896)	(1,300)

Income from continuing operations	51,123	32,700	19,332
Discontinued operations:
Income from discontinued operations	3,090	3,080	2,688
(Loss) gain on sale of assets, net	(1,504)	608	2,299

Net income from discontinued operations	1,586	3,688	4,987

Net income	52,709	36,388	24,319
Preferred stock redemption charge	—	(4,029)	(1,241)
Preferred stock dividends	(17,343)	(17,356)	(16,596)

Net income available to common stockholders	$35,366	$15,003	$6,482

Net Income per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$1.51	$0.58	$0.08

Diluted	$1.49	$0.58	$0.08

Net Income Per Common Share from Discontinued Operations:
Basic	$0.07	$0.19	$0.28

Diluted	$0.07	$0.19	$0.28

Net Income Per Common Share Available to Common Stockholders:
Basic	$1.58	$0.77	$0.36

Diluted	$1.56	$0.77	$0.36

Basic weighted average shares outstanding	22,325	19,432	17,836

Comprehensive Income:
Net income	$52,709	$36,388	$24,319
Unrealized gain (loss) on available-for-sale securities	3,743	378	(427)
Reclassification adjustment	(4,141)	274	1,303

Comprehensive income	$52,311	$37,040	$25,195

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distributions
Balance—December 31, 2002	7,062	18,055	$165,183	$181	$253,050	$250,629	$(6,112)	$(315,518)
Interest added to stockholder note balance	—	—	—	—	—	—	(9)	—
Payments on stockholder notes	—	—	—	—	—	—	4,444	—
Stock option exercises	—	246	—	2	1,325	—	—	—
Reclassification adjustment	—	—	—	—	—	—	1,303	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(427)	—
Repurchase of stock	(10)	(483)	(250)	(5)	(3,188)	—	—	—
9.5% Series A Preferred Stock redemption	(1,226)	—	(30,642)	—	1,241	—	—	(1,241)
8.5% Series E Preferred Stock offering	2,200	—	55,000	—	(2,562)	—	—	—
Net income	—	—	—	—	—	24,319	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(16,596)
Accelerated vesting of stock options	—	—	—	—	23	—	—	—
Vested restricted stock	—	—	—	—	—	—	132	—
Canceled restricted stock	—	(11)	—	—	(31)	—	31	—
Other	—	—	(128)	—	197	—	—	—
Common stock cash distributions ($0.65 per share)	—	—	—	—	—	—	—	(11,569)

Balance—December 31, 2003	8,026	17,807	189,163	178	250,055	274,948	(638)	(344,924)

Payments on stockholder notes	—	—	—	—	—	—	2,285	—
Stock option exercises	—	99	—	1	546	—	—	—
Reclassification adjustment	—	—	—	—	—	—	274	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	378	—
Conversion of 8.5% Series E Preferred Stock	(1,639)	3,278	(40,968)	33	40,935	—	—	—
Conversion of minority interests	—	208	—	2	3,192	—	—	—
Issue restricted stock	—	12	—	—	202	—	(202)	—
Issue stock options	—	—	—	—	77	—	(77)	—
9.5% Series A Preferred Stock redemption	(1,838)	—	(45,963)	—	1,861	—	—	(1,861)
8.0% Series B Preferred Stock redemption	(1,988)	—	(49,700)	—	2,168	—	—	(2,168)
Net income	—	—	—	—	—	36,388	—	—
Vested stock options	—	—	—	—	—	—	16	—
Vested restricted stock	—	—	—	—	399	—	34	—
Canceled restricted stock	—	(30)	—	—	—	—	—	—
8.0% Series F Preferred Stock offering	6,640	—	166,000	—	(6,695)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,356)
Common stock cash distributions ($1.125 per share)	—	—	—	—	—	—	—	(22,376)

Balance—December 31, 2004	9,201	21,374	218,532	214	292,740	311,336	2,070	(388,685)

Conversion of 8.5% Series E Preferred Stock	(208)	416	(5,215)	4	5,211	—	—	—
Common stock offering	—	1,500	—	15	32,611	—	—	—
Payments on stockholder notes	—	—	—	—	—	—	282	—
Reclassification adjustment	—	—	—	—	—	—	(4,141)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3,743	—
Repurchase of stock	—	(184)	—	(2)	(3,294)	—	—	—
Net income	—	—	—	—	—	52,709	—	—
Vested stock options	—	—	—	—	—	—	39	—
Stock option exercises	—	101	—	1	674	—	—	—
Issue stock options	—	—	—	—	43	—	(43)	—
Change restricted stock vesting	—	—	—	—	1,435	—	(1,435)	—
Cancel restricted stock	—	(11)	—	—	(6)	—	6	—
Vested restricted stock	—	—	—	—	283	—	257	—
Issue restricted stock	—	80	—	1	1,718	—	(1,719)	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,343)
Common stock cash distributions ($1.29 per share paid and $0.36 per share accrued)	—	—	—	—	—	—	—	(37,348)

Balance—December 31, 2005	8,993	23,276	$213,317	$233	$331,415	$364,045	$(941)	$(443,376)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$52,709	$36,388	$24,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing operations	12,826	11,915	11,430
Depreciation and amortization—discontinued operations	872	1,012	1,568
Minority interest	349	896	1,300
Loss (gain) on sale of real estate and other investments, net	1,504	(608)	(2,299)
Realization of reserve on note receivable	(3,905)	—	—
Realization of deferred gain on note receivable	(3,610)	—	—
Write-off of debt issue costs related to early retirement of bank debt	—	—	2,075
Gain on redemption of investment in marketable debt securities, net	—	—	(1,970)
Non-cash impairment charge	—	274	1,260
Straight-line rental income	(1,614)	(1,121)	—
Other non-cash charges, net	2,021	3,079	4,584
(Increase) decrease in interest receivable	(115)	603	(28)
(Increase) decrease in prepaid, other assets and allowance	(362)	145	(2,639)
(Decrease) increase in accrued interest	(97)	(303)	(309)
Increase (decrease) in accrued expenses and other liabilities	2,975	(154)	(1,775)

Net cash provided by operating activities	63,553	52,126	37,516
INVESTING ACTIVITIES:
Acquisition of real estate properties and capital improvements, net	(30,135)	(6,768)	(3,467)
Conversion of mortgage loans to owned properties	(459)	(80)	—
Proceeds from sale of real estate investments, net	605	4,733	15,664
Principal payments on mortgage loans receivable and REMIC Certificates	17,443	17,563	12,886
Investment in real estate mortgages	(38,219)	(19,389)	(1,707)
Conversion of REMIC certificates to mortgage loans	(855)	—	—
Investment in debt securities	(9,933)	—	(2,015)
Advances under notes receivable	(4,088)	(1,903)	(3,602)
Principal payments received on notes receivable	15,225	202	2,667
Investment in REMIC certificates	—	(3,898)	—
Proceeds from redemption of investment in debt securities	—	12,281	281

Net cash (used in) provided by investing activities	(50,416)	2,741	20,707
FINANCING ACTIVITIES:
Bank borrowings	30,700	36,500	7,500
Repayment of bank borrowings	(14,700)	(36,500)	(55,921)
Repayment of senior mortgage participation	(3,872)	(2,843)	(11,417)
Principal payments on mortgage loans, bonds payable and capital leases	(9,478)	(53,359)	(14,332)
Proceeds from common and preferred stock offerings	32,626	159,305	52,438
Repurchase of common and preferred stock	(3,296)	—	(3,443)
Distributions paid	(46,419)	(38,498)	(26,763)
Repayment of stockholder loans	282	2,285	4,444
Debt issue costs	(449)	(368)	(1,064)
Preferred Stock redemption	—	(126,305)	—
Distributions to minority interests	(531)	(1,189)	(1,298)
Conversion of minority interests	—	(8,496)	—
Other	1,254	997	1,551

Net cash used in financing activities	(13,883)	(68,471)	(48,305)

(Decrease) increase in cash and cash equivalents	(746)	(13,604)	9,918
Cash and cash equivalents, beginning of year	4,315	17,919	8,001

Cash and cash equivalents, end of year	$3,569	$4,315	$17,919

Supplemental disclosure of cash flow information:
Interest paid	$8,216	$11,653	$16,612
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

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include the accounts of LTC, our wholly-owned subsidiaries and our controlled partnership. All intercompany investments, accounts and transactions have been eliminated. Control over the partnership is based on the provisions of the partnership agreement that provides us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, we are responsible for the management of the partnership's assets, business and affairs. Our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

        The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However we can transfer our interest without consultation or permission of the limited partners. SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Any non-controlling minority interest that may be redeemed with equity of any entity (including equity of an entity other than the subsidiary) does not meet the definition of a mandatorily redeemable financial instrument and thus does not fall under SFAS No. 150 guidelines. Since the partnership agreement with our limited partners (minority interests) specify that the limited partners' exchange rights may be settled in our common stock or cash at our option SFAS No. 150 does not have an impact on the financial statement presentation or accounting for our minority interests.

        In December 2003, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 46(R) "Consolidation of Variable Interest Entities" (or FIN 46) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Accounting guidance prior to FIN 46 required that we include another entity in our consolidated financial statements only if we controlled the entity through voting interests. FIN 46 changes that guidance by requiring that we consolidate a "variable interest entity" if we are subject to a majority of the risk of loss from the "variable interest entity's" activities, or are entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. We have evaluated the requirements of FIN 46 and we believe that as of December 31, 2005, we do not have investments in any entities that meet the definition of a "variable interest entity."

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

        Land, Buildings and Improvements.    Land, buildings and improvements are recorded at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and includes depreciation associated with properties we lease that qualify as capital leases under SFAS No. 13 "Accounting for Leases." Estimated useful lives for financial reporting purposes range from 3 years for computers to 7 years for equipment and 35 to 40 years for buildings.

        Mortgage Loans Receivable.    Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan.

        Allowance for Loan Losses.    We maintain an allowance for loan losses in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended, and SEC Staff Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". The allowance for loan losses based upon the expected collectibility of the mortgage loans receivable and is maintained at a level believed adequate to absorb potential losses in our loans receivable. In determining the allowance we perform a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances are recorded in current period earnings.

        Impairments.    Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property, per SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

        In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgages when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

        To the extent there are defaults or unrecoverable losses on the underlying mortgages of REMIC Certificates resulting in reduced cash flows, subordinated certificates held by us would, in general, bear the first risk of loss. In accordance with EITF 99-20 "Recognition of Interest Income and Impairment on

Purchased and Retained Beneficial Interests in Securitized Financial Assets", during the periods we held subordinated certificates, management evaluated the realizability of expected future cash flows periodically. Management included in its evaluation such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of REMIC Certificates' future cash flows. An impairment would be recorded in current period earnings when management believed that it was probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. At December 31, 2005 we did not have any investment in REMIC certificates. At December 31, 2004 we had $44,053,000 invested in REMIC certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC certificates.

        EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" gives guidance to be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Comparative information for periods prior to initial application is not required. We have adopted the disclosure guidance for our year ended December 31, 2004, as required. On November 3, 2005, the FASB issued FASB Staff Position (or FSP) FAS No. 115-1 which replaces the impairment evaluation guidance of EITF No. 03-1. We have adopted FSP FAS No. 115-1 for our year ended December 31, 2005, as required.

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

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The fair value of investments in marketable debt securities at December 31, 2005 is based upon the market rate for those securities. We had no investments in marketable debt securities at December 31, 2004. The fair values of mortgage loans receivable, REMIC Certificates and long-term debt obligations are based upon the estimates of management and on rates currently prevailing for comparable loans, and instruments of comparable maturities.

        The carrying value and fair value of our financial instruments as of December 31, 2005 and 2004 were as follows (in thousands):

	At December 31, 2005		At December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$148,052	$153,606	$90,878	$96,142
Available-for-sale REMIC Certificates	—	—	8,153	8,153
Held-to-maturity REMIC Certificates	—	—	35,900	26,562
Marketable debt securities	9,933	9,933	—	—
Mortgage loans payable	58,891	58,891	71,286	71,286
Bonds payable and capital lease obligations	9,759	9,759	13,967	13,967
Senior mortgage participation payable	11,535	11,860	15,407	16,388

        For discussion of our investments in mortgage loans receivable and REMIC Certificates see Note 6. Real Estate Investments. For discussion of our investment in marketable debt securities see Note 9. Marketable Debt Securities. For discussion of our mortgage loans payable, bonds payable and capital lease obligations and senior mortgage participation payable, see Note 10. Debt Obligations.

        Securitization Transactions.    LTC is a REIT and, as such, makes investments with the intent to hold them for long-term purposes. However, in the past, mortgage loans have been transferred to a REMIC, a qualifying special-purpose entity, when a securitization provided us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration was given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends.

        A securitization was completed in a two-step process. First, a wholly owned special-purpose bankruptcy remote corporation (or REMIC Corp.) was formed and selected mortgage loans were sold to the REMIC Corp. without recourse. Second, the REMIC Corp. transferred the loans to a trust (or REMIC Trust) in exchange for commercial mortgage pass-through certificates (or REMIC Certificates) which represented beneficial ownership interests in the REMIC Trust assets (the underlying mortgage loans). Under this structure, the REMIC Trust was a qualifying special purpose entity from which the mortgages were isolated from us and the REMIC Corp. Holders of REMIC Certificates issued by the REMIC Trust had the right free of any conditional constraints to pledge or exchange those interests, and neither we or the REMIC Corp. maintained effective control over the transferred assets (the mortgages). The REMIC Trust was administered by a third-party trustee solely for the benefit of the REMIC Certificate holders.

        Under the securitization structure described above, we accounted for the transfer of the mortgages as a sale with any gain or loss recorded in earnings. The gain or loss was equal to the excess or deficiency of the cash proceeds and fair market value of any subordinated certificates received when compared with the carrying value of the mortgages sold, net of any transaction costs incurred and any gains or losses associated with an underlying hedge. Subordinated certificates received by us were recorded at their fair value at the date of the transaction. We had no controlling interest in the REMIC since the majority of the beneficial ownership interests (in the form of REMIC Certificates) were sold to third-party investors. Consequently, the financial statements of the REMIC Trust were not consolidated with those of our company for financial reporting purposes. The securitization transactions and the related transaction structures used therein were completed during or prior to 1998 and prior to the implementation of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities." SFAS No. 140 modified some of the requirements that previously existed under prior accounting principles that provided for the transfer of mortgages in securitization transactions to be accounted for as sales.

        REMIC Certificates retained by us as consideration for the mortgages sold were accounted for at fair value. In determining fair value on the date of sale, management considered various factors including, pricing of the certificates sold relative to the certificates retained as evaluated by the underwriters, discount rates and applicable spreads at the time of issuance for similar securities (or adjustments thereto if no comparable securities were available), assumptions regarding prepayments including the weighted-average life of prepayable assets, if any, and estimates relating to potential realized credit losses.

        The REMIC Certificates issued by the REMIC Trust included various levels of senior, subordinated, interest-only and residual classes. The subordinated REMIC Certificates generally provided a level of credit enhancement to the senior REMIC Certificates. The senior REMIC Certificates (which historically have represented 66% of the total REMIC Certificates) were then sold to outside third-party investors through a private placement under Rule 144A of the Securities Act of 1933, as amended. The subordinated REMIC Certificates along with the cash proceeds from the sale of the senior REMIC Certificates were retained by the REMIC Corp. as consideration for the initial transfer of the mortgage loans to the REMIC Trust. Neither we, nor the REMIC Corp. were obligated to purchase any of the REMIC Trust assets or assume any liabilities. At December 31, 2005 we did not have any investment in REMIC Certificates. At December 31, 2004 we had $44,053,000 invested in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates.

        Description of the REMIC Certificates.    REMIC Certificates represent beneficial ownership interests in the REMIC Trust and can be grouped into three categories; senior, subordinated and subordinated interest-only (or interest-only). The REMIC Certificates sold to third-party investors are the senior certificates and those retained by us were the subordinated certificates. The senior and the subordinated certificates had stated principal balances and stated interest rates (or pass-through rates). The interest-only REMIC Certificates had no stated principal but were entitled to interest distributions. Interest distributions on the interest-only REMIC Certificates were typically based on the spread between the monthly interest received by the REMIC Trust on the underlying mortgage collateral and the monthly pass-through interest paid by the REMIC Trust on the outstanding pass-through rate REMIC Certificates. Interest and principal distributions were made in order of REMIC Certificate seniority. As such, to the extent there were defaults or unrecoverable losses on the underlying mortgages resulting in reduced cash flows, the subordinated certificates held by us would have in general borne the first risk of loss. During the periods that we owned REMIC Certificates, management evaluated the realizability of expected future cash flows periodically. An impairment was recorded in current period earnings when management believed that it was probable that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust.

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

        Because of the nature of the underlying mortgage collateral of our historic REMIC Certificate investments, many market and/or industry specific factors may have affected the treasury rate spreads or discount rates used in estimating the fair value of the REMIC Certificates. Such factors may have included, but were not limited to uncertainty surrounding proposed or pending changes in federal and/or state reimbursement programs for long-term care which may be subject to among other things, budgetary constraints, perceptions surrounding the future supply of long-term care beds, changes in regulations surrounding the operation of long-term care facilities and the associated costs therewith, and operating factors including, but not limited to, labor costs, insurance costs and other costs. Additionally, the general interest rate environment and the availability and demand of higher yielding investments also are factors that impact the spreads and/or yields used in estimating the fair value of the REMIC Certificates. Investor sentiment towards any one or more of these factors could have been an impact on where our REMIC Certificate investments would have been priced by a potential investor at any given point in time. Because there are a limited number of securities similar to the REMIC Certificates historically held by us, which traded infrequently, if at all, we balanced our fair value estimates with valuations of more traditional types of asset-backed securities that have similar rating characteristics with REMIC Certificates historically held by us. Differences between the carrying amounts of our historical REMIC Certificate investments and the estimated fair value of those certificates, were due in large part to current market sentiments towards the long-term care industry and various factors cited above. Changes in market sentiments are difficult to predict, at best, thus, management endeavored to utilize its understanding of the underlying collateral and the expected cash flows therefrom, to determine whether changes in values were other than market related.

        At December 31, 2005 we did not have any investment in REMIC Certificates. At December 31, 2004 we had $44,053,000 invested in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates.

        Mortgage Servicing Rights.    We subserviced mortgage loans that were collateral for REMIC Certificates issued in our securitization transactions for which we received servicing fees, based on market rates for such services at the time the securitization is completed, equal to a fixed percentage of the outstanding principal on the collateral loans. A separate asset for servicing rights was not recognized since the servicing fees received only adequately compensated us for the cost of servicing the loans. The fair value of servicing rights for mortgage loans originated and retained by us were estimated based on the fees received for servicing mortgage loans that served as collateral for REMIC Certificates. All costs to originate mortgage loans were allocated to the mortgage loans since the fair value of servicing rights only sufficiently covered the servicing costs. At December 31, 2005 there were no REMIC certificates held by outside third parties. At December 31, 2004 the outstanding principal balance for the Senior REMIC Certificates held by third parties was $42,243,000.

        Investments.    Available-for-sale securities are stated at fair value, with the unrealized gains and losses, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. Our investment in marketable debt securities are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

        Revenue Recognition.    Interest income on mortgage loans and REMIC Certificates is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received.

        Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 "Revenue Recognition in Financial Statements" (or SAB 101) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

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

        We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on "non-accrual" status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain). Once a lease is on "non-accrual" status, we will evaluate the collectibility of the related straight-line rent asset. If it is determined that the delinquency is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the "non-accrual lease" we will record an impairment charge related to the straight-line rent asset.

        During the period that we owned REMIC Certificates, management periodically evaluated the realizability of future cash flows from the mortgages underlying REMIC Certificates. Included in our evaluation, management considered such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of Certificate future cash flows. Impairments were recorded when an adverse change in cash flows was evident and was determined to be other than temporary in nature. Additionally, interest recognition amortization schedules were adjusted periodically to reflect changes in expected future cash flows from the REMIC certificates, thus, accordingly adjusting future interest income recognized. At December 31, 2005, we did not have any investment in REMIC Certificates. At December 31, 2004, we had $44,053,000 invested in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates.

        Net loan fee income and commitment fee income are amortized over the life of the related loan.

        Federal Income Taxes.    LTC qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and as such, no provision for Federal income taxes has been made. A REIT is required to distribute at least 90% of its taxable income to its stockholders and a REIT may deduct distributions in computing taxable income. If a REIT distributes 100% of its taxable income and complies with other Internal Revenue Code requirements, it will generally not be subject to Federal income taxation.

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, differs from net income for financial statement purposes principally due to the treatment of certain interest income, other expense items, impairment charges, and depreciable lives and basis of assets. At December 31, 2005, the book basis of LTC's net assets exceeded the tax basis by approximately $37,899,000, primarily due to additional depreciation taken for tax purposes.

        Concentrations of Credit Risks.    Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, REMIC Certificates, mortgage loans receivable and operating leases on owned properties. Our financial instruments, principally REMIC Certificates during the periods that we owned them, mortgage loans receivable and operating leases, are or were subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management's periodic review of our portfolio. At December 31, 2005 we did not have any investment in REMIC Certificates. At December 31, 2004 we had $44,053,000 invested in REMIC Certificates.

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

        Discontinued Operations.    In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations. As required by SFAS No. 144, gains and losses on prior years related to assets included in discontinued operations in 2005 have been reclassified to discontinued operations in prior years for comparative purposes. See Note 6. Real Estate Investments, for a detail of the components of the net loss from discontinued operations.

        Net Income Per Share.    Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

        Stock-Based Compensation.    On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95 "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than January 1, 2006. We believe the adoption of SFAS No. 123(R) will not have a significant impact on our consolidated financial statements. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

        Currently, we use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. We will continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. Because No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 11. Stockholders' Equity to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement will not have an impact on our statement of cash flows.

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

        Segment Disclosures.    SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information"establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of our operations comprise one operating segment.

        New Accounting Pronouncements.    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (or SFAS no. 154), which replaces APB No. 20, "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods' financial statements of changes of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on our financial position or results of operations.

        In June the Emerging Issues Task Force (or EITF) released Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights" (or EITF 04-5). EITF 04-5 creates a frame work for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. The adoption of EITF 04-5 is not expected to have a material impact on our financial position or results of operations.

3. Major Operators

        We have two operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets and four operators from each of which we derive over 10% of our rental revenue. Extendicare Healthcare Services, Inc. (or EHSI), one of our major operators, is the wholly owned subsidiary of a publicly traded company, Extendicare Inc. EHSI, although not publicly traded, files quarterly financial information with the Securities and Exchange Commission. During 2005, Alterra Healthcare Corporation (or Alterra) merged with Brookdale Senior Living, Inc. (or Brookdale). The information below is derived from a registration statement Brookdale filed with the SEC during the fourth quarter of 2005. Our other operators are privately owned and thus no public information is available. The following table summarizes EHSI and Brookdale's assets, stockholders' equity, interim revenue and net income from continuing operations as of or for the nine months ended September 30, 2005 per the operator's public filings (unaudited, in thousands):

	EHSI	Brookdale
		(proforma)
Current assets	$194,446	$92,043
Non-current assets	860,074	1,432,890
Current liabilities	187,939	3,451
Non-current liabilities	570,866	606,788
Stockholders' equity	295,715	628,736
Gross revenue	890,985	619,601
Operating expenses	707,875	394,430
Income(loss) from continuing operations	50,888	(79,578)
Net income (loss)	45,557	(79,578)
Cash provided by operations	75,678	18,271
Cash used in investing activities	(166,752)	(9,169)
Cash provided (used in) by financing activities	85,343	(24,266)

        At December 31, 2005, EHSI leased 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.6%, or $68,131,000, our total assets at December 31, 2005 and 19.0% of rental income received in 2005 excluding the effects of straight-line rent and the CLC Healthcare, Inc. (or CLC) and Healthcare Holdings, Inc. (or HHI) note payoff as more fully described in Note 8. Note Receivable.

        Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.5%, or $67,181,000, of our total assets at December 31, 2005 and 19.0% of rental revenue received in 2005 excluding the effects of straight-line rent and the CLC and HHI note payoff as more fully described in Note 8. Note Receivable.

        CLC operates 26 skilled healthcare properties with a total of 3,014 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 9.5% or $55,572,000 of our total assets as December 31, 2005 and 12.7% of rental revenue received in 2005 excluding the effects of straight-line rent and the CLC and HHI note payoff as more fully described in Note 8. Note Receivable.

        Sunwest Management, Inc. (or Sunwest) operated eight assisted living properties with a total of 958 units that we own or on which we hold mortgages secured by first trust deeds. This represented approximately 9.5%, or $55,595,000 of our total assets at December 31, 2005 and 13.1% of rental revenue received in 2005 excluding the effects of straight-line rent and the CLC and HHI note payoff as more fully described in Note 8. Note Receivable. Subsequent to December 31, 2005, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58,500,000. We received $54,573,000 in proceeds after paying approximately $3,800,000 of 8.75% State of Oregon bond obligations related to one of the properties sold. See Note 10. Debt Obligations for further discussion of the debt payoff. As a result of the sale, we will recognize a gain of $31,939,000 in 2006.

        Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
Non-cash investing and financing transactions:
Assumption of mortgage loans payable related to acquisitions of real estate properties	$—	$2,098	$—
Transfer of REMIC certificates to mortgage loans receivable	31,120	12,025	—
Elimination of loans payable resulting from repurchase of REMIC certificates	7,125	—	—
Loans receivable settled in connection with real estate acquisitions	3,029	9,492	—
Refinance of notes receivable into mortgage loans receivable	—	7,059	—
Exchange of limited partnership units for common stock	—	3,194	—
Increase in short term notes receivable related to the disposition of real estate properties	1,500	—	—
Preferred stock redemption charge relating to the original issuance costs of Series A and Series B preferred stock redeemed	—	4,029	1,241
Conversion of preferred stock to common stock	5,215	40,968	—
Restricted stock issued, net of cancellations	1,713	202	—
Modification of vesting on previously issued restricted stock	1,435	—	—
Capital expenditure hold back from investments in notes receivable	620	—	—

5. Impairment Charge

        We periodically perform a comprehensive evaluation of our real estate investment portfolio in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." We calculate the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In the past the long-term care industry experienced significant adverse changes, which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. As a result we identified certain investments in skilled nursing properties that we determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments. We adopted the disclosure guidance required by EITF 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" for the year ended December 31, 2004. See Note 6. Real Estate Investmentsfor discussion of the fair value methodology used in valuing our investment in REMIC Certificates and related disclosures required by EITF 03-1.

        No impairment charges were recorded during 2005. During 2004, we recorded an impairment charge of $274,000 reclassifying a portion of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss to reflect the estimated impact on future cash flows for loan prepayments related to certain subordinated REMIC Certificates we held.

        During 2003, we recorded an impairment charge of $1,260,000. Of this charge, $31,000 was to fully reserve a mortgage loan on one skilled nursing property that was closed in 2002 and not reopened or sold. Additionally, we recorded a $1,303,000 impairment related to certain interest-only REMIC Certificates net of a $74,000 adjustment of an impairment loss, recognized in the fourth quarter of 2002, related to our investment in REMIC Certificates. This $1,303,000 impairment charge had been previously recognized in comprehensive income as a fair market value adjustment on available-for-sale REMIC Certificates. As more fully described in Note 2. Summary of Significant Accounting Policies, to the extent there are defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flows, the subordinated REMIC Certificates we hold would bear the first risk of loss. During management's periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our investment in REMIC certificates, there were indications that certain expected future cash flows would not be realized by the REMIC Trust. Accordingly, we recorded a net $1,229,000 impairment charge during 2003, to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur subsequent to, the first quarter of 2003 related to certain subordinated REMIC Certificates we held.

        We believe we have recorded valuation adjustments on all assets for which there are other than temporary impairments. However in past years, the long-term care industry has experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

6. Real Estate Investments

        Mortgage Loans.    During the year ended December 31, 2005, we invested $18,638,000 in six mortgage loans secured by seven skilled nursing properties and one assisted living property in various states and invested an additional $855,000 under an existing mortgage loan for capital improvements. One of these loans was paid off in conjunction with the note receivable payoff from CLC and HHI as described in Note 8. Notes Receivable. Additionally, we acquired ten mortgage loans secured by ten skilled nursing properties located in various states for $18,726,000 from a REMIC pool we originated. One of these loans paid off during 2005. Excluding the two loans that were paid off during 2005, these new investments in mortgage loans have a weighted average interest rate of 10.5%.

        Additionally, we acquired $10,469,000 face value mortgage loans secured by five skilled nursing properties from a REMIC pool we originated. We exchanged the REMIC Certificates we owned and paid $855,000 in cash, which represents the outstanding loan balances and accrued interest of outside REMIC Certificate holders which resulted in the dissolution of the 1996-1 REMIC Pool. The weighted average effective interest rate on these loans is approximately 11.9%. A discount of $71,000 related to these loans will be amortized to increase interest income over the life of the loans.

        During the year ended December 31, 2005, a loan was paid off in the last remaining REMIC pool, REMIC 1998-1, which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under EITF No. 02-9 ("EITF 02-9") "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", a Special Purpose Entity ("SPE") may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we are now the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we bear all the risks and are entitled to all the rewards from the underlying loan pool. As required by EITF 02-9, the repurchase for the transferred assets was accounted for at fair value. Prior to the repurchase, the book value of the REMIC Certificates we owned was $21,553,000 which included a $1,374,000 impairment recorded in 2003 and a fair market value adjustment of $1,855,000 included in Accumulated Comprehensive Loss in prior periods. The fair market value of the loans in the REMIC Pool was $25,296,000. Accordingly a $3,743,000 fair market value adjustment was recorded in Accumulated Comprehensive Income in 2005. This amount, offset by the $1,855,000 Accumulated Comprehensive Loss previously discussed will be amortized to increase interest income over the remaining life of the loans. The 13 loans that were effectively repurchased have a weighted average interest rate of 11.2% and an unamortized principal balance of $25,012,000. The premium of $284,000 will be amortized to reduce interest income over the life of the loans. The maturity dates of the loans range from 2006 through 2017.

        Subsequent to December 31, 2005, we received principal repayments totaling $5,896,000 on two skilled nursing properties located in California and Ohio.

        At December 31, 2005, we had 70 mortgage loans secured by first mortgages on 67 skilled nursing properties with a total of 7,689 beds, 13 assisted living residences with 933 units and one school located in 23 states. At December 31, 2005, the mortgage loans had interest rates ranging from 5.5% to 12.9% and maturities ranging from 2006 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2005 and 2004, the estimated fair value, based on the net present value of the future cash flows discounted at 10.5%, of the mortgage loans was approximately $153,606,000 and $96,142,000, respectively, with a carrying value of $148,052,000 and $90,878,000, respectively. Scheduled principal payments on mortgage loans are $25,175,000; $23,399,000; $21,409,000; $21,087,000; $20,415,000 and $37,846,000 in 2006, 2007, 2008, 2009, 2010 and thereafter.

        Owned Properties and Lease Commitments.    At December 31, 2005, we owned properties in 23 states consisting of 59 skilled nursing properties with a total of 7,103 beds, 88 assisted living properties with 4,175 units and one school. During 2005, we purchased three skilled nursing properties in New Mexico with a total of 465 beds and a 114-bed skilled nursing property in Texas for a total cost of $29,644,000. Also, we converted three mortgage loans on three skilled nursing properties with a total of 456 beds into owned properties. One of the mortgage loans with a principal balance of $694,000 was converted through an auction in accordance with a bankruptcy court order that approved the sale of substantially all of the borrower's assets to us in exchange for $310,000 in cash plus our bankruptcy claim of approximately $956,000. The other mortgage loan with a principal balance of $996,000 was converted to an owned property through a deed-in-lieu foreclosure transaction. The final mortgage loan was converted to an owned property through a cash payment of $149,000. We also invested $491,000 in capital improvements to existing properties during 2005.

        During 2005, we sold a closed skilled nursing property located in Texas to a third party who wanted to use the property to house victims of hurricane Katrina. As part of our company's hurricane relief efforts, we sold the property for $1,000 and in addition, donated $50,000 in cash to the American Red Cross hurricane Katrina relief fund. As a result of the sale, we recognized a loss of $843,000. Additionally, we sold vacant land adjacent to an assisted living property in Ohio for $102,000 in cash and recognized a $30,000 gain on the sale of the Ohio property. Also, we sold a skilled nursing property with 53 beds in New Mexico for $502,000 in cash and recognized a loss of $691,000.

        Subsequent to December 31, 2005, we sold four assisted living properties in various states with a total of 431 units to an entity formed by the principals of Sunwest for $58,500,000. These properties are classified as held-for-sale in the accompanying consolidated balance sheets. We received $54,573,000 in proceeds after paying approximately $3,800,000 of 8.75% State of Oregon bond obligations related to one of the properties sold. See Note 10. Debt Obligations for further discussion of the debt payoff. As a result of the sale, we will recognize a gain of $31,939,000 in 2006.

        Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2005, 2004 and 2003 was not significant in relation to contractual base rent income.

        Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations as required by SFAS No. 144, was $13,302,000, $12,586,000 and $12,783,000 for the years ended December 31, 2005, 2004 and 2003.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases are: $49,217,000; $49,645,000; $50,907,000; $51,418,000; $48,061,000 and $621,734,000 for the years ending December 31, 2006, 2007, 2008, 2009, 2010, and thereafter.

        Set forth in the table below are the components of the net loss from discontinued operations (in thousands):

	For the year ended December 31,
	2005	2004	2003
Rental income	$4,315	$4,504	$4,876
Interest and other income	—	—	154

Total revenues	4,315	4,504	5,030
Interest expense	338	343	732
Depreciation and amortization	872	1,012	1,568
Legal expenses	—	—	10
Operating and other expenses	15	69	32

Total expenses	1,225	1,424	2,342

Income from discontinued operations	$3,090	$3,080	$2,688

        REMIC Certificates.    During 2005, the 1996-1 REMIC Pool was fully retired. We paid $855,000 in cash and exchanged our remaining interest in the 1996-1 REMIC Certificates with a book value of $9,568,000 and we received five mortgage loans with and estimated fair value of $10,398,000 and an unamortized principal balance of $10,469,000. Accordingly, we recorded a $71,000 discount on these loans which will be amortized as a yield adjustment to increase interest income over the remaining life of the loans. Additionally, we will amortize the $1,051,000 balance in Other Comprehensive Income that resulted from transferring the loans at fair value as required by SFAS No. 115 "Accounting for Certain Investments in debt and Equity Securities" as a yield adjustment to increase interest income over the life of the related loans. During 2005, a loan was paid off in the 1998-1 REMIC pool, which caused the Senior Certificate holders entitled to any principal payments to be paid off in full. See paragraph three under Mortgage Loans for a description of this event.

        The outstanding principal balance and the weighted-average pass through rate for the senior certificates (held by third parties) and the carrying value of the subordinated certificates (held by us) as of December 31, 2005 and 2004 were as follows (dollar amounts in thousands):

	2005			2004
	Senior Certificates		Subordinated Certificates	Senior Certificates		Subordinated Certificates
	Principal	Rate	Carrying Value	Principal	Rate	Carrying Value
1996-1 Pool	—	—	—	$3,587	9.2%	$13,120
1998-1 Pool	—	—	—	38,656	6.9%	30,933

			—			$44,053

        At December 31, 2005 we did not have any investment in REMIC Certificates. At December 31, 2004 the aggregate effective yield of the subordinated certificates, based on expected future cash flows with no unscheduled prepayments, was 13.9%. Income on the subordinated certificates was as follows for the years ended December 31, 2005, 2004 and 2003 (dollar amounts in thousands):

	2005	2004	2003
1993-1 Pool	$—	$—	$22
1994-1 Pool	—	967	2,085
1996-1 Pool	551	1,598	1,991
1998-1 Pool	2,929	4,777	5,866

	$3,480	$7,342	$9,964

        As sub-servicer for all of the above REMIC pools, we were responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates and act as the special servicer to restructure any mortgage loans that default.

        The REMIC Certificates retained by us, represented the non-investment grade certificates issued in the securitizations. Furthermore, because of the highly specialized nature of the underlying collateral (long-term care properties), there was an extremely limited market for these securities. Because REMIC Certificates of this nature trade infrequently, if at all, market comparability to the certificates we retained was very limited.

        We used certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and subsequent measurement dates in accordance with SFAS No. 140. These assumptions and estimates included projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved. These assumptions were reviewed periodically by management. If these assumptions change, the related asset and income would have been affected.

        At December 31, 2005 we did not have any investment in REMIC Certificates. As of December 31, 2004 available-for-sale certificates were recorded at their fair value of approximately $8,153,000. Unrealized holding gains/(losses) on available-for-sale certificates of $3,743,000, $378,000 and $(427,000) were included in comprehensive income for the years ended December 31, 2005, 2004 and 2003, respectively.

        As more fully described in Note 2. Summary of Significant Accounting Policies, to the extent there were defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flow, the subordinated REMIC Certificates historically held by us would have borne the first risk of loss. During management's periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our historical investment in REMIC Certificates there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, we recorded impairment charges of $274,000 and $1,229,000 during 2004 and 2003, respectively, to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur related to certain subordinated REMIC Certificates we held. No impairment charge was recorded in 2005. See Note 5. Impairment Charge for a discussion of the impairment indicators.

7. Asset Securitizations

        LTC is a REIT and, as such, makes investments with the intent to hold them for long-term purposes. However, mortgage loans may be transferred to a REMIC (securitization) when a securitization provides us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 2005 we had completed four securitization transactions, the last being in 1998. We may again employ this type of financing in the future should we determine the financing environment is appropriate for this type of transaction.

        From our past securitizations, we received annual sub-servicing fees, which ranged from 1.0 to 2.0 basis points of the outstanding mortgage loan balances in each of the REMIC pools. Additionally, through the REMIC Certificates historically retained by us from past securitizations, we received cash flows and the rights to future cash flows resulting from cash received on the underlying mortgage loans in the REMIC pools. All of the investors in the REMIC Certificates and the REMIC Trusts themselves had no recourse to our assets for failure by any obligor to the REMIC Trust assets (the mortgages) to pay when due, or comply with any provisions of the mortgage contracts. The REMIC Certificates are classified separately on the balance sheet and interest income earned shown separately on the income statement. Sub-servicing fees and related fees associated with the REMIC Certificates are included in other income.

        Certain cash flows received from and paid to REMIC Trusts are as follows: (dollar amounts in thousands):

	Year Ended
	2005	2004
Cash flow received on retained REMIC Certificates	$7,454	$13,303
Servicing and related fees received	25	109
Servicing advances made	176	544
Repayments of servicing advances	193	480

        Currently in our portfolio we have no mortgage loans held for securitization. Quantitative information relating to subserviced mortgage loans including delinquencies and net credit losses is as follows: (dollar amounts in thousands)

	Year Ended
	2005	2004	2003
Average balance of loans in REMIC pools	$39,036	$150,291	$224,742
Year-end balance of loans in REMIC pools	—	$87,351	$213,291
Net credit losses	—	$274	$2,157
Net credit losses to average REMIC pool loans	—	0.2%	1.0%
Average delinquencies (greater than 30 days) in REMIC pool loans during the year	1.2%	1.4%	0.8%

8. Notes Receivable

        At December 31, 2004, we held a Promissory Note (or Note) issued by CLC and HHI, a wholly owned subsidiary of CLC. The face value of the note was $21,269,000 and the book value was $10,709,000. The Note had a maturity date of October 1, 2007, an interest rate of 8.0% per year compounded monthly, accruing to the balance of the Note and was secured by all 1,452,794 shares of Assisted Living Concepts, Inc. (or ALC) common stock owned by HHI. Cash payments of principal and interest were due upon maturity. However, any proceeds from the sale of the collateral would result in a prepayment of the Note. During the first quarter of 2005, we advanced $168,000 under the Note and added $191,000 in compound interest to the principal balance. Also during the first quarter of 2005, we loaned Center Healthcare, Inc. (or CHC), a private company that purchased CLC in 2003, $500,000 which was secured by two skilled nursing properties in Texas with a total of 124 beds and all of the assets owned by HHI, this note was repaid in full.

        On January 31, 2005, Extendicare, Inc. and its wholly-owned U.S. subsidiary, EHSI, acquired ALC. Accordingly, in February 2005, we received $22,309,000 in cash from CHC and HHI as payment in full for the Note and the $500,000 mortgage loan, including accrued and unpaid interest through the payoff date. As a result of the payoff, we recognized $3,667,000 in rental income related to past due rents that were not previously accrued, $2,335,000 of interest income related to past due interest that was not previously accrued, a $477,000 reimbursement for certain expenses paid on behalf of CLC in prior years, a $1,000,000 bonus accrual related to the realization of the value of the Note and non-operating income of $6,217,000 ($3,610,000 of which was classified as Accumulated Comprehensive Income in the equity section of the balance sheet at December 31, 2004). The $6,217,000 of non-operating income is net of $1,298,000 of legal and investment advisory fees related to the transaction that resulted in the Note payoff.

        During 2005, we invested $3,817,000 in notes receivable secured by certain assets including accounts receivable of the borrowers who are also operators of certain of our owned properties. These loans mature in 2006 and bear interest at 11.0%. Also during 2005, we invested $532,000 under line of credit agreements with certain operators. Subsequent to December 31, 2005, one of these loans was paid in full. During the fourth quarter of 2005, we sold an option to purchase four of our assisted living properties to an entity formed by the principals of Sunwest (see Note 3. Major Operators). The price of the option was $500,000 in cash and a promissory note in the amount of $1,500,000. Subsequent to December 31, 2005, the promissory note was paid in full. See Note 6. Real Estate Investments for further discussion of this transaction.

9. Marketable Debt Securities

        In December 2005, we purchased $10,000,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11%, payable semi-annually in arrears and maturing on January 15, 2014. We paid approximately $9,933,000 in cash resulting in an effective yield of approximately 11.1%. We purchased the SHG Senior Secured Notes through an open market transaction underwritten by Credit Suisse and JP Morgan. The prospectus for the SHG Senior Secured Notes includes a provision for an interest rate adjustment if the Senior Secured Notes are not registered within 240 days of issuance. One of our board members is the chief executive officer of SHG. He abstained from board discussions contemplating the purchase of the SHG Senior Subordinated Notes and he abstained from the board vote to approve the purchase of the SHG Senior Subordinated Notes. We account for our investment in SHG Senior Subordinated Notes at amortized cost as held-to-maturity securities. At December 31, 2004, we did not have any investment in marketable debt securities.

10. Debt Obligations

        Bank Borrowings.    In 2003, we entered into a three-year Unsecured Credit Agreement maturing in 2006. The Unsecured Credit Agreement provided for a revolving line of credit for up to $45,000,000 and for the inclusion of additional banks and an expansion of the line under certain circumstances. On October 11, 2004, we amended the Unsecured Credit Agreement to increase total commitments under the Agreement from $45,000,000 to $65,000,000 with the inclusion of an additional lender. On November 7, 2005, we amended and restated the Unsecured Credit Agreement to (i) increase the commitments from $65,000,000 to $90,000,000, (ii) decrease the applicable margins, (iii) adjust certain financial covenants, and (iv) extend the maturity date from December 26, 2006 to November 7, 2008.

        We can designate, at the time of funding the pricing of the Unsecured Credit Agreement between LIBOR plus 1.50% and LIBOR plus 2.50% or Prime plus 0.50% and Prime plus 1.50%. The spreads are dependent on our leverage ratio. We had $16,000,000 outstanding under this agreement as of December 31, 2005 with the interest rate at LIBOR plus 1.50%. Subsequent to December 31, 2005, we repaid all outstanding balances under the Unsecured Credit Agreement in full. At December 31, 2004, we had no outstanding balances under the Unsecured Credit Agreement, however, had we borrowed, our interest rate would have been LIBOR plus 2.75%.

        Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things, (i) a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0, (ii) a ratio not greater than .35 to 1.0 of secured debt to total asset value (iii) a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and (iv) a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

        Mortgage Loans Payable.    Maturity dates, weighted average interest rates and year-end balances on our mortgage loans payable were (dollar amounts in thousands):

Maturity	Total Loan Balance at December 31, 2005	Rate	Total Loan Balance at December 31, 2004	Rate
2006	$9,610	6.33%	$10,065	6.42%
2007	—	—	—	—
2008	15,217	7.27%	15,593	7.27%
2009	25,790	8.68%	26,232	8.68%
2010	8,274	8.69%	19,396	8.37%
Thereafter	—	—	—	—

	$58,891		$71,286

        As of December 31, 2005 and 2004, the aggregate carrying value of real estate properties securing our mortgage loans payable was $88,541,000 and $103,647,000, respectively.

        During 2005, we paid off a mortgage loan payable to a REMIC Pool we originated in the amount of $3,762,000. Additionally, mortgage loans payable decreased $7,125,000 due to the elimination of two loans payable included in a REMIC pool whose assets were effectively repurchased by us as described in Note 6. Real Estate Investments. During 2004, we paid off mortgage loans payable to a REMIC Pool we originated in the amount of $44,820,000 and $5,300,000 on another mortgage loan.

        Bonds Payable and Capital Leases.    At December 31, 2005 and 2004, we had outstanding principal of $5,935,000 and $6,300,000, respectively on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and matures during 2015. For the year ended December 31, 2005, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 6.1%. Additionally, included in liabilities related to properties held for sale at December 31, 2005 and 2004, we had outstanding principal of $3,824,000 and $3,896,000, respectively on a multi-unit housing tax-exempt revenue bond that bears interest at 8.75% and matures in 2025 and is secured by one assisted living property in Oregon. Subsequent to December 31, 2005, this bond was fully prepaid from the proceeds received from the sale of the Sunwest properties as described in Note 6. Real Estate Investments.

        During 2005, we prepaid in full $3,513,000 under our capital lease obligations. At December 31, 2004, we had outstanding principal of $3,771,000. The capital leases were secured by four assisted living residences, had a weighted average interest rate of 7.6% and had various maturity dates through 2013.

        As of December 31, 2005 and 2004, the aggregate gross investment in real estate properties securing our bonds payable and capital leases was $19,360,000 and $26,078,000, respectively.

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

        The Senior Participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the Senior Participation. In addition, the Senior

Participation receives all mortgage principal collected on the Participation Loan Pool until the Senior Participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the Senior Participation. The ultimate extinguishment of the Senior Participation is tied to the underlying maturities of loans in the Participation Loan Pool which range from 2 to 152 months. As of December 31, 2005, there are 18 loans remaining in the Participation Loan Pool, the Senior Participation balance was $11,535,000 and the weighted average interest rate on the loans in the pool was 11.84%. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        Scheduled Principal Payments.    Total scheduled principal payments for our mortgage loans payable, bonds payable and capital lease obligations as of December 31, 2005 were $11,093,000, $1,601,000, $15,635,000, $24,944,000, $8,290,000 and $7,087,000 in 2006, 2007, 2008, 2009, 2010 and thereafter. To the extent we receive principal payments on the mortgage loans securing the Senior Participation Payable, scheduled principal payments at December 31, 2005 were $7,593,000, $1,904,000 and $2,038,000 in 2006, 2007 and 2008.

        Fair Value.    The estimated fair value of the Senior Participation Payable was $11,860,000 at December 31, 2005 based on the net present value of the future cash flows discounted at 6.2%. The estimated fair value of the mortgage loans payable, bonds payable and capital lease obligations approximated their carrying values at December 31, 2005 based upon prevailing market interest rates for similar debt arrangements.

11. Stockholders' Equity

        Preferred Stock.    Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,				Carrying Value at December 31,
Issuance			Liquidation Value Per share	Dividend Rate
	2005	2004			2005	2004
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative Convertible Preferred Stock	352,675	561,269	$25.00	8.5%	$23.84	$23.84
Series F Cumulative Preferred Stock	6,640,000	6,640,000	$25.00	8.0%	$23.99	$23.99

        Our Series C Cumulative Convertible Preferred Stock is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2005 and 2004.

        Our Series E Cumulative Convertible Preferred Stock is convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. On or after September 19, 2006 and before September 19, 2008, we have the right but not the obligation, upon not less than 30 nor more than 60 days' written notice, to redeem shares of the Series E Preferred Stock, in whole or in part, if such notice is given within fifteen trading days of the end of the 30 day period in which the closing price of our common stock on the NYSE equals or exceeds 125% of the applicable conversion price for 20 out of 30 consecutive trading days, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon. We may not otherwise redeem the Series E Preferred Stock before September 19, 2008, except in order to preserve our status as a real estate investment trust. Dividends are payable quarterly. During 2005, holders of 208,594 shares of Series E Preferred stock notified us of their election to convert such shares into 417,188 shares of common stock. During 2004, holders of 1,638,731 shares of Series E Preferred Stock notified us of their election to convert such shares into 3,277,462 shares of common stock. Total shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock were 705,350 at December 31, 2005. Subsequent to December 31, 2005, holders of 5,496 shares of Series E Preferred Stock notified us of their election to convert such shares into 10,992 shares of common stock. Subsequent to this most recent conversion, there are 347,179 shares of our Series E Preferred Stock outstanding.

        In February 2004, we sold 4,000,000 shares of our Series F Preferred Stock in a registered direct placement. In July 2004, we issued an additional 2,640,000 shares of Series F Preferred Stock in a registered direct placement. The combined issuances of Series F Preferred Stock generated net cash proceeds of $159,305,000. We used the proceeds to redeem our Series A and Series B Preferred Stock, reduce our mortgage debt and fund new investments. The dividend rate is 8.0% and the liquidation value is $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. We may not redeem the Series F Preferred Stock prior to February 23, 2009, except as necessary to preserve our status as a real estate investment trust. On or after February 23, 2009, we may, at our option, redeem the Series F Preferred Stock, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption.

        While outstanding, the liquidation preferences of the preferred stocks in the previous table are pari passu. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

        Common Stock.    During 2005 we sold 1,500,000 shares of common stock in a registered direct placement for $22.08 per share, net proceeds of $32,626,000 were used for general corporate purposes including acquisitions, loan originations and debt retirement.

        During 2005, we repurchased and retired 184,700 shares of common stock for an aggregate purchase price of $3,296,000 at an average purchase price of $17.85 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases, 2,532,900 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,467,100 shares. During 2004 we did not repurchase any common stock. During 2003 we repurchased and retired 482,800 shares of common stock for an aggregate purchase price of approximately $3,246,000, an average of $6.72 per share

        In 2004 we filed a prospectus to cover the possible resale of up to 865,387 shares of our common stock which were contingently issuable under certain partnership agreements. During 2004, partners in seven of our limited partnerships elected to exchange their interests in the partnerships. In accordance with the partnership agreements, at our option, we issued 208,401 shares of our common stock related to five limited partnerships, paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner and paid approximately $8,387,000 to other limited partners in exchange for their partnership interests. At December 31, 2005, we only have one limited partnership remaining and there remains 201,882 shares of our common stock reserved for this partnership agreement.

        Available Shelf Registrations.    On March 31, 2004, we filed a Form S-3 "shelf" registration which became effective April 5, 2004 and provides us with the capacity to offer up to $200,000,000 in our debt and/or equity securities. At December 31, 2005 we had $104,761,000 available under the "shelf" registration.

        Dividend Distributions.    We declared and paid the following cash dividends on our common and preferred stock (in thousands):

	Year ended December 31, 2005				Year ended December 31, 2004
	Declared		Paid		Declared		Paid
Preferred Stock
Series A	$—		$—		$1,019		$1,861
Series B	—		—		1,118		1,491
Series C	3,272		3,272		3,272		3,272
Series E	791		902		2,763		3,634
Series F	13,280		13,280		9,184		5,864	(1)

Total Preferred	17,343		17,454		17,356		16,122
Common Stock	37,348	(3)	28,965		22,376		22,376

Total	$54,691	(2)	$46,419	(2)	$39,732	(2)	$38,498	(2)

(1)
Represents 205 days of accrued dividends.

(2)
Difference between declared and paid is the change in accrued distributions payable on the balance sheet.

(3)
Represents $0.30 per share declared and paid in the first quarter, $0.11 per share per month declared and paid in April through December and $0.12 per share per month declared in December payable in January, February and March 2006.

        In 2004, we redeemed of all of the remaining 1,838,520 outstanding shares of Series A Preferred Stock and all of the 1,988,000 outstanding shares of Series B Preferred Stock. Accordingly, in 2004 we recognized the $1,861,000 and $2,168,000 of original issue costs related to the Series A and Series B Preferred Stock, respectively, as a preferred stock redemption charge in the first quarter of 2004. In December 2003, we announced the redemption of 40% of our outstanding Series A Preferred Stock or 1,225,680 shares. Accordingly, in 2003 we recognized a preferred stock redemption charge of $1,241,000 related to the original issue costs of the shares we redeemed.

        Other Equity.    Other equity consists of the following (amounts in thousands):

	December 31,
	2005	2004
Notes receivable from stockholders	$(226)	$(508)
Unamortized balance on deferred compensation	(3,123)	(228)
Accumulated comprehensive income	2,408	2,806

Total Other Equity	$(941)	$2,070

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

        The new loan agreements provided that the interest rate would be 6.07% (AFR for an equivalent 3 to 9 year instrument) and interest payments were to be paid from dividends received on shares pledged as security for the New Agreements during the quarter in which the interest is due. If the dividend does not fully pay the interest due or if no dividend is paid, the unpaid interest is added to the principal balance. In addition, the notes also require the borrower to reduce principal by one-half of the difference between the most recent dividend received on the pledged shares and the interest paid on the loans from that dividend. During the first quarter of 2003, the difference between the dividend paid and the current interest due on the outstanding loan balances was added to the loan balance in accordance with the loan agreements.

        During 2004, five notes receivable from stockholders with a combined principal balance of $1,722,000 were paid in full. Two of these notes were from current members of our board of directors. At December 31, 2005, only one note receivable from a stockholder (a former employee) with a principal balance of $226,000 remains. This note is fully amortizing and matures in December 2006.

        We currently have no loan programs for officers and/or directors and do not provide any guarantee to any officer and/or director or third party relating to purchases and sales of our equity securities.

        At December 31, 2005, 2004 and 2003, loans totaling $226,000, $508,000 and $2,792,000, respectively were outstanding. At December 31, 2005, 2004 and 2003, the market value of the common stock securing these loans was approximately $1,262,000, $1,195,000 and $4,393,000, respectively.

        Stock Based Compensation Plans.    During 2004 we adopted and our stockholders approved The 2004 Stock Option Plan under which 500,000 shares of common stock have been reserved for incentive and nonqualified stock option grants to officers, employees, non-employee directors and consultants. Also during 2004, we adopted and our stockholders approved The 2004 Restricted Stock Plan under which 100,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Stock Option Plan and The 2004 Restricted Stock Plan are set by our compensation committee at its discretion. During 2005, we issued 8,000 shares of restricted common stock at $19.62 per share. These shares vest ratably over a three year period. We also issued 72,000 shares of restricted common stock at $21.69 per share. These shares vest ratably over a four year period. Total shares available for future grant under these two plans as of December 31, 2005 was 478,234. All options outstanding that were granted under The 2004 Stock Option Plan vest over three years from the original date of grant. Unexercised options expire seven years after the date of vesting.

        Our stockholders have approved the 1992 Stock Option Plan, as amended, under which 1,400,000 shares of common stock were reserved and the 1998 Equity Participation Plan under which 500,000 shares of common stock were reserved. Both plans provide for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the Plans are set by our compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date of grant. All available shares under the 1992 Stock Option Plan have been issued. Total shares available for future grant under the 1998 Equity Participation Plan as of December 31, 2005, 2004 and 2003 were 99,616, 99,816, and 53,176, respectively. All options outstanding that were granted under the 1998 Equity Participation Plan vest over five years from the original date of grant. Unexercised options expire seven years after the date of vesting.

        Nonqualified stock option activity for the years ended December 31, 2005, 2004 and 2003, was as follows:

	Shares			Weighted Average Price
	2005	2004	2003	2005	2004	2003
Outstanding, January 1	200,300	285,871	569,500	$7.15	$5.63	$5.53
Granted	15,000	30,000	—	$19.62	$15.13	—
Exercised	(101,100)	(99,171)	(245,629)	$6.68	$5.51	$5.40
Canceled	(4,000)	(16,400)	(38,000)	$7.63	$5.27	$5.61

Outstanding, December 31	110,200	200,300	285,871	$9.26	$7.15	$5.63

Exercisable, December 31	58,600	75,100	85,671	$5.46	$5.68	$5.59

        During 2005 a total of 101,100 options were exercised at a total option value of $675,000 and a total market value as of the exercise dates of $1,971,000. Subsequent to December 31, 2005, a total of 1,800 options were exercised at a total option value of $9,000 and a total market value as of the exercise dates of $41,000.

        Restricted stock activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Outstanding, January 1	132,772	150,912	202,664
Granted	80,000	12,100	—
Vested	(24,143)	—	(40,852)
Canceled	(11,134)	(30,240)	(10,900)

Outstanding, December 31	177,495	132,772	150,912

Compensation Expense for the year	$540,000	$434,000	$132,000

        During 2005, our board of directors approved a change in the vesting criteria for 89,760 shares of restricted stock outstanding. Prior to the change, these shares vested ratably over five years if we met certain financial objectives and the grantees remained employed by us. Compensation expense was recognized over the service period at the market price per share on the date of vesting. Our board modified the awards so that at December 31, 2005, the 89,760 shares of restricted stock vest ratably over four years. Accordingly, we recorded $1,435,000 in deferred compensation based on the closing market price per share on the date the award was modified. The deferred compensation related to the award modification is being amortized to compensation expense over the service period.

        Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock.

        Prior to January 1, 2003, we accounted for stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" (or APB 25) and related Interpretations.

Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, we adopted SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," on a prospective basis for all employee awards granted, modified or settled on or after January 1, 2003. During 2005, 15,000 options to purchase common stock were issued at an exercise price of $19.62 and vest ratably over a three year period. During 2004, 30,000 options to purchase common stock were issued at an exercise price of $15.13 and vest ratably over a three year period. Accordingly, $39,000 and $17,000 of compensation expense related to the vesting of these options was recognized during 2005 and 2004, respectively. No compensation expense was recognized in 2003 related to stock option vesting since no options were issued or modified in 2003.

        The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income available to common stockholders, as reported	$35,366	$15,003	$6,482
Add: Stock-based compensation expense in the period	39	17	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(54)	(30)	(71)

Pro forma net income available to common stockholders	$35,351	$14,990	$6,411

Net income per common share available to common stockholders:
Basic—as reported	$1.58	$0.77	$0.36

Basic—pro forma	$1.58	$0.77	$0.36

Diluted—as reported	$1.56	$0.77	$0.36

Diluted—pro forma	$1.56	$0.77	$0.36

Note: Adjustments to compensation expense related to restricted shares have been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123.

        As of December 31, 2005, 2004 and 2003, there were 110,200, 200,300 and 285,871 options outstanding, respectively, subject to the disclosure requirements of SFAS No. 123. The fair value of these options was estimated utilizing the Black-Scholes-Merton valuation model and assumptions as of each respective grant date. In determining the estimated fair value for the options granted in 2005, the weighted average expected life assumption was three years, the weighted average volatility was 0.31, the weighted average risk free interest rate was 3.47% and the expected dividend yield was 6.12%. The weighted average fair value of the options granted was estimated to be $2.87. In determining the estimated fair value for the options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39, the weighted average risk free interest rate was

3.18% and the expected dividend yield was 7.27%. The weighted average fair value of the options granted was estimated to be $2.58. No options were granted in 2003. There was no material pro-forma effect on net income or earnings per share for the years ending December 31, 2005, 2004 and 2003. The weighted average exercise price of the options was $9.26, $7.15 and $5.63 and the weighted average remaining contractual life was 1.1, 1.2, and 1.6 years as of December 31, 2005, 2004 and 2003, respectively.

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

  As of December 31, 2005, we had the following commitments outstanding:

        We committed to provide to Alterra $2,500,000 over three years ending December 4, 2006 to invest in leasehold improvements to properties they lease from us and an additional $2,500,000 over the next succeeding three years ending December 4, 2009 to expand properties they lease from us. Both of these investments would be made at a 10% annual return to us. To date, Alterra has not requested any funds under this agreement.    See Note 3. Major Operators for further discussions.

        We committed to provide EHSI up to $5,000,000 per year, under certain conditions, for expansion of the 37 properties they lease from us under certain conditions. Should we expend such funds, EHSI's monthly minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded. To date, EHSI has not requested any funds under this agreement.

        We committed to provide a lessee an accounts receivable financing on a skilled nursing property. The loan has a credit limit not to exceed $150,000 and an interest rate of 10%. The commitment expires if the first advance is not requested by the borrower within a year of the agreement's commencement date and the term of the loan is not to exceed two years from the date of the first request for advance. To date $125,000 has been funded under this agreement. We also committed to invest $300,000 in capital improvements for this property. To date no funds have been requested under this agreement.

        We committed to provide a lessee an accounts receivable financing on a skilled nursing property. The loan has a credit limit not to exceed $75,000 and an interest rate of 10%. The commitment expires if the first advance is not requested by the borrower within nine months of the agreement's commencement date and the term of the loan is nine months from the date of the first request for advance. To date $7,000 has been requested and repaid under this agreement. We have also committed to replace the roof and install a fire sprinkler system for this property. The lessee's monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. To date no funds have been requested under this agreement.

        We committed to provide 11 sub-lessees of one of our master leases with accounts receivable financing on a skilled nursing properties. Each loan has a specific credit limit, and, in aggregate, the credit limit is not to exceed $4,500,000. The loans have an interest rate of 11% and mature one year from the date of the first request for advance. During 2005, we funded $3,817,000 under these agreements. In January 2006, we funded an additional $675,000 under these agreements.

        During part of 2005 we had a commitment to provide a lessee with up to $250,000 to invest in leasehold improvements to a property they lease from us. The lessee's monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. The commitment will expire in February of 2006.

        We committed to provide a lessee with a $500,000 capital allowance which expires on June 30, 2007. Monthly minimum rent increases by the previous month's capital funding multiplied by 10%.

  Subsequent to December 31, 2005, we entered into the following commitments:

        We committed to provide an operator with a line of credit up to $300,000. The line of credit has an interest rate of 12% and matures on April 31, 2006. In 2006, we funded $300,000 under this agreement.

        We committed to provide a lessee with up to $2,500,000 to invest in capital improvements to renovate an existing closed skilled nursing property they currently lease from us. The renovation is currently scheduled to be completed in May 2007.

        Contingent upon an outcome of a bankruptcy proceeding, we committed to provide a lessee with the following: up to $260,000 to invest in capital improvements to a property they lease from us; up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%; and up to $3,000,000 to purchase land, construct and equip a new property in the general vicinity of an existing property they lease from us with a corresponding increase in the monthly minimum rent of 11% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property.

13. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2005, 2004 and 2003 were cash distributions.

        The federal income tax classification of the per share common stock distributions are (unaudited):

	Year Ended
	2005	2004	2003
Ordinary income	$0.920	$0.615	$—
Non-taxable distribution	0.370	0.510	0.650
Section 1250 capital gain	—	—	—
Long term capital gain	—	—	—

Total	$1.29	$1.125	$0.650

14. Net Income Per Common Share

        Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2005		2004		2003
Net income	$52,709		$36,388		$24,319
Preferred stock redemption	—		(4,029)		(1,241)
Preferred dividends	(17,343)		(17,356)		(16,596)

Net income for basic net income per common share	35,366		15,003		6,482
Other dilutive securities	790	(2)	—	(1)	—	(1)

Net income for diluted net income per common share	$36,156		$15,003		$6,482

Shares for basic net income per common share	22,325		19,432		17,836
Stock options	73		135		139
Other dilutive securities	744	(2)	—	(1)	—	(1)

Shares for diluted net income per common share	23,142		19,567		17,975

Basic net income per common share	$1.58		$0.77		$0.36

Diluted net income per common share	$1.56		$0.77		$0.36

(1)
The Series C Cumulative Convertible Preferred Stock, the Series E Cumulative Convertible Preferred Stock and the convertible limited partnership units have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)
The Series C Cumulative Convertible Preferred Stock and the convertible limited partnership units have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

15. Quarterly Financial Information (Unaudited)

	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
	(in thousands except per share amounts)
2005
Revenues	$21,775		$15,926		$17,108		$18,183
Net income (loss) from discontinued operations	780		786		(77)		97
Net income available to common stockholders	17,157	(2)	5,793		5,927		6,489
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.76		$0.23		$0.26		$0.28
Diluted	$0.71		$0.23		$0.26		$0.27
Net income per common share from discontinued operations:
Basic	$0.04		$0.04		$—		$—
Diluted	$0.04		$0.04		$—		$—
Net income per common share available to common stockholders:
Basic	$0.80		$0.27		$0.26		$0.28
Diluted	$0.74		$0.27		$0.26		$0.28
Dividends per share declared	$0.30		$0.66	(4)	$0.33	(5)	$0.36	(6)
Dividend per share paid	$0.30		$0.33		$0.33		$0.33
2004
Revenues(1)	$15,833		$15,590		$16,129		$15,181
Net income from discontinued operations	$1,738		$508		$644		$798
Net income available to common stockholders	$926		$4,442		$4,895		$4,740	(3)
Net (loss) income per common share from continuing operations net of preferred dividends:
Basic	$(0.05	)(7)	$0.21		$0.21		$0.19
Diluted	$(0.05	)(7)	$0.20		$0.21		$0.19
Net income per common share from discontinued operations:
Basic	$0.10		$0.03		$0.03		$0.04
Diluted	$0.10		$0.03		$0.03		$0.04
Net income per common share available to common stockholders:
Basic	$0.05		$0.23		$0.25		$0.23
Diluted	$0.05		$0.23		$0.24		$0.23
Dividends per share declared and paid	$0.25	0	$0.27	5	$0.30	0	$0.30	0

(1)
As required by SFAS No. 144, revenues related to properties sold in 2005 and 2004 and held for sale at December 31, 2005 have been reclassified to discontinued operations for all periods presented.

(2)
Includes $11,696 in income related to the collection of a note receivable. See Note 8. Notes Receivable for further discussion.

(3)
Includes impairment charges totaling $274. See Note 5. Impairment Charge for further discussion.

(4)
Represents second and third quarter 2005 dividends.

(5)
Represents fourth quarter 2005 dividends.

(6)
Represents first quarter 2006 dividends.

(7)
Net of preferred dividends of $4,946 and a preferred stock redemption charge of $4,029.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or Exchange Act"). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Audit Committee, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting.

        Management Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 81 and 82.

Changes in Internal Control Over Financial Reporting.

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The company's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2005, the company's internal control over financial reporting is effective based on those criteria.

        The company's independent auditors have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that LTC Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTC Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that LTC Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of LTC Properties, Inc. and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 22, 2006

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information with respect to directors, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 4, 2006 under the caption "Election of Directors" is incorporated herein by reference. Our executive officers are:

Name	Age	Position
Andre C. Dimitriadis	65	Chairman, Chief Executive Officer, and Director
Wendy L. Simpson	56	President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

        Andre C. Dimitriadis founded LTC Properties in 1992 and has been our Chairman and Chief Executive Officer since inception. In 2000 Mr. Dimitriadis also assumed the position of President. In October 2005, Mr. Dimitriadis resigned from the position of President but remains Chairman and Chief Executive Officer.

        Wendy L. Simpson has been a director since 1995, Vice Chairman from April 2000 through October 2005, Chief Financial Officer since July 2000, Treasurer since January 2005 and President and Chief Operating Officer since October 2005.

Code of Ethics

        Information relating to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is included in Part I, Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

        Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance," is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006, under the caption "Executive Compensation," is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to the security ownership of management and certain beneficial owners, set forth our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 4, 2006 under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

        Information relating to securities authorized for issuance under our equity compensation plans, is set forth in Part I, Item 5 of this report under the caption "Equity Compensation Plan Information."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006 under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to our accountant, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2006, under the caption "Audit Committee—Audit and Non-Audit Fees," is incorporated herein by reference.

Item 15.    FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

  (a)
  Financial Statement Schedules

        The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

  (b)
  Exhibits

        The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

LTC PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

II.	Valuation and Qualifying Accounts	86
III.	Real Estate and Accumulated Depreciation	87
IV.	Mortgage Loans on Real Estate	91

        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charge to Operations	Balance at End of Period
Allowance for Doubtful Accounts:
2005	$1,280	$—	$1,280
2004	$1,280	$—	$1,280
2003	$1,280	$—	$1,280

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

					Gross Amount at which Carried at December 31, 2005
		Initial Cost to Company
				Costs Capitalized Subsequent to Acquisition
	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.(2)	Construction/ Renovation Date	Acq. Date

Skilled Nursing Properties:
Alamogordo, NM	—	$210	$2,590	$3	$210	$2,593	$2,803	$284	1985	Dec-01
Albuquerque, NM	—	1,696	3,891	6	1,696	3,897	5,593	48	1967	Sep-05
Albuquerque, NM	—	2,414	8,910	10	2,414	8,920	11,334	94	1982	Sep-05
Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	109	1970	Sep-05
Altoona, IA	—	105	2,309	341	105	2,650	2,755	825	1973	Jan-96
Aransas Pass, TX	—	154	1,276	38	154	1,314	1,468	37	1973	Dec-04
Atlanta, GA	—	175	1,282	3	175	1,285	1,460	380	1968	Sep-99
Atmore, AL	—	131	2,877	196	131	3,073	3,204	928	1967/1974	Jan-96
Beaumont, TX	—	370	958	—	370	958	1,328	—	1950	Dec-05
Beeville, TX	—	186	1,197	10	186	1,207	1,393	34	1974	Dec-04
Benbrook, TX	—	503	2,121	102	503	2,223	2,726	77	1976	Jan-05
Bradenton, FL	—	330	2,720	102	330	2,822	3,152	1,046	1989/2002	Sep-93
Brownsville, TX	—	302	1,856	32	302	1,888	2,190	115	1968	Apr-04
Canyon, TX(8)	—	196	506	211	196	717	913	253	1985/86	Jun-00
Carroll, IA	—	47	1,033	165	47	1,198	1,245	361	1969	Jan-96
Chesapeake, VA	—	388	3,469	59	388	3,528	3,916	1,277	1977/2002	Oct-95
Clovis, NM	—	561	5,539	—	561	5,539	6,100	659	1970	Dec-01
Clovis, NM	—	598	5,902	—	598	5,902	6,500	702	1969/95	Dec-01
Commerce City, CO	—	236	3,217	66	236	3,283	3,519	119	1964	Jun-04
Commerce City, CO	—	160	2,160	5	160	2,165	2,325	179	1967	Jun-04
Del Norte, CO	—	103	930	2	103	932	1,035	17	1955	Jun-05
Des Moines, IA(8)	—	115	2,096	1,348	115	3,444	3,559	846	1972	Sep-99
Dresden, TN	—	31	1,529	123	31	1,652	1,683	312	1966/2002	Nov-00
Gardendale, AL	—	84	6,316	—	84	6,316	6,400	1,912	1976/1984	May-96
Gardner, KS	—	896	4,478	457	896	4,935	5,831	994	1961/1974	Dec-99
Granger, IA	—	62	1,356	158	62	1,514	1,576	455	1979	Jan-96
Grapevine, TX	—	431	1,449	129	431	1,578	2,009	269	1974	Jan-02
Griffin, GA	—	500	2,900	—	500	2,900	3,400	702	1969	Sep-99
Hereford, TX(8)	—	106	(106)	2	106	(104)	2	2	1985	Oct-01
Holyoke, CO	—	211	1,513	257	211	1,770	1,981	508	1963	Nov-00
Houston, TX	—	202	4,458	969	202	5,427	5,629	1,520	1961	Jun-96
Houston, TX	—	365	3,769	1,477	365	5,246	5,611	1,637	1964/1968	Jun-96
Houston, TX	—	202	4,458	854	202	5,312	5,514	1,647	1967	Jun-96
Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	302	1986 — 1987	Mar-02
Jefferson, IA	—	86	1,883	251	86	2,134	2,220	642	1968/1972	Jan-96
Lecanto, FL	—	351	2,665	2,529	351	5,194	5,545	1,685	1988	Sep-93
Manchester, TN	—	50	954	87	50	1,041	1,091	257	1957/67/78/2002	Nov-00
Marion Pointe, OH	—	119	1,156	17	119	1,173	1,292	28	1950	May-05
Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	2,454	1975/1996	Jun-96
Mesa, AZ(8)	—	420	3,258	36	420	3,294	3,714	917	1972	Oct-97
Midland, TX	—	33	2,285	26	33	2,311	2,344	764	1973	Feb-96
Montgomery, AL	—	242	5,327	115	242	5,442	5,684	1,706	1967/1974	Jan-96
Nacogdoches, TX	—	100	1,738	90	100	1,828	1,928	531	1973	Oct-97
Norwalk, IA	—	47	1,033	130	47	1,163	1,210	352	1975	Jan-96
Olathe, KS	—	520	1,872	85	520	1,957	2,477	437	1968	Sep-99
Phoenix, AZ	—	334	3,383	273	334	3,656	3,990	229	1982	Apr-04
Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	1,878	1985	Aug-00
Polk City, IA	—	63	1,376	109	63	1,485	1,548	454	1976	Jan-96
Portland, OR	—	100	1,925	457	100	2,382	2,482	720	1956/1974	Jun-97
Richland Hills, TX	—	144	1,656	257	144	1,913	2,057	261	1976	Dec-01
Richmond, VA	—	356	3,180	351	356	3,531	3,887	1,344	1970/1975/1980/2002	Oct-95
Ripley, TN	—	20	985	87	20	1,072	1,092	243	1951/2002	Nov-00
Roswell, NM	—	568	5,232	3	568	5,235	5,803	574	1975	Dec-01
Rusk, TX	—	34	2,399	173	34	2,572	2,606	1,021	1969	Mar-94
Sacramento, CA	—	220	2,929	—	220	2,929	3,149	928	1968	Feb-97
Salina, KS(8)	—	100	1,153	558	100	1,711	1,811	491	1985	May-97
Tappahannock, VA(8)	—	375	1,327	93	375	1,420	1,795	901	1977/1978	Oct-95
Tucson, AZ	—	276	8,924	112	276	9,036	9,312	1,728	1985/92	Aug-00
Tyler, TX	—	300	3,071	22	300	3,093	3,393	178	1974	Mar-04

Skilled Nursing Properties	—	$20,482	$174,910	$14,993	$20,482	$189,903	$210,385	$39,373

Assisted Living Properties:
Ada, OK	$—		$100	$1,650	—	$100	$1,650	$1,750	$403	1996	Dec-96
Arlington, OH	—	(7)	629	6,973	—	629	6,973	7,602	759	1993	Dec-01
Arvada, CO	6,415	(4)	100	2,810	276	100	3,086	3,186	673	1997	Aug-97
Athens, TX	—		96	1,510	1	96	1,511	1,607	404	1995	Jan-96
Bakersfield, CA	8,728		834	11,986	20	834	12,006	12,840	1,505	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	600	1996	Nov-96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	481	1997	Oct-97
Bexley, OH	15,217	(7)	306	4,196	—	306	4,196	4,502	458	1992	Dec-01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	554	1997	Aug-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	492	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	492	1997	Sep-97
Camas, WA	—	(3)	100	2,175	—	100	2,175	2,275	553	1996	May-96
Central, SC	—		100	2,321	—	100	2,321	2,421	391	1998	Mar-99
Cordele, GA	—		153	1,455	82	153	1,537	1,690	334	1987/88/2002	Jul-00
Denison, IA	—		100	2,713	—	100	2,713	2,813	543	1998	Jun-98
Dodge City, KS	—		84	1,666	—	84	1,666	1,750	475	1995	Dec-95
Durant, OK	—		100	1,769	—	100	1,769	1,869	416	1997	Apr-97
Edmond, OK	—	(5)	100	1,365	526	100	1,891	1,991	422	1996	Aug-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	521	1997	Dec-97
Erie, PA	—	(6)	850	7,477	—	850	7,477	8,327	1,567	1998	Oct-99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	575	1997	Sep-97
Fremont,OH	—		100	2,435	—	100	2,435	2,535	545	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	540	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	577	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	564	1998	Mar-98
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	373	1988	May-96
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	369	1998	Mar-99
Grandview, WA	—	(3)	100	1,940	—	100	1,940	2,040	509	1996	Mar-96
Great Bend, KS	—		80	1,570	17	80	1,587	1,667	469	1995	Dec-95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	571	1997	Aug-97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	439	1998	Mar-99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	418	1995	Jan-96
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	475	1998	Mar-99
Hayden, ID	—		100	2,450	243	100	2,693	2,793	639	1996	Dec-96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	559	1997	Aug-97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	502	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	657	1996	Nov-96
Kennewick. WA	—	(3)	100	1,940	—	100	1,940	2,040	513	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	550	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	542	1997	Aug-97
Lakeland, FL	—		519	2,313	82	519	2,395	2,914	541	1968/74/96/2002	Jul-00
Longmont, CO	—	(4)	100	2,640	—	100	2,640	2,740	535	1998	Jun-98
Longview, TX	—		38	1,568	1	38	1,569	1,607	425	1995	Oct-95
Loveland, CO	—	(4)	100	2,865	270	100	3,135	3,235	676	1997	Sep-97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	507	1996	Apr-96
Madison, IN	—		100	2,435	—	100	2,435	2,535	536	1997	Oct-97
Marshall, TX	—		38	1,568	451	38	2,019	2,057	537	1995	Oct-95
McPherson, KS	—		79	1,571	—	79	1,571	1,650	464	1994	Dec-95
Millville, NJ	—		100	2,825	—	100	2,825	2,925	628	1997	Aug-97
Nampa, ID	—		100	2,240	23	100	2,263	2,363	541	1997	Jan-97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	382	1998	Mar-99
Newark, OH	—		100	2,435	—	100	2,435	2,535	536	1997	Oct-97
Newport Richey, FL	—		100	5,845	489	100	6,334	6,434	1,423	1986/1995	Jan-98
Newport, OR	—		100	2,050	—	100	2,050	2,150	538	1996	Dec-96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	542	1998	Jun-98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	484	1997	Jun-97
Portland, OR	3,824	(9)	100	7,622	359	100	7,981	8,081	1,513	1986/2002	Jun-98
Rio Rancho, NM	—	(9)	100	8,300	40	100	8,340	8,440	1,650	1998	Mar-98
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	410	1998	Mar-99
Rocky River, OH	9,610	(6)	760	6,963	—	760	6,963	7,723	1,399	1998	Oct-99
Roseville, CA	—	(9)	100	7,300	8	100	7,308	7,408	1,405	1998/2002	Jun-98
Salina, KS	—		79	1,571	—	79	1,571	1,650	464	1994	Dec-95
San Antonio, TX	—	(5)	100	1,900	—	100	1,900	2,000	445	1997	May-97
San Antonio, TX	—	(5)	100	2,055	—	100	2,055	2,155	474	1997	Jun-97

Shelby, NC	—		100	2,805	2	100	2,807	2,907	566	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	536	1998	Jun-98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	509	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	408	1998	Mar-99
Tallahassee, FL	—	(5)	100	3,075	—	100	3,075	3,175	623	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	545	1997	Aug-97
Troy,OH	—		100	2,435	306	100	2,741	2,841	618	1997	May-97
Tulsa, OK	—	(5)	200	1,650	—	200	1,650	1,850	396	1997	Feb-97
Tulsa, OK	—	(5)	100	2,395	—	100	2,395	2,495	547	1997	Jun-97
Tucson, AZ	—	(9)	100	8,700	8	100	8,708	8,808	1,667	1998/2002	Jun-98
Tyler, TX	10,647	(5)	100	1,800	—	100	1,800	1,900	438	1996	Dec-96
Vacaville, CA	8,274		1,662	11,634	19	1,662	11,653	13,315	1,481	1998/2002	Dec-01
Vancouver, WA	—	(3)	100	2,785	—	100	2,785	2,885	706	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	513	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	521	1997	Jul-97
Walla Walla, WA	5,935	(3)	100	1,940	—	100	1,940	2,040	505	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	380	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	498	1996	Aug-97
Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	536	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	449	1996	Dec-96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	606	1997	Sep-97
Worthington, OH	—	(7)	—	6,102	—	—	6,102	6,102	490	1993	Dec-01
Worthington, OH	—	(7)	—	3,402	—	—	3,402	3,402	814	1995	Dec-01
York, NE	—		100	2,318	—	100	2,318	2,418	521	1997	Aug-97

Assisted Living Residences	68,650		13,194	263,505	4,369	13,194	267,874	281,068	54,357

Schools
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	2,041	1930/1998	Dec-98

Schools	—		100	6,000	3,170	100	9,170	9,270	2,041

	$68,650		$33,776	$444,415	$22,532	$33,776	$466,947	$500,723	$95,771

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

(8)
An impairment charge totaling $5,587 was taken against 6 properties based on the Company's estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the company will dispose of the property as required by Statement of Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

(9)
Subsequent to December 31, 2005, these properties were sold for $58,500. We received $54,573 in proceeds after paying $3,814 of bond obligations related to one of the properties sold. As a result of the sale, we will recognize gain of $31,939 in 2006.

        Activity for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Real Estate & Equipment	Accumulated Depreciation
Balance at December 31, 2002	$469,656	$64,316
Additions	2,075	12,711
Additions purchased from Center Healthcare, Inc. (CLC)	1,612	72
Conversion of mortgage loans into owned properties	—	—
Impairment charges	—	—
Cost of real estate sold	(17,342)	(3,723)

Balance at December 31, 2003	$456,001	$73,376
Additions	9,541	12,376
Conversion of mortgage loans into owned properties	9,492	191
Increase due to step up in basis resulting from partnership conversions	2,288	18
Impairment charges	—	—
Cost of real estate sold	(8,205)	(2,592)

Balance at December 31, 2004	$469,117	$83,369
Additions	30,979	13,255
Conversion of mortgage loans into owned properties	3,636	45
Impairment charges	—	—
Cost of real estate sold	(3,009)	(898)

Balance at December 31, 2005	$500,723 (1)	$95,771 (1)

(1)
Subsequent to December 31, 2005, these properties were sold for $58,500. We received $54,573 in proceeds after paying $3,814 of bond obligations related to one of the properties sold. As a result of the sale, we will recognize gain of $31,939 in 2006.

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGATE LOANS ON REAL ESTATE

(dollars in thousands)

										Principal Amount of Loans Subject to Delinquent Principal or Interest
	Number of						Current Monthly Debt Service		Carrying Amount of Mortgages December 31, 2005
State				Interest Rate(1)	Final Maturity Date	Balloon Amount(2)		Face Amount of Mortgages
	Facilities	Units/Beds
MT, NE, IA	4	305	(4)	12.02%	2007	8,752	105	10,000	9,067	—
FL	3	256		11.10%	2009	6,557	68	6,850	6,802	—
FL	1	180		10.16%	2006	6,159	66	7,200	6,300	—
GA	1	104		10.00%	2010	4,760	45	5,000	4,977	—
TX	5	583		12.60%	2011	904	90	8,000	5,052	—
OH	1	150		11.09%	2006	4,546	52	5,200	4,573	—
TX	1	140		11.00%	2007	4,412	42	4,510	4,479	—
Various	65	6,904		5.52% - 12.85%	2006 - 2019	69,543	1,347	130,037	106,802	—

	81	8,622	(3)			$105,633	$1,815	$176,797	$148,052	—

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

(3)
Includes 70 first-lien mortgage loans as follows:

(4)
Includes four facilities secured by one loan in three different states.

# of Loans	Original loan amounts
40	$500 - $ 2,000
12	$2,001 - $ 3,000
10	$3,001 - $ 4,000
3	$4,001 - $ 5,000
1	$5,001 - $ 6,000
1	$6,001 - $ 7,000
3	$7,001 - $10,000

        Activity for the years ended December 31, 2003, 2004 and 2005 is as follows:

Balance at December 31, 2002	$82,675
Conversion of notes to owned properties	—
Investment in real estate mortgages	1,707
Impairment charges	(31)
Collections of principal	(12,886)

Balance at December 31, 2003	$71,465
Conversion of notes to owned properties	(9,277)
Conversion of other notes to mortgage notes	3,751
Conversion of REMIC certificates to loans	12,025
Investment in real estate mortgages	22,817
Impairment charges	—
Mortgage premium	(60)
Collections of principal	(9,843)

Balance at December 31, 2004	$90,878
Conversion of notes to owned properties	(3,029)
Conversion of REMIC certificates to loans	35,694
Investment in real estate mortgages	38,500
Mortgage premium	(131)
Loan prepayments/payoffs	(10,320)
Collections of principal	(3,540)

Balance at December 31, 2005	$148,052

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

(Item 15(b))

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated June 19, 1997)
3.2	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 1996)
3.3	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.'s Current Report on Form 8-K dated June 19, 1997)
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

10.1	Amended and Restated Employment Agreement of Wendy Simpson dated March 9, 2004 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 2004)
10.2	Amended and Restated Employment Agreement of Alex Chavez dated March 9, 2004 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 2004)
10.3	The 2004 Stock Option Plan (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form S-8 dated May 25, 2004)
10.4	The 2004 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Form S-8 dated May 25, 2004)
10.5	Employment Agreement of Pamela Shelley-Kessler dated August 9, 2004 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.6	Employment Agreement of Peter Lyew dated August 9, 2004 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.7	Employment Agreement of Clint Malin dated August 9, 2004 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.8	First Amendment to Credit Agreement dated September 17, 2004 (incorporated by reference to Exhibit 10.4 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.9	Second Amendment to Credit Agreement dated October 5, 2004 (incorporated by reference to Exhibit 10.5 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.10	Amended Restated and Consolidated Promissory Note dated October 1, 2004 (incorporated by reference to Exhibit 10.6 to LTC Properties, Inc.'s Form 10-Q for the quarter ended September 30, 2004)
10.11	Form of Stock Option Agreement under the 2004 Stock Option Plan (incorporated by reference to Exhibit 10.50 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004)
10.12
Form of Restricted Stock Agreement under the 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.50 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004)
10.13
Memorandum of Understanding ("MOU") with Extendicare Health Services, Inc., ("EHSI") a wholly owned subsidiary of Extendicare Inc. (TSX:EXE.MV; EXE.SV and NYSE:EXE); Alpha Acquisition, Inc. ("AAI"), a wholly owned subsidiary of EHSI; Assisted Living Concepts, Inc. ("OTC BB:ASLC") and Carriage House Assisted Living, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated January 31, 2005)
10.14
Form of Purchase Agreement dated as of July 12, 2005 by and between LTC Properties, Inc. and the purchasers of certain shares of common stock of LTC Properties, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated July 12, 2005)

10.15
Placement Agent Agreement dated July 12, 2005 between LTC Properties, Inc. and Cohen & Steers Capital Advisors, LLC (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Current Report on Form 8-K dated July 12, 2005)
10.16
Amended and Restated Credit Agreement dated as of November 7, 2005 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch, as Administrative Agent, Harris Nesbitt Corp. Co-Lead Arranger and Book Manager and Key Bank National Association as Co-Lead Arranger and Syndication Agent. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated November 8, 2005)
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

LTC Properties, Inc. Registrant
Dated: February 23, 2006
	By:	/s/ WENDY L. SIMPSON

Wendy L. Simpson President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

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

/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2006
/s/ WENDY L. SIMPSON Wendy L. Simpson	President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	February 23, 2006
/s/ BOYD HENDRICKSON Boyd Hendrickson	Director	February 23, 2006
/s/ EDMUND C. KING Edmund C. King	Director	February 23, 2006
/s/ TIMOTHY J. TRICHE Timothy Triche	Director	February 23, 2006
/s/ SAM YELLEN Sam Yellen	Director	February 23, 2006

QuickLinks

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
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
LTC PROPERTIES, INC. INDEX TO FINANCIAL STATEMENT SCHEDULES (Item 15(a))
LTC PROPERTIES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
LTC PROPERTIES, INC. SCHEDULE IV MORTGATE LOANS ON REAL ESTATE (dollars in thousands)
INDEX TO EXHIBITS
  (Item 15(b))
LTC PROPERTIES, INC. SIGNATURES
POWER OF ATTORNEY