Form 10-Q
period 2006-03-31
LTC PROPERTIES INC
filed 2006-04-28
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Shares of Registrant’s common stock, $.01 par value, outstanding on April 21, 2006 – 23,364,491

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2006

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2006 - $92,864; 2005 - $89,545	$342,195	$345,065
Land	33,376	33,376
Properties held for sale, net of accumulated depreciation and amortization: 2006 - $0; 2005 - $6,226	—	26,511
Mortgage loans receivable, net of allowance for doubtful accounts: 2006 - $1,280 2005 - $1,280	131,984	148,052
Real estate investments, net	507,555	553,004
Other Assets:
Cash and cash equivalents	54,824	3,569
Debt issue costs, net	1,055	1,268
Interest receivable	3,669	3,436
Prepaid expenses and other assets	5,498	5,130
Notes receivable	8,462	8,931
Marketable debt securities	9,935	9,933
Total Assets	$590,998	$585,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$16,000
Mortgage loans payable	58,567	58,891
Bonds payable and capital lease obligations	5,545	5,935
Senior mortgage participation payable	9,996	11,535
Accrued interest	490	524
Accrued expenses and other liabilities	5,150	8,427
Liabilities related to properties held for sale	—	3,852
Distributions payable	11,897	11,890
Total Liabilities	91,645	117,054

Minority interest	3,518	3,524
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2006 – 8,932; 2005 – 8,993	211,792	213,317
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2006 – 23,349; 2005 – 23,276	233	233
Capital in excess of par value	330,124	331,415
Cumulative net income	407,786	364,045
Other	1,994	(941)
Cumulative distributions	(456,094)	(443,376)
Total Stockholders’ Equity	495,835	464,693
Total Liabilities and Stockholders’ Equity	$590,998	$585,271

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$12,775	$14,776
Interest income from mortgage loans and notes receivable	4,321	2,682
Interest income from REMIC Certificates	—	1,464
Interest and other income	1,083	2,853
Total revenues	18,179	21,775
Expenses:
Interest expense	1,871	2,172
Depreciation and amortization	3,485	3,028
Legal expenses	50	73
Operating and other expenses	1,329	1,909
Total expenses	6,735	7,182
Income before non-operating income and minority interest	11,444	14,593
Non-operating income	—	6,217
Minority interest	(86)	(86)
Income from continuing operations	11,358	20,724
Discontinued operations:
Income from discontinued operations	445	780
Gain on sale of assets, net	31,938	—
Net income from discontinued operations	32,383	780

Net income	43,741	21,504
Preferred stock dividends	(4,309)	(4,347)
Net income available to common stockholders	$39,432	$17,157

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.30	$0.76
Diluted	$0.30	$0.71
Net Income per Common Share from Discontinued Operations:
Basic	$1.39	$0.04
Diluted	$1.28	$0.04
Net Income per Common Share Available to Common Stockholders:
Basic	$1.69	$0.80
Diluted	$1.55	$0.74

Basic weighted average shares outstanding	23,290	21,491

Comprehensive income

Net income	$43,741	$21,504
Reclassification adjustment	(189)	(3,610)
Total comprehensive income	$43,552	$17,894

NOTE: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year. Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$43,741	$21,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	3,485	3,028
Depreciation and amortization – discontinued operations	—	225
Minority interest	86	86
Realization of reserve on note receivable	—	(3,905)
Realization of deferred gain on note receivable	—	(3,610)
Straight-line rental income	(601)	(196)
Other non-cash charges, net	33	1,345
Gain on sale of real estate investments, net	(31,938)	—
(Decrease)increase in accrued interest	(40)	1
Net change in other assets and liabilities	(1,372)	1,111
Net cash provided by operating activities	13,394	19,589
INVESTING ACTIVITIES:
Investment in real estate mortgages	—	(13,898)
Investment in real estate properties and capital improvements, net	(476)	(2,659)
Proceeds from sale of real estate investments	54,042	—
Principal payments received on mortgage loans receivable and REMIC Certificates	16,029	5,308
Advances under notes receivable	(1,150)	(559)
Principal payments received on notes receivable	171	15,023
Net cash provided by investing activities	68,616	3,215
FINANCING ACTIVITIES:
Borrowings under the line of credit	2,000	2,000
Repayments of borrowings under the line of credit	(18,000)	(2,000)
Mortgage principal payments on the senior mortgage participation	(1,539)	(220)
Principal payments on mortgage loans payable, bonds and capital lease obligations	(720)	(845)
Repurchase of common stock	—	(2,361)
Distributions paid to minority interests	(92)	(274)
Distributions paid to stockholders	(12,710)	(10,950)
Other	306	350
Net cash used in financing activities	(30,755)	(14,300)
Increase in cash and cash equivalents	51,255	8,504
Cash and cash equivalents, beginning of period	3,569	4,315
Cash and cash equivalents, end of period	$54,824	$12,819
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,736	$2,105
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	1,524	4,220
Reclassification of previously issued restricted stock	3,123	—
Restricted stock issued, net of cancellations	—	157

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2005 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Control over the partnership is based on the provisions of the partnership agreement that provides us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs. Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (i.e., appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the express permission of the general partner. However, we can transfer our interest without consultation or permission of the limited partners.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements; however, we believe that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we are not taxed on income that is distributed to our stockholders.

2.              Real Estate Investments

Owned Properties. At March 31, 2006, our investment in owned properties consisted of 59 skilled nursing properties with a total of 7,100 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states.

During the quarter ended March 31, 2006, we sold four assisted living properties with a total of 431 units located in four states to an entity formed by the principals of Sunwest Management Inc., (or Sunwest) for $58,500,000. We recognized a gain of $31,938,000 on the sale and received total net proceeds of $54,542,000, after paying closing costs and a $3,840,000 8.75% State of Oregon bond obligation related to one of the properties sold. In 2005 we sold an option to purchase these four properties to Sunwest for $2,000,000. In exchange for the right to purchase the properties for $58,500,000, we received $500,000 in cash and a note receivable for $1,500,000. The proceeds from the sale of the purchase option have been applied to the proceeds of the sale of the four properties.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Rental income	$365	$1,096
Interest and other income	97	—
Interest expense	(17)	(85)
Depreciation and amortization	—	(225)
Operating and other expenses	—	(6)
Income from discontinued operations	$445	$780

Mortgage Loans. At March 31, 2006, we had investments in 65 mortgage loans secured by first mortgages on 62 skilled nursing properties with a total of 6,938 beds, 13 assisted living properties with 933 units and one school located in 21 states. At March 31, 2006, the mortgage loans had interest rates ranging from 5.5% to 12.9% and maturities ranging from 2006 to 2019. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the quarter ended March 31, 2006, we received $14,828,000 plus accrued interest related to the payoff of five mortgage loans secured by skilled nursing properties located in various states.

Subsequent to March 31, 2006, we received $5,177,000 including accrued interest and prepayment fees related to the payoff of three mortgage loans.

3.              Notes Receivable

During the first quarter of 2006, we funded a $675,000 loan secured by certain assets including accounts receivable of the borrower. This loan matures in December 2006 and bears interest at 11.0%. In addition to this loan, during the three months ended March 31, 2006, we funded $498,000 under line of credit agreements with certain operators.

At December 31, 2005, we held a Promissory Note (or Note) from an operator in the amount of $1,500,000. During the fourth quarter of 2005, we sold an option to purchase four of our assisted living properties to Sunwest. The price of the option was $500,000 in cash and the Note. During the first quarter of 2006, the option to purchase the properties was exercised and the proceeds from the payoff of the Note were applied to the purchase price of the four properties (see Note 2. Real Estate Investments).

During the first quarter of 2005, we received $22,309,000 in cash as payment in full for a note receivable and a related $500,000 mortgage loan, including accrued and unpaid interest through the payoff date. As a result of the payoff, we recognized $3,667,000 in rental income related to past due rents that were not previously accrued, $2,335,000 of interest income related to past due interest that was not previously accrued, a $477,000 reimbursement for certain expenses paid on behalf of an operator in prior years, a $1,000,000 bonus accrual related to the realization of the value of the note receivable and non-operating income of $6,217,000 ($3,610,000 of which was classified as Accumulated Comprehensive Income in the equity section of the balance sheet at December 31, 2004). The $6,217,000 of non-operating income is net of $1,298,000 of legal and investment advisory fees related to the transaction that resulted in the note receivable payoff.

4.              Marketable Debt Securities

We have an investment in $10,000,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG. We account for our investment in SHG Senior Subordinated Notes at amortized cost as held-to-maturity securities.

5.              Debt Obligations

At March 31, 2006, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement. During the three months ended March 31, 2006, pricing under the Unsecured Revolving Credit Agreement ranged between LIBOR plus 1.50% and LIBOR plus 2.50%. At March 31, 2006 our pricing was LIBOR plus 1.50%

During the quarter ended March 31, 2006, the company paid $3,840,000 in principal and accrued interest to fully repay the 8.75% State of Oregon bond obligation related to one of the properties sold as discussed in Note 2. Real Estate Investments.

6.              Senior Mortgage Participation Payable

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation. In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation. The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 10 to 149 months. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the three months ended March 31, 2006, the senior participation received principal payments of $1,539,000, which included a $1,324,000 payoff of a loan in the Participation Loan Pool. During the same period last year the senior participation received principal payments of $220,000. At March 31, 2006, 17 loans with a total principal balance of $32,694,000 remain in the Participation Loan Pool and $9,996,000 was outstanding under the senior mortgage participation.

7.              Stockholders’ Equity

Preferred Stock. During the three months ended March 31, 2006, holders of 30,496 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 60,992 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 644,358 at March 31, 2006. Subsequent to March 31, 2006, holders of 5,650 shares of our Series E preferred stock notified us of their election to convert such shares into 11,300 shares of our common stock. After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 633,058.

Common Stock. During the three months ended March 31, 2006, a total of 11,800 stock options were exercised at a total option value of $57,000 and a total market value as of the dates of exercise of $265,000. Subsequent to March 31, 2006, 4,000 stock options were exercised at a total option value of $31,000 and a total market value as of the date of exercise of $88,000.

Distributions. We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2006			Three months ended March 31, 2005
	Declared		Paid	Declared		Paid
Preferred Stock
Series C	$818		$818	$818		$818
Series E	171		187	209		299
Series F	3,320		3,320	3,320		3,320
	4,309		4,325	4,347		4,437

Common Stock	8,408	(1)	8,385	6,513	(2)	6,513
Total	$12,717	(3)	$12,710	$10,860	(3)	$10,950

(1)          Represents $0.12 per month for the first quarter of 2006.

(2)          Represents $0.30 per share for the first quarter of 2005.

(3)          The difference between declared and paid is the change in distributions payable on the balance sheet at March 31 and December 31.

In March 2006, we declared a monthly cash dividend of $0.12 per share on our common stock for the months of April, May and June 2006, payable on April 28, May 31 and June 30, 2006, respectively, to stockholders of record on April 20, May 23 and June 22, 2006, respectively.

Other Equity. Other equity consists of the following (in thousands):

	March 31, 2006	December 31, 2005
		(audited)
Notes receivable from stockholders	$(226)	$(226)
Deferred compensation	—	(3,123)
Accumulated comprehensive income	2,220	2,408
Total Other Equity	$1,994	$(941)

During the three months ended March 31, 2006, we reclassified $3,123,000 of deferred compensation to capital in excess of par value as required by SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The deferred compensation was related to unvested restricted stock and unvested stock options previously accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and SFAS No. 123, “Accounting for Stock-Based Compensation”.

During the quarters ended March 31, 2006 and 2005, $237,000 and $104,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.

Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95 “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As required by The Securities and Exchange Commission, we adopted SFAS No. 123(R) on January 1, 2006.

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

We adopted SFAS No. 123(R) using the “modified-prospective” method. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003, using the prospective method described in SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement does not have an impact on our statement of cash flows.

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

No stock options were issued during the first quarter of 2006. During the three months ended March 31, 2005, 15,000 options to purchase common stock were granted at an exercise price of $19.62 and vest ratably over a three year period. Additionally, during the first quarter of 2005, 4,000 unvested options to purchase common stock were cancelled. At March 31, 2006, the total number of stock options that are scheduled to vest through December 31, 2006 is 27,000. The remaining compensation expense to be recognized related to the future service period of these options is approximately $44,000.

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123(R) had been applied to options granted under our stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands):

	Three Months Ended March 31,
	2006	2005
	(actual)	(pro forma)

Net income available to common stockholders, as reported	$39,432	$17,157
Add: Stock-based compensation expense in the period	15	9
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(15)	(14)
Pro forma net income available to common stockholders	$39,432	$17,152
Net income per common share available to common stockholders:
Basic – as reported	$1.69	$0.80
Basic – pro forma	$1.69	$0.80
Diluted – as reported	$1.55	$0.74
Diluted – pro forma	$1.55	$0.74

Note: Adjustments to compensation expense related to restricted shares have been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123(R). Above pro forma disclosures are provided for 2005 because employee stock options issued prior to January 1, 2003, the date we adopted SFAS No. 148, were not accounted for using the fair value method during that period. Disclosures are provided for 2006 for comparative purposes since share-based payments have been accounted for under SFAS No. 123(R)’s fair value method beginning January 1, 2006.

8.              Commitments and Contingencies

As of March 31, 2006, we had the following commitments outstanding:

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

We committed to provide Extendicare Healthcare Services, Inc. (or EHSI) up to $5,000,000 per year, under certain conditions, for expansion of the 37 properties they lease from us. Should we invest such funds, EHSI’s monthly minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded. To date EHSI has not requested any funds under this agreement.

We committed to provide a lessee an accounts receivable financing on a skilled nursing property. The loan has a credit limit not to exceed $150,000, an interest rate of 10.0%, and matures on July 31, 2007. To date $125,000 has been funded under this agreement. Additionally, we have committed to invest $300,000 in capital improvements for this property. Subsequent to March 31, 2006, we have funded $150,000 under this agreement.

We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property. The lessee’s monthly minimum rent will increase by an amount equal to 11.0% of our investment in these capital improvements. To date no funds have been requested under this agreement.

We committed to provide a lessee with a $500,000 capital allowance which expires on June 30, 2007. Monthly minimum rent increases by the previous month’s capital funding multiplied by 10.0%. To date no funds have been requested under this agreement.

We committed to provide a lessee with up to $2,500,000 to invest in capital improvements to renovate an existing closed skilled nursing property they currently lease from us. The renovation is currently scheduled to be completed in May 2007. To date $118,000 has been funded under this agreement.

Contingent upon an outcome of a bankruptcy proceeding, we committed to provide a lessee with the following: up to $260,000 to invest in capital improvements to a skilled nursing property they lease from us; up to $735,000 to invest in capital improvements on two skilled nursing properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11.0%; and up to $3,000,000 to purchase land, construct and equip a new skilled nursing property in the general vicinity of an existing skilled nursing property they lease from us to replace the existing property with a corresponding increase in the monthly minimum rent of 11.0% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property.

Subsequent to March 31, 2006, we entered into the following commitments:

We committed to provide a lessee with up to $410,000 to invest in capital improvements on two skilled nursing properties and one assisted living property. The lessee’s monthly minimum rent will increase by an amount equal to 10.0% of our funding. To date no funds have been requested under this agreement.

9.              Major Operators

We have two operators, based on properties subject to lease agreements and secured by mortgage loans that each represent between 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue. EHSI, one of our major operators, is the wholly owned subsidiary of a publicly traded company, Extendicare Inc. In addition, EHSI, although not publicly traded, files quarterly financial information with the Securities and Exchange Commission. Alterra is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Our other operator is privately owned and thus no public financial information is available. The following table summarizes EHSI’s and Brookdale’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the year ended December 31, 2005, per the lessee’s public filings:

	EHSI	Brookdale
	(in thousands)	(in thousands)

Current assets	$194,678	$145,877
Non-current assets	864,114	1,551,934
Current liabilities	179,687	171,443
Non-current liabilities	585,661	895,929
Stockholders’ equity	293,444	630,403

Gross revenue	1,189,656	213,047	(1)
Operating expenses	957,163	222,304	(1)
Income(loss) from continuing operations	57,763	(24,456	)(1)
Net income(loss)	45,547	(24,456	)(1)

Cash provided by operations	91,536	9,093	(1)
Cash used in investing activities	(182,320)	(98,631	)(1)
Cash provided by financing activities	74,519	107,469	(1)

(1)  Results are from the period that Brookdale was formed and became a publicly traded company, October 1, 2005, until its fiscal year end, December 31, 2005, as disclosed in Brookdale’s Annual Report on Form 10-K.

EHSI, a wholly owned subsidiary of Extendicare Inc., leases 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.4%, or $67,605,000, of our total assets at March 31, 2006 and 19.5 % of rental income recognized in 2006 excluding the effects of straight-line rent.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units we own representing approximately 11.3%, or $66,688,000, of our total assets at March 31, 2006 and 19.0% of rental revenue recognized in 2006 excluding the effects of straight-line rent.

Center Healthcare Inc., (or CHC), through various wholly owned subsidiaries, operates 26 skilled nursing properties with a total of 3,014 beds that we own or on which we hold a mortgage secured by a first trust deed. This represents approximately 9.3%, or $54,972,000, of our total assets at March 31, 2006 and 12.9% of rental revenue recognized in 2006 excluding the effects of straight-line rent.

Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by Alterra, CHC, EHSI or any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share
(in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income	$43,741	$21,504
Preferred stock dividends	(4,309)	(4,347)
Net income for basic net income per share	39,432	17,157
Effect of dilutive securities:
Convertible preferred stock	989	1,026
Convertible limited partnership units	86	86
Net income for diluted net income per share	$40,507	$18,269

Shares for basic net income per share	23,290	21,491
Effect of dilutive securities:
Stock options	62	105
Convertible preferred stock	2,644	2,785
Convertible limited partnership units	202	202
Shares for diluted net income per share	26,198	24,583

Basic net income per share	$1.69	$0.80
Diluted net income per share	$1.55	$0.74

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992. We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. The following table summarizes our portfolio as of March 31, 2006:

Type of Property	Gross Investments		Percentage of Investments	Revenues (2)	Percentage of Revenues	Number of Properties	Number of Beds/Units	Investment per Bed/Unit	Number of Operators (1)	Number of States (1)
	(in thousands)			(in thousands)				(in thousands)
Assisted Living Facilities	$280,748	(3)	46.7%	$8,243	47.2%	97	4,677	$60.03	10	22
Skilled Nursing Facilities	307,931		51.2%	8,861	50.7%	121	14,038	21.94	49	25
Schools	13,020		2.1%	357	2.1%	2	N/A	N/A	2	2
Totals	$601,699		100.0%	$17,461	100.0%	220	18,715

(1)  We have leased or mortgaged investments in 33 states to 56 different operators.

(2)  Revenues exclude interest and other income from non-mortgage loan sources and includes $365,000 of revenue from properties that were sold in the first quarter of 2006.

(3)  In January 2006, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying approximately $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we recognized a gain of $31.9 million.

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

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in mortgage loans and owned properties represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance relating to real estate taxes and insurance.

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90 percent of the stabilized appraised value of a property. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

For the three months ended March 31, 2006, rental income and interest income from mortgage loans and notes receivable represented 70% and 24%, respectively, of total gross revenues. Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period, and annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimized non-cash straight-line rent over time.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from invested cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Key Transactions

In January 2006 we sold four assisted living properties operated by Sunwest Management, Inc. (or Sunwest) with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we recognized a gain of $31.9 million.

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

Concentration Risk. We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property. In order to qualify as an equity REIT, at least 75 percent of our total assets must be represented by real estate assets, cash, cash items and government securities. Investment mix measures the portion of our investments that relate to our various property types. Operator mix measures the portion of our investments that relate to our top three operators. Geographic mix measures the portion of our investment that relate to our top five states. The following table reflects our recent historical trends of concentration risk:

	Period Ended
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
	(gross investment, in thousands)
Asset mix:
Real property	$468,435	$500,723	$500,430	$474,447	$471,635
Loans receivable	133,264	149,332	153,740	113,469	102,919
REMIC Certificates	—	—	—	30,616	40,796

Investment mix:
Assisted living properties	$280,748	$313,628	$313,742	$313,561	$313,599
Skilled nursing properties	307,931	323,407	327,408	261,335	247,935
School	13,020	13,020	13,020	13,020	13,020
REMIC Certificates	—	—	—	30,616	40,796

Operator mix:
Alterra	$84,194	$84,194	$84,194	$84,194	$84,194
Center Healthcare, Inc.	71,550	71,580	73,802	73,334	72,824
EHSI	88,034	88,034	88,034	88,034	88,105
Sunwest (1)	—	64,803	64,814	64,615	64,520
Remaining operators	357,921	341,444	343,326	277,739	264,911

Geographic mix:
California (2)	$45,198	$54,185	$56,257	$50,788	$53,211
Colorado (3)	27,266	29,054	29,066	27,263	27,164
Florida	47,536	53,935	53,893	47,471	44,512
Iowa	23,912	23,954	23,963	20,993	20,925
Ohio (2)	45,939	50,511	50,537	50,562	50,061
Texas	96,952	98,781	99,198	88,165	86,728
Washington (3)	21,024	21,094	21,162	21,227	21,291
Remaining states	293,872	318,541	320,094	281,447	270,662

(1)                      In January 2006, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.6 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we recognized a gain of $31.9 million. As of March 31, 2006, Sunwest operates four assisted living properties which do not represent more than 10% of total assets. Therefore, the value of the assets operated by Sunwest at March 31, 2006 was grouped into the Remaining Operators category.

(2)                      Tied for third most concentrated state calculated by the number of properties in each state.

(3)                      Tied for fifth most concentrated state calculated by the number of properties in each state.

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

	Three Months Ended
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
Debt to book capitalization ratio	13.0%	16.9%	15.8%	18.4%	18.4%
Debt to market capitalization ratio	8.8%	11.9%	11.1%	12.8%	14.3%

Interest coverage ratio	9.1x	8.7x	7.7x	7.1x	6.8x	(1)
Fixed charge coverage ratio	2.8x	2.7x	2.6x	2.4x	2.3x	(1)

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

Operating Results

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues for the three months ended March 31, 2006, decreased to $18.2 million from $21.8 million for the same period in 2005. Rental income for the three months ended March 31, 2006, decreased $2.0 million primarily as a result of receiving a note payoff in 2005 as described in Note 3. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million), partially offset by increase due to properties acquired in 2005 ($0.9 million), new leases and rental increases provided for in existing lease agreements ($0.4 million), and an increase in straight-line rental income ($0.4 million). Same store rental income, properties owned for the three months ended March 31, 2006, and the three months ended March 31, 2005, and excluding straight-line rental income, decreased $3.3 million due to the receipt in 2005 of past due rents that were not accrued ($3.7 million) partially offset by rental increases provided for in existing lease agreements ($0.4 million).

Interest income from mortgage loans and notes receivable increased $1.6 million from the prior year due to new loans originated or acquired in 2005.

Interest income from REMIC Certificates for the three months ended March 31, 2006, decreased $1.5 million compared to the same period of 2005 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 6. Real Estate Investments to the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest and other income for the three months ended March 31, 2006, decreased $1.8 million primarily as a result of receiving a note payoff in 2005 as described in Note 3. Notes Receivable, part of which related to past due interest on the note that was not accrued ($2.3 million) and interest received in 2005 on notes that paid off in 2005 ($0.2 million), partially offset by an increase due to new notes ($0.1 million), temporary investment income ($0.2 million), interest income from our investment in marketable debt securities ($0.3 million) and prepayment premiums received in conjunction with two mortgage loans that paid off early ($0.1 million).

Interest expense decreased by $0.3 million due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans, capital leases and bond obligations.

Depreciation and amortization expense for the first quarter of 2006 increased $0.5 million from the first quarter of 2005 due to acquisitions and the conversions of mortgage loans into owned properties.

Legal expenses were comparable during the first quarter of 2006 and the first quarter of 2005.

Operating and other expenses were $0.6 million lower in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of a $1.0 million bonus accrual in 2005 related to the realization of the value of a note receivable, as described in Note 3. Notes Receivable, partially offset by a $0.5 million reimbursement in 2005 of certain expenses we paid in prior years on behalf of an operator.

Minority interest expense was comparable during the first quarter of 2006 and the first quarter of 2005.

During the three months ended March 31, 2006, we recognized a $31.9 million gain on the sale of assets. During the first quarter of 2005 there were no asset sales.

Liquidity and Capital Resources

At March 31, 2006, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $468.4 million invested primarily in owned long-term care properties and mortgage loans of approximately $132.0 million (net of a $1.3 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 121 skilled nursing properties, 97 assisted living properties and two schools in 33 states. For the three months ended March 31, 2006, we had net cash provided by operating activities of $13.4 million.

For the three months ended March 31, 2006, we had net cash provided by investing activities of $68.6 million. We received total net proceeds of $54.0 million in 2006 after paying closing costs and $3.8 million in principal and accrued interest to fully repay the 8.75% State of Oregon bond obligation related to one of the properties sold as discussed in Note 2. Real Estate Investments. During the first quarter of 2006 we also received $16.0 million in principal payments on mortgage loans including $14.8 million related to the payoff of five mortgage loans. During the first quarter of 2006, we funded a $0.7 million loan secured by certain assets including the accounts receivable of the borrower. We also funded $0.4 million under line of credit agreements with certain operators. Additionally, we invested $0.5 million in capital improvements to existing properties.

For the three months ended March 31, 2006, we used $30.8 million in financing activities. We borrowed $2.0 million and repaid $18.0 million under our Unsecured Revolving Credit. Additionally, $1.5 million in principal was received by the non-recourse senior mortgage participation holder and we paid $0.7 million in principal payments on mortgage loans payable, bonds and capital lease obligations.

We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $0.8 million, $0.2 million and $3.3 million respectively. Additionally, we declared and paid cash dividends on our common stock totaling $8.4 million. In March 2006, we declared a monthly cash dividend of $0.12 per share on our common stock for the months of April, May and June 2006, payable on April 28, May 31 and June 30, 2006, respectively, to stockholders of record on April 20, May 23 and June 22, 2006, respectively.

At March 31, 2006, we only have one note receivable from a stockholder with a principal balance of $0.2 million outstanding. This note matures in December 2006. During the three months ended March 31, 2006, we received $0.1 million in conjunction with the exercise of 11,800 stock options. The total market value as of the dates of exercise was approximately $0.3 million. Subsequent to March 31, 2006, 4,000 stock options were exercised at a total option value of $31,000 and a total market value as of the date of exercise of approximately $0.1 million.

During the three months ended March 31, 2006, holders of 30,496 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 60,992 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Subsequent to March 31, 2006, holders of 5,650 shares of our Series E preferred stock notified us of their election to convert such shares into 11,300 shares of common stock. Subsequent to this most recent conversion, there are 316,529 shares of our Series E preferred stock outstanding.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase. As of March 31, 2006, only $5.5 million of our debt was variable interest.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our current borrowing capacity and (based on market conditions) our ability to issue debt and equity securities are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.

Critical Accounting Policies

We adopted SFAS No. 123(R) using the “modified-prospective” method. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003, using the prospective method described in SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share disclosed in Note 7, Stockholders Equity. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement does not have an impact on our statement of cash flows.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2005.

Risk Factors

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “should” or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of our properties as it affects the continuing ability of such operators to meet their obligations to us under the terms of our agreements with our borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2005, including factors identified under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2006.

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

At March 31, 2006, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $137.3 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $4.0 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.3 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

LTC PROPERTIES, INC.
Registrant

Dated: April 28, 2006	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)