Form 10-Q
period 2006-06-30
LTC PROPERTIES INC
filed 2006-08-02
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Shares of Registrant’s common stock, $.01 par value, outstanding on July 26, 2006 – 23,318,874

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2006

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization:2006 - $96,201; 2005 - $89,545	$346,690	$345,065
Land	33,650	33,376
Properties held for sale, net of accumulated depreciation and amortization: 2006 - $0; 2005 - $6,226	—	26,511
Mortgage loans receivable, net of allowance for doubtful accounts: 2006 - $1,280 2005 - $1,280	125,912	148,052
Real estate investments, net	506,252	553,004
Other Assets:
Cash and cash equivalents	51,362	3,569
Debt issue costs, net	954	1,268
Interest receivable	3,446	3,436
Prepaid expenses and other assets	6,271	5,130
Notes receivable	8,159	8,931
Marketable securities	11,549	9,933
Total Assets	$587,993	$585,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$16,000
Mortgage loans payable	58,216	58,891
Bonds payable and capital lease obligations	5,545	5,935
Senior mortgage participation payable	9,782	11,535
Accrued interest	482	524
Accrued expenses and other liabilities	4,497	8,427
Liabilities related to properties held for sale	—	3,852
Distributions payable	3,487	11,890
Total Liabilities	82,009	117,054

Minority interest	3,518	3,524
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2006 – 8,955; 2005 – 8,993	212,386	213,317
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2006 – 23,312; 2005 – 23,276	233	233
Capital in excess of par value	328,438	331,415
Cumulative net income	419,775	364,045
Other	2,031	(941)
Cumulative distributions	(460,397)	(443,376)
Total Stockholders’ Equity	502,466	464,693
Total Liabilities and Stockholders’ Equity	$587,993	$585,271

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$12,923	$11,167	$25,698	$25,943
Interest income from mortgage loans and notes receivable	4,001	3,230	8,322	5,912
Interest income from REMIC Certificates	—	1,219	—	2,683
Interest and other income	1,868	310	2,951	3,163
Total revenues	18,792	15,926	36,971	37,701
Expenses:
Interest expense	1,780	2,138	3,651	4,310
Depreciation and amortization	3,431	3,092	6,916	6,120
Legal expenses	120	63	170	136
Operating and other expenses	1,386	1,199	2,715	3,108
Total expenses	6,717	6,492	13,452	13,674
Income before non-operating income and minority interest	12,075	9,434	23,519	24,027
Non-operating income	—	—	—	6,217
Minority interest	(86)	(86)	(172)	(172)
Income from continuing operations	11,989	9,348	23,347	30,072

Discontinued operations:
Income from discontinued operations	—	756	445	1,536
Gain on sale of assets, net	—	30	31,938	30
Net income from discontinued operations	—	786	32,383	1,566

Net income	11,989	10,134	55,730	31,638
Preferred stock dividends	(4,306)	(4,341)	(8,615)	(8,688)
Net income available to common stockholders	$7,683	$5,793	$47,115	$22,950

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.33	$0.23	$0.63	$0.99
Diluted	$0.33	$0.23	$0.63	$0.95

Net Income per Common Share from Discontinued Operations:
Basic	—	$0.04	$1.39	$0.07
Diluted	—	$0.04	$1.32	$0.07
Net Income per Common Share Available to Common Stockholders:
Basic	$0.33	$0.27	$2.02	$1.06
Diluted	$0.33	$0.27	$1.88	$1.02

Basic weighted average shares outstanding	23,339	21,614	23,314	21,553

Comprehensive income
Net income	$11,989	$10,134	$55,730	$31,638
Unrealized gain on available-for-sale securities	173	—	173	—
Reclassification adjustment	(192)	—	(382)	(3,610)
Total comprehensive income	$11,970	$10,134	$55,521	$28,028

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

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$55,730	$31,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	6,916	6,120
Depreciation and amortization – discontinued operations	—	450
Minority interest	172	172
Realization of reserve on note receivable	—	(3,905)
Realization of deferred gain on note receivable	—	(3,610)
Straight-line rental income	(1,256)	(387)
Other non-cash charges, net	(538)	1,863
Gain on sale of real estate investments, net	(31,938)	(30)
(Decrease)increase in accrued interest	(48)	141
Net change in other assets and liabilities	(1,705)	1,305
Net cash provided by operating activities	27,333	33,757

INVESTING ACTIVITIES:
Investment in real estate mortgages	—	(18,928)
Investment in real estate properties and capital improvements, net	(8,010)	(2,775)
Conversion of REMIC Certificates to mortgage loans	—	(855)
Conversion of mortgage loans into owned properties	—	(310)
Proceeds from sale of real estate investments	54,042	102
Principal payments received on mortgage loans receivable and REMIC Certificates	21,300	8,550
Investment in marketable equity securities	(1,440)	—
Income from investments in marketable debt and equity securities	582	—
Advances under notes receivable	(1,152)	(759)
Principal payments received on notes receivable	385	15,072
Net cash provided by investing activities	65,707	97

FINANCING ACTIVITIES:
Borrowings under the line of credit	2,000	2,000
Repayments of borrowings under the line of credit	(18,000)	(2,000)
Mortgage principal payments on the senior mortgage participation	(1,753)	(445)
Principal payments on mortgage loans payable, bonds and capital lease obligations	(1,071)	(1,319)
Repurchase of common stock	(1,476)	(2,958)
Distributions paid to minority interests	(178)	(360)
Distributions paid to stockholders	(25,423)	(20,051)
Other	654	926
Net cash used in financing activities	(45,247)	(24,207)
Increase in cash and cash equivalents	47,793	9,647
Cash and cash equivalents, beginning of period	3,569	4,315
Cash and cash equivalents, end of period	$51,362	$13,962

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,330	$4,206
Non-cash investing and financing transactions:
Exchange of mortgage loans for owned properties	—	1,690
Exchange of REMIC Certificates for mortgage loans receivable	—	9,567
Conversion of preferred stock to common stock	931	4,460
Reclassification of previously issued restricted stock	3,123	—
Restricted stock issued, net of cancellations	—	157

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2005 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs. Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (i.e., appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we are not taxed on income that is distributed to our stockholders.

2.              Real Estate Investments

Owned Properties. At June 30, 2006, our investment in owned properties consisted of 62 skilled nursing properties with a total of 7,255 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states.

During the three months ended June 30, 2006, we purchased three skilled nursing properties in Ohio with a total of 150 beds for $6,398,000. These properties are leased to a third party under a 10-year master lease, with two five-year renewal options. The initial annual rent is approximately $659,000, a 10.3% current yield, and increases 2.5% annually. Additionally, we have signed agreements and begun to expand and renovate six skilled nursing properties operated by four different operators for a total commitment of $5,760,000, of which $983,000 was invested during the second quarter. These investments are at an average yield of approximately 10%. Subsequent to June 30, 2006, we purchased a 123-bed skilled nursing property for approximately $7,100,000. The property is leased to a third party under a ten-year lease with two five-year renewal options at an initial effective yield of approximately 9.5%.

During the six months ended June 30, 2006, we sold four assisted living properties with a total of 431 units located in four states to an entity formed by the principals of Sunwest Management Inc., (or Sunwest) for $58,500,000. We recognized a gain of $31,938,000 on the sale and received total net proceeds of $54,542,000, after paying closing costs and a $3,840,000 8.75% State of Oregon bond obligation related to one of the properties sold. In 2005 we sold an option to purchase these four properties to Sunwest for $2,000,000. In exchange for the right to purchase the properties for $56,500,000, we received $500,000 in cash and a note receivable for $1,500,000. The proceeds from the sale of the purchase option have been applied to the proceeds of the sale of the four properties.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental income	$—	$1,070	$365	$2,166
Interest and other income	—	—	97	—
Interest expense	—	(85)	(17)	(170)
Depreciation and amortization	—	(225)	—	(450)
Operating and other expenses	—	(4)	—	(10)
Income from discontinued operations	$—	$756	$445	$1,536

Mortgage Loans. At June 30, 2006, we had investments in 61 mortgage loans secured by first mortgages on 60 skilled nursing properties with a total of 6,868 beds, 11 assisted living properties with 799 units and one school located in 20 states. At June 30, 2006, the mortgage loans had interest rates ranging from 5.5% to 12.9% and maturities ranging from 2006 to 2019. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.

The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the six months ended June 30, 2006, we received $20,115,000 plus accrued interest related to the payoff of nine mortgage loans secured by seven skilled nursing properties and two assisted living properties located in various states and a partial principal pay down on one mortgage loan secured by one skilled nursing property located in Georgia. We also received $1,185 in regularly scheduled principal payments.

3.              Notes Receivable

During the six months ended June 30, 2006, we funded a $675,000 loan (including a $23,000 capital expenditure hold back) secured by certain assets including accounts receivable of the borrower. This loan matures in December 2006 and bears interest at 11.0%. In addition, we funded $500,000 under line of credit agreements with certain operators.

At December 31, 2005, we held a Promissory Note (or Note) from an operator in the amount of $1,500,000. During the fourth quarter of 2005, we sold an option to purchase four of our assisted living properties to Sunwest. The price of the option was $500,000 in cash and the Note. During the first quarter of 2006, the option to purchase the properties was exercised and the proceeds from the payoff of the Note were applied to the purchase price of the four properties (see Note 2. Real Estate Investments). Additionally, during the six months ended June 30, 2006, we received $385,000 in principal payments on notes receivable.

During the first half of 2005, we received $22,309,000 in cash as payment in full for a note receivable and a related $500,000 mortgage loan, including accrued and unpaid interest through the payoff date. As a result of the payoff, we recognized $3,667,000 in rental income related to past due rents that were not previously accrued, $2,335,000 of interest income related to past due interest that was not previously accrued, a $477,000 reimbursement for certain expenses paid on behalf of an operator in prior years, a $1,000,000 bonus accrual related to the realization of the value of the note receivable and non-operating income of $6,217,000 ($3,610,000 of which was classified as Accumulated Comprehensive Income in the equity section of the balance sheet at December 31, 2004). The $6,217,000 of non-operating income is net of $1,298,000 of legal and investment advisory fees related to the transaction that resulted in the note receivable payoff.

Subsequent to June 30, 2006, we funded $100,000 under a $300,000 line of credit agreement with an operator. This loan matures in July 2007 and bears interest at 10.0%.

4.              Marketable Securities

Investments in debt and marketable equity securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS No. 115) which requires that we categorize our investments as trading, available-for-sale or held-to-maturity. At June 30, 2006, we had no trading securities. During the second quarter of 2006, we purchased 60,000 shares of National Health Investors, Inc. (or NHI) common stock for a total of $1,440,000, or an average purchase price of $24.00 per share. We categorized this investment in marketable equity securities as available-for-sale at the time of purchase. In accordance with FAS No. 115, we record available-for-sale instruments at fair value, with unrealized gains and losses reported as a component of other comprehensive income until realized. At June 30, 2006, the fair market value of our investment in this marketable equity security was $1,613,000. Accordingly, during the second quarter of 2006, we recorded an unrealized gain of $173,000 related to the increase in fair market value of our investment in marketable equity securities. Based upon the current $0.48 per share quarterly dividend, the current yield of our investment in NHI common stock is 8.0%. NHI is a healthcare REIT and as such the dividend income we receive from them is qualified income as defined by the Internal Revenue Code. See page 10 of our Annual Report on Form 10-K for the year ended December 31, 2005, for a description of the income tests required by the Internal Revenue Code.

At June 30, 2006, we had an investment in $10,000,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG. We account for this investment in marketable debt securities as held-to-maturity in accordance with FAS No. 115 at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

At June 30, 2006, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement. During the six months ended June 30, 2006, pricing under the Unsecured Revolving Credit Agreement ranged between LIBOR plus 1.50% and LIBOR plus 2.50%. At June 30, 2006 our pricing was LIBOR plus 1.50%

During the six months ended June 30, 2006, the company paid $3,840,000 in principal and accrued interest to fully repay the 8.75% State of Oregon bond obligation related to one of the properties sold as discussed in Note 2. Real Estate Investments.

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation. In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero. We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation. The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 7 to 146 months. We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the six months ended June 30, 2006, the senior participation received principal payments of $1,753,000, which included a $1,324,000 payoff of a loan in the Participation Loan Pool. During the same period last year the senior participation received principal payments of $445,000. At June 30, 2006, 17 loans with a total principal balance of $32,519,000 remain in the Participation Loan Pool and $9,782,000 was outstanding under the senior mortgage participation.

7.              Stockholders’ Equity

Preferred Stock. During the six months ended June 30, 2006, holders of 37,245 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 74,490 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 630,860 at June 30, 2006. Subsequent to June 30, 2006, holders of 3,439 shares of our Series E preferred stock notified us of their election to convert such shares into 6,878 shares of our common stock. After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 623,982.

Common Stock. During the six months ended June 30, 2006, a total of 32,600 stock options were exercised at a total option value of $189,000 and a total market value as of the dates of exercise of $713,000.  During the first half of 2006, we repurchased and retired 71,493 shares of common stock for an aggregate purchase price of $1,476,000 or $20.65 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases, 2,604,393 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,395,607 shares.

Distributions. We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2006				Six months ended June 30, 2005
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$1,636		$1,636		$1,636		$1,636
Series E	339		359		412		507
Series F	6,640		6,640		6,640		6,640
	8,615		8,635		8,688		8,783

Common Stock	8,406	(1)	16,788	(2)	13,650	(3)	11,268	(3)

Total	$17,021	(4)	$25,423	(4)	$22,338	(4)	$20,051	(4)

(1)          Represents $0.12 per share per month for the second quarter of 2006. Common dividends for the third quarter of 2006 were declared subsequent to June 30, 2006.

(2)          Represents $0.12 per share per month for the six months ended June 30, 2006.

(3)          Represents $0.30 per share for the first quarter of 2005 and $0.11 per share per month in the second quarter of 2005.

(4)          The difference between declared and paid is the change in distributions payable on the balance sheet At June 30 and December 31.

In July 2006, we declared a monthly cash dividend of $0.12 per share on our common stock for the months of July, August, and September 2006, payable on July 31, August 31, and September 29, 2006, respectively, to stockholders of record on July 21, August 23, and September 21, 2006, respectively.

Other Equity. Other equity consists of the following (in thousands):

	June 30, 2006	December 31, 2005
		(audited)
Notes receivable from stockholders	$(168)	$(226)
Deferred compensation	—	(3,123)
Accumulated comprehensive income	2,199	2,408
Total Other Equity	$2,031	$(941)

During the six months ended June 30, 2006, we received $58,000 in principal payments on a note receivable from a stockholder. Subsequent to June 30, 2006, this loan was paid-off and we no longer have any notes receivable from stockholders outstanding.

During the six months ended June 30, 2006, we reclassified $3,123,000 of deferred compensation to capital in excess of par value as required by SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The deferred compensation was related to unvested restricted stock and unvested stock options previously accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and SFAS No. 123, “Accounting for Stock-Based Compensation”.

During the three and six months ended June 30, 2006, $242,000 and $479,000, respectively, of compensation expense was recognized related to the vesting of restricted stock. During the three and six months ended June 30, 2005, $124,000 and $228,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.

During the three and six months ended June 30, 2006 we reclassified $192,000 and $382,000, respectively, of other comprehensive income to mortgage interest income.  The reclassification relates to the effective repurchase of mortgage loans underlying REMIC Certificates we owned in 2005.  Upon the mortgage loan repurchase, we began amortizing the accumulated comprehensive income as a yield adjustment over the life of the mortgage loans.  See Note 6. Real Estate Investments to the consolidated financial statements included in our 2005 Annual Report on Form 10-K for further discussion.  In addition, during the three and six months ended June 30, 2006, we recorded $173,000 of unrealized gain related to the increase in fair market value of our investment in marketable equity securities (see Note 4. Marketable Securities for further discussion.)

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

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results of operations could be affected.  Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R).  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.  Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation.  Therefore, this new reporting requirement does not have an impact on our statement of cash flows.

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

No stock options were issued during the three or six months ended June 30, 2006.  During the six months ended June 30, 2005, 15,000 options to purchase common stock were granted at an exercise price of $19.62 and vest ratably over a three-year period.  Additionally, during the six months ended June 30, 2005, 4,000 unvested options to purchase common stock were cancelled.  At June 30, 2006, the total number of stock options that are scheduled to vest through December 31, 2006, 2007 and 2008 is 6,600, 19,000 and 5,000, respectively.  The remaining compensation expense to be recognized related to the future service period of these options is approximately $77,000.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2006	2005	2006	2005
		(actual)	(pro forma)	(actual)	(pro forma)

Net income available to common stockholders, as reported		$7,683	$5,793	$47,115	$22,950
Add: Stock-based compensation expense in the period		10	10	25	19
Deduct:	Total stock-based compensation expense determined under fair value method for all awards	(10)	(12)	(25)	(26)
Pro forma net income available to common stockholders		$7,683	$5,791	$47,115	$22,943

Net income per common share available to common stockholders:

Basic – as reported		$0.33	$0.27	$2.02	$1.06

Basic – pro forma		$0.33	$0.27	$2.02	$1.06

Diluted – as reported		$0.33	$0.27	$1.88	$1.02

Diluted – pro forma		$0.33	$0.27	$1.88	$1.02

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

8.              Commitments and Contingencies

As of June 30, 2006, we had the following commitments outstanding:

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

We committed to provide a lessee an accounts receivable financing on a skilled nursing property.  The loan has a credit limit not to exceed $150,000, an interest rate of 10.0%, and matures on July 31, 2007.  To date $125,000 has been funded under this agreement.  Additionally, we have committed to invest $300,000 in capital improvements for this property.  To date we have funded $206,000 under this agreement.  Subsequent to June 30, 2006, we committed to invest an additional $850,000 in capital improvement for this property.

We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property.  The lessee’s monthly minimum rent will increase by an amount equal to 11.0% of our investment in these capital improvements.  To date no funds have been requested under this agreement.

We committed to provide a lessee with a capital allowance of $500,000 to improve a skilled nursing property they lease from us.  This commitment expires on June 30, 2007.  Monthly minimum rent increases by the previous month’s capital funding multiplied by 10.0%.  To date no funds have been requested under this agreement.

We committed to provide a lessee with up to $2,500,000 to invest in capital improvements to renovate an existing closed skilled nursing property they currently lease from us.  The renovation is currently scheduled to be completed in May 2007.  To date $515,000 has been funded under this agreement.

Contingent upon an outcome of a bankruptcy proceeding, we committed to provide a lessee with the following:  (i) up to $260,000 to invest in capital improvements to a skilled nursing property they lease from us; (ii) up to $735,000 to invest in capital improvements on two skilled nursing properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11.0%; and (iii) up to $3,000,000 to purchase land, construct and equip a new skilled nursing property in the general vicinity of an existing skilled nursing property they lease from us to replace the existing property.  The agreement provides us with a corresponding increase in the monthly minimum rent of 11.0% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property.

We committed to provide a lessee with up to $410,000 to invest in capital improvements on two skilled nursing properties and one assisted living property.  The lessee’s monthly minimum rent will increase by an amount equal to 10.0% of our funding.  To date $135,000 has been funded under this agreement.

We committed to provide a lessee with a $1,700,000 to invest in capital improvements to renovate an existing skilled nursing property they currently lease from us.  The renovation is currently scheduled to be completed in March 2007.  The lessee’s monthly minimum rent will increase by an amount equal to 10.0% of our final funding including capitalized interest during construction.  To date $303,000 has been funded under this agreement.

We committed to provide a lessee an accounts receivable financing on three skilled nursing properties.  The loan has a credit limit not to exceed $300,000, an interest rate of 10.0%, and matures on July 1, 2007.  To date no funds have been requested under this agreement.  Additionally, we have committed to invest $200,000 in capital improvements for these properties which will expire on June 30, 2007.  Monthly minimum rent increases by the total capital funding multiplied by 10.25%.  To date no funds have been requested under this agreement.

9.              Major Operators

We have two operators, based on properties subject to lease agreements and secured by mortgage loans that each represent between 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue.  EHSI, one of our major operators, is the wholly owned subsidiary of a publicly traded company, Extendicare Inc.  In addition, EHSI, although not publicly traded, files quarterly financial information with the Securities and Exchange Commission.  Alterra is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).  Our other operator is privately owned and thus no public financial information is available.  The following table summarizes EHSI’s and Brookdale’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the three months ended March 31, 2006, per the lessee’s public filings:

	EHSI	Brookdale
	(in thousands)	(in thousands)

Current assets	$198,890	$181,479
Non-current assets	883,937	1,743,592
Current liabilities	169,668	280,339
Non-current liabilities	609,570	1,033,531
Stockholders’ equity	303,589	598,934

Gross revenue	307,333	222,183
Operating expenses	248,771	226,063
Income(loss) from continuing operations	11,363	(19,326)
Net income(loss)	10,029	(19,326)

Cash provided by operations	22,292	12,119
Cash used in investing activities	(29,643)	(185,983)
Cash provided by financing activities	9,126	190,278

EHSI, a wholly owned subsidiary of Extendicare Inc., leases 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.4%, or $67,079,000, of our total assets at June 30, 2006 and 18.7 % of rental income recognized in 2006 excluding the effects of straight-line rent.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units we own representing approximately 11.3%, or $66,199,000, of our total assets at June 30, 2006 and 18.2% of rental revenue recognized in 2006 excluding the effects of straight-line rent.

Center Healthcare Inc., (or CHC), through various wholly owned subsidiaries, operates 26 skilled nursing properties with a total of 3,014 beds that we own or on which we hold a mortgage secured by a first trust deed.  This represents approximately 9.3%, or $54,817,000, of our total assets at June 30, 2006 and 12.3% of rental revenue recognized in 2006 excluding the effects of straight-line rent.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$11,989	$10,134	$55,730	$31,638
Preferred stock dividends	(4,306)	(4,341)	(8,615)	(8,688)
Net income for basic net income per share	7,683	5,793	47,115	22,950
Effect of dilutive securities:
Convertible preferred stock	168	203	1,975	2,047
Convertible limited partnership units	—	—	172	172
Net income for diluted net income per share	$7,851	$5,996	$49,262	$25,169

Shares for basic net income per share	23,339	21,614	23,314	21,553
Effect of dilutive securities:
Stock options	49	84	55	92
Convertible preferred stock	631	766	2,638	2,774
Convertible limited partnership units	—	—	202	202
Shares for diluted net income per share	24,019	22,464	26,209	24,621

Basic net income per share	$0.33	$0.27	$2.02	$1.06
Diluted net income per share	$0.33	$0.27	$1.88	$1.02

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of June 30, 2006:

Type of Property	Gross Investments		Percentage of Investments	For the six months ended 6/30/06 Revenues (2)	Percentage of Revenues	Number of Properties	Number of Beds/Units	Investment per Bed/Unit	Number of Operators (1)	Number of States (1)
	(in thousands)			(in thousands)				(in thousands)
Assisted Living Facilities	$276,720	(3)	45.8%	$16,233	47.2%	95	4,543	$60.91	10	22
Skilled Nursing Facilities	313,993		52.0%	17,438	50.7%	122	14,123	22.23	47	25
Schools	13,020		2.2%	714	2.1%	2	N/A	N/A	2	2
Totals	$603,733		100.0%	$34,385	100.0%	219	18,666

(1)   We have leased or mortgaged investments in 33 states to 54 different operators.

(2)   Revenues exclude interest and other income from non-mortgage loan sources and includes $365,000 of revenue from properties that were sold in the first quarter of 2006.

(3)   In January 2006, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million.  We received $54.5 million in proceeds after paying approximately $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold.  As a result of the sale, we recognized a gain of $31.9 million.

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

For the six months ended June 30, 2006, rental income and interest income from mortgage loans and notes receivable represented 70% and 23%, respectively, of total gross revenues.   Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period, and annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimized non-cash straight-line rent over time.

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

Key Transactions

In January 2006 we sold four assisted living properties operated by Sunwest Management, Inc. (or Sunwest) with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million.   We received $54.5 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold.   As a result of the sale, we recognized a gain of $31.9 million.

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

	Period Ended
	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05
	(gross investment, in thousands)
Asset mix:
Real property	$476,541	$468,435	$500,723	$500,430	$474,447
Loans receivable	127,192	133,264	149,332	153,740	113,469
REMIC Certificates	—	—	—	—	30,616

Investment mix:
Assisted living properties	$276,720	$280,748	$313,628	$313,742	$313,561
Skilled nursing properties	313,993	307,931	323,407	327,408	261,335
School	13,020	13,020	13,020	13,020	13,020
REMIC Certificates	—	—	—	—-	30,616

Operator mix:
Alterra	$84,194	$84,194	$84,194	$84,194	$84,194
Center Healthcare, Inc.	71,969	71,550	71,580	73,802	73,334
EHSI	88,034	88,034	88,034	88,034	88,034
Sunwest (1)	—	—	64,803	64,814	64,615
Remaining operators	359,536	357,921	341,444	343,326	277,739

Geographic mix:
California	$44,950	$45,198	$54,185	$56,257	$50,788
Colorado (3)	27,265	27,266	29,054	29,066	27,263
Florida (2)	48,032	47,536	53,935	53,893	47,471
Iowa	23,916	23,912	23,954	23,963	20,993
Ohio (2)	52,488	45,939	50,511	50,537	50,562
Texas	10,769	96,952	98,781	99,198	88,165
Washington (3)	20,952	21,024	21,094	21,162	21,227
Remaining states	375,361	293,872	318,541	320,094	281,447

(1)                      In January 2006, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million.  We received $54.5 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold.  As a result of the sale, we recognized a gain of $31.9 million.  As of March 31, 2006, Sunwest operates four assisted living properties which do not represent more than 10% of total assets.  Therefore, beginning with March 31, 2006, the value of the assets operated by Sunwest is grouped into the Remaining Operators category.

(2)                      Tied for second most concentrated state calculated by the number of properties in each state.

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

	Three Months Ended
	6/30/06		3/31/06		12/31/05		9/30/05		6/30/05
Debt to book capitalization ratio	12.8%		13.0%		16.9%		15.8%		18.4%
Debt to market capitalization ratio	9.1%		8.8%		11.9%		11.1%		12.8%

Interest coverage ratio	9.7	x	9.1	x	8.7	x	7.7	x	7.1	x
Fixed charge coverage ratio	2.8	x	2.8	x	2.7	x	2.6	x	2.4	x

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

Operating Results

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues for the three months ended June 30, 2006, increased to $18.8 million from $15.9 million for the same period in 2005.  Rental income for the three months ended June 30, 2006, increased $1.8 million primarily as a result of rental income from new properties ($0.9 million), straight-line rental income ($0.5 million) and rental increases provided for in existing lease agreements ($0.4 million).  Same store rental income, properties owned for the three months ended June 30, 2006, and the three months ended June 30, 2005, and excluding straight-line rental income, increased $0.4 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans and notes receivable increased $0.8 million from the prior year due to new loans originated or acquired in 2005.

Interest income from REMIC Certificates for the three months ended June 30, 2006, decreased $1.2 million compared to the same period of 2005 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 6. Real Estate Investments to the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest and other income for the three months ended June 30, 2006, increased $1.6 million primarily due to new notes, temporary investment income resulting from higher cash balances, interest income from our investment in marketable securities and prepayment premiums received in conjunction with mortgage loans that paid off early.

Interest expense decreased by $0.4 million due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans, capital leases and bond obligations.

Depreciation and amortization expense for the second quarter of 2006 increased $0.3 million from the second quarter of 2005 due to acquisitions, capital improvements to existing properties and the conversions of mortgage loans into owned properties.

Legal expenses were comparable during the second quarter of 2006 and the second quarter of 2005.

Operating and other expenses were $0.2 million higher in the second quarter of 2006 as compared to the second quarter of 2005 primarily as a result of compensation expense related to the vesting of restricted stock that was granted in December 2005 and a bonus accrual.

Minority interest expense was comparable during the second quarter of 2006 and the second quarter of 2005.

During the three months ended June 30, 2005, we recognized $0.8 million in net income from discontinued operations.  During the second quarter of 2006 we had no discontinued operations.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues for the six months ended June 30, 2006, decreased to $37.0 million from $37.7 million for the same period in 2005.  Rental income for the six months ended June 30, 2006, decreased $0.2 million primarily as a result of receiving a note payoff in 2005 as described in Note 3. Notes Receivable, part of which related to past due rents received in 2005 that were not previously accrued ($3.7 million), partially offset by increase due to properties acquired in 2005 ($1.7 million), new leases and rental increases provided for in existing lease agreements ($0.9 million), and an increase in straight-line rental income ($0.9 million).  Same store rental income, properties owned for the six months ended June 30, 2006, and the six months ended June 30, 2005, and excluding straight-line rental income, decreased $2.8 million due to the receipt in 2005 of past due rents that were not previously accrued ($3.7 million) partially offset by rental increases provided for in existing lease agreements ($0.9 million).

Interest income from mortgage loans and notes receivable increased $2.4 million from the prior year due to new loans originated or acquired in 2005, partially offset by mortgage loans that paid off.

Interest income from REMIC Certificates for the six months ended June 30, 2006, decreased $2.7 million compared to the same period of 2005 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 6. Real Estate Investments to the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest and other income for the six months ended June 30, 2006, decreased $0.2 million primarily as a result of receiving a note payoff in 2005 as described in Note 3. Notes Receivable, part of which related to past due interest on the note that was not previously accrued ($2.3 million) and interest received in 2005 on notes that paid off in 2005 ($0.2 million), partially offset by an increase due to new notes ($0.2 million), temporary investment income resulting from higher cash balances ($0.9 million), interest income from our investment in marketable securities ($0.6 million) and prepayment premiums received in conjunction with mortgage loans that paid off early ($0.6 million).

Interest expense for the first half of 2006 decreased $0.7 million from the comparable period in 2005, due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans, capital leases and bond obligations.

Depreciation and amortization expense for the six months ended June 30, 2006 increased $0.8 million from the six months ended June 30, 2005 due to acquisitions and the conversions of mortgage loans into owned properties.

Legal expenses were comparable during the first half of 2006 and the first half of 2005.

Operating and other expenses were $0.4 million lower in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily as a result of a $1.0 million bonus accrual in 2005 related to the realization of the value of a note receivable, as described in Note 3. Notes Receivable, partially offset by a $0.5 million reimbursement in 2005 of certain expenses we paid in prior years on behalf of an operator.

Minority interest expense was comparable during the first half of 2006 and the first half of 2005.

During the six months ended June 30, 2006, we recognized a $31.9 million gain on the sale of assets and income from discontinued operations of $0.4 million.  During the six months ended June 30, 2005 we recognized net income from discontinued operations of $1.6 million.

Liquidity and Capital Resources

At June 30, 2006, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $476.5 million invested primarily in owned long-term care properties and mortgage loans of approximately $125.9 million (net of a $1.3 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 122 skilled nursing properties, 95 assisted living properties and two schools in 33 states.  For the six months ended June 30, 2006, we had net cash provided by operating activities of $27.3 million.

For the six months ended June 30, 2006, we had net cash provided by investing activities of $65.7 million.  We acquired three skilled nursing properties in Ohio with a total of 150 beds for $6.4 million.  These properties are leased to a third party under a 10-year master lease, with two five-year renewal options.  The initial annual rent is approximately $0.7 million, a 10.3% current yield, and increases 2.5% annually.  We also invested $1.6 million in capital improvements to existing properties at an average yield of 10.0%.  Additionally, during the six months ended June 30, 2006, we received total net proceeds from the sale of four assisted living properties of $54.0 million after paying closing costs and $3.8 million in principal and accrued interest to fully repay the 8.75% State of Oregon bond obligation related to one of the properties sold as discussed in Note 2. Real Estate Investments.  We also received $21.3 million in principal payments on mortgage loans including $20.1 million related to the payoff of nine mortgage loans secured by seven skilled nursing properties and two assisted living properties and  the partial principal pay down of one mortgage loan secured by one skilled nursing property in Georgia.  During the six months ended June 30, 2006, we invested $1.4 million in 60,000 shares of National Health Investors, Inc., common stock and we received $0.6 million in dividend and interest income from our investments in marketable securities.  During the six months ended June 30, 2006, we funded a $0.7 million loan secured by certain assets including the accounts receivable of the borrower.  We also funded $0.5 million under line of credit agreements with certain operators.  At December 31, 2005, we held a Promissory Note (or Note) from an operator in the amount of $1.5 million.  During the fourth quarter of 2005, we sold an option to purchase four of our assisted living properties to Sunwest.  The price of the option was $0.5 million in cash and the Note.  During the first quarter of 2006, the option to purchase the properties was exercised and the proceeds from the payoff of the Note were applied to the purchase price of the four properties (see Note 2. Real Estate Investments).  Additionally, during the six months ended June 30, 2006, we received $0.4 million in principal payments on notes receivable.

For the six months ended June 30, 2006, we used $45.2 million in financing activities.  We borrowed $2.0 million and repaid $18.0 million under our Unsecured Revolving Credit.  Additionally, $1.8 million in principal was received by the non-recourse senior mortgage participation holder and we paid $1.1 million in principal payments on mortgage loans payable, bonds and capital lease obligations.

During the first half of 2006, we repurchased and retired 71,493 shares of common stock for an aggregate purchase price of $1.5 million or $20.65 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  Including these purchases, 2,604,393 shares have been purchased under this authorization.  Therefore, we continue to have an open Board authorization to purchase an additional 2,395,607 shares.

We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $1.6 million, $0.4 million and $6.6 million respectively.  Additionally, we declared cash dividends on our common stock totaling $8.4 million and paid cash dividends on our common stock totaling $16.8 million.  In July 2006, we declared a monthly cash dividend of $0.12 per share on our common stock for the months of July, August, and September 2006, payable on July 31, August 31, and September 29, 2006, respectively, to stockholders of record on July 21, August 23, and September 21, 2006, respectively.

At June 30, 2006, we only had one note receivable from a stockholder with a principal balance of $0.2 million outstanding.  Subsequent to June 30, 2006, this note was repaid in full.  During the six months ended June 30, 2006, we received $0.2 million in conjunction with the exercise of 32,600 stock options.  The total market value as of the dates of exercise was approximately $0.7 million.

During the six months ended June 30, 2006, holders of 37,245 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 74,490 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to June 30, 2006, holders of 3,439 shares of our Series E preferred stock notified us of their election to convert such shares into 6,878 shares of common stock.  Subsequent to this most recent conversion, there are 311,991 shares of our Series E preferred stock outstanding.

Subsequent to June 30, 2006, we purchased a 123-bed skilled nursing property for approximately $7.1 million. The property is leased to a third party under a ten-year lease with two five-year renewal options at an initial effective yield of approximately 9.5%.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2006, only $5.5 million of our debt was at a variable interest rate.

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

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results of operations could be affected.  Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R).  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share disclosed in Note 7. Stockholders’ Equity.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation.  Therefore, this new reporting requirement does not have an impact on our statement of cash flows.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2006.

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

At June 30, 2006, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $130.5 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.7 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.9 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or “Exchange Act”)). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Audit Committee, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan		Maximum Number of Shares that May Yet Be Purchased Under the Plan
5/1-5/31	71,493	$20.65	(a)	71,493	(b)	2,395,607

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 4, 2006 (Annual Meeting).  At the Annual Meeting Andre C. Dimitriadis, Boyd Hendrickson, Edmund C. King, Wendy Simpson, Timothy J. Triche, M.D. and Sam Yellen were re-elected as directors to serve for a one-year term until the 2007 Annual Meeting of Stockholders.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Against	Abstentions
Election of Andre C. Dimitriadis	21,109,270	215,271
Election of Boyd W. Hendrickson	21,041,225	283,316
Election of Edmund C. King	21,105,852	218,689
Election of Wendy L. Simpson	20,726,770	597,771
Election of Timothy J. Triche, M.D.	21,223,109	101,432
Election of Sam Yellen	21,103,186	221,355
Ratification of the Company’s Independent Auditors	20,678,774	559,475	86,292

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

10.1                           Amended and Restated Employment Agreement of Wendy Simpson, effective as of May 22, 2006

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

LTC PROPERTIES, INC.
Registrant

Dated: August 2, 2006	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)