Form 10-Q
period 2006-09-30
LTC PROPERTIES INC
filed 2006-11-02
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Shares of Registrant’s common stock, $.01 par value, outstanding on October 27, 2006 – 23,554,770

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2006

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2006 - $98,672; 2005 - $88,652	$351,740	$342,664
Land	35,048	32,956
Properties held for sale, net of accumulated depreciation and amortization: 2006 - $0; 2005 - $7,119	—	29,332
Mortgage loans receivable, net of allowance for doubtful accounts: 2006 - $1,280 2005 - $1,280	118,243	148,052
Real estate investments, net	505,031	553,004
Other Assets:
Cash and cash equivalents	45,954	3,569
Debt issue costs, net	749	1,268
Interest receivable	3,048	3,436
Prepaid expenses and other assets	6,424	5,130
Notes receivable	7,570	8,931
Marketable securities	11,637	9,933
Total Assets	$580,413	$585,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$16,000
Mortgage loans payable	57,860	58,891
Bonds payable and capital lease obligations	5,545	5,935
Senior mortgage participation payable	2,409	11,535
Accrued interest	426	524
Accrued expenses and other liabilities	5,954	8,427
Liabilities related to properties held for sale	—	3,852
Distributions payable	3,483	11,890
Total Liabilities	75,677	117,054

Minority interest	3,518	3,524
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2006 – 8,946; 2005 – 8,993	212,161	213,317
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2006 – 23,330; 2005 – 23,276	233	233
Capital in excess of par value	328,914	331,415
Cumulative net income	430,885	364,045
Other	2,119	(941)
Cumulative distributions	(473,094)	(443,376)
Total Stockholders’ Equity	501,218	464,693
Total Liabilities and Stockholders’ Equity	$580,413	$585,271

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$13,152	$11,740	$38,536	$37,398
Interest income from mortgage loans and notes receivable	3,613	3,879	11,935	9,791
Interest income from REMIC Certificates	—	797	—	3,480
Interest and other income	1,366	550	4,317	3,713
Total revenues	18,131	16,966	54,788	54,382
Expenses:
Interest expense	1,783	2,118	5,434	6,428
Depreciation and amortization	3,521	3,275	10,388	9,351
Legal expenses	60	39	230	175
Operating and other expenses	2,250	1,236	4,965	4,349
Total expenses	7,614	6,668	21,017	20,303
Income before non-operating income and minority interest	10,517	10,298	33,771	34,079
Non-operating income	—	—	—	6,217
Minority interest	(85)	(85)	(257)	(257)
Income from continuing operations	10,432	10,213	33,514	40,039

Discontinued operations:
Income from discontinued operations	59	887	769	2,669
Gain (loss) on sale of assets, net	619	(843)	32,557	(813)
Net income from discontinued operations	678	44	33,326	1,856
Net income	11,110	10,257	66,840	41,895
Preferred stock dividends	(4,301)	(4,330)	(12,916)	(13,018)
Net income available to common stockholders	$6,809	$5,927	$53,924	$28,877
Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.26	$0.26	$0.88	$1.23
Diluted	$0.26	$0.26	$0.88	$1.21
Net Income per Common Share from Discontinued Operations:
Basic	$0.03	$—	$1.43	$0.08
Diluted	$0.03	$—	$1.40	$0.08
Net Income per Common Share Available to Common Stockholders:
Basic	$0.29	$0.26	$2.31	$1.31
Diluted	$0.29	$0.26	$2.18	$1.28

Basic weighted average shares outstanding	23,319	22,951	23,316	22,024
Comprehensive income
Net income	$11,110	$10,257	$66,840	$41,895
Unrealized gain on available-for-sale securities	86	3,743	260	3,743
Reclassification adjustment	(167)	(146)	(548)	(3,756)
Total comprehensive income	$11,029	$13,854	$66,552	$41,882

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

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$66,840	$41,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	10,388	9,351
Depreciation and amortization – discontinued operations	52	732
Minority interest	257	257
Realization of reserve on note receivable	—	(3,905)
Realization of deferred gain on note receivable	—	(3,610)
Income from investments in marketable debt and equity securities	(930)	—
Straight-line rental income	(1,910)	(1,009)
Other non-cash charges	(165)	2,254
(Gain)/loss on sale of real estate investments, net	(32,557)	813
(Decrease)increase in accrued interest	(104)	(132)
Net change in other assets and liabilities	(278)	1,017
Net cash provided by operating activities	41,593	47,663

INVESTING ACTIVITIES:
Investment in real estate mortgages	—	(38,219)
Investment in real estate properties and capital improvements, net	(16,496)	(29,961)
Conversion of REMIC Certificates to mortgage loans	—	(855)
Conversion of mortgage loans into owned properties	—	(310)
Proceeds from sale of real estate investments	54,035	103
Principal payments received on mortgage loans receivable and REMIC Certificates	29,769	14,443
Investment in marketable equity securities	(1,440)	—
Income from investments in marketable debt and equity securities	930	—
Advances under notes receivable	(1,375)	(2,116)
Principal payments received on notes receivable	711	15,122
Net cash provided by (used in) investing activities	66,134	(41,793)

FINANCING ACTIVITIES:
Borrowings under the line of credit	2,000	10,700
Repayments of borrowings under the line of credit	(18,000)	(6,000)
Mortgage principal payments on the senior mortgage participation	(9,126)	(3,650)
Principal payments on mortgage loans payable, bonds and capital lease obligations	(1,427)	(5,555)
Net proceeds from issuance of common stock	—	32,636
Repurchase of common stock	(1,476)	(3,296)
Distributions paid to minority interests	(263)	(445)
Distributions paid to stockholders	(38,125)	(31,874)
Other	1,075	1,240
Net cash used in financing activities	(65,342)	(6,244)
Increase (decrease) in cash and cash equivalents	42,385	(374)
Cash and cash equivalents, beginning of period	3,569	4,315
Cash and cash equivalents, end of period	$45,954	$3,941

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,965	$6,306
Non-cash investing and financing transactions:
Property exchange	3,410	—
Exchange of mortgage loans for owned properties	—	1,690
Exchange of REMIC Certificates for mortgage loans receivable	—	31,120
Elimination of loans payable resulting from repurchase of REMIC Certificates	—	7,125
Conversion of preferred stock to common stock	1,156	4,997
Restricted stock issued, net of cancellations	—	151

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2005 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (i.e., appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we are not taxed on income that is distributed to our stockholders.  See Note 8.  Commitments and Contingencies.

2.              Real Estate Investments

Owned Properties.  At September 30, 2006, our investment in owned properties consisted of 63 skilled nursing properties with a total of 7,304 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states.

During the three months ended September 30, 2006, we purchased a 123-bed skilled nursing property located in Washington for $7,124,000.  Additionally, we acquired a 100-bed skilled nursing property located in Arizona with a fair market value of approximately $3,410,000 in exchange for a 174-bed skilled nursing property in Arizona.  The sale of the 174-bed skilled nursing property resulted in a gain of $619,000.  The two new properties were leased to a third party under a ten-year master lease with two five-year renewal options at an initial effective yield of approximately 12.0% or approximately $1,273,000 and increases annually based upon the Consumer Price Index with a maximum annual increase of 2.5%.

During the nine months ended September 30, 2006, we sold four assisted living properties with a total of 431 units located in four states and one 174-bed skilled nursing property located in Arizona.  We recognized a gain of $32,557,000 on the two transactions and received total net proceeds of $3,410,000 in property associated with the exchange described above and $54,035,000 in cash, after paying both closing costs and a $3,840,000 8.75% State of Oregon bond obligation related to one of the properties sold.  In 2005 we sold an option to purchase these four properties to Sunwest Management Inc. (or Sunwest) for $2,000,000.  In exchange for the right to purchase the properties for $58,500,000, we received $500,000 in cash and a note receivable for $1,500,000.  The proceeds from the sale of the purchase option have been applied to the proceeds of the sale of the four properties.

During the nine months ended September 30, 2006, we acquired five skilled nursing properties in various states with a total of 373 beds for $13,536,000 in cash and $3,410,000 in property as described above.  These properties are leased to two third parties under 10-year master leases, each with two five-year renewal options.  The combined initial annual rent is approximately $1,932,000, an 11.4% current yield. Additionally, we have already signed agreements and begun to expand and renovate eight skilled nursing properties and one assisted living property operated by six different operators for a total commitment of $6,160,000, of which $1,564,000 was invested during the third quarter.  These investments are at an average yield of approximately 10%.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental income	$69	$1,212	$748	$3,663
Interest and other income	—	—	97	—
Interest expense	—	(84)	(17)	(254)
Depreciation and amortization	(3)	(238)	(52)	(732)
Operating and other expenses	(7)	(3)	(7)	(8)
Income from discontinued operations	$59	$887	$769	$2,669

Mortgage Loans.  At September 30, 2006, we had investments in 58 mortgage loans secured by first mortgages on 58 skilled nursing properties with a total of 6,649 beds, 10 assisted living properties with 705 units and one school located in 19 states.  At September 30, 2006, the mortgage loans had interest rates ranging from 6.6% to 13.1% and maturities ranging from 2007 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the nine months ended September 30, 2006, we received $26,638,000 plus accrued interest related to the payoff of twelve mortgage loans secured by nine skilled nursing properties and three assisted living properties located in various states and a partial principal pay down on one mortgage loan secured by one skilled nursing property located in Georgia.  We also received $3,131,000 in regularly scheduled principal payments.

3.              Notes Receivable

During the three months ended September 30, 2006, we funded $200,000 under a $300,000 line of credit agreement with an operator.  This loan matures in July 2007 and bears interest at 10.0%.  Also, we amended eleven loans held by one borrower, secured by certain assets including accounts receivable of the borrower, to reduce the outstanding balance by the total capital expenditure holdback of $492,000.  The capital expenditure holdback was capitalized to the related properties and the annual rent on the properties increased by 11% of the capital expenditure holdback or $55,000.

During the nine months ended September 30, 2006, we funded $1,375,000 under various loans and line of credit agreements with certain operators and received $711,000 in principal payments.

At December 31, 2005, we held a Promissory Note (or Note) from Sunwest in the amount of $1,500,000.  During the fourth quarter of 2005, we sold an option to purchase four of our assisted living properties to Sunwest.  The price of the option was $500,000 in cash and the Note.  During the first quarter of 2006, the option to purchase the properties was exercised and the proceeds from the payoff of the Note were applied to the purchase price of the four properties (see Note 2. Real Estate Investments).

During the first nine months of 2005, we received $22,309,000 in cash as payment in full for a note receivable and a related $500,000 mortgage loan, including accrued and unpaid interest through the payoff date.  As a result of the payoff, we recognized $3,667,000 in rental income related to past due rents that were not previously accrued, $2,335,000 of interest income related to past due interest that was not previously accrued, a $477,000 reimbursement for certain expenses paid on behalf of an operator in prior years, a $1,000,000 bonus accrual related to the realization of the value of the note receivable and non-operating income of $6,217,000 ($3,610,000 of which was classified as Accumulated Comprehensive Income in the equity section of the balance sheet at December 31, 2004).  The $6,217,000 of non-operating income is net of $1,298,000 of legal and investment advisory fees related to the transaction that resulted in the note receivable payoff.

4.              Marketable Securities

Investments in debt and marketable equity securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS No. 115) which requires that we categorize our investments as trading, available-for-sale or held-to-maturity.  At September 30, 2006, we had no trading securities.  During the nine months ended September 30, 2006, we purchased 60,000 shares of National Health Investors, Inc. (or NHI) common stock for a total of $1,440,000, or an average purchase price of $24.00 per share.  We categorized this investment in marketable equity securities as available-for-sale at the time of purchase.  In accordance with FAS No. 115, we record available-for-sale instruments at fair value, with unrealized gains and losses reported as a component of other comprehensive income until realized.  At September 30, 2006, the fair market value of our investment in this marketable equity security was $1,700,000.  Accordingly, during the third quarter of 2006, we recorded an unrealized gain of $86,000 for a total unrealized gain of $260,000 related to the increase in fair market value of our investment in marketable equity securities.  Based upon the current $0.48 per share quarterly dividend, the current yield of our investment in NHI common stock is 8.0%.  NHI is a healthcare REIT and as such the dividend income we receive from them is qualified income as defined by the Internal Revenue Code.  See page 10 of our Annual Report on Form 10-K for the year ended December 31, 2005, for a description of the income tests required by the Internal Revenue Code.

At September 30, 2006, we had an investment in $10,000,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG.  We account for this investment in marketable debt securities as held-to-maturity in accordance with FAS No. 115 at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

At September 30, 2006, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement.  During the nine months ended September 30, 2006, pricing under the Unsecured Revolving Credit Agreement ranged between LIBOR plus 1.50% and LIBOR plus 2.50%.

During the nine months ended September 30, 2006, the company paid $3,840,000 in principal and accrued interest to fully repay the 8.75% State of Oregon bond obligation related to one of the properties sold as discussed in Note 2. Real Estate Investments.

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

The senior participation receives interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the senior participation.  In addition, the senior participation receives all mortgage principal collected on the Participation Loan Pool until the senior participation balance has been reduced to zero.  We retain interest received on the Participation Loan Pool in excess of the 9.25% paid to the senior participation.  The ultimate extinguishments of the senior participation are tied to the underlying maturities of loans in the Participation Loan Pool, which range from 4 to 143 months.  We have accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the nine months ended September 30, 2006, the senior participation received principal payments of $9,126,000, which included loan payoffs of $8,476,000 in the Participation Loan Pool.  During the same period last year the senior participation received principal payments of $3,650,000.  At September 30, 2006, 16 loans with a total principal balance of $30,567,000 remain in the Participation Loan Pool and $2,409,000 was outstanding under the senior mortgage participation.

7.              Stockholders’ Equity

Preferred Stock.  During the nine months ended September 30, 2006, holders of 46,234 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) notified us of their election to convert such shares into 92,468 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 612,882 at September 30, 2006.  Subsequent to September 30, 2006, holders of 112,398 shares of our Series E preferred stock notified us of their election to convert such shares into 224,796 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 388,086.

Common Stock.  During the nine months ended September 30, 2006, a total of 32,600 stock options were exercised at a total option value of $189,000 and a total market value as of the dates of exercise of $713,000.  Also during 2006, we repurchased and retired 71,493 shares of common stock for an aggregate purchase price of $1,476,000 or $20.65 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  Including these purchases, 2,604,393 shares have been purchased under this authorization.  Therefore, we continue to have an open Board authorization to purchase an additional 2,395,607 shares.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2006				Nine months ended September 30, 2005
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$2,454		$2,454		$2,454		$2,454
Series E	502		526		604		710
Series F	9,960		9,960		9,960		9,960
	12,916		12,940		13,018		13,124

Common Stock	16,802	(1)	25,185	(2)	21,301	(3)	18,750	(3)

Total	$29,718	(4)	$38,125	(4)	$34,319	(4)	$31,874	(4)

(1)          Represents $0.12 per share per month for the third quarter of 2006.  Common dividends for the fourth quarter of 2006 were declared subsequent to September 30, 2006.

(2)          Represents $0.12 per share per month for the nine months ended September 30, 2006.

(3)          Represents $0.30 per share for the first quarter of 2005 and $0.11 per share per month in the second and third quarters of 2005.

(4)          The difference between declared and paid is the change in distributions payable on the balance sheet at September 30 and December 31.

In October 2006, we declared a monthly cash dividend of $0.12 per share on our common stock for the months of October, November, and December 2006, payable on October 31, November 30, and December 29, 2006, respectively, to stockholders of record on October 23, November 22, and December 22, 2006, respectively.

Other Equity.  Other equity consists of the following (in thousands):

	September 30, 2006	December 31, 2005
		(audited)
Notes receivable from stockholders	$—	$(226)
Deferred compensation	—	(3,123)
Accumulated comprehensive income	2,119	2,408
Total Other Equity	$2,119	$(941)

During the nine months ended September 30, 2006, we received $226,000 in principal payments on a note receivable from a stockholder which represented payment in full on this loan.  At September 30, 2006, we no longer have any notes receivable from stockholders outstanding.

During the nine months ended September 30, 2006, we reclassified $3,123,000 of deferred compensation to capital in excess of par value as required by SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The deferred compensation was related to unvested restricted stock and unvested stock options previously accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and SFAS No. 123, “Accounting for Stock-Based Compensation”.

During the three and nine months ended September 30, 2006, $237,000 and $716,000, respectively, of compensation expense was recognized related to the vesting of restricted stock. During the three and nine months ended September 30, 2005, $140,000 and $368,000, respectively, of compensation expense was recognized related to the vesting of restricted stock.

During the three and nine months ended September 30, 2006 we reclassified $167,000 and $548,000, respectively, of other comprehensive income to mortgage interest income.  The reclassification relates to the effective repurchase of mortgage loans underlying REMIC Certificates we owned in 2005.  Upon the mortgage loan repurchase, we began amortizing the accumulated comprehensive income as a yield adjustment over the life of the mortgage loans.  See Note 6. Real Estate Investments to the consolidated financial statements included in our 2005 Annual Report on Form 10-K for further discussion.  In addition, during the three and nine months ended September 30, 2006, we recorded $86,000 and $260,000, respectively, of unrealized gain related to the increase in fair market value of our investment in marketable equity securities (see Note 4. Marketable Securities for further discussion.)

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

No stock options were issued during the three or nine months ended September 30, 2006.  During the nine months ended September 30, 2005, 15,000 options to purchase common stock were granted at an exercise price of $19.62 and vest ratably over a three-year period.  Additionally, during the nine months ended September 30, 2005, 4,000 unvested options to purchase common stock were cancelled.  At September 30, 2006, the total number of stock options that are scheduled to vest through December 31, 2006, 2007 and 2008 is 6,600, 19,000 and 5,000, respectively.  The remaining compensation expense to be recognized related to the future service period of these options is approximately $64,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(actual)	(pro forma)	(actual)	(pro forma)

Net income available to common stockholders, as reported	$6,809	$5,927	$53,924	$28,877
Add: Stock-based compensation expense in the period	13	10	38	29
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(13)	(14)	(38)	(40)
Pro forma net income available to common stockholders	$6,809	$5,923	$53,924	$28,866
Net income per common share available to common stockholders:
Basic – as reported	$0.29	$0.26	$2.31	$1.31
Basic – pro forma	$0.29	$0.26	$2.31	$1.31
Diluted – as reported	$0.29	$0.26	$2.18	$1.28
Diluted – pro forma	$0.29	$0.26	$2.18	$1.28

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

8.              Commitments and Contingencies

At September 30, 2006, we accrued $950,000 related to a proposed closing agreement we have pending with the Internal Revenue Service (or IRS).  During the third quarter of 2006, we voluntarily approached the IRS to correct our filing for the year 2000, which is a closed year.  In September we submitted a closing agreement for IRS approval to correct a technical violation which occurred in the spring of 2000.

At September 30, 2006, we had the following commitments outstanding:

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

We committed to provide Extendicare Healthcare Services, Inc. (or EHSI) up to $5,000,000 per year, under certain conditions, for expansion of the 37 properties they lease from us.  Should we invest such funds, EHSI’s minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded.  To date EHSI has not requested any funds under this agreement.

We committed to provide Center Healthcare Inc. (or CHC) with a capital allowance of $7,100,000 on five skilled nursing properties.  Our commitment provided for CLC’s minimum rent to increase by an amount equal to 11.0% of our final funding including capitalized interest during construction.  Subsequent to September 30, 2006, we funded $150,000 under this agreement.  See Note 11.  Subsequent Events.

We committed to provide a lessee an accounts receivable financing on a skilled nursing property.  The loan has a credit limit not to exceed $150,000, an interest rate of 10.0%, and matures on July 31, 2007.  To date $125,000 has been funded under this agreement.  Additionally, we have committed to invest $1,150,000 in capital improvements for this property.  The minimum rent will increase by an amount equal to 10.5% of our final funding including capitalized interest during construction.  This commitment expires June 30, 2007.  To date we have funded $411,000 under this agreement.

We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property.  The lessee’s minimum rent will increase by an amount equal to 11.0% of our investment in these capital improvements.  To date we have funded $95,000 under this agreement.

We committed to provide a lessee with a capital allowance of $500,000 to improve a skilled nursing property they lease from us.  This commitment expires on June 30, 2007.  Minimum rent increases by the capital funding multiplied by 10.0%.  To date no funds have been requested under this agreement.

We committed to provide a lessee with up to $2,500,000 to invest in capital improvements to renovate an existing closed skilled nursing property they currently lease from us.  The renovation is currently scheduled to be completed in May 2007.  To date $1,344,000 has been funded under this agreement.  As advances are funded the minimum rent increases by 9.5% of the advance.

Contingent upon an outcome of a bankruptcy proceeding, we committed to provide a lessee with the following:  (i) up to $260,000 to invest in capital improvements to a skilled nursing property they lease from us; (ii) up to $735,000 to invest in capital improvements on two skilled nursing properties they lease from us, however, under this commitment, the minimum rent will increase by the amount of the capital funding multiplied by 11.0%; and (iii) up to $3,000,000 to purchase land, construct and equip a new skilled nursing property in the general vicinity of an existing skilled nursing property they lease from us to replace the existing property.  The agreement provides us with a corresponding increase in the minimum rent of 11.0% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property.

We committed to provide a lessee with up to $410,000 to invest in capital improvements on two skilled nursing properties and one assisted living property.  The lessee’s minimum rent will increase by an amount equal to 10.0% of our funding.  To date $238,000 has been funded under this agreement.

We committed to provide a lessee with $1,700,000 to invest in capital improvements to renovate an existing skilled nursing property they currently lease from us.  The renovation is currently scheduled to be completed in March 2007.  The lessee’s minimum rent will increase by an amount equal to 10.0% of our final funding including capitalized interest during construction.  To date $489,000 has been funded under this agreement.

We committed to provide a lessee an accounts receivable financing on three skilled nursing properties.  The loan has a credit limit not to exceed $300,000, an interest rate of 10.0%, and matures on July 1, 2007.  To date $200,000 has been funded under this agreement.  Additionally, we have committed to invest $200,000 in capital improvements for these properties which will expire on June 30, 2007.  Minimum rent will increase by an amount equal to 10.25% of our final funding including capitalized interest during construction.  To date we have funded $88,000 under this agreement.

We committed to provide a lessee with $1,000,000 to invest in capital improvements on an assisted living property.  Minimum rent will increase by the total capital funding multiplied by 8.0%.  The improvement projects are to be complete by February 21, 2008.  To date no funds have been requested under this agreement.

9.              Major Operators

We have two operators, based on properties subject to lease agreements that each represent between 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue.  EHSI, one of our major operators, is the wholly owned subsidiary of a publicly traded company, Extendicare Inc.  In addition, EHSI, although not publicly traded, files quarterly financial information with the Securities and Exchange Commission.  Alterra is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).  Our other operator is privately owned and thus no public financial information is available.  The following table summarizes EHSI’s and Brookdale’s assets, stockholders’ equity, annual revenue and net income from continuing operations as of or for the three months ended June 30, 2006, per the lessee’s public filings:

	EHSI	Brookdale
	(in thousands)	(in thousands)

Current assets	$199,174	$119,677
Non-current assets	887,271	2,261,509
Current liabilities	175,362	409,428
Non-current liabilities	599,973	1,411,122
Stockholders’ equity	311,110	560,636

Gross revenue	311,735	268,427
Operating expenses	250,642	261,976
Income (loss) from continuing operations	8,633	(20,259)
Net income (loss)	7,491	(20,259)

Cash provided by operations	32,749	23,239
Cash used in investing activities	(42,399)	(526,732)
Cash provided by financing activities	3,834	456,209

EHSI, a wholly owned subsidiary of Extendicare Inc. and Assisted Living Concepts, a wholly owned subsidiary of EHSI, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.5%, or $66,553,000, of our total assets at September 30, 2006 and 19.7% of rental income recognized in 2006 excluding the effects of straight-line rent.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units we own representing approximately 11.3%, or $65,711,000, of our total assets at September 30, 2006 and 19.1% of rental revenue recognized in 2006 excluding the effects of straight-line rent.

Center Healthcare Inc., (or CHC), through various wholly owned subsidiaries, operates 25 skilled nursing properties with a total of 3,014 beds that we own or on which we hold a mortgage secured by a first trust deed.  This represents approximately 9.4%, or $54,686,000, of our total assets at September 30, 2006 and 13.0% of rental revenue recognized in 2006 excluding the effects of straight-line rent.  See Note 11. Subsequent Events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$11,110	$10,257	$66,840	$41,895
Preferred stock dividends	(4,301)	(4,330)	(12,916)	(13,018)
Net income for basic net income per share	6,809	5,927	53,924	28,877
Effect of dilutive securities:
Convertible preferred stock	163	—	2,956	3,057
Convertible limited partnership units	—	—	257	257
Net income for diluted net income per share	$6,972	$5,927	$57,137	$32,191

Shares for basic net income per share	23,319	22,951	23,316	22,024
Effect of dilutive securities:
Stock options	41	88	51	80
Convertible preferred stock	613	—	2,630	2,757
Convertible limited partnership units	—	—	202	202
Shares for diluted net income per share	23,973	23,039	26,199	25,063

Basic net income per share	$0.29	$0.26	$2.31	$1.31
Diluted net income per share	$0.29	$0.26	$2.18	$1.28

11.  Subsequent Events

On October 18, 2006, we entered into an agreement to make available to CLC up to $9,500,000 as a lease termination fee to terminate our master lease with them effective November 1, 2006.  Simultaneously, we re-leased the 25 properties to Preferred Care, Inc. (or Preferred Care) under a 15-year master lease with two five-year renewal options.  We have agreed with Preferred Care that the monthly rental amounts for November and December 2006 will be at the monthly CLC rate of approximately $551,500.  The initial annual minimum rent beginning in January 2007 is $8,188,000 and increases annually by 2.5% on each November 1st thereafter.  The initial annual minimum rent we will receive from Preferred Care is $1,570,000 more than we were receiving from CLC.  We committed to provide Preferred Care with up to $3,000,000 for capital improvements and will invest this amount, if requested by Preferred Care, at no additional investment return.  This commitment expires March 31, 2010.  Additionally, we committed to provide Preferred Care with up to $7,100,000 for capital improvements for specific properties.  Preferred Care’s minimum rent will increase by an amount equal to 11.0% of our final funding of part or all of the $7,100,000 including capitalized interest during any construction project.  As part of the new agreement, we agreed to invest $300,000 for inventory and equipment needs at the 25 properties.

At September 30, 2006, the line of credit loan with CLC, which is included in Other Notes Receivable and is collateralized by all of the outstanding receivables of CLC, is $3,797,000.  Currently, the net receivables as reported to us by CLC exceed the line of credit loan balance and at this time we believe all amounts are collectible.  Certain provisions of the lease termination agreement with CLC provide that under certain conditions some of the $9,500,000 lease termination fee could be applied against the outstanding line of credit balance.  Also as part of the lease termination agreement we have made provisions for payment of collateralized CLC receivables to be deposited in our bank account.

We believe that by the time we report 2006 year end results, we will have a more accurate estimation of the total cost, including legal fees and uncollectible amounts under the line of credit, if any, associated with this lease termination and this total amount will be amortized against rental income over the life of the Preferred Care master lease.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of September 30, 2006:

Type of Property	Gross Investments		Percentage of Investments	For the nine months ended 09/30/06 Revenues (2)	Percentage of Revenues	Number of Properties	Number of Beds/Units	Investment per Bed/Unit	Number of Operators (1)	Number of States (1)
	(in thousands)			(in thousands)				(in thousands)
Assisted Living Facilities	$273,711	(3)	45.2%	$23,962	46.8%	94	4,449	$61.52	9	22

Skilled Nursing Facilities	318,252		52.6%	26,186	51.1%	121	13,953	22.81	46	24

Schools	13,020		2.2%	1,071	2.1%	2	N/A	N/A	2	2

Totals	$604,983		100.0%	$51,219	100.0%	217	18,402

(1)	We have leased or mortgage investments in 32 states to 54 different operators.
(2)	Revenues exclude interest and other income from non-mortgage loan sources and includes $365,000 of revenue from properties that were sold in the first quarter of 2006.
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

For the nine months ended September 30, 2006, rental income and interest income from mortgage loans and notes receivable represented 71% and 21%, respectively, of total gross revenues.  Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.

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

Key Transactions

During the first nine months of 2006 we sold four assisted living properties with a total of 431 units and one 174-bed skilled nursing property.  We recognized a gain of $32.6 million on the two transactions and received total net cash proceeds of $54.0 million after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold.  Also during 2006 we purchased five skilled nursing properties with a total of 373 beds for $13.5 million in cash.  One of the properties was acquired in a like-kind exchange transaction with a fair market value of $3.4 million.

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

	Period Ended
	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
	(gross investment, in thousands)
Asset mix:
Real property	$485,460	$476,541	$468,435	$500,723	$500,430
Loans receivable	$119,523	127,192	133,264	149,332	153,740

Investment mix:
Assisted living properties	$273,711	$276,720	$280,748	$313,628	$313,742
Skilled nursing properties	318,252	313,993	307,931	323,407	327,408
School	13,020	13,020	13,020	13,020	13,020

Operator mix:
Alterra	$84,194	$84,194	$84,194	$84,194	$84,194
Center Healthcare, Inc. (2)	72,422	71,969	71,550	71,580	73,802
EHSI	88,034	88,034	88,034	88,034	88,034
Sunwest (1)	—	—	—	64,803	64,814
Remaining operators	360,333	359,536	357,921	341,444	343,326

Geographic mix:
California	$44,697	$44,950	$45,198	$54,185	$56,257
Florida	45,204	48,032	47,536	53,935	53,893
Ohio	52,838	52,488	45,939	50,511	50,537
Texas	97,339	10,769	96,952	98,781	99,198
Washington	28,002	20,952	21,024	21,094	21,162
Remaining states	336,903	426,542	345,050	371,549	373,123

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

(2)       In October 2006 we entered into a lease termination agreement with Center Healthcare, Inc.  As of November 1, 2006 these assets are under a master lease with Preferred Care, Inc.

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

	Three Months Ended
	9/30/06		6/30/06		3/31/06		12/31/05		9/30/05
Debt to book capitalization ratio	11.6%		12.8%		13.0%		16.9%		15.8%
Debt to market capitalization ratio	7.7%		9.1%		8.8%		11.9%		11.1%

Interest coverage ratio	8.9	x(1)	9.7	x	9.1	x	8.7	x	7.7	x
Fixed charge coverage ratio	2.6	x(1)	2.8	x	2.8	x	2.7	x	2.6	x

(1)       As a result of including the $1.0 million proposed IRS settlement (see Note 8. Commitments and Contingencies) in the annualized calculation of coverage ratios, our ratios were lower than as of six months ended June 30, 2006.  Excluding this charge, our Interest Coverage ratio would have been 9.4x and our Fixed Charge ratio would have been 2.8x.

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

Operating Results

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues for the three months ended September 30, 2006, increased to $18.1 million from $17.0 million for the same period in 2005.  Rental income for the three months ended September 30, 2006, increased $1.4 million primarily as a result of rental income from new properties ($0.9 million), straight-line rental income ($0.1 million) and rental increases provided for in existing lease agreements ($0.4 million).  Same store rental income, properties owned for the three months ended September 30, 2006, and the three months ended September 30, 2005, and excluding straight-line rental income, increased $0.4 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans and notes receivable decreased $0.3 million from the prior year due to payoffs partially offset by new loans originated or acquired in 2005.

Interest income from REMIC Certificates for the three months ended September 30, 2006, decreased $0.8 million compared to the same period of 2005 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 6. Real Estate Investments to the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest and other income for the three months ended September 30, 2006, increased $0.8 million primarily due to new notes, temporary investment income resulting from higher cash balances, and interest and dividend income from our investment in marketable securities.

Interest expense for the third quarter of 2006 was $0.3 million lower than the third quarter of 2005 due to a decrease in average debt outstanding during the period resulting from the payoff of mortgage loans, capital leases and bond obligations.

Depreciation and amortization expense for the third quarter of 2006 increased $0.2 million from the third quarter of 2005 due to acquisitions, capital improvements to existing properties and the conversions of mortgage loans into owned properties.

Legal expenses were comparable during the third quarter of 2006 and the third quarter of 2005.

Operating and other expenses were $1.0 million higher in the third quarter of 2006 as compared to the third quarter of 2005 primarily as a result of a $1.0 million accrual related to a proposed closing agreement pending with the Internal Revenue Service (“IRS”).  During the third quarter of 2006, we voluntarily approached the IRS to correct our filing for the year 2000, which is a closed year.  In September 2006 we submitted a closing agreement for IRS approval to correct a technical violation which occurred in the spring of 2000.

Minority interest expense was comparable during the third quarter of 2006 and the third quarter of 2005.

During the three months ended September 30, 2006, we recognized $0.7 million in net income from discontinued operations compared to $0.1 million during the same period of 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues for the nine months ended September 30, 2006, increased to $54.8 million from $54.4 million for the same period in 2005.  Rental income for the nine months ended September 30, 2006, increased $1.1 million primarily as a result of properties acquired in 2005 and 2006 ($2.7 million), new leases and rental increases provided for in existing lease agreements ($1.2 million) and an increase in straight-line rental income ($0.9 million) partially offset by the receipt a note payoff in 2005 as described in Note 3. Notes Receivable, part of which related to past due rents received in 2005 that were not previously accrued ($3.7 million).  Same store rental income, properties owned for the nine months ended September 30, 2006, and the nine months ended September 30, 2005, and excluding straight-line rental income, decreased $2.5 million due to the receipt in 2005 of past due rents that were not previously accrued ($3.7 million) partially offset by rental increases provided for in existing lease agreements ($1.2 million).

Interest income from mortgage loans and notes receivable increased $2.1 million from the prior year due to new loans originated or acquired in 2005, partially offset by mortgage loans that paid off.

There was no interest income from REMIC Certificates for the nine months ended September 30, 2006 as compared to the same period of 2005 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Note 6. Real Estate Investments to the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest and other income for the nine months ended September 30, 2006, increased $0.6 million primarily as a result of new notes ($0.4 million), temporary investment income resulting from higher cash balances ($1.4 million), interest and dividend income from our investment in marketable securities ($0.9 million) and prepayment premiums received in conjunction with mortgage loans that paid off early ($0.4 million), partially offset by the effects of a note payoff in 2005 as described in Note 3. Notes Receivable, part of which related to past due interest on the note that was not previously accrued ($2.3 million) and interest received in 2005 on notes that paid off in 2005 ($0.2 million).

Interest expense for the nine months ended September 30, 2006 decreased $1.0 million from the comparable period in 2005, due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans, capital leases and bond obligations.

Depreciation and amortization expense for the nine months ended September 30, 2006 increased $1.0 million from the nine months ended September 30, 2005 due to acquisitions and the conversions of mortgage loans into owned properties.

Legal expenses were comparable during the nine months ended September 30, 2006 and 2005.

Operating and other expenses were $0.6 million higher in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to a $0.5 million reimbursement in 2005 of certain expenses we paid in prior years on behalf of an operator.

Minority interest expense was comparable during the nine months ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006, we recognized a $32.6 million gain on the sale of assets and income from discontinued operations of $0.8 million.  During the nine months ended September 30, 2005 we recognized a $0.8 million loss on sale of assets and income from discontinued operations of $2.7 million.

Liquidity and Capital Resources

At September 30, 2006, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $485.5 million invested primarily in owned long-term care properties and mortgage loans of approximately $118.2 million (net of a $1.3 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 121 skilled nursing properties, 94 assisted living properties and two schools in 32 states.  For the nine months ended September 30, 2006, we had net cash provided by operating activities of $41.6 million.

For the nine months ended September 30, 2006, we had net cash provided by investing activities of $66.1 million.  We acquired three skilled nursing properties in Ohio with a total of 150 beds for $6.4 million.  These properties are leased to a third party under a 10-year master lease, with two five-year renewal options.  The initial annual rent is approximately $0.7 million, a 10.3% current yield, and increases 2.5% annually.  Additionally we acquired a 123-bed skilled nursing property located in the state of Washington for $7.1 million and a 100-bed skilled nursing property located in Arizona in exchange for a 174-bed skilled nursing property in Arizona with a fair market value of $3.4 million.  The two new properties were leased to a third party under a ten-year master lease with two five-year renewal options at an initial effective yield of 12.0%, or approximately $1.3 million, and increases annually based upon the Consumer Price Index with a maximum annual increase of 2.5%.  We also invested $2.7 million at an average yield of 10.0% under agreements to expand and renovate nine properties operated by six different operators.  Additionally, we invested $0.3 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2006, we received total net cash proceeds from the sale of four assisted living properties of $54.0 million after paying both closing costs and $3.8 million in principal and accrued interest to fully repay the 8.75% State of Oregon bond obligation related to one of the properties sold as discussed in Note 2. Real Estate Investments.  Additionally, we exchanged one 174-bed skilled nursing property located in Arizona for a 100-bed skilled nursing property located in Arizona.  We also received $29.8 million in principal payments on mortgage loans including $26.6 million related to the payoff of twelve mortgage loans secured by nine skilled nursing properties and three assisted living properties and the partial principal pay down of one mortgage loan secured by one skilled nursing property in Georgia.  During the nine months ended September 30, 2006, we invested $1.4 million in 60,000 shares of National Health Investors, Inc. common stock and we received $0.9 million in dividend and interest income from our investments in marketable securities.  During the nine months ended September 30, 2006, we funded $1.4 million under various loans and line of credit agreements with certain operators.  At December 31, 2005, we held a Promissory Note (or Note) from Sunwest in the amount of $1.5 million.  During the fourth quarter of 2005, we sold an option to purchase four of our assisted living properties to Sunwest.  The price of the option was $0.5 million in cash and the Note.  During the first quarter of 2006, the option to purchase the properties was exercised and the proceeds from the payoff of the Note were applied to the purchase price of the four properties (see Note 2. Real Estate Investments).  Additionally,

during the nine months ended September 30, 2006, we received $0.7 million in principal payments on notes receivable.

For the nine months ended September 30, 2006, we used $65.3 million in financing activities.  We borrowed $2.0 million and repaid $18.0 million under our Unsecured Revolving Credit.  Additionally, $9.1 million in principal was received by the non-recourse senior mortgage participation holder and we paid $1.4 million in principal payments on mortgage loans payable, bonds and capital lease obligations.

During the first nine months of 2006, we repurchased and retired 71,493 shares of common stock for an aggregate purchase price of $1.5 million or $20.65 per share.  The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares.  Including these purchases, 2,604,393 shares have been purchased under this authorization.  Therefore, we continue to have an open Board authorization to purchase an additional 2,395,607 shares.

We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $2.4 million, $0.5 million and $10.0 million respectively.  Additionally, we declared cash dividends on our common stock totaling $16.8 million and paid cash dividends on our common stock totaling $25.2 million.  In October 2006, we declared a monthly cash dividend of $0.12 per share on our common stock for the months of October, November, and December 2006, payable on October 31, November 30, and December 29, 2006, respectively, to stockholders of record on October 23, November 22, and December 22, 2006, respectively.

During the nine months ended September 30, 2006, we received $0.2 million, which represented payment in full, on a note receivable from a stockholder.  During the nine months ended September 30, 2006, we received $0.2 million in conjunction with the exercise of 32,600 stock options.  The total market value as of the dates of exercise was approximately $0.7 million.

During the nine months ended September 30, 2006, holders of 46,234 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 92,468 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to September 30, 2006, holders of 112,398 shares of our Series E preferred stock notified us of their election to convert such shares into 224,796 shares of common stock.  Subsequent to this most recent conversion, there are 194,043 shares of our Series E preferred stock outstanding.

On October 18, 2006, we entered into an agreement to make available to CLC up to $9.5 million as a lease termination fee to terminate our master lease with them effective November 1, 2006.  Simultaneously, we re-leased the 25 properties to Preferred Care, Inc. (or Preferred Care) under a 15-year master lease with two five-year renewal options.  We have agreed with Preferred Care that the monthly rental amounts for November and December 2006 will be at the monthly CLC rate of approximately $0.6 million.  The initial annual minimum rent beginning in January 2007 is $8.2 million and increases annually by 2.5% on each November 1st thereafter.  The initial annual minimum rent we will receive from Preferred Care is approximately $1.6 million more than we were receiving from CLC.  We committed to provide Preferred Care with up to $3.0 million for capital improvements and will invest this amount, if requested by Preferred Care, at no additional investment return.  This commitment expires March 31, 2010.  Additionally, we committed to provide Preferred Care with up to $7.1 million for capital improvements for specific properties.  Preferred Care’s minimum rent will increase by an amount equal to 11.0% of our final funding of part or all of the $7.1 million including capitalized interest during any construction project.  As part of the new agreement, we agreed to invest $0.3 million for inventory and equipment needs at the 25 properties.

At September 30, 2006, the line of credit loan with CLC, which is included in Other Notes Receivable and is collateralized by all of the outstanding receivables of CLC, is $3.8 million.  Currently, the net receivables as reported to us by CLC exceed the line of credit loan balance and at this time we believe all amounts are collectible.  Certain provisions of the lease termination agreement with CLC provide that under certain conditions some of the $9.5 million lease termination fee could be applied against the outstanding line of credit balance.  Also as part of the lease termination agreement we have made provisions for payment of collateralized CLC receivables to be deposited in our bank account.

We believe that by the time we report 2006 year end results, we will have a more accurate estimation of the total cost, including legal fees and uncollectible amounts under the line of credit, if any, associated with this lease termination and this total amount will be amortized against rental income over the life of the Preferred Care master lease.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2006, only $5.5 million of our debt was at a variable interest rate.

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

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results of operations could be affected.  Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that was not recognized under SFAS No. 123 is recognized under SFAS No. 123(R).  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share disclosed in Note 7. Stockholders’ Equity.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation.  Therefore, this new reporting requirement does not have an impact on our statement of cash flows.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2006.

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

At September 30, 2006, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable using an 8.5% discount rate was approximately $130.1 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.8 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.0 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

LTC PROPERTIES, INC.
Registrant

Dated: November 2, 2006	By:	/s/ WENDY L. SIMPSON
Wendy L. Simpson
President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)