Form 10-K
period 2006-12-31
LTC PROPERTIES INC
filed 2007-02-22
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐   No ☒

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicated by check mark whether the Registrant is a shell company Yes ☐   No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was approximately $492,423,470 as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 15, 2007 was 23,589,162.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders have been incorporated into Part III of this Report.

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

Owned Properties.   As of December 31, 2006, our investment in owned properties consisted of 63 skilled nursing properties with a total of 7,304 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states, representing a gross investment of approximately $488.3 million. Here and throughout this Form 10-K wherever we provide details of our properties’ bed/unit count the number of beds/units applies to skilled nursing properties and assisted living residences only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the lessee/borrower to preserve the value of the property/collateral. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

The following operators accounted for more than 10% of our 2006 rental revenue:

Lessee	Percent of Rental Revenue
Extendicare REIT and ALC	19.6%
Alterra Healthcare Corporation	19.0%
Preferred Care, Inc.	13.4%

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

See Item 8. FINANCIAL STATEMENTS—Note 10. Debt Obligations for a description of our Senior Mortgage Participation Payable, which was secured by certain of our mortgage loans receivable.

REMIC Certificates.   In the past, we have completed securitizations by transferring mortgage loans to newly created Real Estate Mortgage Investment Conduits (or REMIC) that, in turn, issued mortgage pass-through certificates aggregating approximately the same amount. A portion of the REMIC Certificates were then sold to third parties and a portion of the REMIC Certificates were retained by us. The REMIC Certificates we retained were subordinated in right of payment to the REMIC Certificates sold to third parties and a portion of the REMIC Certificates we retained were interest-only certificates which had no principal amount and entitled us to receive cash flows designated as interest. Between 1993 and 1998 we completed four REMIC pools. The 1993, 1994, 1996 and 1998 REMIC pools have all been fully retired. During 2005, a loan was paid off in the 1998 REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. Under Emerging Issues Task Force No. 02-9 (“EITF 02-9”) “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold”, a Special Purpose Entity (“SPE”) may become non-qualified or tainted which generally results in the “repurchase” by the transferor of all the assets sold to and still held by the SPE. Since we are now the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we bear all the risks and are entitled to all the rewards from the underlying loan pool. As required by EITF 02-9, the repurchase for the transferred assets was accounted for at fair value. At December 31, 2006, we did not have any investment in REMIC Certificates on our balance sheet. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments and Note 7. Asset Securitizations for further description of our historical investments in REMIC Certificates.

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

Investment and Other Policies

Objectives and Policies.   Our investment policy is to invest primarily in income-producing long-term care properties. Also see “Government Regulation” below. Primarily, as a result of obligations we had under our Secured Revolving Credit, we made few investments in years 2000 through 2003. Over the past three years (2004 through 2006), we invested approximately $57.6 million in mortgage loans and we acquired skilled nursing and assisted living properties for approximately $49.7 million. At this time, we anticipate completing some level of new investments in 2007; however, given the highly competitive environment for health care real estate acquisitions and mortgages, we can give no assurances that we will complete a significant level of new investments in 2007.

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

Competition

In the health care industry, we compete for real property investments with health care providers, other health care related REITs, real estate partnerships, banks, private equity funds, venture capital funds and other investors. Many of our competitors are significantly larger and have greater financial resources and lower cost of capital than we have available to us. Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and the availability and our cost of capital.

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

Government Regulation

The health care industry is heavily regulated by the government. Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could result in sanctions or remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure. Such action could affect our borrower’s or lessee’s ability to operate its facility or facilities and could adversely affect such borrower’s or lessee’s ability to make debt or lease payments to us.

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

A significant portion of the revenue of our skilled nursing facility borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. There have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2006, while many states continued to freeze provider rates in fiscal year 2006, more states implemented provider rate increases in fiscal year 2006 or plan to do so in fiscal year 2007. In fiscal year 2006, 46 states froze or cut rates for at least one provider type, but the same number of states also increased rates for at least one group of providers. Similarly in fiscal year 2007, 47 states intend to increase rates for at least one group of providers and 43 states plan rate freezes or cuts, but no state currently plans to cut Medicaid payments for skilled nursing facilities for fiscal year 2007. Skilled nursing facilities also were the major provider group most likely to see payment increases for fiscal year 2006 and fiscal year 2007, although some skilled nursing facility rate increases are tied to increased provider taxes. Nevertheless, future reduction in state Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our skilled nursing property borrowers and lessees and to a much lesser extent our assisted living property borrowers and lessees and thereby adversely affect those borrowers’ and lessees’ abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

On August 4, 2005, the Centers for Medicare & Medicaid Services, commonly known as CMS, published a final rule updating skilled nursing facility prospective payment rates for fiscal year 2006, which began October 1, 2005. This update implemented refinements to the patient classification system and triggered the expiration of a temporary payment add-on for certain high-acuity patients, effective January 1, 2006. The final rule also adopted a 3.1 percent market basket increase for fiscal year 2006. On July 31, 2006, CMS published a notice updating Medicare skilled nursing facility prospective payment system rates for fiscal year 2007, which began October 1, 2006. Under the notice, skilled nursing facilities receive the full 3.1 percent market basket increase to rates, increasing Medicare payments to skilled nursing facilities by approximately $560.0 million for fiscal year 2007.

On February 5, 2007, the Bush Administration released its fiscal year 2008 budget proposal, which includes legislative and administrative proposals that would reduce Medicare spending by approximately $5.3 billion in fiscal 2008 and $75.8 billion over 5 years. Among other things, the budget would provide no update for skilled nursing facilities in 2008 and a -0.65% adjustment to the update annually thereafter. The budget also would move toward site-neutral post-hospital payments to limit inappropriate incentives for five conditions commonly treated in both skilled nursing properties and inpatient rehabilitation facilities. The budget proposal also would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. In addition, the budget proposal includes a series of proposals impacting Medicaid, including legislative and administrative changes that would reduce Medicaid payments by almost $26.0 billion over five years. Many of the proposed policy changes would require Congressional approval to implement. Thus, while the fiscal year 2007 skilled nursing facility rates will not decrease payments to skilled nursing facilities, the loss of revenues associated with potential future changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

The federal physician self-referral law, commonly known as Stark II (or Stark Law), prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in the Medicare and Medicaid programs.

Legislative Developments

Each year, legislative proposals are proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are additional cost controls on the Medicare and Medicaid programs, health care provider cost-containment initiatives, health care coverage expansion for the uninsured, measures to prevent medical errors, limits on damages that could be claimed in physician malpractice lawsuits, and a “Patient Bill of Rights” to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our business.

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

With the passage of the American Jobs Creation Act of 2004 (2004 Act), for years beginning after the effective date of October 22, 2004, if we meet certain requirements, a violation of the prohibition of owning securities of any one issuer that exceeds 5% of the value of our assets or owning securities of any one issuer that exceeds 10% of that issuer’s voting securities or 10% of the value of that issuer’s outstanding securities may not result in disqualification as a REIT.

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

1)              Investment limitations and taxable REIT subsidiaries.   The 99 Act modified the REIT asset test by adding a requirement effective for years beginning after December 31, 2000 that, with the exception of the stock of a taxable REIT subsidiary, a REIT cannot own more than 10% of the total value of the “securities” of any issuer (10% Rule). Excluded from the definition of “securities” are straight debt securities, a REIT’s interest as a partner in a partnership, any loan to an individual or an estate, certain rental agreements, any obligation to pay rents from real property, certain securities issued by States, the District of Columbia, a foreign government, or the Commonwealth of Puerto Rico, any security issued by a REIT, and any other arrangement that is determined by the Internal Revenue Service. Straight debt securities are non-convertible, non-contingent debt provided that the REIT or any controlled taxable REIT subsidiaries does not own any other “securities” of the issuer that have an aggregate value greater than 1% of the issuer’s outstanding securities.

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

Posted on our website and available upon request of any stockholders to our Investor Relations Department are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code Business Conduct and Ethics and any waiver applicable to our senior financial officers and our executive officers or directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors. Our Investor Relations Department can be contacted at:

LTC Properties, Inc.
31365 Oak Crest Drive, Suite #200
Westlake Village, California  91361
Attn: Investor Relations
(805) 981-8655

You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file. The address of the SEC website is www.sec.gov.

Our company is listed on the New York Stock Exchange (or NYSE), ticker symbol LTC. Section 303A.12(a) of the NYSE Listed Company Manual requires that listed companies disclose in their annual report to stockholders that the previous year’s NYSE Annual CEO Certification has been filed with the NYSE and disclose any qualifications. We filed, with the NYSE, our Annual CEO Certification for our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 without any qualifications.

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

A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock.   In January 2007, we declared a $0.125 per share monthly dividend for the first quarter of calendar 2007. During calendar 2006, we paid a $0.12 monthly dividend in each of the first, second, third and fourth quarters on our common stock. During calendar 2005, we paid a $0.30 dividend in the first quarter and a $0.11 monthly dividend in each of the second, third and fourth quarters on our common stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

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

We Rely on a Few Major Operators.   Extendicare REIT and Assisted Living Concepts, Inc (or ALC) lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.6%, or $66.0 million, of our total assets at December 31, 2006.

Alterra Healthcare Corporation (or Alterra), a wholly owned subsidiary of Brookdale Senior Living, Inc., leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.5%, or $65.2 million, of our total assets at December 31, 2006.

Preferred Care, Inc. (or Preferred Care) operates 32 skilled health care properties with a total of 3,871 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 10.9% or $62.1 million of our total assets at December 31, 2006.

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

The Health Care Industry is Heavily Regulated by the Government.   Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such borrower’s or lessee’s ability to make debt or lease payments to us. Also see “Government Regulation” beginning on page 5.

Congress and the States Have Enacted Health Care Reform Measures.   The health care industry continues to face various challenges, including increased government and private payor pressure on health care providers to control costs. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long-term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. Skilled nursing facilities needed to restructure their operations to accommodate the new Medicare prospective payment system reimbursement. Since the skilled nursing facility prospective payment system was enacted, several then publicly held operators of long-term care facilities and at least two then publicly held operators of assisted living facilities filed for reorganization under Chapter 11 of the federal bankruptcy laws. During their reorganizations and in some instances subsequent thereto, long-term care operators and assisted living operators reduced their operations by rejecting leases and/or defaulting on loans resulting in properties being returned to lessors or lenders. There can be no assurances given that there will not be additional bankruptcies of skilled nursing and assisted living operators in the future.

In recent years, Congress has adopted legislation to somewhat mitigate the impact of the Balanced Budget Act on providers, including skilled nursing facilities. For instance, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173). In addition to providing expanded Medicare prescription drug coverage, the new act modifies Medicare payments to a variety of health care providers. With respect to skilled nursing facilities, the act provides a temporary 128% increase in the Medicare payment for skilled nursing facility residents with acquired immune deficiency syndrome, applicable to services furnished on or after October 1, 2004. This temporary increase is still in effect as of December 31, 2006.

On the other hand, in February 2006 Congress gave final approval to the Deficit Reduction Act (or DRA), which will reduce net Medicare and Medicaid spending by approximately $11.0 billion over five years. Among other things, the legislation reduces Medicare skilled nursing facility bad debt payments by 30 percent for those individuals who are not dually eligible for Medicare and Medicaid, and strengthens Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage.

Most recently, on December 20, 2006, President Bush signed into law the Tax Relief and Health Care Act of 2006 (P.L 109-432), which also modifies a number of Medicare and Medicaid policies. Among other things, the law reduces the limit on Medicaid provider taxes from 6% (set forth in regulations) to 5.5% from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in funding, which is used by many states to finance state health programs. President Bush’s proposed 2008 fiscal year budget also would reduce Medicare and Medicaid payments to providers. Congress may consider legislation in the future that would further restrict Medicare and Medicaid funding. No assurances can be given that any additional Medicare or Medicaid legislation enacted by Congress would not reduce Medicare or Medicaid reimbursement to skilled nursing facilities or result in additional costs for operators of skilled nursing facilities.

In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the federal and state levels and major reform proposals have been adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors. The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process. Moreover, the DRA includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together the provisions could increase state funding for home and community based services, while prompting states to cut funding for nursing facilities and homes for persons with disabilities. In light of continuing state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could effect their ability to meet their contractual obligations to us. Also see “Government Regulation” beginning on page 5.

Our Borrowers and Lessees Rely on Government and Third Party Reimbursement.   The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves. Also see “Government Regulation” beginning on page 5.

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

We Could Fail to Collect Amounts Due Under Our Straight-line Rent Receivable Asset.   Straight-line accounting requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease rental income recorded in the early years of a lease is higher than the actual cash rent received, which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. We periodically assess the collectibility of the deferred rent receivable. If during our assessment we determined that we were unlikely to collect a portion or all of the deferred rent receivable balance, we may record an impairment charge in current period earnings for the portion, up to its full value, that we estimate will not be recovered.

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

Our real estate investments are relatively illiquid.   Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are “special purpose” properties that cannot be readily converted to general residential, retail or office use. Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs—in some cases without a prior hearing—for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or mortgagor becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Investment Portfolio

At December 31, 2006, our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 121 skilled nursing properties with 13,953 beds, 94 assisted living properties with 4,449 units and two schools in 32 states. We had approximately $488.3 million (before accumulated depreciation of $102.1 million) invested in properties we own and lease to lessees and approximately $118.3 million invested in mortgage loans (before allowance for doubtful accounts of $1.3 million). Subsequent to December 31, 2006, we sold a closed, previously impaired skilled nursing property to a third party for $0.2 million. As a result of the sale, we will recognize a gain of $0.1 million in 2007.

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

Owned Properties.   At December 31, 2006, we owned 63 skilled nursing properties with a total of 7,304 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states, representing a gross investment of approximately $488.3 million. The properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 30 years. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of our leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility. Most of the leases contain renewal options. Subsequent to December 31, 2006, we sold a closed, previously impaired skilled nursing property to a third party for $0.2 million. As a result of the sale, we will recognize a gain of $0.1 million in 2007.

The following table sets forth certain information regarding our owned properties as of December 31, 2006 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/Units(1)	Encumbrances		Lease Term(2)	Current Investment
Alabama	3	1	—	458	$—		81	$16,539
Arizona	5	2	—	1,029	—		156	41,053
California	1	2	—	343	16,712		62	29,305
Colorado	4	6	—	562	6,294		181	27,401
Florida	3	6	—	776	2,130		161	32,831
Georgia	2	1	—	292	—		58	6,550
Idaho	—	4	—	148	—		96	9,756
Indiana	—	2	—	78	—		96	5,070
Iowa	7	1	—	645	—		168	17,087
Kansas	3	4	—	398	—		172	17,313
Nebraska	—	4	—	156	—		96	9,332
New Jersey	—	1	1	39	—		111	12,195
New Mexico	7	—	—	860	—		149	48,503
N. Carolina	—	5	—	210	—		168	13,096
Ohio	4	11	—	683	14,814		124	53,210
Oklahoma	—	6	—	221	4,252		168	12,315
Oregon	1	3	—	218	—		101	10,652
Pennsylvania	—	1	—	69	—		136	8,327
S. Carolina	—	3	—	128	—		168	7,610
Tennessee	3	—	—	201	—		142	3,866
Texas(5)	16	13	—	2,660	4,064		147	67,904
Virginia	3	—	—	443	—		174	12,168
Washington	1	8	—	431	5,545		98	26,204
TOTAL	63	84	1	11,048	$53,811	(3)		$488,287	(4)

1.                 See Item 1. Business General—Owned Properties for discussion of bed/unit count.

2.                 Weighted average remaining months in lease term as of December 31, 2006.

3.                 Consists of: i) $48,266 of non-recourse mortgages payable by us secured by 16 assisted living properties with 828 units and ii) $5,545 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2006 our gross investment in properties encumbered by mortgage loans, bonds and capital leases was $83,771.

4.                 Of the total, $230,159 relates to investments in skilled nursing properties, $248,858 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

5.                 Subsequent to December 31, 2006, we sold a closed, previously impaired skilled nursing property to a third party for $166. As a result of the sale, we will recognize a gain of $149 in 2007.

Mortgage Loans.   At December 31, 2006, we had 58 mortgage loans secured by first mortgages on 58 skilled nursing properties with a total of 6,649 beds, 10 assisted living properties with 705 units and one school located in 19 states. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

The following table sets forth certain information regarding our mortgage loans as of December 31, 2006 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/ Units(3)	Interest Rate %	Average Months to Maturity	Face Amount of Mortgage Loans	Current Amount of Mortgage Loans		Current Annual Debt Service(1)
Alabama	1	—	—	120	9.63%	39	$3,788	$3,730		$402
Arkansas	1	—	—	174	11.45	51	2,000	1,436		251
California	8	1	—	1,177	9.85-12.10	96	20,016	15,132		2,727
Florida	5	—	—	537	11.20-13.13	21	13,860	12,864		1,907
Georgia	4	—	—	419	10.13-12.17	34	10,900	10,332		1,218
Iowa	1	1	—	104	12.12-12.64	15	5,600	5,120		714
Louisiana	1	—	—	127	12.02	119	1,600	1,234		212
Michigan	1	—	—	196	12.13	47	3,000	2,122		392
Minnesota	—	—	1	—	6.64	150	3,751	3,751		249
Missouri	2	—	—	190	9.88-10.35	75	3,000	2,488		339
Montana	2	1	—	197	12.12-12.89	29	7,946	7,195		1,015
Nebraska	1	4	—	245	11.03-12.64	18	12,111	11,272		1,524
Nevada	1	—	—	100	11.63	43	1,200	827		152
Oklahoma	2	—	—	273	12.15	80	2,600	1,382		243
S. Dakota	—	1	—	34	12.64	27	2,346	2,242		301
Tennessee	2	—	—	190	9.85-10.38	74	5,675	4,686		656
Texas	23	2	—	2,981	10.05-12.95	59	42,264	29,013		5,190
Washington	2	—	—	175	12.40-12.75	68	2,600	1,721		532
Wisconsin	1	—	—	115	11.00	122	2,200	1,725		272
TOTAL	58	10	1	7,354			$146,457	$118,272	(2)	$18,296

1.                  Includes principal and interest payments.

2.                  Of the total current principal balance, $89,328 relates to investments in skilled nursing properties, $25,193 relates to investments in assisted living properties and $3,751 relates to an investment in a school. This balance is gross of allowance for doubtful accounts.

3.                  See Item 1. Business General—Owned Properties for discussion of bed/unit count.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                        MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (or NYSE). Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE for each of the periods indicated below.

	2006		2005
	High	Low	High	Low
First Quarter	$23.51	$20.78	$20.00	$16.87
Second Quarter	$23.44	$19.99	$21.95	$16.50
Third Quarter	$25.00	$20.77	$23.92	$19.26
Fourth Quarter	$27.99	$23.84	$22.23	$19.30

Holders of Record

As of December 31, 2006 we had approximately 450 stockholders of record of our common stock.

Dividend Information

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2006	2005	2006	2005
First Quarter	$0.360	$0.300	$0.360	$0.300
Second Quarter	$—	$0.660	$0.360	$0.330
Third Quarter	$0.360	$0.330	$0.360	$0.330
Fourth Quarter	$0.360	$0.360	$0.360	$0.330
	$1.080	$1.650	$1.440	$1.290

We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of the Board of Directors and will depend on our earnings, our financial condition and such other factors as the Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See “Annual Distribution Requirements” beginning on page 11.)

Securities Authorized for Issuance under Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of December 31, 2006 is as follows:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	64,000	$10.33	577,850
Equity compensation plans not approved by security holders	—	—	—
Total	64,000	$10.33	577,850

Stock Performance Graph

This graph compares the cumulative total stockholder return on our common stock from December 31, 2001 to December 31, 2006 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Hybrid REIT Index. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Stock Performance

The following companies comprise the NAREIT Hybrid REIT Index: Presidential Realty Corporation (Class B), iStar Financial Inc., Capital Lease Funding Inc., Arizona Land Income Corporation, PMC Commercial Trust, National Health Investors Inc., and LTC Properties Inc.

The stock performance depicted in the above graph is not necessarily indicative of future performance. The stock performance graph and compensation committee report shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6.                        SELECTED FINANCIAL INFORMATION

The following table of selected financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Operating Information:
Total revenues	$73,163	$72,408	$62,177	$58,825	$63,056
Income from continuing operations	45,485	50,637	32,252	17,106	16,643
Preferred stock dividends	(17,157)	(17,343)	(17,356)	(16,596)	(15,042)
Preferred stock redemption charge	—	—	(4,029)	(1,241)	—
Net income available to common stockholders	61,631	35,366	15,003	6,482	16,761
Per share Information:
Net Income per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$1.21	$1.49	$0.56	$0.08	$0.03
Diluted	$1.21	$1.47	$0.56	$0.08	$0.03
Net Income Per Common Share Available to Common Stockholders:
Basic	$2.64	$1.58	$0.77	$0.36	$0.91
Diluted	$2.51	$1.56	$0.77	$0.36	$0.91
Common Stock Distributions declared	$1.08	$1.65	$1.125	$0.65	$0.40
Common Stock Distributions paid	$1.44	$1.29	$1.125	$0.65	$0.40
Balance Sheet Information:
Total assets	$567,767	$585,271	$547,880	$574,924	$599,925
Total debt(1)	53,811	92,361	96,764	149,765	223,787

(1)          Includes bank borrowings, mortgage loans payable, bonds payable and capital lease obligations and senior participation payable

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered, health care real estate investment trust (or REIT) commenced operations in 1992. We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. The following table summarizes our portfolio as of December 31, 2006:

Type of Property	Gross Investments (in thousands)		Percentage of Investments	For the twelve months ended 12/31/06 Revenues(2) (in thousands)	Percentage of Revenues	Number of Properties	Number of Beds/Units(4)	Investment per Bed/Unit (in thousands)	Number of Operators(1)	Number of States(1)
Assisted Living Properties	$274,052	(3)	45.2%	$31,672	46.2%	94	4,449	$61.60	9	22
Skilled Nursing Properties	319,487		52.6%	35,411	51.7%	121	13,953	22.90	46	24
Schools	13,020		2.2%	1,428	2.1%	2	N/A	N/A	2	2
Totals	$606,559		100.0%	$68,511	100.0%	217	18,402

(1)              We have investments in 32 states leased or mortgaged to 54 different operators.

(2)              Revenues exclude interest and other income from non-mortgage loan sources and include $725,000 of revenue from properties that were sold in the first quarter of 2006.

(3)              In January 2006, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.5 million in proceeds after paying approximately $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we recognized a gain of $31.9 million in 2006.

(4)              See Item 1. Business General—Owned Properties for discussion of bed/unit count.

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

For the twelve months ended December 31, 2006, rental income and interest income represented 72% and 21%, respectively, of total gross revenues. Our lease structure most often contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimized non-cash straight-line rent over time.

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

Key Transactions

During 2006, we sold four assisted living properties with a total of 431 units and one 174-bed skilled nursing property. We recognized a gain of $32.6 million on the two transactions and received total net cash proceeds of $54.0 million after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. Also during 2006 we purchased five skilled nursing properties with a total of 373 beds for $13.5 million in cash. One of the properties was acquired in a like-kind exchange transaction with a fair market value of $3.4 million.

Key Performance Indicators, Trends and Uncertainties

We utilize several key performance indicators to evaluate the various aspects of our business. These indicators are discussed below and relate to concentration risk and credit strength. Management uses these key performance indicators to facilitate internal and external comparisons to our historical operating results in making operating decisions and for business planning purposes.

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

	Period Ended
	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
	(gross investment, in thousands)
Asset mix:
Real property	$488,287	$485,460	$476,541	$468,435	$500,723
Loans receivable	118,272	119,523	127,192	133,264	149,332
Investment asset mix:
Assisted living properties	$274,052	$273,711	$276,720	$280,748	$313,628
Skilled nursing properties	319,487	318,252	313,993	307,931	323,407
School	13,020	13,020	13,020	13,020	13,020
Operator asset mix:
Alterra	$84,210	$84,194	$84,194	$84,194	$84,194
Preferred Care, Inc.(2)	80,506	72,422	71,969	71,550	71,580
Extendicare REIT & ALC	88,034	88,034	88,034	88,034	88,034
Sunwest(1)	—	—	—	—	64,803
Remaining operators	353,809	360,333	359,536	357,921	341,444
Geographic asset mix:
California	$44,439	$44,697	$44,950	$45,198	$54,185
Florida	45,693	45,204	48,032	47,536	53,935
Ohio	53,210	52,838	52,488	45,939	50,511
Texas	96,947	97,339	97,636	96,952	98,781
Washington	27,925	28,002	20,952	21,024	21,094
Remaining states	338,345	336,903	426,542	345,050	371,549

(1)          In January 2006, we sold four assisted living properties operated by Sunwest with a total of 431 units to an entity formed by the principals of Sunwest for $58.5 million. We received $54.0 million in proceeds after paying $3.8 million of 8.75% State of Oregon bond obligations related to one of the properties sold. As a result of the sale, we recognized a gain of $31.9 million. As of March 31, 2006, Sunwest operates four assisted living properties which do not represent more than 10% of total assets. Therefore, beginning with March 31, 2006, the value of the assets operated by Sunwest is grouped into the Remaining Operators category.

(2)          In October 2006 we entered into a lease termination agreement with Centers For Long Term Care, Inc. As of November 1, 2006 these assets are under a master lease with Preferred Care, Inc.

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

	Three Months Ended
	12/31/06		9/30/06		6/30/06		3/31/06		12/31/05
Debt to book capitalization ratio	9.7%		11.6%		12.8%		13.0%		16.9%
Debt to market capitalization ratio	5.9%		7.7%		9.1%		8.8%		11.9%
Interest coverage ratio	10.4	x	8.9	x(1)	9.7	x	9.1	x	8.7	x
Fixed charge coverage ratio	2.8	x	2.6	x(1)	2.8	x	2.8	x	2.7	x

(1)          As a result of including the $1.0 million proposed IRS settlement (see Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies—Federal Income Taxes) in the annualized calculation of coverage ratios, our ratios were lower than as of six months ended June 30, 2006. Excluding this charge, our Interest Coverage ratio would have been 9.4x and our Fixed Charge ratio would have been 2.8x.

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

Operating Results

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues for the year ended December 31, 2006, were $73.2 million compared to $72.4 million for the same period in 2005. Rental income increased $2.6 million primarily as a result of properties acquired in 2005 and 2006 ($3.2 million), new leases and rental increases provided for in existing lease agreements ($1.6 million) and increase in straight-line rental income ($1.5 million) partially offset by the receipt of a note payoff in 2005 as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million). Same store rental income, (rental income from properties owned for both years ended December 31, 2006 and 2005 and excluding straight-line rental income) decreased $2.1 million due to the receipt in 2005 of past due rents that were not previously accrued ($3.7 million) partially offset by rental increases provided for in existing lease agreements ($1.6 million).

Interest income from mortgage loans and notes receivable increased $0.9 million primarily as a result of new loans ($2.9 million) partially offset by the payoff of loans ($1.7 million), the conversion of a mortgage loan to an owned property ($0.1 million) and principal payments ($0.2 million).

Interest income from REMIC Certificates decreased $3.5 million due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

Interest and other income increased $0.7 million in 2006 from the prior year primarily as a result of new notes, temporary investments income resulting from higher cash balances, and interest and dividend income from our investment in marketable securities, partially offset by the effects of a note payoff in 2005, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable, part of which related to past due interest on the note that was not accrued, and interest received in 2005 on notes that paid off in 2005.

Interest expense decreased $1.3 million in 2006 from the prior year primarily due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans, capital leases and bond obligations.

Depreciation and amortization expense for 2006 increased $1.2 million from the prior year due to acquisitions, the conversions of mortgage loans into owned properties, and the renovation projects on owned properties. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

Legal expenses during 2006 were comparable to 2005.

Operating and other expenses increased $0.3 million due to a $0.5 million reimbursement in 2005 partially offset by a $0.2 million reimbursement in 2006 of certain expenses we paid in prior years on behalf of two operators.

Non-operating income decreased by $5.7 million due to a $0.5 million gain recognized in 2006 from the sale of the National Health Investors, Inc. (or NHI) common stock, as described in Item 8. FINANCIAL STATEMENTS—Note 9. Marketable Securities, offset by the $6.2 million income related to the note payoff in 2005, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable.

Minority interest expense was comparable for 2006 and 2005.

For the year ended December 31, 2006, net income from discontinued operations was $33.3 million. During 2006 we sold four assisted living properties in various states with a total of 431 units and one 174-bed skilled nursing property in Arizona. We recognized a gain of $32.6 million on the two transactions. During 2006 we realized $0.7 million in income from discontinued operations related to the properties that were sold in 2006. For the year ended December 31, 2005, net income from discontinued operations was $2.1 million. During 2005 we sold a closed skilled nursing property located in Texas and a 53-bed skilled nursing property in New Mexico. We realized a $1.5 million loss on the two transactions. During 2005 we realized $3.6 million in income from discontinued operations related to properties that were sold in 2005 and 2006. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

Net income available to common stockholders for the year ended December 31, 2006, was $61.6 million compared to $35.4 million for the year ended December 31, 2005. This increase is due primarily to an increase in rental income and a gain on the sale of assets as previously discussed. Excluding the effects of the note payoff, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable, net income available to common stockholders was $23.7 million in 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues for the year ended December 31, 2005, were $72.4 million compared to $62.2 million for the same period in 2004. Rental income increased $7.9 million primarily as a result of receiving the note payoff, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million), the receipt of rent from properties acquired in 2004 and 2005 ($1.4 million), new leases and rental increases provided for in existing lease agreements ($2.4 million) and an increase in straight-line rental income ($0.4 million). Same store rental income, (rental income from properties owned for both years ended December 31, 2005 and 2004 and excluding straight-line rental income) increased $6.0 million due to the effect of receiving the note payoff, part of which related to past due rents that were not accrued ($3.7 million) and rental increases provided for in existing lease agreements ($2.3 million).

Interest income from mortgage loans and notes receivable increased $5.4 million primarily as a result of new loans ($6.1 million) partially offset by the payoff of loans ($0.3 million), the conversion of a mortgage loan to an owned property ($0.3 million) and principal payments ($0.1 million).

Interest income from REMIC Certificates decreased $3.9 million in 2005 due to the dissolution of the 1994-1 and 1996-1 REMIC Pools, the amortization of our remaining REMIC Certificates, the early payoff of certain mortgage loans underlying our investment in REMIC Certificates, and the effective repurchase of the mortgage loans in the remaining REMIC pool as discussed in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

Interest and other income increased $0.9 million in 2005 from the prior year primarily as a result of receiving the note payoff, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable, part of which related to past due interest on the note that was not accrued ($2.3 million), partially offset by conversions of notes receivable to mortgage loans, a reduction in loan modification and extension fees received from the REMIC Trust as per our subservicing agreement and a decrease in interest income from our investment in Assisted Living Concepts, Inc. Senior and Junior Notes that were redeemed in the first quarter of 2004.

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

Operating and other expenses increased $1.2 million due to a special $1.0 million bonus paid out related to the realization of the value of a note receivable, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable, and expenses paid in the current year on behalf of certain operators.

During 2005, we realized $6.2 million of non-operating income related to the note payoff, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable ($3.6 million of which was in Accumulated Comprehensive Income at December 31, 2004). The $6.2 million of non-operating income is net of $1.3 million of legal and investment advisory fees associated with the transaction that resulted in the note payoff. No non-operating income was recognized in 2004.

Minority interest in income decreased $0.5 million due to the conversion of all but one of the interests in eight of our limited partnerships to common stock and cash in 2004.

For the year ended December 31, 2005, net income from discontinued operations was $2.1 million. During 2005, we sold a closed skilled nursing property located in Texas to a third party who wanted to use the property to house victims of hurricane Katrina. As part of our company’s hurricane relief efforts, we sold the property for $1,000 and in addition, donated $50,000 in cash to the American Red Cross hurricane Katrina relief fund. As a result of the sale, we recognized a loss of $0.8 million. Also, we sold a skilled nursing property with 53 beds in New Mexico for $0.5 million in cash and recognized a loss of $0.7 million. During 2005 we realized $3.6 million in income from discontinued operations related to properties that were sold in 2005 and 2006. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations” for all periods presented.

For the year ended December 31, 2004, net income from discontinued operations was $4.1 million. During 2004 we sold five skilled nursing properties, two of which were formerly operated by Sun Healthcare Group, Inc. (or Sun) resulting in a gain on sale of $0.6 million. We also realized $3.5 million in income from discontinued operations related to properties that were sold during 2004, 2005 and 2006. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations” for all periods presented.

We did not redeem any of our preferred stock during 2005. During 2004, we redeemed all of our outstanding Series A and Series B preferred stock. Accordingly, we recognized a $4.0 million preferred stock redemption charge related to the original issue costs of the preferred stock redeemed. Preferred stock dividends in 2005 were comparable to 2004.

Net income available to common stockholders for the year ended December 31, 2005, was $35.4 million compared to $15.0 million for the year ended December 31, 2004. This increase is due primarily to an increase in rental income and non-operating income and a decrease in interest expense and preferred stock redemption charges as previously discussed. Excluding the effects of the note payoff, net income available to common stockholders was $23.7 million in 2005. Excluding the effects of the preferred stock redemption charge, net income available to common stockholders was $19.0 million in 2004.

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

Impairments.   Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

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

Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year’s rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 “Revenue Recognition in Financial Statements” (or SAB 101) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid rental income from that lease until the amounts have been received.

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

Historically, management periodically evaluated the realizability of future cash flows from the mortgages underlying our REMIC Certificates. Included in our evaluation, management considered such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may have impacted the amount and timing of REMIC Certificate future cash flows. Impairments were recorded when an adverse change in cash flows was evident and was determined to be other than temporary in nature. Additionally, interest recognition amortization schedules were adjusted periodically to reflect changes in expected future cash flows from the REMIC Certificates, thus, accordingly adjusting future interest income recognized. At December 31, 2006 and 2005 we did not have any investment in REMIC Certificates. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates.

Net loan fee income and commitment fee income are amortized over the life of the related loan. Costs associated with leases are deferred and allocated over the lease term in proportion to the recognition of rental income as required by SFAS No. 13 “Accounting for Leases.”

Liquidity and Capital Resources

Financing Activities:

During 2006, we used $89.8 million in cash in financing activities. We borrowed $2.0 million and repaid $18.0 million under our Unsecured Revolving Credit. Additionally, $11.5 million in principal was received by the non-recourse senior mortgage participation holder and we paid $11.0 million in principal payments on mortgage loans and bonds payable.

During 2006, we repurchased and retired 71,493 shares of common stock for an aggregate purchase price of $1.5 million, an average of $20.65 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases, 2,604,393 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,395,607 shares.

We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $3.3 million, $0.6 million and $13.3 million respectively. Additionally, we declared cash dividends on our common stock totaling $25.3 million and paid cash dividends on our common stock totaling $33.7 million. Subsequent to December 31, 2006, we increased the monthly common dividend by 4% and we declared a monthly cash dividend of $0.125 per share on our common stock for the months of January, February and March 2007, payable on January 31, February 28, and March 30, 2007, respectively, to stockholders of record on January 23, February 20, and March 22, 2007.

During 2006, we received $0.2 million, which represented payment in full, on a note receivable from a stockholder. We also received $0.4 million in conjunction with the exercise of 46,200 stock options. The total market value as of the dates of exercise was approximately $1.1 million. Subsequent to December 31, 2006, a total of 15,000 options were exercised at a total option value of approximately $0.1 million and a total market value as of the exercise dates of approximately $0.4 million.

During 2006, holders of 159,031 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) notified us of their election to convert such shares into 318,062 shares of our common stock at the Series E Preferred Stock conversion rate of $12.50 per share. Subsequent to December 31, 2006, holders of 2,497 shares of our Series E Preferred Stock notified us of their election to convert such shares into 4,994 shares of common stock. Subsequent to this most recent conversion, there are 191,147 shares of our Series E Preferred Stock outstanding.

As of December 31, 2006, we are obligated to make scheduled principal payments on our mortgage loans payable and bonds payable. The total scheduled principal payments and debt maturities in 2007 through 2011 and thereafter is approximately $1.5 million, $15.5 million, $24.8 million, $8.2 million, $0.5 million, and $3.2 million, respectively.

Available Shelf Registrations:

During 2004, we filed a Form S-3 “shelf” registration statement which became effective April 5, 2004 and provides us with the capacity to offer up to $200.0 million in our debt and/or equity securities. We currently have $104.8 million of availability under our effective shelf registration. We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Operating and Investing Activities:

During the year ended December 31, 2006, net cash provided by operating activities was $56.6 million. At December 31, 2006 we had accrued $1.0 million, which is included in operating and other expenses, related to a proposed closing agreement pending with the Internal Revenue Service (or IRS). During the 2006 we voluntarily approached the IRS to correct our filing for the year 2000, which is a closed year. In September 2006 we submitted a closing agreement for IRS approval to correct a technical violation which occurred in the spring of 2000. Subsequent to December 31, 2006, we received a draft closing agreement from the IRS. We anticipate signing a final agreement and paying the $1.0 million settlement to them in the first quarter of 2007.

In 2006 we had net cash provided by investing activities of $59.6 million. We acquired five skilled nursing properties in various states with a total of 373 beds for $13.5 million in cash and $3.4 million in property. These properties were leased to two third parties under 10-year master leases, each with two five-year renewal options. The combined initial annual rent is approximately $1.9 million, an 11.4% current yield. We also invested $5.0 million at an average yield of 9.7% under agreements to renovate ten properties operated by seven different operators. Additionally, we invested $1.2 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During 2006, we received total net cash proceeds from the sale of four assisted living properties of $54.0 million after paying both closing costs and $3.8 million in principal and accrued interest to fully repay the 8.75% State of Oregon bond obligation related to one of the properties sold as discussed in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments. See Item 8. FINANCIAL STATEMENTS—Note 10. Debt Obligations for further discussion of the debt payoff. Additionally, we exchanged one 174-bed skilled nursing property located in Arizona for a 100-bed skilled nursing property located in Arizona with a fair market value of $3.4 million. We also received $31.5 million in principal payments on mortgage loans including $26.7 million related to the payoff of twelve mortgage loans secured by nine skilled nursing properties and three assisted living properties and the partial principal pay down of two mortgage loans secured by two skilled nursing properties. During 2006, we invested $1.4 million in 60,000 shares of National Health Investors, Inc. common stock and subsequently sold the shares in 2006 for $1.9 million and recognized a gain of $0.5 million.

During 2006 we funded $1.5 million under various loans and line of credit agreements with certain operators. At December 31, 2005, we held a Promissory Note (or Note) from Sunwest in the amount of $1.5 million. During the fourth quarter of 2005, we sold an option to purchase four of our assisted living properties to Sunwest. The price of the option was $0.5 million in cash and the Note. During 2006, the option to purchase the properties was exercised and the proceeds from the payoff of the Note were applied to the purchase price of the four properties (see Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments). Additionally, we received $4.2 million in principal payments on notes receivable.

During 2006, we paid $9.5 million in deferred lease costs related to the termination of our master lease with Centers for Long Term Care, Inc. (or CLC) effective November 1, 2006. Also on that date we entered into a new 15-year master lease with Preferred Care for the 25 skilled nursing properties formerly leased to CLC. The Preferred Care master lease has two five-year renewal options and provided that monthly rent for November and December 2006 would be $551,500 per month. The initial annual minimum rent beginning in January 2007 is $8,188,000 and increases annually by 2.5% on each November 1st thereafter. We committed to provide Preferred Care with up to $3.0 million for capital improvements and will invest this amount, if requested by Preferred Care, at no additional investment return. This commitment expires March 31, 2010. Additionally, we committed to provide Preferred Care with up to $7.1 million for capital improvements for specific properties. Preferred Care’s annual minimum rent will increase by an amount equal to 11.0% of our funding of part or all of the $7.1 million including capitalized interest during any construction project. As part of the new agreement, we agreed to provide $0.3 million for inventory and equipment needs during the transition of the 25 properties from CLC to Preferred Care.

Commitments:

As of December 31, 2006, we had the following commitments outstanding:

We committed to provide to Alterra $2.5 million over three years ending December 4, 2009 to expand the 35 properties they lease from us. This investment would be made at a 10% annual return to us. To date, Alterra has not requested any funds under this agreement.

We committed to provide Extendicare REIT & ALC up to $5.0 million per year, under certain conditions, for expansion of the 37 properties they lease from us under certain conditions. Should we expend such funds, Extendicare REIT & ALC’s monthly minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded. To date, Extendicare REIT & ALC have not requested any funds under this agreement.

We committed to provide Preferred Care $3.0 million for capital improvements on 25 of the skilled nursing properties they lease from us under a master lease. During 2006, we funded $0.1 million under this agreement. Subsequent to 2006, we funded $0.2 million under this agreement. We also committed to invest up to $7.1 million on specific projects on five skilled nursing properties they lease from us. The $7.1 million commitment includes interest capitalized at 11% on each advance made from each disbursement date until final distribution by specific project. Upon final distribution for each specific project, minimum rent shall increase by the total project cost multiplied by 11%. To date no funds have been requested under this agreement. These commitments expire on March 31, 2010. We also committed to provide Preferred Care with a $0.5 million capital allowance for a skilled nursing property they lease from us under a separate lease. This commitment expires on June 30, 2007. Monthly minimum rent increases by the previous month’s capital funding multiplied by 10%. To date no funds have been requested under this agreement.

We committed to provide a lessee of a skilled nursing property an accounts receivable financing. The loan has a credit limit not to exceed $0.2 million and an interest rate of 10%. The commitment expires on July 31, 2007. To date $0.1 million has been funded under this agreement. We also committed to invest $1.2 million in capital improvements for this property. During 2006, we funded $0.7 million under this agreement.

We committed to provide a lessee of a skilled nursing property an accounts receivable financing. The loan has a credit limit not to exceed $0.1 million and an interest rate of 10%. The commitment expires on June 30, 2007. To date $25,000 has been requested under this agreement. We have also committed to replace the roof and install a fire sprinkler system for this property. The lessee’s monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. During 2006, we funded $0.1 million under this agreement.

We committed to provide a lessee of three skilled nursing properties with the following: up to $0.3 million to invest in capital improvements to a property they lease from us; up to $0.7 million to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%; and up to $3.0 million to purchase land, construct and equip a new property in the general vicinity of an existing property they lease from us with a corresponding increase in the monthly minimum rent of 11% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property.

We committed to provide a lessee with a $0.4 million capital improvement allowance for two skilled nursing properties and an assisted living property they lease from us. The commitment includes interest capitalized at 10% on each advance made from each disbursement date until final distribution of the commitment. The commitment expires on March 31, 2007. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. During 2006, we funded $0.2 million under these agreements.

We committed to provide a lessee with a $0.2 million capital improvement allowance for three skilled nursing properties they lease from us. The commitment includes interest capitalized at 10.3% on each advance made from each disbursement date until final distribution of the commitment. The commitment expires on June 30, 2007. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10.3%. During 2006, we funded $0.2 million under this agreement.

We committed to provide a lessee of a skilled nursing property $1.7 million to invest in leasehold improvements to the property they lease from us. The commitment includes interest capitalized at 10% on each advance made from each disbursement date until final distribution of the commitment. The leasehold improvements must be completed by March 31, 2007. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. During 2006, we funded $0.9 million under this agreement. Subsequent to December 31, 2006, we funded an additional $0.1 million under this agreement.

We committed to provide a lessee of an assisted living property with a $1.0 million capital improvement allowance for a property they lease from us. Monthly minimum rent increases by the previous month’s capital funding multiplied by 8%. The commitment will mature in February 2008. During 2006, we funded $0.4 million under this agreement. Subsequent to December 31, 2006, we funded an additional $0.3 million under this agreement.

Contractual Obligations:

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations as of December 31, 2006, and excludes the effects of interest (amounts in thousands):

	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
Mortgage loans payable	$48,266	$1,101	$39,480	$7,685	$—
Bonds payable	5,545	415	905	1,025	3,200
Operating lease obligation	672	164	344	164	—
	$54,483	$1,680	$40,729	$8,874	$3,200

The total maximum funds committed as of December 31, 2006 with specific termination dates were $21.8 million from 2007 through 2010 at interest rates from 8.0% to 11.0%. Additionally, we committed to provide Extendicare REIT & ALC up to $5.0 million per year at a minimum interest rate of 9.5%.

Off-Balance Sheet Arrangements:

We had no off-balance sheet arrangements as of December 31, 2006.

Liquidity:

In 2005 we increased our Unsecured Credit Agreement from $65.0 million to $90.0 million and extended its maturity to November 2008. As a result of the sale of assets described in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments, we have significant cash on hand and the entire $90.0 million available for liquidity.

We believe we have additional liquidity and financing capability to fund additional investments in 2007, maintain our preferred dividend payments, pay common dividends at least sufficient to maintain our REIT status and repay borrowings at or prior to their maturity through our generation of funds from operations, borrowings under our Unsecured Credit Agreement, additional opportunistic asset sales, proceeds from mortgage notes receivable, and/or additional financings. We believe our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that some or all of these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts to meet our liquidity needs.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off-balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2006.

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

At December 31, 2006, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable was approximately $129.9 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $4.1 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.4 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

Item 8.                        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 21, 2007

LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2006—$102,091; 2005—$88,652	$351,148	$342,664
Land	35,048	32,956
Properties held for sale, net of accumulated depreciation and amortization: 2006—$0; 2005—$7,119	—	29,332
Mortgage loans receivable, net of allowance for doubtful accounts: 2006 and 2005—$1,280	116,992	148,052
Real estate investments, net	503,188	553,004
Other Assets:
Cash and cash equivalents	29,887	3,569
Debt issue costs, net	548	1,268
Interest receivable	3,170	3,436
Prepaid expenses and other assets	16,771	5,130
Notes receivable	4,264	8,931
Marketable debt securities	9,939	9,933
Total assets	$567,767	$585,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$16,000
Mortgage loans payable	48,266	58,891
Bonds payable and capital lease obligations	5,545	5,935
Senior mortgage participation payable	—	11,535
Accrued interest	358	524
Accrued expenses and other liabilities	6,223	8,427
Accrued expenses and other liabilities related to properties held for sale	—	3,852
Distributions payable	3,423	11,890
Total liabilities	63,815	117,054
Minority interests	3,518	3,524
Stockholders’ Equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2006—8,834; 2005—8,993	209,341	213,317
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2006—23,569; 2005—23,276	236	233
Capital in excess of par value	332,149	331,415
Cumulative net income	442,833	364,045
Other	1,693	(941)
Cumulative distributions	(485,818)	(443,376)
Total stockholders’ equity	500,434	464,693
Total liabilities and stockholders’ equity	$567,767	$585,271

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004
Revenues:
Rental income	$52,342	$49,709	$41,844
Interest income from mortgage loans and notes receivable	15,444	14,500	9,138
Interest income from REMIC Certificates	—	3,480	7,342
Interest and other income	5,377	4,719	3,853
Total revenues	73,163	72,408	62,177
Expenses:
Interest expense	7,028	8,310	11,523
Depreciation and amortization	13,892	12,738	11,823
Impairment charge	—	—	274
Legal expenses	236	194	193
Operating and other expenses	6,696	6,397	5,216
Total expenses	27,852	27,639	29,029
Income before non-operating income and minority interest	45,311	44,769	33,148
Non-operating income	517	6,217	—
Minority interest	(343)	(349)	(896)
Income from continuing operations	45,485	50,637	32,252
Discontinued operations:
Income from discontinued operations	746	3,576	3,528
Gain (loss) on sale of assets, net	32,557	(1,504)	608
Net income from discontinued operations	33,303	2,072	4,136
Net income	78,788	52,709	36,388
Preferred stock redemption charge	—	—	(4,029)
Preferred stock dividends	(17,157)	(17,343)	(17,356)
Net income available to common stockholders	$61,631	$35,366	$15,003
Net Income per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$1.21	$1.49	$0.56
Diluted	$1.21	$1.47	$0.56
Net Income Per Common Share from Discontinued Operations:
Basic	$1.43	$0.09	$0.21
Diluted	$1.41	$0.09	$0.21
Net Income Per Common Share Available to Common Stockholders:
Basic	$2.64	$1.58	$0.77
Diluted	$2.51	$1.56	$0.77
Basic weighted average shares outstanding	23,366	22,325	19,432
Comprehensive Income:
Net income	$78,788	$52,709	$36,388
Unrealized gain on available-for-sale securities	—	3,743	378
Reclassification adjustment	(715)	(4,141)	274
Comprehensive income	$78,073	$52,311	$37,040

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Shares				Capital in	Cumulative
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Excess of Par Value	Net Income	Other	Cumulative Distributions
Balance—December 31, 2003	8,026	17,807	$189,163	$178	$250,055	$274,948	$(638)	$(344,924)
Payments on stockholder notes	—	—	—	—	—	—	2,285	—
Stock option exercises	—	99	—	1	546	—	—	—
Reclassification adjustment	—	—	—	—	—	—	274	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	378	—
Conversion of 8.5% Series E Preferred Stock	(1,639)	3,278	(40,968)	33	40,935	—	—	—
Conversion of minority interests	—	208	—	2	3,192	—	—	—
Issue restricted stock	—	12	—	—	202	—	(202)	—
Issue stock options	—	—	—	—	77	—	(77)	—
9.5% Series A Preferred Stock redemption	(1,838)	—	(45,963)	—	1,861	—	—	(1,861)
8.0% Series B Preferred Stock redemption	(1,988)	—	(49,700)	—	2,168	—	—	(2,168)
Net income	—	—	—	—	—	36,388	—	—
Vested stock options	—	—	—	—	—	—	16	—
Vested restricted stock	—	—	—	—	399	—	34	—
Canceled restricted stock	—	(30)	—	—	—	—	—	—
8.0% Series F Preferred Stock offering	6,640	—	166,000	—	(6,695)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,356)
Common stock cash distributions ($1.125 per share)	—	—	—	—	—	—	—	(22,376)
Balance—December 31, 2004	9,201	21,374	218,532	214	292,740	311,336	2,070	(388,685)
Conversion of 8.5% Series E Preferred Stock	(208)	416	(5,215)	4	5,211	—	—	—
Common stock offering	—	1,500	—	15	32,611	—	—	—
Payments on stockholder notes	—	—	—	—	—	—	282	—
Reclassification adjustment	—	—	—	—	—	—	(4,141)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3,743	—
Repurchase of stock	—	(184)	—	(2)	(3,294)	—	—	—
Net income	—	—	—	—	—	52,709	—	—
Vested stock options	—	—	—	—	—	—	39	—
Stock option exercises	—	101	—	1	674	—	—	—
Issue stock options	—	—	—	—	43	—	(43)	—
Change restricted stock vesting	—	—	—	—	1,435	—	(1,435)	—
Cancel restricted stock	—	(11)	—	—	(6)	—	6	—
Vested restricted stock	—	—	—	—	283	—	257	—
Issue restricted stock	—	80	—	1	1,718	—	(1,719)	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,343)
Common stock cash distributions ($1.29 per share paid and $0.36 per share accrued)	—	—	—	—	—	—	—	(37,348)
Balance—December 31, 2005	8,993	23,276	213,317	233	331,415	364,045	(941)	(443,376)
Conversion of 8.5% Series E Preferred Stock	(159)	318	(3,976)	3	3,973	—	—	—
Payments on stockholder notes	—	—	—	—	—	—	226	—
Reclassification adjustment	—	—	—	—	(3,123)	—	2,408	—
Repurchase of stock	—	(71)	—	(1)	(1,476)	—	—	—
Net income	—	—	—	—	—	78,788	—	—
Vested stock options	—	—	—	—	43	—	—	—
Stock option exercises	—	46	—	1	368	—	—	—
Vested restricted stock	—	—	—	—	949	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,157)
Common stock cash distributions ($1.44 per share)	—	—	—	—	—	—	—	(25,285)
Balance—December 31, 2006	8,834	23,569	$209,341	$236	$332,149	$442,833	$1,693	$(485,818)

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$78,788	$52,709	$36,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing operations	13,892	12,738	11,823
Depreciation and amortization—discontinued operations	52	960	1,104
Minority interest	343	349	896
(Gain) loss on sale of real estate and other investments, net	(33,074)	1,504	(608)
Realization of reserve on note receivable	—	(3,905)	—
Realization of deferred gain on note receivable	—	(3,610)	—
Non-cash impairment charge	—	—	274
Straight-line rental income	(3,085)	(1,614)	(1,121)
Other non-cash items, net	(772)	2,021	3,079
Decrease (increase) in interest receivable	487	(115)	603
Decrease (increase) in prepaid, other assets and allowance	161	(362)	145
Decrease in accrued interest	(172)	(97)	(303)
(Decrease) increase in accrued expenses and other liabilities	(45)	2,975	(154)
Net cash provided by operating activities	56,575	63,553	52,126
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(19,685)	(30,135)	(6,768)
Conversion of mortgage loans to owned properties	—	(459)	(80)
Proceeds from sale of real estate investments, net	54,035	605	4,733
Payment of deferred lease cost	(9,500)	—	—
Principal payments on mortgage loans receivable and REMIC Certificates	31,509	17,443	17,563
Investment in real estate mortgages	—	(38,219)	(19,389)
Conversion of REMIC certificates to mortgage loans	—	(855)	—
Investment in marketable debt and equity securities	(1,440)	(9,933)	—
Proceeds from the sale of marketable equity securities	1,957	—	—
Advances under notes receivable	(1,486)	(4,088)	(1,903)
Principal payments received on notes receivable	4,180	15,225	202
Investment in REMIC certificates	—	—	(3,898)
Proceeds from redemption of investment in debt securities	—	—	12,281
Net cash provided by (used in) investing activities	59,570	(50,416)	2,741
FINANCING ACTIVITIES:
Bank borrowings	2,000	30,700	36,500
Repayment of bank borrowings	(18,000)	(14,700)	(36,500)
Repayment of senior mortgage participation	(11,535)	(3,872)	(2,843)
Principal payments on mortgage loans, bonds payable and capital leases	(11,021)	(9,478)	(53,359)
Proceeds from common and preferred stock offerings	—	32,626	159,305
Repurchase of common stock	(1,476)	(3,296)	—
Distributions paid to stockholders	(50,909)	(46,419)	(38,498)
Repayment of stockholder loans	226	282	2,285
Preferred Stock redemption	—	—	(126,305)
Distributions paid to minority interests	(349)	(531)	(1,189)
Conversion of minority interests	—	—	(8,496)
Other	1,237	805	629
Net cash used in financing activities	(89,827)	(13,883)	(68,471)
Increase (decrease) in cash and cash equivalents	26,318	(746)	(13,604)
Cash and cash equivalents, beginning of year	3,569	4,315	17,919
Cash and cash equivalents, end of year	$29,887	$3,569	$4,315
Supplemental disclosure of cash flow information:
Interest paid	$7,045	$8,216	$11,653
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

2. Summary of Significant Accounting Policies

Basis of Presentation.   The accompanying consolidated financial statements include the accounts of LTC, our wholly-owned subsidiaries and our controlled partnership. All intercompany investments, accounts and transactions have been eliminated. Control over the partnership is based on the provisions of the partnership agreement that provides us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, we are responsible for the management of the partnership’s assets, business and affairs. Our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and the purchase and disposition of assets, among others. The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions. In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (appreciation).

Emerging Issues Task Force (or EITF) Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights” (or EITF 04-5) creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in EITF 04-5. The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However we can transfer our interest without consultation or permission of the limited partners. We consolidate our partnerships in accordance with EITF 04-5.

Statement of Accounting Financial Standard (or SFAS) No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Any non-controlling minority interest that may be redeemed with equity of any entity (including equity of an entity other than the subsidiary) does not meet the definition of a mandatorily redeemable financial instrument and thus does not fall under SFAS No. 150 guidelines. Since the partnership agreement with our limited partners (minority interests) specifies that the limited partners’ exchange rights may be settled in our common stock or cash at our option SFAS No. 150 does not have an impact on the financial statement presentation or accounting for our minority interests.

Financial Accounting Standards Board (or FASB) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (or FIN 46) addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires that we consolidate a “variable interest entity” if we are subject to a majority of the risk of loss from the “variable interest entity’s” activities, or are entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosure about

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“variable interest entities” that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2006, we do not have investments in any entities that meet the definition of a “variable interest entity.”

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Land, Buildings and Improvements.   Land, buildings and improvements are recorded at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and includes depreciation associated with properties we lease that qualify as capital leases under SFAS No. 13 “Accounting for Leases.”  Estimated useful lives for financial reporting purposes range from 3 years for computers to 7 years for equipment and 35 to 40 years for buildings.

Mortgage Loans Receivable.   Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan.

Allowance for Loan Losses.   We maintain an allowance for loan losses in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” as amended, and SEC Staff Bulletin No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues.”  The allowance for loan losses based upon the expected collectibility of the mortgage loans receivable and is maintained at a level believed adequate to absorb potential losses in our loans receivable. In determining the allowance we perform a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances are recorded in current period earnings.

Impairments.   Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property, as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” gives guidance to be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Comparative information for periods prior to initial application is not required. On November 3, 2005, the FASB issued FASB Staff Position (or FSP) FAS No. 115-1 which replaces the impairment evaluation guidance of EITF No. 03-1. We have adopted FSP FAS No. 115-1 as required.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The fair value of investments in marketable debt securities at December 31, 2006 is based upon the market rate for those securities. The fair values of mortgage loans receivable, REMIC Certificates and long-term debt obligations are based upon the estimates of management and on rates currently prevailing for comparable loans, and instruments of comparable maturities.

The carrying value and fair value of our financial instruments as of December 31, 2006 and 2005 were as follows (in thousands):

	At December 31, 2006		At December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$116,992	$129,882	$148,052	$153,606
Marketable debt securities	9,939	11,000	9,933	9,933
Mortgage loans payable	48,266	48,266	58,891	58,891
Bonds payable	5,545	5,545	9,759	9,759
Senior mortgage participation payable	—	—	11,535	11,860

For discussion of our investments in mortgage loans receivable see Note 6. Real Estate Investments. For discussion of our investment in marketable debt securities see Note 9. Marketable Securities. For discussion of our mortgage loans payable, bonds payable and senior mortgage participation payable, see Note 10. Debt Obligations.

Investments.   Investments and marketable debt and equity securities are accounted for in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” which requires that we categorize our investments as trading, available-for-sale or held-to-maturity. Available-for-sale

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities are stated at fair value, with the unrealized gains and losses, reported in other comprehensive income until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. Our investment in marketable debt securities is classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

Revenue Recognition.   Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received.

Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year’s rent, generally 2%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 “Revenue Recognition in Financial Statements” (or SAB 101) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

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

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment is received for past due rents. If it appears that we will not collect future rent under the “non-accrual lease” we will record an impairment charge related to the straight-line rent asset.

During the period that we owned REMIC Certificates, management periodically evaluated the realizability of future cash flows from the mortgages underlying REMIC Certificates. Included in our evaluation, management considered such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of Certificate future cash flows. Impairments were recorded when an adverse change in cash flows was evident and was determined to be other than temporary in nature. Additionally, interest recognition amortization schedules were adjusted periodically to reflect changes in expected future cash flows from the REMIC certificates, thus, accordingly adjusting future interest income recognized. For the year ended December 31, 2005 and 2004, we recognized $3.5 million and $7.3 million, respectively, in interest income from our investment in REMIC Certificates. At December 31, 2006 and 2005, we did not have any investment in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates.

Net loan fee income and commitment fee income are amortized over the life of the related loan. Costs associated with leases are deferred and allocated over the lease term in proportion to the recognition of rental income as required by SFAS No. 13 “Accounting for Leases”.

Federal Income Taxes.   LTC qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and as such, no provision for Federal income taxes has been made. A REIT is required to distribute at least 90% of its taxable income to its stockholders and a REIT may deduct dividends in computing taxable income. If a REIT distributes 100% of its taxable income and complies with other Internal Revenue Code requirements, it will generally not be subject to Federal income taxation.

For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, differs from net income for financial statement purposes principally due to the treatment of certain interest income, other expense items, impairment charges, and depreciable lives and basis of assets. At December 31, 2006, the book basis of our net assets exceeded the tax basis by approximately $34,164,000, primarily due to additional depreciation taken for tax purposes.

At December 31, 2006 we had accrued $950,000 related to a proposed closing agreement pending with the Internal Revenue Service (or IRS). During the 2006 we voluntarily approached the IRS to correct our filing for the year 2000, which is a closed year. In September 2006 we submitted a closing agreement for IRS approval to correct a technical violation which occurred in the spring of 2000. Subsequent to December 31, 2006, we received a draft closing agreement from the IRS. We anticipate signing a final agreement and paying the $950,000 settlement to them in the first quarter of 2007.

Concentrations of Credit Risks.   Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage loans receivable and operating leases on owned properties. Our financial instruments, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management’s periodic review of our portfolio.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations.   In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations. As required by SFAS No. 144, gains and losses on prior years related to assets included in discontinued operations in 2006 have been reclassified to discontinued operations in prior years for comparative purposes. See Note 6. Real Estate Investments, for a detail of the components of the net income from discontinued operations. Additionally, we reclass for the prior period balance sheet to reflect properties sold subsequent to that balance sheet date as held-for-sale as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Net Income Per Share.   Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

Stock-Based Compensation.   SFAS No. 123(revised 2004), “Share-Based Payment”, is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS No. 95 “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R), using the “modified prospective” method, effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 under SFAS No. 123 using the “prospective method” described in SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. Because No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 were be recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 11. Stockholders’ Equity. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Because we qualify as a REIT under the Internal Revenue Code of 1986,

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement did not have an impact on our statement of cash flows.

Segment Disclosures.   SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of our operations comprise one operating segment.

New Accounting Pronouncements.   In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a significant impact on our financial position or results of operations.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Major Operators

We have three operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue and interest income. Beginning in forth quarter of 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc (or ALC). ALC is now a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (Extendicare REIT) listed on the Toronto Stock Exchange (or TSX). Both Extendicare REIT and ALC continue to be parties to the leases with us. Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Our other operator is privately owned and thus no public financial information is available.  The following table summarizes ALC and Brookdale’s assets, stockholders’ equity, interim revenue and net income from continuing operations as of or for the nine months ended September 30, 2006 per the operator’s public filings (unaudited, in thousands):

	Extendicare REIT & ALC	Brookdale
	(in thousands)	(in thousands)
Current assets	$26,671	$274,328
Non-current assets	399,113	4,381,328
Current liabilities	37,074	527,440
Non-current liabilities	160,608	2,295,918
Stockholders’ equity	228,102	1,832,298
Gross revenue	172,594	877,653
Operating expenses	115,355	886,985
Income(loss) from continuing operations	5,936	(70,730)
Net income (loss)	4,438	(70,730)
Cash provided by operations	27,128	53,677
Cash used in investing activities	(12,439)	(1,820,597)
Cash provided (used in) by financing activities	(9,674)	1,789,498

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.6%, or $66,027,000, our total assets at December 31, 2006 and 15.1% of rental income received and of interest income recognized in 2006 excluding the effects of straight-line rent.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.5%, or $65,239,000, of our total assets at December 31, 2006 and 14.7% of rental revenue received and of interest income recognized in 2006 excluding the effects of straight-line rent.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 32 skilled nursing properties with a total of 3,871 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 10.9% or $62,126,000 of our total assets as December 31, 2006 and 11.8% of rental revenue received and of interest income recognized in 2006 excluding the effects of straight-line rent.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Alterra, Extendicare REIT & ALC, Preferred Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2006	2005	2004
	(in thousands)
Non-cash investing and financing transactions:
Assumption of mortgage loans payable related to acquisitions of real estate properties	$—	$—	$2,098
Property exchange	3,410	—	—
Transfer of REMIC certificates to mortgage loans receivable	—	31,120	12,025
Elimination of loans payable resulting from repurchase of REMIC certificates	—	7,125	—
Loans receivable settled in connection with real estate acquisitions	—	3,029	9,492
Refinance of notes receivable into mortgage loans receivable	—	—	7,059
Exchange of limited partnership units for common stock	—	—	3,194
(Decrease) Increase in short term notes receivable related to the disposition of real estate properties	(1,500)	1,500	—
Preferred stock redemption charge relating to the original issuance costs of Series A and Series B preferred stock redeemed	—	—	4,029
Conversion of preferred stock to common stock	3,976	5,215	40,968
Restricted stock issued, net of cancellations	—	1,713	202
Modification of vesting on previously issued restricted stock	—	1,435	—
Capital expenditure hold back from investments in notes receivable	432	620	—
Application of a prior year capital expenditure funding	489	—	—

5. Impairment Charge

We periodically perform a comprehensive evaluation of our real estate investment portfolio in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We calculate the impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In the past the long-term care industry experienced significant adverse changes, which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. As a result we identified certain investments in skilled nursing properties that we determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments. We follow the disclosure guidance required by EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. See Note 6. Real Estate Investments for discussion of the fair value

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

methodology used in valuing our investment in REMIC Certificates and related disclosures required by EITF 03-1.

No impairment charges were recorded during 2006 or 2005. During 2004, we recorded an impairment charge of $274,000 reclassifying a portion of the fair market value adjustment on available-for-sale interest-only REMIC Certificates from comprehensive income to realized loss to reflect the estimated impact on future cash flows for loan prepayments related to certain subordinated REMIC Certificates we held. As of December 31, 2005, we no longer had any investments in REMIC Certificates.

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

6. Real Estate Investments

Mortgage Loans.   During the year ended December 31, 2006, we received $26,716,000 related to the payoff of 12 mortgage loans secured by nine skilled nursing properties and three assisted living properties located in various states and two partial principal pay downs on two mortgage loan secured by two skilled nursing properties. We also received $4,793,000 in regularly scheduled principal payments.

During the year ended December 31, 2005, a loan was paid off in the last remaining REMIC pool, REMIC 1998-1, which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under EITF No. 02-9 (“EITF 02-9”) “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold”, a Special Purpose Entity (“SPE”) may become non-qualified or tainted which generally results in the “repurchase” by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by EITF 02-9, the repurchase for the transferred assets was accounted for at fair value. Prior to the repurchase, the book value of the REMIC Certificates we owned was $21,553,000 which included a $1,374,000 impairment recorded in 2003 and a fair market value adjustment of $1,855,000 included in Accumulated Comprehensive Loss in prior periods. The fair market value of the loans in the REMIC Pool was $25,296,000. Accordingly a $3,743,000 fair market value adjustment was recorded in Accumulated Comprehensive Income in 2005. This amount, offset by the $1,855,000 Accumulated Comprehensive Loss previously discussed is being amortized to increase interest income over the remaining life of the loans. The 13 loans that were effectively repurchased had a weighted average interest rate of 11.2% and an unamortized principal balance of $25,012,000. The premium of $284,000 is being amortized to reduce interest income over the life of the loans. The maturity dates of the 13 loans ranged from 2006 through 2017.

At December 31, 2006, we had 58 mortgage loans secured by first mortgages on 58 skilled nursing properties with a total of 6,649 beds, 10 assisted living residences with 705 units and one school located in 19 states. At December 31, 2006, the mortgage loans had interest rates ranging from 6.6% to 13.1% and maturities ranging from 2007 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2006 and 2005, the estimated fair value, based on the net present value of the future cash flows, of the mortgage loans was approximately $129,882,000 and $153,606,000, respectively, with a carrying value of $116,992,000 and $148,052,000, respectively. Scheduled principal payments on mortgage loans are $23,955,000; $7,542,000; $11,831,000; $20,839,000; $12,949,000 and $41,156,000 in 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

Owned Properties and Lease Commitments.   At December 31, 2006, we owned properties in 23 states consisting of 63 skilled nursing properties with a total of 7,304 beds, 84 assisted living properties with 3,744 units and one school.

During 2006, we sold four assisted living properties in various states with a total of 431 units and one 174-bed skilled nursing property in Arizona. We recognized a gain of $32,557,000 on the two transactions and received total net proceeds of $3,410,000 in property associated with the exchange described above and $54,035,000 in cash, after paying both closing costs and a $3,800,000 8.75% State of Oregon bond obligation related to one of the properties sold. See Note 10. Debt Obligations for further discussion of the debt payoff. In 2005 we sold an option to purchase the four assisted living properties to Sunwest Management Inc. (or Sunwest) for $2,000,000. In exchange for the right to purchase the properties for $58,500,000, we received $500,000 in cash and a note receivable for $1,500,000. The proceeds from the sale of the purchase option were applied to the proceeds of the sale of the four assisted living properties in 2006.

During the year ended December 31, 2006, we acquired five skilled nursing properties with a total of 373 beds for $13,536,000 in cash and $3,410,000 in property in various states. These properties are leased to two third parties under 10-year master leases, each with two five-year renewal options. The combined initial annual rent is approximately $1,932,000, an 11.4% current yield. Additionally, we have signed agreements and begun to renovate eight skilled nursing properties and two assisted living properties operated by seven different operators for a total commitment of $7,160,000, of which $4,968,000 was funded during 2006, at an average yield of approximately 9.7%. At December 31, 2006, $2,192,000 of the total $7,160,000 commitment remained to be funded.

During 2006, we paid $9,500,000 in deferred lease costs related to the termination of our master lease with Centers for Long Term Care, Inc. (or CLC) effective November 1, 2006. Also on that date we entered into a new 15-year master lease with Preferred Care for the 25 skilled nursing properties formerly leased to CLC. The Preferred Care master lease has two five-year renewal options and provided that monthly rent for November and December 2006 would be $551,500 per month. The initial annual minimum rent beginning in January 2007 is $8,188,000 and increases annually by 2.5% on each November 1st thereafter. We committed to provide Preferred Care with up to $3,000,000 for capital improvements and will invest this amount, if requested by Preferred Care, at no additional investment return. This commitment expires March 31, 2010. Additionally, we committed to provide Preferred Care with up to $7,100,000 for capital improvements for specific properties. Preferred Care’s annual minimum rent will increase by an amount equal to 11.0% of our funding of part or all of the $7,100,000 including capitalized interest during any construction project. As part of the new agreement, we agreed to provide $300,000 for inventory and equipment needs during the transition of the 25 properties from CLC to Preferred Care.

Subsequent to December 31, 2006, we sold a closed, previously impaired skilled nursing property to third party for $166,000. As a result of the sale, we will recognize a gain net of all sales expenses of $149,000 in 2007.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally 2%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2006, 2005 and 2004 was not significant in relation to contractual base rent income.

Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations as required by SFAS No. 144, was $13,581,000, $13,302,000 and $12,586,000 for the years ended December 31, 2006, 2005 and 2004.

Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent are: $53,382,000; $54,673,000; $55,199,000; $51,232,000; $51,739,000 and $430,294,000 for the years ending December 31, 2007, 2008, 2009, 2010, 2011, and thereafter.

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	For the year ended December 31,
	2006	2005	2004
Rental income	$725	$4,899	$5,060
Interest and other income	97	—	—
Total revenues	822	4,899	5,060
Interest expense	17	338	343
Depreciation and amortization	52	960	1,104
Operating and other expenses	7	25	85
Total expenses	76	1,323	1,532
Income from discontinued operations	$746	$3,576	$3,528

REMIC Certificates.   At December 31, 2006 and 2005 we did not have any investments in REMIC Certificates.

During 2005, the 1996-1 REMIC Pool was fully retired. We paid $855,000 in cash and exchanged our remaining interest in the 1996-1 REMIC Certificates with a book value of $9,568,000 and we received five mortgage loans with and estimated fair value of $10,398,000 and an unamortized principal balance of $10,469,000. Accordingly, we recorded a $71,000 discount on these loans which is being amortized as a yield adjustment to increase interest income over the remaining life of the loans. Additionally, we are amortizing the $1,051,000 balance in Other Comprehensive Income that resulted from transferring the loans at fair value as required by SFAS No. 115 “Accounting for Certain Investments in debt and Equity Securities” as a yield adjustment to increase interest income over the life of the related loans. During 2005, a loan was paid off in the 1998-1 REMIC pool, which caused the Senior Certificate holders entitled to any

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principal payments to be paid off in full. See paragraph two under Mortgage Loans for a description of this event.

Income on the subordinated certificates was as follows for the years ended December 31, 2006, 2005 and 2004 (dollar amounts in thousands):

	2006	2005	2004
1993-1 Pool	$—	$—	$—
1994-1 Pool	—	—	967
1996-1 Pool	—	551	1,598
1998-1 Pool	—	2,929	4,777
	$—	$3,480	$7,342

As sub-servicer for all of the above REMIC pools, we were responsible for performing substantially all of the servicing duties relating to the mortgage loans underlying the REMIC Certificates and acted as the special servicer to restructure any mortgage loans that defaulted.

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

At December 31, 2006 and 2005 and we did not have any investment in REMIC Certificates. Unrealized holding gains on available-for-sale certificates of $0, $3,743,000 and $378,000 were included in comprehensive income for the years ended December 31, 2006, 2005 and 2004, respectively. We used certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and subsequent measurement dates in accordance with SFAS No. 140. These assumptions and estimates included projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved. These assumptions were reviewed periodically by management.

During the years we had investments in REMIC Certificates, to the extent there were defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flow, the subordinated REMIC Certificates historically held by us would have borne the first risk of loss. During management’s periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our historical investment in REMIC Certificates there were indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, we recorded impairment charges of $274,000 during 2004 to reflect the estimated impact on future cash flows from loan prepayments occurring during, or expected to occur related to certain subordinated REMIC Certificates we held. No impairment charge was recorded in 2005. See Note 5. Impairment Charge for a discussion of the impairment indicators.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Asset Securitizations

LTC is a REIT and, as such, makes investments with the intent to hold them for long-term purposes. However, we have in the past, transferred mortgage loans to a REMIC (securitization) when a securitization provided us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 2006 we had completed four securitization transactions, the last being in 1998. We may again employ this type of financing in the future should we determine the financing environment is appropriate for this type of transaction.

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

Certain cash flows received from and paid to REMIC Trusts are as follows: (dollar amounts in thousands):

	Year Ended
	2006	2005	2004
Cash flow received on retained REMIC Certificates	$—	$7,454	$13,303
Servicing and related fees received	—	25	109
Servicing advances made	—	176	544
Repayments of servicing advances	—	193	480

Currently in our portfolio we have no mortgage loans held for securitization. Quantitative information relating to subserviced mortgage loans including delinquencies and net credit losses is as follows: (dollar amounts in thousands)

	Year Ended
	2006	2005	2004
Average balance of loans in REMIC pools	$—	$39,036	$150,291
Year-end balance of loans in REMIC pools	—	—	$87,351
Net credit losses	—	—	$274
Net credit losses to average REMIC pool loans	—	—	0.2%
Average delinquencies (greater than 30 days) in REMIC pool loans during the year	—	1.2%	1.4%

8. Notes Receivable

During 2006, we funded $1,486,000 under various loans and line of credit agreements with certain operators and received $4,180,000 in principal payments. At December 31, 2006, we had 17 loans outstanding with a weighted average interest rate of 8.4%.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2005, we held a Promissory Note (or Note) from Sunwest in the amount of $1,500,000. During 2005, we sold an option to purchase four of our assisted living properties to Sunwest. The price of the option was $500,000 in cash and the Note. During 2006, the option to purchase the properties was exercised and the proceeds from the payoff of the Note were applied to the purchase price of the four properties. See Note 6. Real Estate Investments for further discussion of this transaction.

During 2005 we received $22,309,000 in cash as payment in full for a note receivable and a related $500,000 mortgage loan, including accrued and unpaid interest through the payoff date. As a result of the payoff, we recognized $3,667,000 in rental income related to past due rents that were not previously accrued, $2,335,000 of interest income related to past due interest that was not previously accrued, a $477,000 reimbursement for certain expenses paid on behalf of an operator in prior years, a $1,000,000 bonus accrual related to the realization of the value of the note receivable and non-operating income of $6,217,000 ($3,610,000 of which was classified as Accumulated Comprehensive Income in the equity section of the balance sheet at December 31, 2004). The $6,217,000 of non-operating income is net of $1,298,000 of legal and investment advisory fees related to the transaction that resulted in the note receivable payoff.

9. Marketable Securities

During 2006 we purchased and sold 60,000 shares of National Health Investors, Inc. (or NHI) common stock. We purchased the shares for a total of $1,440,000, or an average purchase price of $24.00 per share and sold the shares during 2006 for $1,957,000 or an average sales price of $32.62 per share. Accordingly, we recorded a gain on the sale of marketable equity securities of $517,000 and dividend income of $58,000 for the year ended December 31, 2006.

At December 31, 2006 and 2005, we had an investment in $10,000,000 of face value Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes that mature in 2014. The Notes have a stated rate of 11.0% and an effective yield of 11.1%. We recorded $1,148,000 of interest income from our investment in marketable debt securities for the year ended December 31, 2006. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG.

10. Debt Obligations

Bank Borrowings.   We have an Unsecured Credit Agreement that matures on November 7, 2008 and provides for a revolving line of credit for up to $90,000,000. We can designate, at the time of funding the pricing of the Unsecured Credit Agreement between LIBOR plus 1.50% and LIBOR plus 2.50% or Prime plus 0.50% and Prime plus 1.50%. The spreads are dependent on our leverage ratio. At December 31, 2006, we had no outstanding balances under the Unsecured Credit Agreement. At December 31, 2005, we had $16,000,000 outstanding under this agreement with the interest rate at LIBOR plus 1.50%.

Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things, (i) a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0, (ii) a ratio not greater than .35 to 1.0 of secured debt to total asset value (iii) a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and (iv) a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges. Based on our covenant compliance at December 31, 2006, any borrowings under the line could be at the lowest interest rates provided for in the Unsecured Credit Agreement.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage Loans Payable.   Maturity dates, weighted average interest rates and year-end balances on our mortgage loans payable were (dollar amounts in thousands):

	Total Loan Balance at		Total Loan Balance at
Maturity	December 31, 2006	Rate	December 31, 2005	Rate
2007	$—	—	$—	—
2008	14,813	7.27%	15,217	7.27%
2009	25,308	8.68%	25,790	8.68%
2010	8,145	8.69%	8,274	8.69%
2011	—	—	—	—
Thereafter	—	—	—	—
	$48,266		$49,281

As of December 31, 2006 and 2005, the aggregate carrying value of real estate properties securing our mortgage loans payable was $72,491,000 and $88,541,000, respectively.

During 2006, we paid off a mortgage loan at maturity in the amount of $9,225,000. The mortgage loan was secured by two assisted living properties and had an interest rate of 6.3%. During 2005, we paid off a $3,762,000 mortgage loan payable to a REMIC Pool we originated. Additionally in 2005, mortgage loans payable decreased $7,125,000 due to the elimination of two loans payable included in a REMIC pool whose assets were effectively repurchased by us as described in Note 6. Real Estate Investments.

Bonds Payable.   At December 31, 2006 and 2005, we had outstanding principal of $5,545,000 and $5,935,000, respectively on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2006, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 6.0%. Additionally, included in liabilities related to properties held-for-sale at December 31, 2005, we had outstanding principal of $3,824,000 on a multi-unit housing tax-exempt revenue bond that bore interest at 8.75% and was secured by one assisted living property in Oregon. During, 2006, this bond was fully prepaid from the proceeds received from the sale of the Sunwest properties as described in Note 6. Real Estate Investments.

As of December 31, 2006 and 2005, the aggregate gross investment in real estate properties securing our bonds payable was $11,280,000 and $19,360,000, respectively.

Senior Mortgage Participation Payable.   In 2002, we completed a loan participation transaction whereby we issued a $30,000,000 Senior Participation interest in 22 of our first mortgage loans that had a total unpaid principal balance of $58,627,000 in the Participation Loan Pool. The Participation Loan Pool had a weighted average interest rate of 11.6% and a weighted average scheduled term to maturity of 77 months. The Senior Participation was secured by the entire Participation Loan Pool. We received net proceeds from the issuance of the Senior Participation of $29,750,000 that was used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

The Senior Participation received interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the Senior Participation. In addition, the Senior Participation received all mortgage principal collected on the Participation Loan Pool until the Senior Participation balance was reduced to zero. We retained interest received on the Participation Loan Pool in excess of the 9.25% paid to the Senior Participation. The ultimate extinguishment of the Senior Participation was tied to

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the underlying maturities of loans in the Participation Loan Pool. We accounted for the participation transaction as a secured borrowing under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During 2006, the Senior Participation was repaid in full receiving a principal payment of $10,767,000 from the payoff of three mortgage loans and the refinance of six mortgage loans in the Participation Loan Pool. Also during 2006, the Senior Participation received scheduled principal payments of $767,000. We had no Senior Participation balance at December 31, 2006.

Scheduled Principal Payments.   Total scheduled principal payments for our mortgage loans payable, and bonds payable as of December 31, 2006 were $1,101,000, $15,102,000, $24,377,000, $8,180,000, $530,000 and $3,200,000 in 2007, 2008, 2009, 2010, 2011 and thereafter.

Fair Value.   The estimated fair value of the mortgage loans payable, and bonds payable approximated their carrying values at December 31, 2006 based upon prevailing market interest rates for similar debt arrangements.

11. Stockholders’ Equity

Preferred Stock.   Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,		Liquidation Value	Dividend	Carrying Value at December 31,
Issuance	2006	2005	Per share	Rate	2006	2005
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative ConvertiblePreferred Stock	193,644	352,675	$25.00	8.5%	$23.84	$23.84
Series F Cumulative Preferred Stock	6,640,000	6,640,000	$25.00	8.0%	$23.99	$23.99

Our Series C Cumulative Convertible Preferred Stock is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2006 and 2005.

Our Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) is convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. On or after September 19, 2006 and before September 19, 2008, we have the right but not the obligation, upon not less than 30 nor more than 60 days’ written notice, to redeem shares of the Series E Preferred Stock, in whole or in part, if such notice is given within fifteen trading days of the end of the 30 day period in which the closing price of our common stock on the NYSE equals or exceeds 125% of the applicable conversion price for 20 out of 30 consecutive trading days, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon. We may not otherwise redeem the Series E Preferred Stock before September 19, 2008, except in order to preserve our status as a real estate investment trust. Dividends are payable quarterly. During 2006, holders of 159,031 shares of Series E Preferred Stock notified us of their election to convert such shares into 318,062 shares of common stock. During 2005, holders of 208,594 shares of Series E Preferred Stock notified us of their election to convert such shares into 417,188 shares of common stock. During 2004 holders of 1,638,731 shares of Series E Preferred Stock notified us of their election to convert such shares

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into 3,277,462 shares of common stock. Total shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock were 387,288 at December 31, 2006. Subsequent to December 31, 2006, holders of 2,497 shares of Series E Preferred Stock notified us of their election to convert such shares into 4,994 shares of common stock. Subsequent to this most recent conversion, there are 191,147 shares of our Series E Preferred Stock outstanding.

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

While outstanding, the liquidation preferences of the preferred stocks are pari passu. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

Common Stock.   During 2005 we sold 1,500,000 shares of common stock in a registered direct placement for $22.08 per share and used net proceeds of $32,626,000 for general corporate purposes including acquisitions, loan originations and debt retirement.

During 2006 we repurchased 71,493 shares of common stock for an aggregate purchase price of $1,476,000 or $20.65 per share. During 2005, we repurchased and retired 184,700 shares of common stock for an aggregate purchase price of $3,296,000 at an average purchase price of $17.85 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases, 2,604,393 shares have been purchased under this authorization. Therefore, we continue to have an open Board authorization to purchase an additional 2,395,607 shares. During 2004 we did not repurchase any common stock.

In 2004 we filed a prospectus to cover the possible resale of up to 865,387 shares of our common stock which were contingently issuable under certain partnership agreements. During 2004, partners in seven of our limited partnerships elected to exchange their interests in the partnerships. In accordance with the partnership agreements, at our option, we issued 208,401 shares of our common stock related to five limited partnerships, paid approximately $109,000 for the redemption of 7,027 shares owned by another limited partner and paid approximately $8,387,000 to other limited partners in exchange for their partnership interests. At December 31, 2006, we have only one limited partnership remaining and there remains 201,882 shares of our common stock reserved for this partnership agreement.

Available Shelf Registrations.   On March 31, 2004, we filed a Form S-3 “shelf” registration which became effective April 5, 2004 and provides us with the capacity to offer up to $200,000,000 in our debt and/or equity securities. At December 31, 2006 we had $104,761,000 available under the “shelf” registration.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividend Distributions.   We declared and paid the following cash dividends on our common and preferred stock (in thousands):

	Year ended December 31, 2006				Year ended December 31, 2005
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$3,272		$3,272		$3,272		$3,272
Series E	605		689		791		902
Series F	13,280		13,280		13,280		13,280
Total Preferred	17,157		17,241		17,343		17,454
Common Stock	25,285	(2)	33,668	(3)	37,348	(4)	28,965	(5)
Total	$42,442	(1)	$50,909	(1)	$54,691	(1)	$46,419	(1)

(1)          Difference between declared and paid is the change in accrued distributions payable on the balance sheet.

(2)          Represents $0.12 per share per month declared for April through December. Dividends for the first quarter of 2006 were declared and accrued during fourth quarter of 2005. Common dividends for the first quarter of 2007 were declared subsequent to December 31, 2006.

(3)          Represents $0.12 per share per month paid for the year ended December 31, 2006.

(4)          Represents $0.30 per share declared and paid in the first quarter, $0.11 per share per month declared and paid in April through December and $0.12 per share per month declared in December and paid in January, February and March 2006.

(5)          Represents $0.30 per share declared and paid in the first quarter, $0.11 per share per month declared and paid in April through December 2005.

Subsequent to December 31, 2006, we increased the monthly common dividend by 4% and we declared a monthly cash dividend of $0.125 per share on our common stock for the months of January, February and March 2007, payable on January 31, February 28, and March 30, 2007, respectively, to stockholders of record on January 23, February 20, and March 22, 2007, respectively.

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

Other Equity.   Other equity consists of the following (amounts in thousands):

	December 31,
	2006	2005
Notes receivable from stockholders	$—	$(226)
Unamortized balance on deferred compensation	—	(3,123)
Accumulated comprehensive income	1,693	2,408
Total Other Equity	$1,693	$(941)

Notes Receivable from Stockholders.   In 1997, the Board of Directors adopted a loan program designed to encourage executives, key employees, consultants and directors to acquire common stock

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2006, the last remaining note receivable from stockholders with a balance of $226,000 was paid in full. During 2005, we received $282,000 in principal payments on a note receivable from stockholders. During 2004, five notes receivable from stockholders with a combined principal balance of $1,722,000 were paid in full. Two of these notes were from current members of our board of directors. Additionally during 2004 we received $563,000 in principal payments on notes receivable from stockholders.

We currently have no loan programs for officers and/or directors and do not provide any guarantee to any officer and/or director or third party relating to purchases and sales of our equity securities.

At December 31, 2006, 2005 and 2004, loans totaling $0, $226,000 and $508,000, respectively were outstanding. At December 31, 2006, 2005 and 2004, the market value of the common stock securing these loans was approximately $0, $1,262,000 and $1,195,000, respectively.

Unamortized Balance on Defined Compensation.   Deferred compensation is the value of unvested restricted stock awards granted to employees. See “Stock Based Compensation Plans” below.

Accumulated Comprehensive Income.   This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool. This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool. See Note 6. Real Estate Investments for further discussion of the repurchase of the loans underlying our investment in REMIC Certificates.

Stock Based Compensation Plans.   During 2004 we adopted and our stockholders approved The 2004 Stock Option Plan under which 500,000 shares of common stock have been reserved for incentive and nonqualified stock option grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Stock Option Plan are set by our compensation committee at its discretion. Total shares available for future grant under The 2004 Stock Option Plan as of December 31, 2006, 2005 and 2004 were 470,000, 470,000 and 470,000, respectively.  All options outstanding that were granted under The 2004 Stock Option Plan vest over three years from the original date of grant.  Unexercised options expire seven years after the date of vesting.

Our stockholders have approved the 1998 Equity Participation Plan under which 500,000 shares of common stock were reserved. The plan provides for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the Plan are set by our compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of grant. Total shares available for future grant under the 1998 Equity Participation Plan as of December 31, 2006, 2005 and 2004 were 99,616, 99,616 and 99,816, respectively. All options outstanding that were granted under the 1998 Equity Participation Plan vest over five years from the original date of grant. Unexercised options expire seven years after the date of vesting.

Nonqualified stock option activity for the years ended December 31, 2006, 2005 and 2004, was as follows:

	Shares			Weighted Average Price
	2006	2005	2004	2006	2005	2004
Outstanding, January 1	110,200	200,300	285,871	$9.26	$7.15	$5.63
Granted	—	15,000	30,000	—	$19.62	$15.13
Exercised	(46,200)	(101,100)	(99,171)	$7.77	$6.68	$5.51
Canceled	—	(4,000)	(16,400)	—	$7.63	$5.27
Outstanding, December 31	64,000	110,200	200,300	$10.33	$9.26	$7.15
Exercisable, December 31	40,000	58,600	75,100	$7.07	$5.46	$5.68

During 2006 a total of 46,200 options were exercised at a total option value of $359,000 and a total market value as of the exercise dates of $1,087,000. Subsequent to December 31, 2006, a total of 15,000 options were exercised at a total option value of $81,000 and a total market value as of the exercise date of $427,000.

Restricted stock activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Outstanding, January 1	177,495	132,772	150,912
Granted	—	80,000	12,100
Vested	(46,973)	(24,143)	—
Canceled	—	(11,134)	(30,240)
Outstanding, December 31	130,522	177,495	132,772
Compensation Expense for the year	$953,000	$540,000	$434,000

During 2004, we adopted and our stockholders approved The 2004 Restricted Stock Plan under which 100,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Restricted Stock Plan are set by our compensation committee at its discretion. During 2006 we did not issue any shares of restricted stock. During 2005, we issued 8,000 shares of restricted common stock at $19.62 per share. These shares vest ratably over a three year period. We also issued 72,000 shares of restricted common stock at $21.69 per share. These shares vest ratably over a four year period. Total shares available for future grant under The 2004 Restricted Stock Plan as of December 31, 2006, 2005 and 2004 were 478,234, 478,234 and 557,900, respectively.

During 2005 our board of directors approved a change in the vesting criteria for 89,760 shares of restricted stock outstanding. Prior to the change, these shares vested ratably over five years if we met certain financial objectives and the grantees remained employed by us. Compensation expense was recognized over the service period at the market price per share on the date of vesting. Our board modified the awards so that at December 31, 2005, the 89,760 shares of restricted stock vest ratably over

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

four years. Accordingly, we recorded $1,435,000 in deferred compensation based on the closing market price per share on the date the award was modified. Prior to January 1, 2006, deferred compensation related to the award modification was being amortized to compensation expense over the service period. Effective January 1, 2006, we adopted SFAS No. 123(R) which requires that an equity instrument such as restricted stock, not be recognized until the compensation cost related to that instrument is recognized. This accounting differs from APB Opinion No. 25 “Accounting for Stock Issued to Employees” (or APB 25) whereby we recorded the grant of non-vested restricted stock in capital with an offsetting contra-equity account, deferred compensation, which was amortized to expense over the vesting period. As required by SFAS No. 123(R), we reversed the contra-equity deferred compensation balance (i.e., netted it against additional paid-in capital) on January 1, 2006. Effective January 1, 2006, additional paid-in capital and associated compensation expense related to restricted stock vesting is being recognized over the service period.

Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock.

Prior to January 1, 2003, we accounted for stock option grants in accordance with APB 25 and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Therefore, for options that had been granted prior to January 1, 2003 that vested in 2005 and 2004, no compensation expense was recognized in accordance with APB 25. Effective January 1, 2003, we adopted SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” (or SFAS No. 148) on a “prospective basis” for all employee awards granted, modified or settled on or after January 1, 2003. Therefore, for options granted since January 1, 2003, compensation expense was recognized in accordance with SFAS No. 123 and SFAS No. 148. Effective January 1, 2006, we adopted SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Thus, for all options that vested during 2006, regardless of when they were granted, compensation expense was recognized during 2006 according to SFAS No. 123(R).

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the “prospective” transition method outlined in SFAS No. 148 (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement does not have an impact on our statement of cash flows.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123(R) had been applied to all outstanding and unvested stock options in each period presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands):

	Year Ended December 31,
	2006 (actual)	2005 (proforma)	2004 (proforma)
Net income available to common stockholders, as reported	$61,631	$35,366	$15,003
Add: Stock-based compensation expense in the period	49	39	17
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(49)	(54)	(30)
Pro forma net income available to common stockholders	$61,631	$35,351	$14,990
Net income per common share available to common stockholders:
Basic—as reported	$2.64	$1.58	$0.77
Basic—pro forma	$2.64	$1.58	$0.77
Diluted—as reported	$2.51	$1.56	$0.77
Diluted—pro forma	$2.51	$1.56	$0.77

Note: Adjustments to compensation expense related to restricted shares have been excluded from this table since expense for restricted shares is already reflected in net income and is the same under APB No. 25 and SFAS No. 123(R). Above pro forma disclosures are provided for 2005 and 2004 because employee stock options issued prior to January 1, 2003, the date we adopted SFAS No. 123 and SFAS No. 148, were not accounted for using the fair value method during that period. Disclosures are provided for 2006 for comparative purposes since share-based payments have been accounted for under SFAS No. 123(R)’s fair value method beginning January 1, 2006.

As of December 31, 2006, 2005 and 2004, there were 64,000, 110,200 and 200,300 options outstanding, respectively. The fair value of these options was estimated utilizing the Black-Scholes-Merton valuation model and assumptions as of each respective grant date. No options were granted in 2006. In determining the estimated fair value for the options granted in 2005, the weighted average expected life assumption was three years, the weighted average volatility was 0.31, the weighted average risk free interest rate was 3.47% and the expected dividend yield was 6.12%. The weighted average fair value of the options granted was estimated to be $2.87. In determining the estimated fair value for the options granted in 2004, the weighted average expected life assumption was three years, the weighted average volatility was 0.39, the weighted average risk free interest rate was 3.18% and the expected dividend yield was 7.27%. The weighted average fair value of the options granted was estimated to be $2.58. The weighted average exercise price of the options was $10.33, $9.26 and $7.15 and the weighted average remaining contractual life was 0.5, 1.1 and 1.2 years as of December 31, 2006, 2005 and 2004, respectively.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2006, we had the following commitments outstanding:

We committed to provide to Alterra $2,500,000 over three years ending December 4, 2009 to expand the 35 properties they lease from us. This investment would be made at a 10% annual return to us. To date, Alterra has not requested any funds under this agreement.

We committed to provide Extendicare REIT & ALC up to $5,000,000 per year, under certain conditions, for expansion of the 37 properties they lease from us under certain conditions. Should we expend such funds, Extendicare REIT & ALC’s monthly minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded. To date, Extendicare REIT & ALC have not requested any funds under this agreement.

We committed to provide Preferred Care $3,000,000 for capital improvements on 25 of the skilled nursing properties they lease from us under a new master lease. During 2006, we funded $96,000 under this agreement. Subsequent to 2006, we funded $213,000 under this agreement. We also committed to invest up to $7,100,000 on specific projects on five skilled nursing properties they lease from us. The $7,100,000 commitment includes interest capitalized at 11% on each advance made from each disbursement date until final distribution by specific project. Upon final distribution for each specific project, minimum rent shall increase by the total project cost multiplied by 11%. To date no funds have been requested under this agreement. These commitments expire on March 31, 2010. We also committed to provide Preferred Care with a $500,000 capital allowance for a skilled nursing property they lease from us under a separate lease. This

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitment expires on June 30, 2007. Monthly minimum rent increases by the previous month’s capital funding multiplied by 10%. To date no funds have been requested under this agreement.

We committed to provide a lessee of a skilled nursing property an accounts receivable financing. The loan has a credit limit not to exceed $150,000 and an interest rate of 10%. The commitment expires on July 31, 2007. To date $125,000 has been funded under this agreement. We also committed to invest $1,150,000 in capital improvements for this property. During 2006, we funded $698,000 under this agreement.

We committed to provide a lessee of a skilled nursing property an accounts receivable financing. The loan has a credit limit not to exceed $75,000 and an interest rate of 10%. The commitment expires on June 30, 2007. To date $25,000 has been requested under this agreement. We have also committed to replace the roof and install a fire sprinkler system for this property. The lessee’s monthly minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. During 2006, we funded $95,000 under this agreement.

We committed to provide a lessee of three skilled nursing properties with the following:  up to $260,000 to invest in capital improvements to a property they lease from us; up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%; and up to $3,000,000 to purchase land, construct and equip a new property in the general vicinity of an existing property they lease from us with a corresponding increase in the monthly minimum rent of 11% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property. To date no funds have been requested under these agreements.

We committed to provide a lessee with a $410,000 capital improvement allowance for two skilled nursing properties and an assisted living property they lease from us. The commitment includes interest capitalized at 10% on each advance made from each disbursement date until final distribution of the commitment. The commitment expires on March 31, 2007. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. During 2006, we funded $238,000 under these agreements.

We committed to provide a lessee with a $200,000 capital improvement allowance for three skilled nursing properties they lease from us. The commitment includes interest capitalized at 10.3% on each advance made from each disbursement date until final distribution of the commitment. The commitment expires on June 30, 2007. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10.3%. During 2006, we funded $175,000 under this agreement.

We committed to provide a lessee of a skilled nursing property $1,700,000 to invest in leasehold improvements to the property they lease from us. The commitment includes interest capitalized at 10% on each advance made from each disbursement date until final distribution of the commitment. The leasehold improvements must be completed by March 31, 2007. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. During 2006, we funded $920,000 under this agreement. Subsequent to December 31, 2006, we funded an additional $111,000 under this agreement.

We committed to provide a lessee of an assisted living property with a $1,000,000 capital improvement allowance for a property they lease from us. Monthly minimum rent increases by the previous month’s capital funding multiplied by 8%. The commitment will mature in February 2008. During 2006, we funded

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$351,000 under this agreement. Subsequent to December 31, 2006, we funded an additional $282,000 under this agreement.

13. Distributions

We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2006, 2005 and 2004 were cash distributions.

The federal income tax classification of the per share common stock distributions are (unaudited):

	Year Ended
	2006	2005	2004
Ordinary income	$0.405	$0.920	$0.615
Non-taxable distribution	—	0.370	0.510
Section 1250 capital gain	0.243	—	—
Long term capital gain	0.792	—	—
Total	$1.44	$1.29	$1.125

14. Net Income Per Common Share

Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2006		2005		2004
Net income	$78,788		$52,709		$36,388
Preferred stock redemption	—		—		(4,029)
Preferred dividends	(17,157)		(17,343)		(17,356)
Net income for basic net income per common share	61,631		35,366		15,003
Other dilutive securities	4,219	(3)	790	(2)	—	(1)
Net income for diluted net income per common share	$65,850		$36,156		$15,003
Shares for basic net income per common share	23,366		22,325		19,432
Stock options	50		73		135
Other dilutive securities	2,770	(3)	744	(2)	—	(1)
Shares for diluted net income per common share	26,186		23,142		19,567
Basic net income per common share	$2.64		$1.58		$0.77
Diluted net income per common share	$2.51		$1.56		$0.77

(1)          The Series C Cumulative Convertible Preferred Stock, the Series E Cumulative Convertible Preferred Stock and the convertible limited partnership units have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)          The Series C Cumulative Convertible Preferred Stock and the convertible limited partnership units have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(3)          Includes Series C Cumulative Convertible Preferred Stock, the Series E Cumulative Convertible Preferred Stock and the convertible limited partnership units.

15. Quarterly Financial Information (Unaudited)

	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
	(in thousands except per share amounts)
2006
Revenues(1)	$18,034		$18,646		$18,131		$18,352
Net income from discontinued operations	32,504		122		677		—
Net income available to common stockholders	39,432		7,683		6,809		7,707
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.30		$0.32		$0.26		$0.33
Diluted	$0.30		$0.32		$0.26		$0.33
Net income per common share from discontinued operations:
Basic	$1.39		$0.01		$0.03		$—
Diluted	$1.28		$0.01		$0.03		$—
Net income per common share available to common stockholders:
Basic	$1.69		$0.33		$0.29		$0.33
Diluted	$1.55		$0.33		$0.29		$0.33
Dividends per share declared	$0.36	(6)	$—	(7)	$0.36		$0.36
Dividend per share paid	$0.36		$0.36		$0.36		$0.36
2005
Revenues(1)	$21,634		$15,783		$16.965		$18,026
Net income from discontinued operations	897		905		40		230
Net income available to common stockholders	17,157	(2)	5,793		5,927		6,489
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.76		$0.23		$0.26		$0.27
Diluted	$0.71		$0.23		$0.26		$0.27
Net income per common share from discontinued operations:
Basic	$0.04		$0.04		$—		$0.01
Diluted	$0.04		$0.04		$—		$0.01
Net income per common share available to common stockholders:
Basic	$0.80		$0.27		$0.26		$0.28
Diluted	$0.74		$0.27		$0.26		$0.28
Dividends per share declared	$0.30		$0.66	(3)	$0.33	(4)	$0.36	(5)
Dividend per share paid	$0.30		$0.33		$0.33		$0.33

(1)                          As required by SFAS No. 144, revenues related to properties sold in 2006 and 2005 have been reclassified to discontinued operations for all periods presented.

(2)                          Includes $11,696 in income related to the collection of a note receivable. See Note 8. Notes Receivable for further discussion.

(3)                          Represents second and third quarter 2005 dividends.

(4)                          Represents fourth quarter 2005 dividends.

(5)                          Represents first quarter 2006 dividends.

(6)                          Represents second quarter 2006 dividends. First quarter 2006 dividends were declared in the fourth quarter 2005.

LTC PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)                          Second quarter 2006 dividends were declared in first quarter 2006. Third quarter 2006 dividends were declared in third quarter 2006.

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

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or Exchange Act”). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Audit Committee, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting.

Management Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 77 and 78.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of LTC Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that LTC Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTC Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LTC Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of LTC Properties, Inc. and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 21, 2007

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 15, 2007 under the caption “Election of Directors” is incorporated herein by reference. Our executive officers as of February 22, 2007 are:

Name	Age	Position
Andre C. Dimitriadis	66	Chairman, Chief Executive Officer, and Director
Wendy L. Simpson	57	President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

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

Subsequent to December 31, 2006, Andre C. Dimitriadis was appointed Executive Chairman of our Board of Directors and Wendy L. Simpson was appointed Chief Executive Officer, President and Director, effective March 1, 2007.

The following person has been appointed by our Board of Directors to be an executive officer effective March 1, 2007:

Name	Age	Position
Pamela Shelley-Kessler	41	Senior Vice President and Chief Financial Officer

Pamela Shelley-Kessler joined our company as Vice President and Controller in July 2000.

The other information required by this Item 10 is incorporated by reference to our definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2007.

Code of Ethics

Information relating to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is included in Part I, Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Item 11.                 EXECUTIVE COMPENSATION

Information relating to executive compensation, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2007, under the caption “Executive Compensation,” is incorporated herein by reference. The Compensation Committee Report included in the Proxy Statement is expressly not incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the security ownership of management and certain beneficial owners, set forth our Proxy Statement relating to the Annual Meeting of Stockholders to be held May 15, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans, is set forth in Part I, Item 5 of this report under the caption “Equity Compensation Plan Information.”

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2007 under the caption “Certain Relationships and Related Transactions” and “Director Independence” is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to our accountant, set forth in our Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2007, under the caption “Audit Committee—Audit and Non-Audit Fees,” is incorporated herein by reference.

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

LTC PROPERTIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charge to Operations	Balance at End of Period
Allowance for Doubtful Accounts:
2006	$1,280	$—	$1,280
2005	$1,280	$—	$1,280
2004	$1,280	$—	$1,280

LTC PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent	Gross Amount at which Carried at December 31, 2006				Construction/
	Encumbrances	Land	Building and Improvements	to Acquisition	Land	Building and Improvements	Total(1)	Accum. Deprec.(2)	Renovation Date	Acq. Date
Skilled Nursing Properties:
Alamogordo, NM	—	$ 210	$ 2,590	$ 3	$ 210	$ 2,593	$ 2,803	$ 355	1985	Dec-01
Albuquerque, NM	—	1,696	3,891	6	1,696	3,897	5,593	191	1967	Sep-05
Albuquerque, NM	—	2,414	8,910	10	2,414	8,920	11,334	437	1982	Sep-05
Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	375	1970	Sep-05
Altoona, IA	—	105	2,309	398	105	2,707	2,812	924	1973	Jan-96
Aransas Pass, TX	—	154	1,276	38	154	1,314	1,468	74	1973	Dec-04
Atlanta, GA	—	175	1,282	3	175	1,285	1,460	433	1968	Sep-99
Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,010	1967/1974	Jan-96
Beaumont, TX	—	370	1,160	177	370	1,337	1,707	53	1950	Dec-05
Beeville, TX	—	186	1,197	32	186	1,229	1,415	68	1974	Dec-04
Benbrook, TX	—	503	2,121	102	503	2,223	2,726	168	1976	Jan-05
Bradenton, FL	—	330	2,720	136	330	2,856	3,186	1,125	1989/2002	Sep-93
Brownsville, TX	—	302	1,856	32	302	1,888	2,190	184	1968	Apr-04
Canyon, TX(7)	—	196	506	211	196	717	913	297	1985/86	Jun-00
Carroll, IA	—	47	1,033	201	47	1,234	1,281	407	1969	Jan-96
Chesapeake, VA	—	388	3,469	133	388	3,602	3,990	1,360	1977/2002	Oct-95
Clovis, NM	—	561	5,539	250	561	5,789	6,350	827	1970/2006	Dec-01
Clovis, NM	—	598	5,902	—	598	5,902	6,500	876	1969/95	Dec-01
Commerce City, CO	—	236	3,217	91	236	3,308	3,544	304	1964	Jun-04
Commerce City, CO	—	161	2,160	21	161	2,181	2,342	200	1967	Jun-04
Del Norte, CO	—	103	930	97	103	1,027	1,130	53	1955/2006	Jun-05
Des Moines, IA(7)	—	115	2,096	1,384	115	3,480	3,595	982	1972	Sep-99
Dresden, TN	—	31	1,529	123	31	1,652	1,683	374	1966/2002	Nov-00
Gardendale, AL	—	84	6,316	—	84	6,316	6,400	2,083	1976/1984	May-96
Gardner, KS	—	896	4,478	757	896	5,235	6,131	1,197	1961/1974	Dec-99
Granger, IA	—	62	1,356	163	62	1,519	1,581	502	1979	Jan-96
Grapevine, TX	—	431	1,449	170	431	1,619	2,050	350	1974	Jan-02
Griffin, GA	—	500	2,900	—	500	2,900	3,400	805	1969	Sep-99
Hereford, TX(7)	—	106	(106)	11	106	(95)	11	2	1985	Oct-01
Holyoke, CO	—	211	1,513	257	211	1,770	1,981	607	1963	Nov-00
Houston, TX	—	202	4,458	1,061	202	5,519	5,721	1831	1961	Jun-96
Houston, TX	—	365	3,769	1,525	365	5,294	5,659	1,697	1964/1968	Jun-96
Houston, TX	—	202	4,458	921	202	5,379	5,581	1,804	1967	Jun-96
Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	382	1986 — 1987	Mar-02
Jefferson, IA	—	86	1,883	256	86	2,139	2,225	704	1968/1972	Jan-96
Lecanto, FL	—	351	2,665	2,729	351	5,394	5,745	1,835	1988/2006	Sep-93
Manchester, TN	—	50	954	87	50	1,041	1,091	308	1957/67/78/2002	Nov-00
Marion, OH	—	119	1,156	715	119	1,871	1,990	87	1950/2006	May-05
Marion, OH	—	48	2,466	—	48	2,466	2,514	53	1997	May-06
Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	2,696	1975/1996	Jun-96
Mesa, AZ(8)	—	1,095	2,330	—	1,095	2,330	3,425	37	1979	Aug-06
Midland, TX	—	33	2,285	26	33	2,311	2,344	825	1973	Feb-96
Montgomery, AL	—	242	5,327	115	242	5,442	5,684	1,852	1967/1974	Jan-96
Nacogdoches, TX	—	100	1,738	108	100	1,846	1,946	580	1973	Oct-97
Norwalk, IA	—	47	1,033	139	47	1,172	1,219	392	1975	Jan-96
Olathe, KS	—	520	1,872	203	520	2,075	2,595	514	1968	Sep-99
Orrville, OH	—	107	1,946	86	107	2,032	2,139	36	1956	Jun-06
Phoenix, AZ	—	334	3,383	297	334	3,680	4,014	381	1982	Apr-04
Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	2,224	1985	Aug-00
Polk City, IA	—	63	1,376	124	63	1,500	1,563	501	1976	Jan-96
Portland, OR	—	100	1,925	1,378	100	3,303	3,403	781	1956/1974/2006	Jun-97
Richland Hills, TX	—	144	1,656	324	144	1,980	2,124	353	1976	Dec-01
Richmond, VA	—	356	3,180	2,839	356	6,019	6,375	1,506	1970/75/80/2002/2006	Oct-95
Ripley, TN	—	20	985	87	20	1,072	1,092	291	1951/2002	Nov-00
Roswell, NM	—	568	5,232	3	568	5,235	5,803	716	1975	Dec-01
Rusk, TX	—	34	2,399	335	34	2,734	2,768	1,110	1969	Mar-94
Sacramento, CA	—	220	2,929	—	220	2,929	3,149	1,003	1968	Feb-97
Salina, KS(7)	—	100	1,153	601	100	1,754	1,854	553	1985	May-97
Tacoma, WA	—	723	6,401	—	723	6,401	7,124	98	1993	Aug-06
Tappahannock, VA(7)	—	375	1,327	102	375	1,429	1,804	933	1977/1978	Oct-95
Tucson, AZ	—	276	8,924	112	276	9,036	9,312	2,047	1985/92	Aug-00
Tyler, TX	—	300	3,071	22	300	3,093	3,393	275	1974	Mar-04
Wooster, OH	—	118	1,711	90	118	1,801	1,919	32	1952/62/71	Jun-06
Skilled Nursing Properties	—	$ 22,154	$ 186,708	$ 21,294	$ 22,154	$ 208,002	$ 230,156	$ 45,060

LTC PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
(in thousands)

Assisted Living Properties:
Ada, OK	$ —		100	1,650	—	100	1,650	1,750	443	1996	Dec96
Arlington, OH	—	(6)	629	6,973	—	629	6,973	7,602	947	1993	Dec01
Arvada, CO	6,294	(4)	100	2,810	276	100	3,086	3,186	749	1997	Aug97
Athens, TX	—		96	1,510	1	96	1,511	1,607	441	1995	Jan96
Bakersfield, CA	8,567		834	11,986	20	834	12,006	12,840	1,878	1998/2002	Dec01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	661	1996	Nov96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	534	1997	Oct97
Bexley, OH	14,814	(6)	306	4,196	—	306	4,196	4,502	571	1992	Dec01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	615	1997	Aug97
Burley, ID	—		100	2,200	—	100	2,200	2,300	545	1997	Sep97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	545	1997	Sep97
Camas, WA	—	(3)	100	2,175	—	100	2,175	2,275	605	1996	May96
Central, SC	—		100	2,321	—	100	2,321	2,421	442	1998	Mar99
Cordele, GA	—		153	1,455	82	153	1,537	1,690	396	1987/88/2002	Jul00
Denison, IA	—		100	2,713	—	100	2,713	2,813	609	1998	Jun98
Dodge City, KS	—		84	1,666	4	84	1,670	1,754	514	1995	Dec95
Durant, OK	—		100	1,769	—	100	1,769	1,869	458	1997	Apr97
Edmond, OK	—	(5)	100	1,365	526	100	1,891	1,991	467	1996	Aug97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	579	1997	Dec97
Erie, PA	—		850	7,477	—	850	7,477	8,327	1,796	1998	Oct99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	638	1997	Sep97
Fremont, OH	—		100	2,435	—	100	2,435	2,535	604	1997	Aug97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	611	1998	Mar99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	664	1999	Jul99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	631	1998	Mar98
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	407	1988	May96
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	419	1998	Mar99
Grandview, WA	—	(3)	100	1,940	—	100	1,940	2,040	555	1996	Mar96
Great Bend, KS	—		80	1,570	21	80	1,591	1,671	513	1995	Dec95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	634	1997	Aug97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	494	1998	Mar99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	455	1995	Jan96
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	536	1998	Mar99
Hayden, ID	—		100	2,450	243	100	2,693	2,793	704	1996	Dec96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	620	1997	Aug97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	547	1996	Mar96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	717	1996	Nov96
Kennewick. WA	—	(3)	100	1,940	—	100	1,940	2,040	559	1996	Feb96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	606	1996	Dec96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	601	1997	Aug97
Lakeland, FL	—		519	2,313	433	519	2,746	3,265	641	1968/74/96/02/06	Jul00
Longmont, CO	—	(4)	100	2,640	—	100	2,640	2,740	599	1998	Jun98
Longview, TX	—		38	1,568	1	38	1,569	1,607	463	1995	Oct95
Loveland, CO	—	(4)	100	2,865	270	100	3,135	3,235	752	1997	Sep97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	554	1996	Apr96
Madison, IN	—		100	2,435	—	100	2,435	2,535	594	1997	Oct97
Marshall, TX	—		38	1,568	451	38	2,019	2,057	587	1995	Oct95
McPherson, KS	—		79	1,571	4	79	1,575	1,654	507	1994	Dec95
Millville, NJ	—		100	2,825	—	100	2,825	2,925	696	1997	Aug97
Nampa, ID	—		100	2,240	23	100	2,263	2,363	596	1997	Jan97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	434	1998	Mar99
Newark, OH	—		100	2,435	—	100	2,435	2,535	594	1997	Oct97
Newport Richey, FL	—		100	5,845	652	100	6,497	6,597	1,607	1986/1995	Jan98
Newport, OR	—		100	2,050	—	100	2,050	2,150	612	1996	Dec96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	607	1998	Jun98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	535	1997	Jun97
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	463	1998	Mar99
Rocky River, OH	—		760	6,963	—	760	6,963	7,723	1,606	1998	Oct99
Salina, KS	—		79	1,571	4	79	1,575	1,654	507	1994	Dec95
San Antonio, TX	—	(5)	100	1,900	—	100	1,900	2,000	490	1997	May97
San Antonio, TX	—	(5)	100	2,055	—	100	2,055	2,155	523	1997	Jun97
Shelby, NC	—		100	2,805	2	100	2,807	2,907	634	1998	Jun98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	601	1998	Jun98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	565	1997	Aug97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	461	1998	Mar99
Tallahassee, FL	—	(5)	100	3,075	—	100	3,075	3,175	698	1998	Apr98

LTC PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
(in thousands)

Tiffin, OH	—		100	2,435	—	100	2,435	2,535	604	1997	Aug97
Troy, OH	—		100	2,435	306	100	2,741	2,841	685	1997	May97
Tulsa, OK	—	(5)	200	1,650	—	200	1,650	1,850	436	1997	Feb97
Tulsa, OK	—	(5)	100	2,395	—	100	2,395	2,495	605	1997	Jun97
Tyler, TX	10,446	(5)	100	1,800	—	100	1,800	1,900	481	1996	Dec96
Vacaville, CA	8,145		1,662	11,634	19	1,662	11,653	13,315	1,848	1998/2002	Dec01
Vancouver, WA	—	(3)	100	2,785	—	100	2,785	2,885	773	1996	Jun96
Waco, TX	—		100	2,235	—	100	2,235	2,335	566	1997	Jun97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	577	1997	Jul97
Walla Walla, WA	5,545	(3)	100	1,940	—	100	1,940	2,040	551	1996	Apr96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	420	1996	Aug97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	553	1996	Aug97
Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	594	1997	Sep97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	493	1996	Dec96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	673	1997	Sep97
Worthington, OH	—	(6)	—	6,102	—	—	6,102	6,102	1,267	1993	Dec01
Worthington, OH	—	(6)	—	3,402	—	—	3,402	3,402	748	1995	Dec01
York, NE	—		100	2,318	—	100	2,318	2,418	577	1997	Aug97
Assisted Living Properties	53,811		12,794	231,583	4,484	12,794	236,067	248,861	54,687
School
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	2,344	1930/1998	Dec98
School	—		100	6,000	3,170	100	9,170	9,270	2,344
	$ 53,811		$ 35,048	$ 424,291	$ 28,948	$ 35,048	$ 453,239	$ 488,287	$ 102,091

(1)                 The aggregate cost for federal income tax purposes.

(2)                 Depreciation for building is calculated using a 35 to 40 year life for buildings and additions to properties. Depreciation for furniture and fixtures is calculated based on a 5 to 10 year life for all properties.

(3)                 Single note backed by five facilities in Washington.

(4)                 Single note backed by three facilities in Colorado

(5)                 Single note backed by one facility in Florida, three facilities in Oklahoma, and three facilities in Texas

(6)                 Single note backed by four facilities in Ohio.

(7)                 An impairment charge totaling $4,587 was taken against 5 facilities based on the Company’s estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value

LTC PROPERTIES, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
(in thousands)

Activity for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Real Estate	Accumulated
	& Equipment	Depreciation
Balance at December 31, 2003	$ 456,001	$ 73,376
Additions	9,541	12,376
Conversion of mortgage loans into owned properties	9,492	191
Increase due to step up in basis resulting from partnership conversions	2,288	18
Impairment charges	—	—
Cost of real estate sold	(8,205)	(2,592)
Balance at December 31, 2004	$ 469,117	$ 83,369
Additions	30,979	13,255
Conversion of mortgage loans into owned properties	3,636	45
Impairment charges	—	—
Cost of real estate sold	(3,009)	(898)
Balance at December 31, 2005	$ 500,723	$ 95,771
Additions	24,016	13,581
Conversion of mortgage loans into owned properties	—	—
Impairment charges	—	—
Cost of real estate sold	(36,452)	(7,261)
Balance at December 31, 2006	$ 488,287	$ 102,091

LTC PROPERTIES, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
(dollars in thousands)

	Number of			Interest	Final Maturity	Balloon	Current Monthly Debt	Face Amount of	Carrying Amount of Mortgages December 31,	Principal Amount of Loans Subject to Delinquent Principal or
State	Facilities	Units/Beds(4)		Rate(1)	Date	Amount(2)	Service	Mortgages	2006	Interest
MT, NE, IA	4	305	(3)	12.12%	2007	8,752	106	10,000	8,847	—
FL	3	256		11.20%	2009	6,557	69	6,850	6,748	—
GA	1	104		10.13%	2010	4,760	46	5,000	4,935	—
TX	1	140		11.00%	2007	4,412	44	4,510	4,446	—
TX	5	583		12.70%	2011	904	91	8,000	4,440	—
MN	1	0		6.64%	2019	3,751	21	3,751	3,751	—
AL	1	120		9.63%	2010	3,589	33	3,788	3,730	—
FL	1	191		12.63%	2007	3,366	51	4,500	3,568	—
Various	52	5,655		6.64% - 13.1%	2007 - 2019	43,415	1,064	100,058	76,527	—
	69	7,354	(5)			$79,506	$1,525	$146,457	$116,992	—

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

(3)             Includes four facilities secured by one loan in three different states.

(4)             See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(5)             Includes 58 first-lien mortgage loans as follows:

# of Loans	Original loan amounts
31	$ 500 - $ 2,000
12	$2,001 - $ 3,000
8	$3,001 - $ 4,000
4	$4,001 - $ 5,000
0	$5,001 - $ 6,000
1	$6,001 - $ 7,000
2	$7,001 - $10,000

Activity for the years ended December 31, 2004, 2005 and 2006 is as follows:

Balance at December 31, 2003	$71,465
Conversion of notes to owned properties	(9,277)
Conversion of other notes to mortgage notes	3,751
Conversion of REMIC certificates to loans	12,025
Investment in real estate mortgages	22,817
Mortgage premium	(60)
Collections of principal	(9,843)
Balance at December 31, 2004	$90,878
Conversion of notes to owned properties	(3,029)
Conversion of REMIC certificates to loans	35,694
Investment in real estate mortgages	38,500
Mortgage premium	(131)
Loan prepayments/payoffs	(10,320)
Collections of principal	(3,540)
Balance at December 31, 2005	$148,052
Mortgage premium	449
Loan prepayments/payoffs	(26,496)
Collections of principal	(5,013)
Balance at December 31, 2006	$116,992

LTC PROPERTIES, INC.
INDEX TO EXHIBITS
(Item 15(b))

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)
3.2	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 1996)
3.3	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.’s Current Report on Form 8-K dated June 19, 1997)
3.4

Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.5

Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.6

Articles Supplemental reclassifying 5,000,000 shares of Common Stock into Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed June 27, 2003)

3.7

Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.10 to LTC Properties, Inc.’s Registration Statement on Form S-3, Amendment No. 2 filed August 29, 2003)

3.8

Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Registration Statement on Form 8-K filed September 16, 2003)

3.9

Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed February 19, 2004)

3.10

Articles Supplementary Reclassifying 40,000 Shares of Series D Junior Participating Preferred Stock into unclassified shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed on March 19, 2004)

3.11

Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock into unclassified shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2004)

3.12

Articles of Amendment replacing Section 7.1 regarding authorized shares of stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.’s Form 10-Q for the quarter ended July 31, 2004)

3.13

Articles Supplementary Classifying an Additional 2,640,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.’s Form 10-Q for the quarter ended July 31, 2004)

3.14	Certificate of Correction to Articles of Amendment filed on June 24, 2004. (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2004)
4.1	Rights Agreement dated as of May 2, 2000 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Registration Statement on Form 8-A filed on May 9, 2000)
4.2	Amendment No. 1 to Rights Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed on March 19, 2004)
4.3

Amended and Restated Agreement of Limited Partnership of LTC Partners I, L.P. and Exchange Rights Agreement dated June 30, 1995 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

4.4

Amended and Restated Agreement of Limited Partnership of LTC Partners II, L.P. and Exchange Rights Agreement dated May 1, 1996 (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

4.5

Amended and Restated Agreement of Limited Partnership of LTC Partners III, L.P. and Exchange Rights Agreement dated January 30, 1996 (incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

4.6

Amended and Restated Agreement of Limited Partnership of LTC Partners IV, L.P. and Exchange Rights Agreement dated January 30, 1996 (incorporated by reference to Exhibit 4.4 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

4.7

Amendment to Agreement of Limited Partnership dated January 1, 1999 and Amendment No. 1 to Amended and Restated Agreement of Limited Partnership dated January 30, 1998 and Amended and Restated Agreement of Limited Partnership of LTC Partners V, L.P. dated June 13, 1996 and Amendment No. 1 to Exchange Rights Agreement dated January 30, 1998 and Exchange Rights Agreement dated June 14, 1996 (incorporated by reference to Exhibit 4.5 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

4.8

Amended and Restated Agreement of Limited Partnership of LTC Partners VI, L.P. and Exchange Rights Agreement dated June 14, 1996 (incorporated by reference to Exhibit 4.6 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

4.9

Amended and Restated Agreement of Limited Partnership of LTC Partners VII, L.P. dated June 14, 1996 and Amendment No. 1 to Exchange Rights Agreement dated January 30, 1998 and Exchange Rights Agreement dated June 14, 1996 (incorporated by reference to Exhibit 4.7 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

4.10

Amended and Restated Agreement of Limited Partnership of LTC Partners IX, L.P. and Exchange Rights Agreement dated February 11, 1998 (incorporated by reference to Exhibit 4.8 to LTC Properties, Inc.’s Form S-3 filed on May 28, 2004)

Certain instruments defining the rights of holders of long-term debt securities are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1+	The 2004 Stock Option Plan (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Form S-8 dated May 25, 2004)
10.2+	The 2004 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Form S-8 dated May 25, 2004)
10.3+	Form of Stock Option Agreement under the 2004 Stock Option Plan (incorporated by reference to Exhibit 10.50 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.4+

Form of Restricted Stock Agreement under the 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.50 to LTC Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.5

Form of Purchase Agreement dated as of July 12, 2005 by and between LTC Properties, Inc. and the purchasers of certain shares of common stock of LTC Properties, Inc. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated July 12, 2005)

10.6

Placement Agent Agreement dated July 12, 2005 between LTC Properties, Inc. and Cohen & Steers Capital Advisors, LLC (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8-K dated July 12, 2005)

10.7

Amended and Restated Credit Agreement dated as of November 7, 2005 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch, as Administrative Agent, Harris Nesbitt Corp. Co-Lead Arranger and Book Manager and Key Bank National Association as Co-Lead Arranger and Syndication Agent. (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated November 8, 2005)

10.8+	Amended and Restated Employment Agreement of Wendy Simpson dated May 22, 2006 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2006)
10.9+	Amended and Restated Employment Agreement of Pamela Shelley-Kessler dated December 5, 2006
10.10+	Amended and Restated Employment Agreement of Peter Lyew dated December 5, 2006
10.11+	Amended and Restated Employment Agreement of Clint Malin dated December 5, 2006
10.12+

2007 Amended and Restated Employment Agreement of Wendy Simpson, effective as of March 1, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8-K dated February 6, 2007)

10.13+

2007 Amended and Restated Employment Agreement of Andre Dimitriadis, effective as of March 1, 2007 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8-K dated February 6, 2007)

10.14+

Second Amended and Restated Employment Agreement of Pamela Kessler, effective as of March 1, 2007 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Current Report on Form 8-K dated February 6, 2007)

10.15+	First Amendment to 2007 Amended and Restated Employment Agreement of Wendy Simpson, dated February 21, 2007

10.16+	First Amendment to 2007 Amended and Restated Employment Agreement of Andre Dimitriadis, dated February 21, 2007
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP with respect to the financial information of the Company
24.1	Powers of Attorney (included on signature page)
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

+                Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

LTC PROPERTIES, INC.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC Properties, Inc.
Registrant
Dated: February 22, 2007
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

/s/ ANDRE C. DIMITRIADIS	Chairman of the Board,	February 22, 2007
Andre C. Dimitriadis	Chief Executive Officer and Director (Principal Executive Officer)
/s/ WENDY L. SIMPSON	President, Chief Operating Officer, Chief	February 22, 2007
Wendy L. Simpson	Financial Officer, Treasurer and Director (Principal Financial Officer)
/s/ BOYD HENDRICKSON	Director	February 22, 2007
Boyd Hendrickson
/s/ EDMUND C. KING	Director	February 22, 2007
Edmund C. King
/s/ TIMOTHY J. TRICHE	Director	February 22, 2007
Timothy Triche
/s/ SAM YELLEN	Director	February 22, 2007
Sam Yellen