Form 10-Q
period 2007-03-31
LTC PROPERTIES INC
filed 2007-05-09
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Shares of registrant’s common stock, $.01 par value, outstanding on April 25, 2007 – 23,658,940

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2007

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2007 - $105,548; 2006 - $102,091	$349,346	$351,148
Land	34,942	35,048
Mortgage loans receivable, net of allowance for loan losses: 2007 - $980 2006 - $1,280	115,043	116,992
Real estate investments, net	499,331	503,188
Other Assets:
Cash and cash equivalents	30,973	29,887
Debt issue costs, net	487	548
Interest receivable	2,916	3,170
Prepaid expenses and other assets	17,452	16,771
Notes receivable	3,666	4,264
Marketable securities	9,940	9,939
Total Assets	$564,765	$567,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$—
Mortgage loans payable	47,991	48,266
Bonds payable	5,130	5,545
Accrued interest	351	358
Accrued expenses and other liabilities	4,281	6,223
Distributions payable	3,421	3,423
Total Liabilities	61,174	63,815

Minority interest	3,518	3,518
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2007 – 8,830; 2006 – 8,834	209,256	209,341
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2007 – 23,646; 2006 – 23,569	237	236
Capital in excess of par value	332,738	332,149
Cumulative net income	455,218	442,833
Other	1,533	1,693
Cumulative distributions	(498,909)	(485,818)
Total Stockholders’ Equity	500,073	500,434
Total Liabilities and Stockholders’ Equity	$564,765	$567,767

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$14,385	$12,630
Interest income from mortgage loans and notes receivable	3,469	4,321
Interest and other income	875	1,083
Total revenues	18,729	18,034
Expenses:
Interest expense	1,248	1,871
Depreciation and amortization	3,541	3,463
Legal expenses	29	50
Operating and other expenses	1,589	1,327
Total expenses	6,407	6,711
Income before non-operating income and minority interest	12,322	11,323
Minority interest	(86)	(86)
Income from continuing operations	12,236	11,237

Discontinued operations:
Income from discontinued operations	—	566
Gain (loss) on sale of assets, net	149	31,938
Net income from discontinued operations	149	32,504

Net income	12,385	43,741
Preferred stock dividends	(4,239)	(4,309)
Net income available to common stockholders	$8,146	$39,432
Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.34	$0.30
Diluted	$0.34	$0.30

Net Income per Common Share from Discontinued Operations:
Basic	$0.01	$1.39
Diluted	$0.01	$1.28
Net Income per Common Share Available to Common Stockholders:
Basic	$0.35	$1.69
Diluted	$0.35	$1.55

Basic weighted average shares outstanding	23,480	23,290

Comprehensive income
Net income	$12,385	$43,741
Reclassification adjustment	(160)	(189)
Total comprehensive income	$12,225	$43,552

NOTE:  Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$12,385	$43,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	3,541	3,463
Depreciation and amortization – discontinued operations	—	22
Minority interest	86	86
Stock-based compensation expense	344	252
Straight-line rental income	(1,202)	(601)
Other non-cash items, net	(345)	33
Gain on sale of real estate investments, net	(149)	(31,938)
Decrease in accrued interest payable	(7)	(40)
Decrease (increase) in interest receivable	238	(233)
Net change in other assets and liabilities	(1,613)	(1,139)
Net cash provided by operating activities	13,278	13,646

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(1,560)	(476)
Proceeds from sale of real estate investments	158	54,042
Principal payments received on mortgage loans receivable	2,291	16,029
Advances under notes receivable	(2)	(1,150)
Principal payments received on notes receivable	629	171
Net cash provided by investing activities	1,516	68,616

FINANCING ACTIVITIES:
Borrowings under the line of credit	—	2,000
Repayments of borrowings under the line of credit	—	(18,000)
Mortgage principal payments on the senior mortgage participation	—	(1,539)
Principal payments on mortgage loans payable and bonds payable	(690)	(720)
Distributions paid to minority interests	(86)	(92)
Distributions paid to stockholders	(13,092)	(12,710)
Other	160	54
Net cash used in financing activities	(13,708)	(31,007)

Increase in cash and cash equivalents	1,086	51,255
Cash and cash equivalents, beginning of period	29,887	3,569
Cash and cash equivalents, end of period	$30,973	$54,824

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,194	$1,736
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	85	1,524
Reclassification of previously issued restricted stock	—	3,123

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2006 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  The general partner is responsible for the ongoing, major, and central operations of the partnership and makes all management decisions.  In addition, the general partner assumes the risk for all operating losses, capital losses, and is entitled to substantially all capital gains (i.e. appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we are not taxed on income that is distributed to our stockholders.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination.  Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained).  Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Adoption of FIN 48 on January 1, 2007 did not have any effect on our consolidated financial statements.

2.              Real Estate Investments

Owned Properties.  At March 31, 2007, our investment in owned properties consisted of 62 skilled nursing properties with a total of 7,214 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states.

During the three months ended March 31, 2007, we invested $1,200,000 under agreements to expand and renovate 12 properties operated by seven different operators.  The total commitment under these agreements is $8,700,000, of which $6,300,000 had been invested as of March 31, 2007.  These investments are at a weighted average yield of 9.8%.  Also during the first quarter of 2007 we sold a closed, previously impaired skilled nursing property to a third party for a purchase price of $166,000.  As a result of the sale, we recognized a net gain of $149,000 during the quarter ended March 31, 2007.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Rental income	$—	$510
Interest and other income	—	97
Interest expense	—	(17)
Depreciation and amortization	—	(22)
Operating and other expenses	—	(2)
Income from discontinued operations	$—	$566

Mortgage Loans.  At March 31, 2007, we had investments in 68 mortgage loans secured by first mortgages on 57 skilled nursing properties with a total of 6,586 beds, 10 assisted living properties with 705 units and one school located in 19 states.  At March 31, 2007, the mortgage loans had interest rates ranging from 6.6% to 13.1% and maturities ranging from 2007 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended March 31, 2007, we received $1,067,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property located in Georgia.  We also received $1,224,000 in regularly scheduled principal payments.

3.              Notes Receivable

During the three months ended March 31, 2007, we received $629,000 in principal payments under various loans and line of credit agreements with certain operators.

4.              Marketable Securities

At March 31, 2007, we had an investment in $10,000,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG.  We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

At March 31, 2007, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement and the full amount was available for borrowing.  During the three months ended March 31, 2007, pricing under the Unsecured Revolving Credit Agreement based on our borrowing election was Prime Rate plus 0.50% or LIBOR plus 1.50%.

6.              Stockholders’ Equity

Preferred Stock.  During the three months ended March 31, 2007, holders of 3,387 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 6,774 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 380,514 at March 31, 2007.  Subsequent to March 31, 2007, holders of 6,499 shares of our Series E preferred stock elected to convert such shares into 12,998 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 367,516.

Common Stock.  During the three months ended March 31, 2007, a total of 30,000 stock options were exercised at a total option value of $161,000 and a total market value as of the dates of exercise of $800,000.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2007				Three months ended March 31, 2006
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$818		$818		$818		$818
Series E	101		103		171		187
Series F	3,320		3,320		3,320		3,320
	4,239		4,241		4,309		4,325

Common Stock	8,851	(1)	8,851		8,408	(2)	8,385

Total	$13,090	(3)	$13,092	(3)	$12,717	(3)	$12,710	(3)

(1)          Represents $0.125 per share per month for the first quarter of 2007.

(2)          Represents $0.12 per share per month for the first quarter of 2006.

(3)          The difference between declared and paid is the change in distributions payable on the balance sheet at March 31 and December 31.

In April 2007, we declared a monthly cash dividend of $0.125 per share on our common stock for the months of April, May and June 2007, payable on April 30, May 31 and June 29, 2007, respectively, to stockholders of record on April 20, May 23 and June 21, 2007, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $1,533,000 and $1,693,000 at March 31, 2007 and December 31, 2006, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.  See Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the repurchase of the loans underlying our investment in REMIC Certificates.

Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Thus, for all options that vested during 2006, regardless of when they were granted, compensation expense was recognized during 2006 according to SFAS No. 123(R).  We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results of operations could be affected.

During the quarters ended March 31, 2007 and 2006, $17,000 and $15,000 of compensation expense was recognized related to the vesting of stock options.  No stock options were issued during the quarters ended March 31, 2007 and 2006.  At March 31, 2007, the total number of stock options that are scheduled to vest through December 31, 2007 and 2008 is 14,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2008.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options is approximately $15,000.

During the first quarter of 2007 we granted 40,000 shares of restricted common stock at $25.98 per share.  These shares vest ratably over a three-year period.  Also during the first quarter of 2007 we extended the vesting of 27,120 shares of unvested restricted stock to align the vesting dates with the

40,000 share grant previously discussed.  The impact on future compensation expense we will recognize related to this vesting modification is immaterial.  Additionally, during the first quarter of 2007 we modified the vesting of 54,960 shares of unvested restricted stock.  The award modification accelerated the vesting so that the 54,960 shares vest ratably from March through December 2007.  Prior to the modification the shares were vesting in two traunches ratably over two and three years, respectively.  The impact on future compensation expense we will recognize related to this vesting acceleration is $551,000 in 2007.  During the quarters ended March 31, 2007 and 2006, $327,000 and $237,000 of compensation expense was recognized related to the vesting of restricted stock.

Total shares available for future grant under the 2004 Stock Option Plan, the 2004 Restricted Stock Plan and the 1998 Equity Participation Plan as of March 31, 2007 were 470,000, 8,234 and 59,616, respectively.

7.              Commitments and Contingencies

At March 31, 2007, we had the following commitments outstanding:

We committed to provide Alterra Healthcare Corporation (or Alterra) $2,500,000 over three years ending December 4, 2009, to invest in leasehold improvements to properties they lease from us.  This investment would be made at a 10% annual return to us.  To date Alterra has not requested any funds under this agreement.

We committed to provide Extendicare Healthcare Services, Inc. (or EHSI), under certain conditions, up to $5,000,000 per year, throughout the term of the lease, for expansion of the 37 properties they lease from us.  Should we invest such funds, EHSI’s minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded.  To date EHSI has not requested any funds under this agreement.

We committed to provide Preferred Care, Inc. (or Preferred Care) $3,000,000 for capital improvements on 25 of the skilled nursing properties they lease from us under a master lease.  To date we have funded $358,000 under this agreement.  We also committed to invest up to $7,100,000 on specific projects on five skilled nursing properties they lease from us.  The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including capitalized interest during construction for three specific projects or (b) our periodic funding plus the related capitalized interest on each advance from the date funded through the end of the month for two specific projects.  To date we have funded $101,000 under this agreement.  These commitments expire on March 31, 2010.  We also committed to provide Preferred Care with a $500,000 capital allowance for a skilled nursing property they lease from us under a separate lease.  This commitment expires on June 30, 2007.  The minimum rent increases by the previous month’s capital funding multiplied by 10%.  To date no funds have been requested under this agreement.

We committed to provide a lessee an accounts receivable financing on a skilled nursing property.  The loan has a credit limit not to exceed $150,000, an interest rate of 10.0%, and matures on July 31, 2007.  To date $125,000 has been funded under this agreement.  Additionally, we have committed to invest $1,150,000 in capital improvements for this property.  The minimum rent will increase by an amount equal to 10.5% of our final funding including capitalized interest during construction.  This commitment expires June 30, 2007.  To date we have funded $933,000 under this agreement.

We committed to provide a lessee of a skilled nursing property accounts receivable financing.  The loan has a credit limit not to exceed $75,000 and an interest rate of 10.0%.  The commitment matures on June 30, 2007.  As of March 31, 2007, we had funded $25,000 under this agreement.  Subsequent to March 31, 2007, we funded $38,000 under this agreement. We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property.  The lessee’s minimum rent will increase by an amount equal to 11.0% of our investment in these capital improvements.  To date we have funded $95,000 under this agreement.

We committed to provide a lessee of three skilled nursing properties with the following:  (i) up to $260,000 to invest in capital improvements to a property they lease from us; (ii) up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%; and (iii) up to $3,000,000 to purchase land, construct and equip a new property in the general vicinity of an existing property they lease from us with a corresponding increase in the minimum rent of 11% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property.  These commitments expire on November 1, 2008.  To date no funds have been requested under these agreements.

We committed to provide a lessee accounts receivable financing on three skilled nursing properties.  The loan has a credit limit not to exceed $300,000, an interest rate of 10.0%, and matures on July 1, 2007.  To date $250,000 has been funded under this agreement.  Additionally, we have committed to invest $250,000 in capital improvements for these properties. This commitment will expire on June 30, 2007.  The minimum rent will increase by an amount equal to 10.25% of our final funding including capitalized interest during construction.  To date we have funded $209,000 under this agreement.

We committed to provide a lessee with $1,000,000 to invest in capital improvements on an assisted living property.  The minimum rent increases by the previous month’s capital funding multiplied by 8.0%.  The commitment will mature in February 2008.  To date $795,000 has been funded under this agreement.

We committed to provide a lessee of a skilled nursing property with $500,000 to invest in capital improvements to the property they lease from us.  The commitment includes interest capitalized at 10% on each advance made from the disbursement date until the final distribution of the commitment.  The capital improvements must be completed by December 31, 2007.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%.  To date no funds have been requested under this agreement.

8.              Major Operators

We have three operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue and interest income.

Beginning in the fourth quarter of 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc (or ALC).  ALC is now a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (Extendicare REIT) listed on the Toronto Stock Exchange (or TSX).  Both Extendicare REIT and ALC continue to be parties to the leases with us.

Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

Our other operator is privately owned and thus no public financial information is available.   The following table summarizes Extendicare REIT and ALC’s (combined) and Brookdale’s financial information as of and for the twelve months ended December 31, 2006 per the operators’ public filings (audited, in thousands):

	Extendicare REIT &
	ALC	Brookdale
	(in thousands)	(in thousands)

Current assets	$40,498	$270,232
Non-current assets	406,842	4,472,223
Current liabilities	27,746	508,905
Non-current liabilities	102,756	2,464,937
Stockholders’ equity	316,838	1,764,012

Gross revenue	$231,148	$1,309,913
Operating expenses	202,689	1,354,606
Income(loss) from continuing operations	10,535	(108,087)
Net income (loss)	9,009	(108,087)

Cash provided by operations	$19,055	$85,912
Cash used in investing activities	(20,710)	(2,002,686)
Cash provided by financing activities	15,167	1,907,126

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.6%, or $65,501,000 of our total assets at March 31, 2007 and 15.4% of rental income and of interest income recognized in 2007 excluding the effects of straight-line rent.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.5%, or $64,750,000, of our total assets at March 31, 2007 and 14.6% of rental revenue and of interest income recognized in 2007 excluding the effects of straight-line rent.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 32 skilled nursing properties with a total of 3,871 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 11.0% or $61,930,000 of our total assets as March 31, 2007 and 14.0% of rental revenue and interest income recognized to date in 2007 excluding the effects of straight-line rent.

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

	Three Months Ended
	March 31,
	2007	2006
Net income	$12,385	$43,741
Preferred stock dividends	(4,239)	(4,309)
Net income for basic net income per share	8,146	39,432
Effect of dilutive securities:
Convertible preferred stock	101	989
Convertible limited partnership units	—	86
Net income for diluted net income per share	$8,247	$40,507

Shares for basic net income per share	23,480	23,290
Effect of dilutive securities:
Stock options and restricted stock	54	62
Convertible preferred stock	381	2,644
Convertible limited partnership units	—	202
Shares for diluted net income per share	23,915	26,198

Basic net income per share	$0.35	$1.69
Diluted net income per share	$0.35	$1.55

Item 2.                                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of March 31, 2007:

			For the three					Number
		Percentage	months ended	Percentage	Number	Number	Investment	of	Number
Type of	Gross	of	03/31/07	of	of	of	per	Operators	of
Property	Investments	Investments	Revenues (2)	Revenues	Properties	Beds/Units	Bed/Unit	(1)	States (1)
	(in thousands)		(in thousands)				(in thousands)
Assisted Living Facilities	$274,398	45.3%	$7,949	44.5%	94	4,449	$61.68	9	22
Skilled Nursing Facilities	318,441	52.6%	9,542	53.5%	119	13,800	23.07	47	24
Schools	13,020	2.1%	363	2.0%	2	N/A	N/A	2	2
Totals	$605,859	100.0%	$17,854	100.0%	215	18,249

(1)  We have leased or mortgage investments in 32 states to 53 different operators.

(2)  Revenues exclude interest and other income from non-mortgage loan sources.

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

For the three months ended March 31, 2007, rental income and interest income from mortgage loans and notes receivable represented 77% and 19%, respectively, of total gross revenues.   Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties.  New investments are generally funded from cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows.  Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable.  Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt.  We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Key Transactions

During the first three months of 2007, we invested $1.2 million under agreements to expand and renovate 12 properties operated by seven different operators.  The total commitment under these agreements is $8.7 million, of which $6.3 million had been invested as of March 31, 2007.  These investments are at an average yield of 9.8%.

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

	Period Ended
	03/31/07	12/31/06	9/30/06	6/30/06	3/31/06
	(gross investment, in thousands)
Asset mix:
Real property	$489,836	$488,287	$485,460	$476,541	$468,435
Loans receivable	116,023	118,272	119,523	127,192	133,264

Investment mix:
Assisted living properties	$274,398	$274,052	$273,711	$276,720	$280,748
Skilled nursing properties	318,441	319,487	318,252	313,993	307,931
School	13,020	13,020	13,020	13,020	13,020

Operator mix:
Alterra	$84,210	$84,210	$84,194	$84,194	$84,194
Preferred Care, Inc. (1)	80,910	80,506	72,422	71,969	71,550
Extendicare REIT & ALC (combined)	88,034	88,034	88,034	88,034	88,034
Remaining operators	352,705	353,809	360,333	359,536	357,921

Geographic mix:
California	$44,170	$44,439	$44,697	$44,950	$45,198
Florida	46,181	45,693	45,204	48,032	47,536
Ohio	53,480	53,210	52,838	52,488	45,939
Texas	96,516	96,947	97,339	97,636	96,952
Washington	27,846	27,925	28,002	20,952	21,024
Remaining states	337,666	338,345	336,903	339,675	345,050

(1)                      In October 2006 we entered into a lease termination agreement with Center Healthcare, Inc. relating to 25 skilled nursing properties.  As of November 1, 2006 these 25 properties are under a master lease with Preferred Care, Inc.  Also, Preferred Care, Inc. leases a skilled nursing property under a separate lease agreement and operates six skilled nursing properties securing six mortgage loans receivable we have with unrelated third parties.

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios.  Our leverage ratios include debt to book capitalization and debt to market capitalization.  The leverage ratios indicate how much of our balance sheet capitalization relates to long-term debt.  Our coverage ratios include interest coverage ratio and fixed charge coverage ratio.  The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends).  The coverage ratios are based on earnings before interest, taxes, depreciation and amortization.  Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies.  The following table reflects the recent historical trends for our credit strength measures:

	Three Months Ended
	03/31/07		12/31/06		9/30/06		6/30/06		3/31/06
Debt to book capitalization ratio	9.6%		9.7%		11.6%		12.8%		13.0%
Debt to market capitalization ratio	6.0%		5.9%		7.7%		9.1%		8.8%

Interest coverage ratio	13.7	x	10.4	x	8.9	x(1)	9.7	x	9.1	x
Fixed charge coverage ratio	3.1	x	2.8	x	2.6	x(1)	2.8	x	2.8	x

(1)                      As a result of including a one time $1.0 million IRS settlement in the annualized calculation of coverage ratios, our ratios were lower than as of six months ended June 30, 2006.  Excluding this charge, our Interest Coverage ratio would have been 9.4x and our Fixed Charge ratio would have been 2.8x.

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

Operating Results

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues for the three months ended March 31, 2007, increased to $18.7 million from $18.0 million for the same period in 2006.  Rental income for the three months ended March 31, 2007, increased $1.8 million from the same period in 2006 primarily as a result of rental income from new properties ($0.5 million), straight-line rental income net of amortization of lease costs ($0.5 million), a new master lease entered into during the fourth quarter of 2006 ($0.4 million) and rental increases provided for in existing lease agreements ($0.4 million).  Same store rental income, properties owned for the three months ended March 31, 2007, and the three months ended March 31, 2006, and excluding straight-line rental income, increased $0.8 million due to rental increases provided for in existing lease agreements ($0.4 million) and a new master lease entered into during the fourth quarter of 2006 ($0.4 million).

Interest income from mortgage loans and notes receivable for the three months ended March 31, 2007, decreased $0.9 million from the same period in 2006 primarily due to payoffs.

Interest and other income for the three months ended March 31, 2007, decreased $0.2 million from the same period in 2006 primarily due to payoffs offset by interest income from our investment in marketable securities.

Interest expense for the three months ended March 31, 2007 was $0.6 million lower than the same period in 2006 due to a decrease in average debt outstanding during the period resulting from the payoff of mortgage loans and the senior participation payable.

Depreciation and amortization expense for the three months ended March 31, 2007 increased $0.1 million from the same period in 2006 due to acquisitions in the second half of 2006 and capital improvements to existing properties.

Legal expenses were comparable for each of the three month periods ended March 31, 2007 and 2006.

Operating and other expenses were $0.3 million higher in the three months ended March 31, 2007 as compared to the same period in 2006 primarily as a result of a $0.1 million increase due to the vesting of restricted stock, a $0.1 million increase in franchise taxes from various states and $0.1 million in non-recurring accounting fees related to the IRS settlement agreement. See Note 1. Summary of Significant Accounting Policies-Federal Income Taxes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the IRS settlement.

Minority interest expense was comparable of each of the three month periods ended March 31, 2007 and 2006.

During the three months ended March 31, 2007, we recognized $0.1 million gain related to the sale of one closed and previously impaired skilled nursing property.  During the same period in 2006 we recognized a gain of $31.9 million from the sale of four assisted living properties and discontinued operations related to properties sold of $0.6 million.

Liquidity and Capital Resources

At March 31, 2007, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $489.8 million invested primarily in owned long-term care properties and mortgage loans of approximately $116.0 million (prior to deducting a $1.0 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 119 skilled nursing properties, 94 assisted living properties and two schools in 32 states.  For the three months ended March 31, 2007, we had net cash provided by operating activities of $13.3 million.

For the three months ended March 31, 2007, we had net cash provided by investing activities of $1.5 million.  We invested $1.2 million at an average yield of 9.8% under agreements to expand and renovate 12 properties operated by seven different operators.   We also sold a closed, previously impaired skilled nursing property to a third party for $0.2 million.  As a result of the sale, we recognized a net gain of $0.1 million.  Additionally, we invested $0.3 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2007, we also received $2.3 million in principal payments on mortgage loans including $1.1 million related to the payoff of a mortgage loan secured by a skilled nursing property in Georgia.  Additionally, during the three months ended March 31, 2007, we received $0.6 million in principal payments on notes receivable.

For the three months ended March 31, 2007, we used $13.7 million of cash in financing activities.  We paid $0.7 million in principal payments on mortgage loans payable.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $0.8 million, $0.1 million and $3.3 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $8.9 million.  In April 2007, we declared a monthly cash dividend of $0.125 per share on our common stock for the months of April, May and June 2007, payable on April 30, May 31 and June 29, 2007, respectively, to stockholders of record on April 20, May 23 and June 21, 2007, respectively.

During the three months ended March 31, 2007, we received $0.2 million in conjunction with the exercise of 30,000 stock options.  The total market value as of the dates of exercise was approximately $0.8 million.

During the three months ended March 31, 2007, holders of 3,387 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) notified us of their election to convert such shares into 6,774 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent to three months ended March 31, 2007, holders of 6,499 shares of our Series E preferred stock notified us of their election to convert such shares into 12,998 shares of common stock.  Subsequent to this most recent conversion, there are 183,758 shares of our Series E preferred stock outstanding.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2007, only $5.1 million of our debt was at a variable interest rate.

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

Critical Accounting Policies

Revenue Recognition.  Rental revenue is recorded in accordance with SFAS No. 13. “Accounting for Leases” and SEC Staff Bulletin No. 104 “Revenue Recognition” (or SAB 104).  Base rents under operating leases are accrued as earned over the terms of the leases.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year.  Rental revenues relating to leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease.  We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on “non-accrual” status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain).  Once a lease is on “non-accrual” status, we will evaluate the collectibility of the related straight-line rent asset.

Interest on mortgage loans is recognized using the effective interest method.  We consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the amounts have been received.  If our evaluation of the collectibility of our mortgage loans receivable indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered.  This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected.

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rent we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the three months ended March 31, 2007, we recorded $1.2 million in straight-line rent.  At March 31, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $7.0 million.

Allowance for Loan Losses.  Mortgage loans receivable are recorded on an amortized cost basis.  We maintain a valuation allowance based upon the expected collectibility of our mortgage loans receivable.  The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable.  Changes in the valuation allowance are included in current period earnings.

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the three months ended March 31, 2007, we recorded a $0.3 million decrease in our allowance for loan losses.  At March 31, 2007, the allowance for loan losses balance was $1.0 million.

Impairment of Long-Lived Assets.   We review our long-lived assets for potential impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.   Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property.  In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the three months ended March 31, 2007 we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the three months ended March 31, 2007, we recorded depreciation and amortization expense of $3.5 million.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2006.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of March 31, 2007.

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

At March 31, 2007, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable using an 8.5% discount rate was approximately $126.7 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.9 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.1 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “should” or comparable terms or negatives thereof.  These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of our properties as it affects the continuing ability of such operators to meet their obligations to us under the terms of our agreements with our borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations.  Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2006, including factors identified under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2000, our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock on the open market.  This authorization does not expire until 5,000,000 have been repurchased or the board terminates its authorization.  We did not repurchase any shares of our common stock during the three months ended March 31, 2007.  An aggregate of 2,604,393 shares of common stock have been purchased under this authorization. Therefore, at March 31, 2007, we continue to have an open Board authorization to purchase an additional 2,395,607 shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

3.3

Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.4

Articles Supplementary, reclassifying 5,000,000 shares of common stock into preferred stock (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed on June 27, 2003)

3.5

Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on September 17, 2003)

3.6

Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed on February 19, 2004)

3.7

Articles Supplementary, reclassifying and designating 40,000 shares of Series D Junior Participating Preferred Stock of LTC Properties, Inc. to authorized but unissued preferred stock (incorporated by reference to Exhibit 4.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed on March 19, 2004)

3.8

Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock filed April 1, 2004 (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

3.9

Articles of Amendment replacing Section 7.1 regarding shares of stock authorized for issue is 60,000,000; made up of 45,000,000 common and 15,000,000 preferred shares filed June 24, 2004 (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

LTC PROPERTIES, INC.
Registrant

Dated: May 9, 2007	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial and Accounting Officer)