Form 10-Q
period 2007-06-30
LTC PROPERTIES INC
filed 2007-08-08
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes  ☐  No    ☒

Shares of registrant’s common stock, $.01 par value, outstanding on August 6, 2007 23,369,990

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2007

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2007 - $109,043; 2006 - $102,091	$347,148	$351,148
Land	34,942	35,048
Mortgage loans receivable, net of allowance for loan losses: 2007 - $860 2006 - $1,280	88,541	116,992
Real estate investments, net	470,631	503,188
Other Assets:
Cash and cash equivalents	63,562	29,887
Debt issue costs, net	425	548
Interest receivable	2,627	3,170
Prepaid expenses and other assets	18,175	16,771
Notes receivable	3,492	4,264
Marketable securities	6,462	9,939
Total Assets	$565,374	$567,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$—
Mortgage loans payable	47,723	48,266
Bonds payable	5,130	5,545
Accrued interest	348	358
Accrued expenses and other liabilities	5,214	6,223
Distributions payable	3,416	3,423
Total Liabilities	61,831	63,815

Minority interest	3,518	3,518
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2007 – 8,820; 2006 – 8,834	209,012	209,341
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2007 – 23,724; 2006 – 23,569	237	236
Capital in excess of par value	333,617	332,149
Cumulative net income	468,061	442,833
Other	1,127	1,693
Cumulative distributions	(512,029)	(485,818)
Total Stockholders’ Equity	500,025	500,434
Total Liabilities and Stockholders’ Equity	$565,374	$567,767

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$14,430	$12,777	$28,815	$25,407
Interest income from mortgage loans	3,785	4,001	7,254	8,322
Interest and other income	1,578	1,868	2,453	2,951
Total revenues	19,793	18,646	38,522	36,680
Expenses:
Interest expense	1,235	1,780	2,483	3,651
Depreciation and amortization	3,575	3,409	7,116	6,872
Legal expenses	116	120	145	170
Operating and other expenses	1,938	1,384	3,527	2,711
Total expenses	6,864	6,693	13,271	13,404
Income before non-operating income and minority interest
Minority interest	86	86	172	172
Income from continuing operations	12,843	11,867	25,079	23,104

Discontinued operations:
Income from discontinued operations	—	122	—	688
Gain on sale of assets, net	—	—	149	31,938
Net income from discontinued operations	—	122	149	32,626

Net income	12,843	11,989	25,228	55,730
Preferred stock dividends	(4,234)	(4,306)	(8,473)	(8,615)
Net income available to common stockholders	$8,609	$7,683	$16,755	$47,115

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.37	$0.32	$0.70	$0.62
Diluted	$0.36	$0.32	$0.70	$0.62

Net Income per Common Share from Discontinued Operations:
Basic	$—	$0.01	$0.01	$1.40
Diluted	$—	$0.01	$0.01	$1.33
Net Income per Common Share Available to Common Stockholders:
Basic	$0.37	$0.33	$0.71	$2.02
Diluted	$0.36	$0.33	$0.71	$1.88

Basic weighted average shares outstanding	23,529	23,339	23,505	23,314

Comprehensive income
Net income	$12,843	$11,989	$25,228	$55,730
Unrealized gain on available-for-sale securities	—	173	—	173
Reclassification adjustment	(406)	(192)	(566)	(382)
Total comprehensive income	$12,437	$11,970	$24,662	$55,521

NOTE:  Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$25,228	$55,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	7,116	6,872
Depreciation and amortization – discontinued operations	—	44
Minority interest	172	172
Stock-based compensation expense	979	503
Straight-line rental income	(2,398)	(1,256)
Other non-cash items, net	(1,226)	44
Gain on sale of real estate investments, net	(149)	(31,938)
Decrease in accrued interest payable	(11)	(48)
Decrease (increase) in interest receivable	244	(10)
Net change in other assets and liabilities	(320)	(2,198)
Net cash provided by operating activities	29,635	27,915

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(2,857)	(8,010)
Proceeds from sale of real estate investments	158	54,042
Principal payments received on mortgage loans receivable	29,047	21,300
Investment in marketable equity securities	—	(1,440)
Proceeds from redemption of marketable debt securities	4,049	—
Advance under notes receivable	(40)	(1,152)
Principal payments received on notes receivable	870	385
Net cash provided by investing activities	31,227	65,125

FINANCING ACTIVITIES:
Borrowings under the line of credit	—	2,000
Repayments of borrowings under the line of credit	—	(18,000)
Mortgage principal payments on the senior mortgage participation	—	(1,753)
Principal payments on mortgage loans payable and bonds payable	(958)	(1,071)
Repurchase of common stock	—	(1,476)
Distributions paid to minority interests	(172)	(178)
Distributions paid to stockholders	(26,217)	(25,423)
Other	160	654
Net cash used in financing activities	(27,187)	(45,247)
Increase in cash and cash equivalents	33,675	47,793
Cash and cash equivalents, beginning of period	29,887	3,569
Cash and cash equivalents, end of period	$63,562	$51,362

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,123	$3,330
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	329	931
Reclassification of previously issued restricted stock	—	3,123

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2006 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions.  In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (i.e. asset appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

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

We may from time to time be assessed interest or penalties by certain tax jurisdictions.  In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value of Option for Financial Assets and Financial Liabilities” (or SFAS No. 159).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

2.              Real Estate Investments

Owned Properties.  At June 30, 2007, our investment in owned properties consisted of 62 skilled nursing properties with a total of 7,214 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states.

During the six months ended June 30, 2007, we invested $2,590,000 under agreements to expand and renovate 12 properties operated by seven different operators.  The total commitment under these agreements is $9,210,000, of which $7,685,000 had been invested as of June 30, 2007.  These investments are at a weighted average yield of 9.7%.  Also during the six months ended June 30, 2007 we sold a closed, previously impaired skilled nursing property to a third party for a purchase price of $166,000.  As a result of the sale, we recognized a net gain of $149,000 during the six months ended June 30, 2007.  Additionally, we invested $267,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the six months ended June 30, 2006, we sold four assisted living properties with a total of 431 units located in four states to an entity formed by the principals of Sunwest Management Inc., (or Sunwest) for $56,500,000.  We recognized a gain of $31,938,000 on the sale and received total net proceeds of $54,542,000, after paying closing costs and a $3,840,000 8.75% State of Oregon bond obligation related to one of the properties sold.  In 2005 we sold an option to purchase these four properties to Sunwest for $2,000,000.  In exchange for the right to purchase the properties for $58,500,000, we received $500,000 in cash and a note receivable for $1,500,000.  The proceeds from the sale of the purchase option have been applied to the proceeds of the sale of the four properties.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental income	$—	$146	$—	$656
Interest and other income	—	—	—	97
Interest expense	—	—	—	(17)
Depreciation and amortization	—	(22)	—	(44)
Operating and other expenses	—	(2)	—	(4)
Income from discontinued operations	$—	$122	$—	$688

Mortgage Loans.  At June 30, 2007, we had investments in 50 mortgage loans secured by first mortgages on 47 skilled nursing properties with a total of 5,517 beds, 10 assisted living properties with 705 units and one school located in 16 states.  At June 30, 2007, the mortgage loans had interest rates ranging from 6.6% to 13.1% and maturities ranging from 2007 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the six months ended June 30, 2007, we received $26,683,000 plus accrued interest related to the payoff of eight mortgage loans secured by eleven skilled nursing properties located in various states.  We also received $2,364,000 in regularly scheduled principal payments.  Subsequent to June 30, 2007 we received $1,037,000 plus accrued interest related to the payoff of two mortgage loans secured by two skilled nursing properties located in various states.

3.              Notes Receivable

During the six months ended June 30, 2007, we received $870,000 and funded $40,000 in principal payments under various loans and line of credit agreements with certain operators.

4.              Marketable Securities

At December 31, 2006, we had an investment in $10,000,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

During the three months ended June 30, 2007 SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest.  As a result of this early redemption, we recognized additional interest income of $385,000 during the quarter ended June 30, 2007.

One of our board members is the chief executive officer of SHG.  We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

At June 30, 2007, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement and the full amount was available for borrowing.  During the six months ended June 30, 2007, pricing under the Unsecured Revolving Credit Agreement based on our borrowing election was Prime Rate plus 0.50% or LIBOR plus 1.50%.

6.              Stockholders’ Equity

Preferred Stock.  During the six months ended June 30, 2007, holders of 13,161 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 26,322 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 360,966 at June 30, 2007.  Subsequent to June 30, 2007, holders of 12,700 shares of our Series E preferred stock elected to convert such shares into 25,400 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 335,566.

Common Stock.  During the six months ended June 30, 2007, a total of 30,000 stock options were exercised at a total option value of $160,000 and a total market value as of the dates of exercise of $800,000.  Subsequent to June 30, 2007 4,000 stock options were exercised at an option value of $31,000 and a market value as of the date of exercise of $83,000.  In June 2007 our Board terminated the existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities.  Subsequent to June 30, 2007, and as of August 6, 2007, we repurchased and retired 383,400 shares of common stock for an aggregate purchase price of $8,062,000 at an average purchase price of $21.03 per share.  The shares were purchased on the open market under the Board authorization discussed above.  Therefore, we continue to have an open Board authorization to purchase an additional 4,616,600 shares.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2007				Six months ended June 30, 2006
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$1,636		$1,636		$1,636		$1,636
Series E	197		203		339		359
Series F	6,640		6,640		6,640		6,640
	8,473		8,479		8,615		8,635

Common Stock	17,738	(1)	17,738	(1)	8,406	(2)	16,788	(3)

Total	$26,211	(4)	$26,217	(4)	$17,021	(4)	$25,423	(4)

(1)          Represents $0.125 per share per month for the six months ended June 30, 2007.

(2)          Represents $0.12 per share per month for the second quarter of 2006.  Common dividends for the first quarter of 2006 were declared in December 2005.  Common dividends for the third quarter of 2006 were declared subsequent to June 30, 2006.

(3)          Represents $0.12 per share per month for the six months ended June 30, 2006.

(4)          The difference between declared and paid is the change in distributions payable on the balance sheet at June 30 and December 31.

In July 2007, we declared a monthly cash dividend of $0.125 per common share per month for the months of July, August and September 2007, payable on July 31, August 31 and September 28, 2007, respectively, to stockholders of record on July 23, August 23 and September 20, 2007, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $1,127,000 and $1,693,000 at June 30, 2007 and December 31, 2006, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.  See Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the repurchase of the loans underlying our investment in REMIC Certificates.

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

During the six months ended June 30, 2007 and 2006, $36,000 and $29,000 of compensation expense was recognized related to the vesting of stock options.  During the six months ended June 30, 2007, 174,500 options to purchase common stock were issued at an exercise price of $23.79 and vest ratably over a three-year period.  Also during the six months ended June 30, 2007, 30,000 options to purchase common stock were issued at an exercise price of $23.47 and vest ratably over a three-year period.  No stock options were issued during the six months ended June 30, 2006.  At June 30, 2007, the total number of stock options that are scheduled to vest through December 31, 2007, 2008, 2009 and 2010 is 0, 73,163, 68,167, and 68,170, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2010.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2007, 2008, 2009 and 2010 is $70,000, $142,000, $140,000, and $59,000, respectively.

During the three months ended June 30, 2007 we granted 46,500 shares of restricted common stock at $23.79 per share.  These shares vest ratably over a three-year period.  Also during the three months ended June 30, 2007 we granted 12,000 shares of restricted common stock at $23.47 per share.  These shares vest ratably over a three-year period.

During the six months ended June 30, 2007 we granted 40,000 shares of restricted common stock at $25.98 per share.  These shares vest ratably over a three-year period.  Also during the six months ended June 30, 2007 we extended the vesting of 27,120 shares of unvested restricted stock to align the vesting dates with the 40,000 share grant previously discussed.  The impact on future compensation expense we will recognize related to this vesting modification is immaterial.  Additionally, during the six months ended June 30, 2007 we modified the vesting of 54,960 shares of unvested restricted stock by accelerating the vesting so that the 54,960 shares vest ratably from March through December 2007.  Prior to this modification the shares were vesting in two traunches ratably over two and three years, respectively.  The impact on future compensation expense we will recognize related to this vesting acceleration is $551,000 in 2007.  During the three and six months ended June 30, 2007, $618,000 and $943,000 of compensation expense was recognized related to the vesting of restricted stock, respectively.  During the three and six months ended June 30, 2006, we recognized $242,000 and $479,000 of compensation expense related to the vesting of restricted stock, respectively.

Total shares available for future grant under the 2004 Stock Option Plan and the 1998 Equity Participation Plan as of June 30, 2007 were 265,500, and 9,350, respectively. There are no remaining shares available for grant under the 2004 Restricted Stock Plan.

7.              Commitments and Contingencies

At June 30, 2007, we had the following commitments outstanding:

We committed to provide Alterra Healthcare Corporation (or Alterra) $2,500,000 over three years ending December 4, 2009, to invest in leasehold improvements to properties they lease from us.  This investment would be made at a 10% annual return to us.  To date Alterra has not requested any funds under this agreement.

We committed to provide Assisted Living Concepts, Inc. (or ALC), under certain conditions, up to $5,000,000 per year, throughout the term of the lease, for expansion of the 37 properties they lease from us.  Should we invest such funds, ALC’s minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts funded.  To date ALC has not requested any funds under this agreement.  See Note 8. Major Operators.

We committed to provide Preferred Care, Inc. (or Preferred Care) $3,000,000 for capital improvements on 25 of the skilled nursing properties they lease from us under a master lease.  As of June 30, 2007 we funded $358,000 under this agreement.  Subsequent to June 30, 2007, we funded an additional $604,000 under this agreement.  We also committed to invest up to $7,000,000 on specific projects on four skilled nursing properties they lease from us.  The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including capitalized interest during construction for two specific projects or (b) our periodic funding plus the related capitalized interest on each advance from the date funded through the end of the month for two specific projects.  As of June 30, 2007 we funded $545,000 under this agreement. Subsequent to Jun 30, 2007, we funded an additional $80,000 under this commitment. These commitments expire on March 31, 2010.

We committed to provide a lessee of a skilled nursing property accounts receivable financing.  The loan has a credit limit not to exceed $75,000 and an interest rate of 10.0%.  The commitment matures on June 30, 2008.  As of June 30, 2007, we had funded $63,000 under this agreement.  We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property.  The lessee’s minimum rent will increase by an amount equal to 11.0% of our investment in these capital improvements.  As of June 30, 2007 we funded $95,000 under this agreement.

We committed to provide a lessee of three skilled nursing properties with the following:  (i) up to $260,000 to invest in capital improvements to a property they lease from us; (ii) up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%; and (iii) up to $3,000,000 to purchase land, construct and equip a new property in the general vicinity of an existing property they lease from us with a corresponding increase in the minimum rent of 11% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property.  These commitments expire on November 1, 2008.  As of June 30, 2007 no funds have been requested under these agreements.

We committed to provide a lessee accounts receivable financing on three skilled nursing properties.  The loan has a credit limit not to exceed $450,000, and interest rate of 8.75%, and matures on June 30, 2008.  As of June 30, 2007 we funded $250,000 under this agreement.

We committed to provide a lessee with $1,000,000 to invest in capital improvements on an assisted living property.  The minimum rent increases by the previous month’s capital funding multiplied by 8.0%.  The commitment will mature in February 2008.  As of June 30, 2007 we funded $931,000 under this agreement.

We committed to provide a lessee of a skilled nursing property with $500,000 to invest in capital improvements to the property they lease from us.  The commitment includes interest capitalized at 10% on each advance made from the disbursement date until the final distribution of the commitment.  The capital improvements must be completed by December 31, 2007.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%.  As of June 30, 2007 no funds have been requested under this agreement.

We committed to provide a lessee of a skilled nursing property $2,200,000 to invest in leasehold improvements to the property they lease from us.  The commitment includes interest capitalized at 10% on each advance made from each disbursement date until final distribution of the commitment.  The leasehold improvements must be completed by August 31, 2007.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%.  As of June 30, 2007 we funded $1,357,000 under this agreement. Subsequent to June 30, 2007 we funded an additional $395,000 under this agreement.

8.              Major Operators

We have three operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue and interest income.

In 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc (or ALC).  ALC is now a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (Extendicare REIT) listed on the Toronto Stock Exchange (or TSX).  Both Extendicare REIT and ALC continue to be parties to the leases with us.

Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the three months ended March 31, 2007 per the operators’ public filings (audited, in thousands).   Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT	ALC	Brookdale
	(in thousands)	(in thousands)	(in thousands)

Current assets	$299,595	$47,667	$267,866
Non-current assets	1,016,033	405,753	4,474,189
Current liabilities	271,021	29,442	495,361
Non-current liabilities	1,064,807	102,576	2,549,152
Stockholders’ (deficit) equity	(20,200)	321,402	1,692,810

Gross revenue	$456,844	$57,521	$446,834
Operating expenses	404,210	48,681	462,927
Income(loss) from continuing operations	19,229	4,727	(35,009)
Net income (loss)	15,366	4,727	(35,140)

Cash provided by operations	$30,347	$12,912	$28,828
Cash used in investing activities	(22,462)	(3,979)	(75,551)
Cash provided by (used in) financing activities	6,926	(488)	34,610

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.5%, or $64,975,000 of our total assets at June 30, 2007 and 15.5% of rental income and interest income recognized in 2007 excluding the effects of straight-line rent.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.4%, or $64,262,000, of our total assets at June 30, 2007 and 14.7% of rental revenue and interest income recognized in 2007 excluding the effects of straight-line rent.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,062 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 11.5% or $64,962,000 of our total assets as June 30, 2007 and 14.7% of rental revenue and interest income recognized to date in 2007 excluding the effects of straight-line rent.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$12,843	$11,989	$25,228	$55,730
Preferred stock dividends	(4,234)	(4,306)	(8,473)	(8,615)
Net income for basic net income per share	8,609	7,683	16,755	47,115
Effect of dilutive securities:
Convertible preferred stock	96	168	197	1,975
Convertible limited partnership units	—	—	—	172
Net income for diluted net income per share	$8,705	$7,851	$16,952	$49,262

Shares for basic net income per share	23,529	23,339	23,505	23,314
Effect of dilutive securities:
Stock options and restricted stock	72	49	71	55
Convertible preferred stock	361	631	371	2,638
Convertible limited partnership units	—	—	—	202
Shares for diluted net income per share	23,962	24,019	23,947	26,209

Basic net income per share	$0.37	$0.33	$0.71	$2.02
Diluted net income per share	$0.36	$0.33	$0.71	$1.88

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of June 30, 2007:

Type of Property	Gross Investments	Percentage of Investments	For the six months ended 06/30/07 Revenues (2)	Percentage of Revenues	Number of Properties	Number of Beds/Units	Investment per Bed/Unit	Number of Operators (1)	Number of States (1)
	(in thousands)		(in thousands)				(in thousands)
Assisted Living Facilities	$274,454	47.3%	$15,886	44.0%	94	4,449	$61.68	9	22
Skilled Nursing Facilities	293,060	50.5%	19,457	54.0%	109	12,731	23.02	43	20
Schools	13,020	2.2%	726	2.0%	2	N/A	N/A	2	2
Totals	$580,534	100.0%	$36,069	100.0%	205	17,180

(1)  We have leased or mortgage investments in 30 states to 50 different operators.

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

For the six months ended June 30, 2007, rental income and interest income from mortgage loans represented 75% and 19%, respectively, of total gross revenues.   Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.

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

Key Transactions

During the six months ended June 30, 2007, we invested $2.6 million under agreements to expand and renovate 12 properties operated by seven different operators.  The total commitment under these agreements is $9.2 million, of which $7.7 million had been invested as of June 30, 2007.  These investments are at an average yield of 9.7%.

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

	Period Ended
	6/30/07	03/31/07	12/31/06	9/30/06	6/30/06
	(gross investment, in thousands)
Asset mix:
Real property	$491,133	$489,836	$488,287	$485,460	$476,541
Loans receivable	89,401	116,023	118,272	119,523	127,192

Investment mix:
Assisted living properties	$274,454	$274,398	$274,052	$273,711	$276,720
Skilled nursing properties	293,060	318,441	319,487	318,252	313,993
School	13,020	13,020	13,020	13,020	13,020

Operator mix:
Alterra	$84,210	$84,210	$84,210	$84,194	$84,194
Preferred Care, Inc. (1)	84,551	80,910	80,506	72,422	71,969
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	323,739	352,705	353,809	360,333	359,536

Geographic mix:
California	$43,910	$44,170	$44,439	$44,697	$44,950
Florida	46,432	46,181	45,693	45,204	48,032
Ohio	53,685	53,480	53,210	52,838	52,488
Texas	95,871	96,516	96,947	97,339	97,636
Washington	27,764	27,846	27,925	28,002	20,952
Remaining states	312,872	337,666	338,345	336,903	339,675

(1)                      In October 2006 we entered into a lease termination agreement with Center Healthcare, Inc. relating to 25 skilled nursing properties.  As of November 1, 2006 these 25 properties are under one master lease with Preferred Care, Inc., which was later divided into two master leases.  Also, Preferred Care, Inc. leases a skilled nursing property under a separate lease agreement and operates seven skilled nursing properties securing six mortgage loans receivable we have with an unrelated third party and one mortgage loan receivable we have with Preferred Care.

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

	Three Months Ended
	6/30/07		03/31/07		12/31/06		9/30/06		6/30/06
Debt to book capitalization ratio	9.6%		9.6%		9.7%		11.6%		12.8%
Debt to market capitalization ratio	6.6%		6.0%		5.9%		7.7%		9.1%

Interest coverage ratio	14.4	x	13.7	x	10.4	x	8.9	x(1)	9.7x
Fixed charge coverage ratio	3.2	x	3.1	x	2.8	x	2.6	x(1)	2.8x

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

Operating Results

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues for the three months ended June 30, 2007, increased to $19.8 million from $18.6 million for the same period in 2006.  Rental income for the three months ended June 30, 2007, increased $1.7 million from the same period in 2006 primarily as a result of rental income from new properties ($0.5 million), straight-line rental income net of amortization of lease costs ($0.4 million), a new master lease entered into during the fourth quarter of 2006 ($0.4 million) and rental increases provided for in existing lease agreements ($0.4 million).  Same store rental income, properties owned for the three months ended June 30, 2007, and the three months ended June 30, 2006, and excluding straight-line rental income, increased $0.8 million due to rental increases provided for in existing lease agreements ($0.4 million) and a new master lease entered into during the fourth quarter of 2006 ($0.4 million).

Interest income from mortgage loans for the three months ended June 30, 2007, decreased $0.2 million from the same period in 2006 primarily due to payoffs.

Interest and other income for the three months ended June 30, 2007, decreased $0.3 million from the same period in 2006 primarily due to payoffs of notes and lower average cash balances invested partially offset by $0.4 million of additional interest income from the early redemption of $3.5 million face value of the Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes.

Interest expense for the three months ended June 30, 2007 was $0.6 million lower than the same period in 2006 due to a decrease in average debt outstanding during the period resulting from the payoff of mortgage loans and the senior participation payable.

Depreciation and amortization expense for the three months ended June 30, 2007 increased $0.2 million from the same period in 2006 due to acquisitions in the second half of 2006 and capital improvements to existing properties.

Legal expenses were comparable for each of the three month periods ended June 30, 2007 and 2006.

Operating and other expenses were $0.6 million higher in the three months ended June 30, 2007 as compared to the same period in 2006 primarily as a result of the vesting of restricted stock ($0.4 million), post retirement healthcare benefits vesting during the period ($0.1 million) and an increase in miscellaneous public company costs ($0.1 million).

Minority interest expense was comparable for each of the three month periods ended June 30, 2007 and 2006.

During the three months ended June 30, 2006 we recognized $0.1 million in net income from discontinued operations relating to a property sold in 2006.  During the three months ended June 30, 2007 we had no discontinued operations.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues for the six months ended June 30, 2007, increased to $38.5 million from $36.7 million for the same period in 2006.  Rental income for the six months ended June 30, 2007, increased $3.4 million primarily as a result of rental income from new properties ($0.9 million), straight-line rental income net of amortization of lease costs ($0.8 million), a new master lease entered into during the fourth quarter of 2006 ($0.9 million) and rental increase provided for in existing lease agreements ($0.8 million).  Same store rental income, properties owned for the six months ended June 30, 2007, and the six months ended June 30, 2006, and excluding straight-line rental income, increased $1.7 million due to rental increases provided for in existing lease agreements ($0.8 million) and a new master lease entered into during the fourth quarter of 2006 ($0.9 million).

Interest income from mortgage loans decreased $1.1 million from the prior year primarily due payoffs.

Interest and other income for the six months ended June 30, 2007, decreased $0.5 million from the same period in 2006 primarily due to payoffs of notes and lower average cash balances invested partially offset by $0.4 million of additional interest income from the early redemption of $3.5 million face value of the SHG Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes.

Interest expense for the six months ended June 30, 2007 decreased $1.2 million from the comparable period in 2006, due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans and the senior participation payable.

Depreciation and amortization expense for the six months ended June 30, 2007 increased $0.2 million from the six months ended June 30, 2006 due to acquisitions in 2006 and capital improvements to existing properties.

Legal expenses were comparable for each of the six month periods ended June 30, 2007 and 2006.

Operating and other expenses were $0.8 million higher in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily as a result of the vesting of restricted stock ($0.5 million), post retirement healthcare benefits vesting during the period ($0.1 million), an increase in franchise taxes from various states ($0.1 million), non-recurring accounting fees related to the IRS settlement agreement and an increase in miscellaneous public company costs ($0.1 million).  See Note 1. Summary of Significant Accounting Policies-Federal Income Taxes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussions of the IRS settlement.

Minority interest expense was comparable for each of the six month periods ended June 30, 2007 and 2006.

During the six months ended June 30, 2007, we recognized a $0.1 million gain related to the sale of one closed and previously impaired skilled nursing property.  During the six months ended June 30, 2006 we recognized a $31.9 million gain on the sale of four assisted living properties and income from discontinued operations of $0.7 million.

Liquidity and Capital Resources

At June 30, 2007, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $491.1 million invested primarily in owned long-term care properties and mortgage loans of approximately $89.4 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 109 skilled nursing properties, 94 assisted living properties and two schools in 30 states.  For the six months ended June 30, 2007, we had net cash provided by operating activities of $29.6 million.

For the six months ended June 30, 2007, we had net cash provided by investing activities of $31.2 million.  We invested $2.6 million at an average yield of 9.7% under agreements to expand and renovate 12 properties operated by seven different operators.  We also sold a closed, previously impaired skilled nursing property to a third party for $0.2 million.  As a result of the sale, we recognized a net gain of $0.1 million.  Additionally, we invested $0.3 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the six months ended June 30, 2007, we received $29.0 million in principal payments on mortgage loans including $26.7 million related to the payoff of eight mortgage loans secured by eleven skilled nursing properties in various states.  Additionally, during the six months ended June 30, 2007, we received $0.9 million in principal payments on notes receivable.  Also, during the six months ended June 30, 2007 we received $4.0 million from the early redemption of $3.5 million face value of the SHG Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes ($3.9 million) and accrued interest ($0.1 million).  Subsequent to June 30, 2007 we received $1.0 million plus accrued interest related to the payoff of two mortgage loans secured by two skilled nursing properties located in various states.

For the six months ended June 30, 2007, we used $27.2 million of cash in financing activities.  We paid $1.0 million in principal payments on mortgage loans payable.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $1.6 million, $0.2 million and $6.7 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $17.7 million.  In July 2007, we declared a monthly cash dividend of $0.125 per common share per month for the months of July, August and September 2007, payable on July 31, August 31 and September 28, 2007, respectively, to stockholders of record on July 23, August 23 and September 20, 2007, respectively.

During the six months ended June 30, 2007, we received $0.2 million in conjunction with the exercise of 30,000 stock options.  The total market value as of the dates of exercise was approximately $0.8 million.  In June 2007 our Board terminated the existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities.  Subsequent to June 30, 2007, and as of August 6, 2007, we repurchased and retired 383,400 shares of common stock for an aggregate purchase price of $8.1 million at an average purchase price of $21.03 per share.  The shares were purchased on the open market under the Board authorization discussed above.  Therefore, we continue to have an open Board authorization to purchase an additional 4,616,600 shares.

During the six months ended June 30, 2007, holders of 13,161 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 26,322 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Subsequent June 30, 2007, holders of 12,700 shares of our Series E preferred stock elected to convert such shares into 25,400 shares of common stock.  Subsequent to this most recent conversion, there are 167,783 shares of our Series E preferred stock outstanding.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2007, only $5.1 million of our debt was at a variable interest rate.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rent we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see

“Allowance for Loan Losses” below).  During the six months ended June 30, 2007, we recorded $2.4 million in straight-line rent.  At June 30, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $8.2 million.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the six months ended June 30, 2007, we recorded a $0.4 million decrease in our allowance for loan losses.  At June 30, 2007, the allowance for loan losses balance was $0.9 million.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the six months ended June 30, 2007 we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the six months ended June 30, 2007, we recorded depreciation and amortization expense of $7.1 million.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2006.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Readers are cautioned that statements contained in this section “Quantitative and Qualitative Disclosures About Market Risk” are forward looking and should be read in conjunction with the disclosure under the heading “Risk Factors” set forth below.

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt.  Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments.  The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of June 30, 2007.

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

At June 30, 2007, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable using an 8.5% discount rate was approximately $99.0 million.  A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.3 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.5 million.  A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2000, our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock on the open market.  This authorization does not expire until 5,000,000 have been repurchased or the board terminates its authorization.  Under this authorization we did not repurchase any shares of our common stock during the six months ended June 30, 2007.  An aggregate of 2,604,393 shares of common stock have been purchased under this authorization. On June 21, 2007 our Board of Directors terminated the existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock on the open market.  This authorization does not expire until 5,000,000 have been repurchased or the board terminates its authorization.  Subsequent to June 30, 2007, and as of August 6, 2007, we repurchased 383,400 shares of our common stock.  Therefore, as of August 6, 2007, we continue to have an open Board authorization to purchase an additional 4,616,600 shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 15, 2007 (Annual Meeting) in Westlake Village, California.  At the Annual Meeting, the following matters were considered and voted upon:

Proposal No. 1:  To elect five directors to serve on the Board of Directors for the ensuing year or until the election and qualification of their respective successors.

At the Annual Meeting Andre C. Dimitriadis, Boyd Hendrickson, Edmund C. King, Wendy Simpson and Timothy J. Triche, M.D. were re-elected as directors to serve for a one-year term until the 2008 Annual Meeting of Stockholders.  Voting at the Annual Meeting for Proposal No. 1 was as follows:

Director Nominee	Votes Cast For	Votes Against
Andre C. Dimitriadis	21,151,123	656,471
Boyd W. Hendrickson	20,949,827	857,767
Edmund C. King	21,533,461	274,133
Wendy L. Simpson	21,205,836	601,758
Timothy J. Triche, M.D.	21,856,231	221,364

Proposal No. 2:  To approve The 2007 Equity Participation Plan of LTC Properties, Inc.

At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
6,656,200	10,811,952	52,018	4,287,424

Proposal No. 3:  To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2007.

At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
21,006,362	766,828	34,404	—

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

10.1 +      Employment Agreement of T. Andrew Stokes dated June 8, 2007

10.2 +      Second Amendment to 2007 Amended and Restated Employment Agreement of Wendy Simpson, dated July 1, 2007

10.3 +      Second Amendment to 2007 Amended and Restated Employment Agreement of Andre Dimitriadis, dated July 1, 2007

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

+ Management contract or compensatory plan or arrangement in which an executive officer or director of the Registrant participates.

* Certification will not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 8, 2007	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial and Accounting Officer)