Form 10-Q
period 2007-09-30
LTC PROPERTIES INC
filed 2007-11-02
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐   No ☒

Shares of registrant’s common stock, $.01 par value, outstanding on October 26, 2007 – 22,932,130

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2007

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2007 - $112,579; 2006 - $102,091	$345,323	$351,148
Land	34,942	35,048
Mortgage loans receivable, net of allowance for loan losses: 2007 - $835 2006 - $1,280	85,665	116,992
Real estate investments, net	465,930	503,188
Other Assets:
Cash and cash equivalents	49,160	29,887
Debt issue costs, net	363	548
Interest receivable	2,349	3,170
Prepaid expenses and other assets	19,446	16,771
Notes receivable	3,387	4,264
Marketable securities	6,463	9,939
Total Assets	$547,098	$567,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—	$—
Mortgage loans payable	47,450	48,266
Bonds payable	5,130	5,545
Accrued interest	341	358
Accrued expenses and other liabilities	5,532	6,223
Distributions payable	3,408	3,423
Total Liabilities	61,861	63,815

Minority interest	3,518	3,518
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2007 – 8,805; 2006 – 8,834	208,636	209,341
Common stock: $0.01 par value; 45,000 shares authorized;
shares issued and outstanding: 2007 – 22,932; 2006 – 23,569	229	236
Capital in excess of par value	317,343	332,149
Cumulative net income	479,482	442,833
Other	996	1,693
Cumulative distributions	(524,967)	(485,818)
Total Stockholders’ Equity	481,719	500,434
Total Liabilities and Stockholders’ Equity	$547,098	$567,767

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$14,475	$13,152	$43,290	$38,536
Interest income from mortgage loans	2,628	3,613	9,882	11,935
Interest and other income	1,143	1,366	3,596	4,317
Total revenues	18,246	18,131	56,768	54,788
Expenses:
Interest expense	1,234	1,783	3,717	5,434
Depreciation and amortization	3,618	3,521	10,734	10,388
Legal expenses	94	60	239	230
Operating and other expenses	1,793	2,250	5,320	4,965
Total expenses	6,739	7,614	20,010	21,017
Income before non-operating income and minority interest	11,507	10,517	36,758	33,771
Minority interest	(86)	(85)	(258)	(257)
Income from continuing operations	11,421	10,432	36,500	33,514
Discontinued operations:
Income from discontinued operations	—	59	—	769
Gain on sale of assets, net	—	619	149	32,557
Net income from discontinued operations	—	678	149	33,326
Net income	11,421	11,110	36,649	66,840
Preferred stock dividends	(4,226)	(4,301)	(12,699)	(12,916)
Net income available to common stockholders	$7,195	$6,809	$23,950	$53,924
Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends:
Basic	$0.31	$0.26	$1.02	$0.88
Diluted	$0.31	$0.26	$1.01	$0.88
Net Income per Common Share from Discontinued Operations:
Basic	$—	$0.03	$0.01	$1.43
Diluted	$—	$0.03	$0.01	$1.40
Net Income per Common Share Available to Common Stockholders:
Basic	$0.31	$0.29	$1.02	$2.31
Diluted	$0.31	$0.29	$1.02	$2.18
Basic weighted average shares outstanding	23,105	23,319	23,370	23,316
Comprehensive income
Net income	$11,421	$11,110	$36,649	$66,840
Unrealized gain on available-for-sale securities	—	86	—	260
Reclassification adjustment	(131)	(167)	(697)	(548)
Total comprehensive income	$11,290	$11,029	$35,952	$66,552

NOTE:  Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$36,649	$66,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	10,734	10,388
Depreciation and amortization – discontinued operations	—	52
Minority interest	258	257
Stock-based compensation expense	1,610	754
Straight-line rental income	(3,560)	(1,910)
Other non-cash items, net	(1,252)	(165)
Gain on sale of real estate investments, net	(149)	(32,557)
Decrease in accrued interest payable	(17)	(104)
Decrease (increase) in interest receivable	640	(388)
Net change in other assets and liabilities	(235)	(644)
Net cash provided by operating activities	44,678	42,523

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(4,568)	(16,496)
Proceeds from sale of real estate investments	158	54,035
Principal payments received on mortgage loans receivable	31,938	29,769
Investment in marketable equity securities	—	(1,440)
Proceeds from redemption of marketable debt securities	3,885	—
Advance under notes receivable	(40)	(1,375)
Principal payments received on notes receivable	1,003	711
Net cash provided by investing activities	32,376	65,204

FINANCING ACTIVITIES:
Borrowings under the line of credit	—	2,000
Repayments of borrowings under the line of credit	—	(18,000)
Mortgage principal payments on the senior mortgage participation	—	(9,126)
Principal payments on mortgage loans payable and bonds payable	(1,231)	(1,427)
Repurchase of common stock	(17,319)	(1,476)
Distributions paid to minority interests	(258)	(263)
Distributions paid to stockholders	(39,164)	(38,125)
Other	191	1,075
Net cash used in financing activities	(57,781)	(65,342)

Increase in cash and cash equivalents	19,273	42,385
Cash and cash equivalents, beginning of period	29,887	3,569
Cash and cash equivalents, end of period	$49,160	$45,954

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,549	$4,965
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	705	1,156
Property Exchange	—	3,410

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

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2006 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs. Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets. We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions. In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (i.e. asset appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for a full year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (or SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or financial position.

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

2.              Real Estate Investments

Owned Properties. At September 30, 2007, our investment in owned properties consisted of 62 skilled nursing properties with a total of 7,238 beds, 84 assisted living properties with a total of 3,744 units and one school in 23 states.

During the nine months ended September 30, 2007, we invested $3,531,000 under agreements to expand and renovate 18 properties operated by eight different operators. The total commitment under these agreements is $12,074,000, of which an aggregate of $8,626,000 had been invested as of September 30, 2007. These investments are at a weighted average yield of 9.8%. Also during the nine months ended September 30, 2007 we sold a closed, previously impaired skilled nursing property to a third party for a purchase price of $166,000. As a result of the sale, we recognized a net gain of $149,000 during the nine months ended September 30, 2007. Additionally, we invested $1,037,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2006, we acquired a 100-bed skilled nursing property located in Arizona with a fair market value of approximately $3,410,000 in exchange for a 174-bed skilled nursing property in Arizona. The sale of the 174-bed skilled nursing property resulted in a gain of $619,000. During the nine months ended September 30, 2006, we acquired three skilled nursing properties located in Ohio with a total of 150 beds for $6,397,000. Additionally, we purchased a 123-bed skilled nursing property located in Washington for $7,124,000.

During the nine months ended September 30, 2006, we sold four assisted living properties with a total of 431 units located in four states to an entity formed by the principals of Sunwest Management Inc. (or Sunwest). We recognized a gain of $31,938,000 on the sale and received total net proceeds of $54,542,000, after paying closing costs and a $3,840,000 8.75% State of Oregon bond obligation related to one of the properties sold. In 2005 we sold an option to purchase these four properties to Sunwest for $2,000,000. In exchange for the right to purchase the properties for $58,500,000, we received $500,000 in cash and a note receivable for $1,500,000. The proceeds from the sale of the purchase option were applied to the proceeds of the sale of the four properties.

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental income	$—	$69	$—	$748
Interest and other income	—	—	—	97
Interest expense	—	—	—	(17)
Depreciation and amortization	—	(3)	—	(52)
Operating and other expenses	—	(7)	—	(7)
Income from discontinued operations	$—	$59	$—	$769

Mortgage Loans. At September 30, 2007, we had investments in 48 mortgage loans secured by first mortgages on 44 skilled nursing properties with a total of 5,198 beds, 10 assisted living properties with 705 units and one school located in 15 states. At September 30, 2007, the mortgage loans had interest rates ranging from 7.0% to 13.4% and maturities ranging from 2008 to 2019. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the nine months ended September 30, 2007, we received $28,508,000 plus accrued interest related to the payoff of 11 mortgage loans secured by 14 skilled nursing properties located in various states. We also received $3,430,000 in regularly scheduled principal payments. Subsequent to September 30, 2007 we originated two mortgage loans with the same borrower on two skilled nursing properties in Texas. One loan for $4,000,000 is secured by a first trust deed on a property with 230 licensed beds of which 172 beds are Medicaid licensed. The other loan for $2,200,000 is secured by a first trust deed on a property with 117 licensed beds of which 114 beds are Medicaid licensed. Both are 10-year loans at an interest rate of 9.75% with a 20-year amortization. The borrower has entered into separate operating leases with one of our existing operators.

3.              Notes Receivable

During the nine months ended September 30, 2007, we received $1,003,000 and funded $40,000 in principal payments under various loans and line of credit agreements with certain operators.

4.              Marketable Securities

At December 31, 2006, we had an investment in $10,000,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

During the nine months ended September 30, 2007 SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest. As a result of this early redemption, we recognized additional interest income of $385,000.

One of our board members is the chief executive officer of SHG. We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

At September 30, 2007, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement and the full amount was available for borrowing. During the nine months ended September 30, 2007, pricing under the Unsecured Revolving Credit Agreement based on our borrowing election was Prime Rate plus 0.50% or LIBOR plus 1.50%.

6.              Stockholders’ Equity

Preferred Stock. During the nine months ended September 30, 2007 holders of 28,209 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 56,418 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 330,870 at September 30, 2007.

Common Stock. During the nine months ended September 30, 2007 a total of 34,000 stock options were exercised at a total option value of $191,000 and a total market value as of the dates of exercise of $883,000. In June 2007 our Board terminated the existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities. During the nine months ended September 30, 2007 we repurchased and retired 825,956 shares of common stock for an aggregate purchase price including commissions paid of $17,319,000 at an average cost of $20.97 per share. The shares were purchased on the open market under the Board authorization discussed above. Therefore, we continue to have an open Board authorization to purchase an additional 4,174,044 shares.

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2007				Nine months ended September 30, 2006
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$2,454		$2,454		$2,454		$2,454
Series E	285		300		502		526
Series F	9,960		9,960		9,960		9,960
	12,699		12,714		12,916		12,940
Common Stock	26,450	(1)	26,450	(1)	16,802	(2)	25,185	(3)

Total	$39,149	(4)	$39,164	(4)	$29,718	(4)	$38,125	(4)

(1)	Represents $0.125 per share per month for the nine months ended September 30, 2007.
(2)

Represents $0.12 per share per month for the second and third quarters of 2006. Common dividends for the first quarter of 2006 were declared in December 2005. Common dividends for the fourth quarter of 2006 were declared subsequent to September 30, 2006.

(3)	Represents $0.12 per share per month for the nine months ended September 30, 2006.
(4)	The difference between declared and paid is the change in distributions payable on the balance sheet at September 30 and December 31.

In October 2007, we declared a monthly cash dividend of $0.125 per common share per month for the months of October, November and December 2007, payable on October 31, November 30 and December 29, 2007, respectively, to stockholders of record on October 23, November 21 and December 21, 2007, respectively.

Other Equity. Other equity consists of accumulated comprehensive income of $996,000 and $1,693,000 at September 30, 2007 and December 31, 2006, respectively. This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool. This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool. See Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the repurchase of the loans underlying our investment in REMIC Certificates.

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

During the three and nine months ended September 30, 2007, $35,000 and $70,000 of compensation expense was recognized related to the vesting of stock options. During the three and nine months ended September 30, 2006, $13,000 and $38,000 of compensation expense was recognized related to the vesting of stock options. During the nine months ended September 30, 2007, 174,500 options to purchase common stock were issued at an exercise price of $23.79 and vest ratably over a three-year period. Also during the nine months ended September 30, 2007, 30,000 options to purchase common stock were issued at an exercise price of $23.47 and vest ratably over a three-year period. No stock options were issued during the three or nine months ended September 30, 2006. At September 30, 2007, the total number of stock options that are scheduled to vest through December 31, 2007, 2008, 2009 and 2010 is 0, 73,163, 68,167, and 68,170, respectively. We have no stock options outstanding that are scheduled to vest beyond 2010. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2007, 2008, 2009 and 2010 is $39,000, $142,000, $140,000, and $59,000, respectively.

During the nine months ended September 30, 2007 we granted 40,000 shares of restricted common stock at $25.98 per share, 46,500 shares of restricted common stock at $23.79 per share, and 12,000 shares of restricted common stock at $23.47 per share. These shares vest ratably over a three-year period. Also during the nine months ended September 30, 2007 we extended the vesting of 27,120 shares of unvested restricted stock to align the vesting dates with the 40,000 share grant previously discussed. The impact on future compensation expense we will recognize related to this vesting modification is immaterial. Additionally, during the nine months ended September 30, 2007 we modified the vesting of 54,960 shares of unvested restricted stock by accelerating the vesting so that the 54,960 shares vest ratably from March through December 2007. Prior to this modification the shares were vesting in two traunches ratably over two and three years, respectively. The accelerated compensation expense we will recognize related to this vesting acceleration is $551,000 in 2007. During the three and nine months ended September 30, 2007, $596,000 and $1,540,000 of compensation expense was recognized related to the vesting of restricted stock, respectively. During the three and nine months ended September 30, 2006, we recognized $237,000 and $716,000 of compensation expense related to the vesting of restricted stock, respectively.

Total shares available for future grant under the 2004 Stock Option Plan and the 1998 Equity Participation Plan as of September 30, 2007 were 265,500 and 9,350, respectively. There are no remaining shares available for grant under the 2004 Restricted Stock Plan.

7.              Commitments and Contingencies

At September 30, 2007, we had the following commitments outstanding:

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

We committed to provide Preferred Care, Inc. (or Preferred Care) $3,000,000 for capital improvements on 25 of the skilled nursing properties they lease from us under two master leases. As of September 30, 2007 we funded $1,128,000 under this agreement. We also committed to invest up to $7,000,000 on specific projects on four skilled nursing properties they lease from us. The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including capitalized interest during construction for two specific projects or (b) our periodic funding plus the related capitalized interest on each advance from the date funded through the end of the month for two specific projects. As of September 30, 2007 we funded $662,000 under this agreement. These commitments expire on March 31, 2010.

We committed to provide a lessee of a skilled nursing property accounts receivable financing. The loan has a credit limit not to exceed $75,000 and an interest rate of 10%. The commitment matures on June 30, 2008. As of September 30, 2007, we had funded $63,000 under this agreement. Subsequent to September 30, 2007, we funded an additional $4,000 under this agreement. We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property. The lessee’s minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. As of September 30, 2007 we funded $95,000 under this agreement.

We committed to provide a lessee of three skilled nursing properties with the following:  (i) up to $260,000 to invest in capital improvements to a property they lease from us; (ii) up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%; and (iii) up to $3,000,000 to purchase land, construct and equip a new property in the general vicinity of an existing property they lease from us with a corresponding increase in the minimum rent of 11% multiplied by the amount funded plus capitalized interest costs associated with the construction of the new property. These commitments expire on November 1, 2008. As of September 30, 2007 no funds have been requested under these agreements. Subsequent to September 30, 2007, we funded $158,000 under this commitment.

We committed to provide a lessee accounts receivable financing on three skilled nursing properties. The loan has a credit limit not to exceed $450,000, and interest rate of 8.75%, and matures on June 30, 2008. As of September 30, 2007 we funded $250,000 under this agreement.

We committed to provide a lessee with $1,050,000 to invest in capital improvements on an assisted living property. The minimum rent increases by the previous month’s capital funding multiplied by 8% on the first $1,000,000 advanced and multiplied by 10% on the final $50,000 advanced. The commitment will mature in February 2008. As of September 30, 2007 we funded $998,000 under this agreement.

We committed to provide a lessee with $800,000 to invest in capital improvements to five skilled nursing properties they lease from us. The commitment includes interest capitalized at 10% on each advance made from the disbursement date until the final distribution of the commitment. The capital improvements must be completed by January 31, 2008. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. As of September 30, 2007 we funded $46,000 under this agreement.

We committed to provide a lessee of a skilled nursing property $2,200,000 to invest in leasehold improvements to the property they lease from us. The commitment includes interest capitalized at 10% on each advance made from each disbursement date until final distribution of the commitment. The leasehold improvements were completed on August 31, 2007. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. As of September 30, 2007 we funded $1,810,000 under this agreement.

We committed to provide a lessee with $2,000,000 to renovate, equip and reopen an existing closed building as part of a skilled nursing property they lease from us. The commitment includes interest capitalized at 10.25% on each advance made from each disbursement date until the final distribution of the commitment. The renovation must be completed by July 31, 2008. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10.25%. As of September 30, 2007 we funded $240,000 under this agreement.

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

Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the six months ended June 30, 2007 per the operators’ public filings (in thousands). Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT	ALC	Brookdale
	(in thousands)	(in thousands)	(in thousands)

Current assets	$399,974	$52,738	$299,784
Non-current assets	931,415	404,040	4,554,700
Current liabilities	253,666	42,461	508,733
Non-current liabilities	1,085,834	90,603	2,715,429
Stockholders’ (deficit) equity	(8,111)	323,714	1,630,322

Gross revenue	900,750	114,947	905,244
Operating expenses	794,083	98,522	934,198
Income(loss) from continuing operations	47,288	8,899	(53,815)
Net income (loss)	43,675	8,899	(53,815)

Cash provided by operations	53,681	26,557	84,910
Cash used in investing activities	(5,379)	(8,066)	(239,062)
Cash provided by (used in) financing activities	80,385	(3,847)	167,347

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filing and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.8%, or $64,449,000, of our total assets at September 30, 2007 and 15.7% of rental revenue and interest income recognized as of September 30, 2007 excluding the effects of straight-line rent.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.7%, or $63,774,000, of our total assets at September 30, 2007 and 14.9% of rental revenue and interest income recognized as of September 30, 2007 excluding the effects of straight-line rent.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,062 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 11.9%, or $65,086,000, of our total assets at

September 30, 2007 and 14.9% of rental revenue and interest income recognized as of September 30, 2007 excluding the effects of straight-line rent.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$11,421	$11,110	$36,649	$66,840
Preferred stock dividends	(4,226)	(4,301)	(12,699)	(12,916)
Net income for basic net income per share	7,195	6,809	23,950	53,924
Effect of dilutive securities:
Convertible preferred stock	88	163	285	2,956
Convertible limited partnership units	—	—	—	257
Net income for diluted net income per share	$7,283	$6,972	$24,235	$57,137

Shares for basic net income per share	23,105	23,319	23,370	23,316
Effect of dilutive securities:
Stock options and restricted stock	114	41	64	51
Convertible preferred stock	331	613	358	2,630
Convertible limited partnership units	—	—	—	202
Shares for diluted net income per share	23,550	23,973	23,792	26,199

Basic net income per share	$0.31	$0.29	$1.02	$2.31
Diluted net income per share	$0.31	$0.29	$1.02	$2.18

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc. a self-administered health care real estate investment trust (or REIT) commenced operations in 1992. We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. The following table summarizes our portfolio as of September 30, 2007:

Type of Property	Gross Investments (in thousands)	Percentage of Investments	For the nine months ended 9/30/07 Rental Income (in thousands)	For the nine months ended 9/30/07 Interest Income from Mortgage Loans (in thousands)	Number of Properties	Number of Beds/Units	Investment per Bed/Unit (in thousands)	Number of Operators (1)	Number of States (1)
Assisted Living Facilities	$274,428	47.4%	$21,649	$2,183	94	4,449	$61.68	9	22
Skilled Nursing Facilities	291,896	50.4%	20,783	7,469	106	12,436	$23.47	40	19
Schools	13,020	2.2%	858	230	2	N/A	N/A	2	2
Totals	$579,344	100.0%	$43,290	$9,882	202	16,885

(1)  We have leased or mortgage investments in 29 states to 48 different operators.

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

For the nine months ended September 30, 2007, rental income and interest income from mortgage loans represented 76% and 17%, respectively, of total gross revenues. Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in accordance with SFAS No. 13. “Accounting for Leases.”  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time. For the nine months ended September 30, 2007 we recorded $3.6 million in straight-line rent. Straight-line rent on a same store basis will decrease from $4.7 million for projected annual 2007 to $3.5 million for projected annual 2008 assuming no new leased investments are added to our portfolio. During the nine months ended September 30, 2007 we received $40.2 million of cash rental revenue and recorded $0.5 million of lease inducement cost.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

Key Transactions

During the nine months ended September 30, 2007, we invested $3.5 million under agreements to expand and renovate 18 properties operated by eight different operators. The total commitment under these agreements is $12.1 million, of which an aggregate of $8.6 million had been invested as of September 30, 2007. These investments are at an average yield of 9.8%. Additionally, we invested $17.3 million during the quarter ended September 30, 2007 to purchase a total of 825,956 shares of LTC’s common stock. These purchases were made on the open market at an average cost of $20.97 per share pursuant to a 5,000,000 share repurchase program authorized by the Board in June 2007.

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

	Period Ended
	9/30/07	6/30/07	03/31/07	12/31/06	9/30/06
	(gross investment, in thousands)
Asset mix:
Real property	$492,844	$491,133	$489,836	$488,287	$485,460
Loans receivable	86,500	89,401	116,023	118,272	119,523

Investment mix:
Assisted living properties	$274,428	$274,454	$274,398	$274,052	$273,711
Skilled nursing properties	291,896	293,060	318,441	319,487	318,252
School	13,020	13,020	13,020	13,020	13,020

Operator mix:
Alterra	$84,210	$84,210	$84,210	$84,210	$84,194
Preferred Care, Inc. (1)	85,326	84,551	80,910	80,506	72,422
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	321,774	323,739	352,705	353,809	360,333

Geographic mix:
California	$42,722	$43,910	$44,170	$44,439	$44,697
Florida	46,444	46,432	46,181	45,693	45,204
Ohio	53,943	53,685	53,480	53,210	52,838
Texas	95,768	95,871	96,516	96,947	97,339
Washington	27,680	27,764	27,846	27,925	28,002
Remaining states	312,787	312,872	337,666	338,345	336,903

(1)                      In October 2006 we entered into a lease termination agreement with Center Healthcare, Inc. relating to 25 skilled nursing properties. As of November 1, 2006 these 25 properties are under one master lease with Preferred Care, Inc., which was later divided into two master leases. Also, Preferred Care, Inc. leases one skilled nursing property under a separate lease agreement and operates seven skilled nursing properties securing five mortgage loans receivable we have with an unrelated third party and two mortgage loan receivable we have with Preferred Care.

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

	Three Months Ended
	9/30/07		6/30/07		03/31/07		12/31/06		9/30/06
Debt to book capitalization ratio	9.8%		9.6%		9.6%		9.7%		11.6%
Debt to market capitalization ratio	6.6%		6.6%		6.0%		5.9%		7.7%

Interest coverage ratio	13.3	x	14.4	x	13.7	x	10.4	x	8.9	x(1)
Fixed charge coverage ratio	3.0	x	3.2	x	3.1	x	2.8	x	2.6	x(1)

(1)                      As a result of including a one time $1.0 million IRS settlement in the annualized calculation of coverage ratios, our ratios were lower than as of twelve months ended December 31, 2006. Excluding this charge, our Interest Coverage ratio would have been 9.4x and our Fixed Charge ratio would have been 2.8x.

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

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital.

Operating Results

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues for the three months ended September 30, 2007 increased to $18.2 million from $18.1 million for the same period in 2006. Rental income for the three months ended September 30, 2007 increased $1.3 million from the same period in 2006 primarily as a result of rental income from new properties ($0.1 million), straight-line rental income net of amortization of lease costs ($0.4 million), a new master lease entered into during the fourth quarter of 2006 ($0.4 million) and rental increases provided for in existing lease agreements ($0.4 million). Same store rental income, properties owned for the three months ended September 30, 2007, and the three months ended September 30, 2006, and excluding straight-line rental income, increased $0.8 million due to rental increases provided for in existing lease agreements ($0.4 million) and a new master lease entered into during the fourth quarter of 2006 ($0.4 million).

Interest income from mortgage loans for the three months ended September 30, 2007 decreased $1.0 million from the same period in 2006 primarily due to payoffs.

Interest and other income for the three months ended September 30, 2007 decreased $0.2 million from the same period in 2006 primarily due to payoffs of notes and the early redemption of $3.5 million face value of the Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes.

Interest expense for the three months ended September 30, 2007 was $0.5 million lower than the same period in 2006 due to a decrease in average debt outstanding during the period resulting from the payoff of mortgage loans.

Depreciation and amortization expense for the three months ended September 30, 2007 increased $0.1 million from the same period in 2006 due to acquisitions in the second half of 2006 and capital improvements to existing properties.

Legal expenses were comparable for each of the three month periods ended September 30, 2007 and 2006.

Operating and other expenses were $0.5 million lower in the three months ended September 30, 2007 as compared to the same period in 2006 due to a $1.0 million accrual related to an Internal Revenue Services (“IRS”) settlement in the third quarter of 2006 partially offset by increases related to the vesting of restricted stock and stock options ($0.4 million) and post retirement healthcare benefits vesting during the period ($0.1 million).  See Note 1. Summary of Significant Accounting Policies-Federal Income Taxes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussions of the IRS settlement.

statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussions of the IRS settlement.

Minority interest expense was comparable for each of the three month periods ended September 30, 2007 and 2006.

During the three months ended September 30, 2006 we recognized a $0.6 million gain on the sale of a skilled nursing property and $0.1 million in net income from discontinued operations relating to a property sold in 2006. During the three months ended September 30, 2007 we had no discontinued operations.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues for the nine months ended September 30, 2007 increased to $56.8 million from $54.8 million for the same period in 2006. Rental income for the nine months ended September 30, 2007 increased $4.8 million primarily as a result of rental income from new properties ($1.1 million), straight-line rental income net of amortization of lease costs ($1.2 million), a new master lease entered into during the fourth quarter of 2006 ($1.3 million) and rental increase provided for in existing lease agreements ($1.2 million). Same store rental income, properties owned for the nine months ended September 30, 2007, and the nine months ended September 30, 2006, and excluding straight-line rental income, increased $2.5 million due to rental increases provided for in existing lease agreements ($1.2 million) and a new master lease entered into during the fourth quarter of 2006 ($1.3 million).

Interest income from mortgage loans decreased $2.1 million from the prior year primarily due to payoffs.

Interest and other income for the nine months ended September 30, 2007 decreased $0.7 million from the same period in 2006 primarily due to payoffs of notes ($0.4 million), decrease in interest and dividend income from our investment in marketable securities ($0.1 million) and prepayment premiums received in conjunction with mortgage loans that paid off early in 2006 ($0.5 million) partially offset by an increase in temporary investment income resulting from higher cash balances ($0.3 million).

Interest expense for the nine months ended September 30, 2007 decreased $1.7 million from the comparable period in 2006 due to a decrease in average borrowings outstanding during the period as a result of the payoff of mortgage loans.

Depreciation and amortization expense for the nine months ended September 30, 2007 increased $0.3 million from the nine months ended September 30, 2006 due to acquisitions in 2006 and capital improvements to existing properties.

Legal expenses were comparable for each of the nine month periods ended September 30, 2007 and 2006.

Operating and other expenses were $0.3 million higher in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily as a result of the vesting of restricted stock and stock options ($0.9 million), post retirement healthcare benefits vesting during the period ($0.2 million), an increase in franchise taxes from various states ($0.1 million), non-recurring accounting fees related to the IRS settlement agreement and an increase in miscellaneous public company costs ($0.1 million) partially offset by the $1.0 million accrual related the IRS settlement in 2006 . See Note 1. Summary of Significant Accounting Policies-Federal Income Taxes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussions of the IRS settlement.

Minority interest expense was comparable for each of the nine month periods ended September 30, 2007 and 2006.

During the nine months ended September 30, 2007, we recognized a $0.1 million gain related to the sale of one closed and previously impaired skilled nursing property. During the nine months ended September 30, 2006 we recognized a $32.6 million gain on the sale of four assisted living properties and a skilled nursing property and income from discontinued operations of $0.8 million.

Liquidity and Capital Resources

At September 30, 2007, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $492.8 million invested primarily in owned long-term care properties and mortgage loans of approximately $86.5 million (prior to deducting a $0.8 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 106 skilled nursing properties, 94 assisted living properties and two schools in 29 states. For the nine months ended September 30, 2007, we had net cash provided by operating activities of $44.7 million.

For the nine months ended September 30, 2007 we recorded $3.6 million in straight-line rent in accordance with SFAS No. 13. “Accounting for Leases.”  Straight-line rent on a same store basis will decrease from $4.7 million for projected annual 2007 to $3.5 million for projected annual 2008 assuming no new leased investments are added to our portfolio. During the nine months ended September 30, 2007 we received $40.2 million of cash rental revenue and recorded $0.5 million of lease inducement cost.

For the nine months ended September 30, 2007, we had net cash provided by investing activities of $32.4 million. We invested $3.5 million at an average yield of 9.8% under agreements to expand and renovate 18 properties operated by eight different operators. We also sold a closed, previously impaired skilled nursing property to a third party for $0.2 million. As a result of the sale, we recognized a net gain of $0.1 million. Additionally, we invested $1.1 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2007, we received $31.9 million in principal payments on mortgage loans including $28.5 million related to the payoff of eleven mortgage loans secured by fourteen skilled nursing properties in various states. Additionally, during the nine months ended September 30, 2007, we received $1.0 million in principal payments on notes receivable. Also, during the nine months ended September 30, 2007 we received $3.9 million from the early redemption of $3.5 million face value of the SHG Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes. Subsequent to September 30, 2007 we originated two mortgage loans with the same borrower on two skilled nursing properties in Texas. One loan for $4.0 million is secured by a first trust deed on a property with 230 licensed beds of which 172 beds are Medicaid licensed. The other loan for $2.2 million is secured by a first trust deed on a property with 117 licensed beds of which 114 beds are Medicaid licensed. Both are 10-year loans at an interest rate of 9.75% with a 20-year amortization. The borrower has entered into separate operating leases with one of our existing operators

For the nine months ended September 30, 2007, we used $57.8 million of cash in financing activities. We paid $1.2 million in principal payments on mortgage loans payable. We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $2.5 million, $0.3 million and $10.0 million, respectively. Additionally, we declared and paid cash dividends on our common stock totaling $26.4 million. In October 2007, we declared a monthly cash dividend of $0.125 per common share per month for the months of October, November and December 2007, payable on October 31, November 30 and December 29, 2007, respectively, to stockholders of record on October 23, November 21 and December 21, 2007, respectively.

During the nine months ended September 30, 2007, we received $0.2 million in conjunction with the exercise of 34,000 stock options. The total market value as of the dates of exercise was approximately $0.9 million. In June 2007 our Board terminated the existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities. During the nine months ended September 30, 2007 we repurchased and retired 825,956 shares of common stock for an aggregate purchase price including commissions paid of $17.3 million at an average cost of $20.97 per share. The shares were purchased on the open market under the Board authorization discussed above. Therefore, we continue to have an open Board authorization to purchase an additional 4,174,044 shares.

During the nine months ended September 30, 2007, holders of 28,209 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 56,418 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 330,870 at September 30, 2007.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases. Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase. As of September 30, 2007, only $5.1 million of our debt was at a variable interest rate.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our current borrowing capacity and (based on market conditions) our ability to issue debt and equity securities are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue. If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset. The ultimate amount of straight-line rent we realize could be less than amounts recorded. If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below). During the three and nine months ended September 30, 2007, we recorded $1.2 million and $3.6 million, respectively, in straight-line rent. At September 30, 2007 and December 31, 2006, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $9.3 million and $5.8 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property. During the three and nine months ended September 30, 2007, we recorded a $0 and $0.4 million decrease in our allowance for loan losses, respectively. At September 30, 2007 and December 31, 2006, the allowance for loan losses balance was $0.8 million and $1.3 million, respectively.

Impairment of Long-Lived Assets. We review our long-lived assets for potential impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”   Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold). If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the nine months ended September 30, 2007 we did not recognize any impairment charges.

Depreciation and Useful Lives. Land, buildings and improvements are recorded at the lower of depreciated cost or fair value. The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates. We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future. For the three and nine months ended September 30, 2007, we recorded depreciation and amortization expense of $3.6 million and $10.7 million, respectively.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of September 30, 2007.

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

At September 30, 2007, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable using an 8.5% discount rate was approximately $95.8 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.2 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.4 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “should” or comparable terms or negatives thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government policy changes relating to the health care industry including changes in reimbursement levels under the Medicare and Medicaid programs, changes in reimbursement by other third party payors, the financial strength of the operators of our properties as it affects the continuing ability of such operators to meet their obligations to us under the terms of our agreements with our borrowers and operators, the amount and the timing of additional investments, access to capital markets and changes in tax laws and regulations. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2006, including factors identified under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”  Finally, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in any forward-looking statements. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of our common stock purchased and the average price paid per share for each month in the three months ended September 30, 2007 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 – July 31, 2007	346,400	$21.06	346,400	4,653,600
August 1 –August 31, 2007	424,956	$20.68	424,956	4,228,644
September 1 – September 30, 2007	54,600	$21.91	54,600	4,174,044
Total (c)	825,956	$20.92	825,956

(a)

The average price paid per share reflected in the table does not include any commissions paid by us in connection with the repurchase of stock. As of September 30, 2007 we had repurchased 825,956 of our common stock at an average cost of $20.97 per share, inclusive of commissions, for an aggregate purchase price including commissions paid of $17,319,000 since inception of our existing share repurchase program.

(b)

On June 21, 2007 our Board of Directors terminated our prior share repurchase program originally approved on October 30, 2000 and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock on the open market. This authorization does not expire until 5,000,000 shares of our common stock have been repurchased or the Board terminates its authorization. This authorization has no expiration date.

(c)

All shares were repurchased pursuant to our existing share repurchase program. As of September 30, 2007 we had repurchased 825,956 shares of our common stock at an average price of $20.92 per share, exclusive of commissions, for an aggregate purchase price excluding commissions paid of $17,278,000 since inception of our existing share repurchase program, and we continue to have an open Board authorization to purchase an additional 4,174,044 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

LTC PROPERTIES, INC.
Registrant

Dated: November 2, 2007	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial and Accounting Officer)