Form 10-K
period 2007-12-31
LTC PROPERTIES INC
filed 2008-03-13
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $390,504,956 as of June 29, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of March 6, 2008 was 23,053,207.

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

PART I

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

        Owned Properties.    As of December 31, 2007, our investment in 23 states are in owned properties consisting of 61 skilled nursing properties with a total of 7,179 beds, 84 assisted living properties with a total of 3,744 units and one school, representing in aggregate a gross investment of approximately $492.9 million. Here and throughout this Form 10-K wherever we provide details of our properties' bed/unit count the number of beds/units applies to skilled nursing properties and assisted living residences only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the lessee/borrower to preserve the value of the property/collateral. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following operators accounted for more than 10% of our 2007 rental revenue excluding the effects of straight-line rent:

Lessee	Percent of Rental Revenue
Extendicare REIT and ALC	19.1%
Alterra Healthcare Corporation	18.1%
Preferred Care, Inc.	15.7%

        Mortgage Loans.    As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. See "Investment and Other Policies" in this section for further discussion. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description. At December 31, 2007 we had 50 mortgage loans secured by first mortgages on 47 skilled nursing properties with a total of 5,545 beds, 10 assisted living residences with 705 units and one school. These properties are located in 15 states.

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing long-term care properties. Also see "Government Regulation" below. Over the past three years (2005 through 2007), we invested approximately $44.3 million in mortgage loans and we acquired skilled nursing and assisted living properties for approximately $43.5 million. At this time, we anticipate completing some level of new investments in 2008. However, given the highly competitive environment for health care real estate acquisitions and mortgages, we can give no assurances that we will complete a significant level of new investments in 2008. We believe that our low debt levels, $90.0 million available under our unsecured revolving credit line and $42.6 million cash balance at December 31, 2007, will enable us to continue to invest during the current period of tightened credit markets.

        We believe that this competitive market has created an environment of very highly priced properties and low yielding mortgages. However, we expect that the recent deterioration in the credit markets should exert downward pressure on prices of long term care properties, although the lack of recent transaction volume makes it difficult to determine if this is occurring. During 2007 we hired a vice president of marketing whose focus is to increase our presence at the state and local levels through participation in various healthcare associations and trade shows. We believe that this expanded marketing effort will result in increased deal flow and potentially a greater level of new investments in 2008 and 2009. Since the competition from buyers in large transactions consisting of multiple property portfolios generally results in pricing that does not meet our investment criteria, our primary marketing efforts focus on single property transactions or small multiple property portfolios that complement our historic investments and are priced with yields in our historical range.

        Historically our investments have consisted of:

  •
  mortgage loans secured by long-term care properties;

  •
  fee ownership of long-term care properties that are leased to providers; or

  •
  participation in such investments indirectly through investments in real estate partnerships or other entities that themselves make direct investments in such loans or properties.

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

        For investments in long-term care properties we favor low cost per bed opportunities, whether in fee simple properties or in mortgages. In addition, with respect to skilled nursing properties, we attempt to invest in properties that do not have to rely on a high percentage of private-pay patients. We seek to invest primarily in properties that are located in suburban and rural areas of states. Prior to every investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional sub-acute services. In addition, we review the environmental reports, state survey and financial statements of the property before the investment is made. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

        We believe that assisted living facilities are an important sector in the long-term care market and our investments include direct ownership and mortgages secured by assisted living properties. For assisted living investments we have attempted to diversify our portfolio both geographically and across product levels. Thus, we believe that although the majority of our investments are in affordably priced units, our portfolio also includes upscale units in appropriate markets with certain operators.

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

        Prohibited Investments and Activities.    Our policies, which are subject to change by our Board of Directors without stockholder approval, impose certain prohibitions and restrictions on our investment practices or activities including prohibitions against:

  •
  investing in any junior mortgage loan unless by appraisal or other method, our Board of Directors determine that

    (a)
    the capital invested in any such loan is adequately secured on the basis of the equity of the borrower in the property underlying such investment and the ability of the borrower to repay the mortgage loan; or

    (b)
    such loan is a financing device we enter into to establish the priority of our capital investment over the capital invested by others investing with us in a real estate project;

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

        The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees of skilled nursing properties are generally derived from payments for patient care. Sources of such payments for skilled nursing facilities include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, and self-insured employers, as well as the patients themselves.

        A significant portion of the revenue of our skilled nursing facility borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. There have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in October 2007, after years of aggressive state Medicaid cost containment efforts, all states were able to increase Medicaid payments for at least some provider types in fiscal year 2007 and 49 states planned to increase rates for at least one provider group in 2008. Most states also continue to adopt new cost containment measures, however. In addition, many states are making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost controls for institutional providers. Spending on home and community-based services has risen from 13% of total Medicaid long-term care spending in 1990 to 41% of Medicaid long-term care spending in 2006. As states continue to respond to budget pressures, future reduction in state Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Likewise, the federal government periodically adopts legislative and/or regulatory policies designed to reduce federal Medicaid spending. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

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

        On August 4, 2005, the Centers for Medicare & Medicaid Services, commonly known as CMS, published a final rule updating Medicare skilled nursing facility prospective payment rates for fiscal year 2006, which began October 1, 2005. This update implemented refinements to the patient classification system and triggered the expiration of a temporary payment add-on for certain high-acuity patients, effective January 1, 2006. The final rule also adopted a 3.1% market basket increase for fiscal year 2006. On July 31, 2006, CMS published a notice updating Medicare skilled nursing facility prospective payment system rates for fiscal year 2007, which began October 1, 2006. Under the notice, skilled nursing facilities receive the full 3.1% market basket increase to rates, increasing Medicare payments to skilled nursing facilities by approximately $560.0 million for fiscal year 2007. On August 3, 2007, CMS published its final skilled nursing facility rates for fiscal year 2008, which began October 1, 2007. The rule, which CMS estimates will increase Medicare skilled nursing facility payments by $690 million, provides a 3.3% market basket update, continues a special adjustment to cover additional services required by skilled nursing facility residents with HIV/AIDS, and revises and rebases the SNF market basket.

        On February 4, 2008, the Bush Administration released its budget proposal for fiscal year 2009, which begins October 1, 2008. The proposal includes legislative and administrative proposals that, if implemented, would reduce Medicare spending by approximately $12.2 billion in fiscal year 2009 and $178 billion over five years. Among other things, the Administration proposes no inflation Medicare update for skilled nursing facilities in 2009 through 2011 and a -0.65 percent adjustment to the update annually thereafter. In addition, the budget proposes a "sequester" of -0.4 percent to all Medicare provider payments if general fund contributions exceed 45 percent of program spending; the sequester order would increase annually by -0.4 percent until general revenue funding is reduced to 45 percent. The budget also would move toward site-neutral post-hospital payments to limit perceived inappropriate incentives for five conditions commonly treated in both skilled nursing facilities and inpatient rehabilitation facilities. The Bush Administration also proposes to achieve budget savings by issuing regulations to adjust for case mix distribution in the Medicare skilled nursing facility payment system. In addition, the budget proposal would eliminate all bad debt reimbursements for unpaid beneficiary cost-sharing over four years. Many of the budget proposals policy changes would require Congressional approval to implement. Thus, while the federal government will not decrease Medicare payments to skilled nursing facilities in fiscal year 2008, the loss of revenues associated with potential future changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Legislative Developments

        Each year, legislation is proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are additional cost controls on the Medicare and Medicaid programs, health care provider cost-containment initiatives, health care coverage expansion for the uninsured, measures to prevent medical errors, limits on damages that could be claimed in physician malpractice lawsuits, and a "Patient Bill of Rights" to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our business.

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

Insurance

        It is our current policy, and we intend to continue this policy,that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance in the specific amounts required by our leases or mortgages because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long-term care facilities. Additionally, in the past, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

Employees

        We currently employ 13 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

        99 Act.    The 99 Act made a number of substantial changes to the qualification and tax treatment of REITs. Certain of those provisions were subsequently modified by the 2004 Act effective concurrently with the 99 Act. The following is a brief summary of certain significant REIT provisions in the 99 Act, as modified by the 2004 Act.

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

        Posted on our website and available in print upon request of any stockholder to our Investor Relations Department are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and a Code of Business Conduct and Ethics and Corporate Governance governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors. On our website, under the heading "SEC Filings," there is a link to view each Form 4 filing. Our Investor Relations Department can be contacted at:

LTC Properties, Inc.
31365 Oak Crest Drive, Suite 200
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

        Our company is listed on the New York Stock Exchange (or NYSE), ticker symbol LTC. Section 303A.12(a) of the NYSE Listed Company Manual requires that listed companies disclose in their annual report to stockholders that the previous year's NYSE Annual CEO Certification has been filed with the NYSE and disclose any qualifications. We filed, with the NYSE, our Annual CEO Certification for our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 without any qualifications.

Item 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements" as discussed in Item 1. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management's Discussion and Analysis, and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

        A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock.    In January 2008, we declared a $0.13 per share monthly dividend for the first quarter of calendar 2008. During calendar 2007, we paid a $0.125 monthly dividend on our common stock. During calendar 2006, we paid a $0.12 monthly dividend on our common stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. Currently, we believe that our low debt levels, $90.0 million available under our unsecured revolving credit line and $42.6 million cash balance at December 31, 2007, will enable us to meet our obligations and continue to make investments. Recently, liquidity in the credit markets has deteriorated, however, we believe capital is available to us. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations.

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

        We Depend on Lease Income and Mortgage Payments from Real Property.    Since 94% of our income is derived from mortgage payments and lease income from real property, our income would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the property to others on favorable terms.

        We Rely on a Few Major Operators.    Extendicare REIT and Assisted Living Concepts, Inc (or ALC), collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.7%, or $63.9 million, of our total assets at December 31, 2007.

        Alterra Healthcare Corporation (or Alterra), a wholly owned subsidiary of Brookdale Senior Living, Inc., leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.6%, or $63.3 million, of our total assets at December 31, 2007.

        Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 35 skilled nursing properties with a total of 4,409 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 13.1% or $71.1 million of our total assets at December 31, 2007.

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

        The Health Care Industry is Heavily Regulated by the Government.    Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such borrower's or lessee's ability to make debt or lease payments to us. Also see "Government Regulation" beginning on page 5.

        Congress and the States Have Enacted Health Care Reform Measures.    The health care industry continues to face various challenges, including increased government and private payor pressure on health care providers to control costs. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long-term care services, Congress established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system. Skilled nursing facilities needed to restructure their operations to accommodate the Medicare prospective payment system reimbursement. Since the skilled nursing facility prospective payment system was enacted, several then publicly held operators of long-term care facilities and at least two then publicly held operators of assisted living facilities filed for reorganization under Chapter 11 of the federal bankruptcy laws. During their reorganizations and in some instances subsequent thereto, long-term care operators and assisted living operators reduced their operations by rejecting leases and/or defaulting on loans resulting in properties being returned to lessors or lenders. There can be no assurances given that there will not be additional bankruptcies of skilled nursing and assisted living operators in the future.

        In recent years, Congress has adopted legislation to somewhat mitigate the impact of the Balanced Budget Act on providers, including skilled nursing facilities. For instance, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-173). In addition to providing expanded Medicare prescription drug coverage, the law modifies Medicare payments to a variety of health care providers. With respect to skilled nursing facilities, the act provides a temporary 128% increase in the Medicare payment for skilled nursing facility residents with acquired immune deficiency syndrome, applicable to services furnished on or after October 1, 2004. This temporary increase is still in effect as of December 31, 2007.

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

        More recently, on December 20, 2006, President Bush signed into law the Tax Relief and Health Care Act of 2006 (P.L 109-432), which also modifies a number of Medicare and Medicaid policies. Among other things, the law reduces the limit on Medicaid provider taxes from 6% (set forth in regulations) to 5.5% from January 1, 2008 through September 30, 2011. The Bush Administration had been expected to issue regulations calling for deeper cuts in funding, which is used by many states to finance state health programs.

        President Bush's proposed 2009 fiscal year budget also would reduce Medicare and Medicaid payments to providers, including skilled nursing facilities. Congress may consider legislation in the future that would further restrict Medicare and Medicaid funding. No assurances can be given that any additional Medicare or Medicaid legislation enacted by Congress would not reduce Medicare or Medicaid reimbursement to skilled nursing facilities or result in additional costs for operators of skilled nursing facilities.

        In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the federal and state levels and major reform proposals have been adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors. The DRA also gives states greater flexibility to expand access to home and community based services by allowing states to provide these services as an optional benefit without undergoing the waiver approval process. Moreover, the DRA includes a new demonstration to encourage states to provide long-term care services in a community setting to individuals who currently receive Medicaid services in nursing homes. Together the provisions could further increase state funding for home and community based services, while prompting states to cut funding for nursing facilities and homes for persons with disabilities. In light of continuing state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could effect their ability to meet their contractual obligations to us. Also see "Government Regulation" beginning on page 5.

        Our Borrowers and Lessees Rely on Government and Third Party Reimbursement.    The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves. Also see "Government Regulation" beginning on page 5.

        We Could Incur More Debt.    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. We may incur additional debt by issuing debt securities in a public offering or in a private transaction. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain, in the future, additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

        We Could Fail to Collect Amounts Due Under Our Straight-line Rent Receivable Asset.    Straight-line accounting requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease rental income recorded in the early years of a lease is higher than the actual cash rent received, which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. We periodically assess the collectibility of the deferred rent receivable. If during our assessment we determined that we were unlikely to collect a portion or all of the deferred rent receivable balance, we will record an impairment charge in current period earnings for the portion, up to its full value, that we estimate will not be recovered.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Investment Portfolio

        At December 31, 2007, our "direct real estate investment portfolio" (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 108 skilled nursing properties with 12,724 beds, 94 assisted living properties with 4,449 units and two schools. These properties are located in 29 states. We had approximately $492.9 million (before accumulated depreciation of $115.8 million) invested in properties we own and lease to lessees and approximately $92.2 million invested in mortgage loans (before a loan loss reserve of $0.9 million).

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

        The two schools in our real estate investment portfolio are charter schools. Charter schools provide an alternative to the traditional public school. Charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Laws vary by state, but generally charters are granted by state boards of education either directly or in conjunction with local school districts or public universities. Operators are granted charters to establish and operate schools based on the goals and objectives set forth in the charter. Upon receipt of a charter, schools receive an annuity from the state for each student enrolled.

        Owned Properties.    At December 31, 2007, we owned 61 skilled nursing properties with a total of 7,179 beds, 84 assisted living properties with a total of 3,744 units and one school, representing a gross investment of approximately $492.9 million. These properties are located in 23 states. The properties are leased pursuant to non-cancelable leases generally with an initial term of 10 to 30 years. The leases provide for a fixed minimum base rent during the initial and renewal periods. Most of the leases provide for annual fixed rent increases or increases based on consumer price indices over the term of the lease. In addition, certain of our leases provide for additional rent through revenue participation (as defined in the lease agreement) in incremental revenues generated by the facilities over a defined base period, effective at various times during the term of the lease. Each lease is a triple net lease which requires the lessee to pay additional charges including all taxes, insurance, assessments, maintenance and repair (capital and non-capital expenditures), and other costs necessary in the operation of the facility. Most of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties. Subsequent to December 31, 2007, we sold a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party for $0.6 million in cash and recognized a $0.1 million gain. We also acquired a 30-bed skilled nursing property located in Ohio for $1.0 million. The property was added to an existing master lease at a 10% yield and we have agreed to provide funding up to $2.0 million to purchase land, construct and equip a new building which will be a combined skilled nursing and assisted living property. This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by February 1, 2011. See Item 8. FINANCIAL STATEMENTS—NOTE 6. Real Estate Investments for further description.

        The following table sets forth certain information regarding our owned properties as of December 31, 2007 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/Units(1)	Encumbrances		Lease Term(2)	Current Investment
Alabama	3	1	—	458	$—		105	$16,539
Arizona	5	2	—	1,029	—		143	41,196
California	1	2	—	343	16,397		50	29,305
Colorado	4	6	—	562	6,162		169	27,517
Florida	3	6	—	776	2,086		149	33,522
Georgia	2	1	—	292	—		46	6,550
Idaho	—	4	—	148	—		84	9,756
Indiana	—	2	—	78	—		84	5,070
Iowa	7	1	—	645	—		158	17,306
Kansas	3	4	—	398	—		161	17,493
Nebraska	—	4	—	156	—		84	9,332
New Jersey	—	1	1	39	—		99	12,195
New Mexico(5)	7	—	—	860	—		152	48,549
N. Carolina	—	5	—	210	—		156	13,096
Ohio(6)	4	11	—	707	14,379		112	54,010
Oklahoma	—	6	—	221	4,163		156	12,315
Oregon	1	3	—	218	—		89	11,722
Pennsylvania	—	1	—	69	—		124	8,327
S. Carolina	—	3	—	128	—		156	7,610
Tennessee	2	—	—	142	—		130	3,006
Texas	15	13	—	2,570	3,978		140	68,658
Virginia	3	—	—	443	—		163	13,602
Washington	1	8	—	431	5,130		86	26,204

TOTAL	61	84	1	10,923	$52,295	(3)		$492,880	(4)

1.
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

2.
Weighted average remaining months in lease term as of December 31, 2007.

3.
Consists of: i) $47,165 of non-recourse mortgages payable by us secured by 16 assisted living properties with 828 units and ii) $5,130 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2007 our gross investment in properties encumbered by mortgage loans, bonds and capital leases was $83,771.

4.
Of the total, $234,092 relates to investments in skilled nursing properties, $249,518 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

5.
Subsequent to December 31, 2007, we sold a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party for $0.6 million in cash and recognized a $0.1 million gain.

6.
Subsequent to December 31, 2007, we acquired a 30-bed skilled nursing property located in Ohio for $1.0 million. The property was added to an existing master lease at a 10% yield.

        Mortgage Loans.    At December 31, 2007, we had 51 mortgage loans secured by first mortgages on 47 skilled nursing properties with a total of 5,545 beds, 10 assisted living properties with 705 units and one school. These properties are located in 15 states. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following table sets forth certain information regarding our mortgage loans as of December 31, 2007 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/ Units(3)	Interest Rate %	Average Months to Maturity	Original Face Amount of Mortgage Loans	Current Carrying Amount of Mortgage Loans		Current Annual Debt Service(1)
California	7	1	—	1,078	9.95-12.20	87	$18,266	$13,185		$2,437
Florida	5	—	—	537	11.25-13.43	22	13,024	12,863		1,921
Georgia	1	—	—	152	10.80	39	2,000	1,798		216
Iowa	—	1	—	44	12.89	70	2,400	2,273		314
Louisiana	1	—	—	127	12.14	107	1,600	1,168		214
Minnesota	—	—	1	—	6.96	138	3,751	3,751		261
Missouri	2	—	—	190	10.00-10.48	93	3,000	2,400		341
Montana	—	1	—	34	13.15	70	2,346	2,215		311
Nebraska	—	4	—	163	11.13-12.89	70	10,911	10,088		1,391
Oklahoma	2	—	—	273	12.28	68	2,600	1,316		292
S. Dakota	—	1	—	34	12.89	70	2,346	2,223		306
Tennessee	2	—	—	120	9.95-11.00	54	3,930	2,795		1,002
Texas	24	2	—	3,208	9.75-13.05	58	46,915	33,063		5,702
Washington	2	—	—	175	12.40-12.88	56	2,600	1,389		533
Wisconsin	1	—	—	115	11.00	110	2,200	1,641		272

TOTAL	47	10	1	6,250			$117,889	$92,168	(2)	$15,513

1.
Includes principal and interest payments.

2.
Of the total current principal balance, $63,603 relates to investments in skilled nursing properties, $24,814 relates to investments in assisted living properties and $3,751 relates to an investment in a school. This balance is gross of a loan loss reserve of $0.9 million and includes discounts and premiums related to loans acquired in prior years totaling $0.5 million.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the New York Stock Exchange (or NYSE). Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE for each of the periods indicated below.

	2007		2006
	High	Low	High	Low
First Quarter	$29.25	$23.83	$23.51	$20.78
Second Quarter	$27.16	$22.00	$23.44	$19.99
Third Quarter	$25.69	$19.03	$25.00	$20.77
Fourth Quarter	$28.00	$20.89	$27.99	$23.84

Holders of Record

        As of December 31, 2007 we had approximately 322 stockholders of record of our common stock.

Dividend Information

        We declared and paid total cash distributions on common stock as set forth below:

	Declared			Paid
	2007	2006		2007	2006
First Quarter	$0.375	$0.360	(1)	$0.375	$0.360
Second Quarter	$0.375	$—		$0.375	$0.360
Third Quarter	$0.375	$0.360		$0.375	$0.360
Fourth Quarter	$0.375	$0.360		$0.375	$0.360

	$1.500	$1.080		$1.500	$1.440

(1)
Represents dividends declared for the second quarter of 2006. Dividends for the first quarter of 2006 were declared in the fourth quarter of 2005.

        We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See "Annual Distribution Requirements" beginning on page 11.)

Issuer Purchases of Equity Securities

        The number of shares of our common stock purchased and the average price paid per share during the twelve months ended December 31, 2007 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1—July 31, 2007	346,400	$21.06	346,400	4,653,600
August 1—August 31, 2007	424,956	$20.68	424,956	4,228,644
September 1—September 30, 2007	54,600	$21.91	54,600	4,174,044
November 1—November 30, 2007	67,123	$21.53	67,123	4,106,921

Total(c)(d)	893,079	$20.96	893,079

(a)
The average price paid per share reflected in the table does not include any commissions paid by us in connection with the repurchase of stock. As of December 31, 2007 we had repurchased 893,079 of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,768,000 since inception of our existing share repurchase program.

(b)
On June 21, 2007 our Board of Directors terminated our prior share repurchase program originally approved on October 30, 2000 and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities on the open market. This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or our Board of Directors terminates its authorization. This authorization has no expiration date.

(c)
All shares were repurchased pursuant to our existing share repurchase program. As of December 31, 2007 we had repurchased 893,079 shares of our common stock at an average price of $20.96 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $18,723,000 since inception of our existing share repurchase program, and we continue to have an open Board authorization to purchase an additional 4,106,921 shares.

(d)
Subsequent to December 31, 2007, our Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. In January 2008 we repurchased 500,000 shares of our Series F Preferred stock for a price per share of $22.03, including commissions. After this purchase we had Board authorization to purchase an additional 3,606,921 shares of our outstanding common and preferred securities.

Stock Performance Graph

        The National Association of Real Estate Investment Trusts (or NAREIT), the representative voice for U.S. REITs and publicly traded real estate companies, classifies a company with less than 25% of its real estate assets in mortgages owned by the Company as an equity REIT. In 2007, our mortgage investments were less than 25% of our total real estate assets.

        This graph compares the cumulative total stockholder return on our common stock from December 31, 2002 to December 31, 2007 with the cumulative stockholder total return of (1) the Standard & Poor's 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

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

	2007	2006		2005		2004	2003
	(In thousands, except per share amounts)
Operating Information:
Total revenues	$74,790	$73,163		$72,408		$62,177	$58,825
Income from continuing operations	47,696	45,536		50,688		32,303	17,157
Preferred stock dividends	(16,923)	(17,157)		(17,343)		(17,356)	(16,596)
Preferred stock redemption charge	—	—		—		(4,029)	(1,241)
Net income available to common stockholders	30,832	61,631	(3)	35,366		15,003	6,482
Per share Information:
Net Income (Loss) per Common Share from Continuing Operations Net of Preferred Stock Dividends and Preferred Stock Redemption Charge:
Basic	$1.33	$1.22		$1.49		$0.56	($0.04)

Diluted	$1.32	$1.21		$1.48		$0.56	($0.04)

Net Income Per Common Share Available to Common Stockholders:
Basic	$1.33	$2.64		$1.58		$0.77	$0.36

Diluted	$1.32	$2.51		$1.56		$0.77	$0.36

Common Stock Distributions declared	$1.50	$1.08	(1)	$1.65	(1)	$1.125	$0.65

Common Stock Distributions paid	$1.50	$1.44		$1.29		$1.125	$0.65

Balance Sheet Information:
Total assets	$544,105	$567,767		$585,271		$547,880	$574,924
Total debt(2)	52,295	53,811		92,361		96,764	149,765

(1)
Dividends for the first quarter of 2006 were declared in the fourth quarter of 2005.

(2)
Includes bank borrowings, mortgage loans payable, bonds payable and capital lease obligations and senior participation payable.

(3)
Higher due to the gain of $32.6 million relating to the four assisted living properties sold in 2006, as described in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments, and the $0.5 million gain recognized in 2006 from the sale of the National Health Investors, Inc. (or NHI) common stock, as described in Item 8. FINANCIAL STATEMENTS—Note 9. Marketable Securities.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        LTC Properties, Inc., a self-administered health care real estate investment trust (or REIT), commenced operations in 1992. We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. The following table summarizes our portfolio as of December 31, 2007:

Type of Property	Gross Investments (in thousands)	Percentage of Investments	For the twelve months ended 12/31/07 Rental Income (in thousands)	For the twelve months ended 12/31/07 Interest Income(3) (in thousands)	Percentage of Revenues (4)	Number of Properties	Number of Beds/ Units (2)	Investment per Bed/Unit (in thousands)	Number of Operators(1)	Number of States(1)
Assisted Living Properties	$274,333	46.9%	$28,868	$2,907	45.1%	94	4,449	$61.66	9	22
Skilled Nursing Properties	297,695	50.9%	27,829	9,288	52.8%	108	12,724	$23.40	41	19
Schools	13,020	2.2%	1,144	307	2.1%	2	N/A	N/A	2	2

Totals	$585,048	100.0%	$57,841	$12,502	100.0%	204	17,173

(1)
We have investments in 29 states leased or mortgaged to 50 different operators.

(2)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(3)
Includes Interest Income from Mortgage Loans and Notes Receivable.

(4)
Includes Rental Income and Interest Income from Mortgage Loans and Notes Receivable.

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

        In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. We typically invest in or finance up to 90 percent of the stabilized market value of a property. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

        For the year ended December 31, 2007, rental income and interest income from mortgage loans represented 77.3% and 16.7%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in accordance with SFAS No. 13. "Accounting for Leases." Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time. For the twelve months ended December 31, 2007, we recorded $4.8 million in straight-line rent. Straight-line rent on a same store basis will decrease from $4.8 million for 2007 to $3.6 million for projected annual 2008 assuming no new leased investments with fixed annual rental escalations are added to our portfolio. During the twelve months ended December 31, 2007 we received $53.7 million of cash rental revenue and recorded $0.6 million of amortized deferred lease costs.

        Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and the incurrence of secured debt. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments during the current period of tightened credit markets.

Key Transactions

        During 2007 we originated two mortgage loans with the same borrower on two skilled nursing properties in Texas. One loan in the amount of $4.0 million is secured by a first trust deed on a property with 230 licensed beds of which 172 beds are Medicaid licensed. The other loan in the amount of $2.2 million is secured by a first trust deed on a property with 117 licensed beds of which 114 are Medicaid licensed. Both loans have an initial interest rate of 9.75%, increasing 0.15% annually, with a 20-year amortization and mature in 10 years. Additionally, we invested $4.0 million during 2007 under agreements to expand and renovate 20 properties operated by nine different operators. These investments are at an average yield of approximately 10%. We also invested $18.8 million during the year to repurchase and retire 893,079 shares of our common stock. These purchases were made on the open market at an average cost of $21.01 per share, including commissions.

Key Performance Indicators, Trends and Uncertainties

        We utilize several key performance indicators to evaluate the various aspects of our business. These indicators are discussed below and relate to concentration risk and credit strength. Management uses these key performance indicators to facilitate internal and external comparisons to our historical operating results in making operating decisions and for budget planning purposes.

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

	Period Ended
	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06
	(gross investment, in thousands)
Asset mix:
Real property	$492,880	$492,844	$491,133	$489,836	$488,287
Loans receivable	92,168	86,500	89,401	116,023	118,272
Investment asset mix:
Assisted living properties	$274,333	$274,428	$274,454	$274,398	$274,052
Skilled nursing properties	297,695	291,896	293,060	318,441	319,487
School	13,020	13,020	13,020	13,020	13,020
Operator asset mix:
Alterra	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc.(1)	92,042	85,326	84,551	80,910	80,506
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	320,762	321,774	323,739	352,705	353,809
Geographic asset mix:
California	$42,490	$42,722	$43,910	$44,170	$44,439
Florida	46,385	46,444	46,432	46,181	45,693
Ohio	54,010	53,943	53,685	53,480	53,210
Texas	101,721	95,768	95,871	96,516	96,947
Washington	27,593	27,680	27,764	27,846	27,925
Remaining states	312,849	312,787	312,872	337,666	338,345

(1)
In October 2006 we entered into a lease termination agreement with Center Healthcare, Inc. relating to 25 skilled nursing properties. As of November 1, 2006, these 25 properties were under one master lease with Preferred Care, Inc., which was later divided into two master leases. Also, Preferred Care, Inc. leases one skilled nursing property under a separate lease agreement and operates nine skilled nursing properties securing seven mortgage loans receivable we have with an unrelated third party and two mortgage loan receivables we have directly with Preferred Care.

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

	Three Months Ended
	12/31/07		9/30/07		6/30/07		3/31/07		12/31/06
Debt to book capitalization ratio	9.8%		9.8%		9.6%		9.6%		9.7%
Debt to market capitalization ratio	6.4%		6.6%		6.6%		6.0%		5.9%
Interest coverage ratio	13.0	x	13.3	x	14.4	x	13.7	x	10.4	x
Fixed charge coverage ratio	2.9	x	3.0	x	3.2	x	3.1	x	2.8	x

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

        Our management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results

Year ended December 31, 2007 compared to year ended December 31, 2006

        Revenues for the year ended December 31, 2007, were $74.8 million compared to $73.2 million for the same period in 2006. Rental income increased $5.5 million primarily as a result of properties acquired in 2006 ($1.1 million), rental increases provided for in existing lease agreements ($1.5 million), a new master lease entered into during the fourth quarter of 2006 ($1.7 million) and increase in straight-line rental income net of amortization of lease costs ($1.2 million). Same store rental income, properties owned for both years ended December 31, 2007 and 2006, and excluding straight-line rental income increased $3.2 million due to rental increases provided for in existing lease agreements ($1.5 million) and a new master lease entered into during the fourth quarter of 2006 ($1.7 million).

        Interest income from mortgage loans and notes receivable decreased $2.9 million primarily as a result of payoff of loans.

        Interest and other income decreased $0.9 million in 2007 from the prior year primarily as a result of payoff of notes ($0.4 million) and decrease in other income received in conjunction with early payoff of mortgage loans ($0.5 million).

        Interest expense decreased $2.1 million in 2007 from the prior year primarily due to a decrease in outstanding borrowings as a result of the payoff of mortgage loans, and bond obligations in 2006.

        Depreciation and amortization expense in 2007 increased $0.5 million from the prior year due to acquisitions in 2006 and capital improvements made on existing properties. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

        Legal expenses during 2007 were comparable to 2006.

        Operating and other expenses increased $0.5 million primarily due to the vesting of restricted common stock and stock options ($1.2 million), post retirement healthcare benefits vesting during the year ($0.3 million) partially offset by the $1.0 million accrual related to the IRS settlement in 2006, as described in Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies.

        Non-operating income decreased by $0.5 million as a result of a gain recognized in 2006 from the sale of the National Health Investors, Inc. (or NHI) common stock, as described in Item 8. FINANCIAL STATEMENTS—Note 9. Marketable Securities.

        Minority interest expense was comparable in 2007 and 2006.

        For the year ended December 31, 2007, net income from discontinued operations was $0.1 million. During 2007 we recognized a $0.1 million gain resulting from the sale of a closed, previously impaired skilled nursing property located in Texas and a 59-bed skilled nursing property located in Tennessee. For the year ended December 31, 2006, net income from discontinued operations was $33.3 million. During 2006 we sold four assisted living properties in various states with a total of 431 units and one 174-bed skilled nursing property in Arizona. We recognized a gain of $32.6 million on the two transactions. During 2006 we realized $0.7 million in income from discontinued operations related to the properties that were sold in 2006 and 2007. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations."

        Net income available to common stockholders for the year ended December 31, 2007, was $30.8 million compared to $61.6 million for the year ended December 31, 2006. This decrease is due primarily to a gain on the sale of assets in 2006 and the decrease in mortgage interest income partially offset by increase in rental income and decrease in interest expense as previously discussed.

Year ended December 31, 2006 compared to year ended December 31, 2005

        Revenues for the year ended December 31, 2006, were $73.2 million compared to $72.4 million for the same period in 2005. Rental income increased $2.6 million primarily as a result of properties acquired in 2005 and 2006 ($3.2 million), rental increases provided for in existing lease agreements ($1.4 million), a new master lease entered into during the fourth quarter of 2006 ($0.3 million) and increase in straight-line rental income net of amortization of lease costs ($1.4 million) partially offset by the receipt of a note payoff in 2005 as described in Item 8. FINANCIAL STATEMENTS—Note 8. Notes Receivable, part of which related to past due rents that were not accrued ($3.7 million). Same store rental income, properties owned for both years ended December 31, 2006 and 2005, and excluding straight-line rental income decreased $2.0 million due to the receipt in 2005 of past due rents that were not previously accrued ($3.7 million) partially offset by rental increases provided for in existing lease agreements ($1.4 million) and a new master lease entered into during the fourth quarter of 2006 ($0.3 million).

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

        Depreciation and amortization expense in 2006 increased $1.2 million from the prior year due to acquisitions, the conversions of mortgage loans into owned properties, and capital improvements made on existing properties. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

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

        Minority interest expense was comparable in 2006 and 2005.

        For the year ended December 31, 2006, net income from discontinued operations was $33.3 million. During 2006 we sold four assisted living properties in various states with a total of 431 units and one 174-bed skilled nursing property in Arizona. We recognized a gain of $32.6 million on the two transactions. During 2006 we realized $0.7 million in income from discontinued operations related to the properties that were sold in 2006. For the year ended December 31, 2005, net income from discontinued operations was $2.0 million. During 2005 we sold a closed skilled nursing property located in Texas and a 53-bed skilled nursing property in New Mexico. We realized a $1.5 million loss on the two transactions. During 2005 we realized $3.5 million in income from discontinued operations related to properties that were sold in 2005 and 2006. This reclassification was made in accordance with SFAS No. 144 which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations."

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

Critical Accounting Policies

        Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies for a description of the significant accounting policies we followed in preparing the consolidated financial statements for all periods presented. We have identified the following significant accounting policies as critical accounting policies in that they require significant judgment and estimates and have the most impact on financial reporting.

        Impairments.    Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated undiscounted future cash flows.

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

        Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally between 2.0% and 2.5%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 101 "Revenue Recognition in Financial Statements" (or SAB 101) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid rental income from that lease until the amounts have been received.

        Rental revenues relating to leases that contain rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease. In evaluating whether we believe all the rent will be collected we have determined that all of the following conditions must be met: (i) the property has been operated by the same operator for at least six months (adding a new property to a master lease with an operator that otherwise qualifies does not disqualify the lease from being straight-lined); (ii) payments for any monetary obligations due under the lease, or any other lease such operator has with us have been received late no more than (four) times during last eight fiscal quarters; (iii) the operator of the property has not during the last eight fiscal quarters: (a) been under the protection of any Bankruptcy court; (b) admitted in writing its inability to pay it debts generally as they come due; (c) made an assignment for the benefit of creditors; or, (d) been under the supervision of a trustee, receiver or similar custodian; and (iv) the property operating income has covered the applicable lease payment in each of the prior four fiscal quarters.

        We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on "non-accrual" status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain). Once a lease is on "non-accrual" status, we will evaluate the collectibility of the related straight-line rent asset. If it is determined that the collection problem is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the "non-accrual lease" we will record an impairment charge related to the straight-line rent asset. At December 31, 2007 the straight-line rent receivable balance was $10.5 million. Currently we believe this entire receivable balance is collectible. However, in the future should we determine that we are unlikely to collect a portion or all of the straight-line receivable balance, we will record an impairment charge in current period earnings for the portion, up to its full value that we estimate will not be recovered.

        In prior years, management periodically evaluated the realizability of future cash flows from the mortgages underlying our previously owned REMIC Certificates. Included in our evaluation, management considered such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may have impacted the amount and timing of REMIC Certificate future cash flows. Impairments were recorded when an adverse change in cash flows was evident and was determined to be other than temporary in nature. Additionally, interest recognition amortization schedules were adjusted periodically to reflect changes in expected future cash flows from the REMIC Certificates, thus, accordingly adjusting future interest income recognized. At December 31, 2007 and 2006 we did not have any investment in REMIC Certificates. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates.

        Net loan fee income and commitment fee income are amortized over the life of the related loan. Costs associated with leases are deferred and allocated over the lease term in proportion to the recognition of rental income as required by SFAS No. 13 "Accounting for Leases."

Liquidity and Capital Resources

Financing Activities:

        During 2007, we used $72.4 million in cash in financing activities. We paid $1.5 million in principal on mortgage loans and bonds payable. In June 2007 our Board of Directors terminated our existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities. During 2007, we repurchased and retired 893,079 shares of common stock for an aggregate purchase price of $18.8 million, an average of $21.01 per share, including commissions. The shares were purchased on the open market under the Board authorization discussed above. Subsequent to December 31, 2007, our Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. In January 2008, we used $11.0 million in cash to purchase 500,000 shares of our Series F Preferred Stock at a purchase price of $22.03 per share, including commissions. The Series F Preferred Stock has a liquidation value of $25.00 per share and a dividend rate of 8.0%. As required by EITF D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the discounted purchase price of $1.5 million (the carrying amount of $25.00 per share of the preferred stock over the fair value of $22.03 per share) will be reflected on the income statement netted with the original issue discount related to the 500,000 shares of $0.5 million and will be added to net income in calculating net income available to common shareholders in the first quarter of 2008. After this purchase, 6,140,000 shares of the Company's Series F Preferred stock remain issued and outstanding and we continue to have an open Board authorization to purchase up to 3,606,921 of our outstanding equity securities.

        During 2007 we also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $3.3 million, $0.4 million and $13.3 million respectively. Additionally, we declared cash dividends on our common stock totaling $35.0 million and paid cash dividends on our common stock totaling $35.0 million. Subsequent to December 31, 2007, we increased the monthly common dividend by 4% and we declared a monthly cash dividend of $0.13 per share on our common stock for the months of January, February and March 2008, payable on January 31, February 29, and March 31, 2008, respectively, to stockholders of record on January 23, February 21, and March 24, 2008, respectively.

        Additionally, we received $0.2 million in conjunction with the exercise of 34,000 stock options. The total market value as of the dates of exercise was approximately $0.9 million.

        During 2007, holders of 31,509 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) notified us of their election to convert such shares into 63,018 shares of our common stock at the Series E Preferred Stock conversion rate of $12.50 per share. Subsequent to December 31, 2007, holders of 90,800 shares of our Series E Preferred Stock notified us of their election to convert such shares into 181,600 shares of common stock. After this most recent conversion, there are 71,335 shares of our Series E Preferred Stock outstanding.

        At December 31, 2007, we had one limited partnership and reserved 201,882 shares of our common stock for this partnership agreement. Subsequent to December 31, 2007, one of our limited partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership. In accordance with the limited partnership agreement, at our option, we paid $0.5 million for the redemption of 22,000 shares owned by the limited partner. Since the market value of the common stock converted was greater than the book value of the partnership interests received, we will recognize in the first quarter of 2008 a $0.1 million increase in the basis of the properties underlying the limited partnership interest acquired. Subsequent to this conversion we have 179,882 shares of our common stock reserved for this partnership agreement.

        As of December 31, 2007, we are obligated to make scheduled principal payments on our mortgage loans payable and bonds payable. The total scheduled principal payments and debt maturities in 2008 through 2012 and thereafter is approximately $15.5 million, $24.8 million, $8.2 million, $0.5 million, $0.6 million and $2.6 million, respectively.

Available Shelf Registrations:

        During 2007, we filed an amended Form S-3 "shelf" registration statement which became effective June 18, 2007, and provides us with the capacity to offer up to $300.0 million in our debt and/or equity securities. We currently have $300.0 million of availability under our effective shelf registration. We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Operating and Investing Activities:

        During the year ended December 31, 2007, net cash provided by operating activities was $58.6 million. At December 31, 2006, we accrued $1.0 million, which is included in operating and other expenses, related to the closing agreement with the Internal Revenue Service (or IRS). During 2006 we voluntarily approached the IRS to correct our filing for the year 2000, which is a closed year. In September 2006 we submitted a closing agreement for IRS approval to correct a technical violation which occurred in the spring of 2000. During the first quarter of 2007 we received a final closing agreement from the IRS and paid the $1.0 million settlement.

        In 2007 we had net cash provided by investing activities of $26.6 million. We invested $4.0 million at an average yield of approximately 10% under agreements to renovate 20 properties operated by nine different operators. Additionally, we invested $1.7 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        During 2007, we received total net cash proceeds from the sale of a closed, previously impaired skilled nursing property located in Texas and a 59-bed skilled nursing property located in Tennessee of

$0.3 million and received a mortgage loan of $0.5 million as discussed in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments. Additionally, we received $33.0 million in principal payments on mortgage loans including $28.5 million related to the payoff of 11 mortgage loans secured by 14 skilled nursing properties. We also invested $6.0 million, net of closing fees and capital improvement holdbacks, in two new mortgage loans secured by two skilled nursing properties with a total of 347 beds located in Texas. These loans have an initial interest rate of 9.75% and increase 0.15% annually. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further detail.

        During 2007 we funded $0.1 million under various loans and line of credit agreements with certain operators. Additionally, we received $1.1 million in principal payments on notes receivable.

        During 2006, we paid $9.5 million in deferred lease costs related to the termination of our master lease with Centers for Long Term Care, Inc. (or CLC) effective November 1, 2006. Also on that date we entered into a new 15-year master lease with Preferred Care for the 25 skilled nursing properties formerly leased to CLC. In 2007, we amended and restated the Preferred Care master lease to provide for a separate master lease for two skilled nursing properties located in Kansas. The amended and restated master lease and the separate new master lease have 15-year maturities. These Preferred Care master leases have two five-year renewal options which require both renewal options to be exercised concurrently. The initial annual minimum rent for the amended and restated master lease and the separate new master lease beginning in January 2007 was $7.7 million and $0.4 million, respectively, and increases annually by 2.5% on each January 1st thereafter. The amended and restated master lease and the separate new master lease contain cross default provisions between these two master leases and a separate lease for a skilled nursing property located in Texas. We also provided Preferred Care $0.3 million in deferred lease costs for inventory and equipment needs during the transition of the 25 properties from CLC to Preferred Care. During 2007 we recorded $0.6 million of amortized deferred lease costs related to this lease.

Commitments:

  As of December 31, 2007, we had the following commitments outstanding:

        We committed to provide Alterra Healthcare Corporation (or Alterra) $2.5 million over three years ending December 4, 2009, to invest in leasehold improvements to properties they lease from us. This investment would be made at a 10% annual return to us. To date Alterra has not requested any funds under this agreement.

        We committed to provide Assisted Living Concepts, Inc. (or ALC), under certain conditions, up to $5.0 million per year, throughout the term of the lease, for expansion of the 37 properties they lease from us. Should we invest such funds, ALC's minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts invested. To date ALC has not requested any funds under this agreement. See Item Note 8. FINANCIAL STATEMENTS—Note 3. Major Operators for further discussion on ALC's ownership reorganization.

        We committed to provide Preferred Care, Inc. (or Preferred Care) $3.0 million for capital improvements on 25 of the skilled nursing properties they lease from us under two master leases. As of December 31, 2007, we invested $1.8 million under this agreement. We also committed to invest up to $7.0 million on specific projects on four skilled nursing properties they lease from us. The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including compounded interest during construction for two specific projects or (b) our periodic funding plus the related compounded interest on each advance from the date invested through the end of the month for two specific projects. As of December 31, 2007 we invested $0.7 million under this agreement. Subsequent to December 31, 2007, we invested the remaining amount due under this agreement which completed one of the specific projects included in the $7.0 million commitment above. These commitments expire on March 31, 2010.

        We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property. The lessee's minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. As of December 31, 2007 we invested $0.1 million under this agreement.

        We committed to provide a lessee of two skilled nursing properties with the following: (i) up to $0.3 million to invest in capital improvements to a property they lease from us; (ii) up to $0.7 million to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%. These commitments expire on November 1, 2008. As of December 31, 2007, we invested $0.2 million under this commitment.

        We committed to provide a lessee an accounts receivable financing on three skilled nursing properties. The loan has a credit limit not to exceed $0.5 million, and interest rate of 8.75%, and matures on June 30, 2008. As of December 31, 2007 we invested $0.3 million under this agreement. We also committed to provide this lessee $2.0 million to renovate, equip and reopen an existing closed building as part of a skilled nursing property they lease from us. The commitment includes interest compounded at 10.25% on each advance made from each disbursement date until the final distribution of the commitment. The renovation must be completed by July 31, 2008. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10.25%. As of December 31, 2007 we invested $0.3 million under this agreement. Subsequent to December 31, 2007, we committed to provide this lessee with $2.0 million to purchase land, construct and equip a new building which will be a combined skilled nursing and assisted living property. The commitment includes our expenses and interest which will be compounded at the higher of one year LIBOR plus 5.30% or 10% on each advance made from each disbursement date until the final distribution of the commitment. Construction must be completed by February 1, 2011. Upon the earlier of the final distribution of the capital allowance or February 1, 2011, minimum rent shall increase by the total commitment multiplied by the higher of one year LIBOR plus 5.30% or 10%.

        We committed to provide a lessee with $1.1 million to invest in capital improvements on an assisted living property. The minimum rent increases by the previous month's capital funding multiplied by 8% on the first $1.0 million advanced and multiplied by 10% on the final $0.1 million. The commitment will expire in February 2008. As of December 31, 2007 we invested $1.0 million under this agreement.

        We committed to provide a lessee with $0.8 million to invest in capital improvements to five skilled nursing properties they lease from us. The commitment includes interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment. The capital improvements must be completed by January 31, 2008. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. As of December 31, 2007 we invested $46,000 under this agreement. Subsequent to December 31, 2007 we extended the completion date to July 31, 2008.

        We committed to provide a lessee of a skilled nursing property $2.3 million to invest in leasehold improvements to the property they lease from us. As of December 31, 2007 we invested $2.0 million. The January 2008 annual minimum rent was increased by this portion of the commitment including interest compounded at 10% on each advance made from each disbursement date. The remaining $0.3 million capital allowance is available until February 29, 2008. Effective upon the earlier of February 29, 2008, or the final distribution of the remaining capital allowance, minimum rent will increase by an amount equal to the remaining capital allowance invested, multiplied by 10%.

        We committed to provide a borrower $0.4 million to invest in capital improvements to the property secured by the loan. The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate. The monthly loan payment will increase at each increase to the principal balance. The commitment expires on January 1, 2009. To date, no funds have been requested under this agreement.

Contractual Obligations:

        We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The total capital improvements commitments as of December 31, 2007, with specific termination dates were $14.1 million from 2008 through 2010 at interest rates from 8.0% to 11.0%. Additionally, we committed to provide Extendicare REIT & ALC up to $5.0 million per year at a minimum interest rate of 9.5%. See Item 8. FINANCIAL STATEMENTS—Note 12. Commitments and Contingencies for further detail.

        The following table represents our long-term contractual obligations as of December 31, 2007, and excludes the effects of interest (amounts in thousands):

	Total	2008	2009- 2010	2011- 2012	Thereafter
Mortgage loans payable	$47,165	$15,102	$32,063	$—	$—
Bonds payable	5,130	440	960	1,095	2,635

	$52,295	$15,542	$33,023	$1,095	$2,635

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2007.

Liquidity:

        We have an Unsecured Credit Agreement in the amount of $90.0 million that matures in November 2008. We anticipate renewing this line of credit at similar terms as the existing Unsecured Credit Agreement. As a result of the sale of assets described in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments, we have significant cash on hand and the entire $90.0 million available for liquidity.

        We believe we have additional liquidity and financing capability to fund additional investments in 2008, maintain our preferred dividend payments, pay common dividends at least sufficient to maintain our REIT status and repay borrowings at or prior to their maturity through our generation of funds from operations, borrowings under our Unsecured Credit Agreement, additional opportunistic asset sales, proceeds from mortgage notes receivable, and/or additional financings. We believe our liquidity and sources of capital are adequate to satisfy our cash requirements. We cannot, however, be certain that some or all of these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts to meet our liquidity needs. We believe that our low debt levels, $90.0 million available under our unsecured revolving credit line and $42.6 million cash balance at December 31, 2007, will enable us to continue to invest during the current period of tightened credit markets.

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

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2007.

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

        At December 31, 2007, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable using a 7.5% discount rate was approximately $105.4 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.7 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.9 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

Item 8.    FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 13, 2008

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2007—$115,766; 2006—$101,783	$342,222	$350,415
Land	34,892	34,998
Properties held for sale, net of accumulated depreciation and amortization: 2007—$0; 2006—$308	—	783
Mortgage loans receivable, net of allowance for doubtful accounts: 2007—$890; 2006—$1,280	91,278	116,992

Real estate investments, net	468,392	503,188
Other Assets:
Cash and cash equivalents	42,631	29,887
Debt issue costs, net	326	548
Interest receivable	2,553	3,170
Prepaid expenses and other assets(1)	20,447	16,771
Notes receivable	3,292	4,264
Marketable debt securities	6,464	9,939

Total assets	$544,105	$567,767

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank borrowings	$—	$—
Mortgage loans payable	47,165	48,266
Bonds payable and capital lease obligations	5,130	5,545
Accrued interest	349	358
Accrued expenses and other liabilities	5,381	6,205
Accrued expenses and other liabilities related to properties held for sale	—	18
Distributions payable	3,406	3,423

Total liabilities	61,431	63,815
Minority interests	3,518	3,518
Stockholders' Equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2007—8,802; 2006—8,834	208,553	209,341
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2007—22,872; 2006—23,569	229	236
Capital in excess of par value	316,609	332,149
Cumulative net income	490,588	442,833
Other	956	1,693
Cumulative distributions	(537,779)	(485,818)

Total stockholders' equity	479,156	500,434

Total liabilities and stockholders' equity	$544,105	$567,767

(1)
On December 31, 2007, we had $1,502,000 in straight-line rent receivable from a related party. See Note 13. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenues:
Rental income(1)	$57,841	$52,342	$49,709
Interest income from mortgage loans	12,502	15,444	14,500
Interest income from REMIC Certificates	—	—	3,480
Interest and other income(2)	4,447	5,377	4,719

Total revenues	74,790	73,163	72,408

Expenses:
Interest expense	4,957	7,028	8,310
Depreciation and amortization	14,305	13,841	12,687
Legal expenses	260	236	194
Operating and other expenses	7,229	6,696	6,397

Total expenses	26,751	27,801	27,588

Income before non-operating income and minority interest	48,039	45,362	44,820
Non-operating income	—	517	6,217
Minority interest	(343)	(343)	(349)

Income from continuing operations	47,696	45,536	50,688
Discontinued operations:
(Loss)/income from discontinued operations	(47)	695	3,525
Gain (loss) on sale of assets, net	106	32,557	(1,504)

Net income from discontinued operations	59	33,252	2,021

Net income	47,755	78,788	52,709
Preferred stock dividends	(16,923)	(17,157)	(17,343)

Net income available to common stockholders	$30,832	$61,631	$35,366

Net Income per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$1.33	$1.22	$1.49

Diluted	$1.32	$1.21	$1.48

Net Income Per Common Share from Discontinued Operations:
Basic	$0.00	$1.42	$0.09

Diluted	$0.00	$1.41	$0.09

Net Income Per Common Share Available to Common Stockholders:
Basic	$1.33	$2.64	$1.58

Diluted	$1.32	$2.51	$1.56

Basic weighted average shares outstanding	23,215	23,366	22,325

Comprehensive Income:
Net income	$47,755	$78,788	$52,709
Unrealized gain on available-for-sale securities	—	—	3,743
Reclassification adjustment	(737)	(715)	(4,141)

Comprehensive income	$47,018	$78,073	$52,311

(1)
During 2007, we received $1,267,000 in rental income and recorded $206,000 in straight-line rental income from a related party. See Note 13. Transactions with Related party for further discussion.

(2)
During 2007, we recognized $1,327,000 of interest income from a related party. See Note 13. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distributions
Balance—December 31, 2004	9,201	21,374	$218,532	$214	$292,740	$311,336	$2,070	$(388,685)
Conversion of 8.5% Series E Preferred Stock	(208)	416	(5,215)	4	5,211	—	—	—
Common stock offering	—	1,500	—	15	32,611	—	—	—
Payments on stockholder notes	—	—	—	—	—	—	282	—
Reclassification adjustment	—	—	—	—	—	—	(4,141)	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3,743	—
Repurchase of stock	—	(184)	—	(2)	(3,294)	—	—	—
Net income	—	—	—	—	—	52,709	—	—
Vested stock options	—	—	—	—	—	—	39	—
Stock option exercises	—	101	—	1	674	—	—	—
Issue stock options	—	—	—	—	43	—	(43)	—
Change restricted common stock vesting	—	—	—	—	1,435	—	(1,435)	—
Cancel restricted common stock	—	(11)	—	—	(6)	—	6	—
Vested restricted common stock	—	—	—	—	283	—	257	—
Issue restricted common stock	—	80	—	1	1,718	—	(1,719)	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,343)
Common stock cash distributions ($1.29 per share paid and $0.36 per share accrued)	—	—	—	—	—	—	—	(37,348)

Balance—December 31, 2005	8,993	23,276	213,317	233	331,415	364,045	(941)	(443,376)

Conversion of 8.5% Series E Preferred Stock	(159)	318	(3,976)	3	3,973	—	—	—
Payments on stockholder notes	—	—	—	—	—	—	226	—
Reclassification adjustment	—	—	—	—	(3,123)	—	2,408	—
Repurchase of stock	—	(71)	—	(1)	(1,476)	—	—	—
Net income	—	—	—	—	—	78,788	—	—
Vested stock options	—	—	—	—	43	—	—	—
Stock option exercises	—	46	—	1	368	—	—	—
Vested restricted common stock	—	—	—	—	949	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,157)
Common stock cash distributions ($1.44 per share)	—	—	—	—	—	—	—	(25,285)

Balance—December 31, 2006	8,834	23,569	209,341	236	332,149	442,833	1,693	(485,818)

Conversion of 8.5% Series E Preferred Stock	(32)	63	(788)	1	787	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(737)	—
Stock option exercises	—	34	—	—	191	—	—	—
Repurchase of stock	—	(893)	—	(9)	(18,759)	—	—	—
Issue restricted common stock	—	99	—	1	(1)	—	—	—
Net income	—	—	—	—	—	47,755	—	—
Vested stock options	—	—	—	—	109	—	—	—
Vested restricted common stock	—	—	—	—	2,133	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(16,923)
Common stock cash distributions ($1.50 per share)	—	—	—	—	—	—	—	(35,038)

Balance—December 31, 2007	8,802	22,872	$208,553	$229	$316,609	$490,588	$956	$(537,779)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$47,755	$78,788	$52,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing operations	14,305	13,841	12,687
Depreciation and amortization—discontinued operations	47	103	1,011
Minority interest	343	343	349
Stock-based compensation expense	2,242	992	579
(Gain) loss on sale of real estate and other investments, net	(106)	(33,074)	1,504
Realization of reserve on note receivable	—	—	(3,905)
Realization of deferred gain on note receivable	—	—	(3,610)
Straight-line rental income(1)	(4,765)	(3,085)	(1,614)
Other non-cash items, net	(1,213)	(772)	2,021
Decrease (increase) in interest receivable	410	487	(115)
Decrease (increase) in prepaid, other assets and allowance	139	161	(362)
Decrease in accrued interest payable	(9)	(172)	(97)
(Decrease) increase in accrued expenses and other liabilities	(523)	(45)	2,975

Net cash provided by operating activities	58,625	57,567	64,132
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(5,696)	(19,685)	(30,135)
Conversion of mortgage loans to owned properties	—	—	(459)
Proceeds from sale of real estate investments, net	322	54,035	605
Payment of deferred lease cost	—	(9,500)	—
Principal payments on mortgage loans receivable and REMIC Certificates	33,004	31,509	17,443
Investment in real estate mortgages	(6,039)	—	(38,219)
Conversion of REMIC certificates to mortgage loans	—	—	(855)
Investment in marketable debt and securities(2)	—	(1,440)	(9,933)
Proceeds from the redemption/sale of marketable equity securities	3,885	1,957	—
Advances under notes receivable	(52)	(1,486)	(4,088)
Principal payments received on notes receivable	1,139	4,180	15,225

Net cash provided by (used in) investing activities	26,563	59,570	(50,416)
FINANCING ACTIVITIES:
Bank borrowings	—	2,000	30,700
Repayment of bank borrowings	—	(18,000)	(14,700)
Repayment of senior mortgage participation	—	(11,535)	(3,872)
Principal payments on mortgage loans, bonds payable and capital leases	(1,516)	(11,021)	(9,478)
Proceeds from common and preferred stock offerings	—	—	32,626
Repurchase of common stock	(18,768)	(1,476)	(3,296)
Distributions paid to stockholders	(51,978)	(50,909)	(46,419)
Repayment of stockholder loans	—	226	282
Distributions paid to minority interests	(343)	(349)	(531)
Other	161	245	226

Net cash used in financing activities	(72,444)	(90,819)	(14,462)

Increase (decrease) in cash and cash equivalents	12,744	26,318	(746)
Cash and cash equivalents, beginning of year	29,887	3,569	4,315

Cash and cash equivalents, end of year	$42,631	$29,887	$3,569

Supplemental disclosure of cash flow information:
Interest paid	$4,714	$7,045	$8,216
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

(1)
During 2007, we recorded $206,000 in straight-line rental income from a related party See Note 13. Transactions with Related Party for further discussion.

(2)
During 2007, we received $3,885,000 as a result of a partial redemption of our marketable debt securities from a related party. See Note 13. Transactions with Related Party for further discussion.

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

        Emerging Issues Task Force (or EITF) Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights" (or EITF 04-5) creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in EITF 04-5. The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However we can transfer our interest without consultation or permission of the limited partners. We consolidate our partnerships in accordance with EITF 04-5.

        Statement of Accounting Financial Standard (or SFAS) No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Any non-controlling minority interest that may be redeemed with equity of any entity (including equity of an entity other than the subsidiary) does not meet the definition of a mandatorily redeemable financial instrument and thus does not fall under SFAS No. 150 guidelines. Since the partnership agreement with our limited partners (minority interests) specifies that the limited partners' exchange rights may be settled in our common stock or cash at our option SFAS No. 150 does not have an impact on the financial statement presentation or accounting for our minority interests.

        Financial Accounting Standards Board (or FASB) Interpretation No. 46(R) "Consolidation of Variable Interest Entities" (or FIN 46) addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires that we consolidate a "variable interest entity" if we are subject to a majority of the risk of loss from the "variable interest entity's" activities, or are entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2007, we do not have investments in any entities that meet the definition of a "variable interest entity."

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Land, Buildings and Improvements.    Land, buildings and improvements are recorded at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes and includes depreciation associated with properties we lease that qualify as capital leases under SFAS No. 13 "Accounting for Leases." Estimated useful lives for financial reporting purposes generally range from 3 years for computers to 7 years for equipment and 35 to 40 years for buildings.

        Mortgage Loans Receivable.    Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan.

        Allowance for Loan Losses.    We maintain an allowance for loan losses in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended, and SEC Staff Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." The allowance for loan losses based upon the expected collectibility of the mortgage loans receivable and is maintained at a level believed adequate to absorb potential losses in our loans receivable. In determining the allowance we perform a quarterly evaluation of all outstanding loans. If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances are recorded in current period earnings.

        Impairments.    Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property, as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Fair Value of Financial Instruments.    SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair market value amounts presented in the notes to these financial statements do not represent our underlying carrying value in financial instruments.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 14, 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (or SFAS No. 157-1). SFAS No. 157-1 amends SFAS No. 157, to exclude the FASB issued Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (or SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141(R), "Business Combinations" (or SFAS No. 141(R)), regardless of whether those assets and liabilities are related to leases. The adoption of SFAS No. 157 on January 1, 2008 is not expected to have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141(R) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) is effective for fiscal years beginning December 15, 2008. We are currently evaluating the impact of the application of SFAS No.141(R) on our results of operations and financial position.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (or SFAS No. 160). SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We are currently evaluating the impact of the application of SFAS No.160 on our results of operations and financial position.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value of Option for Financial Assets and Financial Liabilities" (or SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not currently plan to adopt the elective fair market value option in our 2008 financial statements.

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The fair value of investments in marketable debt securities at December 31, 2007 is based upon the market rate for those securities. The fair values of mortgage loans receivable, and long-term debt obligations are based upon the estimates of management and on rates currently prevailing for comparable loans, and instruments of comparable maturities.

        The carrying value and fair value of our financial instruments as of December 31, 2007 and 2006 were as follows (in thousands):

	At December 31, 2007			At December 31, 2006
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$91,278	$105,421	(1)	$116,992	$134,260	(1)
Marketable debt securities	6,464	6,955	(2)	9,939	11,000	(3)
Mortgage loans payable	47,165	47,165		48,266	48,266
Bonds payable	5,130	5,130		5,545	5,545

(1)
The net present value of the future cash flows of the mortgage loans using a 7.5% discount rate.

(2)
The pricing of our marketable debt securities at December 31, 2007 was 107%.

(3)
The pricing of our marketable debt securities at December 31, 2006 was 110%.

        For discussion of our investments in mortgage loans receivable see Note 6. Real Estate Investments. For discussion of our investment in marketable debt securities see Note 9. Marketable Securities. For discussion of our mortgage loans payable, bonds payable and senior mortgage participation payable, see Note 10. Debt Obligations.

        Investments.    Investments and marketable debt and equity securities are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requires that we categorize our investments as trading, available-for-sale or held-to-maturity. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, reported in other comprehensive income until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. Our investment in marketable debt securities is classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

        Revenue Recognition.    Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received. Deferred lease costs associated with a specific lease are amortized over the term of the lease as an offset to rental income.

        Base rents under operating leases are accrued as earned over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally between 2.0% and 2.5%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SEC Staff Bulletin No. 104 "Revenue Recognition in Financial Statements" (or SAB 104) does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the "non-accrual lease" we will record an impairment charge related to the straight-line rent asset.

        During the period that we owned REMIC Certificates, management periodically evaluated the realizability of future cash flows from the mortgages underlying REMIC Certificates. Included in our evaluation, management considered such factors as actual and/or expected loan prepayments, actual and/or expected credit losses, and other factors that may impact the amount and timing of Certificate future cash flows. Impairments were recorded when an adverse change in cash flows was evident and was determined to be other than temporary in nature. Additionally, interest recognition amortization schedules were adjusted periodically to reflect changes in expected future cash flows from the REMIC certificates, thus, accordingly adjusting future interest income recognized. For the year ended December 31, 2005 we recognized $3.5 million in interest income from our investment in REMIC Certificates. At December 31, 2007, 2006 and 2005, we did not have any investment in REMIC Certificates. See Note 6. Real Estate Investments for discussion of our historical investment in REMIC Certificates.

        Net loan fee income and commitment fee income are amortized over the life of the related loan. Costs associated with leases are deferred and allocated over the lease term in proportion to the recognition of rental income as required by SFAS No. 13 "Accounting for Leases."

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

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, differs from net income for financial statement purposes principally due to the treatment of certain interest income, other expense items, impairment charges, and depreciable lives and basis of assets. At December 31, 2007, the book basis of our net assets exceeded the tax basis (unaudited) by approximately $56,242,000, primarily due to additional depreciation taken for tax purposes.

        At December 31, 2006, we had accrued $950,000 related to a closing agreement pending with the Internal Revenue Service (or IRS). During 2006 we voluntarily approached the IRS to correct a technical violation in our filing for the year 2000, which is a closed year, and paid the $950,000 to them in the first quarter of 2007.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (or FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have any effect on our consolidated financial statements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Discontinued Operations.    In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," properties held-for-sale on the balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of operations. In addition, all gains and losses from real estate sold are also included in discontinued operations. As required by SFAS No. 144, gains and losses on prior years related to assets included in discontinued operations in 2006 have been reclassified to discontinued operations in prior years for comparative purposes. See Note 6. Real Estate Investments, for a detail of the components of the net income from discontinued operations. Accordingly, we record reclassification adjustments to reflect properties sold subsequent to the respective balance sheet date as held-for-sale in the prior period balance sheet as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

        Net Income Per Share.    Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

        Stock-Based Compensation.    SFAS No. 123(revised 2004), "Share-Based Payment", is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and its related interpretations, and amends SFAS No. 95 "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R), using the "modified prospective" method, effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements. We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 under SFAS No. 123 using the "prospective method" described in SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are now recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 11. Stockholders' Equity. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement did not have an impact on our statement of cash flows.

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

        Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes Extendicare REIT's, ALC's and Brookdale's financial information as of and for the nine months ended September 30, 2007 per the operators' public filings (in thousands). Our other operator is privately owned and thus no public financial information is available:

	UNAUDITED
	Extendicare REIT	ALC	Brookdale
	(in thousands)	(in thousands)	(in thousands)
Current assets	$396,927	$26,025	$294,911
Non-current assets	880,566	427,594	4,550,842
Current liabilities	235,459	46,321	532,836
Non-current liabilities	1,058,000	104,755	2,786,552
Stockholders' (deficit) equity	(15,966)	302,543	1,526,365
Gross revenue	1,334,772	172,845	1,369,838
Operating expenses	1,176,702	148,196	1,410,871
Income(loss) from continuing operations	63,860	13,124	(113,248)
Net income (loss)	59,903	13,124	(112,742)
Cash provided by operations	87,723	35,406	138,409
Cash provided by (used in) investing activities	4,583	(36,120)	(346,277)
Cash provided by (used in) financing activities	63,686	(10,262)	202,893

        The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies' available public filing and, therefore, we have not independently verified the accuracy of such information.

        Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.7%, or $63,923,000, of our total assets at December 31, 2007 and 15.7% of rental revenue and interest income recognized as of December 31, 2007 excluding the effects of straight-line rent.

        Alterra leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.6%, or $63,286,000, of our total assets at December 31, 2007 and 14.9% of rental revenue and interest income recognized as of December 31, 2007 excluding the effects of straight-line rent.

        Preferred Care, through various wholly owned subsidiaries, operates 35 skilled nursing properties with a total of 4,409 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 13.1%, or $71,147,000, of our total assets at December 31, 2007 and 15.1% of rental revenue and interest income recognized as of December 31, 2007 excluding the effects of straight-line rent.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2007	2006	2005
	(in thousands)
Non-cash investing and financing transactions:
Property exchange	$—	$3,410	$—
Transfer of REMIC certificates to mortgage loans receivable	—	—	31,120
Elimination of loans payable resulting from repurchase of REMIC certificates	—	—	7,125
Loans receivable settled in connection with real estate acquisitions	—	—	3,029
Increase (Decrease) in short term notes / mortgage loans receivable related to the disposition of real estate properties	530	(1,500)	1,500
Conversion of preferred stock to common stock	788	3,976	5,215
Restricted common stock issued, net of cancellations	1	—	1,713
Modification of vesting on previously issued restricted common stock	—	—	1,435
Capital improvement holdback from investments in notes / mortgage loans receivable	130	432	620
Application of a prior year capital expenditure funding	—	489	—

5. Impairment Charge

        We periodically perform a comprehensive evaluation of our real estate investment portfolio in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." We calculate impairment losses as the excess of the carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In the past the long-term care industry experienced significant adverse changes, which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. As a result we identified certain investments in skilled nursing properties that we determined had been impaired. These assets were determined to be impaired primarily because the estimated undiscounted future cash flows to be received from these investments are less than the carrying values of the investments. We follow the disclosure guidance required by EITF 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". See Note 6. Real Estate Investments for discussion of the fair value methodology used in valuing our investment in REMIC Certificates and related disclosures required by EITF 03-1.

        No impairment charges were recorded during 2007, 2006 or 2005. We have evaluated all assets and believe there were no other than temporary impairments. However in past years, the long-term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

6. Real Estate Investments

        Mortgage Loans.    During the year ended December 31, 2007, we invested $6,039,000, net of closing fees and capital improvement holdbacks in two mortgage loans with the same borrower on two skilled nursing properties located in Texas. One loan in the amount of $4,000,000 is secured by a first trust deed on a property with 230 licensed beds of which 172 beds are Medicaid licensed. The other

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan in the amount of $2,200,000 is secured by a first trust deed on a property with 117 licensed beds of which 114 are Medicaid licensed. Both loans have an initial interest rate of 9.75%, increasing 0.15% annually, with a 20-year amortization and mature in 10 years. The borrower has entered into separate operating leases with one of our existing operators. We also received a $530,000 mortgage loan secured by a skilled nursing property located in Tennessee in connection with the sale of 59-bed skilled nursing property. See Owned Properties and Lease Commitments below for further detail on the sale. This loan has a fixed interest rate of 11% and matures in November 2008. During the year ended December 31, 2007 we also received $28,509,000 related to the payoff of 11 mortgage loans secured by 14 skilled nursing properties located in various states. We also received $4,495,000 in regularly scheduled principal payments.

        During the year ended December 31, 2006, we received $26,716,000 related to the payoff of 12 mortgage loans secured by nine skilled nursing properties and three assisted living properties located in various states and two partial principal pay downs on two mortgage loans secured by two skilled nursing properties. We also received $4,793,000 in regularly scheduled principal payments.

        During the year ended December 31, 2005, a loan was paid off in the last remaining REMIC pool, REMIC 1998-1, which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under EITF No. 02-9 ("EITF 02-9") "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", a Special Purpose Entity ("SPE") may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by EITF 02-9, the repurchase for the transferred assets was accounted for at fair value. Prior to the repurchase, the book value of the REMIC Certificates we owned was $21,553,000 which included a $1,374,000 impairment recorded in 2003 and a fair market value adjustment of $1,855,000 included in Accumulated Comprehensive Loss in prior periods. The fair market value of the loans in the REMIC Pool was $25,296,000. Accordingly a $3,743,000 fair market value adjustment was recorded in Accumulated Comprehensive Income in 2005. This amount, offset by the $1,855,000 Accumulated Comprehensive Loss previously discussed is being amortized to increase interest income over the remaining life of the loans. The 13 loans that were effectively repurchased had a weighted average interest rate of 11.2% and an unamortized principal balance of $25,012,000. The premium of $284,000 is being amortized to reduce interest income over the life of the loans. As of December 31, 2007 the 1998-1 REMIC Pool was fully retired.

        At December 31, 2007, we had 50 mortgage loans secured by first mortgages on 47 skilled nursing properties with a total of 5,545 beds, 10 assisted living residences with 705 units and one school. These properties are located in 15 states. At December 31, 2007, the mortgage loans had interest rates ranging from 7.0% to 13.4% and maturities ranging from 2008 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2007 and 2006, the estimated fair value, based on the net present value of the future cash flows of the mortgage loans using a 7.5% discount rate was approximately $105,421,000 and $134,260,000, respectively, with a carrying value of $91,278,000 and $116,992,000, respectively. Scheduled principal payments on mortgage loans are $6,576,000; $20,370,000; $5,479,000; $11,941,000; $5,949,000 and $40,963,000 in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Owned Properties and Lease Commitments.    At December 31, 2007, we owned properties in 23 states consisting of 61 skilled nursing properties with a total of 7,179 beds, 84 assisted living properties with 3,744 units and one school.

        During the year ended December 31, 2007 we sold a closed, previously impaired skilled nursing property located in Texas to a third party for $166,000. We also sold a 59-bed skilled nursing property located in Tennessee to a third party for $700,000. We received $322,000 in cash proceeds net of closing costs and received a mortgage loan of $530,000 secured by the first mortgage on the skilled nursing property located in Tennessee. As a result of these two sales, we recognized a gain net of selling expenses of $106,000 in 2007. Additionally, we invested $4,014,000 at an average yield of approximately 10% under agreements to renovate 20 properties operated by nine different operators. As of December 31, 2007, total capital improvement commitments with specific termination dates were $14,113,000 from 2008 through 2010 at interest rates from 8.0% to 11.0%. Additionally, we committed to provide Extendicare REIT & ALC up to $5,000,000 per year at a minimum interest rate of 9.5%. Subsequent to December 31, 2007, we sold a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party for $555,000 in cash and recognized a $92,000 gain. We also acquired a 30-bed skilled nursing property located in Ohio for $1,014,000. The property was added to an existing master lease at a 10% yield and we have agreed to provide funding up to $2,000,000 to purchase land, construct and equip a new building which will be a combined skilled nursing and assisted living property. This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by February 1, 2011.

        During 2006 we sold four assisted living properties located in various states with a total of 431 units and one 174-bed skilled nursing property located in Arizona. We recognized a gain of $32,557,000 on the two transactions and received total net proceeds of $3,410,000 in property associated with the exchange described below and $54,035,000 in cash, after paying both closing costs and a $3,800,000 8.75% State of Oregon bond obligation related to one of the properties sold. See Note 10. Debt Obligations for further discussion of the debt payoff. In 2005 we sold an option to purchase the four assisted living properties to Sunwest Management Inc. (or Sunwest) for $2,000,000. In exchange for the right to purchase the properties for $58,500,000 we received $500,000 in cash and a note receivable for $1,500,000. The proceeds from the sale of the purchase option were applied to the proceeds of the sale of the four assisted living properties in 2006.

        During the year ended December 31, 2006 we acquired five skilled nursing properties with a total of 373 beds for $13,536,000 in cash and $3,410,000 in property located in various states. These properties are leased to two third parties under 10-year master leases, each with two five-year renewal options. The combined initial annual rent is approximately $1,932,000, an 11.4% initial yield.

        During 2006, we paid $9,500,000 in deferred lease costs related to the termination of our master lease with Centers for Long Term Care, Inc. (or CLC) effective November 1, 2006. Also on that date we entered into a new 15-year master lease with Preferred Care for the 25 skilled nursing properties formerly leased to CLC. In 2007, we amended and restated the Preferred Care master lease to provide for a separate master lease for two skilled nursing properties located in Kansas. The amended and restated master lease and the separate new master lease have 15-year maturities. These Preferred Care master leases have two five-year renewal options which require both renewal options to be exercised concurrently. The initial annual minimum rent for the amended and restated master lease and the separate new master lease beginning in January 2007 was $7,744,000 and $444,000, respectively, and increases annually by 2.5% on each January 1st thereafter. The amended and restated master lease and the separate new master lease contain cross default provisions between these two master leases and a separate lease for a skilled nursing property located in Texas. We also provided Preferred Care

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$300,000 in deferred lease costs for inventory and equipment needs during the transition of the 25 properties from CLC to Preferred Care. We recorded $630,000, $106,000 and $0 of amortized deferred lease costs related to this lease for the years ended December 31, 2007, 2006, and 2005, respectively.

        Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years. Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally between 2.0% and 2.5%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2007, 2006 and 2005 was not significant in relation to contractual base rent income.

        Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations as required by SFAS No. 144, was $14,032,000, $13,581,000 and $13,302,000 for the years ended December 31, 2007, 2006 and 2005.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent are: $55,269,000; $56,426,000; $57,650,000; $58,525,000; $56,779,000 and $381,658,000 for the years ending December 31, 2008, 2009, 2010, 2011, 2012, and thereafter.

        Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	For the year ended December 31,
	2007	2006	2005
Rental income	$—	$725	$4,899
Interest and other income	—	97	—

Total revenues	—	822	4,899
Interest expense	—	17	338
Depreciation and amortization	47	103	1,011
Operating and other expenses	—	7	25

Total expenses	47	127	1,374

(Loss) Income from discontinued operations	$(47)	$695	$3,525

        REMIC Certificates.    At December 31, 2007 and 2006 we did not have any investments in REMIC Certificates.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, we are amortizing the $1,051,000 balance in Other Comprehensive Income that resulted from transferring the loans at fair value as required by SFAS No. 115 "Accounting for Certain Investments in debt and Equity Securities" as a yield adjustment to increase interest income over the life of the related loans. During 2005, a loan was paid off in the 1998-1 REMIC pool, which caused the Senior Certificate holders entitled to any principal payments to be paid off in full. See paragraph two under Mortgage Loans for a description of this event. As of December 31, 2007 the 1998-1 REMIC Pool was fully retired.

        Income on the subordinated certificates was as follows for the years ended December 31, 2007, 2006 and 2005 (dollar amounts in thousands):

	2007	2006	2005
1993-1 Pool	$—	$—	$—
1994-1 Pool	—	—	—
1996-1 Pool	—	—	551
1998-1 Pool	—	—	2,929

	$—	$—	$3,480

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

        At December 31, 2007 and 2006 and we did not have any investment in REMIC Certificates. We had no unrealized holding gains on available-for-sale certificates in comprehensive income for the years ended December 31, 2007 and 2006. Unrealized holding gains on available-for-sale certificates of $3,743,000 were included in comprehensive income for the years ended December 31, 2005. We used certain assumptions and estimates in determining the fair value allocated to the retained interest at the time of initial sale and subsequent measurement dates in accordance with SFAS No. 140. These assumptions and estimates included projections concerning the expected level and timing of future cash flows, current interest rate environment, estimated spreads over the U.S. Treasury Rate at which the retained certificates might trade, expectations regarding credit losses, if any, expected weighted-average life of the underlying collateral and discount rates commensurate with the risks involved. These assumptions were reviewed periodically by management.

        During the years we had investments in REMIC Certificates, to the extent there were defaults, unrecoverable losses or prepayments of principal on the underlying mortgages resulting in reduced cash flow, the subordinated REMIC Certificates historically held by us would have borne the first risk of loss. During management's periodic evaluation of the realizability of expected future cash flows from the mortgages underlying our historical investment in REMIC Certificates there were no indications that a portion of the underlying mortgage collateral would not be realized by the REMIC Trust. Accordingly, we did not record impairment charges during 2007, 2006 or 2005. See Note 5. Impairment Charge for a discussion of the impairment indicators.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Securitizations

        LTC is a REIT and, as such, makes investments with the intent to hold them for long-term purposes. However, we have in the past, transferred mortgage loans to a REMIC (securitization) when a securitization provided us with the best available form of capital to fund additional long-term investments. When contemplating a securitization, consideration is given to our current and expected future interest rate posture and liquidity and leverage position, as well as overall economic and financial market trends. As of December 31, 2007 we had completed four securitization transactions, the last being in 1998. We may again employ this type of financing in the future should we determine the financing environment is appropriate for this type of transaction.

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

        Certain cash flows received from and paid to REMIC Trusts are as follows: (dollar amounts in thousands):

	Year Ended
	2007	2006	2005
Cash flow received on retained REMIC Certificates	$—	$—	$7,454
Servicing and related fees received	—	—	25
Servicing advances made	—	—	176
Repayments of servicing advances	—	—	193

        Currently in our portfolio we have no mortgage loans held for securitization. Quantitative information relating to subserviced mortgage loans including delinquencies and net credit losses is as follows: (dollar amounts in thousands)

	Year Ended
	2007	2006	2005
Average balance of loans in REMIC pools	$—	$—	$39,036
Year-end balance of loans in REMIC pools	—	—	—
Net credit losses	—	—	—
Net credit losses to average REMIC pool loans	—	—	—
Average delinquencies (greater than 30 days) in REMIC pool loans during the year	—	—	1.2%

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Notes Receivable

        During 2007, we funded $52,000 and received $1,139,000 in principal payments under various loans and line of credit agreements with certain operators. At December 31, 2007, we had 5 loans outstanding with a carrying value of $3,292,000 at a weighted average interest rate of 7.9%.

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

9.     Marketable Securities

        At December 31, 2007, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG.

        During 2007, SHG redeemed $3,500,000 face value of our original investment of $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest. As a result of this early redemption we recognized additional interest income of $385,000 in 2007.

        We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006 and 2007 we had no outstanding balances under the Unsecured Credit Agreement.

        Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things, (i) a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0, (ii) a ratio not greater than .35 to 1.0 of secured debt to total asset value (iii) a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and (iv) a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges. Based on our covenant compliance at December 31, 2007, any borrowings under the line could be at the lowest interest rates provided for in the Unsecured Credit Agreement, LIBOR plus 1.50% or Prime plus 0.50%.

        Mortgage Loans Payable.    Maturity dates, weighted average interest rates and year-end balances on our mortgage loans payable were (dollar amounts in thousands):

Maturity	Total Loan Balance at December 31, 2007	Rate	Total Loan Balance at December 31, 2006	Rate
2008	14,379	7.27%	14,813	7.27%
2009	24,781	8.68%	25,308	8.68%
2010	8,005	8.69%	8,145	8.69%
2011	—	—	—	—
2012	—	—	—	—
Thereafter	—	—	—	—

	$47,165		$48,266

        As of December 31, 2007 and 2006 the aggregate carrying value of real estate properties securing our mortgage loans payable was $57,088,000 and $59,431,000, respectively.

        During 2006 we paid off a mortgage loan at maturity in the amount of $9,225,000. The mortgage loan was secured by two assisted living properties and had an interest rate of 6.3%. During 2005 we paid off a $3,762,000 mortgage loan payable to a REMIC Pool we originated. Additionally in 2005, mortgage loans payable decreased $7,125,000 due to the elimination of two loans payable included in a REMIC pool whose assets were effectively repurchased by us as described in Note 6. Real Estate Investments.

        Bonds Payable.    At December 31, 2007 and 2006 we had outstanding principal of $5,130,000 and $5,545,000, respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2007, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 6.2%. Additionally, included in liabilities related to properties held-for-sale at December 31, 2005, we had outstanding principal of $3,824,000 on a multi-unit housing tax-exempt revenue bond that bore interest at 8.75% and was secured by one assisted living property in Oregon. During 2006, this bond was fully prepaid from the proceeds received from the sale of the Sunwest properties as described in Note 6. Real Estate Investments.

        As of December 31, 2007 and 2006, the aggregate carrying value of real estate properties securing our bonds payable was $11,280,000.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 77 months. The Senior Participation was secured by the entire Participation Loan Pool. We received net proceeds from the issuance of the Senior Participation of $29,750,000 that was used to reduce commitments and amounts outstanding under our Secured Revolving Credit.

        The Senior Participation received interest at a rate of 9.25% per annum, payable monthly in arrears, on the then outstanding principal balance of the Senior Participation. In addition, the Senior Participation received all mortgage principal collected on the Participation Loan Pool until the Senior Participation balance was reduced to zero. We retained interest received on the Participation Loan Pool in excess of the 9.25% paid to the Senior Participation. The ultimate extinguishment of the Senior Participation was tied to the underlying maturities of loans in the Participation Loan Pool. We accounted for the participation transaction as a secured borrowing under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        During 2006 the Senior Participation was repaid in full receiving a principal payment of $10,767,000 from the payoff of three mortgage loans and the refinance of six mortgage loans in the Participation Loan Pool. Also during 2006 the Senior Participation received scheduled principal payments of $767,000. We had no Senior Participation balance at December 31, 2006 and 2007.

        Scheduled Principal Payments.    Total scheduled principal payments for our mortgage loans payable, and bonds payable as of December 31, 2007 were $15,542,000; $24,843,000; $8,180,000; $530,000; $565,000 and $2,635,000 in 2008, 2009, 2010, 2011, 2012 and thereafter.

        Fair Value.    The estimated fair value of the mortgage loans payable, and bonds payable approximated their carrying values at December 31, 2007 based upon prevailing market interest rates for similar debt arrangements.

11.   Stockholders' Equity

        Preferred Stock.    Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,				Carrying Value at December 31,
Issuance			Liquidation Value Per share	Dividend Rate
	2007	2006			2007	2006
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative Convertible Preferred Stock	162,135	193,644	$25.00	8.5%	$23.84	$23.84
Series F Cumulative Preferred Stock	6,640,000	6,640,000	$25.00	8.0%	$23.99	$23.99

        Our Series C Cumulative Convertible Preferred Stock (or Series C Preferred Stock) is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2007 and 2006.

        Our Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) is convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. On or after September 19, 2006 and before September 19, 2008, we have the right but not the obligation, upon not less than 30 nor more than 60 days' written notice, to redeem shares of the Series E Preferred Stock, in whole or in part, if such notice is given within fifteen trading days of the end of the 30 day period in which the closing price of our common stock on the NYSE equals or exceeds 125% of the applicable conversion price for 20 out of 30 consecutive trading days, for cash at a redemption price of $25.00 per share, plus all accrued and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unpaid dividends thereon. We may not otherwise redeem the Series E Preferred Stock before September 19, 2008, except in order to preserve our status as a real estate investment trust. Dividends are payable quarterly. During 2007, holders of 31,509 shares of Series E Preferred Stock notified us of their election to convert such shares into 63,018 shares of common stock. During 2006, holders of 159,031 shares of Series E Preferred Stock notified us of their election to convert such shares into 318,062 shares of common stock. During 2005 holders of 208,594 shares of Series E Preferred Stock notified us of their election to convert such shares into 417,188 shares of common stock. Total shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock were 324,270 at December 31, 2007. Subsequent to December 31, 2007, holders of 90,800 shares of Series E Preferred Stock notified us of their election to convert such shares into 181,600 shares of common stock. Subsequent to this most recent conversion, there are 71,335 shares of our Series E Preferred Stock outstanding.

        Our Series F Cumulative Convertible Stock (or Series F Preferred Stock) is not redeemable prior to February 23, 2009, except as necessary to preserve our status as a real estate investment trust. On or after February 23, 2009, we may, at our option, redeem the Series F Preferred Stock, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption. The dividend rate is 8.0% and the liquidation value is $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. At December 31, 2007 there were 6,640,000 shares of our Series F Preferred Stock outstanding. Subsequent to December 31, 2007 we purchased 500,000 shares of our Series F Preferred Stock at a purchase price of $11,015,000 or $22.03 per share, including commissions. As required by EITF D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the discounted purchase price of $1,485,000 (the carrying amount of $25.00 per share of the preferred stock over the fair value of $22.03 per share) will be reflected on the income statement netted with the original issue discount related to the 500,000 shares of $504,000 and will be added to net income in calculating net income available to common shareholders in the first quarter of 2008. After this purchase, 6,140,000 shares of the Company's Series F Preferred stock remained issued and outstanding.

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

        During 2006 we repurchased and retired 71,493 shares of common stock for an aggregate purchase price of $1,476,000 or $20.65 per share. During 2005 we repurchased and retired 184,700 shares of common stock for an aggregate purchase price of $3,296,000 at an average purchase price of $17.85 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases, 2,604,393 shares were purchased under this authorization. In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock. Subsequent to December 31, 2007, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. During 2007 we repurchased and retired 893,079 shares of common stock for an aggregate purchase price of $18,768,000 or $21.01 per share. The shares were purchased on the open market under the new Board authorization discussed above. After this common stock repurchase and the Preferred stock repurchase,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as mentioned above, we continue to have an open Board authorization to purchase an additional 3,606,921 shares.

        At December 31, 2007 we had one limited partnership and reserved 201,882 shares of our common stock under this partnership agreement. We consolidate the limited partnership since we exercise control and we carry the minority interest at cost. The non-managing partners can exercise their conversion rights, at our option, for shares of our common stock or for an amount of cash approximating the then-current market value of shares of our common stock. Historically, we have elected to pay cash upon non-managing partners' election to exercise their conversion rights. If we elected to issue shares of our common stock upon non-managing partners' election to exercise their conversion rights, the carrying amount of the partnership is reclassified to stockholder's equity. At December 31, 2007 the carrying value and the market value of the partnership conversion rights are $3,432,000 and $5,057,000, respectively.

        Subsequent to December 31, 2007 one of our non-managing partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership. In accordance with the limited partnership agreement, at our option, we paid $510,000 for the redemption of 22,000 shares owned by the limited partner. Since the market value of the common stock converted was greater than the book value of the partnership interests received, we will recognize in the first quarter of 2008 a $136,000 increase in the basis of the properties underlying the limited partnership interest acquired. Subsequent to this conversion we have 179,882 shares of our common stock reserved for this partnership agreement.

        Available Shelf Registrations.    During June 2007 we filed an amended Form S-3 "shelf" registration which became effective June 18, 2007 and provides us with the capacity to offer up to $300,000,000 in our debt and/or equity securities. At December 31, 2007 we had $300,000,000 available under the "shelf" registration.

        Dividend Distributions.    We declared and paid the following cash dividends on our common and preferred stock (in thousands):

	Year ended December 31, 2007		Year ended December 31, 2006
	Declared	Paid	Declared		Paid
Preferred Stock
Series C	$3,272	$3,272	$3,272		$3,272
Series E	371	388	605		689
Series F	13,280	13,280	13,280		13,280

Total Preferred	16,923	16,940	17,157		17,241
Common Stock	35,038	35,038	25,285	(2)	33,668	(3)

Total	$51,961	$51,978	$42,442	(1)	$50,909	(1)

(1)
Difference between declared and paid is the change in accrued distributions payable on the balance sheet.

(2)
Represents $0.12 per share per month declared for April through December. Dividends for the first quarter of 2006 were declared and accrued during fourth quarter of 2005.

(3)
Represents $0.125 per share per month paid for the year ended December 31, 2007.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Subsequent to December 31, 2007, we increased the monthly common dividend by 4% and we declared a monthly cash dividend of $0.13 per share on our common stock for the months of January, February and March 2008, payable on January 31, February 29, and March 31, 2008, respectively, to stockholders of record on January 23, February 21, and March 24, 2008, respectively.

        Other Equity.    At December 31, 2007 and 2006, Other Equity consisted of $956,000 and $1,693,000, respectively, of accumulated comprehensive income.

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

        At December 31, 2007 and 2006, no loans were outstanding. At December 31, 2005 loans totaling $226,000 were outstanding and the market value of the common stock securing these loans was approximately $1,262,000.

        Stock Based Compensation Plans.    During 2004 we adopted and our stockholders approved The 2004 Stock Option Plan under which 500,000 shares of common stock have been reserved for incentive and nonqualified stock option grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Stock Option Plan are set by our compensation committee at its discretion. During 2007 we granted 174,500 stock options at $23.79 per share and 30,000 stock options at $23.47 per share under this plan. These shares vest ratably over a three-year period. Total shares available for future grant under The 2004 Stock Option Plan as of December 31, 2007, 2006 and 2005 were 265,500, 470,000 and 470,000, respectively. All options outstanding that were granted under The 2004 Stock Option Plan vest over three years from the original date of grant. Unexercised options expire seven years after the date of vesting.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our stockholders have approved the 1998 Equity Participation Plan under which 500,000 shares of common stock were reserved. The plan provides for the issuance of incentive and nonqualified stock options, restricted common stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the Plan are set by our compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date of grant. During 2007 we issued 40,000 shares of restricted common stock at $25.98 per share, 46,500 shares of restricted common stock at $23.79 per share and 3,766 shares of restricted common stock at $23.47 per share under this plan. These shares vest ratably over a three-year period. Total shares available for future grant under the 1998 Equity Participation Plan as of December 31, 2007, 2006 and 2005 were 9,350; 99,616 and 99,616, respectively. All options outstanding that were granted under the 1998 Equity Participation Plan vest over five years from the original date of grant. Unexercised options expire seven years after the date of vesting.

        Nonqualified stock option activity for the years ended December 31, 2007, 2006 and 2005, was as follows:

	Shares			Weighted Average Price
	2007	2006	2005	2007	2006	2005
Outstanding, January 1	64,000	110,200	200,300	$10.33	$9.26	$7.15
Granted	204,500	—	15,000	$23.74	—	$19.62
Exercised	(34,000)	(46,200)	(101,100)	$5.64	$7.77	$6.68
Canceled	—	—	(4,000)	—	—	$7.63

Outstanding, December 31	234,500	64,000	110,200	$22.71	$10.33	$9.26

Exercisable, December 31(1)	25,000	40,000	58,600	$14.85	$7.07	$5.46

  (1)
  The aggregate intrinsic value of exercisable options at December 31, 2007, based upon the closing price of our common shares at December 31, 2007, amounted to approximately $255,000. Options exercisable at December 31, 2007 have a weighted average remaining contractual life of approximately 5.9 years.

        During 2007 a total of 34,000 options were exercised at a total option value of $191,000 and a total market value as of the exercise dates of $883,000.

        Restricted common stock activity for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Outstanding, January 1	130,522	177,495	132,772
Granted	98,500	—	80,000
Vested	(91,668)	(46,973)	(24,143)
Canceled	—	—	(11,134)

Outstanding, December 31	137,354	130,522	177,495

Compensation Expense for the year(1)	$2,132,000	$953,000	$540,000

  (1)
  At December 31, 2007, the total compensation cost related to unvested restricted common stock granted is $2,413,000, which will be recognized over the remaining vesting period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2004, we adopted and our stockholders approved The 2004 Restricted common stock Plan under which 100,000 shares of common stock have been reserved for restricted common stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Restricted common stock Plan are set by our compensation committee at its discretion. During 2007 we issued 8,234 shares of restricted common stock at $23.47 per share. These shares vest ratably over a three-year period. During 2006 we did not issue any shares of restricted common stock. Total shares available for future grant under The 2004 Restricted common stock Plan as of December 31, 2007, 2006 and 2005 were 0, 8,234 and 8,234, respectively.

        During 2007 we extended the vesting of 27,120 shares of unvested restricted common stock to align the vesting dates with the 40,000 share of restricted common stock grant previously discussed. The impact on future compensation expense we will recognize related to this vesting modification is immaterial. Additionally, during 2007 we modified the vesting of 54,960 shares of unvested restricted common stock by accelerating the vesting so that the 54,960 shares vest ratably from March through December 2007. Prior to this modification the shares were vesting in two traunches ratably over two and three years, respectively. The accelerated compensation expense we recognized related to this vesting acceleration was $551,000 in 2007.

        During 2005 our Board of Directors approved a change in the vesting criteria for 89,760 shares of restricted common stock outstanding. Prior to the change, these shares vested ratably over five years if we met certain financial objectives and the grantees remained employed by us. Compensation expense was recognized over the service period at the market price per share on the date of vesting. Our Board of Directors modified the awards so that at December 31, 2006, the 89,760 shares of restricted common stock vest ratably over four years. Accordingly, we recorded $1,435,000 in deferred compensation based on the closing market price per share on the date the award was modified.

        Prior to January 1, 2006, deferred compensation related to the award modification was being amortized to compensation expense over the service period. Effective January 1, 2006, we adopted SFAS No. 123(R) which requires that an equity instrument such as restricted common stock, not be recognized until the compensation cost related to that instrument is recognized. This accounting differs from APB Opinion No. 25 "Accounting for Stock Issued to Employees" (or APB 25) whereby we recorded the grant of non-vested restricted common stock in capital with an offsetting contra-equity account, deferred compensation, which was amortized to expense over the vesting period. As required by SFAS No. 123(R), we reversed the contra-equity deferred compensation balance (i.e., netted it against additional paid-in capital) on January 1, 2006. Effective January 1, 2006, additional paid-in capital and associated compensation expense related to restricted common stock vesting is being recognized over the service period.

        Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock.

        Prior to January 1, 2003, we accounted for stock option grants in accordance with APB 25 and related Interpretations. Historically, we granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Therefore, for options that had been granted prior to January 1, 2003 that vested in 2005 and 2004, no compensation expense was recognized in accordance with APB 25. Effective January 1, 2003, we adopted SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," (or SFAS No. 148) on a "prospective basis" for all employee awards granted, modified or settled on or after January 1, 2003. Therefore, for options granted since January 1, 2003, compensation expense was

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in accordance with SFAS No. 123 and SFAS No. 148. Effective January 1, 2006, we adopted SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Thus, for all options that vested during 2007 and 2006, regardless of when they were granted, compensation expense was recognized during 2007 and 2006 according to SFAS No. 123(R).

        We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables, the results of operations could be affected. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the "prospective" transition method outlined in SFAS No. 148 (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are recognized under SFAS No. 123(R). However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement does not have an impact on our statement of cash flows.

        The following table illustrates the effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123(R) had been applied to all outstanding and unvested stock options in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods (in thousands):

Year Ended December 31, 2005 (proforma)
Net income available to common stockholders, as reported	$35,366
Add: Stock-based compensation expense in the period	39
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(54)

Pro forma net income available to common stockholders	$35,351

Net income per common share available to common stockholders:
Basic—as reported	$1.58

Basic—pro forma	$1.58

Diluted—as reported	$1.56

Diluted—pro forma	$1.56

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2007, 2006 and 2005, there were 234,500, 64,000 and 110,200 options outstanding, respectively. The fair value of these options was estimated utilizing the Black-Scholes-Merton valuation model and assumptions as of each respective grant date. In determining the estimated fair value for the 174,500 options granted in 2007, the weighted average expected life assumption was three years, the weighted average volatility was 0.187, the weighted average risk free interest rate was 4.66% and the expected dividend yield was 6.31%. The weighted average fair value of the options granted was estimated to be $2.04. In determining the estimated fair value for the 30,000 options granted in 2007, the weighted average expected life assumption was three years, the weighted average volatility was 0.195, the weighted average risk free interest rate was 5.03% and the expected dividend yield was 6.39%. The weighted average fair value of the options granted was estimated to be $2.18. No options were granted in 2006. In determining the estimated fair value for the options granted in 2005, the weighted average expected life assumption was three years, the weighted average volatility was 0.31, the weighted average risk free interest rate was 3.47% and the expected dividend yield was 6.12%. The weighted average fair value of the options granted was estimated to be $2.87. The weighted average exercise price of the options was $22.71, $10.33 and $9.26 and the weighted average remaining contractual life was 2.5, 0.5 and 1.1 years as of December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the total compensation cost related to unvested stock options granted is $341,000, which will be recognized over the remaining vesting period.

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

  As of December 31, 2007, we had the following commitments outstanding:

        We committed to provide Alterra $2,500,000 over three years ending December 4, 2009, to invest in leasehold improvements to properties they lease from us. This investment would be made at a 10% annual return to us. To date Alterra has not requested any funds under this agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We committed to provide ALC, under certain conditions, up to $5,000,000 per year, throughout the term of the lease, for expansion of the 37 properties they lease from us. Should we invest such funds, ALC's minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts invested. To date ALC has not requested any funds under this agreement. See Note 3. Major Operators for further discussion on ALC's ownership reorganization.

        We committed to provide Preferred Care $3,000,000 for capital improvements on 25 of the skilled nursing properties they lease from us under two master leases. As of December 31, 2007 we invested $1,773,000 under this agreement. We also committed to invest up to $7,000,000 on specific projects on four skilled nursing properties they lease from us. The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including compounded interest during construction for two specific projects or (b) our periodic funding plus the related compounded interest on each advance from the date invested through the end of the month for two specific projects. As of December 31, 2007 we invested $662,000 under this agreement. Subsequent to December 31, 2007, we invested the remaining amount due under this agreement which completed one of the specific projects included in the $7,000,000 commitment above. These commitments expire on March 31, 2010.

        We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property. The lessee's minimum rent will increase by an amount equal to 11% of our investment in these capital improvements. As of December 31, 2007 we invested $99,000 under this agreement.

        We committed to provide a lessee of two skilled nursing properties with the following: (i) up to $260,000 to invest in capital improvements to a property they lease from us; (ii) up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the monthly minimum rent will increase by the amount of the capital funding multiplied by 11%. These commitments expire on November 1, 2008. As of December 31, 2007, we invested $232,000 under this commitment.

        We committed to provide a lessee an accounts receivable financing on three skilled nursing properties. The loan has a credit limit not to exceed $450,000, and interest rate of 8.75%, and matures on June 30, 2008. As of December 31, 2007 we invested $250,000 under this agreement. We also committed to provide this lessee $2,000,000 to renovate, equip and reopen an existing closed building as part of a skilled nursing property they lease from us. The commitment includes interest compounded at 10.25% on each advance made from each disbursement date until the final distribution of the commitment. The renovation must be completed by July 31, 2008. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10.25%. As of December 31, 2007 we invested $308,000 under this agreement. Subsequent to December 31, 2007 we invested $32,000 under this commitment. Subsequent to December 31, 2007, we committed to provide this lessee with $2,000,000 to purchase land, construct and equip a new building which will be a combined skilled nursing and assisted living property. The commitment includes our expenses and interest which will be compounded at the higher of one year LIBOR plus 5.30% or 10% on each advance made from each disbursement date until the final distribution of the commitment. Construction must be completed by February 1, 2011. Upon the earlier of the final distribution of the capital allowance or February 1, 2011, minimum rent shall increase by the total commitment multiplied by the higher of one year LIBOR plus 5.30% or 10%.

        We committed to provide a lessee with $1,050,000 to invest in capital improvements on an assisted living property. The minimum rent increases by the previous month's capital funding multiplied by 8%

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the first $1,000,000 advanced and multiplied by 10% on the final $50,000 advanced. The commitment will expire in February 2008. As of December 31, 2007 we invested $998,000 under this agreement.

        We committed to provide a lessee with $800,000 to invest in capital improvements to five skilled nursing properties they lease from us. The commitment includes interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment. The capital improvements must be completed by January 31, 2008. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. As of December 31, 2007 we invested $46,000 under this agreement. Subsequent to December 31, 2007 we extended the completion date to July 31, 2008.

        We committed to provide a lessee of a skilled nursing property $2,275,000 to invest in leasehold improvements to the property they lease from us. As of December 31, 2007 we invested $1,990,000. The January 2008 annual minimum rent was increased by this portion of the commitment including interest compounded at 10% on each advance made from each disbursement date. The remaining $285,000 capital allowance is available until February 29, 2008. Effective upon the earlier of February 29, 2008 or the final distribution of the remaining capital allowance, minimum rent will increase by an amount equal to the remaining capital allowance invested, multiplied by 10%.

        We committed to provide a borrower $400,000 to invest in capital improvements to the property secured by the loan. The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate. The monthly loan payment will increase at each increase to the principal balance. The commitment expires on January 1, 2009. To date, no funds have been requested under this agreement.

13. Transactions with Related Party

        Since the beginning of 2007 and including any currently proposed, the only transactions within the scope of Item 404 of Regulation S-K involved Boyd W. Hendrickson, one of our independent directors. His interest in these transactions arises indirectly and as a result of serving as Chief Executive Officer of Skilled Healthcare Group, Inc. (or SHG).

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinate Notes with a face rate of 11.0% and an effective yield of 11.1%. In May 2007, SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest. As a result of this early redemption we received $3,885,000 in proceeds including additional interest income of $385,000 in 2007. At December 31, 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes. During 2007, we recognized $1,327,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

        In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). In February 2006 we entered into a 15-year master lease agreement with Laurel. One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties Laurel leased from us under the master lease agreement. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG. During 2007, SHG paid us $1,267,000 in rent. During 2007, we recorded $206,000 of straight-line rental income from SHG. At December 31, 2007, the straight-line rent receivable from SHG was $1,502,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2007, 2006 and 2005 were cash distributions.

        The federal income tax classification of the per share common stock distributions are (unaudited):

	Year Ended December 31,
	2007	2006	2005
Ordinary income	$1.489	$0.405	$0.920
Non-taxable distribution	—	—	0.370
Section 1250 capital gain	—	0.243	—
Long term capital gain	0.011	0.792	—

Total	$1.500	$1.440	$1.290

15. Net Income Per Common Share

        Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2007		2006		2005
Net income	$47,755		$78,788		$52,709
Preferred dividends	(16,923)		(17,157)		(17,343)

Net income for basic net income per common share	30,832		61,631		35,366
Other dilutive securities	371	(1)	4,219	(2)	790	(1)

Net income for diluted net income per common share	$31,203		$65,850		$36,156

Shares for basic net income per common share	23,215		23,366		22,325
Stock options and unvested restricted common stock	63		50		73
Other dilutive securities	349	(1)	2,770	(2)	744	(1)

Shares for diluted net income per common share	23,627		26,186		23,142

Basic net income per common share	$1.33		$2.64		$1.58

Diluted net income per common share	$1.32		$2.51		$1.56

(1)
The Series C Cumulative Convertible Preferred Stock and the convertible limited partnership units have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)
Includes Series C Cumulative Convertible Preferred Stock, the Series E Cumulative Convertible Preferred Stock and the convertible limited partnership units.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Information (Unaudited)

	For the quarter ended
	March 31,		June 30,		September 30,	December 31,
	(in thousands except per share amounts)
2007
Revenues(2)	$18,729		$19,793	(1)	$18,246	$18,022
Net income (loss) from discontinued operations	136		(13)		(13)	(51)
Net income available to common stockholders	8,146		8,609		7,195	6,882
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.34		$0.37		$0.31	$0.30
Diluted	$0.34		$0.36		$0.31	$0.30
Net income per common share from discontinued operations:
Basic	$0.01		$—		$—	$—
Diluted	$0.01		$—		$—	$—
Net income per common share available to common stockholders:
Basic	$0.35		$0.37		$0.31	$0.30
Diluted	$0.35		$0.36		$0.31	$0.30
Dividends per share declared	$0.375		$0.375		$0.375	$0.375
Dividend per share paid	$0.375		$0.375		$0.375	$0.375
2006
Revenues(2)	$18,034		$18,646		$18,131	$18,352
Net income (loss) from discontinued operations	32,491		109		664	(12)
Net income available to common stockholders	39,432		7,683		6,809	7,707
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.30		$0.32		$0.26	$0.33
Diluted	$0.30		$0.32		$0.26	$0.33
Net income per common share from discontinued operations:
Basic	$1.39		$0.01		$0.03	$—
Diluted	$1.28		$0.01		$0.03	$—
Net income per common share available to common stockholders:
Basic	$1.69		$0.33		$0.29	$0.33
Diluted	$1.55		$0.33		$0.29	$0.33
Dividends per share declared	$0.36	(3)	$—	(4)	$0.36	$0.36
Dividend per share paid	$0.36		$0.36		$0.36	$0.36

(1)
Includes $504 in mortgage loan prepayment fees and default interest received from a borrower at payoff of the mortgage loan and $385 in income related to the early redemption of the Skilled Healthcare Group, Inc. Senior Subordinated Notes. See Note 9. Marketable Securities for further discussion.

(2)
As required by SFAS No. 144, revenues related to properties sold in 2007 and 2006 have been reclassified to discontinued operations for all periods presented.

(3)
Represents second quarter 2006 dividends. First quarter 2006 dividends were declared in the fourth quarter 2005.

(4)
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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (or Exchange Act"). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Design and Evaluation of Internal Control Over Financial Reporting.

        Management Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 78 and 79, respectively.

Changes in Internal Control Over Financial Reporting.

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of LTC Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on the Company's internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited LTC Properties, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of LTC Properties Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 13, 2008

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        Our directors as of March 6, 2008 are:

Name	Age	Position
Andre C. Dimitriadis	67	Executive Chairman and Director
Boyd W. Hendrickson	63	Director
Edmund C. King	73	Director
Timothy J. Triche, MD	63	Director
Wendy L. Simpson	58	Chief Executive Officer, President and Director

        Andre C. Dimitriadis founded LTC Properties, Inc. in 1992 and was our Chairman and Chief Executive Officer from inception through March 2007. In March 2007, Mr. Dimitriadis assumed the position of Executive Chairman and Ms. Simpson was named to the position of Chief Executive Officer and President.

        Mr. Hendrickson is Chief Executive Officer and Chairman and Member of the Board of Skilled Healthcare Group, Inc. (or Skilled Healthcare). Mr. Hendrickson has been the Chief Executive Officer of Skilled Healthcare, Inc. since April 2002. Skilled Healthcare is located in Foothill Ranch, California and is a publicly held company with subsidiaries that own and operate skilled nursing and assisted living facilities. Previously, Mr. Hendrickson was the Chief Executive Officer of Evergreen Healthcare, LLC from January 2001 through March 2002. Mr. Hendrickson is a past Board Member of The American Federation of Hospitals, Beverly Enterprises, PharMerica and Superior Bank.

        Edmund C. King is the principal owner of Trouver Capital Partners, an investment banking firm located in Los Angeles, California and Provo, Utah. Mr. King has been the principal owner of Trouver Capital Partners since 1997. Previously, Mr. King was Ernst & Young LLP's Southern California senior health care partner from 1973 through September 30, 1991. Mr. King is Chief Financial Officer and a director of Invisa, Inc. He also serves on the Board of Directors of Accentia Biopharmaceuticals, Inc., a publicly-traded biopharmaceutical company.

        Timothy J. Triche, M.D. has been the Chairman of the Department of Pathology and Laboratory Medicine at Childrens Hospital Los Angeles since 1988. He has also been a Professor of Pathology and Pediatrics at the University of Southern California Keck School of Medicine in Los Angeles, California since 1988. He also serves on the Board of Directors of Novelix Pharmaceuticals, Inc., a private California-based biotechnology company and NanoValent Pharmaceuticals, Inc., a private nanotechnology company.

        Wendy L. Simpson has been a director since 1995, Vice Chairman from April 2000 through October 2005, Chief Financial Officer since July 2000 through March 2007, Treasurer since January 2005 through March 2007, and President and Chief Operating Officer since October 2005 through March 2007. In March 2007, Ms. Simpson was appointed Chief Executive Officer and President.

Executive Officers

        Our executive officers as of March 6, 2008 are:

Name	Age	Position
Andre C. Dimitriadis	67	Executive Chairman and Director
Wendy L. Simpson	58	Chief Executive Officer, President and Director
Pamela Shelley-Kessler	42	Senior Vice President and Chief Financial Officer
Clint B. Malin	35	Vice President and Chief Investment Officer
Peter G. Lyew	50	Vice President and Director of Tax
T. Andrew Stokes	60	Vice President and Marketing and Strategic Planning

        Andre C. Dimitriadis founded LTC Properties in 1992 and has been our Chairman and Chief Executive Officer since inception. In 2000 Mr. Dimitriadis also assumed the position of President. In October 2005, Mr. Dimitriadis resigned from the position of President. In March 2007, Mr. Dimitriadis was appointed Executive Chairman of our Board of Directors.

        Wendy L. Simpson has been a director since 1995, Vice Chairman from April 2000 through October 2005, Chief Financial Officer since July 2000, Treasurer since January 2005 and President and Chief Operating Officer since October 2005. In March 2007, Ms. Simpson was appointed Chief Executive Officer, President and Director.

        Pamela Shelley-Kessler joined our company as Vice President and Controller in July 2000. In March 2007 she was appointed Senior Vice President and Chief Financial Officer.

        Clint B. Malin joined our company as Vice President and Chief Investment Officer in May 2004. From 1997 through 2004, when Mr. Malin joined the Company, he was employed by Sun Healthcare Group, Inc., ("Sun") a nationwide operator of long-term health care facilities. During his tenure at Sun, Mr. Malin was promoted to Vice President of Corporate Real Estate.

        Peter G. Lyew has been Vice President and Director of Tax since June 2000.

        T. Andrew Stokes joined the Company in June 2007 as Vice President, Marketing and Strategic Planning. From December 2006 to June 2007, Mr. Stokes worked for Gudvi, Sussman and Oppenheim as a certified public accountant. From January 2003 through November 2006, Mr. Stokes worked as an individual investor and consultant in real estate and health care. Prior to 2003 Mr. Stokes was Senior Vice President of Corporate Development for Nationwide Health Properties, Inc. Mr. Stokes is a Director of Southern California Presbyterian Homes and Services, a not-for-profit, charitable provider of skilled nursing, assisted living and affordable senior housing.

Code of Ethics

        LTC Properties, Inc. (or LTC) is committed to having sound corporate governance principles. To that end, we have adopted a Code of Business Conduct, Ethics and Corporate Governance applicable to our principal executive officer, principal financial officer, controller and other officers and employees. Our Code of Business Conduct, Ethics and Corporate Governance and our Corporate Governance Policies are available on our website (www.ltcproperties.com) or a printed version is available by request. If we amend or waive the Code of Business Conduct, Ethics and Corporate Governance with respect to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will post the amendment or waiver on our website.

Board Structure and Committee Composition

        As of the date of this Annual Report on Form 10-K, our Board of Directors (or Board) has five directors and the following three committees: (1) Audit; (2) Compensation; and (3) Nominating and

Corporate Governance. The function of each of the committees and the membership of the committees currently and during the last year are described below. Each of the committees operates under a written charter adopted by the Board. All of the committee charters are available on our website (www.ltcproperties.com) or a printed version is available by request. During 2007, the Board held nine meetings. We had 100% attendance of Board members at all Board and Committee meetings in 2007. Our policy is to schedule our annual meeting of stockholders after consulting with each director regarding their availability to help ensure their ability to attend. All Board members at that time attended our 2007 Annual Meeting of Stockholders.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Andre C. Dimitriadis
Boyd W. Hendrickson	*	*	•
Edmund C. King	•	*	*
Wendy L. Simpson
Timothy J. Triche, MD	*	•	*

*
Member
•
Chairman

Audit Committee

        The Audit Committee has direct oversight of all compliance matters having to do with financial matters, Securities and Exchange Commission (or SEC) reporting and auditing. The charter of the Audit Committee is available on our website (www.ltcproperties.com) or a printed version is available by request. The Audit Committee met eight times during 2007.

        All members of the Audit Committee are independent within the meaning of the SEC's regulations, the listing standards of the New York Stock Exchange (or NYSE) and our Corporate Governance Policies. The Board has determined that Mr. King, the current chair of the Committee, is qualified as an "audit committee financial expert" as defined by SEC rules and that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Compensation Committee

        The Compensation Committee is responsible for establishing and governing our compensation and benefit practices. The Compensation Committee establishes our general compensation policies, reviews and approves compensation of our executive officers and oversees all of our employee benefit plans. The Compensation Committee's charter is available on our website (www.ltcproperties.com) or a printed version is available by request. In 2007, the Compensation Committee met four times. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Policies.

Nominating and Corporate Governance Committee

        The Nominating and Corporate Governance Committee is responsible for (i) identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the 2008 Annual Meeting of Stockholders or to fill Board vacancies; (ii) overseeing our policies and procedures for the receipt of stockholder suggestions regarding Board composition and recommendations of candidates for nomination by the Board; (iii) developing, recommending to the Board and overseeing implementation of our Code of Business Conduct, Ethics and Corporate Governance; and (iv) reviewing on a regular basis our overall corporate governance policies and procedures and recommending improvements when necessary. Specifically, the Committee's key responsibilities are detailed in Section IV of the Nominating and Corporate Governance Committee Charter which is available on our website (www.ltcproperties.com) or a printed version is available by request.

        The Nominating and Corporate Governance Committee met two times in 2007. All of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the NYSE and our Corporate Governance Policies.

Independent Directors Meetings

        Meetings of independent directors are held at regularly scheduled Board meetings throughout the year. Previously meetings were presided over by the Lead Director; however, any non-management director may request and preside over an Independent Director Meeting. On March 5, 2007, the Board elected to have each committee chairman preside over the Independent Director Meetings on a rotating basis. Currently, the Board has not appointed a Lead Director.

Communications with the Board

        Stockholders and all other parties interested in contacting members of the Board or its committees may send written correspondence to the Audit Committee Chairman of LTC Properties, Inc. at 31365 Oak Crest Drive, Suite 200, Westlake Village, California 91361. All such communications will be forwarded to the relevant director(s), except for solicitations or other matters unrelated to our company.

Consideration of Director Nominees

        The Board is responsible for the selection of candidates for the nomination or appointment of all Board members. The Nominating and Corporate Governance Committee, in consultation with the Chief Executive Officer, recommends candidates for election to our Board and considers recommendations for Board candidates submitted by stockholders using the same criteria it applies to recommendations from Nominating and Corporate Governance Committee members, directors and members of management. The Nominating and Corporate Governance Committee will also consider whether to nominate any person nominated by a stockholder pursuant to the provisions of our Bylaws relating to stockholder nominations as described immediately below. Since 2007, there have been no material changes to the procedures by which stockholders may recommend nominees. Stockholders may submit recommendations in writing addressed to the Nominating and Corporate Governance Committee, LTC Properties, Inc., 31365 Oak Crest Drive, Suite 200, Westlake Village, CA 91361.

        Stockholders may directly nominate persons for director only by complying with the procedure set forth in our Bylaws. The Bylaws require that the stockholder submit the names of such persons in writing to our Corporate Secretary not less than 60 days nor more than 150 days prior to the first anniversary of the date of the preceding year's Annual Meeting. The nominations must set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director and as to the stockholder giving the notice (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of our capital stock which are beneficially owned by such person on the date of such stockholder notice, (d) such nominee's consent to serve as a director if elected and (ii) as to the stockholder giving the notice (a) the name and address, as they appear on our books, of such stockholder to be supporting such nominees and (b) the class and number of shares of our capital stock which are beneficially owned by such stockholder on the date of such stockholder notice and by any other stockholders known by such stockholder to be supporting such nominees on the date of such stockholder notice.

        Once a prospective nominee has been identified, by either the Nominating and Corporate Governance Committee or proposed by the stockholders, the Nominating and Corporate Governance Committee makes an initial determination as to whether to conduct a full evaluation of the prospective candidate. This initial determination would include whatever information is provided with the recommendation of the prospective candidate and the Nominating and Corporate Governance Committee's own knowledge of the prospective candidate. The Nominating and Corporate Governance Committee may make inquiries of the person making the recommendation or of others regarding the qualifications of the prospective candidate. The preliminary determination is based primarily on the need for additional Board members to fill vacancies or expand the size of the Board. The Board's policy is to encourage selection of directors who will contribute to our overall corporate goals and to the discharge of the Board's responsibility to our stockholders. As such, the Board would take into consideration the prospective candidate's ability to represent the interests of our stockholders, the prospective candidate's standards of integrity, commitment and independence of thought and judgment. The Nominating and Corporate Governance Committee may, at the request of the Board from time to time, review the appropriate skills and characteristics required of Board members in the context of the current makeup of the Board. Board members are expected to prepare for, attend and participate in meetings of the Board and of Nominating and Corporate Governance Committees on which they serve; therefore, a prospective candidate must have the ability to dedicate sufficient time, energy and attention to the diligent performance of his or her duties as a Board member.

        The Nominating and Corporate Governance Committee also considers such other relevant factors as it deems appropriate, including the current composition of the Board, the balance of management and independent directors, the need for Audit Committee expertise and the evaluations of other prospective nominees. The Nominating and Corporate Governance Committee will conduct interviews with prospective nominees in person or by telephone. After completing the evaluation and interviews, the Nominating and Corporate Governance Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the Nominating and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2007, all directors, executive officers and persons who beneficially own more than 10% of our common stock have complied with the reporting requirements of Section 16(a). Securities and Exchange Commission rules require us to disclose all known delinquent Section 16(a) filings by our officers, directors and ten percent stockholders.

Item 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Program Philosophy and Objectives

        The Compensation Committee endeavors to ensure that the compensation programs for our executive officers are effective in attracting and retaining key executives responsible for our company's success and are administered in appropriate fashion in the long-term interests of our company and our stockholders. The Compensation Committee seeks to align total compensation for executive management with our overall performance as well as the individual performance of each executive officer. Our compensation package, which currently is comprised of base salary, annual bonuses, long-term equity incentives, such as stock options and restricted common stock, and severance protection, is intended to reinforce management's commitment to enhancing profitability and stockholder value.

        The policies of the Compensation Committee may be summarized as follows:

  (1)
  Our compensation programs are designed to attract, motivate and retain qualified key executives;

  (2)
  An executive's salary, bonuses and incentive compensation and other benefit programs should reflect both our company's performance as a whole and the executive's individual performance and effort; and

  (3)
  Our compensation programs should enable the executive to have a financial interest in our company that parallels the financial interests of our stockholders.

Executive Compensation Program Elements

        We seek to achieve our compensation program objectives through the following key compensation elements: base salary, annual bonus opportunity, long-term equity incentive opportunity and severance protection for termination of the executive officers' employment under certain conditions or change in control of our company. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives as follows:

          Base salary—attract, motivate, and retain qualified key executives. We believe the base salary should reflect job responsibilities, value to our company, individual performance/expertise and competitiveness of the market for the executive's services/salary norms for persons in comparable positions at comparable companies.

          Annual bonuses—reward company performance and individual performance and effort. We believe the annual bonus should be linked to individual performance and to our company's performance as a whole, and where practicable, should be tied to variables under our management's control.

          Long-term equity incentives—align executives' financial interests with those of our stockholders. We believe that long term compensation should motivate and reward the creation and preservation of long-term stockholder value.

          Severance protection—attract, motivate and retain qualified key executives. We believe that providing our executives with severance and other benefits upon termination of employment or change in control is consistent with the severance protections offered by similar companies and is an integral part of total executive compensation.

        Base salaries and severance protection are designed primarily to attract, motivate and retain qualified key executives. These are the elements of our executive compensation program where the value of the benefit in any given year is typically not variable. We believe that it is important to provide executives with predictable benefit amounts that reward the executive's continued service. Base salaries are paid out on a short-term basis and are intended to attract and motivate executives. Severance and other benefits are paid out on a longer-term basis such as upon termination of employment or change in control and are designed to aid in retaining executives.

        Annual bonuses are designed to reward performance, both at the company and individual level. Annual bonuses are paid out on a short-term basis and are designed to reward performance for that period.

        Long-term equity incentives are intended to align executives' and stockholders' interests. Long-term equity incentives are typically earned and paid out on a longer-term basis and are designed to reward performance over one or more years.

        We encourage our executives to hold our company's stock on a long-term basis however we do not have any equity or other security ownership requirements or guidelines for executives. Additionally, we do not have any policies regarding the ability of executives to hedge the economic risk of ownership in our company's stock other than as outlined in our Insider Trading Policy which is contained in our Code of Business Conduct, Ethics and Corporate Governance and is available on our website as mentioned previously in the Investor Information section.

Competitive Considerations

        In determining the level and composition of compensation for the executive officers, the Compensation Committee considers various corporate performance measures, both in absolute terms and in relation to similar companies, and individual performance measures. Although the Compensation Committee considers funds from operations per share as an important measure of our performance, the Compensation Committee does not apply any specific quantitative formula in making compensation decisions. The Compensation Committee also may evaluate the following factors in establishing executive compensation: (a) periodically, the comparative compensation surveys and other material concerning compensation levels and stock grants at similar companies; (b) our historical compensation levels and stock awards; (c) overall competitive environment for executives and the level of compensation necessary to attract and retain executive talent; (d) financial performance of other real estate investment trusts relative to market condition; and (e) from time to time, the Compensation Committee may seek the advice of an independent compensation consultant in assessing its overall compensation philosophy. The Compensation Committee assigns no specific weight to any of the factors discussed above in establishing executive compensation. In determining the appropriate levels of compensation to be paid to executive officers, we do not generally factor in amounts realized from prior compensation.

        During 2007 the Compensation Committee retained Buck Consultants, LLC (or Buck) to review and identify our appropriate peer group companies, to obtain and evaluate current executive compensation data for these peer group companies, to assess marketplace pay levels, and to assist us in determining the appropriate compensation levels for senior executive officers for 2007. While we review the compensation data for our peer group companies in determining the reasonableness of our executive officers compensation, we do not set compensation levels by reference to any certain percentile or benchmark within our peer group companies. Consistent with our compensation philosophies described above, our goal is to provide each executive officer with a current executive compensation program that is market-derived and market-driven in light of the compensation paid to comparable executives at our peer group companies. Buck did not provide any consulting services to us during 2006. Buck reported directly to the Compensation Committee and no individual executive officer or single director had a role in retaining Buck. Buck recommended the compensation packages we currently provide to our top two executive officers to the Compensation Committee. The Compensation Committee approved and implemented Buck's recommendations effective March 1, 2007.

Compensation Committee

        During 2007, the Compensation Committee was comprised of Dr. Triche, the current chair of the Committee, Mr. King, and Mr. Hendrickson each of whom is a "non-employee director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code, as amended. Each appointed Committee member is subject to annual reconfirmation and may be removed by the Board at any time. The Compensation Committee reviews and approves the compensation of our executive officers and determines our general compensation policy. The Compensation Committee is also responsible for the administration of our 1992 Plan, 1998 Plan, 2004 Stock Option Plan, and 2004 Restricted common stock Plan. The Compensation Committee is authorized to determine the options and restricted common stock awards to be granted under such plans and the terms and provisions of such options and restricted common stock awards. Wendy L. Simpson, our Chief Executive Officer and President, recommends to the Compensation Committee the base salary, annual bonus and long-term compensation levels for all of our other officers. None of the executive officers had any role in determining or recommending the form or amount of the compensation of the other executive officers.

Executive Compensation Practices

Base Salaries

        Base salaries are reviewed and adjusted by the Compensation Committee on an annual basis. We typically pay base salaries in cash at regular intervals throughout the year. The Compensation Committee seeks to ensure that the base salaries are established at levels considered appropriate in light of responsibilities and duties of our executive officers as well as at levels competitive to amounts paid to executive officers of other real estate investment trusts. In determining an individual executive's actual base salary, the Compensation Committee also considers other factors, which may include the executive's past performance and contributions to our success. Effective March 1, 2007, Mr. Dimitriadis as Executive Chairman of the Board, has been provided with a four-year "ever-green" employment contract. Mr. Dimitriadis' current base salary is $240,000 and he devotes two full business days per week to the business and affairs of our company. Mr. Dimitriadis, as a founder of our company, provides us with valuable historic reference, insight and advice. In order to retain his expertise, the Board of Directors elected to award Mr. Dimitriadis with our previously described employment contract. Effective March 1, 2007, Ms. Simpson, as Chief Executive Officer and President, has been provided with a three-year "ever-green" employment contract with a base salary of $400,000. Effective March 1, 2007 Ms. Shelley-Kessler, as Senior Vice President and Chief Financial Officer, has been provided with a one-year "ever-green" employment contract with a base salary of $190,000. On June 8, 2007, Mr. Stokes joined the Company and was provided with a one-year "ever-green" employment contract with a base salary of $160,000. Additionally, the Compensation Committee increased the salary of a vice president by an annual aggregate total of $20,000 as a result of a promotion from Assistant Controller and Assistant Treasurer to Vice President, Controller and Treasurer. This increase represents a 21.1% increase since the last time the salary was adjusted which was in 2006. The Compensation Committee based its decision to increase the vice presidents' salaries in light of the responsibilities and duties of the vice presidents as well as amounts paid to vice presidents of other real estate investment trusts and the overall competitive environment for executives and the level of compensation necessary to attract and retain executive talent.

        Our executive officers each have an employment agreement (see "Description of Employment Agreements" below) granting them the contractual right to receive a fixed base salary as disclosed in the "Summary Compensation Table" below.

Annual Bonuses

        Bonuses are awarded based on our overall performance and individual performance of each executive officer. We typically pay annual cash bonuses however bonuses may be awarded in other forms, such as stock awards, in lieu of cash payments. Bonus amounts awarded may vary from year to year and are typically paid, or awarded, at the end of the period for which performance is being rewarded. Annual bonuses for executive officers are awarded by the Compensation Committee. The Compensation Committee seeks to ensure that bonuses are established at levels considered appropriate in light of responsibilities and duties of our executive officers as well as at levels competitive to amounts paid to executive officers of other real estate investment trusts. In determining an individual executive's annual bonus, the Compensation Committee also considers other factors, which may include the executive's past performance and contributions to our success. None of our executive officers have a contractual right to receive a fixed actual or target bonus for any given year. However Ms. Simpson's employment agreement, effective March 1, 2007, provides that we have set for her an annual target bonus equal to 100% of her base salary which shall be awarded at the sole discretion of the Board of Directors. Bonuses were awarded to our executive officers as disclosed in the "Summary Compensation Table" below for services provided during 2006 and 2007. Bonuses awarded for 2007 performance were paid in 2008.

        In determining the total bonus amount, the Compensation Committee evaluates the performance of our company for the year compared to other real estate investment trusts and the overall market. There are no specific performance targets or measurements for our company. Overall company performance is evaluated relative to stockholder value and return over the year, revenue growth and new investment levels, relative to market constraints and external factors outside the control of our company. In determining the individual bonus amounts the Compensation Committee considered the responsibilities and duties of our executive officers, the executive officers total compensation package including raises and equity awards, competitive amounts paid to executive officers at other real estate investment trusts, and the executive's performance and contributions to our success. There are no specific performance targets or measurements for our executive officers. Bonuses in 2007 were generally lower than in 2006, reflecting the lower level of new investments in 2007 as compared to 2006. Additionally, bonuses in 2006 included a special mid-year bonus related to the sale of four assisted living properties in which we recognized a $32.6 million gain on sale as discussed in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

Long-Term Equity Incentives

        Long-term incentives are designed to align the executives' financial interests with those of our stockholders. Therefore, our long-term incentive compensation for our executive officers has historically taken the form of a mix of restricted common stock and stock option awards. The Compensation Committee does not have a formula for determining the mix of restricted common stock and/or stock options awarded. Awards are made on an individual basis and are not granted at any pre-determined time during the year. Restricted common stock and stock option awards typically vest ratably over a three to five year period and are generally subject to the individual executive officer's continued employment. The level of long-term incentive compensation is determined by the Compensation Committee based on an evaluation of competitive factors in conjunction with total compensation provided to each individual executive officer. The relevant weight given to each of these factors varies from individual to individual. Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control. We do not have an exact formula for allocating between cash and non-cash compensation. Nor do we have a policy for allocating between long-term and currently paid out compensation.

        The grant date of an equity award is the date the Compensation Committee approves the equity award, if approved at a meeting, or the date the last signature is obtained if approved by unanimous written consent. The grant date may also be a future date from the date of approval as specified by the award. In no instances has the grant date been retroactive or prior to the date the Compensation Committee approved the equity award. For long-term incentive awards in the form of stock options, the exercise price is the closing price of our company's stock as reported by the NYSE on the grant date. The Compensation Committee has not and does not time the granting of equity awards with any favorable or unfavorable news released by us.

        Effective March 1, 2007, the Compensation Committee granted Ms. Simpson 40,000 shares of restricted common stock and modified the vesting for a total of 27,120 shares of unvested restricted common stock previously awarded under two separate award grants. The 40,000 shares vest ratably over three years on the anniversary of the effective grant date. Vesting for the 27,120 shares was changed to vest ratably over three years on the anniversary date of the effective modification date, March 1, 2007. This change to the vesting dates was not material as the vesting for the two grants that were modified was also over three years. The change merely aligned all the vesting dates for the unvested restricted common stock awarded to Ms. Simpson. The Compensation Committee based its decision to award Ms. Simpson in her new role as Chief Executive Officer with 40,000 shares of restricted common stock on the results, findings and recommendations of Buck who determined that this award was consistent and competitive in the current market environment.

        Also effective March 1, 2007, the Compensation Committee modified the vesting for a total of 54,960 shares of unvested restricted common stock previously awarded to Mr. Dimitriadis under two separate award grants. The award modification accelerated the vesting so that the 54,960 shares vest ratably over ten months on the last day of every month beginning on March 31, 2007. The vesting modification was made to compensate Mr. Dimitriadis for his many prior years of service as a founder and Chief Executive Officer and reflects his contribution to the success and historical growth of the company and increased stockholder value. Prior to the modification the shares were vesting in two traunches ratably over two and three years, respectively. The modification made to the vesting of Mr. Dimitriadis' restricted common stock was intended to compensate him in his new role as Executive Chairman, a position he accepted effective March 1, 2007.

        On June 8, 2007, the Compensation Committee granted Mr. Stokes 12,000 shares of restricted common stock and 30,000 stock options at $23.47 per share. The grant of the restricted common stock and stock options was intended to compensation him for his new position as Vice President, Marketing and Strategic Planning.

        The following is a summary of our long-term equity incentive programs in effect through December 31, 2007.

        We have adopted the Restated 1992 Stock Option Plan (or 1992 Plan), the 1998 Equity Participation Plan (or 1998 Plan), the 2004 Stock Option Plan and the 2004 Restricted common stock Plan under which awards may be granted including stock options (incentive or non-qualified), stock appreciation rights, restricted common stock, deferred stock and dividend equivalents. We reserved 1,400,000 shares of common stock for issuance under the 1992 Plan, 500,000 shares for issuance under the 1998 Plan, 500,000 shares for issuance under the 2004 Stock Option Plan and 100,000 shares for issuance under the 2004 Restricted common stock Plan. All plans are administered by the Compensation Committee which sets the terms and provisions of the awards granted under the plans. Incentive stock options, stock appreciation rights, restricted common stock, deferred stock and dividend equivalents may only be awarded to officers and other full-time employees to promote our long-term performance and specifically, to retain and motivate senior management to achieve a sustained increase in stockholder value. Non-qualified stock options, stock appreciation rights, restricted common stock, deferred stock and dividend equivalents may be awarded to non-employee directors, officers, other employees, consultants and other key persons who provide services to us. The Compensation Committee reviews and evaluates the overall compensation package of the executive officers and determines the awards based on our overall performance and the individual performance of the executive officers.

Severance and Other Benefits Upon Termination of Employment or Change in Control

        As discussed in greater detail in the section "Employment Agreements" below, we have provided our executive officers with severance and other benefits upon termination of employment or change in control. We believe that we need to provide our executive officers with severance protections that are competitive with severance protections offered by companies similar to ours. We believe the severance protections we have provided our executive officers are consistent with our compensation objective to attract, motivate and retain qualified key executives.

        We believe that severance should be payable to our executive officers if their employment is terminated for any reason, except for a termination for cause or a voluntary resignation. The amount of cash severance we will pay and other severance benefits we extend to our executive officers upon such an occurrence is intended to help them avoid financial hardship during the period of time when the executive officer is likely to be unemployed and seeking new employment. If the executive officer's employment is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay the officer a lump sum severance payment equal to four times base salary for Mr. Dimitriadis and Ms. Simpson and one times base salary for Ms. Shelley-Kessler, Messrs. Malin, Lyew and Stokes. Additionally, medical and dental insurance coverage will be extended for up to 18 months at our expense to the executive officer. Effective March 1, 2007, we have agreed to provide Ms. Simpson and her spouse with health insurance benefits for life if Ms. Simpson's employment terminates for any reason except for a termination for cause or a voluntary resignation without good reason. We may elect to pay Ms. Simpson a one-time cash payment of $250,000 in lieu of continuing health insurance benefits.

        We believe that severance should be payable to our executive officers upon a change of control because a change of control transaction creates uncertainty regarding the continued employment of the executive officers. The amount of cash severance we will pay and other severance benefits we extend to our executive officers upon a change of control is intended to encourage the executive officers to remain employed by us during an important time when their prospects for continued employment following the change of control transaction are often uncertain. Upon a change in control of our company whether or not the officer's employment is terminated, we will pay the officer a severance payment in cash equal to $5,000,000 for Mr. Dimitriadis, $3,000,000 for Ms. Simpson and two times base salary for Ms. Shelley-Kessler, Messrs. Malin, Lyew and Stokes. Further, upon a change of control all stock options and/or restricted common stock automatically vest. Effective March 1, 2007, we have agreed to provide Ms. Simpson and her spouse with health insurance benefits for life upon change of control of our company whether or not Ms. Simpson's employment is terminated. We may elect to pay Ms. Simpson a one-time cash payment of $250,000 in lieu of continuing health insurance benefits. The Compensation Committee believes that a change of control typically results in a constructive termination of the executive officers and therefore designed severance protection effective upon a change of control, rather than actual termination in the event of a change of control of our company.

        If any payment or benefit received by Mr. Dimitriadis or Ms. Simpson from us subjects them to excise taxes under the "golden parachute" rules on payments and benefits, then they will be entitled to receive an additional amount (a "gross-up payment" to make the officer whole for these excise taxes and for all taxes on the gross-up payment). Effective March 1, 2007, we have agreed to provide Mr. Dimitriadis with health insurance benefits for life and Mr. Dimitriadis' two dependents with health insurance benefits until they reach the age of 22. However, we may elect to pay Mr. Dimitriadis a one-time cash payment of $250,000 in lieu of continuing health insurance benefits. During 2007, we accrued $250,000 related to this obligation. The Compensation Committee believes that there are several situations that could result in continuing health care coverage not being available to these executives as a result of an action taken by us or a transaction involving our company. The provision of continuing health insurance benefits was included in the evaluation of the overall compensation package we have provided to our top two executive officers. The buyout clause was designed to limit our exposure to increasing health insurance costs.

        Notwithstanding the foregoing, we will have no liability if an executive officer's employment is terminated for cause or by voluntary resignation without a good reason.

401(k) Savings Plan

        In January 2002 we implemented a 401(k) Savings Plan which is a defined contribution plan covering all of our employees. Each year participants may contribute up to 15% of pre-tax annual compensation. In 2007 the contributions may not exceed $15,500, or $20,500 if the employee is 50 years or older. We will match up to 3% of salaries for our vice presidents and contribute 3% of the individual's salary for staff that open an account. We will not contribute any amount, nor match contributions for our executive officers at the senior vice president level and higher.

Benefits

        With limited exceptions, the Compensation Committee's policy is to provide benefits to executive officers that are substantially the same as those offered to other officers of our company at or above the level of vice president. Except for the supplemental medical insurance discussed below, the employee benefits programs in which our executive officers participate (which provide benefits such as medical, dental and vision benefits coverage, life insurance protection, and 401(k) savings plan) are generally the same programs offered to all of our full-time employees. Our officers at the level of vice president and above are eligible to participate in a supplemental medical insurance program which provides participants with reimbursements for eligible out-of-pocket medical expenses such as primary insurance co-payments, deductibles, and certain elective medical procedures not covered by the employee's primary insurance policy. Amounts reimbursed to our executive officers during 2007 are included in the "Summary Compensation Table" below. Effective March 1, 2007, we have agreed to provide Mr. Dimitriadis with health insurance benefits for life and Mr. Dimitriadis' two dependents with health insurance benefits until they reach the age of 22. However, we may elect to pay Mr. Dimitriadis a one-time cash payment of $250,000 in lieu of continuing health insurance benefits. The Compensation Committee believes that there are several situations that could result in continuing health care coverage not being available to these executives as a result of an action taken by us or a transaction involving our company. The provision of continuing health insurance benefits was included in the evaluation of the overall compensation package we have provided to our top two executive officers. The buyout clause was designed to limit our exposure to increasing health insurance costs.

Tax and Accounting Considerations

Policy with Respect to Section 162(m)

        Section 162(m) of the Code denies deduction for Federal income tax purposes for certain compensation in excess of $1,000,000 paid to certain executive officers, unless certain performance, disclosure, stockholder approval and other requirements are met. The Compensation Committee will continue to review the effects of its compensation programs with regard to Code Section 162(m). A substantial portion of the compensation program will be exempted from the $1,000,000 deduction limitation. We will continue to evaluate alternatives to ensure executive compensation is reasonable, performance-based, and consistent with our overall compensation objectives. The Compensation Committee reserves the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible.

        Interpretations of and changes in the tax laws and other factors beyond the Compensation Committee's control may affect the deductibility of certain compensation payments. The Compensation Committee will consider various alternatives to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Accounting for Stock-Based Compensation

        We adopted the fair-value-based method of accounting for stock-based compensation effective January 1, 2003 in accordance with Statement of Financial Accounting Standard (or SFAS) No. 123. We adopted SFAS No. 123 using the "prospective method" described in SFAS No. 148 and therefore have recognized compensation expense related to all employee stock-based awards granted, modified or settled after January 1, 2003. We adopted SFAS No. 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on our accounting for stock-based compensation.

Summary Compensation Table

        This table presents information regarding compensation of our Chief Executive Officer, Chief Financial Officer and the other three most highly paid officers for services provided in 2007. The persons listed in the Summary Compensation Table below are also referred to herein as the "named executive officers."

Name and Principal Position	Year	Salary		Bonus(1)			Stock Awards(2)	Option Awards(2)		All Other Compensation		Total
Andre C. Dimitriadis Executive Chairman	2007 2006	$266,667 400,000	(6)	$	— 375,000		$1,113,282 482,081	$	— —	207 2,209	(3) (4)	$1,380,156 1,259,290
Wendy L. Simpson Chief Executive Officer and President	2007 2006	391,667 350,000	(6)		130,000 375,000	(7) (7)	470,773 208,136		1,440 5,760	500 586	(3) (4)	994,380 939,482
Pamela Shelley-Kessler Senior Vice President, Chief Financial Officer and Corporate Secretary	2007 2006	185,833 162,917	(6)		90,000 115,000	(7) (7)	76,400 28,065		11,900 2,190	3,084 7,019	(3) (4)	367,217 315,191
Clint B. Malin Vice President and Chief Investment Officer	2007 2006	160,000 155,833			90,000 125,000	(7) (7)	72,659 25,975		26,950 25,800	7,976 5,594	(3) (4)	357,585 338,202
Peter G. Lyew Vice President and Director of Tax	2007 2006	133,000 130,917			50,000 95,000	(7) (7)	62,523 28,065		8,925 2,190	5,492 5,884	(3) (4)	259,940 262,056
T. Andrew Stokes Vice President Marketing and Strategic Planning	2007 2006	90,360 —	(5)		55,000 —		54,761 —		12,717 —	2,768 —	(3)	215,606 —

(1)
The executive officers' bonus for 2007, which is reported in this table, was paid in March 2008. The executive officers' bonus for 2006, which was paid in January 2007, is reported in this table as it related to the executive officers' performance during 2006 and was reported as part of the executive officers' compensation for 2006 in the Proxy Statement for our 2007 Annual Meeting.

(2)
Compensation expense in accordance with SFAS 123(R) "Share-Based Payment" which requires all share-based payments to employees, including grants of employee stock options and restricted common stock, to be recognized in the income statement based on their fair values. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. The model requires management to make certain estimates including stock volatility, discount rate and termination discount factor.

(3)
Represents our match of up to 3% of the individual's salary under our 401(k) savings plan and executive health benefits. During 2007 Messrs. Lyew, Stokes and Malin and Ms. Shelley-Kessler received $3,990; $2,711; $4,800 and $825 in matching contributions under our 401(k) savings plan. During 2007, Messrs. Dimitriadis, Lyew, Stokes and Malin and Mses. Simpson and Shelley-Kessler were reimbursed $207; $1,502; $57; $3,176; $500; and $2,259, respectively, from our supplemental medical insurance plan.

(4)
Represents our match of up to 3% of the individual's salary under our 401(k) savings plan and executive health benefits. During 2006 Messrs. Lyew and Malin and Ms. Shelley-Kessler received $3,928; $4,675 and $4,888 in matching contributions under our 401(k) savings plan. During 2006, Messrs. Dimitriadis, Lyew and Malin and Mses. Simpson and Shelley-Kessler were reimbursed $2,209; $1,956; $919; $586; and $2,131, respectively, from our supplemental medical insurance plan.

(5)
Mr. Stokes' employment commenced on June 8, 2007.

(6)
Effective March 1, 2007, Mr. Dimitriadis assumed the role of Executive Chairman, Ms. Simpson was promoted to Chief Executive Officer and President, and Ms. Shelley-Kessler was promoted to Senior Vice President and Chief Financial Officer. Previously, Mr. Dimitriadis was Chief Executive Officer, Ms. Simpson was President, Chief Financial Officer, Chief Operating Officer and Treasurer and Ms. Kessler was Vice President and Controller.

(7)
Bonuses in 2007 were generally lower than in 2006, reflecting the lower level of new investments in 2007 as compared to 2006. Additionally, bonuses in 2006 included a special mid-year bonus related to the sale of four assisted living properties in which we recognized a $32.6 million gain on sale as discussed in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

Description of Employment Agreements

        During January and February of 2007, Mr. Dimitriadis was compensated pursuant to an employment agreement entered into on June 30, 1998 and amended March 26, 1999 and June 30, 2000. The agreement provided Mr. Dimitriadis, as Chairman and Chief Executive Officer, with a four-year "ever-green" employment contract. On February 6, 2007, we entered into a new employment agreement with Mr. Dimitriadis effective March 1, 2007 through February 28, 2011 in connection with Mr. Dimitriadis' new position as Executive Chairman. Under this new four-year "ever-green" employment contract, Mr. Dimitriadis' current base salary is $240,000 and he will be required to devote two full business days per week to the business and affairs of our company. In addition, the employment contract provides Mr. Dimitriadis with health insurance benefits for life and his two dependents with health insurance benefits until they reach the age of 22. However, we may elect to pay Mr. Dimitriadis a one-time cash payment of $250,000 in lieu of continuing health insurance benefits. If Mr. Dimitriadis' employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay Mr. Dimitriadis a lump sum severance payment equal to four times base salary. Upon a change in control of our company whether or not Mr. Dimitriadis' employment is terminated, we will pay Mr. Dimitriadis a severance payment in cash of $5,000,000. See "Severance and Other Benefits Upon Termination of Employment or Change in Control" above for further discussion.

        During January and February of 2007, Ms. Simpson was compensated pursuant to an employment agreement entered into on March 9, 2004 and amended on May 22, 2006. The agreement provided Ms. Simpson, as President, Chief Operating Officer, Chief Financial Officer and Treasurer with a two-year "ever-green" employment contract. In 2007, we entered into a new employment agreement with Ms. Simpson effective March 1, 2007 in connection with her promotion to the position of Chief Executive Officer and President. Under this new three-year "ever-green" employment contract Ms. Simpson's base salary is $400,000 with a target bonus of 100% of her base salary. In addition, the employment contract provides Ms. Simpson and her spouse with health insurance benefits for life if Ms. Simpson's employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, or upon a change in control of our company whether or not Ms. Simpson's employment is terminated. However, we may elect to pay Ms. Simpson a one-time cash payment of $250,000 in lieu of continuing health insurance benefits. If Ms. Simpson's employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay Ms. Simpson a lump sum severance payment equal to four times base salary. Upon a change in control of our company whether or not Ms. Simpson's employment is terminated, we will pay Ms. Simpson a severance payment in cash of $3,000,000. See "Severance and Other Benefits Upon Termination of Employment or Change in Control" above for further discussion.

        During January and February of 2007, Ms. Shelley-Kessler was compensated pursuant to an employment agreement entered into on December 5, 2006. Ms. Shelley-Kessler, as Vice President, Controller and Secretary, has been provided with a one-year "ever-green" employment contract. On February 6, 2007 we amended Ms. Shelley-Kessler's employment agreement effective March 1, 2007 in connection with her promotion to the position of Chief Financial Officer. The amendment provides Ms. Shelley-Kessler as Senior Vice President and Chief Financial Officer with a base salary of $190,000. If Ms. Shelley-Kessler's employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay Ms. Shelley-Kessler a lump sum severance payment equal to one times base salary. Upon a change in control of our company whether or not Ms. Shelley-Kessler's employment is terminated, we will pay Ms. Shelley-Kessler a severance payment in cash equal to two times her base salary. See "Severance and Other Benefits Upon Termination of Employment or Change in Control" above for further discussion.

        During 2007, Mr. Malin was compensated pursuant to an employment agreements entered into on August 9, 2004 and December 5, 2006. Mr. Malin, as Vice President and Chief Investment Officer, has been provided with a one-year "ever-green" employment contract and a base salary of $160,000. If Mr. Malin's employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay Mr. Malin a lump sum severance payment equal to one times base salary. Upon a change in control of our company whether or not Mr. Malin's employment is terminated, we will pay Mr. Malin a severance payment in cash equal to two times his base salary. See "Severance and Other Benefits Upon Termination of Employment or Change in Control" above for further discussion.

        During 2007, Mr. Lyew was compensated pursuant to an employment agreements entered into on August 9, 2004 and December 5, 2006. Mr. Lyew as Vice President and Director of Taxes, has been provided with a one-year "ever-green" employment contract and a base salary of $133,000. If Mr. Lyew's employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay Mr. Lyew a lump sum severance payment equal to one times base salary. Upon a change in control of our company whether or not Mr. Lyew's employment is terminated, we will pay Mr. Lyew a severance payment in cash equal to two times his base salary. See "Severance and Other Benefits Upon Termination of Employment or Change in Control" above for further discussion.

        On June 8, 2007, we entered into an employment agreement with Mr. Stokes. Mr. Stokes as Vice President and Marketing and Strategic Planning, has been provided with a one-year "ever-green" employment contract and a base salary of $160,000. If Mr. Stokes's employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay Mr. Stokes a lump sum severance payment equal to one times base salary. Upon a change in control of our company whether or not Mr. Stokes's employment is terminated, we will pay

Mr. Stokes a severance payment in cash equal to two times his base salary. See "Severance and Other Benefits Upon Termination of Employment or Change in Control" above for further discussion.

        The employment agreements provide that the base salaries may be increased at the discretion of our Board of Directors. Any increase in base salary will automatically amend each executive's respective employment agreement to provide that thereafter the executive's annual base salary will not be less than the increased base salary approved by our Board of Directors. During the term of his employment by us, each officer will devote the time necessary to provide the services reasonably required by our Board of Directors and will not, without the express approval of our Board of Directors, engage for his own account or for the account of any other person or entity, in a business which competes with us.

Grants of Plan Based Awards

        In 2007 the Compensation Committee granted 40,000 shares of restricted common stock to Ms. Simpson at $25.98 per share. The Compensation Committee also granted 12,000 shares of restricted common stock and 30,000 stock options at $23.47 per share to Mr. Stokes. In 2007 the Compensation Committee also granted 30,000 stock options, 22,500 stock options and 30,000 stock options to Ms. Shelley-Kessler, Mr. Lyew and Mr. Malin, respectively, at $23.79 per share. Additionally, the Compensation Committee granted 12,000 shares of restricted common stock, 9,000 shares of restricted common stock and 12,000 shares of restricted common stock to Ms. Shelley-Kessler, Mr. Lyew and Mr. Malin, respectively, at $23.79 per share.

Outstanding Equity Awards at Year-End

        The following table presents information regarding the outstanding equity awards held by each named executive officer as of December 31, 2007.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested(1)
Andre C. Dimitriadis	—	—		$—	—	—		$—
Wendy L. Simpson	—	—		—	—	67,120	(6)	$1,681,356
Pamela Shelley-Kessler	—	30,000	(2)	$23.79	05/15/17	13,000	(7)	$325,650
Clint B. Malin	10,000	30,000	(3)	$23.79	05/15/17	13,000	(8)	$325,650
Peter G. Lyew	—	22,500	(4)	$23.79	05/15/17	10,000	(9)	$250,500
T. Andrew Stokes	—	30,000	(5)	$23.47	06/08/17	12,000	(10)	$300,600

(1)
The market value is the number of shares that have not vested multiplied by the closing price of our common stock as reported by the NYSE on December 31, 2007, the last trading day of 2007.

(2)
Vests as follows: 10,000 on May 15, 2008, 2009 and 2010

(3)
Vests as follows: 10,000 on May 15, 2008, 2009 and 2010

(4)
Vests as follows: 7,500 on May 15, 2008, 2009 and 2010

(5)
Vests as follows: 10,000 on June 8, 2008, 2009 and 2010

(6)
Vests as follows: 22,373 on March 1, 2008 and 2009; 22,374 on March 1, 2010

(7)
Vests as follows: 500 on December 7, 2008 and 2009; 4,000 on May 15, 2008, 2009 and 2010

(8)
Vests as follows: 500 on December 7, 2008 and 2009; 4,000 on May 15, 2008, 2009 and 2010

(9)
Vests as follows: 500 on December 7, 2008 and 2009; 3,000 on May 15, 2008, 2009 and 2010

(10)
Vests as follows: 4,000 on June 8, 2008, 2009 and 2010

Option Exercises and Stock Vested During 2007

        The following table shows the number and value of stock options exercised and the number of shares and value of restricted common stock that vested related to each of our named executive officers during the year ended December 31, 2007.

	Option awards		Stock awards
Name	Number of shares acquired on exercise	Value realized on exercise(1)	Number of shares acquired on vesting	Value realized on vesting(2)
Andre C. Dimitriadis	—	$—	71,190	$1,753,828
Wendy L. Simpson	4,000	$52,880	2,310	$63,479
Pamela Shelley-Kessler	—	$—	1,500	$32,440
Clint B. Malin	—	$—	1,500	$37,300
Peter G. Lyew	—	$—	1,500	$32,440
T. Andrew Stokes	—	$—	—	$—

(1)
The value realized is the difference between the market price of the underlying securities at exercise, as measured by the closing price of our common stock as reported by NYSE on the date of exercise, and the exercise price times the number of shares acquired on exercise.

(2)
The value realized is the number of shares that vested multiplied by the closing price of our common stock as reported by the NYSE on the vesting date.

Potential Payments Upon Termination or Change In Control

        We have provided our named executive officers with employment contracts that provide certain benefits depending on the circumstances surrounding their termination of employment with us. In addition to the benefits described below, upon termination of employment with us, the named executive officer is generally entitled to amounts or benefits earned or accrued during the term of employment, including earned but unpaid salary. We have calculated the amount of any potential payments as if the termination or change of control occurred on December 31, 2007 and therefore used the closing price of our common stock as reported by the NYSE on December 31, 2007, the last trading day of 2007.

Severance and Other Benefits Upon Termination of Employment

        As described above under "Description of Employment Agreements" the employment agreements we have with our named executive officers provide for payments of severance and other benefits upon termination of employment. If the named executive officer's employment is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, then we will pay the officer a lump sum severance payment equal to four times base salary for Mr. Dimitriadis and Ms. Simpson and one times base salary for Ms. Shelley-Kessler, Messrs. Malin, Lyew and Stokes. Additionally, medical and dental insurance coverage will be extended for up to 18 months, at our expense, to the executive officer. Further, effective March 1, 2007, we have agreed to provide Mr. Dimitriadis, Ms. Simpson and her spouse with health insurance benefits for life and Mr. Dimitriadis' two dependents with health insurance benefits until they reach the age of 22. However, we may elect to pay Mr. Dimitriadis and Ms. Simpson a one-time cash payment of $250,000 each in lieu of continuing health insurance benefits. If any payment or benefit received by Mr. Dimitriadis or Ms. Simpson from us subjects them to excise taxes under the "golden parachute" rules on payments and benefits, then they will be entitled to receive an additional amount (a "gross-up payment" to make the officer whole for these excise taxes and for all taxes on the gross-up payment).

        The following table lists the named executive officers and the estimated amounts they would have become entitled to under their respective employment agreements had their employment with us terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason on December 31, 2007:

Name	Estimated Total Value of Cash Payments— Base Salary(1)	Estimated Total Value of Deferred Compensation Payment(2)	Estimated Total Value of Health Coverage Continuation(3)	Estimated Total Value of Equity Acceleration	Estimated Total Value of Excise Tax "Gross-Up"
Andre C. Dimitriadis	$960,000	$—	$250,000	$—	$—
Wendy L. Simpson	1,600,000	643,259	250,000	—	—
Pamela Shelley-Kessler	190,000	24,549	36,000	—	—
Clint B. Malin	160,000	—	27,000	—	—
Peter G. Lyew	133,000	24,549	19,000	—	—
T. Andrew Stokes	160,000	—	51,000	—	—

(1)
Represents base salaries in effect at December 31, 2007.

(2)
In previous years, named executive officers were eligible to participate in our Amended Deferred Compensation Plan (or Deferred Plan) whereby we made contributions to the plan for each named executive officer. This Deferred Plan was frozen in 2002 and no contributions have been made on behalf of any employee since 2001. All previous contributions made by us to the deferred compensation plan trust were invested in shares of our common stock and as dividends are paid on these shares, additional shares of our common stock are purchased on behalf of the participants in the Deferred Plan. As of December 31, 2007 the Deferred Plan held 25,679; 980 and 980 shares of our common stock on behalf of Ms. Simpson, Ms. Shelley-Kessler and Mr. Lyew, respectively. Mr. Malin and Mr. Stokes do not hold any shares in the Deferred Plan.

(3)
The employment agreements in effect at December 31, 2007 state that if the named executive officer's employment is terminated upon a change in control of our company then the executive shall not be given the opportunity to participate in any medical or dental insurance coverage. However, if the named executive officer's employment is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, medical and dental insurance coverage will be extended for up to 18 months, at our expense, to the named executive officer. Estimates provided in this table are based on amounts we paid for medical and dental insurance for our named executive officers in 2007. As described above under "Description of Employment Agreements", effective March 1, 2007, we agreed to provide Mr. Dimitriadis with health insurance benefits for life and Mr. Dimitriadis' two dependents with health insurance benefits until they reach the age of 22. However, we may elect to pay Mr. Dimitriadis a one-time cash payment of $250,000 in lieu of continuing health insurance benefits. Also as described above under "Description of Employment Agreements", effective March 1, 2007, we agreed to provide Ms. Simpson and her spouse with health insurance benefits for life if Ms. Simpson's employment with us is terminated for any reason, except for a termination for cause or a voluntary resignation without a good reason, or upon a change in control of our company whether or not Ms. Simpson's employment is terminated. However, we may elect to pay Ms. Simpson a one-time cash payment of $250,000 in lieu of continuing health insurance benefits.

Severance and Other Benefits Upon Change of Control

        As described above under "Description of Employment Agreements" the employment agreements we have with our named executive officers provide for payments of severance and other benefits upon a change of control of our company. Upon a change in control of our company whether or not the named executive officer's employment is terminated, we will pay the named executive officer a severance payment in cash equal to $5,000,000 for Mr. Dimitriadis, $3,000,000 for Ms. Simpson and two times base salary for Ms. Shelley-Kessler, Messrs. Malin, Lyew and Stokes. If any payment or benefit received by Mr. Dimitriadis or Ms. Simpson from us subjects them to excise taxes under the "golden parachute" rules on payments and benefits, then they will be entitled to receive an additional amount (a "gross-up payment" to make the officer whole for these excise taxes and for all taxes on the gross-up payment). Further, upon a change of control all stock options and/or restricted common stock automatically vests.

        A "Change in Control" occurs if:

  (a)
  Any Person or related group of Persons (other than Executive and her Related Persons, the Company or a Person that directly or indirectly controls, is controlled by, or is under common control with, the Company) is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities;

  (b)
  The stockholders of the Company approve a merger or consolidation of the Company with any other corporation (or other entity), other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 66 2/3% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person acquires 30% or more of the combined voting power of the Company's then outstanding securities shall not constitute a Change in Control;

  (c)
  The Stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

  (d)
  A majority of the members of the Board of Directors of the Company cease to be Continuing Directors.

        The following table lists the named executive officers and the estimated amounts they would have become entitled to under their respective employment agreements had there been a change of control of our company on December 31, 2007:

Name	Estimated Total Value of Cash Payments- Base Salary(1)	Estimated Total Value of Deferred Compensation Payment(2)	Estimated Total Value of Health Coverage Continuation(3)	Estimated Total Value of Equity Acceleration(4)	Estimated Total Value of Excise Tax "Gross-Up"
Andre C. Dimitriadis	$5,000,000	$—	$250,000	$—	$2,092,000
Wendy L. Simpson	3,000,000	643,259	250,000	1,681,356	1,249,000
Pamela Shelley-Kessler	380,000	24,549	—	363,450	—
Clint B. Malin	320,000	—	—	462,650	—
Peter G. Lyew	266,000	24,549	—	278,850	—
T. Andrew Stokes	320,000	—	—	348,000	—

(1)
Represents base salaries and change of control provisions in effect at December 31, 2007.

(2)
In previous years, executive officers were eligible to participate in our Amended Deferred Compensation Plan (or Deferred Plan) whereby we made contributions to the plan for each executive officer. This Deferred Plan was frozen in 2002 and no contributions have been made on behalf of any employee since 2001. All previous contributions made by us to the deferred compensation plan trust were invested in shares of our common stock and as dividends are paid on these shares, additional shares of our common stock are purchased on behalf of the participants in the Deferred Plan. As of December 31, 2007 the Deferred Plan held 25,679; 980 and 980 shares of our common stock on behalf of Ms. Simpson, Ms. Shelley-Kessler and Mr. Lyew, respectively. Mr. Malin and Mr. Stokes do not hold any shares in the Deferred Plan.

(3)
The employment agreements in effect at December 31, 2007 state that if the executive officer's employment is terminated upon a change in control of our company then the executive shall not be given the opportunity to participate in any medical or dental insurance coverage. As described above under "Description of Employment Agreements", effective March 1, 2007, we agreed to provide Mr. Dimitriadis, Ms. Simpson and her spouse with health insurance benefits for life and Mr. Dimitriadis' two dependents with health insurance benefits until they reach the age of 22. However, we may elect to pay Mr. Dimitriadis and Ms. Simpson a one-time cash payment of $250,000 each in lieu of continuing health insurance benefits.

(4)
For stock options this amount represents the difference between the exercise price and the closing market price as reported by the NYSE on December 31, 2007, the last trading day of 2007. For unvested restricted common stock this amount represents the closing market price as reported by the NYSE on December 31, 2007, the last trading day of 2007.

Director Compensation

        Compensation for our Board of Directors typically consists of quarterly board fees, fees for attending meetings whether in-person or by telephone, and periodic equity awards. The following table presents information regarding the compensation we paid during 2007 to members of our Board of Directors who are not also our employees. Two members of our Board of Directors are also employed by us and therefore are not entitled to receive additional compensation for their services as directors. Compensation information related to our two employee directors is included in the previous discussion and tables related to executive compensation.

Director Compensation for the Year Ended December 31, 2007

Name	Fees earned or paid in cash	Stock awards(1)	Option awards(1)	Total
Boyd W. Hendrickson	$40,063	$29,668	$18,317	$88,048
Edmund C. King	43,813	54,964	3,967	102,744
Timothy J. Triche	40,063	29,668	3,967	73,698

(1)
Compensation expense in accordance with SFAS 123(R) "Share-Based Payment" which requires all share-based payments to employees, including grants of employee stock options and restricted common stock, to be recognized in the income statement based on their fair values. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. The model requires management to make certain estimates including stock volatility, discount rate and termination discount factor. See "Equity Awards" below for the aggregate number of stock awards and option awards outstanding at year end.

Quarterly Board and Meeting Fees

        In 2007, each non-employee director received a fee of $6,250 per quarter, and $750 for attendance in person or telephonically at each meeting of the Board of Directors or of any committee meeting held on a day on which the Board of Directors did not meet. Effective May 15, 2007, each non-employee director received a fee of $6,250 per quarter, $1,250 for attendance in person or telephonically at each meeting of the Board of Directors held on a day on which the Board of

Directors did not meet, $750 for attendance in person or telephonically at each meeting of any committee meeting held on a day on which the Board of Directors did not meet. Also, each non-employee received a fee of $2,188; $938 and $938 per quarter for the Chairman of the Audit, Compensation, and Nominating committee, respectively. If a committee meeting is held on a day on which a meeting of the Board of Directors is held, there is no fee paid for the committee meeting. In addition, we reimbursed non-employee directors for travel expenses incurred in connection with their duties as our directors.

Equity Awards

        Directors participate in our Amended and Restated 1992 Stock Option Plan (or the 1992 Plan), our 1998 Equity Participation Plan (or the 1998 Plan), our 2004 Stock Option Plan and our 2004 Restricted common stock Plan. Both the 1992 Plan and the 1998 Plan permit the Compensation Committee to grant nonqualified stock options or restricted shares to directors from time-to-time. The Compensation Committee may grant nonqualified stock options under our 2004 Stock Option Plan or restricted common stock under our 2004 Restricted common stock Plan to directors from time to time. In 2007 the Compensation Committee granted 1,000 shares of restricted common stock common stock and 10,000 stock options to Messrs. Hendrickson, King, and Triche at $23.79 per share. The following table presents the number of outstanding and unexercised option awards and the number of unvested shares of restricted common stock held by each of our non-employee directors.

Director	Number of options outstanding at 12/31/07		Number of unvested shares of restricted common stock outstanding at 12/31/07
Boyd W. Hendrickson	25,000	(1)	2,500	(4)
Edmund C. King	10,000	(2)	5,734	(5)
Timothy J. Triche	15,000	(3)	2,500	(4)

    (1)
    5,000 vested on February 2, 2007; 5,000 will vest on February 2, 2008; 3,333 will vest on May 15, 2008 and 2009; 3,334 will vest on May 15, 2010.

    (2)
    3,333 will vest on May 15, 2008 and 2009; 3,334 will vest on May 15, 2010.

    (3)
    2,000 vested on April 23, 2006 and 3,000 vested on October 3, 2006; 3,333 will vest on May 15, 2008 and 2009; 3,334 will vest on May 15, 2010.

    (4)
    Vests as follows: 1,000 on February 2, 2008; 250 on December 7, 2008 and 2009; 333 on May 15, 2008 and 2009; 334 on May 15, 2010.

    (5)
    Vests as follows: 334 on February 2, 2008; 1,950 on January 1, 2008 and 2009; 250 on December 7, 2008 and 2009; 333 on May 15, 2008 and 2009; 334 on May 15, 2010.

        In previous years, directors were eligible to participate in our Amended Deferred Compensation Plan (or Deferred Plan) whereby we made contributions of up to $10,000 for each non-employee director. This Deferred Plan was frozen in 2002 and no contributions have been made on behalf of any employee or Board member since 2001. All previous contributions made by us to the deferred compensation plan trust were invested in shares of our common stock and as dividends are paid on these shares, additional shares of our common stock are purchased on behalf of the participants in the Deferred Plan. As of December 31, 2007 the Deferred Plan held 14,308 and 5,677 shares of our common stock on behalf of Mr. King and Dr. Triche, respectively. Mr. Hendrickson does not hold any shares in the Deferred Plan.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

        The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis for 2007. Based on the review and discussions, the Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Timothy J. Triche, M.D. Boyd W. Hendrickson and Edmund C. King

Compensation Committee Interlocks and Insider Participation

        During 2007, the Compensation Committee consisted of Boyd W. Hendrickson, Edmund C. King and Timothy J. Triche, MD. None of the current members of the Compensation Committee are, or have been, employees of the Company. The Company currently owns Senior Subordinated Notes issued by Skilled Healthcare Group, Inc. (or SHG), a company at which Mr. Hendrickson serves as the chief executive officer. Additionally, in September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). In February 2006 we entered into a 15-year master lease agreement with Laurel. One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties Laurel leased from us under the master lease agreement. See Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE for further discussion. There are no "interlocks" (as defined by the rules of the SEC) with respect to any member of the Compensation Committee of the Board of Directors other than Mr. Hendrickson's relationship to SHG as described above.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This table shows information as of February 20, 2008 with respect to the beneficial ownership of our common stock by (1) each person who is known by us to own beneficially more than 5% of our common shares based on the most recent Schedule 13D or 13G filings made by such person with the Securities and Exchange Commission pursuant to rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, (2) each director, (3) each named executive officer identified in the Summary Compensation Table above, and (4) the current directors and executive officers as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares in Class(2)
Principal Stockholders:
National Health Investors, Inc. 100 Vine Street Suite 1200 Murfreesboro, TN 37130	Common Stock	2,774,800	(3)	11.1%
Deutsche Bank AG Taunusanlage 12 Frankfurt am Main 60262	Common Stock	2,546,540	(4)	11.0%
Barclay Global Investors, NA 45 Fremont Street San Francisco, CA 94105	Common Stock	1,574,042	(5)	6.8%
David J. Dunn 12526 High Bluff Drive Suite 160 San Diego, CA 92130	Common Stock	1,251,700	(6)	5.4%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	Common Stock	1,230,630	(7)	5.3%
AXA Financial Inc. 1290 Avenue of the Americas New York, NY 10104	Common Stock	1,213,825	(8)	5.3%
Named Executive Officers:
Andre C. Dimitriadis	Common Stock	680,807	(14)	3.0%
Wendy L. Simpson	Common Stock	334,150	(10)(11)(14)	1.4%
Pamela Shelley-Kessler	Common Stock	36,385	(10)(14)	*
Clint B. Malin	Common Stock	25,000	(9)(14)	*
Peter G. Lyew	Common Stock	12,485	(10)(14)	*
T. Andrew Stokes	Common Stock	12,000	(14)	*

Director:+
Boyd W. Hendrickson	Common Stock	25,550	(9)(12)(14)	*
Edmund C. King	Common Stock	67,838	(10)(13)(15)	*
Timothy J. Triche, M.D.	Common Stock	36,334	(9)(10)(14)	*
All directors and executive officers as a group (9 persons)	Common Stock	1,230,549 (13	(9)(10)(11)(12) )(14)	5.3%

*
Less than 1%

+
Does not include information concerning directors Andre C. Dimitriadis and Wendy L. Simpson, each of whom is also an executive officer, which information is provided above.

(1)
Except as otherwise noted below, all shares are owned beneficially by the individual or entity listed with sole voting and/or investment power.

(2)
For purposes of computing the percentages, the number of shares outstanding includes shares purchasable by such individual or entity upon exercise of outstanding options that are presently exercisable or will become exercisable within 60 days of February 20, 2008 as follows: Mr. Hendrickson-15,000; Mr. Malin-10,000 and Dr. Triche-5,000.

(3)
Based upon information contained in a Schedule 13G filed with the SEC by National Health Investors, Inc. (or NHI) on February 14, 2003 and with respect to the ownership of our common stock as of December 31, 2002, NHI directly owns 774,800 shares and has sole voting and dispositive power over these shares. Additionally, NHI owns our Series C Cumulative Convertible Preferred Stock, which has an option to convert at a price of $19.25 per share into 2,000,000 shares of common stock. For the purpose of computing this percentage, the number of shares subject to conversion is deemed to be outstanding only for the calculation of NHI's percent of class calculation.

(4)
Based upon information contained in a Schedule 13G/A filed with the SEC on February 9, 2007 by Deutsche Bank AG, RREEF America L.L.C. ("RREEF") and Deutsche Investment Management Americas ("DIMA") with respect to the ownership of our common stock as of January 31, 2007, the Corporate and Investment Banking business group and the Corporate Investment business group (collectively, CIB) of Deutsche Bank AG and its subsidiaries (including RREEF and DIMA) and affiliates beneficially own 2,546,540 shares. Of this amount, Deutsche Bank AG has sole voting power of 1,083,471 shares and sole dispositive power over 2,604,592 shares, RREEF has sole voting power of 1,017,076 shares and sole dispositive power over 2,538,197 shares, and DIMA has sole voting power and sole dispositive power over 66,395 shares. CIB disclaims beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which CIB or its employees have voting or investment discretion, or both, and (ii) certain investment entities, of which CIB is the general partner, managing general partner, or other manager, to the extent interests in such entities are held by persons other than CIB.

(5)
Based upon information contained in a Schedule 13G filed with the SEC on February 5, 2008 by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclay Global Investors Australia Limited, and Barclays Global Investors (Deutschland) AG, with respect to the ownership of our common stock as of December 31, 2007, such entities together beneficially own an aggregate of 1,574,042 shares and have the sole power to vote or direct the vote of 1,222,125 shares and the sole power to dispose or direct the disposition of 1,574,042 shares.

(6)
Based upon information contained in a Schedule 13G/A filed with the SEC on February 7, 2008 by David J. Dunn (or DJD) and the Dunn Family Trust (or DFT) with respect to the ownership of our common stock as of December 31, 2007, DFT directly owns 595,250 shares and may be deemed to beneficially own 518,450 shares held by Idanta Partners Ltd. (or IPL) for which DFT serves as general partner. DFT has the sole power to vote or to direct the vote and to dispose or to direct the disposition of such shares. DJD may be deemed to beneficially own 1,251,700 shares because (a) DJD is the trustee of DFT, which owns 595,250 shares and which is the general partner of IPL, which owns 518,450 shares, (b) DJD is a limited partner in the Steven Dunn Family Partners Limited Partnership (or SDFP), which owns 68,600 shares, (c) DJD is a trustee of and a participant in the Idanta Partners Ltd. Retirement Plan (or RET), which owns 19,400 shares, and (d) DJD owns 50,000 shares jointly with his spouse. In his capacity as trustee of DFT, which is also a general partner of IPL, DJD has the sole power to vote or to direct the vote and to dispose or direct the disposition of 1,113,700 shares. DJD may be deemed to share the power to vote or direct the vote and to dispose or to direct the disposition of the 68,600 shares held by SDFP, 19,400 shares held by RET and 50,000 shares jointly held by his spouse.

(7)
Based upon information contained in a Schedule 13G filed with the SEC on February 13, 2008 by The Vanguard Group, Inc. (or VGI) with respect to the ownership of our common stock as of December 31, 2007, VGI beneficially owns 1,230,630 shares. VGI has the sole voting power over 33,783 shares and sole power to dispose of or to direct the disposition of 1,230,630 shares. Vanguard Fiduciary Trust Company (or VFTC), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 36,660 shares of the Common Stock outstanding of the Company as a result of its serving as investment manager of collective trust accounts. VFTC directs the voting of these shares.

(8)
Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2008 by AXA Financial, Inc. (or AXA Financial); three French mutual insurance companies, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances VIE Mutuelle, and AXA Courtage Assurance Mutuelle (Collectively, the "Mutuelles AXA"), as a group; AXA; and their subsidiaries with respect to the ownership of our common stock as of December 31, 2007, AXA and its subsidiaries directly owns 1,213,485 shares and AXA Financial and its subsidiaries directly owns 340 shares and they have the sole power to vote or direct the vote and dispose or direct the disposition of such shares. Mutuelles AXA, as a group, and AXA and their subsidiaries are subsidiaries of AXA Financial and operate under independent management and makes independent decisions.

(9)
Includes 15,000; 10,000 and 5,000 shares subject to outstanding options held by Messrs. Hendrickson, Malin, and Triche, respectively, all of which options are presently exercisable or will become exercisable within 60 days after February 20, 2008.

(10)
Includes 25,805; 985; 14,379; 5,705 and 985 shares held in the deferred compensation trust for Mses. Simpson and Kessler and Messrs. King, Triche, and Lyew, respectively.

(11)
Includes 5,315 shares of common stock held by spouse in an individual retirement account.

(12)
Includes 550 shares of common stock held in an individual retirement account.

(13)
Includes 1,685 shares of common stock held by spouse in an individual retirement account.

(14)
None of the shares beneficially owned have been pledged as security.

(15)
3,450 of the shares beneficially owned have been pledged as security.

Securities Authorized for Issuance under Equity Compensation Plans

        Securities authorized for issuance under equity compensation plans as of December 31, 2007 is as follows:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	234,500	$22.71	274,850
Equity compensation plans not approved by security holders	—	—	—

Total	234,500	$22.71	274,850

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

        We have adopted a written policy that addresses related party transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Act. A related person of our company includes a director, a director nominee, an executive officer, a shareholder beneficially owing a 5% voting interest in our company, or an immediate family member of any of the foregoing. Under the policy, any transaction in which a related person has a direct or indirect material interest and where the amount exceeding $120,000 must be approved by disinterested members of our Board of Directors.

        In determining whether to approve or ratify a related person transaction, our Board of Directors will take into account, whether (i) the terms are fair to our company and on the same basis generally available to an unrelated person, (ii) there are business reasons for our company to enter into the transaction, (iii) it would impair independence of an outside director, and (iv) any other factors exist that our Board deems relevant.

Transactions with Related Persons

        Since the beginning of 2007 and including any currently proposed, the only transactions within the scope of Item 404 of Regulation S-K involved Boyd W. Hendrickson, one of our independent directors. His interest in these transactions arises indirectly and as a result of serving as Chief Executive Officer of Skilled Healthcare Group, Inc. (or SHG).

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinate Notes with a face rate of 11.0% and an effective yield of 11.1%. In May 2007, SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest. As a result of this early redemption we received $3,885,000 in proceeds and recognized additional interest income of $385,000 in 2007. At December 31, 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes. During 2007, we recognized $1,327,000 of interest income related to the SHG Senior Subordinated Notes and expect to recognize $719,000 of interest income in 2008 assuming no further redemptions by SHG. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

        In addition, during September 2007, SHG purchased the assets of Laurel Healthcare (or Laurel). In February 2006 we entered into a 15-year master lease agreement with Laurel. One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties Laurel leased from us under the master lease agreement. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG. During 2007, SHG paid us $1,267,000 in rent and is expected to pay approximately $3,887,000 in rent to us during 2008. During 2007, we recorded $206,000 of straight-line rental income from SHG and expect to record $530,000 of straight-line rental income from SHG in 2008. At December 31, 2007, the straight-line rent receivable from SHG was $1,502,000.

Director Independence

        The provisions of our Corporate Governance Policies regarding director independence meet the listing standards of the NYSE. Our Corporate Governance Policies provides that:

  •
  A director who is, or has been within the last three years, an employee of LTC, or whose immediate family member is, or has been within the last three years an executive officer of LTC may not be deemed independent. Employment as an interim Chairman or Chief Executive Officer will not disqualify a director from being considered independent following that employment.

  •
  A director who has received, or who has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from LTC, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), may not be deemed independent. Compensation received by a director for former service as an interim Chairman or Chief Executive Officer and compensation received by an immediate family member for service as a non-executive employee of LTC will not be considered in determining independence under this test.

  •
  A director who is, or whose immediate family member is, a current partner of a firm that is LTC's external auditor; a director who is a current employee of such a firm; a director who has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or a director who was, or whose immediate family member was, within the last three years (but is no longer) a partner or employee of such a firm and personally worked on LTC's audit within that time may not be deemed independent.

  •
  A director who is, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of LTC's present executive officers at the time serves or served on that company's compensation committee may not be deemed independent.

  •
  A director who is a current employee or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, LTC for property or services in an amount which, in any of the last three years, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues, may not be deemed independent.

        For purposes of these guidelines, the terms:

  •
  "affiliate" means any consolidated subsidiary of LTC and any other company or entity that controls, is controlled by or is under common control with LTC, as evidenced by the power to elect a majority of the board of directors or comparable governing body of such entity;

  •
  "executive officer" means an "officer" within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934; and

  •
  "immediate family" means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than employees) sharing a person's home, but excluding any person who is no longer an immediate family member as a result of legal separation or divorce, or death or incapacitation.

        Pursuant to our Corporate Governance Policies on Director Independence, the Board undertook its annual review of director independence in 2007. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and our company and its subsidiaries and affiliates, including those within the scope of "Transactions with Related Persons" above. The Board also considered whether there were any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

        The Board has affirmatively determined that each of the current directors standing is independent within the meaning of our director independence standards, which reflect the NYSE director independence standards, except for Mr. Dimitriadis and Ms. Simpson. Mr. Dimitriadis and Ms. Simpson are considered inside directors because of their employment as senior executives of our company. In determining that each of the other directors is independent, the Board considered the following relationship, which it determined was immaterial to the director's independence. The Board considered that our company owns Senior Subordinated Notes issued by Skilled Healthcare Group, Inc., a company at which Boyd W. Hendrickson, one of our independent directors, serves as the chief executive officer. During 2007 Skilled Healthcare Group, Inc. (or SHG) purchased the assets of one of our operators and now operates skilled nursing properties under a master lease with us. The payments received from SHG did not exceed either $1 million or 2% of SHG's consolidated gross revenues. Mr. Hendrickson does not have a material interest in these transactions and his only interest arises solely from his position as Chief Executive Officer. The Board determined that this relationship did not impair Mr. Hendrickson's independence.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Ernst & Young LLP audited our financial statements for the years ended December 31, 2007 and 2006 and have been our auditors since our organization in May 1992. Fees for the years ended December 31, 2007 and 2006 were:

	2007	2006
Audit Fees	$378,600	$357,650
Audit-Related Fees	1,500	11,407
Tax Fees	50,600	195,107
All Other Fees	—	—

Audit Fees

        For 2007 and 2006, these fees represent aggregate fees billed for professional services rendered for the audit of our annual financial statements and internal control over financial reporting and the review of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

        These fees represent aggregate fees billed for consulting on various technical issues in 2007 and 2006. These services are reasonably related to the performance of the audit of our annual financial statements for 2007 and 2006.

Tax Fees

        These fees represent aggregate fees billed for services rendered for tax compliance and consultation, including REIT qualification matters during 2007 and 2006.

        All audit, audit related and tax services were pre-approved by the Audit Committee. On an annual basis the Audit Committee pre-approves specifically described audit, audit-related and tax services to be performed by Ernst & Young LLP. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve non-audit services to be performed by Ernst & Young LLP, provided that the Chair shall report any decision to pre-approve such non-audit services to the full Audit Committee at its next regular meeting.

        In accordance with Section III, Item 6 of the Audit Committee Charter, the Audit Committee reviewed the effectiveness of Ernst & Young LLP's audit effort, including approval of the scope of, and fees charged in connection with, the annual audit, quarterly reviews and any non-audit services provided. The Audit Committee concluded that the provision of the non-audit services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

PART IV

Item 15.    FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(a)
Financial Statement Schedules

  The financial statement schedules listed in the accompanying index to financial statement schedules are filed as part of this annual report.

(b)
Exhibits

  The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

LTC PROPERTIES, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

II.	Valuation and Qualifying Accounts	111
III.	Real Estate and Accumulated Depreciation	112
IV.	Mortgage Loans on Real Estate	116

        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	(Credit)/Charge to Operations	Balance at End of Period
Allowance for Doubtful Accounts:
2007	$1,280	$(390)	$890
2006	$1,280	$—	$1,280
2005	$1,280	$—	$1,280

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

		Initial Cost to Company			Gross Amount at which Carried at December 31, 2007
	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total(1)	Accum. Deprec.	Construction/ Renovation Date	Acq. Date
Skilled Nursing Properties:
Alamogordo, NM		$210	$2,590	$3	$210	$2,593	$2,803	$426	1985	Dec-01
Albuquerque, NM		1,696	3,891	52	1,696	3,943	5,639	334	1967	Sep-05
Albuquerque, NM		2,414	8,910	10	2,414	8,920	11,334	765	1982	Sep-05
Albuquerque, NM		2,463	7,647	9	2,463	7,656	10,119	657	1970	Sep-05
Altoona, IA		105	2,309	418	105	2,727	2,832	1,023	1973	Jan-96
Aransas Pass, TX		154	1,276	147	154	1,423	1,577	115	1973	Dec-04
Atlanta, GA		175	1,282	3	175	1,285	1,460	464	1968	Sep-99
Atmore, AL		131	2,877	196	131	3,073	3,204	1,094	1967/1974	Jan-96
Beaumont, TX		370	1,141	177	370	1,318	1,688	110	1950	Dec-05
Beeville, TX		186	1,197	62	186	1,259	1,445	104	1974	Dec-04
Benbrook, TX		503	2,121	102	503	2,223	2,726	259	1976	Jan-05
Bradenton, FL	—	330	2,720	160	330	2,880	3,210	1,211	1989/2002	Sep-93
Brownsville, TX		302	1,856	32	302	1,888	2,190	253	1968	Apr-04
Canyon, TX(7)	—	196	506	211	196	717	913	328	1985/86	Jun-00
Carroll, IA		47	1,033	211	47	1,244	1,291	455	1969	Jan-96
Chesapeake, VA	—	388	3,469	865	388	4,334	4,722	1,508	1977/2002/2007	Oct-95
Clovis, NM	—	561	5,539	250	561	5,789	6,350	999	1970/2006	Dec-01
Clovis, NM		598	5,902	—	598	5,902	6,500	1,051	1969/95	Dec-01
Commerce City, CO		236	3,217	164	236	3,381	3,617	433	1964	Jun-04
Commerce City, CO		161	2,160	45	161	2,205	2,366	284	1967	Jun-04
Del Norte, CO		103	930	101	103	1,031	1,134	94	1955/2006	Jun-05
Des Moines, IA(7)	—	115	2,096	1,422	115	3,518	3,633	1,100	1972	Sep-99
Dresden, TN	—	31	1,529	123	31	1,652	1,683	433	1966/2002	Nov-00
Gardendale, AL	—	84	6,316	—	84	6,316	6,400	2,256	1976/1984	May-96
Gardner, KS		896	4,478	852	896	5,330	6,226	1,387	1961/1974	Dec-99
Granger, IA		62	1,356	221	62	1,577	1,639	553	1979	Jan-96
Grapevine, TX	—	431	1,449	187	431	1,636	2,067	434	1974	Jan-02
Griffin, GA		500	2,900	—	500	2,900	3,400	880	1969	Sep-99
Holyoke, CO	—	211	1,513	273	211	1,786	1,997	702	1963	Nov-00
Houston, TX		202	4,458	1,320	202	5,778	5,980	1,883	1961/2007	Jun-96
Houston, TX		365	3,769	1,582	365	5,351	5,716	2,030	1964/1968	Jun-96
Houston, TX		202	4,458	1,016	202	5,474	5,676	1,983	1967	Jun-96
Jacksonville, FL		486	1,981	30	486	2,011	2,497	460	1986-1987	Mar-02
Jefferson, IA		86	1,883	296	86	2,179	2,265	768	1968/1972	Jan-96
Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	2,013	1988/2006	Sep-93
Marion, OH		119	1,156	1,142	119	2,298	2,417	167	1950/06/07	May-05
Marion, OH		48	2,466	—	48	2,466	2,514	144	1997	May-06
Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	2,940	1975/1996	Jun-96
Mesa, AZ		1,095	2,330	—	1,095	2,330	3,425	124	1979	Aug-06
Midland, TX		33	2,285	26	33	2,311	2,344	887	1973	Feb-96
Montgomery, AL		242	5,327	115	242	5,442	5,684	2,000	1967/1974	Jan-96
Nacogdoches, TX	—	100	1,738	164	100	1,902	2,002	634	1973	Oct-97
Norwalk, IA		47	1,033	162	47	1,195	1,242	433	1975	Jan-96
Olathe, KS	—	520	1,872	269	520	2,141	2,661	593	1968	Sep-99
Orrville, OH		107	1,946	108	107	2,054	2,161	122	1956	Jun-06
Phoenix, AZ		334	3,383	439	334	3,822	4,156	542	1982	Apr-04
Phoenix, AZ		300	9,703	92	300	9,795	10,095	2,573	1985	Aug-00
Polk City, IA		63	1,376	152	63	1,528	1,591	552	1976	Jan-96
Portland, OR	—	100	1,925	2,447	100	4,372	4,472	844	1956/1974/06/07	Jun-97
Richland Hills, TX	—	144	1,656	386	144	2,042	2,186	453	1976	Dec-01
Richmond, VA	—	356	3,180	3,350	356	6,530	6,886	1,755	1970/75/80/02/06/07	Oct-95
Ripley, TN	—	20	985	319	20	1,304	1,324	339	1951/2002/07	Nov-00
Roswell, NM		568	5,232	3	568	5,235	5,803	859	1975	Dec-01
Rusk, TX	—	34	2,399	434	34	2,833	2,867	1,215	1969	Mar-94
Sacramento, CA	—	220	2,929	—	220	2,929	3,149	1,080	1968	Feb-97
Salina, KS(7)	—	100	1,153	621	100	1,774	1,874	620	1985	May-97

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Tacoma, WA			723	6,401	—	723	6,401	7,124	334	1993	Aug-06
Tappahannock, VA(7)	—		375	1,327	293	375	1,620	1,995	982	1977/1978	Oct-95
Tucson, AZ			276	8,924	112	276	9,036	9,312	2,369	1985/92	Aug-00
Tyler, TX			300	3,071	22	300	3,093	3,393	372	1974	Mar-04
Wooster, OH			118	1,711	442	118	2,153	2,271	108	1952/62/71/07	Jun-06

Skilled Nursing Properties	—		21,998	185,841	26,251	21,998	212,092	234,090	51,890

Assisted Living Properties:
Ada, OK	—		100	1,650	—	100	1,650	1,750	483	1996	Dec-96
Arlington, OH		(6)	629	6,973	—	629	6,973	7,602	1,137	1993	Dec-01
Arvada, CO	6,162	(4)	100	2,810	276	100	3,086	3,186	825	1997	Aug-97
Athens, TX	—		96	1,510	1	96	1,511	1,607	478	1995	Jan-96
Bakersfield, CA	8,392		834	11,986	20	834	12,006	12,840	2,254	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	722	1996	Nov-96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	587	1997	Oct-97
Bexley, OH	14,379	(6)	306	4,196	—	306	4,196	4,502	685	1992	Dec-01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	676	1997	Aug-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	599	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	599	1997	Sep-97
Camas, WA		(3)	100	2,175	—	100	2,175	2,275	659	1996	May-96
Central, SC	—		100	2,321	—	100	2,321	2,421	493	1998	Mar-99
Cordele, GA	—		153	1,455	82	153	1,537	1,690	448	1987/88/2002	Jul-00
Denison, IA	—		100	2,713	—	100	2,713	2,813	675	1998	Jun-98
Dodge City, KS			84	1,666	4	84	1,670	1,754	554	1995	Dec-95
Durant, OK	—		100	1,769	—	100	1,769	1,869	501	1997	Apr-97
Edmond, OK		(5)	100	1,365	526	100	1,891	1,991	514	1996	Aug-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	639	1997	Dec-97
Erie, PA			850	7,477	—	850	7,477	8,327	1,969	1998	Oct-99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	702	1997	Sep-97
Fremont,OH	—		100	2,435	—	100	2,435	2,535	664	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	682	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	748	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	698	1998	Mar-98
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	441	1988	May-96
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	468	1998	Mar-99
Grandview, WA		(3)	100	1,940	—	100	1,940	2,040	603	1996	Mar-96
Great Bend, KS			80	1,570	21	80	1,591	1,671	557	1995	Dec-95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	697	1997	Aug-97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	551	1998	Mar-99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	494	1995	Jan-96
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	597	1998	Mar-99
Hayden, ID	—		100	2,450	243	100	2,693	2,793	770	1996	Dec-96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	681	1997	Aug-97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	594	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	779	1996	Nov-96
Kennewick. WA		(3)	100	1,940	—	100	1,940	2,040	607	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	662	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	660	1997	Aug-97
Lakeland, FL	—		519	2,313	1,080	519	3,393	3,912	739	1968/74/96/02/06/07	Jul-00
Longmont, CO		(4)	100	2,640	—	100	2,640	2,740	663	1998	Jun-98
Longview, TX	—		38	1,568	1	38	1,569	1,607	501	1995	Oct-95
Loveland, CO		(4)	100	2,865	270	100	3,135	3,235	830	1997	Sep-97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	602	1996	Apr-96
Madison, IN	—		100	2,435	—	100	2,435	2,535	654	1997	Oct-97
Marshall, TX	—		38	1,568	451	38	2,019	2,057	638	1995	Oct-95
McPherson, KS			79	1,571	4	79	1,575	1,654	552	1994	Dec-95
Millville, NJ	—		100	2,825	—	100	2,825	2,925	766	1997	Aug-97

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Nampa, ID	—		100	2,240	23	100	2,263	2,363	651	1997	Jan-97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	485	1998	Mar-99
Newark, OH	—		100	2,435	—	100	2,435	2,535	654	1997	Oct-97
Newport Richey, FL	—		100	5,845	664	100	6,509	6,609	1,806	1986/1995	Jan-98
Newport, OR	—		100	2,050	—	100	2,050	2,150	688	1996	Dec-96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	673	1998	Jun-98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	587	1997	Jun-97
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	516	1998	Mar-99
Rocky River, OH	—		760	6,963	—	760	6,963	7,723	1,769	1998	Oct-99
Salina, KS			79	1,571	4	79	1,575	1,654	552	1994	Dec-95
San Antonio, TX		(5)	100	1,900	—	100	1,900	2,000	537	1997	May-97
San Antonio, TX		(5)	100	2,055	—	100	2,055	2,155	574	1997	Jun-97
Shelby, NC	—		100	2,805	2	100	2,807	2,907	703	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	666	1998	Jun-98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	621	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	513	1998	Mar-99
Tallahassee, FL	—	(5)	100	3,075	—	100	3,075	3,175	774	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	664	1997	Aug-97
Troy, OH	—		100	2,435	306	100	2,741	2,841	752	1997	May-97
Tulsa, OK		(5)	200	1,650	—	200	1,650	1,850	477	1997	Feb-97
Tulsa, OK		(5)	100	2,395	—	100	2,395	2,495	664	1997	Jun-97
Tyler, TX	10,227	(5)	100	1,800	—	100	1,800	1,900	525	1996	Dec-96
Vacaville, CA	8,005		1,662	11,634	19	1,662	11,653	13,315	2,218	1998/2002	Dec-01
Vancouver, WA		(3)	100	2,785	—	100	2,785	2,885	842	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	621	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	634	1997	Jul-97
Walla Walla, WA	5,130	(3)	100	1,940	—	100	1,940	2,040	599	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	461	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	609	1996	Aug-97
Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	654	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	538	1996	Dec-96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	741	1997	Sep-97
Worthington, OH		(6)	—	6,102	—	—	6,102	6,102	1,721	1993	Dec-01
Worthington, OH		(6)	—	3,402	—	—	3,402	3,402	1,007	1995	Dec-01
York, NE	—		100	2,318	—	100	2,318	2,418	634	1997	Aug-97

Assisted Living Properties	52,295		12,794	231,583	5,143	12,794	236,726	249,520	61,227

School
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	2,649	1930/1998	Dec-98

School	—		100	6,000	3,170	100	9,170	9,270	2,649

	$52,295		$34,892	$423,424	$34,564	$34,892	$457,988	$492,880	$115,766

(1)
The aggregate cost for federal income tax purposes.

(2)
Depreciation for building and additions are calculated using a 35 to 40 year life. Depreciation for furniture and fixtures is calculated based on a 5 to 10 year life.

(3)
Single note backed by five facilities in Washington.

(4)
Single note backed by three facilities in Colorado

(5)
Single note backed by one facility in Florida, three facilities in Oklahoma, and three facilities in Texas

(6)
Single note backed by four facilities in Ohio.

(7)
An impairment charge totaling $4,190 was taken against 4 facilities based on the Company's estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property as required by Statement of Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Real Estate & Equipment	Accumulated Depreciation
Balance at December 31, 2004	$469,117	$83,369
Additions	30,979	13,255
Conversion of mortgage loans into owned properties	3,636	45
Cost of real estate sold	(3,009)	(898)

Balance at December 31, 2005	$500,723	$95,771

Additions	24,016	13,581
Cost of real estate sold	(36,452)	(7,261)

Balance at December 31, 2006	$488,287	$102,091

Additions	5,696	14,032
Cost of real estate sold	(1,103)	(357)

Balance at December 31, 2007	$492,880	$115,766

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(dollars in thousands)

	Number of
State					Final Maturity Date	Balloon Amount(2)	Current Monthly Debt Service	Face Amount of Mortgages	Carrying Amount of Mortgages December 31, 2007	Principal Amount of Loans Subject to Delinquent Principal or Interest
	Facilities	Units/Beds(3)		Interest Rate(1)
FL	3	256		11.30%	2009	6,620	69	6,850	6,688	—
TX	1	140		11.00%	2009	4,326	44	4,510	4,409	—
TX	1	230		9.75%	2017	2,999	38	4,000	3,995	—
TX	5	583		12.80%	2011	914	91	8,000	3,757	—
MN	1	0		6.96%	2019	3,783	22	3,751	3,751	—
FL	1	191		11.25%	2009	3,270	51	3,665	3,545	—
NE	1	47		12.89%	2013	2,743	35	3,243	3,064	—
NE	1	44		12.89%	2013	2,562	33	3,036	2,869	—
FL	1	90		13.43%	2012	2,249	40	3,510	2,805	—
Various	43	4,669		9.75% - 13.15%	2008 - 2018	25,474	870	77,324	56,395	—

	58	6,250	(4)			$54,940	$1,293	$117,889	$91,278	—

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

(4)
Includes 50 first-lien mortgage loans as follows:

# of Loans	Original loan amounts
27	$ 500 - $ 2,000
10	$2,001 - $ 3,000
9	$3,001 - $ 4,000
2	$4,001 - $ 5,000
0	$5,001 - $ 6,000
1	$6,001 - $ 7,000
1	$7,001 - $10,000

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (Continued)

(dollars in thousands)

        Activity for the years ended December 31, 2005, 2006 and 2007 is as follows:

Balance at December 31, 2004	$90,878
Conversion of notes to owned properties	(3,029)
Conversion of REMIC certificates to loans	35,694
Investment in real estate mortgages	38,500
Mortgage premium	(131)
Loan prepayments/payoffs	(10,320)
Collections of principal	(3,540)

Balance at December 31, 2005	$148,052
Mortgage premium	449
Loan prepayments/payoffs	(26,496)
Collections of principal	(5,013)

Balance at December 31, 2006	$116,992
Investment in real estate mortgages	6,854
(Provision for) recovery of loan losses	390
Mortgage premium	46
Loan prepayments/payoffs	(28,508)
Collections of principal	(4,496)

Balance at December 31, 2007	$91,278

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

(Item 15(b))

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed December 16, 1997)
3.2	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 1996)
3.3	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.'s Current Report on Form 8-K filed December 16, 1997)
3.4
Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.5
Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.6
Articles Supplemental reclassifying 5,000,000 shares of Common Stock into Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Registration Statement on Form S-3 filed June 27, 2003)
3.7
Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.10 to LTC Properties, Inc.'s Registration Statement on Form S-3, Amendment No. 2 filed August 29, 2003)
3.8
Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Registration Statement on Form 8-K filed September 16, 2003)
3.9
Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed February 19, 2004)
3.10
Articles Supplementary Reclassifying 40,000 Shares of Series D Junior Participating Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 2004)
3.11
Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended March 31, 2004)
3.12
Articles of Amendment replacing Section 7.1 regarding authorized shares of stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.'s Form 10-Q for the quarter ended July 31, 2004)

3.13
Articles Supplementary Classifying an Additional 2,640,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.'s Form 10-Q for the quarter ended July 31, 2004)
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
10.2+	Amended and Restated Employment Agreement of Wendy Simpson dated May 22, 2006 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 2006)
10.3+
Amended and Restated Employment Agreement of Pamela Shelley-Kessler dated December 5, 2006 (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.4+
Amended and Restated Employment Agreement of Peter Lyew dated December 5, 2006 (incorporated by reference to Exhibit 10.10 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.5+
Amended and Restated Employment Agreement of Clint Malin dated December 5, 2006 (incorporated by reference to Exhibit 10.11 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.6+
2007 Amended and Restated Employment Agreement of Wendy Simpson, effective as of March 1, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated February 6, 2007)
10.7+
2007 Amended and Restated Employment Agreement of Andre Dimitriadis, effective as of March 1, 2007 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Current Report on Form 8-K dated February 6, 2007)
10.8+
Second Amended and Restated Employment Agreement of Pamela Kessler, effective as of March 1, 2007 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Current Report on Form 8-K dated February 6, 2007)
10.9+	Employment Agreement of T. Andrew Stokes dated June 8, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 2007)
10.10+
Second Amendment to 2007 Amended and Restated Employment Agreement of Wendy Simpson, dated July 1, 2007 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 2007)
10.11+
Second Amendment to 2007 Amended and Restated Employment Agreement of Andre Dimitriadis, dated July 1, 2007 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Form 10-Q for the quarter ended June 30, 2007)
10.12+
Third Amendment to the 2007 Amended and Restated Employment Agreement of Wendy Simpson dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated December 5, 2007)
10.13+	Third Amended and Restated Employment Agreement of Pamela Kessler, effective as of December 4, 2007
10.14+	Second Amended and Restated Employment Agreement of Peter Lyew, effective as of December 4, 2007

10.15+	Second Amended and Restated Employment Agreement of Clint Malin, effective as of December 4, 2007
10.16+	Amended and Restated Employment Agreement of T. Andrew Stokes, effective as of December 4, 2007
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP with respect to the financial information of the Company
24.1	Powers of Attorney (included on signature page)
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

LTC Properties, Inc. Registrant
Dated: March 13, 2008
	By:	/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wendy L. Simpson and Pamela Shelley-Kessler, and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WENDY L. SIMPSON Wendy L. Simpson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2008
/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Chairman of the Board and Director	March 13, 2008
/s/ BOYD HENDRICKSON Boyd Hendrickson	Director	March 13, 2008
/s/ EDMUND C. KING Edmund C. King	Director	March 13, 2008
/s/ TIMOTHY J. TRICHE Timothy J. Triche	Director	March 13, 2008

QuickLinks

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Total Return Stock Performance
  Item 6. SELECTED FINANCIAL INFORMATION
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS
Index to Consolidated Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
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
  Item 9B. OTHER INFORMATION
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
LTC PROPERTIES, INC. INDEX TO FINANCIAL STATEMENT SCHEDULES (Item 15(a))
LTC PROPERTIES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
LTC PROPERTIES, INC. INDEX TO EXHIBITS (Item 15(b))
LTC PROPERTIES, INC. SIGNATURES
POWER OF ATTORNEY