Form 10-Q
period 2008-03-31
LTC PROPERTIES INC
filed 2008-04-30
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Shares of registrant’s common stock, $.01 par value, outstanding on April 23, 2008 – 23,055,825

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2008

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	March 31, 2008		December 31, 2007
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2008 - $119,385; 2007 - $115,766	$341,178		$342,222
Land	34,639		34,429
Properties held for sale, net of accumulated depreciation and amortization: 2008 - $0; 2007 - $0	—		463
Mortgage loans receivable, net of allowance for loan losses: 2008 - $890; 2007 - $890	91,065		91,278
Real estate investments, net	466,882		468,392
Other Assets:
Cash and cash equivalents	25,868		42,631
Debt issue costs, net	257		326
Interest receivable	2,343		2,553
Prepaid expenses and other assets	21,135	(1)	20,447
Notes receivable	3,266		3,292
Marketable securities	6,465	(2)	6,464
Total Assets	$526,216		$544,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—		$—
Mortgage loans payable	46,874		47,165
Bonds payable	4,690		5,130
Accrued interest	347		349
Accrued expenses and other liabilities	4,655		5,381
Distributions payable	3,039		3,406
Total Liabilities	59,605		61,431

Minority interest	3,135		3,518
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2008 – 8,075; 2007 – 8,802	190,363		208,553
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2008 – 23,054; 2007 – 22,872	231		229
Capital in excess of par value	319,843		316,609
Cumulative net income	501,746		490,588
Other	916		956
Cumulative distributions	(549,623)		(537,779)
Total Stockholders’ Equity	463,476		479,156
Total Liabilities and Stockholders’ Equity	$526,216		$544,105

(1)

On March 31, 2008, we had $1,640,000 in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

(2)

At March 31, 2008, we had a $6,500,000 face value investment in marketable securities issued by a lessee that qualifies as a related party because lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$14,634 (1)	$14,385
Interest income from mortgage loans	2,658	3,469
Interest and other income	555 (2)	875
Total revenues	17,847	18,729
Expenses:
Interest expense	1,176	1,248
Depreciation and amortization	3,692	3,528
Legal expenses	25	29
Operating and other expenses	1,811	1,589
Total expenses	6,704	6,394
Income before non-operating income and minority interest	11,143	12,335
Minority interest	(77)	(86)
Income from continuing operations	11,066	12,249

Discontinued operations:
Loss from discontinued operations	—	(13)
Gain on sale of assets, net	92	149
Net income from discontinued operations	92	136
Net income	11,158	12,385
Preferred stock buyback	989	—
Preferred stock dividends	(3,858)	(4,239)
Net income available to common stockholders	$8,289	$8,146

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends and Preferred Stock Buyback:
Basic	$0.36	$0.34
Diluted	$0.36	$0.34

Net Income per Common Share from Discontinued Operations:
Basic	$—	$0.01
Diluted	$—	$0.01

Net Income per Common Share Available to Common Stockholders:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35

Basic weighted average shares outstanding	22,862	23,480
Comprehensive income
Net income	$11,158	$12,385
Reclassification adjustment	(40)	(160)
Total comprehensive income	$11,118	$12,225

(1)          During the three months ended March 31, 2008, we received $966,000 in rental income and recorded $138,000 in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          During the quarter ended March 31, 2008, we recognized $180,000 of interest income from our investment in marketable securities issued by a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE:  Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2008		2007
OPERATING ACTIVITIES:
Net income	$11,158		$12,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	3,692		3,541
Minority interest	77		86
Stock-based compensation expense	311		344
Straight-line rental income	(953	)(1)	(1,202)
Other non-cash items, net	164		(345)
Gain on sale of real estate investments, net	(92)		(149)
Decrease in accrued interest payable	(2)		(7)
Decrease in interest receivable	184		238
Net change in other assets and liabilities	(771)		(1,613)
Net cash provided by operating activities	13,768		13,278

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(2,635)		(1,560)
Proceeds from sale of real estate investments	555		158
Investment in real estate mortgages	(1,044)		—
Principal payments received on mortgage loans receivable	1,343		2,291
Advance under notes receivable	(100)		(2)
Principal payments received on notes receivable	153		629
Net cash (used in) provided by investing activities	(1,728)		1,516

FINANCING ACTIVITIES:
Principal payments on mortgage loans payable and bonds payable	(731)		(690)
Preferred stock buyback	(14,276)		—
Distributions paid to minority interests	(86)		(86)
Distributions paid to stockholders	(13,200)		(13,092)
Redemption of minority interests	(510)		—
Other	—		160
Net cash used in financing activities	(28,803)		(13,708)

Increase in cash and cash equivalents	(16,763)		1,086
Cash and cash equivalents, beginning of period	42,631		29,887
Cash and cash equivalents, end of period	$25,868		$30,973

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,109		$1,194
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	2,283		85

(1) During the three months ended March 31, 2008, we recorded $138,000 in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2007 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions.  In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (i.e. asset appreciation).

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS No. 157).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 14, 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (or SFAS No. 157-1).  SFAS No. 157-1 amends SFAS No. 157, to exclude the FASB issued Statement of Financial Accounting Standards No. 13, “Accounting for Leases” ( or SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141(R), “Business Combinations” (or SFAS No. 141(R)), regardless of whether those assets and liabilities are related to leases.  Adoption of SFAS No. 157 on January 1, 2008 did not have any effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) is effective for fiscal years beginning December 15, 2008. We are currently evaluating the impact of the required prospective application of SFAS No.141(R) on our results of operations and financial position.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (or SFAS No. 160).  SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

reporting for a change in control of a subsidiary. SFAS No. 160 is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We are currently evaluating the impact of the application of SFAS No.160 on our results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value of Option for Financial Assets and Financial Liabilities” (or SFAS No. 159).  SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We did not adopt the elective fair market value option in our 2008 financial statements.

2.              Real Estate Investments

Owned Properties.  At March 31, 2008, we owned properties in 23 states consisting of 62 skilled nursing properties with a total of 7,209 beds, 84 assisted living properties with a total of 3,744 units and one school.  Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years.  Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease:  (i) a specified percentage increase over the prior year, generally between 2.0% and 2.5%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases.  Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities.

During the three months ended March 31, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party.  We received net cash proceeds of $555,000 and recognized $92,000 gain on sale.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2,000,000 to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  Additionally, in the first quarter of 2008 we invested $419,000, at an average yield of approximately 10%, under agreements to expand and renovate 10 properties operated by five different operators.  As of March 31, 2008, the total commitment remaining under these agreements was $2,590,000.  We also invested $1,202,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2007, we invested $1,164,000 under agreements to expand and renovate 12 properties operated by seven different operators.  Also during the first quarter of 2007 we sold a closed, previously impaired skilled nursing property to a third party for a purchase price of $166,000.  As a result of the sale, we recognized a net gain of $149,000 during the quarter ended March 31, 2007.  Additionally, we invested $396,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” properties held for sale at any reporting period include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Rental income	$—	$—
Interest and other income	—	—
Interest expense	—	—
Depreciation and amortization	—	(13)
Operating and other expenses	—	—
Loss from discontinued operations	$—	$(13)

Mortgage Loans.  At March 31, 2008, we had investments in 51 mortgage loans secured by first mortgages on 47 skilled nursing properties with a total of 5,545 beds, 11 assisted living properties with 746 units and one school.  These properties are located in 15 states.  At March 31, 2008, the mortgage loans had interest rates ranging from 7.0% to 13.4% and maturities ranging from 2008 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended March 31, 2008, we invested $938,000, net of closing fees, in a mortgage loan on an assisted living property with 41 units located in Florida.  This loan has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009.  Additionally, we invested $106,000 under two existing mortgage loans for capital improvements. We also received $1,343,000 in regularly scheduled principal payments.

During the three months ended March 31, 2007, we received $1,067,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property located in Georgia.  We also received $1,224,000 in regularly scheduled principal payments.

3.              Notes Receivable

During the three months ended March 31, 2008, we received $153,000 and funded $100,000 in principal payments under various loans and line of credit agreements with certain operators.  At March 31, 2008, we had 5 loans outstanding with a carrying value of $3,266,000 at a weighted average interest rate of 11.9%.

4.              Marketable Securities

At March 31, 2008, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

At March 31, 2008, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement and the full amount was available for borrowing.  During the three months ended March 31, 2008, pricing under the Unsecured Revolving Credit Agreement based on our borrowing election was Prime Rate plus 0.50% or LIBOR plus 1.50%.

6.              Stockholders’ Equity

Preferred Stock.  During the three months ended March 31, 2008 holders of 91,300 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 182,600 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 141,670 at March 31, 2008.

During the first quarter of 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating net income available to common shareholders.  After this purchase, 6,003,700 shares of our Series F preferred stock remained issued and outstanding.

Common Stock.  In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock.  In January 2008, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.  After the Series F preferred stock repurchase, as mentioned above, we continue to have an open Board authorization to purchase an additional 3,470,621 shares.

We have one limited partnership and reserved 201,882 shares of our common stock under this partnership agreement.  We consolidate the limited partnership since we exercise control and we carry the minority interest at cost.  The limited partners can exercise their conversion rights and be paid in shares of our common stock or for an amount of cash approximating the then current market value of shares of our common stock.  Historically, we have elected to pay cash upon limited partners’ election to exercise their conversion rights. If we elected to issue shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership is reclassified to stockholder’s equity.

During the three months ended March 31, 2008, one of our limited partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership.  In accordance with the limited partnership agreement, we paid $510,000 for the redemption of 22,000 shares owned by the limited partner.  Since the market value of the common stock converted was greater than the book value

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

of the partnership interests received, we recognized a $136,000 increase in the basis of the properties underlying the limited partnership interest acquired.  Subsequent to this conversion we have 179,882 shares of our common stock reserved for this partnership agreement.  At March 31, 2008 the carrying value excluding accrued preferred returns and the market value of the partnership conversion rights are $3,058,000 and $4,625,000, respectively.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2008				Three months ended March 31, 2007
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$818		$818		$818		$818
Series E	38		87		101		103
Series F	3,002		3,320		3,320		3,320
	3,858		4,225		4,239		4,241

Common Stock	8,975	(1)	8,975		8,851	(2)	8,851

Total	$12,833	(3)	$13,200	(3)	$13,090	(3)	$13,092	(3)

(1)          Represents $0.130 per share per month for the three months ended March 31, 2008.

(2)          Represents $0.125 per share per month for the three months ended March 31, 2007.

(3)           The difference between declared and paid is the change in distributions payable on the balance sheet at March 31 and December 31.

In April 2008, we declared a monthly cash dividend of $0.130 per common share per month for the months of April, May and June 2008, payable on April 30, May 30 and June 30, 2008, respectively, to stockholders of record on April 22, May 22 and June 23, 2008, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $916,000 and $956,000 at March 31, 2008 and December 31, 2007, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.  See Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the repurchase of the loans underlying our investment in REMIC Certificates.

Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Thus, for all options that vested during a fiscal year, regardless of when they were granted, compensation expense was recognized during that fiscal year according to SFAS No. 123(R).  We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.  This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor.  If management incorrectly estimates these variables, the results of operations could be affected.

During the three months ended March 31, 2008 and 2007, $36,000 and $17,000 of compensation expense was recognized related to the vesting of stock options.  No stock options were issued during the quarters ended March 31, 2008 and 2007.  At March 31, 2008, the total number of stock options that are scheduled to vest through December 31, 2008, 2009 and 2010 is 73,163, 68,167 and 68,170, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We have no stock options outstanding that are scheduled to vest beyond 2011.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2008, 2009 and 2010 is $105,000, $140,000 and $59,000, respectively.

During the three months ended March 31, 2008 and 2007, we recognized $275,000 and $327,000 of compensation expense related to the vesting of restricted common stock, respectively.  No restricted common stock was granted during the quarter ended March 31, 2008.  During the three months ended March 31, 2007, we granted 40,000 shares of restricted common stock at $25.98 per share.  These shares vest ratably over a three-year period.  Also during the three months ended March 31, 2007 we extended the vesting of 27,120 shares of unvested restricted common stock to align the vesting dates with the 40,000 share grant previously discussed.  The compensation expense recognized related to this vesting modification was immaterial.  Additionally during the quarter ended March 31, 2007, we modified the vesting of 54,960 shares of unvested restricted common stock by accelerating the vesting so that the 54,960 shares vested ratably from March through December 2007.  Prior to this modification the shares were vesting in two traunches ratably over two and three years, respectively.

Total shares available for future grant under the 2004 Stock Option Plan and the 1998 Equity Participation Plan as of March 31, 2008 were 265,500 and 9,350, respectively. There are no remaining shares available for grant under the 2004 Restricted Stock Plan.

7.              Commitments and Contingencies

At March 31, 2008, we had the following commitments outstanding:

We committed to provide Alterra $2,500,000 over three years ending December 4, 2009, to invest in leasehold improvements to properties they lease from us.  This investment would be made at a 10% annual return to us.  To date Alterra has not requested any funds under this agreement.

We committed to provide ALC, under certain conditions, up to $5,000,000 per year, throughout the term of the lease, for expansion of the 37 properties they lease from us.  Should we invest such funds, ALC’s minimum rent would increase by an amount equal to (a) 9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage), multiplied by (b) the amounts invested.  To date ALC has not requested any funds under this agreement.  See Note 8. Major Operators for further discussion on ALC’s ownership reorganization.

We committed to provide Preferred Care $3,000,000 for capital improvements on 25 of the skilled nursing properties they lease from us under two master leases.  As of March 31, 2008 we invested $2,974,000 under this agreement.  We also committed to invest up to $6,500,000 on specific projects on three skilled nursing properties they lease from us.  The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including compounded interest during construction for two specific projects or (b) our periodic funding plus the related compounded interest on each advance from the date invested through the end of the month for one specific project.  As of March 31, 2008 we invested $246,000 under this agreement.  These commitments expire on March 31, 2010.

We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property.  The minimum rent will increase by our investment in these capital improvements multiplied by 11%.  As of March 31, 2008 we invested $99,000 under this agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We committed to provide a lessee of two skilled nursing properties with the following:  (i) up to $260,000 to invest in capital improvements to a property they lease from us; (ii) up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the minimum rent will increase by the amount of the capital funding multiplied by 11%.  These commitments expire on November 1, 2008.  As of March 31, 2008, we invested $232,000 under this commitment.

We committed to provide a lessee an accounts receivable financing on three skilled nursing properties.  The loan has a credit limit not to exceed $450,000, and interest rate of 8.75%, and matures on June 30, 2008.  To date, we invested $250,000 under this agreement.  We also committed to provide this lessee $2,000,000 to renovate, equip and reopen an existing closed building as part of a skilled nursing property they lease from us.  The commitment includes interest compounded at 10.25% on each advance made from each disbursement date until the final distribution of the commitment.  The renovation must be completed by July 31, 2008.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10.25%.  As of March 31, 2008 we invested $390,000 under this agreement.  Subsequent to March 31, 2008 we invested an additional $153,000 under this commitment.  We also committed to provide this lessee with $2,000,000 to purchase land, construct and equip a new building which will be a combined skilled nursing and assisted living property.  The commitment includes our expenses and interest which will be compounded at the higher of one year LIBOR plus 5.30% or 10% on each advance made from each disbursement date until the final distribution of the commitment.  Construction must be completed by January 18, 2011.  Upon the earlier of the final distribution of the capital allowance or January 18, 2011, minimum rent shall increase by the total commitment multiplied by the higher of one year LIBOR plus 5.30% or 10%. To date, no funds have been requested under this agreement.

We committed to provide a lessee with $800,000 to invest in capital improvements to five skilled nursing properties they lease from us.  The commitment includes interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment.  The capital improvements must be completed by July 31, 2008.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%.  As of March 31, 2008 we invested $52,000 under this agreement.

 We committed to provide a lessee accounts receivable financing on two skilled nursing properties.  The loan has a credit limit not to exceed $600,000, and interest rate of 10%, and matures on March 25, 2011.  As of March 31, 2008 we funded $500,000 under this agreement.

We committed to provide a borrower $400,000 to invest in capital improvements to the property secured by the loan.  The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate for the existing loan.  The monthly loan payment will increase at each increase to the principal balance.   The commitment expires on January 1, 2009.  To date, no funds have been requested under this agreement.

We committed to provide a borrower $316,000 to invest in capital improvements to the property secured by the loan.  The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate for the existing loan.  The monthly loan payment will increase at each increase to the principal balance.   The commitment expires on February 25, 2009.  As of March 31, 2008, we invested $64,000 under this agreement.  Subsequent to March 31, 2008, we invested an additional $25,000 under this agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We committed to provide a borrower $322,000 to invest in capital improvements to the property secured by the loan.  The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate for the existing loan.  The monthly loan payment will increase at each increase to the principal balance.   The commitment expires on February 25, 2009.  As of March 31, 2008, we invested $42,000 under this agreement.  Subsequent to March 31, 2008, we invested an additional $125,000 under this agreement.

Subsequent to March 31, 2008, we committed to provide a lessee with $50,000 to invest in capital improvements on an assisted living property.  The minimum rent increases by the previous month’s capital funding multiplied by 10%.  The commitment will expire on October15, 2008.  To date, no funds have been requested under this agreement.

Subsequent to March 31, 2008, we committed to provide a lessee accounts receivable financing on a skilled nursing property.  The loan has a credit limit not to exceed $100,000 and interest rate of 10%.  We also committed to provide this lessee $500,000 for specific capital improvements on the same skilled nursing property.   This commitment includes interest compounded at 13% on each advance made from the disbursement date until the final distribution of this commitment.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 13%.  These commitments expire on March 31, 2009.  To date, no funds have been requested under this agreement.

8.              Major Operators

We have three operators, based on properties subject to lease agreements and secured by mortgage loans that represent between 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue and interest income from mortgage loans.

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

Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the twelve months ended December 31, 2007 per the operators’ public filings (in thousands).   Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT	ALC	Brookdale
	(in thousands)	(in thousands)	(in thousands)

Current assets	$316,589	$33,221	$291,835
Non-current assets	1,123,574	443,020	4,519,787
Current liabilities	331,817	59,138	549,767
Non-current liabilities	1,131,924	122,569	2,842,317
Stockholders’ (deficit) equity	(23,578)	294,534	1,419,538

Gross revenue	1,804,449	229,347	1,839,296
Operating expenses	1,716,089	196,765	1,880,503
Income(loss) from continuing operations	75,068	17,179	(161,979)
Net income (loss)	70,381	17,179	(161,979)

Cash provided by operations	115,587	49,112	199,662
Cash used in investing activities	(117,087)	(55,669)	(358,419)
Cash provided by financing activities	19,297	672	191,627

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filing and, therefore, we have not independently verified the accuracy of such information.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.0%, or $63,397,000, of our total assets at March 31, 2008 and 15.5% of rental revenue and interest income from mortgage loans recognized as of March 31, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.9%, or $62,798,000, of our total assets at March 31, 2008 and 14.3% of rental revenue and interest income from mortgage loans recognized as of March 31, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 35 skilled nursing properties with a total of 4,409 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 13.6%, or $71,636,000, of our total assets at March 31, 2008 and 14.3% of rental revenue and interest income from mortgage loans recognized as of March 31, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

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

9.              Transactions with Related Party

We have two related party transactions with Mr. Boyd W. Hendrickson, one of our independent directors.  His interest in these transactions arises indirectly and as a result of serving as Chief Executive Officer of Skilled Healthcare Group, Inc. (or SHG).

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinate Notes with a face rate of 11.0% and an effective yield of 11.1%.  In May 2007, SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest.  At March 31, 2008, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes.  During the three months ended March 31, 2008, we recognized $180,000 of interest income related to the SHG Senior Subordinated Notes.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  In February 2006 we entered into a 15-year master lease agreement with Laurel.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under Laurel’s master lease agreement.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG.  During the three months ended March 31, 2008, SHG paid us $966,000 in rent and we recorded $138,000 of straight-line rental income from SHG.  At March 31, 2008, the straight-line rent receivable from SHG was $1,640,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share
(in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income	$11,158	$12,385
Preferred stock buyback	989	—
Preferred stock dividends	(3,858)	(4,239)
Net income for basic net income per share	8,289	8,146
Effect of dilutive securities:
Convertible preferred stock	38	101
Net income for diluted net income per share	$8,327	$8,247

Shares for basic net income per share	22,862	23,480
Effect of dilutive securities:
Stock options and restricted stock	58	54
Convertible preferred stock	142	381
Shares for diluted net income per share	23,062	23,915

Basic net income per share	$0.36	$0.35
Diluted net income per share	$0.36	$0.35

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc., a self-administered health care real estate investment trust (or REIT), commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of March 31, 2008:

Type of Property	Gross Investments (in thousands)	Percentage of Investments	For the three months ended 3/31/08 Rental Income (in thousands)	For the three months ended 3/31/08 Interest Income (2) (in thousands)	Percentage of Revenues (3)	Number of Properties	Number of Beds/ Units	Investment per Bed/Unit (in thousands)	Number of Operators (1)	Number of States (1)
Assisted Living Properties	$275,313	46.9%	$7,271	$725	46.3%	95	4,490	$61.32	10	22
Skilled Nursing Properties	298,824	50.9%	7,071	1,856	51.6%	109	12,754	$23.43	41	19
Schools	13,020	2.2%	292	77	2.1%	2	N/A	N/A	2	2
Totals	$587,157	100.0%	$14,634	$2,658	100.0%	206	17,244

(1)          We have investments in 29 states leased or mortgaged to 49 different operators.

(2)          Includes Interest Income from Mortgage Loans.

(3)          Includes Rental Income and Interest Income from Mortgage Loans.

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

For the three months ended March 31, 2008, rental income and interest income from mortgage loans represented 82% and 15%, respectively, of total gross revenues.   Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

accordance with SFAS No. 13. “Accounting for Leases.”  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the three months ended March 31, 2008 and 2007, we recorded $1.0 million and $1.2 million, respectively, in straight-line rental income.  Straight-line rent on a same store basis will decrease from $3.6 million for projected annual 2008 to $2.7 million for projected annual 2009 assuming no new leased investments are added to our portfolio.  During the three months ended March 31, 2008 we received $13.8 million of cash rental revenue and recorded $0.2 million of lease inducement cost.  At March 31, 2008 and December 31, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $11.5 million and $10.5 million, respectively.

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

Key Transactions

During the three months ended March 31, 2008, we invested $14.3 million to repurchase a total of 636,300 shares of our Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share.  The Series F preferred stock has a liquidation value of $25.00 per share and a dividend rate of 8.0%.  The discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating net income available to common shareholders.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

	Period Ended
	03/31/08	12/31/07	9/30/07	6/30/07	03/31/07
	(gross investment, in thousands)
Asset mix:
Real property	$495,202	$492,880	$492,844	$491,133	$489,836
Loans receivable	91,955	92,168	86,500	89,401	116,023

Investment mix:
Assisted living properties	$275,313	$274,333	$274,428	$274,454	$274,398
Skilled nursing properties	298,824	297,695	291,896	293,060	318,441
School	13,020	13,020	13,020	13,020	13,020

Operator mix:
Alterra	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc. (1)	93,197	92,042	85,326	84,551	80,910
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	321,716	320,762	321,774	323,739	352,705

Geographic mix:
California	$42,251	$42,490	$42,722	$43,910	$44,170
Florida	47,368	46,385	46,444	46,432	46,181
Ohio	55,121	54,010	53,943	53,685	53,480
Texas	102,245	101,721	95,768	95,871	96,516
Washington	27,504	27,593	27,680	27,764	27,846
Remaining states	312,668	312,849	312,787	312,872	337,666

(1)                      Preferred Care, Inc. leases 25 skilled nursing properties under two master leases, one skilled nursing property under a separate lease agreement and operates nine skilled nursing properties securing seven mortgage loans receivable we have with unrelated third parties and two mortgage loans receivable we have with Preferred Care.

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

	Three Months Ended
	3/31/08		12/31/07		9/30/07		6/30/07		03/31/07
Debt to book capitalization ratio	10.0%		9.8%		9.8%		9.6%		9.6%
Debt to market capitalization ratio	6.2%		6.4%		6.6%		6.6%		6.0%

Interest coverage ratio	13.6	x	13.0	x	13.3	x	14.4	x	13.7	x
Fixed charge coverage ratio	3.2	x	2.9	x	3.0	x	3.2	x	3.1	x

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

Operating Results

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues for the three months ended March 31, 2008 decreased to $17.8 million from $18.7 million for the same period in 2007 primarily due to decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended March 31, 2008 increased $0.2 million from the same period in 2007 primarily as a result of rental increases provided for in existing lease agreements ($0.5 million) partially offset by lower straight-line rental income net of amortization of lease costs ($0.3 million).  Same store cash rental income, properties owned for the three months ended March 31, 2008, and the three months ended March 31, 2007, increased $0.5 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the three months ended March 31, 2008 decreased $0.8 million from the same period in 2007 primarily due to payoffs.

Interest and other income for the three months ended March 31, 2008 decreased $0.3 million from the same period in 2007 primarily due to the early redemption of $3.5 million face value of the Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes in 2007 and lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the three months ended March 31, 2008 was $0.1 million lower than the same period in 2007 due to a decrease in average debt outstanding during the period resulting from the normal amortization of mortgage loans.

Depreciation and amortization expense for the three months ended March 31, 2008 increased $0.2 million from the same period in 2007 due to acquisitions in 2007 and capital improvements to existing properties.

Operating and other expenses were $0.2 million higher in the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to a reduction of our allowance for loan loss reserve in 2007 resulting from payoffs of our mortgage loans.

Minority interest expense was comparable for each of the three month periods ended March 31, 2008 and 2007.  The partial redemption of one of our limited partners, as described in Note 6. Stockholders’ Equity, had an immaterial effect on minority interest expense.

Net income available to common stockholders for the three months ended March 31, 2008 increased $0.1 million from the same period in 2007 due to the changes previously described above and a $0.1 million gain on sale of a vacant parcel of land adjacent to a skilled nursing property, a $1.0 million preferred stock buyback related to the repurchase of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) and a $0.4 million decrease in preferred stock dividends primarily due to the repurchase of our Series F preferred stock.  See Note 6. Stockholders’ Equity for further discussion on the Series F preferred stock buyback.  During the three months ended March 31, 2007, we recognized a $0.1 million gain related to the sale of one closed and previously impaired skilled nursing property.

Liquidity and Capital Resources

At March 31, 2008, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $495.2 million invested primarily in owned long-term care properties and mortgage loans of approximately $92.0 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 109 skilled nursing properties, 95 assisted living properties and two schools.  These properties are located in 29 states.  For the three months ended March 31, 2008, we had net cash provided by operating activities of $13.8 million.

For the three months ended March 31, 2008 we recorded $1.0 million in straight-line rent in accordance with SFAS No. 13. “Accounting for Leases.”  Straight-line rent on a same store basis will decrease from $3.6 million for projected annual 2008 to $2.7 million for projected annual 2009 assuming no new leased investments are added to our portfolio.  During the three months ended March 31, 2008 we received $13.8 million of cash rental revenue and recorded $0.2 million of lease inducement cost.

For the three months ended March 31, 2008, we used $1.7 million of cash in investing activities.  We invested $0.4 million at an average yield of approximately 10% under agreements to expand and renovate 10 properties operated by five different operators.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1.0 million that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2.0 million to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  We also sold for $0.6 million a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party and recognized a gain on sale of $0.1 million.  Additionally, we invested $1.2 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2008, we invested $0.9 million, net of closing fees, in a mortgage loan on an assisted living property with 41 units located in Florida.  This loan has an initial interest rate of 10.5%, increase 0.125% annually, with a 25-year amortization and matures in November 2009.  We also invested $0.1 million under two existing mortgage loans for capital improvements.  Additionally, we received $1.3 million in regularly scheduled principal payments.   During the three months ended March 31, 2008, we invested $0.1 million and received $0.2 million in principal payments on notes receivable.

For the three months ended March 31, 2008, we used $28.8 million of cash in financing activities.  We paid $0.8 million in principal payments on mortgage loans payable.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $0.8 million, $0.1 million and $3.3 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $9.0 million.  In April 2008, we declared a monthly cash dividend of $0.130 per common share per month for the months of April, May and June 2008, payable on April 30, May 30 and June 30, 2008, respectively, to stockholders of record on April 22, May 22 and June 23, 2008, respectively.

In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock.  In January 2008, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.  During the three months ended March 31, 2008, we invested $14.3 million to repurchase a total of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred

Stock,” the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating net income available to common shareholders.  After this purchase, 6,003,700 shares of our Series F preferred stock remained issued and outstanding and we continue to have an open Board authorization to purchase an additional 3,470,621 shares.

During the three months ended March 31, 2008, holders of 91,300 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 182,600 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 141,670 at March 31, 2008.

During the three months ended March 31, 2008, one of our limited partners redeemed portion of its interest in the limited partnership.  In accordance with the limited partnership agreement, we paid $0.5 million for the redemption of 22,000 shares owned by the limited partner.  Since the market value of the common stock converted was greater than the book value of the partnership interests received, we recognized a $0.1 million increase in the basis of the properties underlying the limited partnership interest acquired.  This conversion had an immaterial effect on minority interest expense.  Subsequent to this conversion we have 179,882 shares of our common stock reserved for this partnership agreement.  At March 31, 2008 the carrying value (excluding accrued preferred returns) and the market value of the partnership conversion rights are $3.1 million and $4.6 million, respectively.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties and schools we own or are pledged to us.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term care industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term care industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2008, only $4.7 million of our debt was at a variable interest rate.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rent we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the three months ended March 31, 2008 and 2007, we recorded $1.0 million and $1.2 million, respectively, in straight-line rental income.  At March 31, 2008 and December 31, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $11.5 million and $10.5 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the three months ended March 31, 2008, we did not record an increase or decrease in our allowance for loan loss reserve.  During the three months ended March 31, 2007, we recorded a $0.3 million decrease in our allowance for loan loss reserve resulting from loan payoffs.  At March 31, 2008 and December 31, 2007, the allowance for loan losses balance was $0.9 million and $0.9 million, respectively.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the three months ended March 31, 2008 and 2007, we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the three months ended March 31, 2008 and 2007, we recorded depreciation and amortization expense of $3.7 million and $3.5 million, respectively.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2007.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2008.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). As of the end of the period covered by this report based on such evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Statement Regarding Forward Looking Disclosure

Certain information contained in this quarterly report includes statements that are not purely historical and are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical facts contained in this annual report are forward looking statements.  These forward looking statements involve a number of risks and uncertainties.  All forward looking statements included in this quarterly report are based on information available to us on the date hereof, and we assume no obligation to update such forward looking statements. Although we believe that the assumptions and expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. The actual results achieved by us may differ materially from any forward looking statements due to the risks and uncertainties of such statements.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) purchased and the average prices paid per share for each month in the three months ended March 31, 2008 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2008	500,000	$22.00	500,000	3,606,921
February 1 –February 29, 2008	136,300	$23.90	136,300	3,470,621
March 1 – March 31, 2008	—	$—	—	3,470,621
Total (c)	636,300		636,300

(a)

The average price paid per share reflected in the table does not include any commissions paid by us in connection with the repurchase of stock. Since inception of our existing share repurchase program through March 31, 2008, we had repurchased 893,079 shares of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,768,000 and 636,300 shares of our Series F preferred stock at an average cost of $22.44 per share, including commissions, for an aggregate purchase price including commissions paid of $14,276,000.

(b)

In June 2007, our Board of Directors terminated our prior share repurchase program originally approved on October 30, 2000 and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock on the open market. This authorization does not expire until 5,000,000 shares of our common stock have been repurchased or the Board of Directors terminates its authorization. In January 2008, our Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.

(c)

All shares were repurchased pursuant to our existing share repurchase program. Since inception of our existing share repurchase program through March 31, 2008, we had repurchased 893,079 shares of our common stock at an average price of $20.96 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $18,723,000 and 636,300 shares of our Series F preferred stock at an average price of $22.41 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $14,257,000. We continue to have an open Board authorization to purchase an additional 3,470,621 shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed December 16, 1997)

3.2	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 1996)

3.3	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.’s Current Report on Form 8-K filed December 16, 1997)

3.4

Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.5

Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.6

Articles Supplemental reclassifying 5,000,000 shares of Common Stock into Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed June 27, 2003)

3.7

Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.10 to LTC Properties, Inc.’s Registration Statement on Form S-3, Amendment No. 2 filed August 29, 2003)

3.8

Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Registration Statement on Form 8-K filed September 16, 2003)

3.9

Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed February 19, 2004)

3.10

Articles Supplementary Reclassifying 40,000 Shares of Series D Junior Participating Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2004)

3.11

Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2004)

3.12

Articles of Amendment replacing Section 7.1 regarding authorized shares of stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.’s Form 10-Q for the quarter ended July 31, 2004)

3.13

Articles Supplementary Classifying an Additional 2,640,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.’s Form 10-Q for the quarter ended July 31, 2004)

3.14	Certificate of Correction to Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2004)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: April 30, 2008	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial and Accounting Officer)