Form 10-Q
period 2008-06-30
LTC PROPERTIES INC
filed 2008-07-31
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(Address of principal executive offices, including zip code)

(805) 981-8655

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

The number of shares of common stock outstanding on July 28, 2008 was 23,094,625.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2008

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	June 30, 2008		December 31, 2007
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2008 - $123,045; 2007 - $115,766	$338,430		$342,222
Land	34,639		34,429
Properties held for sale, net of accumulated depreciation and amortization: 2008 - $0; 2007 - $0	—		463
Mortgage loans receivable, net of allowance for loan losses: 2008 - $880; 2007 - $890	90,160		91,278
Real estate investments, net	463,229		468,392
Other Assets:
Cash and cash equivalents	13,909		42,631
Debt issue costs, net	188		326
Interest receivable	2,366		2,553
Prepaid expenses and other assets	21,725	(1)	20,447
Notes receivable	3,337		3,292
Marketable securities	6,466	(2)	6,464
Total Assets	$511,220		$544,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—		$—
Mortgage loans payable	32,432		47,165
Bond payable	4,690		5,130
Accrued interest	257		349
Accrued expenses and other liabilities	5,406		5,381
Distributions payable	3,030		3,406
Total Liabilities	45,815		61,431

Minority interest	3,134		3,518
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2008 – 8,056; 2007 – 8,802	189,901		208,553
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2008 – 23,091; 2007 – 22,872	231		229
Capital in excess of par value	320,611		316,609
Cumulative net income	513,123		490,588
Other	876		956
Cumulative distributions	(562,471)		(537,779)
Total Stockholders’ Equity	462,271		479,156
Total Liabilities and Stockholders’ Equity	$511,220		$544,105

(1)          On June 30, 2008 and December 31, 2007, we had $1,770,000 and $1,502,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          At June 30, 2008 and December 31, 2007, we had a $6,500,000 face value investment in marketable securities issued by a lessee that qualifies as a related party because lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
Revenues:
Rental income	$14,625	(1)	$14,430	$29,259	(1)	$28,815
Interest income from mortgage loans	2,577		3,785	5,235		7,254
Interest and other income	649	(2)	1,578	1,204	(2)	2,453
Total revenues	17,851		19,793	35,698		38,522
Expenses:
Interest expense	1,085		1,235	2,261		2,483
Depreciation and amortization	3,730		3,562	7,422		7,090
Legal expenses	73		116	98		145
Operating and other expenses	1,509		1,938	3,320		3,527
Total expenses	6,397		6,851	13,101		13,245
Income before non-operating income and minority interest	11,454		12,942	22,597		25,277
Minority interest	77		86	154		172
Income from continuing operations	11,377		12,856	22,443		25,105

Discontinued operations:
Loss from discontinued operations	—		(13)	—		(26)
Gain on sale of assets, net	—		—	92		149
Net income from discontinued operations	—		(13)	92		123

Net income	11,377		12,843	22,535		25,228
Preferred stock buyback	—		—	989		—
Preferred stock dividends	(3,847)		(4,234)	(7,705)		(8,473)
Net income available to common stockholders	$7,530		$8,609	$15,819		$16,755

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends and Preferred Stock Buyback:
Basic	$0.33		$0.37	$0.69		$0.71
Diluted	$0.33		$0.36	$0.68		$0.70

Net Income per Common Share from Discontinued Operations:
Basic	$—		$—	$—		$0.01
Diluted	$—		$—	$—		$0.01

Net Income per Common Share Available to Common Stockholders:
Basic	$0.33		$0.37	$0.69		$0.71
Diluted	$0.33		$0.36	$0.69		$0.71

Basic weighted average shares outstanding	22,969		23,529	22,916		23,505

Comprehensive income
Net income	$11,377		$12,843	$22,535		$25,228
Reclassification adjustment	(40)		(406)	(80)		(566)
Total comprehensive income	$11,337		$12,437	$22,455		$24,662

(1)          During the three and six months ended June 30, 2008, we received $974,000 and $1,939,000, respectively, in rental income and recorded $130,000 and $269,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          During the three and six months ended June 30, 2008, we recognized $180,000 and $360,000, respectively, of interest income from our investment in marketable securities issued by a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE:  Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2008		2007
OPERATING ACTIVITIES:
Net income	$22,535		$25,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	7,422		7,090
Depreciation and amortization – discontinuing operations	—		26
Minority interest	154		172
Stock-based compensation expense	617		979
Straight-line rental income	(1,870	)(1)	(2,398)
Other non-cash items, net	273		(1,226)
Gain on sale of real estate investments, net	(92)		(149)
Decrease in accrued interest payable	(92)		(11)
Decrease in interest receivable	67		244
Net change in other assets and liabilities	40		(320)
Net cash provided by operating activities	29,054		29,635

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(3,533)		(2,857)
Proceeds from sale of real estate investments	555		158
Investment in real estate mortgages	(8,135)		—
Principal payments received on mortgage loans receivable	9,508		29,047
Proceeds from redemption of marketable debt securities	—		4,049
Advance under notes receivable	(300)		(40)
Principal payments received on notes receivable	309		870
Net cash (used in) provided by investing activities	(1,596)		31,227

FINANCING ACTIVITIES:
Principal payments on mortgage loans payable and bonds payable	(15,173)		(958)
Preferred stock buyback	(14,276)		—
Redemption of minority interests	(510)		—
Distributions paid to minority interests	(164)		(172)
Distributions paid to stockholders	(26,057)		(26,217)
Other	—		160
Net cash used in financing activities	(56,180)		(27,187)

(Decrease) Increase in cash and cash equivalents	(28,722)		33,675
Cash and cash equivalents, beginning of period	42,631		29,887
Cash and cash equivalents, end of period	$13,909		$63,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,215		$2,371
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	2,745		329

(1) During the three and six months ended June 30, 2008, we recorded $130,000 and $269,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2007 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions.  In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (i.e. asset appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership.  The limited partners are also precluded from transferring their partnership interests without the express permission of the general partner.  However, we can transfer our interest without consultation or permission of the limited partners.

Certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements; however, we believe that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS No. 157).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 14, 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (or SFAS No. 157-1).  SFAS No. 157-1 amends SFAS No. 157, to exclude the FASB issued Statement of Financial Accounting Standards No. 13, “Accounting for Leases” ( or SFAS No. 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141(R), “Business Combinations” (or SFAS No. 141(R)), regardless of whether those assets and liabilities are related to leases.  Adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on our consolidated financial statements.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.              Real Estate Investments

Owned Properties.  At June 30, 2008, we owned properties in 23 states consisting of 62 skilled nursing properties with a total of 7,209 beds, 84 assisted living properties with a total of 3,744 units and one school.  Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years.  Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease:  (i) a specified percentage increase over the prior year, generally between 2.0% and 2.5%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases.  Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities.

During the six months ended June 30, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party.  We received net cash proceeds of $555,000 and recognized a $92,000 gain on sale.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2,000,000 to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  Additionally, during the six months ended June 30, 2008, we invested $1,292,000, at an average yield of approximately 10%, under agreements to expand and renovate 13 existing properties operated by six different operators.  As of June 30, 2008, the total commitment remaining for projects currently under renovation was $2,251,000.  We also invested $1,227,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the six months ended June 30, 2007, we invested $2,590,000 under agreements to expand and renovate 12 properties operated by seven different operators.  Also during the six months ended June 30, 2007 we sold a closed, previously impaired skilled nursing property to a third party for a purchase price of $166,000.  As a result of the sale, we recognized a net gain of $149,000 during the quarter ended June 30, 2007.  Additionally, we invested $267,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental income	$—	$—	$—	$—
Interest and other income	—	—	—	—
Interest expense	—	—	—	—
Depreciation and amortization	—	(13)	—	(26)
Operating and other expenses	—	—	—	—
Income from discontinued operations	$—	$(13)	$—	$(26)

Mortgage Loans.  At June 30, 2008, we had investments in 49 mortgage loans secured by first mortgages on 44 skilled nursing properties with a total of 5,029 beds, 17 assisted living properties with 854 units and one school.  These properties are located in 15 states.  At June 30, 2008, the mortgage loans had interest rates ranging from 7.0% to 13.4% and maturities ranging from 2008 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year or 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended June 30, 2008, we invested $6,754,000, net of closing fees, in a mortgage loan secured by six assisted living properties with 108 units located in Texas.  This loan has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018.  Also, during the three months ended June 30, 2008, we received $6,939,000 plus accrued interest related to the payoff of three mortgage loans secured by three skilled nursing properties.

During the six months ended June 30, 2008, we invested $938,000, net of closing fees, in a mortgage loan secured by an assisted living property with 41 units located in Florida.  This loan has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009.

Additionally, during the six months ended June 30, 2008, we invested $443,000 under two existing mortgage loans for capital improvements. We also received $2,569,000 in regularly scheduled principal payments.

During the six months ended June 30, 2007, we received $26,683,000 plus accrued interest related to the payoff of eight mortgage loans secured by eleven skilled nursing properties.  We also received $2,364,000 in regularly scheduled principal payments.

3.              Notes Receivable

During the six months ended June 30, 2008, we received $309,000 and funded $300,000 in principal payments under various loans and line of credit agreements with certain operators.  At June 30, 2008, we had six loans outstanding with a carrying value of $3,337,000 at a weighted average interest rate of 11.8%.  Subsequent to June 30, 2008, we received $200,000 in principal payments under a line of credit agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.              Marketable Securities

At June 30, 2008, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

During the six months ended June 30, 2007, SHG redeemed $3,500,000 face value of our original $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest.  As a result of this early redemption, we recognized additional interest income of $385,000 during the six months ended June 30, 2007.

We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

During the three months ended June 30, 2008, we paid off a mortgage loan the amount of $14,188,000 secured by four assisted living properties located in Ohio.  The retired debt bore an interest rate of 7.27%.  Also, during the six months ended June 30, 2008, we paid $985,000 in regularly scheduled principal payments.  At June 30, 2008 we had four mortgage loans and a bond payable outstanding with a carrying value of $37,122,000 at a weighted average interest rate of 8.20%

At June 30, 2008, we had no outstanding borrowings under our $90,000,000 Unsecured Revolving Credit Agreement and the full amount was available for borrowing.  During the six months ended June 30, 2008, pricing under the Unsecured Revolving Credit Agreement based on our borrowing election was Prime Rate plus 0.50% or LIBOR plus 1.50%.

Subsequent to June 30, 2008, we amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80,000,000.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120,000,000.  The prior agreement did not have an expansion provision.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The interest rates under the Credit Agreement remain the same as under our prior credit agreement.

6.              Stockholders’ Equity

Preferred Stock.  During the six months ended June 30, 2008 holders of 109,809 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 219,618 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 104,652 at June 30, 2008.  Subsequent to June 30, 2008, holders of 1,700 shares or our Series E preferred stock elected to convert such shares into 3,400 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 101,252 shares.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating net income available to common shareholders.  After this purchase, 6,003,700 shares of our Series F preferred stock remained issued and outstanding.

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

We have one limited partnership and reserved 179,882 shares of our common stock under this partnership agreement.  We consolidate the limited partnership since we exercise control and we carry the minority interest at cost.  The limited partners can exercise their conversion rights and be paid, at our election, in shares of our common stock or for an amount of cash approximating the then current market value of shares of our common stock.  Historically, we have elected to pay cash upon limited partners’ election to exercise their conversion rights. If we elected to issue shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership is reclassified to stockholder’s equity.

During the six months ended June 30, 2008, one of our limited partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership.  In accordance with the limited partnership agreement, we paid $510,000 for the redemption of 22,000 shares owned by the limited partner.  Since the market value of the common stock converted was greater than the book value of the partnership interests received, we recognized a $136,000 increase in the basis of the properties underlying the limited partnership interest acquired.  At June 30, 2008 the carrying value (excluding accrued preferred returns) and the market value of the partnership conversion rights are $3,058,000 and $4,598,000, respectively.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2008				Six months ended June 30, 2007
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$1,636		$1,636		$1,636		$1,636
Series E	65		123		197		203
Series F	6,004		6,322		6,640		6,640
	7,705		8,081		8,473		8,479

Common Stock	17,976	(1)	17,976	(1)	17,738	(2)	17,738	(2)
Total	$25,681	(3)	$26,057	(3)	$26,211	(3)	$26,217	(3)

(1)	Represents $0.130 per share per month for the six months ended June 30, 2008.
(2)	Represents $0.125 per share per month for the six months ended June 30, 2007.
(3)	The difference between declared and paid is the change in distributions payable on the balance sheet at June 30 and December 31.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In July 2008, we declared a monthly cash dividend of $0.130 per common share per month for the months of July, August and September 2008, payable on July 31, August 29 and September 30, 2008, respectively, to stockholders of record on July 23, August 21 and September 22, 2008, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $876,000 and $956,000 at June 30, 2008 and December 31, 2007, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.  See Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the repurchase of the loans underlying our investment in REMIC Certificates.

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

During the three and six months ended June 30, 2008, $35,000 and $71,000, respectively, of compensation expense was recognized related to the vesting of stock options.  During the three and six months ended June 30, 2007, $17,000 and $36,000, respectively, of compensation expense was recognized related to the vesting of stock options.  No stock options were issued during the three and six months ended June 30, 2008.  During the three and six months ended June 30, 2007, 174,500 options to purchase common stock were issued at an exercise price of $23.79 and vest ratably over a three-year period.  Also during the three and six months ended June 30, 2007, 30,000 options to purchase common stock were issued at an exercise price of $23.47 and vest ratably over a three-year period.  At June 30, 2008, the total number of stock options that are scheduled to vest through December 31, 2008, 2009 and 2010 is 0; 68,167 and 68,170, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2011.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2008, 2009 and 2010 is $71,000, $140,000 and $59,000, respectively.

During the three and six months ended June 30, 2008, we recognized $271,000 and $546,000, respectively, of compensation expense related to the vesting of restricted common stock, respectively.  No restricted common stock was granted during the three and six months ended June 30, 2008.  During the three and six months ended June 30, 2007, we recognized $618,000 and $943,000, respectively, of compensation expense related to the vesting of restricted common stock.  During the six months ended June 30, 2007, we granted 40,000 shares of restricted common stock at $25.98 per share, 46,500 shares of restricted common stock at $23.79 per share, and 12,000 shares of restricted common stock at $23.47 per share.  These shares vest ratably over a three-year period.  Also, during the six months ended June 30, 2007, we extended the vesting of 27,120 shares of unvested restricted common stock to align the vesting dates with the 40,000 share grant previously discussed.  The compensation expense recognized related to this vesting modification was immaterial.  Additionally, during the six months ended June 30, 2007, we modified the vesting of 54,960 shares of unvested restricted common stock by accelerating the vesting so that the 54,960 shares vested ratably from March through December 2007.  Prior to this modification the shares were vesting in two traunches ratably over two and three years, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three and six months ended June 30, 2008, we adopted and our shareholders approved The 2008 Equity Participation Plan which replaces The 2004 Restricted Stock Plan, The 2004 Stock Option Plan and The 1998 Equity Participation Plan.  Under The 2008 Equity Participation Plan, 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants.  The terms of the awards granted under The 2008 Equity Participation Plan are set by our compensation committee at its discretion.

7.              Commitments and Contingencies

At June 30, 2008, we had the following commitments outstanding:

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

We committed to provide Preferred Care up to $6,500,000 on specific projects on three skilled nursing properties they lease from us.  The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including compounded interest during construction for two specific projects or (b) our periodic funding plus the related compounded interest on each advance from the date invested through the end of the month for one specific project.  As of June 30, 2008 we invested $271,000 under this agreement.  These commitments expire on March 31, 2010.

We committed to make certain capital improvements to be mutually agreed upon by us and the lessee on a skilled nursing property.  The minimum rent will increase by our investment in these capital improvements multiplied by 11%.  As of June 30, 2008 we invested $99,000 under this agreement.

We committed to provide a lessee of two skilled nursing properties with the following:  (i) up to $260,000 to invest in capital improvements to a property they lease from us; (ii) up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the minimum rent will increase by the amount of the capital funding multiplied by 11%.  These commitments expire on November 1, 2008.  As of June 30, 2008, we invested $300,000 under this commitment.

We committed to provide a lessee an accounts receivable financing on three skilled nursing properties.  The loan has a credit limit not to exceed $450,000, and interest rate of 8.75%, and matures on June 30, 2008.  To date, we invested $250,000 under this agreement.  Subsequent to June 30, 2008, we extended the maturity to June 30, 2009.  We also committed to provide this lessee $2,000,000 to renovate, equip and reopen an existing closed building as part of a skilled nursing property they lease from us.  The commitment includes interest compounded at 10.25% on each advance made from each disbursement date until the final distribution of the commitment.  The renovation must be completed by July 31, 2008.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10.25%.  As of June 30, 2008 we invested $1,118,000 under this agreement.  Additionally, we committed to provide this lessee with $2,000,000 to purchase land, construct and equip a new building which will be

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

a combined skilled nursing and assisted living property.  The commitment includes our expenses and interest which will be compounded at the higher of one year LIBOR plus 5.30% or 10% on each advance made from each disbursement date until the final distribution of the commitment.  Construction must be completed by January 18, 2011.  Upon the earlier of the final distribution of the capital allowance or January 18, 2011, minimum rent shall increase by the total commitment multiplied by the higher of one year LIBOR plus 5.30% or 10%. To date, no funds have been requested under this agreement.

We committed to provide a lessee with $800,000 to invest in capital improvements to five skilled nursing properties they lease from us.  The commitment includes interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment.  The capital improvements must be completed by July 31, 2008.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%.  As of June 30, 2008 we invested $54,000 under this agreement.

 We committed to provide a lessee accounts receivable financing on two skilled nursing properties.  The loan has a credit limit not to exceed $600,000, and interest rate of 10%, and matures on March 25, 2011.  As of June 30, 2008 we funded $500,000 under this agreement.

We committed to provide a lessee accounts receivable financing on a skilled nursing property.  The loan has a credit limit not to exceed $200,000 and interest rate of 10%.  As of June 30, 2008 we invested $200,000 under this agreement.  Subsequent to June 30, 2008 we received $200,000 under this accounts receivable financing.  We also committed to provide this lessee $500,000 for specific capital improvements on the same skilled nursing property.   This commitment includes interest compounded at 13% on each advance made from the disbursement date until the final distribution of this commitment.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 13%.  These commitments expire on March 31, 2009.  To date, no funds have been requested under this agreement.

We committed to provide a lessee with $2,500,000 to invest in capital improvements and expansion of a combined assisted living and skilled nursing property they lease from us.  The commitment includes interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%.  This commitment will expire if the lessee fails to provide a project proposal for approval by December 31, 2008.  Upon approval of the project proposal, this commitment will expire 20 months from the date of approval.  To date, no funds have been requested under this agreement.

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

We committed to provide a borrower $316,000 to invest in capital improvements to the property secured by the loan.  The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate for the existing loan.  The monthly loan payment will increase at each increase to the principal balance.   The commitment expires on February 25, 2009.  As of June 30, 2008, we invested $122,000 under this agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We committed to provide a borrower $322,000 to invest in capital improvements to the property secured by the loan.  The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate for the existing loan.  The monthly loan payment will increase at each increase to the principal balance.   The commitment expires on February 25, 2009.  As of June 30, 2008, we invested $321,000 under this agreement.

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

Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the three months ended March 31, 2008 per the operators’ public filings (in thousands).   Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT (1)	ALC	Brookdale
	(in thousands)	(in thousands)	(in thousands)

Current assets	$337,709	$32,917	$312,354
Non-current assets	1,160,457	433,686	4,501,382
Current liabilities	365,250	59,634	582,969
Non-current liabilities	1,167,446	118,108	2,884,651
Stockholders’ (deficit) equity	(34,530)	288,861	1,346,116

Gross revenue	491,551	60,247	480,648
Operating expenses	478,668	51,809	481,199
Income(loss) from continuing operations	3,858	4,051	(55,093)
Net income (loss)	3,578	4,051	(55,093)

Cash provided by operations	11,969	16,259	40,629
Cash used in investing activities	(11,815)	(3,466)	(56,102)
Cash (used in) provided by financing activities	(16,488)	(12,717)	34,105

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filing and, therefore, we have not independently verified the accuracy of such information.

(1) The numbers show for Extendicare REIT are Canadian dollars and are prepared in accordance with Canadian GAAP.

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.3%, or $62,871,000, of our total assets at June 30, 2008 and 16.4% of rental revenue and interest income from mortgage loans recognized as of June 30, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.2%, or $62,310,000, of our total assets at June 30, 2008 and 15.2% of rental revenue and interest income from mortgage loans recognized as of June 30, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 12.8%, or $65,247,000, of our total assets at June 30, 2008 and 14.9% of rental revenue and interest income from mortgage loans recognized as of June 30, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  In May 2007, SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest.  At June 30, 2008, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes.  During the three and six months ended June 30, 2008, we recognized $180,000 and $360,000, respectively, of interest income related to the SHG Senior Subordinated Notes.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  In February 2006 we entered into a 15-year master lease agreement with Laurel.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under Laurel’s master lease agreement.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG.  During the three and six months ended June 30, 2008, SHG paid us $974,000 and $1,939,000, respectively, in rent and we recorded $130,000 and $269,000, respectively, of straight-line rental income from SHG.  At June 30, 2008, the straight-line rent receivable from SHG was $1,770,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share
(in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$11,377	$12,843	$22,535	$25,228
Preferred stock buyback	—	—	989	—
Preferred stock dividends	(3,847)	(4,234)	(7,705)	(8,473)
Net income for basic net income per share	7,530	8,609	15,819	16,755
Effect of dilutive securities:
Convertible preferred stock	28	96	66	197
Net income for diluted net income per share	$7,558	$8,705	$15,885	$16,952

Shares for basic net income per share	22,969	23,529	22,916	23,505
Effect of dilutive securities:
Stock options and restricted stock	48	72	40	71
Convertible preferred stock	105	361	124	371
Shares for diluted net income per share	23,122	23,962	23,080	23,947

Basic net income per share	$0.33	$0.37	$0.69	$0.71
Diluted net income per share	$0.33	$0.36	$0.69	$0.71

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc., a self-administered health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of June 30, 2008:

Type of Property	Gross Investments (in thousands)	Percentage of Investments	For the six months ended 6/30/08 Rental Income (in thousands)	For the six months ended 6/30/08 Interest Income (2) (in thousands)	Percentage of Revenues (3)	Number of Properties	Number of Beds/ Units	Investment per Bed/Unit (in thousands)	Number of Operators (1)	Number of States (1)
Assisted Living Properties	$282,406	48.1%	$14,541	$1,484	46.5%	101	4,598	$61.42	11	22
Skilled Nursing Properties	291,728	49.7%	14,135	3,598	51.4%	106	12,238	$23.84	40	19
Schools	13,020	2.2%	583	153	2.1%	2	N/A	N/A	2	2
Totals	$587,154	100.0%	$29,259	$5,235	100.0%	209	16,836

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

For the six months ended June 30, 2008, rental income and interest income from mortgage loans represented 82% and 15%, respectively, of total gross revenues.   Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in accordance with SFAS No. 13. “Accounting for Leases.”  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the six months ended June 30, 2008 and 2007, we recorded $1.9 million and $2.4 million, respectively, in straight-line rental income.  Straight-line rent on a same store basis will decrease from $3.6 million for projected annual 2008 to $2.7 million for projected annual 2009 assuming no new leased investments are added to our portfolio.  During the six months ended June 30, 2008 we received $27.7 million of cash rental revenue and recorded $0.3 million of lease inducement cost.  At June 30, 2008 and December 31, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $12.4 million and $10.5 million, respectively.

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

Key Transactions

During the three months ended June 30, 2008, we invested $6.8 million, net of closing fees, in a mortgage loan secured by six assisted living properties with 108 units located in Texas.  This loan has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018.  Subsequent to June 30, 2008, we amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80.0 million.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The prior agreement did not have an expansion provision.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The interest rates under the Credit Agreement remain the same as under our prior credit agreement, Prime Rate plus 0.50% or LIBOR plus 1.50%.

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

	Period Ended
	6/30/08	03/31/08	12/31/07	9/30/07	6/30/07
	(gross investment, in thousands)
Asset mix:
Real property	$496,114	$495,202	$492,880	$492,844	$491,133
Loans receivable	91,040	91,955	92,168	86,500	89,401

Investment mix:
Assisted living properties	$282,406	$275,313	$274,333	$274,428	$274,454
Skilled nursing properties	291,728	298,824	297,695	291,896	293,060
School	13,020	13,020	13,020	13,020	13,020

Operator mix:
Alterra	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc. (1)	87,490	93,197	92,042	85,326	84,551
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	327,420	321,716	320,762	321,774	323,739

Geographic mix:
California (2)	$40,835	$42,251	$42,490	$42,722	$43,910
Colorado (2)	27,581	27,581	27,518	27,459	27,401
Florida	43,975	47,368	46,385	46,444	46,432
Ohio	55,862	55,121	54,010	53,943	53,685
Texas	106,568	102,245	101,721	95,768	95,871
Washington	27,412	27,504	27,593	27,680	27,764
Remaining states	284,921	285,087	285,331	285,328	285,471

(1)                      Preferred Care, Inc. leases 25 skilled nursing properties under two master leases, one skilled nursing property under a separate lease agreement and operates seven skilled nursing properties securing six mortgage loans receivable we have with unrelated third parties and one mortgage loans receivable we have with Preferred Care.

(2)                      Tied for the fifth most concentrated state calculated by number of facilities in each state.

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

	Three Months Ended
	6/30/08		3/31/08		12/31/07		9/30/07		6/30/07
Debt to book capitalization ratio	7.4	(1)%	10.0%		9.8%		9.8%		9.6%
Debt to market capitalization ratio	4.6	(1)%	6.2%		6.4%		6.6%		6.6%

Interest coverage ratio	15.0	x (2)	13.6	x	13.0	x	13.3		14.4	x
Fixed charge coverage ratio	3.3	x (2)	3.2	x	2.9	x	3.0	x	3.2	x

(1)                      Decrease due to repayment of our $14.2 million mortgage loan secured by four assisted living properties located in Ohio.

(2)                      Increase due to decrease in interest expense relating to repayment of our $14.2 million mortgage loan secured by four assisted living properties located in Ohio.

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

Operating Results

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues for the three months ended June 30, 2008 decreased to $17.9 million from $19.8 million for the same period in 2007 primarily due to decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below.  Rental income for the three months ended June 30, 2008 increased $0.2 million from the same period in 2007 primarily as a result of rental increases provided for in existing lease agreements ($0.5 million) partially offset by lower straight-line rental income net of amortization of lease costs ($0.3 million).  Same store cash rental income, properties owned for the three months ended June 30, 2008, and the three months ended June 30, 2007, increased $0.5 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the three months ended June 30, 2008 decreased $1.2 million from the same period in 2007 primarily due to payoffs.

Interest and other income for the three months ended June 30, 2008 decreased $0.9 million from the same period in 2007 primarily due to the early redemption of $3.5 million face value of the Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes in 2007 and lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the three months ended June 30, 2008 was $0.2 million lower than the same period in 2007 due to a decrease in average debt outstanding during the period resulting from the repayment of our $14.2 million mortgage loan and normal amortization of existing mortgage loans.

Depreciation and amortization expense for the three months ended June 30, 2008 increased $0.2 million from the same period in 2007 due to acquisitions in 2007 and 2008 and capital improvements to existing properties.

Operating and other expenses were $0.4 million lower in the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to the acceleration of 54,960 shares of unvested restricted common stock in 2007, as described in Note 6. Stockholders’ Equity.

Minority interest expense was comparable for each of the three month periods ended June 30, 2008 and 2007.  The partial redemption of one of our limited partners, as described in Note 6. Stockholders’ Equity, had an immaterial effect on minority interest expense.

Net income available to common stockholders for the three months ended June 30, 2008 decreased $1.1 million from the same period in 2007 due to the changes previously described above.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues for the six months ended June 30, 2008 decreased to $35.7 million from $38.5 million for the same period in 2007 primarily due to decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below.  Rental income for the six months ended June 30, 2008 increased $0.4 million from the same period in 2007 primarily as a result of rental increases provided for in existing lease agreements ($0.9 million) partially offset by lower straight-line rental income net of amortization of lease costs ($0.5 million).  Same store cash rental income, properties owned for the six months ended June 30, 2008, and the six months ended June 30, 2007, increased $0.9 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the six months ended June 30, 2008 decreased $2.0 million from the same period in 2007 primarily due to payoffs.

Interest and other income for the six months ended June 30, 2008 decreased $1.2 million from the same period in 2007 primarily due to the early redemption of $3.5 million face value of the Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes in 2007 and lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the six months ended June 30, 2008 was $0.2 million lower than the same period in 2007 due to a decrease in average debt outstanding during the period resulting from the repayment of our $14.2 million mortgage loan and normal amortization of existing mortgage loans.

Depreciation and amortization expense for the six months ended June 30, 2008 increased $0.3 million from the same period in 2007 due to acquisitions in 2007 and 2008 and capital improvements to existing properties.

Operating and other expenses were $0.2 million lower in the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to the acceleration of 54,960 shares of unvested restricted common stock in 2007, as described in Note 6. Stockholders’ Equity, partially offset by a reduction of our allowance for loan loss reserve in 2007 resulting from payoffs of our mortgage loans.

Minority interest expense was comparable for each of the six month periods ended June 30, 2008 and 2007.  The partial redemption of one of our limited partners, as described in Note 6. Stockholders’ Equity, had an immaterial effect on minority interest expense.

Net income available to common stockholders for the six months ended June 30, 2008 decreased $0.9 million from the same period in 2007 due to the changes previously described above and a $0.1 million gain on sale of a vacant parcel of land adjacent to a skilled nursing property, a $1.0 million preferred stock buyback related to the repurchase of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) and a $0.8 million decrease in preferred stock dividends primarily due to the repurchase of our Series F preferred stock.  See Note 6. Stockholders’ Equity for further discussion on the Series F preferred stock buyback.  During the six months ended June 30, 2007, we recognized a $0.1 million gain related to the sale of one closed and previously impaired skilled nursing property.

Liquidity and Capital Resources

At June 30, 2008, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $496.1 million invested primarily in owned long-term care properties and mortgage loans of approximately $91.0 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 106 skilled nursing properties, 101 assisted living properties and two schools.  These properties are located in 29 states.  For the six months ended June 30, 2008, we had net cash provided by operating activities of $29.1 million.

For the six months ended June 30, 2008 we recorded $1.9 million in straight-line rent in accordance with SFAS No. 13. “Accounting for Leases.”  Straight-line rent on a same store basis will decrease from $3.6 million for projected annual 2008 to $2.7 million for projected annual 2009 assuming no new leased investments are added to our portfolio.  During the six months ended June 30, 2008 we received $27.7 million of cash rental revenue and recorded $0.3 million of lease inducement cost.

For the six months ended June 30, 2008, we used $1.6 million of cash in investing activities.  We invested $1.3 million, at an average yield of approximately 10%, under agreements to expand and renovate 13 existing properties operated by six different operators.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1.0 million that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2.0 million to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  We also sold for $0.6 million a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party and recognized a gain on sale of $0.1 million.  Additionally, we invested $1.2 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the six months ended June 30, 2008, we invested $7.7 million, net of closing fees, in two mortgage loans secured by seven assisted living properties with 149 units located in Florida and Texas.  One loan has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009.  The other loan has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018.  We also invested $0.4 million under two existing mortgage loans for capital improvements.  Additionally, we received $9.5 million in principal payments on mortgage loans including $6.9 million related to the payoff of three mortgages receivable secured by three skilled nursing properties.   During the six months ended June 30, 2008, we invested $0.3 million and received $0.3 million in principal payments on notes receivable.  Subsequent to June 30, 2008, we received $0.2 million in principal payments on notes receivable.

For the six months ended June 30, 2008, we used $56.2 million of cash in financing activities.  We paid $15.2 million in principal payments on mortgage loans payable including $14.2 million related to the payoff of one mortgage loan payable secured by four assisted living properties located in Ohio.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $1.6 million, $0.1 million and $6.3 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $18.0 million.  In July 2008, we declared a monthly cash dividend of $0.130 per common share per month for the months of July, August and September 2008, payable on July 31, August 29 and September 30, 2008, respectively, to stockholders of record on July 23, August 21 and September 22, 2008, respectively.

In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock.  In January 2008, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.  During the six months ended June 30, 2008, we invested $14.3 million to repurchase a total of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating net income available to common shareholders.  After this purchase, 6,003,700 shares of our Series F preferred stock remained issued and outstanding and we continue to have an open Board authorization to purchase an additional 3,470,621 shares.

During the six months ended June 30, 2008, holders of 109,809 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 219,618 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 104,652 at June 30, 2008.  Subsequent to June 30, 2008, holders of 1,700 shares or our Series E preferred stock elected to convert such shares into 3,400 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 101,252 shares.

During the six months ended June 30, 2008, one of our limited partners redeemed a portion of its interest in the limited partnership.  In accordance with the limited partnership agreement, we paid $0.5 million for the redemption of 22,000 shares owned by the limited partner.  Since the market value of the common stock converted was greater than the book value of the partnership interests received, we recognized a $0.1 million increase in the basis of the properties underlying the limited partnership interest acquired.  This conversion had an immaterial effect on minority interest expense.  Subsequent to this conversion we have 179,882 shares of our common stock reserved for this partnership agreement.  At June 30, 2008 the carrying value (excluding accrued preferred returns) and the market value of the partnership conversion rights are $3.1 million and $4.6 million, respectively.

Subsequent to June 30, 2008, we amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80.0 million.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The prior agreement did not have an expansion provision.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50% which remained the same as under our prior credit agreement.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2008, only $4.7 million of our debt was at a variable interest rate.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rent we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the six months ended June 30, 2008 and 2007, we recorded $1.9 million and $2.4 million, respectively, in straight-line rental income.  At June 30, 2008 and December 31, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $12.4 million and $10.5 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the six months ended June 30, 2008, we recorded a $10,000 decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  During the six months ended June 30, 2007, we recorded a $0.4 million decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  At June 30, 2008 and December 31, 2007, the allowance for loan losses balance was $0.9 million and $0.9 million, respectively.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the three and six months ended June 30, 2008 and 2007, we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the six months ended June 30, 2008 and 2007, we recorded depreciation and amortization expense of $7.4 million and $7.1 million, respectively.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2007.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2008.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) purchased and the average prices paid per share for each month in the six months ended June 30, 2008 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2008	500,000	$22.00	500,000	3,606,921
February 1 –February 29, 2008	136,300	$23.90	136,300	3,470,621
March 1 – June 30, 2008	—	$—	—	3,470,621
Total (c)	636,300		636,300

(a)

The average price paid per share reflected in the table does not include any commissions paid by us in connection with the repurchase of stock. Since inception of our existing share repurchase program through June 30, 2008, we had repurchased 893,079 shares of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,768,000 and 636,300 shares of our Series F preferred stock at an average cost of $22.44 per share, including commissions, for an aggregate purchase price including commissions paid of $14,276,000.

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

(c)

All shares were repurchased pursuant to our existing share repurchase program. Since inception of our existing share repurchase program through June 30, 2008, we had repurchased 893,079 shares of our common stock at an average price of $20.96 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $18,723,000 and 636,300 shares of our Series F preferred stock at an average price of $22.41 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $14,257,000. We continue to have an open Board authorization to purchase an additional 3,470,621 shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 10, 2008 (Annual Meeting) in Westlake Village, California.  At the Annual Meeting, the following matters were considered and voted upon:

Proposal No. 1:  To elect five directors to serve on the Board of Directors for the ensuing year or until the election and qualification of their respective successors.

At the Annual Meeting, Andre C. Dimitriadis, Boyd Hendrickson, Edmund C. King, Wendy Simpson and Timothy J. Triche, M.D. were re-elected as directors to serve for a one-year term until the 2009 Annual Meeting of Stockholders.  Voting at the Annual Meeting for Proposal No. 1 was as follows:

Director Nominee	Votes Cast For	Votes Against
Andre C. Dimitriadis	19,552,000	1,391,073
Boyd W. Hendrickson	14,280,099	6,632,974
Edmund C. King	14,716,159	6,196,914
Wendy L. Simpson	20,417,998	495,075
Timothy J. Triche, M.D.	14,954,239	5,958,834

Proposal No. 2:  To approve The 2008 Equity Participation Plan of LTC Properties, Inc.

At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
15,282,963	1,430,886	52,651	4,146,573

Proposal No. 3:  To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2008.

At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
20,697,146	183,539	31,933	455

Item 5.  Other Information

None

Item 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed December 16, 1997)

3.2	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 1996)

3.3	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.’s Current Report on Form 8-K filed December 16, 1997)

3.4

Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.5

Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

3.6

Articles Supplemental reclassifying 5,000,000 shares of Common Stock into Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Registration Statement on Form S-3 filed June 27, 2003)

3.7

Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.10 to LTC Properties, Inc.’s Registration Statement on Form S-3, Amendment No. 2 filed August 29, 2003)

3.8

Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Registration Statement on Form 8-K filed September 16, 2003)

3.9

Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.’s Current Report on Form 8-K filed February 19, 2004)

3.10

Articles Supplementary Reclassifying 40,000 Shares of Series D Junior Participating Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2004)

3.11

Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2004)

3.12

Articles of Amendment replacing Section 7.1 regarding authorized shares of stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.’s Form 10-Q for the quarter ended July 31, 2004)

3.13

Articles Supplementary Classifying an Additional 2,640,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.’s Form 10-Q for the quarter ended July 31, 2004)

3.14	Certificate of Correction to Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2004)

10.1

Second Amended and Restated Credit Agreement dated July 17, 2008 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch is the Administrative Agent, BMO Capital Markets, is Co-Lead Arranger and Book Manager, Key Bank National Association is Co-Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Form 8-K filed July 18, 2008)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: July 31, 2008	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)