Form 10-Q
period 2008-09-30
LTC PROPERTIES INC
filed 2008-11-05
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

                                                Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

                                                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

                                                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

                                                The number of shares of common stock outstanding on October 31, 2008 was 23,135,945.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2008

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	September 30, 2008		December 31, 2007
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2008 - $126,713; 2007 - $115,766	$336,304		$342,222
Land	34,639		34,429
Properties held for sale, net of accumulated depreciation and amortization: 2008 - $0; 2007 - $0	—		463
Mortgage loans receivable, net of allowance for loan losses: 2008 - $850; 2007 - $890	86,731		91,278
Real estate investments, net	457,674		468,392
Other Assets:
Cash and cash equivalents	16,150		42,631
Debt issue costs, net	926		326
Interest receivable	2,152		2,553
Prepaid expenses and other assets	22,632	(1)	20,447
Notes receivable	2,987		3,292
Marketable securities	6,467	(2)	6,464
Total Assets	$508,988		$544,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$—		$—
Mortgage loans payable	32,251		47,165
Bond payable	4,690		5,130
Accrued interest	249		349
Accrued expenses and other liabilities	4,979		5,381
Distributions payable	3,026		3,406
Total Liabilities	45,195		61,431

Minority interest	3,134		3,518
Stockholders’ equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2008 – 8,049; 2007 – 8,802	189,727		208,553
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2008 – 23,123; 2007 – 22,872	231		229
Capital in excess of par value	321,508		316,609
Cumulative net income	523,751		490,588
Other	771		956
Cumulative distributions	(575,329)		(537,779)
Total Stockholders’ Equity	460,659		479,156
Total Liabilities and Stockholders’ Equity	$508,988		$544,105

(1)        On September 30, 2008 and December 31, 2007, we had $1,903,000 and $1,502,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)        At September 30, 2008 and December 31, 2007, we had a $6,500,000 face value investment in marketable securities issued by a lessee that qualifies as a related party because lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income (1)	$14,080	$14,475	$43,339	$43,290
Interest income from mortgage loans	2,450	2,628	7,685	9,882
Interest and other income (2)	469	1,143	1,673	3,596
Total revenues	16,999	18,246	52,697	56,768
Expenses:
Interest expense	900	1,234	3,161	3,717
Depreciation and amortization	3,745	3,605	11,167	10,696
Legal expenses	37	94	135	239
Operating and other expenses	1,613	1,793	4,933	5,320
Total expenses	6,295	6,726	19,396	19,972
Income before non-operating income and minority interest	10,704	11,520	33,301	36,796
Minority interest	(76)	(86)	(230)	(258)
Income from continuing operations	10,628	11,434	33,071	36,538

Discontinued operations:
Loss from discontinued operations	—	(13)	—	(38)
Gain on sale of assets, net	—	—	92	149
Net (loss) income from discontinued operations	—	(13)	92	111

Net income	10,628	11,421	33,163	36,649
Preferred stock buyback	—	—	989	—
Preferred stock dividends	(3,844)	(4,226)	(11,549)	(12,699)
Net income available to common stockholders	$6,784	$7,195	$22,603	$23,950

Net Income per Common Share from Continuing Operations net of Preferred Stock Dividends and Preferred Stock Buyback:
Basic	$0.29	$0.31	$0.98	$1.02
Diluted	$0.29	$0.31	$0.98	$1.01

Net Income per Common Share from Discontinued Operations:
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01

Net Income per Common Share Available to Common Stockholders:
Basic	$0.29	$0.31	$0.98	$1.02
Diluted	$0.29	$0.31	$0.98	$1.02

Basic weighted average shares outstanding	23,019	23,105	22,950	23,370

Comprehensive income
Net income	$10,628	$11,421	$33,163	$36,649
Reclassification adjustment	(105)	(131)	(185)	(697)
Total comprehensive income	$10,523	$11,290	$32,978	$35,952

(1)         During the three and nine months ended September 30, 2008, we received $986,000 and $2,925,000, respectively, in rental income and recorded $133,000 and $401,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)         During the three and nine months ended September 30, 2008, we recognized $180,000 and $539,000, respectively, of interest income from our investment in marketable securities issued by a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE:  Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$33,163	$36,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing operations	11,167	10,696
Depreciation and amortization – discontinued operations	—	38
Minority interest	230	258
Stock-based compensation expense	923	1,610
Straight-line rental income	(2,617)	(3,560)
Other non-cash items, net	402	(1,252)
Gain on sale of real estate assets, net	(92)	(149)
Decrease in accrued interest payable	(100)	(17)
Decrease in interest receivable	246	640
Net change in other assets and liabilities	(784)	(235)
Net cash provided by operating activities	42,538	44,678

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(5,030)	(4,568)
Proceeds from sale of real estate investments	555	158
Investment in real estate mortgages	(8,135)	—
Principal payments received on mortgage loans receivable	12,927	31,938
Proceeds from redemption of marketable debt securities	—	3,885
Advance under notes receivable	(300)	(40)
Principal payments received on notes receivable	685	1,003
Net cash provided by investing activities	702	32,376

FINANCING ACTIVITIES:
Principal payments on mortgage loans payable and bonds payable	(15,354)	(1,231)
Repurchase of common stock	—	(17,319)
Preferred stock buyback	(14,276)	—
Redemption of minority interests	(510)	—
Distributions paid to minority interests	(240)	(258)
Distributions paid to stockholders	(38,919)	(39,164)
Other	(422)	191
Net cash used in financing activities	(69,721)	(57,781)

(Decrease) Increase in cash and cash equivalents	(26,481)	19,273
Cash and cash equivalents, beginning of period	42,631	29,887
Cash and cash equivalents, end of period	$16,150	$49,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,023	$3,549
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	2,919	705

(1) During the nine months ended September 30, 2008, we recorded $401,000 in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

We have prepared consolidated financial statements included herein without audit (except for the balance sheet at December 31, 2007 which is audited) and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions.  In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (i.e. asset appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership.  The limited partners are also precluded from transferring their partnership interests without the express permission of the general partner.  However, we can transfer our interest without consultation or permission of the limited partners.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements; however, we believe that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards (or SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full year.

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

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (or SFAS No. 160).  SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the controlling interest. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We are currently evaluating the impact of the application of SFAS No.160 on our results of operations and financial position.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.              Real Estate Investments

Owned Properties.  At September 30, 2008, we owned properties in 23 states consisting of 62 skilled nursing properties with a total of 7,209 beds, 84 assisted living properties with a total of 3,744 units and one school.  Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years.  Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease:  (i) a specified percentage increase over the prior year, generally between 2.0% and 2.5%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases.  Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities.

During the nine months ended September 30, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party.  We received net cash proceeds of $555,000 and recognized a $92,000 gain on sale.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2,000,000 to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  Additionally, during the nine months ended September 30, 2008, we invested $2,871,000, at an average yield of approximately 10%, under existing commitment agreements to expand and renovate 14 existing properties operated by six different operators.  As of September 30, 2008, the total commitment remaining for projects currently under renovation was $3,797,000.  We also invested $1,145,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.  See Note 7. Commitments and Contingencies for further discussion about our commitment agreements.

During the nine months ended September 30, 2007, we invested $3,531,000 under agreements to expand and renovate 18 properties operated by eight different operators.  Also during the nine months ended September 30, 2007 we sold a closed, previously impaired skilled nursing property to a third party for a purchase price of $166,000.  As a result of the sale, we received net cash proceeds of $158,000 and recognized a net gain of $149,000 during the nine months ended September 30, 2007.  Additionally, we invested $1,037,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Set forth in the table below are the components of the net income (loss) from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental income	$—	$—	$—	$—
Interest and other income	—	—	—	—
Interest expense	—	—	—	—
Depreciation and amortization	—	(13)	—	(38)
Operating and other expenses	—	—	—	—
Income (loss) from discontinued operations	$—	$(13)	$—	$(38)

Mortgage Loans.  At September 30, 2008, we had investments in 45 mortgage loans secured by first mortgages on 40 skilled nursing properties with a total of 4,777 beds, 17 assisted living properties with 854 units and one school.  These properties are located in 15 states.  At September 30, 2008, the mortgage loans had interest rates ranging from 7.3% to 13.7% and maturities ranging from 2009 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year or 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended September 30, 2008, we received $2,344,000 plus accrued interest related to the payoff of three mortgage loans secured by three skilled nursing properties.

During the nine months ended September 30, 2008, we invested $7,692,000, net of closing fees, in two mortgage loans secured by seven assisted living properties with 41 units located in Florida and with 108 units located in Texas.  One loan has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009.  The other loan has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018.  We also invested $443,000 under two existing mortgage loans for capital improvements at an average rate of 11.15%.

Additionally, during the nine months ended September 30, 2008, we received $9,283,000 plus accrued interest related to the payoff of seven mortgage loans secured by seven skilled nursing properties and received $3,644,000 in regularly scheduled principal payments.  Subsequent to September 30, 2008, we received $2,612,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property.

During the nine months ended September 30, 2007, we received $28,508,000 plus accrued interest related to the payoff of 11mortgage loans secured by 14 skilled nursing properties.  We also received $3,430,000 in regularly scheduled principal payments.

Sunwest Management Inc.  On August 19, 2008 we disclosed in a voluntary Current Report on Form 8-K filed with the Securities and Exchange Commission that we had received letters from companies affiliated with Sunwest Management, Inc. (or “Sunwest”) explaining that Sunwest was experiencing certain negative cash shortfalls which they attributed to properties that had not yet matured in terms of occupancy.  Our relationship with Sunwest is limited to only four properties: two mortgage loans secured by properties in Texas and a master lease covering two properties in California.  We have acted to preserve our investments with respect to Sunwest as described below.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the third quarter of 2008 we did not receive August or September payments on a $1,523,000 loan at an interest rate of 11.15% and secured by a first mortgage on a 165-unit assisted living property in Mesquite, Texas operated by Sunwest.  However, in October we received from non-Sunwest equity investors in this property the payment of all past due interest, property tax impounds, attorney’s fees and a $50,000 replacement reserve.  Interest on the loan, which matures November 19, 2011, represented 1.8% of our interest income from mortgage loans for the quarter ended September 30, 2008.  On October 31, 2008 we completed an assignment and assumption of the loan to an entity formed by the non-Sunwest equity investors.  Sunwest continues to operate the property until the new borrower selects a replacement operator.

During the third quarter of 2008 we did not receive August or September payments on a $4,704,000 loan at an interest rate of 11.15% and secured by a first mortgage on a 140-unit independent living property in Fort Worth, Texas operated by Sunwest.  Accordingly we did not record interest income of $131,000 in the third quarter of 2008 related to this mortgage loan.  Interest on the loan represents 5.0% of our interest income from mortgage loans for the three months ended June 30, 2008.  On October 7, 2008 we acquired the property through foreclosure for $4,704,000, the amount of the debt outstanding.  The property is being operated by a third party operator we selected and we are in the process of entering into a long-term lease with this new operator.  As a result, we expect to receive some amount of rental income to offset, in whole or in part, the interest income we otherwise would have received from Sunwest.  However, we have not reached a definitive agreement yet with the expected new operator as to the lease rate or capital dollars we may need to invest in this property.

During the third quarter of 2008 we did not receive August or September payments on a master lease covering a 109-unit assisted living property in Vacaville, California and a 113-unit assisted living property in Bakersfield, California operated by Sunwest.  The total monthly lease payment under the master lease agreement is approximately $208,000 per month or approximately 4.5% of our current monthly rental income.  Accordingly we did not record rental income of $416,000 and wrote-off $124,000 of straight-line rent receivable in the third quarter of 2008 related to this lease.  Our total gross investment in the properties under the master lease is approximately $26,156,000 or 4.5% of our gross investments in real estate as of September 30, 2008.  As of September 30, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16,142,000 on the master lease properties and secured by the master lease properties.  Specifically, the outstanding principal balance on the Bakersfield property was $8,251,000 at a rate of 8.43% and is due October 1, 2009, and the outstanding principal balance on the Vacaville property was $7,891,000 at a rate of 8.69% and is due August 1, 2010.  The master lease is guaranteed by owners of Sunwest and their respective spouses.  To date, we have not sent a notice of termination of the master lease to Sunwest or its affiliates.  We are in the process of negotiating with another operator to lease these properties.  However, we have not reached a definitive agreement yet with the expected new operator as to the provisions of the master lease.

3.              Notes Receivable

During the nine months ended September 30, 2008, we received $685,000 and funded $300,000 in principal payments under various loans and line of credit agreements with certain operators.  At September 30, 2008, we had six loans outstanding with a carrying value of $2,987,000 at a weighted average interest rate of 11.9%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.              Marketable Securities

At September 30, 2008, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

During the nine months ended September 30, 2007, SHG redeemed $3,500,000 face value of our original $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest.  As a result of this early redemption, we recognized additional interest income of $385,000 during the nine months ended September 30, 2007.

We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

During the nine months ended September 30, 2008, we paid off a mortgage loan in the amount of $14,188,000 secured by four assisted living properties located in Ohio.  The retired debt bore an interest rate of 7.27%.  Also, during the nine months ended September 30, 2008, we paid $1,166,000 in regularly scheduled principal payments.  At September 30, 2008 we had four mortgage loans and a bond payable outstanding with a carrying value of $36,941,000 at a weighted average interest rate of 8.21%.

As of September 30, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16,142,000 secured by a 109-unit assisted living property in Vacaville, California and a 113-unit assisted living property in Bakersfield, California operated under a master lease by Sunwest.  Specifically, the outstanding principal balance on the Bakersfield property was $8,251,000 at a rate of 8.43% and is due October 1, 2009, and the outstanding principal balance on the Vacaville property was $7,891,000 at a rate of 8.69% and is due August 1, 2010.  See Note 2. Real Estate Investments above for further discussion on Sunwest.

During the nine months ended September 30, 2008, we amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80,000,000.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120,000,000.  The prior agreement did not have an expansion provision.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the amended Unsecured Revolving Credit Agreement remains the same as under our prior credit agreement, either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  At September 30, 2008, we had no outstanding borrowings under our Unsecured Revolving Credit Agreement and the full amount was available for borrowing.

6.              Stockholders’ Equity

Preferred Stock.  During the nine months ended September 30, 2008 holders of 116,777 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 233,554 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

preferred stock were 90,716 at September 30, 2008.  Subsequent to September 30, 2008, holders of 6,642 shares or our Series E preferred stock elected to convert such shares into 13,284 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 77,432 shares.

During the nine months ended September 30, 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating net income available to common shareholders.  After this purchase, 6,003,700 shares of our Series F preferred stock remained issued and outstanding.

Common Stock.  During the nine months ended September 30, 2008 a total of 17,500 stock options were exercised at a total option value of $416,000 and a total market value as of the dates of exercise of $519,000.  In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock.  In January 2008, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.  After the Series F preferred stock repurchase, as mentioned above, we continue to have an open Board authorization to purchase an additional 3,470,621 shares.

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

During the nine months ended September 30, 2008, one of our limited partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership.  In accordance with the limited partnership agreement, we paid $510,000 for the redemption of 22,000 shares owned by the limited partner.  Since the market value of the common stock converted was greater than the book value of the partnership interests received, we recognized a $136,000 increase in the basis of the properties underlying the limited partnership interest acquired.  At September 30, 2008 the carrying value (excluding accrued preferred returns) and the market value of the partnership conversion rights are $3,058,000 and $5,274,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$2,454		$2,454		$2,454		$2,454
Series E	89		151		285		300
Series F	9,006		9,324		9,960		9,960
	11,549		11,929		12,699		12,714

Common Stock	26,990	(1)	26,990	(1)	26,450	(2)	26,450	(2)

Total	$38,539	(3)	$38,919	(3)	$39,149	(3)	$39,164	(3)

(1)         Represents $0.130 per share per month for the nine months ended September 30, 2008.

(2)         Represents $0.125 per share per month for the nine months ended September 30, 2007.

(3)         The difference between declared and paid is the change in distributions payable on the balance sheet at September 30 and December 31.

In October 2008, we declared a monthly cash dividend of $0.130 per common share per month for the months of October, November and December 2008, payable on October 31, November 28 and December 31, 2008, respectively, to stockholders of record on October 23, November 20 and December 23, 2008, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $771,000 and $956,000 at September 30, 2008 and December 31, 2007, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.  See Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of the repurchase of the loans underlying our investment in REMIC Certificates.

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

During the three and nine months ended September 30, 2008, $35,000 and $106,000, respectively, of compensation expense was recognized related to the vesting of stock options.  During the three and nine months ended September 30, 2007, $35,000 and $70,000, respectively, of compensation expense was recognized related to the vesting of stock options.  No stock options were issued during the three and nine months ended September 30, 2008.  During the nine months ended September 30, 2007, 174,500 options to purchase common stock were issued at an exercise price of $23.79 and vest ratably over a three-year period.  Also during the nine months ended September 30, 2007, 30,000 options to purchase common stock were issued at an exercise price of $23.47 and vest ratably over a three-year period.  At September 30, 2008, the total number of stock options that are scheduled to vest through December 31, 2008, 2009 and 2010 is 0; 68,167 and 68,170, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2011.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2008, 2009 and 2010 is $35,000, $140,000 and $59,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three and nine months ended September 30, 2008, we recognized $271,000 and $817,000, respectively, of compensation expense related to the vesting of restricted common stock, respectively.  No restricted common stock was granted during the three and nine months ended September 30, 2008.  During the three and nine months ended September 30, 2007, we recognized $596,000 and $1,540,000, respectively, of compensation expense related to the vesting of restricted common stock.  During the nine months ended September 30, 2007, we granted 40,000 shares of restricted common stock at $25.98 per share, 46,500 shares of restricted common stock at $23.79 per share, and 12,000 shares of restricted common stock at $23.47 per share.  These shares vest ratably over a three-year period.  Also, during the nine months ended September 30, 2007, we extended the vesting of 27,120 shares of unvested restricted common stock to align the vesting dates with the 40,000 share grant previously discussed.  The compensation expense recognized related to this vesting modification was immaterial.  Additionally, during the nine months ended September 30, 2007, we modified the vesting of 54,960 shares of unvested restricted common stock by accelerating the vesting so that the 54,960 shares vested ratably from March through December 2007.  Prior to this modification the shares were vesting in two traunches ratably over two and three years, respectively.

During the nine months ended September 30, 2008, we adopted and our shareholders approved The 2008 Equity Participation Plan which replaces The 2004 Restricted Stock Plan, The 2004 Stock Option Plan and The 1998 Equity Participation Plan.  Under The 2008 Equity Participation Plan, 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants.  The terms of the awards granted under The 2008 Equity Participation Plan are set by our compensation committee at its discretion.

7.              Commitments and Contingencies

At September 30, 2008, we had the following commitments outstanding:

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

We committed to provide Preferred Care up to $6,500,000 on specific projects on three skilled nursing properties they lease from us.  The minimum rent will increase for each specific project by an amount equal to 11% of either (a) our final funding including compounded interest during construction for two specific projects or (b) our periodic funding plus the related compounded interest on each advance from the date invested through the end of the month for one specific project.  As of September 30, 2008 we invested $273,000 under this agreement.  These commitments expire on March 31, 2010.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We committed to provide a lessee of two skilled nursing properties with the following:  (i) up to $260,000 to invest in capital improvements to a property they lease from us; (ii) up to $735,000 to invest in capital improvements on two properties they lease from us, however, under this commitment, the minimum rent will increase by the amount of the capital funding multiplied by 11%.  These commitments expired on November 1, 2008.  As of September 30, 2008, we invested $300,000 under this commitment.

We committed to provide a lessee an accounts receivable financing on three skilled nursing properties.  The loan has a credit limit not to exceed $450,000, and interest rate of 8.75%, and matures on June 30, 2009.  As of September 30, 2008 we funded $250,000 under this commitment.  We also committed to provide this lessee with $2,000,000 to purchase land, construct and equip a new building which will be a combined skilled nursing and assisted living property.  The commitment includes our expenses and interest which will be compounded at the higher of one year LIBOR plus 5.30% or 10% on each advance made from each disbursement date until the final distribution of the commitment.  Construction must be completed by January 18, 2011.  Upon the earlier of the final distribution of the capital allowance or January 18, 2011, minimum rent shall increase by the total commitment multiplied by the higher of one year LIBOR plus 5.30% or 10%. To date, no funds have been requested under this agreement.

We committed to provide a lessee accounts receivable financing on two skilled nursing properties.  The loan has a credit limit not to exceed $600,000, and interest rate of 10%, and matures on March 25, 2011.  As of September 30, 2008 we funded $500,000 under this agreement.

We committed to provide a lessee accounts receivable financing on a skilled nursing property.  The loan has a credit limit not to exceed $200,000 and interest rate of 10%.  As of September 30, 2008 no funds were drawn under this agreement.  We also committed to provide this lessee $650,000 for specific capital improvements on the same skilled nursing property.   This commitment includes interest compounded at 13% on each advance made from the disbursement date until the final distribution of this commitment.  Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 13%.  These commitments expire on March 31, 2009.  To date, we invested $14,000 under this agreement.

We committed to provide a lessee with $2,500,000 to invest in capital improvements and expansion of a combined assisted living and skilled nursing property they lease from us.  The commitment includes interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment.  Upon final distribution of the capital allowance, minimum rent increases by the total commitment multiplied by 10%.  This commitment will expire June 16, 2010.  To date, no funds have been requested under this agreement.

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

Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the six months ended June 30, 2008 per the operators’ public filings (in thousands).   Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT (1)	ALC	Brookdale
	(in thousands)	(in thousands)	(in thousands)

Current assets	$415,654	$32,275	$257,309
Non-current assets	1,153,325	434,847	4,484,219
Current liabilities	287,903	49,399	830,501
Non-current liabilities	1,290,684	136,068	2,605,344
Stockholders’ (deficit) equity	(9,608)	281,655	1,305,683

Gross revenue	984,949	118,101	958,849
Operating expenses	963,791	101,176	964,097
Income (loss) from continuing operations	12,903	8,327	(58,578)
Net income (loss)	14,255	8,327	(58,578)

Cash provided by operations	18,667	31,469	76,724
Cash used in investing activities	(25,994)	(12,088)	(51,514)
Cash provided by (used in) financing activities	79,045	(18,515)	(65,672)

    * The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filing and, therefore, we have not independently verified the accuracy of such information.

(1) The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.2%, or $62,345,000, of our total assets at September 30, 2008 and 16.6% of rental revenue and interest income from mortgage loans recognized as of September 30, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

Alterra, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.1%, or $61,822,000, of our total assets at September 30, 2008 and 15.4% of rental revenue and interest income from mortgage loans recognized as of September 30, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 12.6%, or $64,356,000, of our total assets at September 30, 2008 and 14.8% of rental revenue and interest income from mortgage loans recognized as of September 30, 2008 excluding the effect of straight-line rent and effective interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  In May 2007, SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest.  At September 30, 2008, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes.  During the three and nine months ended September 30, 2008, we recognized $180,000 and $539,000, respectively, of interest income related to the SHG Senior Subordinated Notes.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  In February 2006 we entered into a 15-year master lease agreement with Laurel.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under Laurel’s master lease agreement.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG.  During the three and nine months ended September 30, 2008, SHG paid us $986,000 and $2,925,000, respectively, in rent and we recorded $133,000 and $401,000, respectively, of straight-line rental income from SHG.  At September 30, 2008, the straight-line rent receivable from SHG was $1,903,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share

(in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$10,628	$11,421	$33,163	$36,649
Preferred stock buyback	—	—	989	—
Preferred stock dividends	(3,844)	(4,226)	(11,549)	(12,699)
Net income for basic net income per share	6,784	7,195	22,603	23,950
Effect of dilutive securities:
Convertible preferred stock	24	88	90	285
Net income for diluted net income per share	$6,808	$7,283	$22,693	$24,235

Shares for basic net income per share	23,019	23,105	22,950	23,370
Effect of dilutive securities:
Stock options and restricted stock	54	114	42	64
Convertible preferred stock	91	331	113	358
Shares for diluted net income per share	23,164	23,550	23,105	23,792

Basic net income per share	$0.29	$0.31	$0.98	$1.02
Diluted net income per share	$0.29	$0.31	$0.98	$1.02

Item 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

LTC Properties, Inc., a self-administered health care real estate investment trust (or REIT) commenced operations in 1992.  We invest primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments.  The following table summarizes our portfolio as of September 30, 2008:

Type of Property	Gross Investments (in thousands)	Percentage of Investments	For the Nine Months Ended 9/30/08 Rental Income (in thousands)	For the Nine Months Ended 9/30/08 Interest Income (2) (in thousands)	Percentage of Revenues (3)	Number of Properties	Number of Beds/ Units	Investment per Bed/Unit (in thousands)	Number of Operators (1)	Number of States (1)
Assisted Living Properties	$282,304	48.2%	$21,261	$2,276	46.1%	101	4,598	$61.40	11	22
Skilled Nursing Properties	289,913	49.6%	21,203	5,179	51.7%	102	11,986	24.19	37	19
Schools	13,020	2.2%	875	230	2.2%	2	N/A	N/A	2	2
Totals	$585,237	100.0%	$43,339	$7,685	100.0%	205	16,584

(1)          We have investments in 29 states leased or mortgaged to 46 different operators.

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

For the nine months ended September 30, 2008, rental income and interest income from mortgage loans represented 82% and 15%, respectively, of total gross revenues.   Our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in accordance with SFAS No. 13. “Accounting for Leases.”  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the nine months ended September 30, 2008 and 2007, we recorded $2.6 million and $3.6 million, respectively, in straight-line rental income.  We currently expect that straight-line rent on a same store basis will decrease from $3.5 million for projected annual 2008 to $2.8 million for projected annual 2009 assuming no new leased investments are added to our portfolio.  During the nine months ended September 30, 2008 we received $41.2 million of cash rental revenue and recorded $0.5 million of lease inducement cost.  At September 30, 2008 and December 31, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $13.2 million and $10.5 million, respectively.

Economic Climate

Through the third quarter of 2008, the U.S has experienced challenging financial markets, tighter credit conditions, and slower growth.  For the nine months ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, declining business and consumer confidence, and a weakened real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy.  As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our operators.

We believe our business model has enabled and will continue to allow us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators.  Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

At September 30, 2008, we had $16.2 million of cash on hand.  Subsequent to September 30, 2008 we received $2.6 million in early payment on a loan due in 2018 and received notice of prepayment to be received in November 2008 of a $2.4 million loan also due in 2018.  In calendar year 2009, we have debt maturities of $8.1 million due in October 2009 at an interest rate of 8.43% and $15.8 million due in December 2009 at an interest rate of 8.81%.  The October maturity may be paid 90 days early and the December maturity may be paid six months early.  In calendar year 2009, we have mortgage receivables of $7.6 million maturing in November.  Additionally, we have an undrawn $80.0 million Unsecured Revolving Credit Agreement with no schedule maturities other than the maturity date of July 17, 2011.

As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

                                                During the three months ended September 30, 2008, we invested $1.6 million, at an average yield of 10.3%, under agreements to expand and renovate eight properties operated by four operators.  We also amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80.0 million.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The prior agreement did not have an expansion provision.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the amended Unsecured Revolving Credit Agreement remains the same as under our prior credit agreement, either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

Sunwest Management Inc.  On August 19, 2008 we disclosed in a voluntary Current Report on Form 8-K filed with the Securities and Exchange Commission that we had received letters from companies affiliated with Sunwest Management, Inc. (or “Sunwest”) explaining that Sunwest was experiencing certain negative cash shortfalls which they attributed to properties that had not yet matured in terms of occupancy.  Our relationship with Sunwest is limited to only four properties: two mortgage loans secured by properties in Texas and a master lease covering two properties in California.  We have acted to preserve our investments with respect to Sunwest as described below.

During the third quarter of 2008 we did not receive August or September payments on a $1.5 million loan at an interest rate of 11.15% and secured by a first mortgage on a 165-unit assisted living property in Mesquite, Texas operated by Sunwest.  However, in October we received from non-Sunwest equity investors in this property the payment of all past due interest, property tax impounds, attorney’s fees and a $0.1 million replacement reserve.  Interest on the loan, which matures November 19, 2011, represented 1.8% of our interest income from mortgage loans for the quarter ended September 30, 2008.  On October 31, 2008 we completed an assignment and assumption of the loan to an entity formed by the non-Sunwest equity investors.  Sunwest continues to operate the property until the new borrower selects a replacement operator.

During the third quarter of 2008 we did not receive August or September payments on a $4.7 million loan at an interest rate of 11.15% and secured by a first mortgage on a 140-unit independent living property in Fort Worth, Texas operated by Sunwest.  Accordingly we did not record interest income of $0.1 million in the third quarter of 2008 related to this mortgage loan.  Interest on the loan represents 5.0% of our interest income from mortgage loans for the three months ended June 30, 2008.  On October 7, 2008 we acquired the property through foreclosure for $4.7 million, the amount of the debt outstanding.  The property is being operated by a third party operator we selected and we are in the process of entering into a long-term lease with this new operator.  As a result, we expect to receive some amount of rental income to offset, in whole or in part, the interest income we otherwise would have received from Sunwest.  However, we have not reached a definitive agreement yet with the expected new operator as to the lease rate or capital dollars we may need to invest in this property.

During the third quarter of 2008 we did not receive August or September payments on a master lease covering a 109-unit assisted living property in Vacaville, California and a 113-unit assisted living property in Bakersfield, California operated by Sunwest.  The total monthly lease payment under the master lease agreement is approximately $0.2 million per month or approximately 4.5% of our current monthly rental income.  Accordingly we did not record rental income of $0.4 million and wrote-off $0.1 million of straight-line rent receivable in the third quarter of 2008 related to this lease.  Our total gross investment in the properties under the master lease is approximately $26.2 million or 4.5% of our gross investments in real estate as of September 30, 2008.  As of September 30, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16.1 million on the master lease properties and secured by the master lease properties.  Specifically, the outstanding principal balance on the Bakersfield property was $8.2 million at a rate of 8.43% and is due October 1, 2009, and the outstanding principal balance on the Vacaville property was $7.9 million at a rate of 8.69% and is due August 1, 2010.  The master lease is guaranteed by owners of Sunwest and their respective spouses.  To date, we have not sent a notice of termination of the master lease to Sunwest or its affiliates.  We are in the process of negotiating with another operator to lease these properties.  However, we have not reached a definitive agreement yet with the expected new operator as to the provisions of the master lease.

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

	Period Ended
	9/30/08	6/30/08	3/31/08	12/31/07	9/30/07
	(gross investment, in thousands)
Asset mix:
Real property	$497,656	$496,114	$495,202	$492,880	$492,844
Loans receivable	87,581	91,040	91,955	92,168	86,500

Investment mix:
Assisted living properties	$282,304	$282,406	$275,313	$274,333	$274,428
Skilled nursing properties	289,913	291,728	298,824	297,695	291,896
Schools	13,020	13,020	13,020	13,020	13,020

Operator mix:
Alterra	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc. (1)	87,281	87,490	93,197	92,042	85,326
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	325,712	327,420	321,716	320,762	321,774

Geographic mix:
Colorado	$27,581	$27,581	$27,581	$27,518	$27,459
Florida	43,930	43,975	47,368	46,385	46,444
Ohio	56,804	55,862	55,121	54,010	53,943
Texas	104,637	106,568	102,245	101,721	95,768
Washington	27,376	27,412	27,504	27,593	27,680
Remaining states	324,909	325,756	327,338	327,821	328,050

(1)       Preferred Care, Inc. leases 25 skilled nursing properties under two master leases, one skilled nursing property under a separate lease agreement and operates seven skilled nursing properties securing six mortgage loans receivable we have with unrelated third parties and one mortgage loans receivable we have with Preferred Care.  They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

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

	Three Months Ended
	9/30/08		6/30/08		3/31/08		12/31/07		9/30/07
Debt to book capitalization ratio	7.4%		7.4	%(1)	10.0%		9.8%		9.8%
Debt to market capitalization ratio	4.2%		4.6	%(1)	6.2%		6.4%		6.6%

Interest coverage ratio	17.1	x(2)	15.0	x(2)	13.6	x	13.0	x	13.3	x
Fixed charge coverage ratio	3.2	x	3.3	x	3.2	x	2.9	x	3.0	x

(1)                     Decrease due to repayment of a $14.2 million mortgage loan secured by four assisted living properties located in Ohio.

(2)                     Increase primarily due to decrease in interest expense relating to repayment of a $14.2 million mortgage loan secured by four assisted living properties located in Ohio

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations.  This may be a result of various factors, including, but not limited to

•                  The status of the economy;

•                  The status of capital markets, including prevailing interest rates and availability of capital;

•                  Compliance with and changes to regulations and payment policies within the health care industry;

•                  Changes in financing terms;

•                  Competition within the health care and senior housing industries; and

•                  Changes in federal, state and local legislation.

Management regularly monitors the economic and other factors listed above.  We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  Changes in capital markets environment may impact the availability of cost-effective capital.  See Business above for further discussion.

Operating Results

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues for the three months ended September 30, 2008 decreased to $17.0 million from $18.2 million for the same period in 2007 primarily due to decreases resulting from Sunwest non-payment of rental and interest income, decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below.  See Key Transactions above for further discussion on Sunwest non-payment of rental income and interest income.  Rental income for the three months ended September 30, 2008 decreased $0.4 million from the same period in 2007 primarily as a result of rental decreases resulting from Sunwest non-payment of rental income ($0.4 million) and lower straight-line rental income net of amortization of lease costs ($0.4 million), partially offset by increases provided for in existing lease agreements ($0.4 million).  Same store cash rental income, properties owned for the three months ended September 30, 2008, and the three months ended September 30, 2007, increased $0.4 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the three months ended September 30, 2008 decreased $0.2 million from the same period in 2007 primarily due to payoffs and Sunwest non-payment of interest income, as described in Key Transactions above.

Interest and other income for the three months ended September 30, 2008 decreased $0.7 million from the same period in 2007 primarily due to lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the three months ended September 30, 2008 was $0.3 million lower than the same period in 2007 due to a decrease in average debt outstanding during the period resulting from the repayment of a $14.2 million mortgage loan and normal amortization of existing mortgage loans.

Depreciation and amortization expense for the three months ended September 30, 2008 increased $0.1 million from the same period in 2007 due to acquisitions in 2007 and 2008 and capital improvements to existing properties.

Operating and other expenses were $0.2 million lower in the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to a decrease in restricted stock vesting, as described in Item 1. FINANCIAL STATEMENTS—Note 6. Stockholders’ Equity.

Minority interest expense was comparable for each of the three month periods ended September 30, 2008 and 2007.  The partial redemption of one of our limited partners, as described in Item 1. FINANCIAL STATEMENTS—Note 6. Stockholders’ Equity, had an immaterial effect on minority interest expense.

Net income available to common stockholders for the three months ended September 30, 2008 decreased $0.4 million from the same period in 2007 due to the changes previously described above and a $0.4 million decrease in preferred stock dividends primarily due to the repurchase of our Series F preferred stock.  See Item 1. FINANCIAL STATEMENTS—Note 6. Stockholders’ Equity for further discussion on the Series F preferred stock buyback.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues for the nine months ended September 30, 2008 decreased to $52.7 million from $56.8 million for the same period in 2007 primarily due to decreases resulting from Sunwest non-payment of rental and interest income, decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below.  See Key Transactions above for further discussion on Sunwest non-payment of rental and interest income.  Rental income for the nine months ended September 30, 2008 increased $0.1 million from the same period in 2007 primarily as a result of rental increases provided for in existing lease agreements ($1.4 million) partially offset by decreases resulting from Sunwest non-payment of rental income ($0.4 million) and lower straight-line rental income net of amortization of lease costs ($0.9 million).  Same store cash rental income, properties owned for the nine months ended September 30, 2008, and the nine months ended September 30, 2007, increased $1.4 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the nine months ended September 30, 2008 decreased $2.2 million from the same period in 2007 primarily due to mortgage payoffs and Sunwest non-payment of interest income, as described in Key Transactions above.

Interest and other income for the nine months ended September 30, 2008 decreased $1.9 million from the same period in 2007 primarily due to the early redemption of $3.5 million face value of the Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes in 2007 and lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the nine months ended September 30, 2008 was $0.6 million lower than the same period in 2007 due to a decrease in average debt outstanding during the period resulting from the repayment of a $14.2 million mortgage loan and normal amortization of existing mortgage loans.

Depreciation and amortization expense for the nine months ended September 30, 2008 increased $0.5 million from the same period in 2007 due to acquisitions in 2007 and 2008 and capital improvements to existing properties.

Operating and other expenses were $0.4 million lower in the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to a decrease in restricted stock vesting, as described in Item 1. FINANCIAL STATEMENTS—Note 6. Stockholders’ Equity, partially offset by a reduction of our allowance for loan loss reserve resulting from payoffs of mortgage loans.

Minority interest expense was comparable for each of the nine month periods ended September 30, 2008 and 2007.  The partial redemption of one of our limited partners, as described in Item 1. FINANCIAL STATEMENTS—Note 6. Stockholders’ Equity, had an immaterial effect on minority interest expense.

Net income available to common stockholders for the nine months ended September 30, 2008 decreased $1.3 million from the same period in 2007 due to the changes previously described above and offset by a $0.1 million gain on sale of a vacant parcel of land adjacent to a skilled nursing property, a $1.0 million preferred stock buyback related to the repurchase of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) and a $1.2 million decrease in preferred stock dividends primarily due to the repurchase of our Series F preferred stock.  See Item 1. FINANCIAL STATEMENTS—Note 6. Stockholders’ Equity for further discussion on the Series F preferred stock buyback.  During the nine months ended September 30, 2007, we recognized a $0.1 million gain related to the sale of one closed and previously impaired skilled nursing property.

Liquidity and Capital Resources

At September 30, 2008, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $497.7 million invested primarily in owned long-term care properties and mortgage loans of approximately $87.6 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 102 skilled nursing properties, 101 assisted living properties and two schools.  These properties are located in 29 states.  For the nine months ended September 30, 2008, we had net cash provided by operating activities of $42.5 million.

For the nine months ended September 30, 2008 we recorded $2.6 million in straight-line rent in accordance with SFAS No. 13. “Accounting for Leases.”  We currently expect that straight-line rent on a same store basis will decrease from $3.5 million for projected annual 2008 to $2.8 million for projected annual 2009 assuming no new leased investments are added to our portfolio.  During the nine months ended September 30, 2008 we received $41.2 million of cash rental revenue and recorded $0.5 million of lease inducement cost.

For the nine months ended September 30, 2008, we received $0.7 million of cash from investing activities.  We invested $2.9 million, at an average yield of approximately 10%, under agreements to expand and renovate 14 existing properties operated by six different operators.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1.0 million that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2.0 million to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  We also sold for $0.6 million a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party and recognized a gain on sale of $0.1 million.  Additionally, we invested $1.2 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2008, we invested $7.7 million, net of closing fees, in two mortgage loans secured by seven assisted living properties with 149 units located in Florida and Texas.  One loan has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009.  The other loan has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018.  We also invested $0.4 million under two existing mortgage loans for capital improvements.  Additionally, we received $12.9 million in principal payments on mortgage loans including $9.3 million related to the payoff of six mortgages receivable secured by six skilled nursing properties.   Subsequent to September 30, 2008, we received $2.6 million plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property.  During the nine months ended September 30, 2008, we invested $0.3 million and received $0.7 million in principal payments on notes receivable.

For the nine months ended September 30, 2008, we used $69.7 million of cash in financing activities.  We paid $15.4 million in principal payments on mortgage loans payable including $14.2 million related to the payoff of one mortgage loan payable secured by four assisted living properties located in Ohio.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $2.5 million, $0.1 million and $9.3 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $27.0 million.  In October 2008, we declared a monthly cash dividend of $0.130 per common share per month for the months of October, November and December 2008, payable on October 31, November 28 and December 31, 2008, respectively, to stockholders of record on October 23, November 20 and December 23, 2008, respectively.

In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock.  In January 2008, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.  During the nine months ended September 30, 2008, we invested $14.3 million to repurchase a total of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating net income available to common shareholders.  After this purchase, 6,003,700 shares of our Series F preferred stock remained issued and outstanding and we continue to have an open Board authorization to purchase an additional 3,470,621 shares.

During the nine months ended September 30, 2008, holders of 116,777 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 233,554 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 90,716 at September 30, 2008.  Subsequent to September 30, 2008, holders of 6,642 shares or our Series E preferred stock elected to convert such shares into 13,284 shares of our common stock.  After these conversions, total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 77,432 shares.

During the nine months ended September 30, 2008, one of our limited partners redeemed a portion of its interest in the limited partnership.  In accordance with the limited partnership agreement, we paid $0.5 million for the redemption of 22,000 shares owned by the limited partner.  Since the market value of the common stock converted was greater than the book value of the partnership interests received, we recognized a $0.1 million increase in the basis of the properties underlying the limited partnership interest acquired.  This conversion had an immaterial effect on minority interest expense.  Subsequent to this conversion we have 179,882 shares of our common stock reserved for this partnership agreement.  At September 30, 2008 the carrying value (excluding accrued preferred returns) and the market value of the partnership conversion rights are $3.1 million and $5.3 million, respectively.

During the nine months ended September 30, 2008, we amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80.0 million.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The prior agreement did not have an expansion provision.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50% which remained the same as under our prior credit agreement.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2008, only $4.7 million of our debt was at a variable interest rate.

At September 30, 2008, we had $16.2 million of cash on hand.  Subsequent to September 30, 2008 we received $2.6 million in early payment on a loan due in 2018 and received notice of prepayment to be received in November 2008 of a $2.4 million loan also due in 2018.  In calendar year 2009, we have debt maturities of $8.1 million due in October 2009 at an interest rate of 8.43% and $15.8 million due in December 2009 at an interest rate of 8.81%.  The October maturity may be paid 90 days early and the December maturity may be paid six months early.  In calendar year 2009, we have mortgage receivables of $7.6 million maturing in November.  Additionally, we have an undrawn $80.0 million Unsecured Revolving

Credit Agreement with no schedule maturities other than the maturity date of July 17, 2011.  We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, and our current Unsecured Revolving Credit Agreement borrowing capacity are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  The current turmoil in the debt and equity markets preclude us from, at this time, being able to determine if there is availability of cost-effective capital for significant additional capital investments for the remainder of 2008 and possibly calendar 2009.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rent we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the nine months ended September 30, 2008 and 2007, we recorded $2.6 million and $3.6 million, respectively, in straight-line rental income.  At September 30, 2008 and December 31, 2007, the straight-line rent receivable balance recorded under the caption “Prepaid Expenses and Other Assets” on the balance sheet was $13.2 million and $10.5 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the nine months ended September 30, 2008, we recorded a $40,000 decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  During the nine months ended September 30, 2007, we recorded a $0.4 million decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  At September 30, 2008 and December 31, 2007, the allowance for loan losses balance was $0.9 million and $0.9 million, respectively.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the three and nine months ended September 30, 2008 and 2007, we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the nine months ended September 30, 2008 and 2007, we recorded depreciation and amortization expense of $11.2 million and $10.7 million, respectively.

For further discussion of our critical accounting policies, see our Annual Report filed on Form 10-K for the year ended December 31, 2007.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2008.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we did not repurchase any of our outstanding common stock or preferred securities.

Since inception of our existing share repurchase program and pursuant to the program, we have repurchased 893,079 shares of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,768,000 and 636,300 shares of our Series F preferred stock at an average cost of $22.44 per share, including commissions, for an aggregate purchase price including commissions paid of $14,276,000.

Our Board of Directors established the existing share repurchase program in June 2007 and authorized us to repurchase up to 5,000,000 shares of our common stock on the open market.  This authorization does not expire until 5,000,000 shares of our common stock have been repurchased or the Board of Directors terminates its authorization.  In January 2008, our Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.

        We continue to have authorization to purchase an additional 3,470,621 shares of common stock or preferred securities.

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

LTC PROPERTIES, INC.
Registrant

Dated: November 5, 2008	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial and Accounting Officer)