Form 10-K
period 2008-12-31
LTC PROPERTIES INC
filed 2009-02-25
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $481,089.000 as of June 30, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter). For purposes of this calculation, shares of common stock held by officers and directors of the registrant and shares of common stock held by persons who hold more than 5% of the outstanding common stock of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of common stock outstanding as of February 18, 2009 was 23,137,745.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENTS

        This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates," or the negative of those words or similar words. Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets including prevailing interest rates, compliance with and changes to regulations and payment policies within the health care industry, changes in financing terms, competition within the health care and senior housing industries, and changes in federal, state and local legislation. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under "Risk Factors" contained in this annual report and in other information contained in this annual report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Owned Properties.    As of December 31, 2008, our investment in 23 states are in owned properties consisting of 62 skilled nursing properties with a total of 7,209 beds, 85 assisted living properties with a total of 3,884 units and one school, representing in aggregate a gross investment of approximately $502.6 million. Here and throughout this Form 10-K wherever we provide details of our properties' bed/unit count the number of beds/units applies to skilled nursing properties and assisted living residences only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the lessee/borrower to preserve the value of the property/collateral. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following operators accounted for more than 10% of our 2008 cash rental revenue:

Lessee	Percent of Rental Revenue
Extendicare REIT and ALC	19.6%
Alterra Healthcare Corporation(1)	18.1%
Preferred Care, Inc.	15.9%

    (1)
    Subsequent to December 31, 2008, the name Alterra Healthcare Corporation was changed to Brookdale Senior Living Communities, Inc.

        Mortgage Loans.    As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. See "Investment and Other Policies" in this section for further discussion. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description. At December 31, 2008 we had 43 mortgage loans secured by first mortgages on 39 skilled nursing properties with a total of 4,498 beds, 16 assisted living residences with 714 units and one school. These properties are located in 16 states.

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing long-term care properties. Also see "Government Regulation" below. Over the past three years (2006 through 2008), we invested approximately $15.7 million in mortgage loans and we acquired skilled nursing and assisted living properties for approximately $18.0 million. At December 31, 2008, we had $21.1 million of cash on hand and $80.0 million available on our unsecured line of credit with no scheduled maturities other than the maturity date of July 17, 2011. In calendar year 2009, we have debt maturities of $8.1 million due in October 2009 at an interest rate of 8.43% and $15.8 million due in December 2009 at an interest rate of 8.81%. The October maturity may be paid 90 days early and the December maturity may be paid six months early. In calendar year 2009, we have mortgage loans receivable of $7.6 million maturing in November. We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, and our current unsecured line of credit borrowing capacity are sufficient to provide for payment of our current operating costs and debt obligations and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. The current turmoil in the debt and equity markets preclude us from, at this time, being able to determine if there is cost-effective long-term capital available for significant additional capital investments for calendar 2009.

        We believe that recent competitive markets had created an environment of very highly priced properties and low yielding mortgages. However, we expect that the recent deterioration in the credit markets should exert downward pressure on prices of long term care properties. During 2007 we hired a vice president of marketing whose focus is to increase our presence at the state and local levels through participation in various healthcare associations and trade shows. We believe that this expanded marketing effort will result in increased deal flow and potentially a greater level of new investments in 2009 and 2010. Since the competition from buyers in large transactions consisting of multiple property portfolios generally results in pricing that does not meet our investment criteria, our primary marketing efforts focus on single property transactions or small multiple property portfolios that complement our historic investments and are priced with yields in our historical range.

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

        A significant portion of the revenue of our skilled nursing facility borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. There have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. According to a report issued by the Kaiser Commission on Medicaid and the Uninsured in January 2009, while 47 states adopted budgets for fiscal year 2009 that included provider rate increases, after years of aggressive state Medicaid cost containment efforts, widespread provider rate decreases and program cutbacks are expected in fiscal year 2010. In addition, many states are making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost controls for institutional providers. Spending on home and community-based services has risen from 13% of total Medicaid long-term care spending in 1990 to 41% of Medicaid long-term care spending in 2006. As states continue to respond to budget pressures, future reduction in state Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which, among many other things, increases federal Medicaid payments by approximately $87 billion to help support state Medicaid programs as they face budget shortfalls. Nevertheless, the federal government periodically adopts legislative and/or regulatory policies designed to reduce federal Medicaid spending and to promote community-based alternatives to institutional services. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

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

        The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On August 8, 2008, CMS published the final Medicare skilled nursing facility rates for fiscal year 2009, which began October 1, 2008. The final rule provides a 3.4% market basket update, which CMS estimates will increase overall Medicare payments to skilled nursing facilities by $780 million compared to fiscal year 2008 levels. Notably, CMS did not adopt an earlier provision from its May 7, 2008 proposed rule that would have recalibrated case mix weights to make up for increased Medicare expenditures resulting from certain refinements made in January 2006. The proposed recalibration would have reduced overall Medicare skilled nursing facility payments by 3.3% ($770 million) in fiscal year 2009. The final rule also addresses a number of other related policy issues, including a continuation of a special adjustment for skilled nursing facility residents with acquired immune deficiency syndrome (or AIDS), consolidated billing, and other policy initiatives that eventually could impact reimbursement for skilled nursing facility services. While the federal government will not decrease Medicare payments to skilled nursing facilities in fiscal year 2009, the loss of revenues associated with potential changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

        Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals for work in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as Stark II (or the Stark Law), prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner's immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal healthcare programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

Legislative Developments

        Congress and the state legislatures regularly consider, and in some cases adopt, legislation that would impact health care providers, including long-term care providers. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities. In recent years, Congress has adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which has subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2009. Other legislation enacted by Congress in recent years has reduced certain Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community based services.

        In addition, each year legislation is proposed in Congress and in some state legislatures that would affect broader changes in the health care system, either nationally or at the state level. Among the proposals under consideration are additional cost controls on the Medicare and Medicaid programs, health care provider cost-containment initiatives, health care coverage expansion for the uninsured, measures to prevent medical errors, incentives to promote community-based care as an alternative to institutional long-term care services, and limits on damages that could be claimed in malpractice lawsuits. We cannot predict whether any reform proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our business.

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

Insurance

        It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance in the specific amounts required by our leases or mortgages because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long-term care facilities. Additionally, in the past, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses such as losses due to floods or seismic activity if insurance is available may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

Employees

        We currently employ 13 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

Taxation of our Company

        We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (or the Code). We believe that we have been organized and have operated in such a manner as to qualify for taxation as a REIT under the Code commencing with our taxable year ending December 31, 1992. We intend to continue to operate in such a manner, but there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified.

        If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (once at the corporate level when earned and once at stockholder level when distributed) that generally results from investment in a non-REIT corporation.

        However, we will be subject to federal income tax as follows:

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

  Fourth, if we have net income from "prohibited transactions" (as defined below), such income will be subject to a 100% tax.

  Fifth, if we fail to satisfy the 75% gross income test or the 95% gross income test (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements have been met, we will be subject to a 100% tax on an amount equal to (a) the gross income attributable to the greater of the amount by which we fail the 75% or 95% test multiplied by (b) a fraction intended to reflect our profitability.

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

  Ninth, if we fail to satisfy any of the REIT asset tests, as described below, by more than a de minimus amount, due to reasonable cause and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets that caused us to fail such test.

  Tenth, if we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income tests or certain violations of the asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but we will be required to pay a penalty of $50,000 for each such failure.

        Finally, if we own a residual interest in a real estate mortgage investment conduit (or REMIC), we will be taxed at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our shares that is held in record name by "disqualified organization." A "disqualified organization" includes the United States, any state or political subdivision thereof, any foreign government or international organization, any agency or instrumentality of any of the foregoing, any rural electrical or telephone cooperative and any tax-exempt organization (other than a farmer's cooperative described in Section 521 of the Code) that is exempt from income taxation and from the unrelated business taxable income provisions of the

Code. However, to the extent that we own a REMIC residual interest through a taxable REIT subsidiary, we will not be subject to this tax.

        Requirements for Qualification.    The Code defines a REIT as a corporation, trust or association:

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

  (6)
  during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (including specified entities); and

  (7)
  which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets;

  (8)
  that elects to be a REIT, or has made such election for a previous year, and satisfies the applicable filing and administrative requirements to maintain qualifications as a REIT; and

  (9)
  that adopts a calendar year accounting period.

        The Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (5) and (6) do not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (6), pension funds and certain other entities are treated as individuals, subject to a "look-through" exception.

        Pursuant to the Code and applicable Treasury Regulations, in order to be able to elect to be taxed as a REIT, we must maintain certain records and request certain information from our stockholders designed to disclose the actual ownership of our stock. Based on publicly available information, we believe we have satisfied the share ownership requirements set forth in conditions (5) and (6). In addition, Sections 9.2 and 9.3 of our Charter provide for restrictions regarding the transfer and ownership of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in conditions (5) and (6). These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and (6).

        We have complied with, and will continue to comply with, regulatory rules to send annual letters to certain of our stockholders requesting information regarding the actual ownership of our stock. If despite sending the annual letters, we do not know, or after exercising reasonable diligence would not have known, whether we failed to satisfy the ownership requirement set forth in condition (6) above, we will be treated as having satisfied such condition. If we fail to comply with these regulatory rules, we will be subject to a monetary penalty. If our failure to comply was due to intentional disregard of the requirement, the penalty would be increased. However, if our failure to comply was due to reasonable cause and not willful neglect, no penalty would be imposed.

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

  •
  Second, at least 95% of our gross income for each taxable year must be directly or indirectly derived from income that qualifies under the 75% test, and from dividends (including dividends from taxable REIT subsidiaries), interest and gain from the sale or other disposition of stock or securities.

        Cancellation of indebtedness income generated by us is not taken into account in applying the 75% and 95% income tests discussed above. A "prohibited transaction" is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business. Any gain realized from a prohibited transaction is subject to a 100% penalty tax.

        Rents received by us will qualify as "rents from real property" for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

  •
  The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.

  •
  Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.

  •
  If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.

  •
  We generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an "independent contractor" from whom we derive no income, except that we may directly provide services that are "usually or customarily rendered" in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise "rendered to the occupant for his convenience."

        For taxable years beginning after August 5, 1997, a REIT has been permitted to render a de minimus amount of impermissible services to tenants and still treat amounts received with respect to that property as rents from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. If the amount received or accrued by the REIT during the taxable year for impermissible services with respect to a property exceeds 1% of the total amounts received or accrued with respect to such property, then none of the rents received or accrued from such property shall be treated as rents from real property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, and we may still treat rents received with respect to the property as rent from real property.

        The term "interest" generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term "interest" solely by reason of being based on a fixed percentage of receipts or sales.

        If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are eligible for relief. These relief provisions will be generally available if our failure to meet the tests was due to reasonable cause and not due to wilful neglect and following the identification of the failure to satisfy one or both income tests, a description of each item of gross income is filed in accordance with IRS regulations.

        It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to the greater of the amount by which we failed the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability.

        Asset Tests.    At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operations), and government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the "10% vote and value test"). Further, no more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (for tax years beginning after July 30, 2008, 25% of the total value of our assets) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (or TRS). Each of the 10% vote and value test and the 20% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

        Investments in Taxable REIT Subsidiaries.    For taxable years beginning after December 1, 2000, REITs may own more than 10% of the voting and value of securities in a TRS. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with the REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more that 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C corporation. In addition, a TRS may be prevented from deducting interest on debt funded directly or indirectly by its parent REIT if certain tests regarding the TRS's debt to equity ratio and interest expense are not satisfied. A REIT's ownership of a TRS will not be subject to the 10% or 5% asset tests described above, and its operations will be subject to the provisions described above. At this time, we do not have any taxable REIT subsidiaries.

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

        Ownership of Interests in Partnerships, Limited Liability Companies and qualified REIT Subsidiaries.    We own interests in various partnerships and limited liabilities companies. In the case of a REIT which is a partner in a partnership, or a member in a limited liability company treated as a partnership for federal income tax purposes, Treasury Regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company, based on its interest in partnership capital, subject to special rules relating to the 10% REIT asset test described above. Also, the REIT will be deemed to be entitled to its proportionate share of income of that entity. The assets and items of gross income of the partnership or limited liability company retain the same character in the hands of the REIT for purposes of Section 856 of the Code, including satisfying the gross income tests and the asset tests. Thus, our proportionate share of the assets and items of income of partnerships and limited liability companies taxed as partnerships, in which we are, directly or indirectly through other partnerships or limited liability companies taxed as partnerships, a partner or member, are treated as our assets and items of income for purposes of applying the REIT qualification requirements described in this Annual Report on Form 10-K (including the income and asset tests previously described).

        We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries. The Code provides that such subsidiaries will be ignored for federal income tax purposes and that all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of our company. If any partnership or qualified real estate investment trust subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership or qualified real estate investment trust subsidiary) for federal income tax purposes, we would likely fail to satisfy the REIT asset test prohibiting a REIT from owning greater than 10% of the voting power of the stock or value of securities of any issuer, as described above, and would therefore fail to qualify as a REIT. We believe that each of the partnerships and subsidiaries in which we own an interest will be treated for tax purposes as a partnership or qualified REIT subsidiary, respectively, although no assurance can be given that the IRS will not successfully challenge the status of any such entity.

        Annual Distribution Requirements.    In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders annually in an amount at least equal to:

  (1)
  the sum of:

  (A)
  90% of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and our net capital gain); and

  (B)
  90% of the net income, if any (after tax), from foreclosure property; minus

  (2)
  the excess of certain items of non-cash income over 5% of our real estate investment trust taxable income.

        In addition, if we dispose of any asset we acquired from a corporation which is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation, within the ten-year period following our acquisition of such asset, we would be required to distribute at least 90% of the after-tax gain, if any, we recognized on the disposition of the asset, to the extent that gain does not exceed the excess of (a) the fair market value of the asset on the date we acquired the asset over (b) our adjusted basis in the asset on the date we acquired the asset.

        We must pay these annual distributions (1) in the taxable year to which they relate or (2) in the following year if (i) we pay these distributions during January to stockholders of record in either

October, November, or December of the prior year or (ii) we elect to declare the dividend before the due date of the tax return (including extensions) and pay on or before the first regular dividend payment date after such declaration.

        Amounts distributed must not be preferential; that is, every stockholder of the class of stock with respect to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class.

        To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% but less than 100%, of our "real estate investment trust taxable income," as adjusted, we will be subject to tax on such amounts at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

  (1)
  85% of our real estate investment trust ordinary income for such year,

  (2)
  95% of our real estate investment trust capital gain net income for such year, and

  (3)
  100% of taxable income from prior periods less 100% of distributions from prior periods we would be subject to a 4% excise tax on the excess of such required distributions over the amounts actually distributed. Any real estate investment trust taxable income and net capital gain on which this excise tax is imposed for any year is treated as an amount distributed during that year for purposes of calculating such tax.

        We intend to make timely distributions sufficient to satisfy these annual distribution requirements and to avoid the imposition of the 4% excise tax.

        Failure to Qualify.    If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us, nor will any distributions be required to be made. Unless entitled to relief under specific statutory provisions, we will also be disqualified from re-electing our REIT status for the four taxable years following the year during which qualification was lost. It is not possible to state whether we would be entitled to the statutory relief in all circumstances. Failure to qualify as a REIT for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

        2008 Act.    The Housing and Economic Recovery Act of 2008 made a number of substantial changes to the qualification and tax treatment of REITs. The following is a brief summary of certain significant REIT provisions on the 2008 Act.

  (1)
  Modification to "prohibited transactions" provision.    For sales made after July 30, 2008, the "safe harbor" holding period is shortened to two years (from four years) and a 10%-of-aggregate fair market value alternative test is added (in addition to the 10%-of-aggregate basis test) for qualifying for the safe harbor.

  (2)
  Extending "qualified lodging facility" rental exception to "qualified health care properties".    The 2008 Act extends the rental exception applicable to qualified lodging facilities to health care facilities. Thus, the rents paid by a taxable REIT subsidiary to its parent REIT for a "qualified health care property" that is operated by an eligible independent contractor will constitute qualifying rental income for purposes of both gross income tests. Also, a taxable

    REIT subsidiary is not considered to be operating or managing a "qualified health care property" solely because it (i) directly or indirectly possesses a license, permit, or similar instrument enabling it to do so, or (ii) employs individuals working at such facility or property located outside the U.S., but only if an eligible independent contractor is responsible for the daily supervision and direction of such individuals on behalf of the taxable REIT subsidiary pursuant to a management agreement or similar service contract.

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

        Posted on our website and available in print upon request of any stockholder to our Investor Relations Department are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and a Code of Business Conduct, Ethics and Corporate Governance governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Business Conduct, Ethics and Corporate Governance and any waiver applicable to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors. On our website, under the heading "SEC Filings," there is a link to view each Form 4 filing. Our Investor Relations Department can be contacted at:

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

        Our Company is listed on the New York Stock Exchange (or NYSE), ticker symbol LTC. Section 303A.12(a) of the NYSE Listed Company Manual requires that listed companies disclose in their annual report to stockholders that the NYSE Annual CEO Certification has been filed with the NYSE and disclose any qualifications. We filed with the NYSE in 2008 the Annual CEO Certification without any qualifications.

Item 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements" as discussed above. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management's Discussion and Analysis, and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

        A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock.    In January 2009, we declared a $0.13 per share monthly dividend for the first quarter of calendar 2009. During calendar 2008, we paid a $0.13 monthly dividend on our common stock. During calendar 2007, we paid a $0.125 monthly dividend on our common stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. Currently, we believe that our low debt levels, $80.0 million available under our unsecured line of credit and $21.1 million cash balance at December 31, 2008, will enable us to meet our obligations and continue to make investments. Recently, liquidity in the credit markets has deteriorated and, at this time, we are unable to determine if there is cost effective long-term capital available for significant additional capital investments for calendar 2009. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations.

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

        We Depend on Lease Income and Mortgage Payments from Real Property.    Approximately 97% of our revenue for the year ended December 31, 2008, was derived from mortgage payments and lease income from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the property to others on favorable terms.

        We Rely on a Few Major Operators.    Extendicare REIT and Assisted Living Concepts, Inc (or ALC), collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.2%, or $61.8 million, of our total assets at December 31, 2008. Alterra Healthcare Corporation (or Alterra), a wholly owned subsidiary of Brookdale Senior Living, Inc., leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.1%, or $61.3 million, of our total assets at December 31, 2008. Subsequent to December 31, 2008 the name Alterra Healthcare Corporation was changed to Brookdale Senior Living Communities, Inc. Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 12.6% or $63.5 million of our total assets at December 31, 2008. Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

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

        Congress and the States Have Enacted Health Care Reform and Budget Measures.    The health care industry continues to face various challenges, including increased government and private payor pressure on health care providers to control costs. Certain of these initiatives have had the result of limiting Medicare and Medicaid reimbursement for nursing facility services. In particular, the establishment of a Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers. While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, states are facing increasing budget pressures in light of the current economic downturn, prompting consideration and in some cases adoption of cuts in state Medicaid payments to providers. No assurances can be given that any additional Medicare or Medicaid legislation enacted by Congress or the states would not reduce Medicare or Medicaid reimbursement to nursing facilities or result in additional costs for operators of nursing facilities.

        In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the federal and state levels and major reform proposals have been adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors. Congress also has given states greater flexibility to expand access to home and community based services as an alternative to nursing facility services. These provisions could further increase state funding for home and community based services, while prompting states to cut funding for nursing facilities and homes for persons with disabilities. In light of continuing state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could effect their ability to meet their contractual obligations to us.

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

        We Could Incur More Debt.    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. We may incur additional debt by borrowing under our unsecured line of credit, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain, in the future, additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

        We Could Fail to Collect Amounts Due Under Our Straight-line Rent Receivable Asset.    Straight-line accounting requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease rental income recorded in the early years of a lease is higher than the actual cash rent received, which creates an asset on the balance sheet called straight-line rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the straight-line rent receivable balance to zero by the end of the lease. We periodically assess the collectibility of the straight-line rent receivable. If during our assessment we determined that we were unlikely to collect a portion or the entire straight-line rent receivable asset, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion or up to its full value that we estimate may not be recoverable.

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

        Provisions in Our Article of Incorporation May Limit Ownership of Shares of Our Capital Stock.    In order for us to qualify as a REIT, no more than 50% in value of the outstanding shares of our stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To ensure qualification under this test, our articles of incorporation provide that, subject to exceptions, no person may beneficially own more than 9.8% of outstanding shares of any class or series of our stock, including our common stock. Our Board of Directors may exempt a person from the 9.8% ownership limit upon such conditions as the Board of Directors may direct. However, our Board of Directors may not grant an exemption from the 9.8% ownership limit if it would result in the termination of our status as a REIT. Shares of capital stock in excess of 9.8% ownership limitation that lack an applicable exemption may lose rights to dividends and voting, and may be subject to redemption. As a result of the limitations on ownership set forth in our Articles of Incorporation, acquisition of any shares of capital stock that would result in our disqualification as a REIT may be limited or void. The 9.8% ownership limitation also may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our capital stock.

        Our Real Estate Investments are Relatively Illiquid.    Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs—in some cases without a prior hearing—for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less than the net book value or the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

Investment Portfolio

        At December 31, 2008, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $502.6 million invested primarily in owned long-term care properties and mortgage loans of approximately $78.3 million (prior to deducting a $0.8 million reserve). Our "direct real estate investment portfolio" (properties that we own or on which we hold promissory notes secured by first mortgages) consisted of investments in 101 skilled nursing properties with 11,707 beds, 101 assisted living properties with 4,598 units and two schools. These properties are located in 30 states.

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

        Owned Properties.    At December 31, 2008, we owned properties in 23 states consisting of 62 skilled nursing properties with a total of 7,209 beds, 85 assisted living properties with a total of 3,884 units and one school representing a gross investment of approximately $502.6 million. Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years. Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally between 2.0% and 2.5%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. See Item 8. FINANCIAL STATEMENTS—NOTE 6. Real Estate Investments for further descriptions.

        The following table sets forth certain information regarding our owned properties as of December 31, 2008 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/Units(1)	Encumbrances		Lease Term(2)	Current Investment
Alabama	3	1	—	458	$—		93	$16,540
Arizona	5	2	—	1,029	—		129	41,212
California	1	2	—	343	16,054		94	29,305
Colorado	4	6	—	562	6,019		156	27,706
Florida	3	6	—	776	2,038		137	33,567
Georgia	2	1	—	292	—		34	6,600
Idaho	—	4	—	148	—		72	9,756
Indiana	—	2	—	78	—		72	5,070
Iowa	7	1	—	645	—		146	17,422
Kansas	3	4	—	398	—		149	17,568
Nebraska	—	4	—	156	—		72	9,332
New Jersey	—	1	1	39	—		87	12,195
New Mexico	7	—	—	860	—		138	48,876
N. Carolina	—	5	—	210	—		144	13,096
Ohio	5	11	—	737	—		97	56,804
Oklahoma	—	6	—	221	4,066		144	12,315
Oregon	1	3	—	218	—		77	11,927
Pennsylvania	—	1	—	69	—		112	8,327
S. Carolina	—	3	—	128	—		144	7,610
Tennessee	2	—	—	142	—		118	3,075
Texas	15	14	—	2,710	3,886		131	74,399
Virginia	3	—	—	443	—		151	13,711
Washington	1	8	—	431	4,690		74	26,204

TOTAL	62	85	1	11,093	$36,753	(3)	119	$502,617	(4)

(1)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(2)
Weighted average remaining months in lease term as of December 31, 2008.

(3)
Consists of: i) $32,063 of non-recourse mortgages payable by us secured by 12 assisted living properties with 642 units and ii) $4,690 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2008 our gross investment in properties encumbered by mortgage loans, bonds and capital leases was $62,162.

(4)
Of the total, $239,010 relates to investments in skilled nursing properties, $254,337 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

        Mortgage Loans.    At December 31, 2008, we had 43 mortgage loans secured by first mortgages on 39 skilled nursing properties with a total of 4,498 beds, 16 assisted living properties with 714 units and one school. These properties are located in 16 states. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following table sets forth certain information regarding our mortgage loans as of December 31, 2008 (dollar amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/ Units(3)	Interest Rate %	Average Months to Maturity	Original Face Amount of Mortgage Loans	Current Carrying Amount of Mortgage Loans		Current Annual Debt Service(1)
California	3	1	—	489	10.93-12.30	53	$8,100	$5,335		$1,140
Florida	4	1	—	387	10.50-13.73	13	11,360	10,317		1,437
Georgia	1	—	—	152	10.90	27	2,000	1,778		218
Iowa	—	1	—	44	13.15	58	2,400	2,252		319
Louisiana	1	—	—	127	12.27	95	1,600	1,094		215
Minnesota	—	—	1	—	7.28	126	3,751	3,751		273
Missouri	2	—	—	190	10.13-10.60	81	3,000	2,409		344
Montana	—	1	—	34	13.41	58	2,346	2,194		316
Nebraska	—	4	—	163	11.00-13.15	58	10,911	9,759		1,367
Oklahoma	2	—	—	273	12.40	56	2,600	1,243		292
S. Dakota	—	1	—	34	13.15	58	2,346	2,203		311
Tennessee	1	—	—	120	10.05	84	3,400	2,071		403
Texas	22	7	—	2,896	9.50-13.15	47	44,705	29,798		5,483
Utah	1	—	—	84	10.00	131	1,400	1,400		162
Washington	1	—	—	104	13.00	94	1,700	1,151		234
Wisconsin	1	—	—	115	11.00	98	2,200	1,546		273

TOTAL	39	16	1	5,212	11.48	53	$103,819	$78,301	(2)	$12,787

(1)
Includes principal and interest payments.

(2)
Of the total current principal balance, $46,464 relates to investments in skilled nursing properties, $27,747 relates to investments in assisted living properties and $3,751 relates to an investment in a school. This balance is gross of a loan loss reserve of $760 and includes discounts and premiums related to loans acquired in prior years totaling $339.

(3)
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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

 PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the NYSE under the symbol "LTC". Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE for each of the periods indicated.

	2008		2007
	High	Low	High	Low
First Quarter	$27.35	$22.51	$29.25	$23.83
Second Quarter	$28.30	$25.13	$27.16	$22.00
Third Quarter	$31.16	$24.57	$25.69	$19.03
Fourth Quarter	$28.87	$14.70	$28.00	$20.89

Holders of Record

        As of December 31, 2008 we had approximately 403 stockholders of record of our common stock.

Dividend Information

        We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2008	2007	2008	2007
First Quarter	$0.390	$0.375	$0.390	$0.375
Second Quarter	$0.390	$0.375	$0.390	$0.375
Third Quarter	$0.390	$0.375	$0.390	$0.375
Fourth Quarter	$0.390	$0.375	$0.390	$0.375

	$1.560	$1.500	$1.560	$1.500

        We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See "Annual Distribution Requirements" beginning on page 13.)

Issuer Purchases of Equity Securities

        During the fourth fiscal quarter ended December 31, 2008, we did not repurchase any of our outstanding common stock or preferred securities.

        Since inception of our existing share repurchase program through December 31, 2008, we had repurchased (i) 893,079 shares of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,768,000 and (ii) 636,300 shares of our Series F preferred stock at an average cost of $22.44 per share, including commissions, for an aggregate purchase price including commissions paid of $14,276,000.

        Our Board of Directors established the existing share repurchase program in June 2007 enabling us to repurchase up to 5,000,000 shares of our common stock on the open market. This authorization does not expire until 5,000,000 shares of our common stock have been repurchased or the Board of Directors terminates its authorization. In January 2008, our Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities.

        We continue to have authorization to purchase an additional 3,470,621 shares of common stock and/or preferred securities.

Stock Performance Graph

        The National Association of Real Estate Investment Trusts (or NAREIT), the representative voice for U.S. REITs and publicly traded real estate companies, classifies a company with less than 25% of its real estate investments in mortgages as an equity REIT. In 2008, our mortgage investments were less than 25% of our total real estate assets.

        This graph compares the cumulative total stockholder return on our common stock from December 31, 2003 to December 31, 2008 with the cumulative stockholder total return of (1) the Standard & Poor's 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Stock Performance

        The stock performance depicted in the above graph is not necessarily indicative of future performance.

        The stock performance graph shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6.    SELECTED FINANCIAL DATA

        The following table of selected financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2008		2007	2006		2005		2004
	(In thousands, except per share amounts)
Operating Information:
Total revenues	$69,357		$74,790	$73,163		$72,408		$62,177
Income from continuing operations	42,885		47,696	45,536		50,688		32,303
Preferred stock dividends	(15,390)		(16,923)	(17,157)		(17,343)		(17,356)
Preferred stock buyback	989		—	—		—		—
Preferred stock redemption charge	—		—	—		—		(4,029)
Net income available to common stockholders	28,576		30,832	61,631	(3)	35,366		15,003
Per share Information:
Net Income (Loss) per Common Share from Continuing Operations Net of Preferred Stock Dividends, Preferred Stock Buyback and Preferred Stock Redemption Charge:
Basic	$1.24		$1.33	$1.22		$1.49		$0.56

Diluted	$1.24		$1.32	$1.21		$1.48		$0.56

Net Income Per Common Share Available to Common Stockholders:
Basic	$1.24		$1.33	$2.64		$1.58		$0.77

Diluted	$1.24		$1.32	$2.51		$1.56		$0.77

Common Stock Distributions declared	$1.56		$1.50	$1.08	(1)	$1.65	(1)	$1.125

Common Stock Distributions paid	$1.56		$1.50	$1.44		$1.29		$1.125

Balance Sheet Information:
Total assets	$506,053		$544,105	$567,767		$585,271		$547,880
Total debt(2)	36,753	(4)	52,295	53,811		92,361		96,764

(1)
Dividends for the first quarter of 2006 were declared in the fourth quarter of 2005.

(2)
Includes bank borrowings, mortgage loans payable, bonds payable and capital lease obligations and senior participation payable.

(3)
Higher due to the gain of $32.6 million relating to the four assisted living properties sold in 2006, as described in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments, and the $0.5 million gain recognized in 2006 from the sale of the National Health Investors, Inc. (or NHI) common stock, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Marketable Securities.

(4)
Lower due to the pay off during 2008 of a mortgage loan in the amount of $14.2 million secured by four assisted living properties located in Ohio, as described in Item 8. FINANCIAL STATEMENTS—Note 9. Debt Obligations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        We are a self-administered health care real estate investment trust (or REIT) that invests primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. In 2008, long-term care properties, which include skilled nursing and assisted living properties, comprised approximately 98% of our investment portfolio.

        The following table summarizes our "direct real estate investment portfolio" (properties that we own or on which we hold promissory notes secured by first mortgages) as of December 31, 2008 (dollar amounts in thousands):

Type of Property	Gross Investments	Percentage of Investments	For the year ended 12/31/08 Rental Income	For the year ended 12/31/08 Interest Income(3)	Percentage of Revenues (4)	Number of Properties	Number of Beds/ Units (2)	Investment per Bed/Unit	Number of Operators(1)	Number of States(1)
Assisted Living Properties	$282,084	48.6%	$28,046	$3,063	46.2%	101	4,598	$61.35	13	22
Skilled Nursing Properties	285,814	49.2%	28,349	6,338	51.6%	101	11,707	$24.41	36	20
Schools	13,020	2.2%	1,167	307	2.2%	2	N/A	N/A	2	2

Totals	$580,918	100.0%	$57,562	$9,708	100.0%	204	16,305

(1)
We have investments in 30 states leased or mortgaged to 46 different operators.

(2)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(3)
Includes Interest Income from Mortgage Loans.

(4)
Includes Rental Income and Interest Income from Mortgage Loans.

        As of December 31, 2008 we had $449.7 million in carrying value of net real estate investment, consisting of $372.1 million or 83% invested in owned and leased properties and $77.6 million or 17% invested in mortgage loans secured by first mortgages.

        For the year ended December 31, 2008, rental income and interest income from mortgage loans represented 83.0% and 14.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in accordance with SFAS No. 13. "Accounting for Leases." Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time. For the years ended December 31, 2008, 2007, and 2006 we recorded $3.5 million, $4.8 million, and $3.1 million, respectively in straight-line rental income. Also during 2008 we recorded $0.1 million of straight-line rent receivable reserve. Straight-line rental income on a same store basis will increase from $3.5 million for annual 2008 to $4.1 million for projected annual 2009 assuming no new leased investments with fixed annual rental escalations are added to our portfolio. During the year ended December 31, 2008 we received $54.7 million of cash rental revenue and recorded $0.6 million of lease inducement costs. At December 31, 2008 and 2007, the straight-line rent receivable balance, net of reserves, on the balance sheet was $13.9 million and $10.5 million, respectively.

        Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in long-term care properties and other health care related properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment. We opportunistically consider investments in health care facilities in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return. Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

  •
  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages. The average per bed cost of our owned skilled nursing properties is approximately $33,200 per bed while that of properties subject to our mortgages is approximately $10,300 per bed.

  •
  Additionally with respect to skilled nursing properties, we attempt to invest in properties that do not have to rely on a high percentage of private-pay patients. We seek to invest primarily in properties that are located in suburban and rural areas of states. We prefer to invest in a property that has significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

  •
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

        In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Historically we have financed up to 90 percent of the stabilized market value of a property. Due to current market uncertainties we most likely will finance lower than our historical percentage. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

        Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments during the current period of tightened credit conditions.

Economic Climate

        Through 2008, the U.S experienced challenging financial markets, tighter credit conditions, and slower growth. Continued concerns about the systemic impact of inflation, energy costs, declining business and consumer confidence, and a weakened real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our operators.

        We expect that the deterioration in the credit markets should exert downward pressure on prices of long term care properties, although the lack of recent transaction volume makes it difficult to determine if this is occurring. However, we believe our business model has enabled and will continue to allow us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators. Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

        At December 31, 2008, we had $21.1 million of cash on hand and $80.0 million available on our unsecured line of credit with no scheduled maturities other than the maturity date of July 17, 2011. In calendar year 2009, we have debt maturities of $8.1 million due in October 2009 at an interest rate of 8.43% and $15.8 million due in December 2009 at an interest rate of 8.81%. The October maturity may be paid 90 days early and the December maturity may be paid six months early. In calendar year 2009, we have mortgage receivables of $7.6 million maturing in November.

        As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

        Mortgage Loans.    During 2008 we invested we invested $9.1 million, net of closing fees, in three mortgage loans. One loan secured by an assisted living property in Florida with 41 units in the amount of $1.0 million has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009. The second loan secured by six assisted living properties located in Texas with 108 units in the amount of $6.8 million has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018. The final loan secured by a skilled nursing property located in Utah with 84 beds in the amount of $1.4 million has an initial interest rate of 10.0% increasing 0.15% annually, with a 20-year amortization and matures in 11 years. We also invested $0.6 million under three mortgage loans for capital improvements at an average rate of 11.1%.

        Owned Properties.    During 2008, we acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1.0 million that was added to an existing master lease at a 10.0% yield and we agreed to provide funding up to $2.0 million to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property. This investment will be at the higher of one-year LIBOR plus 5.3% or 10.0% and construction must be completed by January 18, 2011. Additionally, we invested $3.0 million under agreements to expand and renovate 13 properties operated by seven different operators. These investments are at an average yield of approximately 10.0%.

        Debt Obligations.    We amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80.0 million. The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million. The prior agreement did not have an expansion provision. The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011. The interest rates under the Credit Agreement remain the same as under our prior credit agreement, Prime Rate plus 0.50% or LIBOR plus 1.5%. We presently have no outstanding borrowings under the Credit Agreement.

        Sunwest Management Inc.    On August 19, 2008 we disclosed in a voluntary Current Report on Form 8-K filed with the Securities and Exchange Commission that we had received letters from companies affiliated with Sunwest Management, Inc. (or Sunwest) explaining that Sunwest was experiencing certain negative cash shortfalls which they attributed to properties that had not yet matured in terms of occupancy. Our relationship with Sunwest is limited to only four properties: two mortgage loans secured by properties in Texas and a master lease covering two properties in California. We have acted to preserve our investments with respect to Sunwest as described below.

        During the year ended December 31, 2008 we did not receive August or September payments on a $1.5 million loan at an interest rate of 11.15% and secured by a first mortgage on a 165-unit assisted living property in Mesquite, Texas operated by Sunwest. However, in October we received from non-Sunwest equity investors in this property the payment of all past due interest, property tax impounds, attorney's fees and a $0.1 million replacement reserve. Interest on the loan, which matures November 19, 2011, represented 1.7% of our interest income from mortgage loans for the year ended December 31, 2008. On October 31, 2008, we completed an assignment and assumption of the loan to an entity formed by the non-Sunwest equity investors. One of the non-Sunwest equity investors is operating the property.

        During the year ended December 31, 2008 we did not receive August or September payments on a $4.7 million loan at an interest rate of 11.15% and secured by a first mortgage on a 140-unit independent living property in Fort Worth, Texas operated by Sunwest. Accordingly we did not record interest income of $0.1 million in the third quarter of 2008 related to this mortgage loan. Interest on the loan represented 5.0% of our interest income from mortgage loans for the three months ended June 30, 2008. On October 7, 2008 we acquired the property through foreclosure for $4.7 million, the amount of the debt outstanding and capitalized fees associated with the foreclosure. The property is being operated by a third party under a 10-year lease with two five-year renewal options. The lease provides for a 10-month rent abatement. The annual minimum rent is $0.1 million for 2009, $0.5 million for 2010, $0.6 million for 2011 and increases 3% annually commencing January 1, 2012 and thereafter. Beginning January 1, 2011, total rent payable annually will be equal to 25% of gross revenues but never less than the minimum rent as defined by the lease agreement. We agreed to provide funding up to $0.9 million for specific capital improvements to the leased property with the yield included in the initial lease rate. The capital improvements deadline is October 7, 2010. See Item 8. FINANCIAL STATEMENTS—Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

        During the year ended December 31, 2008 we did not receive August, September, October or November payments on a master lease covering a 109-unit assisted living property in Vacaville, California and a 113-unit assisted living property in Bakersfield, California operated by Sunwest. The total monthly lease payment under the master lease agreement was approximately $0.2 million per month or approximately 4.5% of our monthly rental income as of August 2008. Accordingly we did not record rental income of $0.8 million and wrote-off $0.1 million of straight-line rent receivable in 2008 related to this lease. Our total gross investment in the properties under the master lease is approximately $26.2 million or 4.5% of our gross investments in real estate as of December 31, 2008. As of December 31, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16.1 million secured by the master lease properties. Specifically, the outstanding principal balance on the Bakersfield property was $8.2 million at a rate of 8.43% and is due October 1, 2009, and the outstanding principal balance on the Vacaville property was $7.9 million at a rate of 8.69% and is due August 1, 2010. On December 1, 2008, we leased these properties to a third party under a 10-year lease with two five-year renewal options. The annual minimum rent will be $1.8 million for the first lease year, $2.1 million for the second lease year, $2.5 million for the third lease year and increases 3% annually commencing on December 1, 2011 and thereafter. We agreed to provide capital improvement funding up to $1.5 million allocated in two tranches of $0.8 million each. The yield on the first tranche is included in the initial lease rate and the second tranche is at an 8.5% yield. The capital improvement deadline is December 1, 2010. See Item 8. FINANCIAL STATEMENTS—Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

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

        Concentration Risk.    We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans. In order to qualify as an equity REIT, at least 75 percent of our total assets must be represented by real estate assets, cash, cash items and government securities. Investment mix measures the portion of our investments that relate to our various property types. Operator mix measures the portion of our investments that relate to our top three operators. Geographic mix measures the portion of our investment that relate to our top five states.

        The following table reflects our recent historical trends of concentration risk:

	Period Ended
	12/31/08	9/30/08	6/30/08	3/31/08	12/31/07
	(gross investment, in thousands)
Asset mix:
Real property	$502,617	$497,656	$496,114	$495,202	$492,880
Loans receivable	78,301	87,581	91,040	91,955	92,168
Investment asset mix:
Assisted living properties	$282,084	$282,304	$282,406	$275,313	$274,333
Skilled nursing properties	285,814	289,913	291,728	298,824	297,695
Schools	13,020	13,020	13,020	13,020	13,020
Operator asset mix:
Alterra(1)	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc.(2)	87,150	87,281	87,490	93,197	92,042
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	321,524	325,712	327,420	321,716	320,762

	Period Ended
	12/31/08	9/30/08	6/30/08	3/31/08	12/31/07
	(gross investment, in thousands)
Geographic asset mix:
Colorado	$27,706	$27,581	$27,581	$27,581	$27,518
Florida	43,884	43,930	43,975	47,368	46,385
Ohio	56,804	56,804	55,862	55,121	54,010
Texas	104,197	104,637	106,568	102,245	101,721
Washington	27,355	27,376	27,412	27,504	27,593
Remaining states	320,972	324,909	325,756	327,338	327,821

(1)
Subsequent to December 31, 2008, the name Alterra Healthcare Corporation was changed to Brookdale Senior Living Communities, Inc.

(2)
Preferred Care, Inc. leases 25 skilled nursing properties under two master leases, one skilled nursing property under a separate lease agreement and operates seven skilled nursing properties securing six mortgage loans receivable we have with unrelated third parties and one mortgage loan receivable we have with Preferred Care. They also operate one skilled nursing facility under a sub-lease with another lessee which is not included in the Preferred Care operator mix.

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

	Three Months Ended
	12/31/08		9/30/08		6/30/08		3/31/08		12/31/07
Debt to book capitalization ratio(5)	7.4%		7.4%		7.4	%(4)	10.0%		9.8%
Debt & Preferred Stock to book capitalization ratio(5)	45.8%		45.6%		45.5	%(4)	47.0%		49.1%
Debt to market capitalization ratio(5)	5.5	%(1)	4.2%		4.6	%(4)	6.2%		6.4%
Debt & Preferred Stock to market capitalization ratio(5)	30.2	%(1)	23.1%		26.9	%(4)	28.7%		30.1%
Interest coverage ratio	15.4	x(2)	17.1	x(3)	15.0	x(3)	13.6	x	13.0	x
Fixed charge coverage ratio	3.1	x	3.2	x	3.3	x	3.2	x	2.9	x

(1)
Increase primarily due to the decrease in market capitalization.

(2)
This decrease is due primarily to non-payment of rental income and mortgage interest income from affiliates of Sunwest Management, Inc., loan pay-offs and lower invested cash balances at lower interest rates, partially offset by lower interest expense due to debt paid off in 2008. Additionally in the fourth quarter of 2008 we incurred $0.6 million of one-time charges related primarily to lease/loan defaults and terminated transactions. See Key Transactions above for further discussion on Sunwest non-payment.

(3)
Increase primarily due to decrease in interest expense relating to repayment of a $14.2 million mortgage loan secured by four assisted living properties located in Ohio.

(4)
Decrease due to repayment of a $14.2 million mortgage loan secured by four assisted living properties located in Ohio.

(5)
Excludes minority interest.

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

Operating Results

Year ended December 31, 2008 compared to year ended December 31, 2007

        Revenues for the year ended December 31, 2008 decreased to $69.4 million from $74.8 million for the same period in 2007 primarily due to decreases resulting from Sunwest non-payment of rental and interest income, decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below. See Key Transactions above for further discussion on Sunwest non-payment of rental income and interest income. Rental income decreased $0.3 million primarily as a result of decreases resulting from non-payment of rental income primarily from Sunwest ($1.0 million) and lower straight-line rent and amortization of lease costs ($1.3 million) partially offset by rental increases provided for in existing lease agreements ($2.0 million). Same store rental income, properties owned for both years ended December 31, 2008 and 2007, and excluding straight-line rental income increased $2.0 million due to rental increases provided for in existing lease agreements.

        Interest income from mortgage loans and notes receivable decreased $2.8 million primarily as a result of mortgage loan payoffs and Sunwest non-payment of interest income, as described in Key Transactions above.

        Interest and other income decreased $2.4 million in 2008 from the prior year primarily due to the early redemption of $3.5 million face value of the Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes in 2007 and lower interest income from our investments of cash resulting from lower interest rates and lower cash balances. See Item 8. FINANCIAL STATEMENTS—Note 8. Marketable Securities for further discussion of the SHG Senior Subordinated Notes early redemption.

        Interest expense decreased $0.8 million in 2008 from the prior year primarily due to a decrease in average debt outstanding during the period resulting from the repayment of a $14.2 million mortgage loan and normal amortization of existing mortgage loans. See Item 8. FINANCIAL STATEMENTS—Note 9. Debt Obligations for further discussion of the debt payoff.

        Depreciation and amortization expense in 2008 increased $0.7 million from the prior year due to acquisitions and capital improvements made on existing properties. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

        Operating and other expenses decreased $0.4 million primarily due to a decrease in restricted stock vesting, as described in Item 8. FINANCIAL STATEMENTS—Note 10. Stockholders' Equity, partially offset by an increase in straight-line rent receivable reserve and increase of one-time charges in the fourth quarter of 2008 related primarily to lease/loan defaults and terminated transactions.

        Net income available to common stockholders for the year ended December 31, 2008 decreased $2.3 million from the same period in 2007 due to the changes previously described above and offset by a $0.1 million gain on sale of a vacant parcel of land adjacent to a skilled nursing property located New Mexico, a $1.0 million EITF D-42, "The effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," allocation of net income available to common shareholders related to the repurchase of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) and a $1.5 million decrease in preferred stock dividends primarily due to the repurchase of our Series F preferred stock. See Item 8. FINANCIAL STATEMENTS—Note 10. Stockholders' Equity for further discussion on the Series F preferred stock buyback. During the year ended December 31, 2007, we recognized a $0.1 million gain related to the sale of a closed, previously impaired, skilled nursing property located in Texas and a 59-bed skilled nursing property located in Tennessee.

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

        Interest income from mortgage loans and notes receivable decreased $2.9 million primarily as a result of mortgage loan payoffs.

        Interest and other income decreased $0.9 million in 2007 from the prior year primarily as a result of note receivable payoffs ($0.4 million) and a decrease in other income received in conjunction with early payoff of mortgage loans ($0.5 million).

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

        Operating and other expenses increased $0.5 million primarily due to the vesting of restricted stock and stock options ($1.2 million), post retirement healthcare benefits vesting during the year ($0.3 million) partially offset by a $1.0 million expense related to an IRS settlement in 2006, as described in Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies.

        Non-operating income decreased by $0.5 million as a result of a gain recognized in 2006 from the sale of the National Health Investors, Inc. (or NHI) common stock, as described in Item 8. FINANCIAL STATEMENTS—Note 8. Marketable Securities.

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

        Rental income from operating leases is recognized in accordance with U.S. generally accepted accounting principles, including Statement of Financial Accounting Standards No. 13"Accounting for Leases" (or SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" (or SAB

No.101) as amended by SEC Staff Bulletin No. 104 "Revenue Recognition in Financial Statements" (or SAB No. 104). Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally between 2.0% and 2.5%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SAB No. 104 does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

        Rental revenues relating to non-contingent leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in our balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rent in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured.

        We will defer recognition of the straight-line rental income if the lessee becomes delinquent in rent owed under the terms of the lease. If it is determined that the delinquency is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the delinquent lease, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. At December 31, 2008 and 2007 the straight-line rent receivable balance, net of reserves, was $13.9 million and $10.5 million on our balance sheet. We evaluate the collectibility of straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts recorded.

        Net loan fee income and commitment fee income are amortized over the life of the related loan. Costs associated with leases are deferred and allocated over the lease term in proportion to the recognition of rental income as required by SFAS No. 13 "Accounting for Leases."

Liquidity and Capital Resources

Financing Activities:

        During 2008, we used $82.9 million in cash in financing activities. We paid $15.5 million in principal on mortgage loans and bonds payable including $14.2 million related to the payoff of a mortgage loan payable secured by four assisted living properties located in Ohio. We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $3.3 million, $0.2 million and $12.3 million respectively. Additionally, we declared and paid cash dividends on our common stock totaling $36.0 million. Subsequent to December 31, 2008 we declared a monthly cash dividend of $0.13 per share on our common stock for the months of January, February and March 2009, payable on January 30, February 27 and March 31, 2009, respectively, to stockholders of record on January 22, February 19 and March 23, 2009, respectively.

        In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock. In January 2008, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. During the year ended December 31, 2008, we invested $14.3 million to repurchase a total of 636,300 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $22.44 per share, including commissions. The Series F preferred stock has a liquidation value of $25.00 per share. As required by EITF D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating the allocation of net income available to common shareholders. After this purchase, 6,003,700 shares of our Series F preferred stock remained issued and outstanding. We continue to have an open Board authorization to purchase an additional 3,470,621 shares of our outstanding equity securities.

        Additionally, we received $0.4 million in conjunction with the exercise of 17,500 stock options. The total market value as of the dates of exercise was approximately $0.5 million.

        During 2008, holders of 123,419 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) notified us of their election to convert such shares into 246,838 shares of our common stock at the Series E Preferred Stock conversion rate of $12.50 per share. Subsequent to December 31, 2008, holders of 900 shares of our Series E Preferred Stock notified us of their election to convert such shares into 1,800 shares of common stock. After this most recent conversion, there are 37,816 shares of our Series E Preferred Stock outstanding.

        During the year ended December 31, 2008, one of our limited partners redeemed a portion of its interest in the limited partnership. In accordance with the limited partnership agreement, we paid $0.5 million for the redemption of 22,000 shares owned by the limited partner. Since the market value of the common stock converted was greater than the book value of the partnership interests received, we recognized a $0.1 million increase in the basis of the properties underlying the limited partnership interest acquired. This conversion had an immaterial effect on minority interest expense. Subsequent to this conversion we have 179,882 shares of our common stock reserved for this partnership agreement. At December 31, 2008 the carrying value (excluding accrued preferred returns) and the market value of the partnership conversion rights are $3.1 million and $3.6 million, respectively.

        During the year ended December 31, 2008, we amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80.0 million. The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million. The prior agreement did not have an expansion provision. The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011. The pricing under the Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50% which remained the same as under our prior credit agreement. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate. Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

          (i)    a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0,

          (ii)   a ratio not greater than .35 to 1.0 of secured debt to total asset value

          (iii)  a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and

          (iv)  a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

        At December 31, 2008, we had no outstanding borrowings under our Unsecured Revolving Credit Agreement and the full amount was available for borrowing. Also, at December 31, 2008 we were in compliance with all covenants.

        As of December 31, 2008, we are obligated to make scheduled principal payments on our mortgage loans and bonds payable. The total scheduled principal payments and debt maturities in 2009 through 2013 and thereafter is approximately $24.8 million, $8.2 million, $0.5 million, $0.6 million, $0.6 million and $2.0 million, respectively.

Available Shelf Registrations:

        During 2007, we filed a Form S-3 "shelf" registration statement which became effective August 7, 2007, and provides us with the capacity to offer up to $300.0 million in our debt and/or equity securities. We currently have $300.0 million of availability under our effective shelf registration. We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Operating and Investing Activities:

        At December 31, 2008, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $502.6 million invested primarily in owned long-term care properties and mortgage loans of approximately $78.3 million (prior to deducting a $0.8 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 101 skilled nursing properties, 101 assisted living properties and two schools. These properties are located in 30 states. During the year ended December 31, 2008, net cash provided by operating activities was $56.4 million.

        For the year ended December 31, 2008 we recorded $3.5 million in straight-line rent in accordance with SFAS No. 13. "Accounting for Leases." Straight-line rental income on a same store basis will increase from $3.5 million for annual 2008 to $4.1 million for projected annual 2009 assuming no new leased investments with fixed annual rental escalations are added to our portfolio. Also during the year ended December 31, 2008 we recorded a $0.1 million straight-line rent receivable reserve. During the year ended December 31, 2008 we received $54.7 million of cash rental revenue and recorded $0.6 million of lease inducement costs. At December 31, 2008 and 2007, the straight-line rent receivable balance, net of reserves, on the balance sheet was $13.9 million and $10.5 million, respectively.

        In 2008 we had net cash provided by investing activities of $5.0 million. We invested $3.0 million at an average yield of approximately 10.0% under agreements to renovate 13 properties operated by seven different operators. Additionally, we invested $1.4 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        During 2008 we sold for $0.6 million a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party. We received net cash proceeds of $0.6 million and recognized a $0.1 million gain on sale. We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1.0 million that was added to an existing master lease at a 10.0% yield and we agreed to provide funding up to $2.0 million to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property. This investment will be at the higher of one-year LIBOR plus 5.3% or 10.0% and construction must be completed by January 18, 2011.

        During 2008 we also acquired, via foreclosure sale, a 140-unit independent living property in Fort Worth, Texas for $4.7 million. The purchase price represented the amount of the debt outstanding on a first mortgage to an affiliate of Sunwest and capitalized fees associated with the foreclosure. See Key Transactions above for further discussion on Sunwest non-payment. The property is being operated by a third party under a 10-year lease with two five-year renewal options. The lease provides for a10-month rent abatement. The annual minimum rent is $0.1 million for the first lease year, $0.5 million for the second lease year, $0.6 million for the third lease year and increases 3% annually commencing January 1, 2012 and thereafter. Beginning January 1, 2011, total rent payable annually will be equal to

25% of gross revenues but never less than the minimum rent as defined by the lease agreement. We agreed to provide funding up to $0.9 million for specific capital improvements on the leased property with the yield included in the initial lease rate. The capital improvements deadline is October 7, 2010. See Item 8. FINANCIAL STATEMENTS—Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

        Additionally, during 2008, we invested $9.1 million, net of closing fees, in three mortgage loans. One loan secured by an assisted living property in Florida with 41 units in the amount of $1.0 million has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009. The second loan secured by six assisted living properties located in Texas with 108 units in the amount of $6.8 million has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018. The final loan secured by a skilled nursing property located in Utah with 84 beds in the amount of $1.4 million has an initial interest rate of 10.0% increasing 0.15% annually, with a 20-year amortization and matures in 11 years. We also invested $0.6 million under three mortgage loans for capital improvements at an average rate of 11.1%. During 2008, we received $14.2 million plus accrued interest related to the payoff of nine mortgage loans secured by nine skilled nursing properties and received $4.7 million in regularly scheduled principal payments.

        During 2008 we funded $0.4 million under various loans and line of credit agreements with certain operators. Additionally, we received $0.8 million in principal payments on notes receivable.

Commitments.

        The following table summarizes our capital improvement commitments as of December 31, 2008 (dollar amounts in thousands):

Original Commitment(9)		Expiration Date	Investment at 12/31/08		Open Commitment		Estimated Yield		Property Type	Properties	Major Operator
$650		3/31/2009	$124		$526		13.00	%(1)	SNF	1	N/A
2,500		12/4/2009	—		2,500		10.00	%(2)	ALF	35	Alterra
500		3/31/2010	273		227		11.00	%(2)	SNF	1	Preferred Care
2,000		3/31/2010	—		2,000		11.00	%(1)	SNF	1	Preferred Care
4,000		3/31/2010	—		4,000		11.00	%(1)	SNF	1	Preferred Care
875		10/7/2010	7	(8)	868			(6)	ALF	1	N/A
2,500		6/16/2010	2		2,498		10.00	%(1)	SNF	1	N/A
1,500		12/1/2010	—		1,500			(5)	ALF	2	N/A
2,000		1/18/2011	—		2,000			(4)(1)	SNF	1	N/A
5,000	(7)	12/31/2014	—		5,000	(7)		(3)	ALF	37	ALC

$21,525			$406		$21,119

(1)
Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)
Minimum rent will increase on the 1st of each month by the amount advanced in the previous month.

(3)
9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

(4)
The higher of one-year LIBOR plus 5.3% or 10%

(5)
The commitment is allocated in two tranches of $0.8 million each. The yield for the first tranche is included in the initial lease rate; the yield for the second tranche is 8.5% with minimum rent increases as per Footnote (2).

(6)
The yield is included in the initial lease rate.

(7)
$5 million per year for the life of the lease.

(8)
Subsequent to December 31, 2008, we invested an additional $0.1 million under this agreement.

(9)
Subsequent to December 31, 2008, we committed to provide a lessee with capital improvement commitment of $0.1 million for specific capital improvements to the skilled nursing property they lease from us. It is available in two tranches of $50,000 each. The yield for the first tranche is built in to the lease payments; the yield for the second tranche is 10% with a minimum rent increase upon the earlier of the improvement deadline or final funding and project completion.

        The following table summarizes our loan commitments as of December 31, 2008 (dollar amounts in thousands):

Original Commitment(1)	Expiration Date		Investment at 12/31/08	Open Commitment at 12/31/08	Yield	Property Type	Properties	Major Operator
$400	1/1/2009	(3)	$107	$293	(2)	SNF	1	N/A
200	3/31/2009		20	180	10.00%	SNF	1	N/A
450	6/30/2009		250	200	8.75%	SNF	3	N/A

$1,050			$377	$673

(1)
Subsequent to December 31, 2008, we committed to provide the following accounts receivable financing: (a) A loan with a credit limit not to exceed $20,000 with an interest rate of 10% and a maturity date of July 31, 2009 on an assisted living property, and (b) a loan with a credit limit not to exceed $0.1 million with an interest rate of 10% and a maturity date of December 31, 2009 on a skilled nursing property. To date, no funds have been requested under either of these agreements.

(2)
The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate of the existing loan. The monthly loan payment will increase at each increase to the principal balance. The interest rate at December 31, 2008 is 10.6%

(3)
Subsequent to December 31, 2008, the maturity date was extended to July 1, 2009.

Contractual Obligations:

        We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2008, and excludes the effects of interest (amounts in thousands):

	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Mortgage loans payable	$32,063	$24,378	$7,685	$—	$—
Bonds payable	4,690	465	1,025	1,165	2,035

	$36,753	$24,843	$8,710	$1,165	$2,035

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2008.

Liquidity:

        We have an Unsecured Credit Agreement in the amount of $80.0 million and it provides for the opportunity to increase the credit amount up to a total of $120.0 million. The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011. The pricing under the Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50%. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

        At December 31, 2008, we had $21.1 million of cash on hand and $80.0 million available on our unsecured line of credit. In calendar year 2009, we have debt maturities of $8.1 million due in October 2009 at an interest rate of 8.43% and $15.8 million due in December 2009 at an interest rate of 8.81%. The October maturity may be paid 90 days early and the December maturity may be paid six months early. In calendar year 2009, we have mortgage receivables of $7.6 million maturing in November. We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, and our current unsecured line of credit borrowing capacity are sufficient to provide for payment of our current operating costs and debt obligations and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. The current turmoil in the debt and equity markets preclude us from, at this time, being able to determine if there is availability of cost-effective long-term capital for significant additional capital investments for calendar 2009.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        You are cautioned that statements contained in this section are forward looking and should be read in conjunction with the disclosure under the heading "Cautionary Statements" and the "Risk Factors" set forth above.

        We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2008.

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

        At December 31, 2008, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable using a 7.5% discount rate was approximately $88.9 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $3.2 million while a 1% decrease in such rates would increase their estimated fair value by approximately $3.4 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

Item 8.    FINANCIAL STATEMENTS

Index to Consolidated Financial Statements
and Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets as of December 31, 2008 and 2007	46
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	47
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	48
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	49
Notes to Consolidated Financial Statements	50
Management Report on Internal Control over Financial Reporting	85
Report of Independent Registered Public Accounting Firm	86
Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts	77
Schedule III—Real Estate and Accumulated Depreciation	78
Schedule IV—Mortgage Loans on Real Estate	82

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2009

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2008—$130,475; 2007—$115,766	$337,171	$342,222
Land	34,971	34,429
Properties held for sale, net of accumulated depreciation and amortization: 2008—$0; 2007—$0	—	463
Mortgage loans receivable, net of allowance for doubtful accounts: 2008—$760; 2007—$890	77,541	91,278

Real estate investments, net	449,683	468,392
Other Assets:
Cash and cash equivalents	21,118	42,631
Debt issue costs, net	831	326
Interest receivable	2,010	2,553
Straight-line rent receivable, net of allowance for doubtful accounts: 2008—$140; 2007—$0 (1)	13,900	10,548
Prepaid expenses and other assets	9,148	9,899
Notes receivable	2,895	3,292
Marketable debt securities (2)	6,468	6,464

Total assets	$506,053	$544,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank borrowings	$—	$—
Mortgage loans payable	32,063	47,165
Bonds payable and capital lease obligations	4,690	5,130
Accrued interest	251	349
Accrued expenses and other liabilities	5,015	5,381
Distributions payable	3,022	3,406

Total liabilities	45,041	61,431
Minority interests	3,134	3,518
Stockholders' Equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2008—8,042; 2007—8,802	189,560	208,553
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2008—23,136; 2007—22,872	231	229
Capital in excess of par value	321,979	316,609
Cumulative net income	533,565	490,588
Other	735	956
Cumulative distributions	(588,192)	(537,779)

Total stockholders' equity	457,878	479,156

Total liabilities and stockholders' equity	$506,053	$544,105

(1)
On December 31, 2008 and 2007, we had $2,037,000 and $1,502,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
At December 31, 2008 and 2007, we had a $6,500,000 face value investment in marketable securities issued by a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues:
Rental income (1)	$57,562	$57,841	$52,342
Interest income from mortgage loans	9,708	12,502	15,444
Interest and other income (2)	2,087	4,447	5,377

Total revenues	69,357	74,790	73,163

Expenses:
Interest expense	4,114	4,957	7,028
Depreciation and amortization	14,960	14,305	13,841
Legal expenses	251	260	236
Operating and other expenses	6,840	7,229	6,696

Total expenses	26,165	26,751	27,801

Income before non-operating income and minority interest	43,192	48,039	45,362
Non-operating income	—	—	517
Minority interest	(307)	(343)	(343)

Income from continuing operations	42,885	47,696	45,536
Discontinued operations:
(Loss) income from discontinued operations	—	(47)	695
Gain on sale of assets, net	92	106	32,557

Net income from discontinued operations	92	59	33,252

Net income	42,977	47,755	78,788
Preferred stock buyback	989	—	—
Preferred stock dividends	(15,390)	(16,923)	(17,157)

Net income available to common stockholders	$28,576	$30,832	$61,631

Net Income per Common Share from Continuing Operations Net of Preferred Stock Dividends:
Basic	$1.24	$1.33	$1.22

Diluted	$1.24	$1.32	$1.21

Net Income Per Common Share from Discontinued Operations:
Basic	$0.00	$0.00	$1.42

Diluted	$0.00	$0.00	$1.41

Net Income Per Common Share Available to Common Stockholders:
Basic	$1.24	$1.33	$2.64

Diluted	$1.24	$1.32	$2.51

Basic weighted average shares outstanding	22,974	23,215	23,366

Comprehensive Income:
Net income	$42,977	$47,755	$78,788
Reclassification adjustment	(221)	(737)	(715)

Comprehensive income	$42,756	$47,018	$78,073

(1)
During 2008 and 2007, we received $3,917,000 and $1,267,000, respectively, in rental income and recorded $535,000 and $206,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
During 2008 and 2007, we recognized $728,000 and $1,327,000, respectively, of interest income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distributions
Balance—December 31, 2005	8,993	23,276	$213,317	$233	$331,415	$364,045	$(941)	$(443,376)
Conversion of 8.5% Series E Preferred Stock	(159)	318	(3,976)	3	3,973	—	—	—
Payments on stockholder notes	—	—	—	—	—	—	226	—
Reclassification adjustment	—	—	—	—	(3,123)	—	2,408	—
Repurchase of stock	—	(71)	—	(1)	(1,476)	—	—	—
Net income	—	—	—	—	—	78,788	—	—
Vested stock options	—	—	—	—	43	—	—	—
Stock option exercises	—	46	—	1	368	—	—	—
Vested restricted stock	—	—	—	—	949	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(17,157)
Common stock cash distributions ($1.44 per share)	—	—	—	—	—	—	—	(25,285)

Balance—December 31, 2006	8,834	23,569	209,341	236	332,149	442,833	1,693	(485,818)

Conversion of 8.5% Series E Preferred Stock	(32)	63	(788)	1	787	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(737)	—
Stock option exercises	—	34	—	—	191	—	—	—
Repurchase of stock	—	(893)	—	(9)	(18,759)	—	—	—
Issue restricted stock	—	99	—	1	(1)	—	—	—
Net income	—	—	—	—	—	47,755	—	—
Vested stock options	—	—	—	—	109	—	—	—
Vested restricted stock	—	—	—	—	2,133	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(16,923)
Common stock cash distributions ($1.50 per share)	—	—	—	—	—	—	—	(35,038)

Balance—December 31, 2007	8,802	22,872	208,553	229	316,609	490,588	956	(537,779)

Conversion of 8.5% Series E Preferred Stock	(124)	247	(3,085)	2	3,083	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(221)	—
Stock option exercises	—	17	—	—	416	—	—	—
Repurchase of stock	(636)	—	(15,908)	—	642	—	—	989
Net income	—	—	—	—	—	42,977	—	—
Vested stock options	—	—	—	—	1,088	—	—	—
Vested restricted stock	—	—	—	—	141	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,390)
Common stock cash distributions ($1.56 per share)	—	—	—	—	—	—	—	(36,012)

Balance—December 31, 2008	8,042	23,136	$189,560	$231	$321,979	$533,565	$735	$(588,192)

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$42,977	$47,755	$78,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing operations	14,960	14,305	13,841
Depreciation and amortization—discontinued operations	—	47	103
Minority interest	307	343	343
Stock-based compensation expense	1,229	2,242	992
Gain on sale of real estate and other investments, net	(92)	(106)	(33,074)
Straight-line rental income(1)	(3,492)	(4,765)	(3,085)
Other non-cash items, net	955	(1,213)	(772)
Decrease in interest receivable	152	410	487
(Increase) decrease in prepaid, other assets and allowance	(113)	139	161
Decrease in accrued interest payable	(98)	(9)	(172)
Decrease in accrued expenses and other liabilities	(401)	(523)	(45)

Net cash provided by operating activities	56,384	58,625	57,567
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(5,369)	(5,696)	(19,685)
Conversion of mortgage loans to owned properties	(13)	—	—
Proceeds from sale of real estate investments, net	555	322	54,035
Payment of deferred lease cost	—	—	(9,500)
Principal payments on mortgage loans receivable	18,990	33,004	31,509
Investment in real estate mortgages	(9,635)	(6,039)	—
Investment in marketable debt and equity securities	—	—	(1,440)
Proceeds from the redemption/sale of marketable securities(2)	—	3,885	1,957
Advances under notes receivable	(420)	(52)	(1,486)
Principal payments received on notes receivable	848	1,139	4,180

Net cash provided by investing activities	4,956	26,563	59,570
FINANCING ACTIVITIES:
Bank borrowings	—	—	2,000
Repayment of bank borrowings	—	—	(18,000)
Repayment of senior mortgage participation	—	—	(11,535)
Principal payments on mortgage loans, bonds payable and capital leases	(15,542)	(1,516)	(11,021)
Repurchase of common stock	—	(18,768)	(1,476)
Preferred stock buyback	(14,276)	—	—
Distributions paid to stockholders	(51,786)	(51,978)	(50,909)
Repayment of stockholder loans	—	—	226
Redemption of minority interests	(510)	—	—
Distributions paid to minority interests	(317)	(343)	(349)
Other	(422)	161	245

Net cash used in financing activities	(82,853)	(72,444)	(90,819)

(Decrease) increase in cash and cash equivalents	(21,513)	12,744	26,318
Cash and cash equivalents, beginning of year	42,631	29,887	3,569

Cash and cash equivalents, end of year	$21,118	$42,631	$29,887

Supplemental disclosure of cash flow information:
Interest paid	$3,879	$4,714	$7,045
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

(1)
During 2008 and 2007, we recorded $535,000 and $206,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
During 2007, we received $3,885,000 as a result of a partial redemption of our marketable debt securities from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

        LTC Properties, Inc. (or LTC), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (or REIT) that invests primarily in long-term care properties through mortgage loans, property lease transactions and other investments.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include the accounts of LTC, our wholly-owned subsidiaries and our controlled partnership. All intercompany investments, accounts and transactions have been eliminated. Control over the partnership is based on the provisions of the partnership agreement that provides us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, we, as the general partner, are responsible for the management of the partnership's assets, business and affairs. Our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets, among others. We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions. In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (appreciation).

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

        Financial Accounting Standards Board (or FASB) Interpretation No. 46(R) "Consolidation of Variable Interest Entities" (or FIN 46) addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires that we consolidate a "variable interest entity" if we are subject to a majority of the risk of loss from the "variable interest entity's" activities, or are entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about "variable interest entities" that we are not required to consolidate but in

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which we have a significant variable interest. We believe that as of December 31, 2008, we do not have investments in any entities that meet the definition of a "variable interest entity."

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (or SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

        On February 14, 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (or SFAS No. 157-1). SFAS No. 157-1 amends SFAS No. 157, to exclude the FASB issued Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (or SFAS No. 13), and other accounting

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141(R), "Business Combinations" (or SFAS No. 141(R)), regardless of whether those assets and liabilities are related to leases. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our results of operations or financial position.

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

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The fair value of investments in marketable debt securities at December 31, 2008 is based upon the market rate for those securities. The fair values of mortgage loans receivable and long-term debt obligations are based upon the estimates of management and on rates currently prevailing for comparable loans, and instruments of comparable maturities.

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2008 and 2007 assuming election of SFAS No. 159 were as follows (in thousands):

	At December 31, 2008			At December 31, 2007
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$77,541	$88,891	(1)	$91,278	$105,421	(1)
Marketable debt securities	6,468	6,110	(2)	6,464	6,955	(4)
Mortgage loans payable	32,063	32,914	(3)	47,165	48,832	(3)
Bonds payable	4,690	4,690	(4)	5,130	5,130	(4)

    (1)
    Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable as December 31, 2008 and 2007 was 7.5%.

    (2)
    Our investment in marketable debt securities is classified as Level 2 and thus the fair value is measured using quoted market rates for identical instruments in active markets from an independent third party source. The pricing of our marketable debt securities at December 31, 2008 and 2007 was 94% and 107%, respectively.

    (3)
    Our obligation under our mortgage loans payable is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management's estimates of rates currently prevailing for comparable loans available to us,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      and instruments of comparable maturities. At December 31, 2008 and 2007, the discount rate used to value our future cash outflow of our mortgage loans payable was 6.25%.

    (4)
    Our bonds payable are at a variable interest rate. The estimated fair value of our bonds payable approximated their carrying values at December 31, 2008 based upon prevailing market interest rates for similar debt arrangements.

        For discussion of our investments in mortgage loans receivable see Note 6. Real Estate Investments. For discussion of our investment in marketable debt securities see Note 8. Marketable Securities. For discussion of our mortgage loans payable, bonds payable and senior mortgage participation payable, see Note 9. Debt Obligations.

        Investments.    Investments and marketable debt and equity securities are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires that we categorize our investments as trading, available-for-sale or held-to-maturity. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, reported in other comprehensive income until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. Our investment in marketable debt securities is classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

        Revenue Recognition.    Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received.

        Rental income from operating leases is recognized in accordance with U.S. generally accepted accounting principles, including Statement of Financial Accounting Standards No. 13"Accounting for Leases" (or SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 "Revenue Recognition" (or SAB No.101) as amended by SEC Staff Bulletin No. 104 "Revenue Recognition in Financial Statements" (or SAB No. 104). Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows: (i) a specified annual increase over the prior year's rent, generally between 2.0% and 2.5%; (ii) an increase based on the change in the Consumer Price Index from year to year; (iii) an increase derived as a percentage of facility net patient revenues in excess of base revenue amounts or (iv) specific dollar increases over prior years. SAB No. 104 does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

        Rental revenues relating to non-contingent leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset included in our balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rent in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured.

        We will defer recognition of the straight-line rental income if the lessee becomes delinquent in rent owed under the terms of the lease. If it is determined that the delinquency is temporary, we will resume booking rent on a straight-line basis once payment is received for past due rents. If it appears that we will not collect future rent under the delinquent lease, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable.

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

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, differs from net income for financial statement purposes principally due to the treatment of certain interest income, other expense items, impairment charges, and depreciable lives and basis of assets. At December 31, 2008, the book basis of our net assets exceeded the tax basis (unaudited) by approximately $55,515,000, primarily due to additional depreciation taken for tax purposes.

        At December 31, 2006, we expensed $950,000 related to a closing agreement with the Internal Revenue Service (or IRS). During 2006 we voluntarily approached the IRS to correct a technical violation in our filing for the year 2000, which is a closed year, and paid the $950,000 to them in the first quarter of 2007.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (or FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material effect on our consolidated financial statements.

        We may from time to time be assessed interest or penalties by certain tax jurisdictions. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (or FSP No. EITF 03-6-1). Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact of adopting FSP No. EITF 03-6-1 on our earnings per share.

        Stock-Based Compensation.    SFAS No. 123 (revised 2004), "Share-Based Payment", is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (or APB 25) and its related interpretations, and amends SFAS No. 95 "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R), using the "modified prospective" method, effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, discount rate and the termination discount factor. If management incorrectly estimates these variables,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the results of operations could be affected. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this new reporting requirement did not have an impact on our statement of cash flows.

        Segment Disclosures.    SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of our operations comprise one operating segment.

Impact of New Accounting Pronouncement

        In December 2007, the FASB issued SFAS No. 141(R) which requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) is effective for fiscal years beginning December 15, 2008. We are currently evaluating the impact of the application of SFAS No.141(R) on our results of operations and financial position.

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

        In 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc (or ALC). ALC is now a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (or Extendicare REIT) listed on the Toronto Stock Exchange (or TSX). Both Extendicare REIT and ALC continue to be parties to the leases with us.

        Alterra Healthcare Corporation (or Alterra) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Subsequent to December 31, 2008, the name Alterra Healthcare Corporation was changed to Brookdale Senior Living Communities, Inc.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes Extendicare REIT's, ALC's and Brookdale's financial information as of and for the nine months ended September 30, 2008 per the operators' public filings (in thousands). Our other operator is privately owned and thus no public financial information is available:

	(UNAUDITED)
	Extendicare REIT(1)	ALC	Brookdale
Current assets	$433,215	$23,969	$264,689
Non-current assets	1,188,119	444,669	4,422,237
Current liabilities	308,225	46,940	864,223
Non-current liabilities	1,334,145	138,139	2,587,501
Stockholders' (deficit) equity	(21,036)	283,559	1,235,202
Gross revenue	1,482,228	176,468	1,441,126
Operating expenses	1,451,679	152,889	1,457,342
Income (loss) from continuing operations	16,631	11,293	(94,455)
Net income (loss)	17,858	11,293	(94,455)
Cash provided by operations	58,803	40,296	107,354
Cash used in investing activities	(44,129)	(24,053)	(101,700)
Cash provided by (used in) financing activities	66,721	(23,962)	(50,673)

(1)
The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

*
The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies' available public filing and, therefore, we have not independently verified the accuracy of such information.

        Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.2%, or $61,819,000, of our total assets at December 31, 2008 and 16.7% of rental revenue and interest income from mortgage loans recognized as of December 31, 2008 excluding the effects of straight-line rent and effective interest income from mortgage loans.

        Alterra leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.1%, or $61,334,000, of our total assets at December 31, 2008 and 15.5% of rental revenue and interest income from mortgage loans recognized as of December 31, 2008 excluding the effects of straight-line rent and effective interest income from mortgage loans.

        Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 12.6%, or $63,543,000, of our total assets at December 31, 2008 and 14.8% of rental revenue and interest income from mortgage loans recognized as of December 31, 2008 excluding the effects of straight-line rent and effective interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2008	2007	2006
	(in thousands)
Non-cash investing and financing transactions:
Property exchange	$—	$—	$3,410
Conversion of mortgage loans to owned properties	4,704	—	—
Increase (Decrease) in short term notes / mortgage loans receivable related to the disposition of real estate properties	—	530	(1,500)
Conversion of preferred stock to common stock	3,085	788	3,976
Redemption of minority interest	136	—	—
Restricted stock issued, net of cancellations	—	1	—
Capital improvement holdback from investments in notes / mortgage loans receivable	—	130	432
Application of a prior year capital expenditure funding	—	—	489

5. Impairment Charge

        No impairment charges were recorded during 2008, 2007 or 2006. We have evaluated all assets and believe there were no other than temporary impairments. However in past years, the long-term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

6. Real Estate Investments

        Mortgage Loans.    At December 31, 2008, we had 43 mortgage loans secured by first mortgages on 39 skilled nursing properties with a total of 4,498 beds, 16 assisted living residences with 714 units and one school. These properties are located in 16 states. At December 31, 2008, the mortgage loans had interest rates ranging from 7.3% to 13.7% and maturities ranging from 2009 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2008 and 2007, the carrying values of the mortgage loans were $77,541,000 and $91,278,000, respectively. Scheduled principal payments on mortgage loans are $11,777,000; $4,964,000; $10,854,000; $5,393,000; $18,633,000 and $25,920,000 in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

        During the year ended December 31, 2008, we invested $9,085,000, net of closing fees, in three mortgage loans. One loan secured by an assisted living property located in Florida with 41 units in the amount of $1,000,000 has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009. The second loan secured by six assisted living properties located in Texas with 108 units in the amount of $6,800,000 has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018. The final loan secured by a skilled nursing property located in Utah with 84 beds in the amount of $1,400,000 has an initial interest rate of 10.0% increasing 0.15% annually, with a 20-year amortization and matures in 11 years. We also invested $550,000 under three mortgage loans for capital improvements at an average rate of 11.07%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Additionally, during the year ended December 31, 2008, we received $14,248,000 plus accrued interest related to the payoff of nine mortgage loans secured by nine skilled nursing properties and received $4,742,000 in regularly scheduled principal payments.

        During the year ended December 31, 2007, we invested $6,039,000, net of closing fees and capital improvement holdbacks in two mortgage loans with the same borrower on two skilled nursing properties located in Texas. One loan in the amount of $4,000,000 is secured by a first trust deed on a property with 230 licensed beds of which 172 beds are Medicaid licensed. The other loan in the amount of $2,200,000 is secured by a first trust deed on a property with 117 licensed beds of which 114 are Medicaid licensed. Both loans have an initial interest rate of 9.75%, increasing 0.15% annually, with a 20-year amortization and mature in 10 years. The borrower has entered into separate operating leases with one of our existing operators. We also received a $530,000 mortgage loan secured by a skilled nursing property located in Tennessee in connection with the sale of 59-bed skilled nursing property. See Owned Properties and Lease Commitments below for further detail on the sale. This loan has a fixed interest rate of 11% and was paid off in July 2008. During the year ended December 31, 2007 we also received $28,509,000 related to the payoff of 11 mortgage loans secured by 14 skilled nursing properties located in various states. We also received $4,495,000 in regularly scheduled principal payments.

        Owned Properties.    At December 31, 2008, we owned properties in 23 states consisting of 62 skilled nursing properties with a total of 7,209 beds, 85 assisted living properties with 3,884 units and one school. Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years. Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four ways depending on specific provisions of each lease: (i) a specified percentage increase over the prior year, generally between 2.0% and 2.5%; (ii) the higher of (i) or a calculation based on the Consumer Price Index; (iii) as a percentage of facility net patient revenues in excess of base amounts or (iv) specific dollar increases. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Contingent rent income for the years ended December 31, 2008, 2007 and 2006 was not significant in relation to contractual base rent income.

        During the year ended December 31, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party. We received net cash proceeds of $555,000 and recognized a $92,000 gain on sale. We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2,000,000 to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property. This investment will be at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011. Additionally, during the twelve months ended December 31, 2008, we invested $2,996,000, at an average yield of approximately 10%, under existing commitment agreements to expand and renovate 13 existing properties operated by seven different operators. As of December 31, 2008, the total commitment remaining for projects currently under renovation was $3,682,000. We also invested $1,359,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment. See Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

        During the year ended December 31, 2007 we sold a closed, previously impaired skilled nursing property located in Texas to a third party for $166,000. We also sold a 59-bed skilled nursing property

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

located in Tennessee to a third party for $700,000. We received $322,000 in cash proceeds net of closing costs resulting from these sold properties and received a mortgage loan of $530,000 secured by the first mortgage on the skilled nursing property located in Tennessee. As a result of these two sales, we recognized a gain net of selling expenses of $106,000 in 2007. Additionally, we invested $4,014,000 at an average yield of approximately 10% under agreements to renovate 20 properties operated by nine different operators. We also invested $1,682,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        During 2006 we sold four assisted living properties located in various states with a total of 431 units and one 174-bed skilled nursing property located in Arizona. We recognized a gain of $32,557,000 on the two transactions and received total net proceeds of $3,410,000 in property associated with the exchange described below and $54,035,000 in cash, after paying both closing costs and a $3,824,000 8.75% State of Oregon bond obligation related to one of the properties sold. See Note 9. Debt Obligations for further discussion of the debt payoff. In 2005 we sold an option to purchase the four assisted living properties to Sunwest Management Inc. (or Sunwest) for $2,000,000. In exchange for the right to purchase the properties for $58,500,000 we received $500,000 in cash and a note receivable for $1,500,000. The proceeds from the sale of the purchase option were applied to the proceeds of the sale of the four assisted living properties in 2006.

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

        Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations as required by SFAS No. 144, was $14,709,000, $14,032,000 and $13,581,000 for the years ended December 31, 2008, 2007 and 2006.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent are: $56,299,000; $58,230,000; $59,742,000; $60,534,000; $61,412,000 and $343,936,000 for the years ending December 31, 2009, 2010, 2011, 2012, 2013, and thereafter.

        Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	For the year ended December 31,
	2008	2007	2006
Rental income	$—	$—	$725
Interest and other income	—	—	97

Total revenues	—	—	822
Interest expense	—	—	17
Depreciation and amortization	—	47	103
Operating and other expenses	—	—	7

Total expenses	—	47	127

(Loss) Income from discontinued operations	$—	$(47)	$695

        Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate investments are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Sunwest Management Inc.    On August 19, 2008 we disclosed in a voluntary Current Report on Form 8-K filed with the Securities and Exchange Commission that we had received letters from companies affiliated with Sunwest Management, Inc. (or Sunwest) explaining that Sunwest was experiencing certain negative cash shortfalls which they attributed to properties that had not yet matured in terms of occupancy. Our relationship with Sunwest is limited to only four properties: two mortgage loans secured by properties in Texas and a master lease covering two properties in California. We have acted to preserve our investments with respect to Sunwest as described below.

        During the year ended December 31, 2008 we did not receive August or September payments on a $1,523,000 loan at an interest rate of 11.15% and secured by a first mortgage on a 165-unit assisted living property in Mesquite, Texas operated by Sunwest. However, in October we received from non-Sunwest equity investors in this property the payment of all past due interest, property tax impounds, attorney's fees and a $50,000 replacement reserve. Interest on the loan, which matures November 19, 2011, represented 1.7% of our interest income from mortgage loans for the year ended December 31, 2008. On October 31, 2008, we completed an assignment and assumption of the loan to an entity formed by the non-Sunwest equity investors. One of the non-Sunwest equity investors is operating the property.

        During the year ended December 31, 2008 we did not receive August or September payments on a $4,704,000 loan at an interest rate of 11.15% and secured by a first mortgage on a 140-unit independent living property in Fort Worth, Texas operated by Sunwest. Accordingly we did not record interest income of $131,000 in the third quarter of 2008 related to this mortgage loan. Interest on the loan represented 5.0% of our interest income from mortgage loans for the three months ended June 30, 2008. On October 7, 2008 we acquired the property through foreclosure for $4,717,000, the amount of the debt outstanding and capitalized fees associated with the foreclosure. The property is being operated by a third party under a 10-year lease with two five-year renewal options. The lease provides for a 10-month rent abatement. The annual minimum rent is $90,000 for 2009, $525,000 for 2010, $600,000 for 2011 and increases 3% annually commencing January 1, 2012 and thereafter. Beginning January 1, 2011, total rent payable annually will be equal to 25% of gross revenues but never less than the minimum rent as defined by the lease agreement. We agreed to provide funding up to $875,000 for specific capital improvements to the leased property with the yield included in the initial lease rate. The capital improvements deadline is October 7, 2010. See Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

        During the year ended December 31, 2008 we did not receive August, September, October or November payments on a master lease covering a 109-unit assisted living property in Vacaville, California and a 113-unit assisted living property in Bakersfield, California operated by Sunwest. The total monthly lease payment under the master lease agreement was approximately $208,000 per month or approximately 4.5% of our monthly rental income as of August 2008. Accordingly we did not record rental income of $832,000 and wrote-off $124,000 of straight-line rent receivable in 2008 related to this lease. Our total gross investment in the properties under the master lease is approximately $26,156,000 or 4.5% of our gross investments in real estate as of December 31, 2008. As of December 31, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16,054,000 secured by the master lease properties. Specifically, the outstanding principal balance on the Bakersfield property was $8,202,000 at a rate of 8.43% and is due October 1, 2009, and the outstanding principal balance on the Vacaville property was $7,852,000 at a rate of 8.69% and is due August 1, 2010. On December 1, 2008, we leased these properties to a third party under a 10-year lease with two five-year renewal options. The annual minimum rent will be $1,800,000 for the first lease year, $2,100,000 for the second lease year, $2,500,000 for the third lease year and increases 3% annually commencing on December 1, 2011 and thereafter. We agreed to provide capital improvement funding up to $1,500,000 allocated in two tranches of $750,000 each. The yield on the first tranche is included in the initial lease rate and the second tranche is at an 8.5% yield. The capital improvement deadline is December 1, 2010. See Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Notes Receivable

        During 2008, we funded $420,000 and received $848,000 in principal payments under various loans and line of credit agreements with certain operators. At December 31, 2008, we had 6 loans outstanding with a carrying value of $2,895,000 at a weighted average interest rate of 11.84%.

8. Marketable Securities

        At December 31, 2008 and 2007, we had a $6,500,000 investment in Skilled Healthcare Group, Inc.'s (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG.

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

9. Debt Obligations

        Bank Borrowings.    During 2008, we amended and extended our Unsecured Revolving Credit Agreement at an initial commitment amount of $80,000,000. The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120,000,000. The prior agreement did not have an expansion provision. The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011. The pricing under the amended Unsecured Revolving Credit Agreement remains the same as under our prior credit agreement, either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate. Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

          (i)    a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0,

          (ii)   a ratio not greater than .35 to 1.0 of secured debt to total asset value

          (iii)  a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and

          (iv)  a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

        At December 31, 2008, we had no outstanding borrowings under our Unsecured Revolving Credit Agreement and the full amount was available for borrowing. Also, at December 31, 2008 we were in compliance with all covenants.

        Mortgage Loans Payable.    During 2008, we paid off a mortgage loan in the amount of $14,188,000 secured by four assisted living properties located in Ohio. The retired debt bore an interest rate of 7.27%. We also paid $914,000 in regularly scheduled principal payments. At December 31, 2008 we had

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

four mortgage loans outstanding with a carrying value of $32,063,000 at a weighted average interest rate of 8.68%.

        As of December 31, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16,054,000, which is included in our outstanding mortgage loan payable, on the master lease properties and secured by the master lease properties. Specifically, the outstanding principal balance on the Bakersfield property was $8,202,000 at a rate of 8.43% and is due October 1, 2009, and the outstanding principal balance on the Vacaville property was $7,852,000 at a rate of 8.69% and is due August 1, 2010. See Note 6. Real Estate Investments for further discussion on Sunwest.

        The following table represents the year-end balances of our mortgage loans payable and weighted average interest rates allocated by maturity date (dollar amounts in thousands):

Maturity	Total Loan Balance at December 31, 2008	Rate	Total Loan Balance at December 31, 2007	Rate
2009	$24,211	8.68%	$24,781	8.68%
2010	7,852	8.69%	8,005	8.69%

	$32,063		$32,786

        As of December 31, 2008 and 2007 the aggregate carrying value of real estate properties securing our mortgage loans payable was $38,702,000 and $57,088,000, respectively.

        Bonds Payable.    At December 31, 2008 and 2007 we had outstanding principal of $4,690,000 and $5,130,000, respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2008, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 4.78%. During 2008 and 2007 we paid $440,000 and $415,000 in regularly scheduled principal payments. As of December 31, 2008 and 2007, the aggregate carrying value of real estate properties securing our bonds payable was $7,707,000 and $7,971,000, respectively.

        During 2006 we prepaid on our $3,824,000 multi-unit housing tax-exempt revenue bond that bore interest at 8.75% and was secured by one assisted living property in Oregon using the proceeds received from the sale of the four assisted living properties as described in Note 6. Real Estate Investments.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounted for the participation transaction as a secured borrowing under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        During 2006 the Senior Participation was repaid in full receiving a principal payment of $10,767,000 from the payoff of three mortgage loans and the refinance of six mortgage loans in the Participation Loan Pool. Also during 2006 the Senior Participation received scheduled principal payments of $767,000. We had no Senior Participation balance at December 31, 2007 and 2008.

        Scheduled Principal Payments.    Total scheduled principal payments for our mortgage loans payable, and bonds payable as of December 31, 2008 were $24,843,000; $8,180,000; $530,000; $565,000; $600,000 and $2,035,000 in 2009, 2010, 2011, 2012, 2013 and thereafter.

10. Stockholders' Equity

        Preferred Stock.    Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,				Carrying Value at December 31,
			Liquidation Value Per share	Dividend Rate
Issuance	2008	2007			2008	2007
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative Convertible Preferred Stock	38,716	162,135	$25.00	8.5%	$23.84	$23.84
Series F Cumulative Preferred Stock	6,003,700	6,640,000	$25.00	8.0%	$23.99	$23.99

        Our Series C Cumulative Convertible Preferred Stock (or Series C Preferred Stock) is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2008 and 2007.

        Our Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) is convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. Dividends are payable quarterly. During 2008, holders of 123,419 shares of Series E Preferred Stock notified us of their election to convert such shares into 246,838 shares of common stock. During 2007, holders of 31,509 shares of Series E Preferred Stock notified us of their election to convert such shares into 63,018 shares of common stock. During 2006, holders of 159,031 shares of Series E Preferred Stock notified us of their election to convert such shares into 318,062 shares of common stock. Total shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock were 77,432 at December 31, 2008. Subsequent to December 31, 2008, holders of 900 shares of Series E Preferred Stock notified us of their election to convert such shares into 1,800 shares of common stock. Subsequent to this most recent conversion, there are 37,816 shares of our Series E Preferred Stock outstanding.

        Our Series F Cumulative Stock (or Series F Preferred Stock) is not redeemable prior to February 23, 2009, except as necessary to preserve our status as a real estate investment trust. On or after February 23, 2009, we may, at our option, redeem the Series F Preferred Stock, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption. The dividend rate is 8.0% and the liquidation value is $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. During 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our Series F Preferred Stock at an average cost of $22.44 per

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share, including commissions. The Series F preferred stock has a liquidation value of $25.00 per share. As required by EITF D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock," the discounted purchase price on these shares, which is the liquidation value over the fair value, is reflected on the income statement netted with the original issue discount and is added to net income in calculating the allocation of net income available to common shareholders. At December 31, 2008 there were 6,003,700 shares of our Series F Preferred Stock outstanding.

        While outstanding, the liquidation preferences of the preferred stocks are pari passu. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

        Common Stock.    During 2006 we repurchased and retired 71,493 shares of common stock for an aggregate purchase price of $1,476,000 or $20.65 per share. The shares were purchased on the open market under a Board authorization to purchase up to 5,000,000 shares. Including these purchases, 2,604,393 shares were purchased under this authorization. In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock. In January 2008, the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. During 2007 we repurchased and retired 893,079 shares of common stock for an aggregate purchase price of $18,768,000 or $21.01 per share, including commissions. The shares were purchased on the open market under the new Board authorization discussed above. After this common stock repurchase and the Preferred stock repurchase, as mentioned above, we continue to have an open Board authorization to purchase an additional 3,470,621 shares.

        At December 31, 2008 we have one limited partnership and reserved 179,882 shares of our common stock under this partnership agreement. We consolidate the limited partnership since we exercise control and we carry the minority interest at cost. The limited partners can exercise their conversion rights and be paid, at our election, in shares of our common stock or for an amount of cash approximating the then current market value of shares of our common stock. Historically, we have elected to pay cash upon limited partners' election to exercise their conversion rights. If we elected to issue shares of our common stock upon limited partners' election to exercise their conversion rights, the carrying amount of the partnership is reclassified to stockholder's equity.

        During 2008 one of our limited partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership. In accordance with the limited partnership agreement, we paid $510,000 for the redemption of 22,000 shares owned by the limited partner. Since the market value of the common stock converted was greater than the book value of the partnership interests received, we recognized a $136,000 increase in the basis of the properties underlying the limited partnership interest acquired. At December 31, 2008 the carrying value (excluding accrued preferred returns) and the market value of the partnership conversion rights are $3,058,000 and $3,648,000, respectively.

        Available Shelf Registrations.    During 2007 we filed a Form S-3 "shelf" registration statement which became effective August 7, 2007 and provides us with the capacity to offer up to $300,000,000 in our debt and/or equity securities. At December 31, 2008 we had $300,000,000 available under the "shelf" registration.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Dividend Distributions.    We declared and paid the following cash dividends on our common and preferred stock (in thousands):

	Year ended December 31, 2008				Year ended December 31, 2007				Year ended December 31, 2006
	Declared		Paid		Declared		Paid		Declared		Paid
Preferred Stock
Series C	$3,272		$3,272		$3,272		$3,272		$3,272		$3,272
Series E	110		176		371		388		605		689
Series F	12,008		12,326		13,280		13,280		13,280		13,280

Total Preferred	15,390		15,774		16,923		16,940		17,157		17,241
Common Stock	36,012	(1)	36,012	(1)	35,038	(2)	35,038	(2)	25,285	(3)	33,668	(4)

Total	$51,402	(5)	$51,786	(5)	$51,961	(5)	$51,978	(5)	$42,442	(5)	$50,909	(5)

(1)
Represents $0.130 per share per month for the year ended December 31, 2008.

(2)
Represents $0.125 per share per month for the year ended December 31, 2007.

(3)
Represents $0.12 per share per month declared for April through December. Dividends for the first quarter of 2006 were declared and accrued during fourth quarter of 2005.

(4)
Represents $0.12 per share per month for the year ended December 31, 2006.

(5)
The difference between declared and paid is the change in distributions payable on the balance sheet.

        Subsequent to December 31, 2008, we declared a monthly cash dividend of $0.13 per share on our common stock for the months of January, February and March 2009, payable on January 30, February 27 and March 31, 2009, respectively, to stockholders of record on January 22, February 19 and March 23, 2009, respectively.

        Other Equity.    At December 31, 2008 and 2007, Other Equity consisted of $735,000 and $956,000, respectively, of accumulated other comprehensive income.

        Accumulated Other Comprehensive Income.    During the years we had investments in REMIC Certificates, we retained the non-investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under EITF No. 02-9 (or EITF 02-9) "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold", a Special Purpose Entity (or SPE) may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by EITF 02-9, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        During 2006, the last remaining note receivable from stockholders with a balance of $226,000 was paid in full. We currently have no loan programs for officers and/or directors and do not provide any guarantee to any officer and/or director or third party relating to purchases and sales of our equity securities. At December 31, 2008 and 2007, no loans were outstanding.

        Stock Based Compensation Plans.    During 2008 we adopted and our shareholders approved The 2008 Equity Participation Plan which replaces The 2004 Restricted Stock Plan, The 2004 Stock Option Plan and The 1998 Equity Participation Plan. Under The 2008 Equity Participation Plan, 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2008 Equity Participation Plan are set by our compensation committee at its discretion. During 2008 neither stock options nor restricted stock were granted under this plan.

        During 2004 we adopted and our stockholders approved The 2004 Stock Option Plan under which 500,000 shares of common stock have been reserved for incentive and nonqualified stock option grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Stock Option Plan are set by our compensation committee at its discretion. During 2008 no stock options were granted under this plan. Also, during 2008 this plan was terminated and replaced by The 2008 Equity Participation Plan, as mentioned above. During 2007 we granted 174,500 stock options at $23.79 per share and 30,000 stock options at $23.47 per share under this plan. These shares vest ratably over a three-year period. During 2006 no stock options were granted under this plan. Total shares available for future grant under The 2004 Stock Option Plan as of December 31, 2007 and 2006 were 265,500 and 470,000, respectively. All stock options outstanding that were granted under The 2004 Stock Option Plan vest over three years from the original date of grant. Unexercised stock options expire seven years after the date of vesting.

        Our stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock were reserved. The plan provides for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. The terms of the awards granted under the Plan are set by our compensation committee at its discretion; however, in the case of incentive stock options, the term may not exceed 10 years from the date of grant. During 2008 neither stock options nor restricted stocks were granted under the plan. Also, during 2008 this plan was terminated and replaced by The 2008 Equity

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Participation Plan, as mentioned above. During 2007 we issued 40,000 shares of restricted stock at $25.98 per share, 46,500 shares of restricted stock at $23.79 per share and 3,766 shares of restricted stock at $23.47 per share under this plan. These shares vest ratably over a three-year period. During 2006 neither stock options nor restricted stock were granted under the plan. Total shares available for future grant under the 1998 Equity Participation Plan as of December 31, 2007 and 2006 were 9,350 and 99,616, respectively. All stock options and restricted stock outstanding that were granted under the 1998 Equity Participation Plan vest over three to five years from the original date of grant. Unexercised stock options expire seven years after the date of vesting.

        Our stockholders previously approved the 1992 Stock Option Plan. All shares reserved under the 1992 Stock Plan have vested, been exercised, and been issued. The 1992 Stock Option Plan no longer is effective.

        Nonqualified stock option activity for the years ended December 31, 2008, 2007 and 2006, was as follows:

	Shares			Weighted Average Price
	2008	2007	2006	2008	2007	2006
Outstanding, January 1	234,500	64,000	110,200	$22.71	$10.33	$9.26
Granted	—	204,500	—	$—	$23.74	$—
Exercised	(17,500)	(34,000)	(46,200)	$23.79	$5.64	$7.77
Canceled	—	—	—	$—	$—	$—

Outstanding, December 31	217,000	234,500	64,000	$22.62	$22.71	$10.33

Exercisable, December 31(1)	80,663	25,000	40,000	$25.88	$14.85	$7.07

(1)
The aggregate intrinsic value of exercisable options at December 31, 2008, based upon the closing price of our common shares at December 31, 2008, amounted to approximately $139,000. Options exercisable at December 31, 2008 have a weighted average remaining contractual life of approximately 5.9 years.

        During 2008 a total of 17,500 options were exercised at a total option value of $416,000 and a total market value as of the exercise dates of $519,000.

        Restricted stock activity for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Outstanding, January 1	137,354	130,522	177,495
Granted	—	98,500	—
Vested	(48,904)	(91,668)	(46,973)
Canceled	—	—	—

Outstanding, December 31	88,450	137,354	130,522

Compensation Expense for the year (1)	$1,088,000	$2,132,000	$953,000

    (1)
    At December 31, 2008, the total compensation cost related to unvested restricted stock granted is $1,326,000, which will be recognized over the remaining vesting period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2004, we adopted and our stockholders approved The 2004 Restricted Stock Plan under which 100,000 shares of common stock have been reserved for restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under The 2004 Restricted Stock Plan are set by our compensation committee at its discretion. During 2008 we did not issue any shares of restricted stock. Also, during 2008 this plan was terminated and replaced by The 2008 Equity Participation Plan, as mentioned above. During 2007 we issued 8,234 shares of restricted stock at $23.47 per share. These shares vest ratably over a three-year period. During 2006 we did not issue any shares of restricted stock. Total shares available for future grant under The 2004 Restricted Stock Plan as of December 31, 2007 and 2006 were 0 and 8,234, respectively.

        During 2007 we extended the vesting of 27,120 shares of unvested restricted stock to align the vesting dates with the 40,000 share of restricted stock grant previously discussed. The impact on future compensation expense we will recognize related to this vesting modification is immaterial. Additionally, during 2007 we modified the vesting of 54,960 shares of unvested restricted stock by accelerating the vesting so that the 54,960 shares vest ratably from March through December 2007. Prior to this modification the shares were vesting in two traunches ratably over two and three years, respectively. The accelerated compensation expense we recognized related to this vesting acceleration was $551,000 in 2007.

        Prior to January 1, 2006, deferred compensation related to the award modification was being amortized to compensation expense over the service period. Effective January 1, 2006, we adopted SFAS No. 123(R) which requires that an equity instrument such as restricted stock, not be recognized until the compensation cost related to that instrument is recognized. This accounting differs from APB Opinion No. 25 "Accounting for Stock Issued to Employees" (or APB 25) whereby we recorded the grant of non-vested restricted stock in capital with an offsetting contra-equity account, deferred compensation, which was amortized to expense over the vesting period. As required by SFAS No. 123(R), we reversed the contra-equity deferred compensation balance (i.e., netted it against additional paid-in capital) on January 1, 2006. Effective January 1, 2006, additional paid-in capital and associated compensation expense related to restricted stock vesting is being recognized over the service period.

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

        As of December 31, 2008, 2007 and 2006, there were 217,000, 234,500, and 64,000 options outstanding, respectively. The fair value of these options was estimated utilizing the Black-Scholes-

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merton valuation model and assumptions as of each respective grant date. The estimates for the fair value of options granted during 2008, 2007, and 2006 were as follows:

	Options Granted	Weighted Average Expected Life (in years)	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Expected Dividend Yield	Weighted Average Fair Value
2008	—	—	—	—	—	$—
2007	174,500	3	0.187	4.66%	6.31%	$2.04
	30,000	3	0.195	5.03%	6.39%	$2.18
2006	—	—	—	—	—	$—

        The weighted average exercise price of the options was $22.62, $22.71 and $10.33 and the weighted average remaining contractual life was 1.3, 2.5 and 0.5 years as of December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the total compensation cost related to unvested stock options granted is $199,000, which will be recognized over the remaining vesting period.

11. Commitments and Contingencies

        The following table summarizes our capital improvement commitments as of December 31, 2008 (dollar amounts in thousands):

Original Commitment(9)		Expiration Date	Investment at 12/31/08		Open Commitment		Estimated Yield		Property Type	Properties	Major Operator
$650		3/31/2009	$124		$526		13.00%	(1)	SNF	1	N/A
2,500		12/4/2009	—		2,500		10.00%	(2)	ALF	35	Alterra
500		3/31/2010	273		227		11.00%	(2)	SNF	1	Preferred Care
2,000		3/31/2010			2,000		11.00%	(1)	SNF	1	Preferred Care
4,000		3/31/2010			4,000		11.00%	(1)	SNF	1	Preferred Care
875		10/7/2010	7	(8)	868			(6)	ALF	1	N/A
2,500		6/16/2010	2		2,498		10.00%	(1)	SNF	1	N/A
1,500		12/1/2010			1,500			(5)	ALF	2	N/A
2,000		1/18/2011	—		2,000			(4)(1)	SNF	1	N/A
5,000	(7)	12/31/2014	—		5,000	(7)		(3)	ALF	37	ALC

$21,525			$406		$21,119

(1)
Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)
Minimum rent will increase on the 1st of each month by the amount advanced in the previous month.

(3)
9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

(4)
The higher of one-year LIBOR plus 5.3% or 10%

(5)
The commitment is allocated in two tranches of $750,000 each. The yield for the first tranche is included in the initial lease rate; the yield for the second tranche is 8.5% with minimum rent increases as per Footnote (2).

(6)
The yield is included in the initial lease rate.

(7)
$5,000,000 per year for the life of the lease.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)
Subsequent to December 31, 2008, we invested an additional $80,000 under this agreement.

(9)
Subsequent to December 31, 2008, we committed to provide a lessee with capital improvement commitment of $100,000 for specific capital improvements to the skilled nursing property they lease from us. It is available in two tranches of $50,000 each. The yield for the first tranche is built in to the lease payments; the yield for the second tranche is 10% with a minimum rent increase upon the earlier of the improvement deadline or final funding and project completion.

        The following table summarizes our loan commitments as of December 31, 2008 (dollar amounts in thousands):

Original Commitment(1)	Expiration Date		Investment at 12/31/08	Open Commitment at 12/31/08	Yield	Property Type	Properties	Major Operator
$400	1/1/2009	(3)	$107	$293	(2)	SNF	1	N/A
200	3/31/2009		20	180	10.00%	SNF	1	N/A
450	6/30/2009		250	200	8.75%	SNF	3	N/A

$1,050			$377	$673

(1)
Subsequent to December 31, 2008, we committed to provide the following accounts receivable financing: (a) a loan with a credit limit not to exceed $20,000 with an interest rate of 10% and a maturity date of July 31, 2009 on an assisted living property, and (b) a loan with a credit limit not to exceed $75,000 with an interest rate of 10% and a maturity date of December 31, 2009 on a skilled nursing property. To date, no funds have been requested under either of these agreements.

(2)
The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate of the existing loan. The monthly loan payment will increase at each increase to the principal balance. The interest rate at December 31, 2008 is 10.6%

(3)
Subsequent to December 31, 2008, the maturity date was extended to July 1, 2009.

12. Transactions with Related Party

        We have entered into transactions with Skilled Healthcare Group, Inc. (or SHG). One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinate Notes with a face rate of 11.0% and an effective yield of 11.1%. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes. In May 2007, SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest. As a result of this early redemption we received $3,885,000 in proceeds including additional interest income of $385,000 in 2007. At December 31, 2008 and 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes. During 2008 and 2007, we recognized $728,000 and $1,327,000, respectively, of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

        In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). In February 2006 we entered into a 15-year master lease agreement with Laurel. One of the assets

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SHG purchased was Laurel's leasehold interests in the skilled nursing properties Laurel leased from us under the master lease agreement. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG. During 2008 and 2007, SHG paid us $3,917,000 and $1,267,000 in rent, respectively. During 2008 and 2007, we recorded $535,000 and $206,000, respectively, of straight-line rental income from SHG. At December 31, 2008 and 2007, the straight-line rent receivable from SHG was $2,037,000 and $1,502,000, respectively.

        Also during 2007 we committed to provide SHG with $800,000 to invest in capital improvements on five skilled nursing properties they lease from us. The commitment includes interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment. Upon final distribution of the capital allowance, minimum rent shall increase by the total commitment multiplied by 10%. During 2007 and 2008 we funded $674,000 and $46,000, respectively, under this commitment. The capital improvements on this commitment have been completed and the commitment has expired.

13. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2008, 2007, and 2006 were cash distributions.

        The federal income tax classification of the per share common stock distributions are (unaudited):

	Year Ended December 31,
	2008	2007	2006
Ordinary income	$1.557	$1.489	$0.405
Non-taxable distribution	—	—	—
Section 1250 capital gain	—	—	0.243
Long term capital gain	0.003	0.011	0.792

Total	$1.560	$1.500	$1.440

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income Per Common Share

        Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2008		2007		2006
Net income	$42,977		$47,755		$78,788
Preferred Stock Buyback	989		—		—
Preferred dividends	(15,390)		(16,923)		(17,157)

Net income for basic net income per common share	28,576		30,832		61,631
Other dilutive securities	110	(1)	371	(1)	4,219	(2)

Net income for diluted net income per common share	$28,686		$31,203		$65,850

Shares for basic net income per common share	22,974		23,215		23,366
Stock options and unvested restricted stock	53		63		50
Other dilutive securities	104	(1)	349	(1)	2,770	(2)

Shares for diluted net income per common share	23,131		23,627		26,186

Basic net income per common share	$1.24		$1.33		$2.64

Diluted net income per common share	$1.24		$1.32		$2.51

(1)
The Series C Cumulative Convertible Preferred Stock and the convertible limited partnership units have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

(2)
Includes Series C Cumulative Convertible Preferred Stock, the Series E Cumulative Convertible Preferred Stock and the convertible limited partnership units.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information (Unaudited)

	For the quarter ended
	March 31,	June 30,		September 30,	December 31,
	(in thousands except per share amounts)
2008
Revenues(2)	$17,847	$17,851		$16,999	$16,660
Net income from discontinued operations	92	—		—	—
Net income available to common stockholders	8,289	7,530		6,784	5,973
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.36	$0.33		$0.29	$0.26
Diluted	$0.36	$0.33		$0.29	$0.26
Net income per common share from discontinued operations:
Basic	$0.00	$0.00		$0.00	$0.00
Diluted	$0.00	$0.00		$0.00	$0.00
Net income per common share available to common stockholders:
Basic	$0.36	$0.33		$0.29	$0.26
Diluted	$0.36	$0.33		$0.29	$0.26
Dividends per share declared	$0.39	$0.39		$0.39	$0.39
Dividend per share paid	$0.39	$0.39		$0.39	$0.39
2007
Revenues(2)	$18,729	$19,793	(1)	$18,246	$18,022
Net income (loss) from discontinued operations	136	(13)		(13)	(51)
Net income available to common stockholders	8,146	8,609		7,195	6,882
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.34	$0.37		$0.31	$0.30
Diluted	$0.34	$0.36		$0.31	$0.30
Net income per common share from discontinued operations:
Basic	$0.01	$0.00		$0.00	$0.00
Diluted	$0.01	$0.00		$0.00	$0.00
Net income per common share available to common stockholders:
Basic	$0.35	$0.37		$0.31	$0.30
Diluted	$0.35	$0.36		$0.31	$0.30
Dividends per share declared	$0.375	$0.375		$0.375	$0.375
Dividend per share paid	$0.375	$0.375		$0.375	$0.375

(1)
Includes $504 in mortgage loan prepayment fees and default interest received from a borrower at payoff of the mortgage loan and $385 in income related to the early redemption of the Skilled Healthcare Group, Inc. Senior Subordinated Notes. See Note 8. Marketable Securities for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
As required by SFAS No. 144, revenues related to properties sold in 2008 and 2007 have been reclassified to discontinued operations for all periods presented.

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

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Doubtful Accounts:	Loan Loss Reserve	Straight-line Rent Receivable Reserve
Balance—December 31, 2005	$1,280	$—
(Credit) / Charge to Operations	—	—

Balance—December 31, 2006	1,280	—
(Credit) / Charge to Operations	(390)	—

Balance—December 31, 2007	890	—
(Credit) / Charge to Operations	(130)	140

Balance—December 31, 2008	$760	$140

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

					Gross Amount at which Carried at December 31, 2008
		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.	Construction/ Renovation Date	Acquisition Date
Skilled Nursing Properties:
Alamogordo, NM	$—	$210	$2,590	$3	$210	$2,593	$2,803	$497	1985	Dec-01
Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	490	1967/2008	Sep-05
Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	1,098	1982	Sep-05
Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	938	1970	Sep-05
Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,128	1973	Jan-96
Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	193	1973/2008	Dec-04
Atlanta, GA	—	175	1,282	3	175	1,285	1,460	495	1968	Sep-99
Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,177	1967/1974	Jan-96
Beaumont, TX	—	370	1,141	93	370	1,234	1,604	166	1950	Dec-05
Beeville, TX	—	186	1,197	70	186	1,267	1,453	144	1974	Dec-04
Benbrook, TX	—	503	2,121	102	503	2,223	2,726	349	1976	Jan-05
Bradenton, FL	—	330	2,720	160	330	2,880	3,210	1,298	1989/2002	Sep-93
Brownsville, TX	—	302	1,856	156	302	2,012	2,314	322	1968	Apr-04
Canyon, TX(6)	—	196	506	211	196	717	913	342	1985/86	Jun-00
Carroll, IA	—	47	1,033	213	47	1,246	1,293	505	1969	Jan-96
Chesapeake, VA	—	388	3,469	871	388	4,340	4,728	1,695	1977/2002/2007	Oct-95
Clovis, NM	—	561	5,539	307	561	5,846	6,407	1,172	1970/2006	Dec-01
Clovis, NM	—	598	5,902	59	598	5,961	6,559	1,228	1969/95	Dec-01
Commerce City, CO	—	236	3,217	167	236	3,384	3,620	571	1964	Jun-04
Commerce City, CO	—	161	2,160	95	161	2,255	2,416	372	1967	Jun-04
Del Norte, CO	—	103	930	226	103	1,156	1,259	135	1955/2006	Jun-05
Des Moines, IA(6)	—	115	2,096	1,433	115	3,529	3,644	1,218	1972	Sep-99
Dresden, TN	—	31	1,529	123	31	1,652	1,683	470	1966/2002	Nov-00
Gardendale, AL	—	84	6,316	2	84	6,318	6,402	2,429	1976/1984	May-96
Gardner, KS	—	896	4,478	875	896	5,353	6,249	1,590	1961/1974	Dec-99
Granger, IA	—	62	1,356	221	62	1,577	1,639	608	1979	Jan-96
Grapevine, TX	—	431	1,449	188	431	1,637	2,068	521	1974	Jan-02
Griffin, GA	—	500	2,900	—	500	2,900	3,400	956	1969	Sep-99
Holyoke, CO	—	211	1,513	283	211	1,796	2,007	738	1963	Nov-00
Houston, TX	—	202	4,458	1,426	202	5,884	6,086	2,248	1961/2007	Jun-96
Houston, TX	—	365	3,769	1,598	365	5,367	5,732	2,075	1964/1968	Jun-96
Houston, TX	—	202	4,458	1,359	202	5,817	6,019	2,186	1967/2008	Jun-96
Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	538	1986-1987	Mar-02
Jefferson, IA	—	86	1,883	296	86	2,179	2,265	837	1968/1972	Jan-96
Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	2,193	1988/2006	Sep-93
Marion, OH	—	119	1,156	1,142	119	2,298	2,417	263	1950/06/07	May-05
Marion, OH	—	48	2,466	—	48	2,466	2,514	234	1997	May-06
Marion, OH	—	210	804	—	210	804	1,014	246	1959	Jan-08
Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	3,185	1975/1996	Jun-96
Mesa, AZ	—	1,095	2,330	—	1,095	2,330	3,425	212	1979	Aug-06
Midland, TX	—	33	2,285	26	33	2,311	2,344	948	1973	Feb-96
Montgomery, AL	—	242	5,327	115	242	5,442	5,684	2,148	1967/1974	Jan-96
Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	694	1973	Oct-97
Norwalk, IA	—	47	1,033	239	47	1,272	1,319	483	1975	Jan-96
Olathe, KS	—	520	1,872	313	520	2,185	2,705	681	1968	Sep-99
Orrville, OH	—	107	1,946	108	107	2,054	2,161	209	1956	Jun-06
Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	719	1982	Apr-04
Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	2,921	1985	Aug-00
Polk City, IA	—	63	1,376	153	63	1,529	1,592	606	1976	Jan-96
Portland, OR	—	100	1,925	2,652	100	4,577	4,677	1,057	1956/1974/06/07	Jun-97
Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	561	1976	Dec-01
Richmond, VA	—	356	3,180	3,350	356	6,530	6,886	2,048	1970/75/80/02/06/07	Oct-95
Ripley, TN	—	20	985	387	20	1,372	1,392	371	1951/2002/07	Nov-00
Roswell, NM	—	568	5,232	3	568	5,235	5,803	1,003	1975	Dec-01
Rusk, TX	—	34	2,399	448	34	2,847	2,881	1,328	1969	Mar-94
Sacramento, CA	—	220	2,929	—	220	2,929	3,149	1,157	1968	Feb-97

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross Amount at which Carried at December 31, 2008
			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.	Construction/ Renovation Date	Acquisition Date
Salina, KS(6)	—		100	1,153	628	100	1,781	1,881	691	1985	May-97
Tacoma, WA	—		723	6,401	—	723	6,401	7,124	569	1993	Aug-06
Tappahannock, VA(6)	—		375	1,327	397	375	1,724	2,099	1,051	1977/1978	Oct-95
Tucson, AZ	—		276	8,924	112	276	9,036	9,312	2,690	1985/92	Aug-00
Tyler, TX	—		300	3,071	22	300	3,093	3,393	469	1974	Mar-04
Wooster, OH	—		118	1,711	2,222	118	3,933	4,051	225	1952/62/71/07/08	Jun-06

Skilled Nursing Properties	—		$21,744	$186,645	2,753	$21,744	$217,263	$239,007	$59,691

Assisted Living Properties:
Ada, OK	—		100	1,650	—	100	1,650	1,750	523	1996	Dec-96
Arlington, OH	—		629	6,973	—	629	6,973	7,602	1,326	1993	Dec-01
Arvada, CO	6,019	(4)	100	2,810	276	100	3,086	3,186	901	1997	Aug-97
Athens, TX	—		96	1,510	1	96	1,511	1,607	515	1995	Jan-96
Bakersfield, CA	8,202		834	11,986	20	834	12,006	12,840	2,630	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	784	1996	Nov-96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	640	1997	Oct-97
Bexley, OH	—		306	4,196	—	306	4,196	4,502	799	1992	Dec-01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	738	1997	Aug-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	653	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	653	1997	Sep-97
Camas, WA	—	(3)	100	2,175	—	100	2,175	2,275	712	1996	May-96
Central, SC	—		100	2,321	—	100	2,321	2,421	543	1998	Mar-99
Cordele, GA	—		153	1,455	132	153	1,587	1,740	489	1987/88/2002	Jul-00
Denison, IA	—		100	2,713	—	100	2,713	2,813	742	1998	Jun-98
Dodge City, KS	—		84	1,666	4	84	1,670	1,754	594	1995	Dec-95
Durant, OK	—		100	1,769	—	100	1,769	1,869	545	1997	Apr-97
Edmond, OK	—	(5)	100	1,365	526	100	1,891	1,991	560	1996	Aug-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	699	1997	Dec-97
Erie, PA	—		850	7,477	—	850	7,477	8,327	2,143	1998	Oct-99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	766	1997	Sep-97
Fremont ,OH	—		100	2,435	—	100	2,435	2,535	724	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	753	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	832	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	765	1998	Mar-98
Ft. Worth. TX	—		333	4,385	7	333	4,392	4,725	50	1985	Oct-08
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	475	1988	May-96
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	517	1998	Mar-99
Grandview, WA	—	(3)	100	1,940	—	100	1,940	2,040	650	1996	Mar-96
Great Bend, KS	—		80	1,570	21	80	1,591	1,671	602	1995	Dec-95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	760	1997	Aug-97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	608	1998	Mar-99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	532	1995	Jan-96
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	659	1998	Mar-99
Hayden, ID	—		100	2,450	243	100	2,693	2,793	837	1996	Dec-96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	743	1997	Aug-97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	640	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	840	1996	Nov-96
Kennewick. WA	—	(3)	100	1,940	—	100	1,940	2,040	654	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	718	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	720	1997	Aug-97
Lakeland, FL	—		519	2,313	1,125	519	3,438	3,957	860	1968/74/96/02/06/07	Jul-00
Longmont, CO	—	(4)	100	2,640	—	100	2,640	2,740	729	1998	Jun-98
Longview, TX	—		38	1,568	1	38	1,569	1,607	539	1995	Oct-95
Loveland, CO	—	(4)	100	2,865	270	100	3,135	3,235	907	1997	Sep-97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	649	1996	Apr-96
Madison, IN	—		100	2,435	—	100	2,435	2,535	714	1997	Oct-97

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross Amount at which Carried at December 31, 2008
			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.	Construction/ Renovation Date	Acquisition Date
Marshall, TX	—		38	1,568	451	38	2,019	2,057	689	1995	Oct-95
McPherson, KS	—		79	1,571	4	79	1,575	1,654	596	1994	Dec-95
Millville, NJ	—		100	2,825	—	100	2,825	2,925	835	1997	Aug-97
Nampa, ID	—		100	2,240	23	100	2,263	2,363	707	1997	Jan-97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	536	1998	Mar-99
Newark, OH	—		100	2,435	—	100	2,435	2,535	714	1997	Oct-97
Newport Richey, FL	—		100	5,845	664	100	6,509	6,609	2,007	1986/1995	Jan-98
Newport, OR	—		100	2,050	—	100	2,050	2,150	763	1996	Dec-96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	739	1998	Jun-98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	639	1997	Jun-97
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	570	1998	Mar-99
Rocky River, OH	—		760	6,963	—	760	6,963	7,723	1,933	1998	Oct-99
Salina, KS	—		79	1,571	4	79	1,575	1,654	596	1994	Dec-95
San Antonio, TX	—	(5)	100	1,900	—	100	1,900	2,000	583	1997	May-97
San Antonio, TX	—	(5)	100	2,055	—	100	2,055	2,155	624	1997	Jun-97
Shelby, NC	—		100	2,805	2	100	2,807	2,907	773	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	731	1998	Jun-98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	678	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	566	1998	Mar-99
Tallahassee, FL	—	(5)	100	3,075	—	100	3,075	3,175	850	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	724	1997	Aug-97
Troy, OH	—		100	2,435	306	100	2,741	2,841	820	1997	May-97
Tulsa, OK	—	(5)	200	1,650	—	200	1,650	1,850	517	1997	Feb-97
Tulsa, OK	—	(5)	100	2,395	—	100	2,395	2,495	723	1997	Jun-97
Tyler, TX	9,990	(5)	100	1,800	—	100	1,800	1,900	569	1996	Dec-96
Vacaville, CA	7,852		1,662	11,634	19	1,662	11,653	13,315	2,588	1998/2002	Dec-01
Vancouver, WA	—	(3)	100	2,785	—	100	2,785	2,885	910	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	676	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	691	1997	Jul-97
Walla Walla, WA	4,690	(3)	100	1,940	—	100	1,940	2,040	646	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	502	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	665	1996	Aug-97
Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	714	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	584	1996	Dec-96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	808	1997	Sep-97
Worthington, OH	—		—	6,102	—	—	6,102	6,102	2,175	1993	Dec-01
Worthington, OH	—		—	3,402	—	—	3,402	3,402	1,265	1995	Dec-01
York, NE	—		100	2,318	—	100	2,318	2,418	691	1997	Aug-97

Assisted Living Properties	36,753		13,127	235,968	5,245	13,127	241,213	254,340	67,829

School
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	2,955	1930/1998	Dec-98

School	—		100	6,000	3,170	100	9,170	9,270	2,955

	$36,753		$34,971	$428,613	$39,033	$34,971	$467,646	$502,617	$130,475

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

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

        Activity for the years ended December 31, 2006, 2007 and 2008 is as follows:

	Real Estate & Equipment	Accumulated Depreciation
Balance at December 31, 2005	$500,723	$95,771
Additions	24,016	13,581
Impairment charges		—
Cost of real estate sold	(36,452)	(7,261)

Balance at December 31, 2006	488,287	102,091

Additions	5,696	14,032
Impairment charges	—
Cost of real estate sold	(1,103)	(357)

Balance at December 31, 2007	492,880	115,766

Additions	5,347	14,655
Conversions of Mortgage Loans into owned properties	4,717	50
Step up in basis resulting from partnership conversions	136	4
Impairment charges	—	—
Cost of real estate sold	(463)	—

Balance at December 31, 2008	$502,617	$130,475

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(dollars in thousands)

										Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Unaudited) Number of
							Current Monthly Debt Service		Carrying Amount of Mortgages December 31, 2007
					Final Maturity Date	Balloon Amount(2)		Face Amount of Mortgages
State	Facilities	Units/Beds(3)		Interest Rate(1)
TX	6	108		9.50%	2018	$5,141	$63	$6,800	$6,755	$—
FL	3	256		11.40%	2009	6,620	70	6,850	6,620	—
TX	1	230		9.90%	2017	2,999	38	4,000	3,926	—
MN	1	—		7.28%	2019	3,783	23	3,751	3,751	—
NE	1	47		13.15%	2013	2,743	36	3,243	2,964	—
TX	5	583		12.90%	2011	914	91	8,000	2,993	—
NE	1	44		13.15%	2013	2,562	34	3,036	2,769	—
FL	1	90		13.73%	2012	2,249	40	3,510	2,703	—
Various	37	3,854		9.90% - 13.41%	2009 - 2019	24,207	671	64,629	45,060	—

	56	5,212	(4)			$51,218	$1,066	$103,819	$77,541	$—

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

(4)
Includes 43 first-lien mortgage loans as follows:

# of Loans	Original loan amounts
24	$ 500 - $ 2,000
9	$2,001 - $ 3,000
6	$3,001 - $ 4,000
1	$4,001 - $ 5,000
—	$5,001 - $ 6,000
2	$6,001 - $ 7,000
1	$7,001 - $10,000

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (Continued)

(dollars in thousands)

        Activity for the years ended December 31, 2006, 2007 and 2008 is as follows:

Balance at December 31, 2005	$148,052
Mortgage premium	449
Loan prepayments/payoffs	(26,496)
Collections of principal	(5,013)

Balance at December 31, 2006	116,992
Investment in real estate mortgages	6,854
(Provision for) recovery of loan losses	390
Mortgage premium	46
Loan prepayments/payoffs	(28,508)
Collections of principal	(4,496)

Balance at December 31, 2007	91,278
Investment in real estate mortgages	9,783
(Provision for) recovery of loan losses	130
Mortgage premium	44
Loan prepayments/payoffs	(14,248)
Collections of principal	(4,742)
Conversion of loans into leases	(4,704)

Balance at December 31, 2008	$77,541

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fourth fiscal quarter ended December 31, 2008. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.

        Management Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 80 and 81, respectively.

        There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        At a meeting of the Compensation Committee (or the Committee) of our Board of Directors held on February 19, 2009, the Committee approved the following discretionary bonuses for the following Named Executive Officers payable in cash and shares of our restricted common stock:

		Discretionary Bonus Value
Name	Position	Cash	Restricted Shares Value	Total Discretionary Bonus Value
Wendy Simpson	CEO and President	$—	$416,000	$416,000
Pamela Shelley-Kessler	Senior Vice President, Chief Financial Officer and Corporate Secretary	75,000	96,000	171,000
Clint Malin	Vice President and Chief Investment Officer	75,000	63,000	138,000
T. Andrew Stokes	Vice President, Marketing and Strategic Planning	70,000	56,000	126,000

        The number of shares of restricted common stock awarded to each Named Executive Officer will be determined on the grant date, February 27, 2009, and based upon the closing price of our common stock on the New York Stock Exchange on that date. These shares vest ratably over a three-year period.

 MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2008, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on our internal control over financial reporting appears on page 81.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited LTC Properties, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTC Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of LTC Properties Inc. and our report dated through February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California February 24, 2009

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the headings "Proposal 1 Election of Directors," "Corporate Governance Principles and Board Matters," and "Executive Officers."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the headings "Executive Compensation Discussion and Analysis," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Report."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the heading "Certain Relationships and Related Transactions, and Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the heading "Independent Registered Public Accounting Firm Fees and Services."

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as a part of this report:

Financial Statements

Financial Statement Schedules

II.	Valuation and Qualifying Accounts	77
III.	Real Estate and Accumulated Depreciation	78
IV.	Mortgage Loans on Real Estate	82

        All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

        The exhibits required by Item 601 of Regulation S-K are set forth in the index to exhibits on page 84 of this annual report.

 LTC PROPERTIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed December 16, 1997)
3.2	Amended and Restated By-Laws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
3.3	Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.3 to LTC Properties, Inc.'s Current Report on Form 8-K filed December 16, 1997)
3.4
Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.5
Articles Supplementary Classifying 2,000,000 Shares of 8.5% Series C Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
3.6
Articles Supplementary Reclassifying 5,000,000 shares of Common Stock into Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Registration Statement on Form S-3 filed June 27, 2003)
3.7
Certificate of Amendment to Amended and Restated Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.10 to LTC Properties, Inc.'s Registration Statement on Form S-3, Amendment No. 2 filed August 29, 2003)
3.8
Articles Supplementary Classifying 2,200,000 shares of 8.5% Series E Cumulative Convertible Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Current Report on Form 8-K filed September 17, 2003)
3.9
Articles Supplementary Classifying 4,000,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed February 19, 2004)
3.10
Articles Supplementary Reclassifying 40,000 Shares of Series D Junior Participating Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.2 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
3.11
Articles Supplementary Reclassifying 3,080,000 Shares of 9.5% Series A Cumulative Preferred Stock and 2,000,000 Shares of 9% Series B Cumulative Preferred Stock to authorized but unissued shares of Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
3.12
Articles of Amendment replacing Section 7.1 regarding authorized shares of stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.12 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004)

Exhibit Number	Description
3.13	Articles Supplementary Classifying an Additional 2,640,000 shares of 8.0% Series F Cumulative Preferred Stock of LTC Properties, Inc. (incorporated by reference to Exhibit 3.13 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004)
3.14
Certificate of Correction to Articles of Amendment of LTC Properties, Inc. (incorporated by reference to Exhibit 3.14 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
4.1	Rights Agreement dated as of May 2, 2000 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Registration Statement on Form 8-A filed on May 9, 2000)
4.2	Amendment No. 1 to Rights Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed on March 19, 2004)
4.3
Amended and Restated Agreement of Limited Partnership of LTC Partners IX, L.P. and Exchange Rights Agreement dated February 11, 1998 (incorporated by reference to Exhibit 4.8 to LTC Properties, Inc.'s Registration Statement on Form S-3 filed on May 28, 2004)

Certain instruments defining the rights of holders of long-term debt securities are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1
Second Amended and Restated Credit Agreement dated July 17, 2008 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch is the Administrative Agent, BMO Capital Markets, is Co Lead Arranger and Book Manager, Key Bank National Association is Co-Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed July 18, 2008)
10.2+
Second Amendment to 2007 Amended and Restated Employment Agreement of Andre Dimitriadis, dated July 1, 2007 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.3+
Third Amendment to the 2007 Amended and Restated Employment Agreement of Wendy Simpson dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated December 5, 2007)
10.4+
Third Amended and Restated Employment Agreement of Pamela Kessler, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.5+
Second Amended and Restated Employment Agreement of Peter Lyew, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.14 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.6+
Second Amended and Restated Employment Agreement of Clint Malin, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.15 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.7+
Amended and Restated Employment Agreement of T. Andrew Stokes, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.16 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
12	Ratio of Earnings to Fixed Charges

Exhibit Number	Description
21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Dated: February 25, 2009
	By:	/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

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

/s/ WENDY L. SIMPSON Wendy L. Simpson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2009
/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 25, 2009
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Chairman of the Board and Director	February 25, 2009
/s/ BOYD HENDRICKSON Boyd Hendrickson	Director	February 25, 2009
/s/ EDMUND C. KING Edmund C. King	Director	February 25, 2009
/s/ TIMOTHY J. TRICHE Timothy J. Triche	Director	February 25, 2009

QuickLinks

CAUTIONARY STATEMENTS
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
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
LTC PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LTC PROPERTIES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
LTC PROPERTIES, INC. SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
LTC PROPERTIES, INC. SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE ( dollars in thousands )
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LTC PROPERTIES, INC. INDEX TO EXHIBITS
LTC PROPERTIES, INC. SIGNATURES
POWER OF ATTORNEY