Form 10-Q
period 2009-03-31
LTC PROPERTIES INC
filed 2009-05-11
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of common stock outstanding on April 29, 2009 was 23,173,833.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2009

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2009		December 31, 2008
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2009 — $134,144; 2008 — $130,475	$334,140		$337,171
Land	34,971		34,971
Mortgage loans receivable, net of allowance for doubtful accounts: 2009 — $751; 2008 — $760	74,661		77,541
Real estate investments, net	443,772		449,683
Other Assets:
Cash and cash equivalents	21,688		21,118
Debt issue costs, net	736		831
Interest receivable	1,788		2,010
Straight-line rent receivable, net of allowance for doubtful accounts: 2009 — $300; 2008 — $140	14,892	(1)	13,900	(1)
Prepaid expenses and other assets	8,842		9,148
Notes receivable	2,814		2,895
Marketable securities	6,469	(2)	6,468	(2)
Total Assets	$501,001		$506,053

LIABILITIES AND EQUITY
Bank borrowings	$—		$—
Mortgage loans payable	31,866		32,063
Bonds payable	4,225		4,690
Accrued interest	252		251
Accrued expenses and other liabilities	4,279		5,015
Distributions payable	2,967		3,022
Total Liabilities	43,589		45,041

Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2009 — 7,932; 2008 — 8,042	186,801		189,560
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2009 — 23,175; 2008 — 23,136	232		231
Capital in excess of par value	322,426		321,979
Cumulative net income	544,726		533,565
Other	473		735
Cumulative distributions	(600,380)		(588,192)
Total Stockholders’ Equity	454,278		457,878

Noncontrolling interest	3,134		3,134

Total Equity	457,412		461,012

Total Liabilities and Equity	$501,001		$506,053

(1)             On March 31, 2009 and December 31, 2008, we had $2,154,000 and $2,037,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)             At March 31, 2009 and December 31, 2008, we had a $6,500,000 face value investment in marketable securities issued by a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental income (1)	$15,030	$14,634
Interest income from mortgage loans	2,371	2,658
Interest and other income (2)	315	555
Total revenues	17,716	17,847
Expenses:
Interest expense	892	1,176
Depreciation and amortization	3,701	3,692
Legal expenses	7	25
Operating and other expenses	1,878	1,811
Total expenses	6,478	6,704
Income from continuing operations	11,238	11,143
Discontinued operations:
Gain on sale of assets, net	—	92
Net income from discontinued operations	—	92
Net income	11,238	11,235
Income allocated to noncontrolling interests	(77)	(77)
Income allocated to preferred stockholders	(3,159)	(2,869)
Income allocated to participating securities	(36)	(49)
Net income allocable to common stockholders	$7,966	$8,240

Basic earnings per common share (See Note 10.):
Continuing operations	$0.35	$0.36
Discontinued operations	$0.00	$0.00
Net income allocable to common stockholders	$0.35	$0.36

Diluted earnings per common share (See Note 10.):
Continuing operations	$0.35	$0.36
Discontinued operations	$0.00	$0.00
Net income allocable to common stockholders	$0.35	$0.36

Weighted average shares used to calculate earnings per common share:
Basic	23,059	22,862
Diluted	23,141	23,015

(1)             During the three months ended March 31, 2009 and 2008, we received $1,008,000 and $966,000, respectively, in rental income and recorded $117,000 and $138,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)             During each of the three months ended March 31, 2009 and 2008, we recognized $180,000 of interest income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income allocable to common stockholders.  Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009		2008
OPERATING ACTIVITIES:
Net income	$11,238		$11,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,701		3,692
Stock-based compensation expense	314		311
Straight-line rental income	(1,152	)(1)	(953	)(1)
Other non-cash items, net	204		164
Gain on sale of real estate assets, net	—		(92)
Increase (decrease) in accrued interest payable	1		(2)
Decrease in interest receivable	204		184
Net change in other assets and liabilities	(645)		(771)
Net cash provided by operating activities	13,865		13,768

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(638)		(2,635)
Proceeds from sale of real estate investments	—		555
Investment in real estate mortgages	(213)		(1,044)
Principal payments received on mortgage loans receivable	3,058		1,343
Advance under notes receivable	(75)		(100)
Principal payments received on notes receivable	181		153
Net cash provided by (used in) investing activities	2,313		(1,728)

FINANCING ACTIVITIES:
Principal payments on mortgage loans payable and bonds payable	(662)		(731)
Preferred stock buyback	(2,000)		(14,276)
Redemption of noncontrolling interest	—		(510)
Distributions paid to noncontrolling interest	(77)		(86)
Distributions paid to stockholders	(12,869)		(13,200)
Net cash used in financing activities	(15,608)		(28,803)

Increase (decrease) in cash and cash equivalents	570		(16,763)
Cash and cash equivalents, beginning of period	21,118		42,631
Cash and cash equivalents, end of period	$21,688		$25,868

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$796		$1,109
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	23		2,283

(1)             During the three months ended March 31, 2009 and 2008, we recorded $117,000 and $138,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions.  In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (i.e. asset appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership.  The limited partners are also precluded from transferring their partnership interests without the express permission of the general partner.  However, we can transfer our interest without consultation or permission of the limited partners.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51” (or SFAS No. 160) and FASB Staff Position (or FSP) No. EITF Topic No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF Topic No. 03-6-1).

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

Impact of New Accounting Pronouncement

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (or SFAS No. 141(R)) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) is effective for fiscal years beginning December 15, 2008. Adoption of SFAS No.141(R) on January 1, 2009 did not have any effect on our consolidated financial statements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In December 2007, the FASB also issued SFAS No. 160 which requires the classification of noncontrolling interests (formerly minority interests) as a component of consolidated equity in the consolidated balance sheet subject to the provisions of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (or EITF Topic No. D-98).  SFAS No. 160 is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively.  In addition, SFAS No. 160 changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at the amounts attributable to both the controlling and noncontrolling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the controlling interest. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. Adoption of SFAS No. 160 on January 1, 2009 did not materially impact our computation of net income allocable to common stockholders and earnings per share allocable to common stockholders.  We have reclassified the noncontrolling interest of our limited partnership from the mezzanine section of our consolidated balance sheet to equity.  This reclassification totaled $3.1 million as of March 31, 2009 and December 31, 2008.

In June 2008, the FASB issued EITF Topic No. 03-6-1 which clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share” (or SFAS No. 128).  EITF Topic No. 03-6-1 is effective January 1, 2009 and is required to be adopted retrospectively to all prior-period earnings per share data presented in the financial statements.  Adoption of EITF Topic No. 03-6-1 did not have a material effect on our basic or diluted earnings per share.

In April 2009, the FASB issued FSP Financial Accounting Standard No. 115-2 and Financial Accounting Standard No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (or FAS No. 115-2 and FAS No. 124-2).  FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements.  FAS No. 115-2 and FAS No. 124-2 is effective for fiscal years and interim periods beginning after June 15, 2009.  We are currently evaluating the impact of the application of FAS No. 115-2 and FAS No. 124-2 on our results of operations and financial position.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.              Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$27,551	36.5%	10	16	714	$38.59
Skilled Nursing Properties	44,110	58.5%	31	38	4,378	$10.08
Schools	3,751	5.0%	1	1	N/A	N/A
Totals	$75,412	100.0%	42	55	5,092

(1)  We have investments in 15 states mortgaged to 24 different operators.

At March 31, 2009, the mortgage loans had interest rates ranging from 7.3% to 13.7% and maturities ranging from 2009 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended March 31, 2009, we received $1,986,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property with 120 beds located in Tennessee.  Additionally, we invested $213,000 under one mortgage loan for capital improvements.  We received $1,072,000 in regularly scheduled principal payments.

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

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$254,532	50.6%	85	3,884	$65.53
Skilled Nursing Properties	239,453	47.6%	62	7,209	$33.22
Schools	9,270	1.8%	1	N/A	N/A
Totals	$503,255	100.0%	148	11,093

(1)  We have investments in 23 states leased to 23 different operators.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 30 years.  Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities.  Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)      a specified percentage increase over the prior year, generally between 2.0% and 2.5%;

(ii)     the higher of (i) or a calculation based on the Consumer Price Index;

(iii)    as a percentage of facility net patient revenues in excess of base amounts or

(iv)    specific dollar increases.

During the three months ended March 31, 2009, we invested $426,000 at an average yield of approximately 11.5%, under agreements to expand and renovate three existing properties operated by two different operators.  We also invested $212,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party.  We received net cash proceeds of $555,000 and recognized a $92,000 gain on sale.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2,000,000 to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment is at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  Additionally, in the first quarter of 2008 we invested $419,000, at an average yield of approximately 10%, under agreements to expand and renovate 10 properties operated by five different operators.  We also invested $1,202,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

Discontinued Operations.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” properties held for sale at any reporting period include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale.  In addition, the operating results of real estate assets designated as held for sale and all gains and losses from real estate sold are included in discontinued operations in the consolidated statement of income.  For the three months ended March 31, 2009 and 2008, we did not have net income (loss) from discontinued operations other than the $92,000 gain on sale disclosed above.

Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate investments are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.              Notes Receivable

During the three months ended March 31, 2009, we received $181,000 and funded $75,000 in principal payments under various loans and line of credit agreements with certain operators.  At March 31, 2009, we had six such loans outstanding with a carrying value of $2,814,000 at a weighted average interest rate of 11.8%.

4.              Marketable Securities

At March 31, 2009, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

We account for this investment in marketable debt securities as held-to-maturity in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” at amortized cost, adjusted for any related premiums (discounts) over the estimated remaining period until maturity.

5.              Debt Obligations

During 2008, we amended and extended our Unsecured Revolving Credit Agreement (or Credit Agreement) at an initial commitment amount of $80,000,000.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120,000,000.  The prior agreement did not have an expansion provision.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the amended Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Credit Agreement which are measured quarterly we are required to maintain, among other things:

(i)      a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0,

(ii)     a ratio not greater than .35 to 1.0 of secured debt to total asset value

(iii)    a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and

(iv)    a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

At March 31, 2009 and 2008, we had no outstanding borrowings under the Credit Agreement and the full amount was available for borrowing.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.              Equity

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	$457,878	$3,134	$461,012
Net income	11,161	77	11,238
Repurchase of preferred stock	(2,000)	—	(2,000)
Vested stock options and restricted stock	314	—	314
Reclassification adjustment	(261)	—	(261)
Noncontrolling interest preferred return	—	(77)	(77)
Preferred stock dividends	(3,785)	—	(3,785)
Common stock dividends	(9,029)	—	(9,029)
Balance at March 31, 2009	$454,278	$3,134	$457,412

Preferred Stock.  During the three months ended March 31, 2009 holders of 900 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 75,632 at March 31, 2009.

During the three months ended March 31, 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F Preferred Stock) at an average cost of $18.27 per share, including commissions.  During the three months ended March 31, 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our Series F Preferred Stock at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by FSP No. EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (or EITF Topic No. D-42), the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issue discount has been added to net income in calculating net income allocable to common stockholders.  After these purchases, 5,894,216 shares of our Series F preferred stock remained issued and outstanding.

Common Stock.  Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  Subsequent to March 31, 2009, we purchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commission.  The shares were purchased on the open market under the Board authorization discussed above.  Including this common stock purchase and the preferred stock repurchase, as mentioned above, we continue to have an open Board authorization to purchase an additional 3,360,237 shares.

We have one limited partnership and reserved 179,882 shares of our common stock under this partnership agreement.  Since we exercise control, we consolidate the limited partnership and we carry the noncontrolling interest at cost.  The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option.    If we issued shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity.  At March 31, 2009, the carrying value and market value of the partnership conversion rights was $3,134,000 and $3,231,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2008, one of our limited partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership.  Upon receipt of the redemption notification of 22,000 limited partnership units, we elected to satisfy the redemption in cash.  We paid the limited partner $510,000 in cash, which represented the closing price of our common stock on the redemption date multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $136,000.  In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (or SFAS No. 141), we recognized this $136,000 difference as an increase in the basis of the properties.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$818		$818		$818		$818
Series E	20		21		38		87
Series F	2,947		3,002		3,002		3,320
	3,785		3,841		3,858		4,225

Common Stock	9,029	(1)	9,029	(1)	8,975	(1)	8,975	(1)

Total	$12,814	(2)	$12,869	(2)	$12,833	(2)	$13,200	(2)

(1)             Represents $0.130 per share per month for the three months ended March 31, 2009 and 2008.

(2)             The difference between declared and paid is the change in distributions payable on the balance sheet at March 31 and December 31.

In April 2009, we declared a monthly cash dividend of $0.130 per common share per month for the months of April, May and June 2009, payable on April 30, May 29 and June 30, 2009, respectively, to stockholders of record on April 22, May 21 and June 22, 2009, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $473,000 and $735,000 at March 31, 2009 and December 31, 2008, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Comprehensive Income:
Net Income	$11,238	$11,235
Reclassification adjustment	(261)	(40)

Comprehensive income	$10,977	$11,195

Stock-Based Compensation.  During the three months ended March 31, 2009 and 2008, $35,000 and $36,000, respectively, of compensation expense was recognized related to the vesting of stock options.  No stock options were issued during the three months ended March 31, 2009 and 2008.  At March 31, 2009, the total number of stock options that are scheduled to vest through December 31, 2009 and 2010 is 68,167 and 68,170, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2010.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2009 and 2010 is $105,000 and $59,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2009 and 2008, we recognized $279,000 and $275,000, respectively, of compensation expense related to the vesting of restricted common stock.  During the three months ended March 31, 2009, we granted 36,988 shares of restricted common stock at $17.06 per share.  These shares vest ratably over a three-year period.  No restricted common stock was granted during the three months ended March 31, 2008.

7.              Commitments and Contingencies

The following table summarizes our capital improvement commitments as of March 31, 2009 (dollar amounts in thousands):

Original		Expiration	Investment at	Open		Estimated		Property
Commitment(9)		Date	3/31/09	Commitment		Yield		Type	Properties	Major Operator
$650		8/31/2009	$276	$374		13.00%	(1)	SNF	1	N/A
2,500		12/4/2009	—	2,500		10.00%	(2)	ALF	35	Brookdale
100		12/31/2009	17	83		(8)	(1)	SNF	1	N/A
500		3/31/2010	273	227		11.00%	(2)	SNF	1	Preferred Care
2,000		3/31/2010	—	2,000		11.00%	(1)	SNF	1	Preferred Care
4,000		3/31/2010	—	4,000		11.00%	(1)	SNF	1	Preferred Care
875		10/7/2010	202	673		(6)		ALF	1	N/A
2,500		6/16/2010	276	2,224		10.00%	(1)	SNF	1	N/A
1,500		12/1/2010	—	1,500		(5)		ALF	2	N/A
2,000		1/18/2011	—	2,000		(4)	(1)	SNF	1	N/A
5,000	(7)	12/31/2014	—	5,000	(7)	(3)		ALF	37	ALC
$21,625			$1,044	$20,581

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

(4)             The higher of one-year LIBOR plus 5.3% or 10%.

(5)             The commitment is allocated in two tranches of $750,000 each. The yield for the first tranche is included in the initial lease rate; the yield for the second tranche is 8.5% with minimum rent increases as per Footnote (2).

(6)             The yield is included in the initial lease rate.

(7)             $5,000,000 per year for the life of the lease.

(8)             The commitment is allocated in two tranches of $50,000 each.  The yield for the first tranche is included in the initial lease rate; the yield for the second tranche is 10%.

(9)             Subsequent to March 31, 2009, we committed to provide a lessee with capital improvement commitment of $500,000 for specific capital improvements to the assisted living property they lease from us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our loan commitments as of March 31, 2009 (dollar amounts in thousands):

Original Commitment	Expiration Date	Investment at 3/31/09	Open Commitment at 3/31/09	Yield	Property Type	Properties	Major Operator
$400	7/1/2009	$320	$80	(1)	SNF	1	N/A
450	6/30/2009	250	200	8.75%	SNF	3	N/A
50	3/31/2010	20	30	10.00%	SNF	1	N/A
20	7/31/2010	—	20	10.00%	SNF	1	N/A
$920		$590	$330

(1)             The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate of the existing loan.  The monthly loan payment will increase at each increase to the principal balance.  The interest rate at March 31, 2009 is 10.7%

8.              Major Operators

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

Beginning in 2009, Alterra Healthcare Corporation changed its name to Brookdale Senior Living Communities, Inc (or Brookdale Communities). Brookdale Communities is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the year ended December 31, 2008 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT (1)	ALC	Brookdale

Current assets	$458,012	$39,307	$280,785
Non-current assets	1,347,970	459,314	4,168,473
Current liabilities	362,876	57,903	646,012
Non-current liabilities	1,472,638	160,979	2,842,645
Stockholders’ (deficit) equity	(29,532)	279,739	960,601

Gross revenue	2,064,388	234,085	1,928,059
Operating expenses	2,032,465	204,250	2,168,197
Income (loss) from continuing operations	8,064	14,323	(373,241)
Net income (loss)	13,388	14,323	(373,241)

Cash provided by operations	105,142	44,932	136,767
Cash used in investing activities	(57,329)	(38,779)	(166,439)
Cash provided by (used in) financing activities	26,494	(314)	(17,259)

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.2%, or $61,293,000, of our total assets at March 31, 2009 and 14.8% of rental revenue and interest income from mortgage loans recognized as of March 31, 2009.

Brookdale Communities, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.1%, or $60,846,000, of our total assets at March 31, 2009 and 14.5% of rental revenue and interest income from mortgage loans recognized as of March 31, 2009.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 12.5%, or $62,734,000, of our total assets at March 31, 2009 and 16.2% of rental revenue and interest income from mortgage loans recognized as of March 31, 2009. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Brookdale Communities, Extendicare REIT & ALC, Preferred Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

9.              Transactions with Related Party

We have entered into transactions with Skilled Healthcare Group, Inc. (or SHG).  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at March 31, 2009 and December 31, 2008.  We recognized $180,000 of interest income related to the SHG Senior Subordinated Notes during each of the three months ended March 31, 2009 and 2008.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  In February 2006 we entered into a 15-year master lease agreement with Laurel.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under the master lease agreement.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG.  During the three months ended March 31, 2009 and 2008, SHG paid us $1,008,000 and $966,000, respectively, in rent and we recorded $117,000 and $138,000, respectively, of straight-line rental income from SHG.  At March 31, 2009 and December 31, 2008, the straight-line rent receivable from SHG was $2,154,000 and $2,037,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008

Income from continuing operations	$11,238	$11,143

Less net income allocated to noncontrolling interest:	(77)	(77)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,785)	(3,858)
Allocation of income from preferred stock buyback (application of EITF Topic No. D-42)	626	989
Total net income allocated to preferred stockholders	(3,159)	(2,869)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities (application of EITF Topic No. 03-6-1)	(36)	(49)
Total net income allocated to participating securities	(36)	(49)

Income from continuing operations allocable to common stockholders	7,966	8,148

Discontinued operations	—	92

Total net income allocable to common stockholders	7,966	8,240

Effect of dilutive securities:
Convertible preferred securities	20	38
Net income for diluted net income per share	$7,986	$8,278

Shares for basic net income per share	23,059	22,862
Effect of dilutive securities:
Stock options and participating securities	6	11
Convertible preferred securities	76	142
Shares for diluted net income per share	23,141	23,015

Basic net income per share	$0.35	$0.36
Diluted net income per share	$0.35 (1)	$0.36 (1)

(1)    The Series C Cumulative Convertible Preferred Stock, the participating securities and the noncontrolling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in long-term healthcare and other health care related properties through mortgage loans, property lease transactions and other investments.  In the first quarter of 2009, long-term healthcare properties, which include skilled nursing and assisted living properties, comprised approximately 98% of our investment portfolio.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of March 31, 2009 (dollar amounts in thousands):

Type of Property	Gross Investments	Percentage of Investments	For the Three Months Ended 3/31/09 Rental Income	For the Three Months Ended 3/31/09 Interest Income (2)	Percentage of Revenues (3)	Number of Properties	Number of Beds/ Units	Investment per Bed/Unit	Number of Operators (1)	Number of States (1)
Assisted Living Properties	$282,084	48.8%	$7,551	$778	47.9%	101	4,598	$61.35	13	22
Skilled Nursing Properties	283,563	49.0%	7,184	1,516	50.0%	100	11,587	24.47	34	20
Schools	13,020	2.2%	295	77	2.1%	2	N/A	N/A	2	2
Totals	$578,667	100.0%	$15,030	$2,371	100.0%	203	16,185

(1)             We have investments in 30 states leased or mortgaged to 44 different operators.

(2)             Includes Interest Income from Mortgage Loans.

(3)             Includes Rental Income and Interest Income from Mortgage Loans.

As of March 31, 2009 we had $443.8 million in carrying value of net real estate investment, consisting of $369.1 million or 83.2% invested in owned and leased properties and $74.7 million or 16.8% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2009, rental income and interest income from mortgage loans represented 84.8% and 13.4%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in accordance with SFAS No. 13, “Accounting for Leases.”  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the three months ended March 31, 2009 and 2008, we recorded $1.2 million and $1.0 million, respectively, in straight-line rental income. Also during the three months ended March 31, 2009, we recorded an additional $0.2 million of straight-line rent receivable reserve. Straight-line rental income on a same store basis will decrease from $4.1 million for projected annual 2009 to $2.4 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.    During the three months ended March 31, 2009 we received $14.0 million of cash rental revenue and recorded $0.2 million of lease inducement cost.  At March 31, 2009 and December 31, 2008, the straight-line rent receivable balance, net of reserves, on the balance sheet was $14.9 million and $13.9 million, respectively.

Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in long-term healthcare properties and other health care related properties managed by experienced operators.  To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment. We opportunistically consider investments in health care facilities in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return.  Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

•                  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages.  The average per bed cost of our owned skilled nursing properties is approximately $33,200 per bed while that of properties subject to our mortgages is approximately $10,000 per bed.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties.  New investments are generally funded from cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows.  Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable.  Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured debt financing.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  Changes in the capital markets environment may impact the availability of cost-effective capital.  We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments during the current period of tightened credit conditions.

Economic Climate

Through the first quarter of 2009, the U.S. experienced challenging financial markets, tighter credit conditions, and slower growth.  Continued concerns about the systemic impact of the recession, declining business and consumer confidence, and a weakened real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy.  As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our operators.

We expect that the deterioration in the credit markets should exert downward pressure on prices of long term healthcare properties, although the lack of recent transaction volume makes it difficult to determine if this is occurring. However, we believe our business model has enabled and will continue to allow us to maintain the integrity of our property investments, including our ability to respond to financial difficulties that may be experienced by operators.  Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

At March 31, 2009, we had $21.7 million of cash on hand and $80.0 million available on our unsecured line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  On March 31, 2009, we received a $2.0 million prepayment of a loan due in 2016.  In calendar year 2009, we have debt maturities of $8.1 million due in October 2009 at an interest rate of 8.43% and $15.6 million due in December 2009 at an interest rate of 8.81%.  The October maturity may be paid 90 days early and the December maturity may be paid six months early.  In calendar year 2009, we have mortgage receivables of $7.5 million maturing in November.

As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

During the three months ended March 31, 2009, we invested $2.0 million to repurchase a total of 109,484 shares of its Series F Cumulative Preferred Stock (or Series F Preferred Stock) at an average cost of $18.27 per share, including commission.  The Series F Preferred Stock has a liquidation value of $25.00 per share and a dividend rate of 8.0%.  The discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issue discount has been added to net income in calculating net income allocable to common stockholders.

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

The following table reflects our recent historical trends of concentration risk:

	Period Ended
	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08
	(gross investment, in thousands)
Asset mix:
Real property	$503,255	$502,617	$497,656	$496,114	$495,202
Loans receivable	75,412	78,301	87,581	91,040	91,955

Investment mix:
Assisted living properties	$282,084	$282,084	$282,304	$282,406	$275,313
Skilled nursing properties	283,563	285,814	289,913	291,728	298,824
Schools	13,020	13,020	13,020	13,020	13,020

Operator mix:
Brookdale Communities	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc. (1)	87,015	87,150	87,281	87,490	93,197
Extendicare (ALC)	88,034	88,034	88,034	88,034	88,034
Remaining operators	319,408	321,524	325,712	327,420	321,716

Geographic mix:
Colorado	$27,723	$27,706	$27,581	$27,581	$27,581
Florida	43,836	43,884	43,930	43,975	47,368
Ohio	56,804	56,804	56,804	55,862	55,121
Texas	103,944	104,197	104,637	106,568	102,245
Washington	27,334	27,355	27,376	27,412	27,504
Remaining states	319,026	320,972	324,909	325,756	327,338

(1)       Preferred Care, Inc. leases 25 skilled nursing properties under two master leases and one skilled nursing property under a separate lease agreement.  In addition, they operate seven skilled nursing properties securing six mortgage loans receivable we have with unrelated third parties and one mortgage loan receivable we have with Preferred Care.  They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

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

	Three Months Ended
	3/31/09		12/31/08		9/30/08		6/30/08		3/31/08

Debt to book capitalization ratio (6)	7.3%		7.4%		7.4%		7.4	%(5)	10.0%
Debt & Preferred Stock to book capitalization ratio (6)	45.2%		45.5%		45.3%		45.2	%(5)	46.7%

Debt to market capitalization ratio (6)	5.9	%(2)	5.4	%(2)	4.2%		4.6	%(5)	6.2%
Debt & Preferred Stock to market capitalization ratio (6)	32.8	%(2)	30.1	%(2)	23.0%		26.8	%(5)	28.6%

Interest coverage ratio	17.7	x(1)	15.4	x(3)	17.1	x(4)	15.0	x (4)	13.6	x
Fixed charge coverage ratio	3.4	x	3.1	x	3.2	x	3.3	x	3.2	x

(1)            Increase primarily due to increases in rental income resulting from lease restructuring and one-time interest income resulting from the prepayment of a mortgage loan.

(2)            Increase primarily due to the decrease in market capitalization.

(3)            This decrease is due primarily to non-payment of rental income and mortgage interest income from affiliates of Sunwest Management, Inc., loan pay-offs and lower invested cash balances at lower interest rates, partially offset by lower interest expense due to debt paid off in 2008.  Additionally in the fourth quarter of 2008 we incurred $0.6 million of one-time charges related primarily to lease/loan defaults and terminated transactions.

(4)            Increase primarily due to decrease in interest expense relating to repayment of a $14.2 million mortgage loan secured by four assisted living properties located in Ohio.

(5)            Decrease due to repayment of a $14.2 million mortgage loan secured by four assisted living properties located in Ohio.

(6)            Revised as required by Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51.”

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

Operating Results

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenues for the three months ended March 31, 2009 decreased to $17.7 million from $17.8 million for the same period in 2008 primarily due to decreases in interest income from mortgage loans and decreases in interest and other income partially offset by increase in rental income, as discussed below.  Rental income for the three months ended March 31, 2009 increased $0.4 million from the same period in 2008 primarily as a result of increases provided for in existing lease agreements.  Same store cash rental income, properties owned for the three months ended March 31, 2009, and the three months ended March 31, 2008, increased $0.4 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the three months ended March 31, 2009 decreased $0.3 million from the same period in 2008 primarily due to payoffs and the conversion of a mortgage loan to an owned property in the fourth quarter of 2008 resulting from the non-payment of interest income from affiliates of Sunwest Management, Inc., as described in Note 6. Real Estate Investments to our consolidated financial statement included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest and other income for the three months ended March 31, 2009 decreased $0.2 million from the same period in 2008 primarily due to lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the three months ended March 31, 2009 was $0.3 million lower than the same period in 2008 due to a decrease in average debt outstanding during the period resulting from the repayment of a mortgage loan during 2008 and normal amortization of existing mortgage loans.

Depreciation and amortization expense was comparable for each of the three months ended March 31, 2009 and 2008.

Operating and other expenses were $0.1 million higher in the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to an increase in straight-line rent receivable reserve.

Net income allocable to common stockholders for the three months ended March 31, 2009 decreased $0.3 million from the same period in 2008 primarily due to the decrease of allocation of income from our preferred stock buyback application of FSP No. EITF Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (or EITF Topic No. D-42), partially offset by the decrease in preferred stock dividends related to the preferred stock buyback in 2009.

Liquidity and Capital Resources

Operating Activities:

At March 31, 2009, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $503.3 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $75.4 million (prior to deducting a $0.8 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 100 skilled nursing properties, 101 assisted living properties and two schools.  These properties are located in 30 states.  For the three months ended March 31, 2009, we had net cash provided by operating activities of $13.9 million.

For the three months ended March 31, 2009 we recorded $1.2 million in straight-line rent in accordance with Statement of Financial Accounting Standard No. 13. “Accounting for Leases” (or SFAS No. 13).  We currently expect that straight-line rent on a same store basis will decrease from $4.1 million for projected annual 2009 to $2.4 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  Also during the three months ended March 31, 2009, we recorded an additional reserve of $0.2 million on our straight-line rent receivable.  During the three months ended March 31, 2009 we received $14.0 million of cash rental revenue and recorded $0.2 million of lease inducement cost.

Investing and Financing Activities:

For the three months ended March 31, 2009, we received $2.3 million of cash from investing activities.  We invested $0.4 million, at an average yield of approximately 11.5%, under agreements to expand and renovate three existing properties operated by two different operators.  Additionally, we invested $0.2 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2009, we invested $0.2 million under one existing mortgage loan for capital improvements.  Additionally, we received $3.1 million in principal payments on mortgage loans including $2.0 million related to the payoff of one mortgage receivable secured by a skilled nursing property.

For the three months ended March 31, 2009, we used $15.6 million of cash in financing activities.  We paid $0.7 million in principal payments on mortgage loans payable.  We also paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $0.8 million, $21,000 and $3.0 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $9.0 million.  In April 2009, we declared a monthly cash dividend of $0.130 per common share per month for the months of April, May and June 2009, payable on April 30, May 29 and June 30, 2009, respectively, to stockholders of record on April 22, May 21 and June 22, 2009, respectively.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  During the three months ended March 31, 2009, we invested $2.0 million to repurchase a total of 109,484 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $18.27 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF Topic No. D-42 the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issue discount has been added to net income in calculating net income allocable to common stockholders.  After this purchase, 5,894,216 shares of our Series F preferred stock remained issued and outstanding.  Subsequent to March 31, 2009, we purchased on the open market and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commission.  Including this common stock purchase and the preferred stock repurchase, we continue to have an open Board authorization to purchase an additional 3,360,237 shares.

During the three months ended March 31, 2009, holders of 900 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 75,632 at March 31, 2009.

During 2008, we amended and extended our Unsecured Revolving Credit Agreement (or Credit Agreement) at an initial commitment amount of $80.0 million.  The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50%.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Credit Agreement which are measured quarterly we are required to maintain, among other things:

(v)                     a ratio, of total indebtedness to total asset value, not greater than ..5 to 1.0,

(vi)                  a ratio not greater than .35 to 1.0 of secured debt to total asset value

(vii)               a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and

(viii)            a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

At March 31, 2009, we had no outstanding borrowings under our Credit Agreement and the full amount was available for borrowing.

Available Shelf Registration:

During 2007, we filed a Form S-3 “shelf” registration statement which became effective August 7, 2007, and provides us with the capacity to offer up to $300.0 million in our debt and/or equity securities.  We currently have $300.0 million of availability under our effective shelf registration.  We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Liquidity:

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties and schools we own or are pledged to us.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term healthcare facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term healthcare industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term healthcare industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2009, only $4.2 million of our debt was at a variable interest rate.

At March 31, 2009, we had $21.7 million of cash on hand.  On March 31, 2009, we received a $2.0 million prepayment of a loan due in 2016.  In calendar year 2009, we have debt maturities of $8.1 million due in October 2009 at an interest rate of 8.43% and $15.6 million due in December 2009 at an interest rate of 8.81%.  The October maturity may be paid 90 days early and the December maturity may be paid six months early.  In calendar year 2009, we have mortgage receivables of $7.5 million maturing in November.  Additionally, we have an undrawn balance available of $80.0 million under our Credit Agreement with no scheduled maturities other than the maturity date of July 17, 2011.  We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, and our current Credit Agreement borrowing capacity are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  The current turmoil in the debt and equity markets preclude us from, at this time, being able to determine if there is availability of cost-effective capital for significant additional capital investments for the remainder of 2009.

Critical Accounting Policies

Revenue Recognition.  Rental revenue is recorded in accordance with SFAS No. 13 and SEC Staff Bulletin No. 104 “Revenue Recognition” (or SAB 104).  Base rents under operating leases are accrued as earned over the terms of the leases.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year.  Rental revenues relating to leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease.  We will discontinue booking rent on a straight-line basis if the lessee becomes delinquent in rent owed under the terms of the lease and has been put on “non-accrual” status (i.e. we have stopped booking rent on an accrual basis for a particular lease because the collection of rent is uncertain).  Once a lease is on “non-accrual” status, we will evaluate the collectibility of the related straight-line rent asset.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rent we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the three months ended March 31, 2009 and 2008, we recorded $1.2 million and $1.0 million, respectively, in straight-line rental income.  Also during the three months ended March 31, 2009, we recorded an additional reserve of $0.2 million on our straight-line rent receivable.  At March 31, 2009 and December 31, 2008, the straight-line rent receivable balance net of reserves recorded on the balance sheet was $14.9 million and $13.9 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the three months ended March 31, 2009, we recorded a $9,000 decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  During the three months ended March 31, 2008, we did not record an adjustment in our allowance for loan loss reserve.  The allowance for loan losses balance was $0.8 million at both March 31, 2009 and December 31, 2008.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the three months ended March 31, 2009 and 2008, we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For each of the three months ended March 31, 2009 and 2008, we recorded depreciation and amortization expense of $3.7 million.

For further discussion of our critical accounting policies, see Item 8. FINANCIAL STATEMENT—Note 2. Summary of Significant Accounting Policies in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2009.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II

OTHER INFORMATION

Statement Regarding Forward Looking Disclosure

                This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates,’’ or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets including prevailing interest rates, compliance with and changes to regulations and payment policies within the health care industry, changes in financing terms, competition within the health care and senior housing industries, and changes in federal, state and local legislation.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) purchased and the average prices paid per share for each month in the three months ended March 31, 2009 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2009	—	$—	—	3,470,621
February 1 –February 29, 2009	—	$—	—	3,470,621
March 1 – March 31, 2009	109,484	$18.24	109,484	3,361,137
Total (c)	109,484		109,484

(a)             The average price paid per share reflected in the table does not include any commissions paid by us in connection with the repurchase of stock.  Since inception of our existing share repurchase program through March 31, 2009, we had repurchased 893,079 shares of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,768,000 and 745,784 shares of our Series F preferred stock at an average cost of $21.83 per share, including commissions, for an aggregate purchase price including commissions paid of $16,277,000.  Subsequent to March 31, 2009, we purchased and retired 900 shares of common stock for a purchase price of $16,000 or $17.33 per share, including commission.  The shares were purchased on the open market under the Board authorization discussed below.  Including this common stock purchase and the preferred stock repurchase, we continue to have an open Board authorization to purchase an additional 3,360,237 shares.

(b)             Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities, on the open market.  This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization.

(c)              All shares were repurchased pursuant to our existing share repurchase program.  Since inception of our existing share repurchase program through March 31, 2009, we had repurchased 893,079 shares of our common stock at an average price of $20.96 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $18,723,000 and 745,784 shares of our Series F preferred stock at an average price of $21.80 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $16,255,000.  We continue to have an open Board authorization to purchase an additional 3,361,137 shares.  Subsequent to March 31, 2009, we purchased and retired 900 shares of common stock for a purchase price of $16,000 or $17.30 per share, excluding commission.  The shares were purchased on the open market under the Board authorization discussed above.  Including this common stock purchase and the preferred stock repurchase, we continue to have an open Board authorization to purchase an additional 3,360,237 shares.

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

LTC PROPERTIES, INC.
Registrant

Dated: May 11, 2009	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial and Accounting Officer)