Form 10-Q
period 2009-06-30
LTC PROPERTIES INC
filed 2009-08-05
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock outstanding on July 31, 2009 was 23,176,833.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2009

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2009		December 31, 2008
	(unaudited)		(audited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2009 — $137,808; 2008 — $130,475	$331,575		$337,171
Land	34,971		34,971
Mortgage loans receivable, net of allowance for doubtful accounts: 2009 — $740; 2008 — $760	73,546		77,541
Real estate investments, net	440,092		449,683
Other Assets:
Cash and cash equivalents	14,108		21,118
Debt issue costs, net	599		831
Interest receivable	1,972		2,010
Straight-line rent receivable, net of allowance for doubtful accounts: 2009 — $530; 2008 — $140	15,719	(1)	13,900	(1)
Prepaid expenses and other assets	8,577		9,148
Notes receivable	2,703		2,895
Marketable securities	6,470	(2)	6,468	(2)
Total Assets	$490,240		$506,053

LIABILITIES AND EQUITY
Bank borrowings	$5,500		$—
Mortgage loans payable	15,871		32,063
Bonds payable	4,225		4,690
Accrued interest	134		251
Accrued expenses and other liabilities	5,983		5,015
Distributions payable	2,967		3,022
Total Liabilities	34,680		45,041

Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2009 — 7,932; 2008 — 8,042	186,801		189,560
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2009 — 23,177; 2008 — 23,136	232		231
Capital in excess of par value	322,761		321,979
Cumulative net income	555,390		533,565
Other	446		735
Cumulative distributions	(613,204)		(588,192)
Total LTC Properties, Inc. Stockholders’ Equity	452,426		457,878

Noncontrolling interests	3,134		3,134

Total Equity	455,560		461,012

Total Liabilities and Equity	$490,240		$506,053

(1)

On June 30, 2009 and December 31, 2008, we had $2,262,000 and $2,037,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

(2)

At June 30, 2009 and December 31, 2008, we had a $6,500,000 face value investment in marketable securities issued by a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income (1)	$14,951	$14,625	$29,981	$29,259
Interest income from mortgage loans	2,106	2,577	4,477	5,235
Interest and other income (2)	328	649	643	1,204
Total revenues	17,385	17,851	35,101	35,698
Expenses:
Interest expense	814	1,085	1,706	2,261
Depreciation and amortization	3,694	3,730	7,395	7,422
Provisions for doubtful accounts	219	(10)	371	(10)
Operating and other expenses	1,918	1,592	3,651	3,428
Total expenses	6,645	6,397	13,123	13,101
Income from continuing operations	10,740	11,454	21,978	22,597
Discontinued operations:
Gain on sale of assets, net	—	—	—	92
Net income from discontinued operations	—	—	—	92
Net income	10,740	11,454	21,978	22,689
Income allocated to noncontrolling interests	(76)	(77)	(153)	(154)
Net income attributable to LTC Properties, Inc.	10,664	11,377	21,825	22,535
Income allocated to participating securities	(35)	(39)	(71)	(88)
Income allocated to preferred stockholders	(3,786)	(3,847)	(6,945)	(6,716)
Net income allocable to common stockholders	$6,843	$7,491	$14,809	$15,731

Basic earnings per common share (See Note 10):
Continuing operations	$0.30	$0.33	$0.64	$0.68
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income allocable to common stockholders	$0.30	$0.33	$0.64	$0.69

Diluted earnings per common share (See Note 10):
Continuing operations	$0.30	$0.33	$0.64	$0.68
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income allocable to common stockholders	$0.30	$0.33	$0.64	$0.69

Weighted average shares used to calculate earnings per common share:
Basic	23,081	22,969	23,070	22,916
Diluted	23,163	23,099	23,151	23,058

(1)

During the three and six months ended June 30, 2009, we received $1,017,000 and $2,025,000, respectively, in rental income and recorded $109,000 and $226,000, respectively, in straight-line rental income from a lessee that qualifies as a related party. During the three and six months ended June 30, 2008, we received $974,000 and $1,939,000, respectively, in rental income and recorded $130,000 and $269,000, respectively, in straight-line rental income from a lessee that qualifies as a related party. The lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

(2)

During each of the three and six months ended June 30, 2009 and 2008, we recognized $180,000 and $360,000, respectively, of interest income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

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

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$21,978	$22,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,395	7,422
Stock-based compensation expense	665	617
Straight-line rental income	(2,209) (1)	(1,870) (1)
Other non-cash items, net	673	273
Gain on sale of real estate assets, net	—	(92)
Decrease in accrued interest payable	(117)	(92)
Decrease in interest receivable	43	67
Net change in other assets and liabilities	1,092	40
Net cash provided by operating activities	29,520	29,054

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(1,731)	(3,533)
Proceeds from sale of real estate investments	—	555
Investment in real estate mortgages	(216)	(8,135)
Principal payments received on mortgage loans receivable	4,196	9,508
Advance under notes receivable	(125)	(300)
Principal payments received on notes receivable	365	309
Net cash provided by (used in) investing activities	2,489	(1,596)

FINANCING ACTIVITIES:
Bank borrowings	5,500	—
Principal payments on mortgage loans payable and bonds payable	(16,657)	(15,173)
Repurchase of common stock	(16)	—
Preferred stock buyback	(2,000)	(14,276)
Redemption of noncontrolling interests	—	(510)
Distributions paid to noncontrolling interests	(153)	(164)
Distributions paid to stockholders	(25,693)	(26,057)
Net cash used in financing activities	(39,019)	(56,180)

Decrease in cash and cash equivalents	(7,010)	(28,722)
Cash and cash equivalents, beginning of period	21,118	42,631
Cash and cash equivalents, end of period	$14,108	$13,909

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,591	$2,215
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	23	2,745

(1)

During the three months ended June 30, 2009 and 2008, we recorded $109,000 and $130,000, respectively, in straight-line rental income from a lessee that qualifies as a related party. During the six months ended June 30, 2009 and 2008, we recorded $226,000 and $269,000, respectively, in straight-line rental income from a lessee that qualifies as a related party. The lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

See accompanying notes

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.  Under the terms of the partnership agreement, our company, as general partner, is responsible for the management of the partnership’s assets, business and affairs.  Certain of our rights and duties in management of the partnership include making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets.  We, as the general partner, are responsible for the ongoing, major, and central operations of the partnership and make all management decisions.  In addition, we, as the general partner, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (i.e. asset appreciation).

The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership.  The limited partners are also precluded from transferring their partnership interests without the express permission of the general partner.  However, we can transfer our interest without consultation or permission of the limited partners.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation and as required by Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51” (or SFAS No. 160).

The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

Impact of New Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (or SFAS No. 141(R)) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) was effective for fiscal years beginning December 15, 2008. Adoption of SFAS No.141(R) on January 1, 2009 did not have any effect on our consolidated financial statements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In December 2007, the FASB also issued SFAS No. 160 which requires the classification of noncontrolling interests (formerly minority interests) as a component of consolidated equity in the consolidated balance sheet subject to the provisions of EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (or EITF D-98).  SFAS No. 160 is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively.  The required retrospective adoption is reflected in the accompanying consolidated financial statements.  In addition, SFAS No. 160 changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at the amounts attributable to both the controlling and noncontrolling interests. The calculation of earnings per share will continue to be based on income amounts attributable to the controlling interest. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. Adoption of SFAS No. 160 on January 1, 2009 did not impact our computation of net income allocable to common stockholders and earnings per share allocable to common stockholders.  We have reclassified the noncontrolling interests of our limited partnership from the mezzanine section of our consolidated balance sheet to equity.  This reclassification totaled $3.1 million as of June 30, 2009 and December 31, 2008.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (or SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Adoption of SFAS No. 165 did not impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (of SFAS No. 168).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (or Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The adoption of SFAS No. 168 will not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF Topic No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (or EITF 03-6-1).  EITF 03-6-1 clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share” (or SFAS No. 128).  EITF 03-6-1 was effective January 1, 2009 and required retrospective adoption to all prior-period earnings per share data is included in the accompanying consolidated financial statements.  Adoption of EITF 03-6-1 did not have a material effect on our basic or diluted earnings per share.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In April 2009, the FASB issued FSP Financial Accounting Standard No. 107-1 and APB 28-1, “Interim Financial Disclosures about Fair Value of Financial Instruments” (or FAS No. 107-1), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, we adopted FSP No. 107-1. The adoption of FSP No. 107-1 did not impact our consolidated financial statements.

In April 2009, the FASB issued FSP Financial Accounting Standard No. 115-2 and Financial Accounting Standard No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (or FAS No. 115-2 and FAS No. 124-2).  FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements.  FAS No. 115-2 and FAS No. 124-2 is effective for fiscal years and interim periods beginning after June 15, 2009.  The adoption of FAS No. 115-2 and FAS No. 124-2 did not have an impact on our consolidated financial statements.

2.     Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$27,275	36.7%	10	16	714	$38.20
Skilled Nursing Properties	43,260	58.2%	31	38	4,378	$9.88
Schools	3,751	5.1%	1	1	N/A	N/A
Totals	$74,286	100.0%	42	55	5,092

(1)  We have investments in 15 states mortgaged to 24 different operators.

At June 30, 2009, the mortgage loans had interest rates ranging from 7.3% to 13.7% and maturities ranging from 2009 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the six months ended June 30, 2009, we received $1,986,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property with 120 beds located in Tennessee.  Additionally, we invested $216,000 under one mortgage loan for capital improvements.  We received $2,210,000 in regularly scheduled principal payments.

During the six months ended June 30, 2008, we invested $6,754,000 net of closing fees, in a mortgage loan secured by six assisted living properties with 108 units located in Texas. This loan has an initial interest rate of 9.5%, increasing 0.15% annually, with a 20-year amortization and matures in June 2018.  We also invested $938,000, net of closing fees, in a mortgage loan on an assisted living property

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

with 41 units located in Florida.  This loan has an initial interest rate of 10.5%, increasing 0.125% annually, with a 25-year amortization and matures in November 2009.  Also during the six months ended June 30, 2008, we received $6,939,000 plus accrued interest related to the payoff of three mortgage loans secured by three skilled nursing properties. Additionally, we invested $443,000 under two existing mortgage loans for capital improvements and received $2,569,000 in regularly scheduled principal payments.

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$254,857	50.6%	85	3,884	$65.62
Skilled Nursing Properties	240,227	47.6%	62	7,209	$33.32
Schools	9,270	1.8%	1	N/A	N/A
Totals	$504,354	100.0%	148	11,093

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

(iii)    as a percentage of facility net patient revenues in excess of base amounts or

(iv)    specific dollar increases.

During the six months ended June 30, 2009, we invested $1,264,000 at an average yield of 10.7%, under agreements to expand and renovate five existing properties operated by four different operators.  We also invested $467,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the six months ended June 30, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party.  We received net cash proceeds of $555,000 and recognized a $92,000 gain on sale.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease at a 10% yield and we agreed to provide funding up to $2,000,000 to purchase land, construct and equip a new replacement building which will be a combined skilled nursing and assisted living property.  This investment is at the higher of one-year LIBOR plus 5.3% or 10% and construction must be completed by January 18, 2011.  Additionally, during the six months ended June 30, 2008, we invested $1,292,000, at an average yield of 9.9%, under agreements to expand and renovate 13 properties operated by six different operators.  We also invested $1,227,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Discontinued Operations.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” properties held for sale at any reporting period include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale.  In addition, the operating results of real estate assets designated as held for sale and all gains and losses from real estate sold are included in discontinued operations in the consolidated statement of income.  For the six months ended June 30, 2009 and 2008, we did not have net income (loss) from discontinued operations other than the $92,000 gain on sale in 2008 as disclosed above.

Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate investments are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

3.     Notes Receivable

During the six months ended June 30, 2009, we received $365,000 in principal payments  and funded $125,000 under various loans and line of credit agreements with certain operators.  At June 30, 2009, we had seven such loans outstanding with a carrying value of $2,703,000 at a weighted average interest rate of 11.7%.

4.     Marketable Securities

At June 30, 2009 and December 31, 2008, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.     Debt Obligations

Bank Borrowings. During 2008, we amended and extended our Unsecured Revolving Credit Agreement (or Unsecured Credit Agreement) at an initial commitment amount of $80,000,000.  The Unsecured Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120,000,000.  The prior agreement did not have an expansion provision.  The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the amended Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

(i)      a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0,

(ii)     a ratio not greater than ..35 to 1.0 of secured debt to total asset value

(iii)    a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and

(iv)    a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

At June 30, 2009, we had $5,500,000 outstanding borrowing under the Unsecured Credit Agreement with $74,500,000 available for borrowing.  Subsequent to June 30, 2009, we paid $2,500,000 under the unsecured credit agreement reducing the outstanding borrowing to $3,000,000 with $77,000,000 available for borrowing.  At June 30, 2008, we had no outstanding borrowings under the Unsecured Credit Agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans Payable. During the three and six months ended June 30, 2009, we paid off two mortgage loans in the amount of $15,834,000 secured by 10 assisted living properties located in various states.  The retired debt bore a weighted average interest rate of 8.81%.  During the six months ended June 30, 2009, we paid $358,000 in regularly scheduled principal payments.  At June 30, 2009 we had two mortgage loans outstanding with a carrying value of $15,871,000 at a weighted average interest rate of 8.56%.   Subsequent to June 30, 2009, we paid off one mortgage loan in the amount of $8,101,000 secured by one assisted living property located in California.  The retired debt bore an interest rate of 8.43%.

Bonds Payable. At June 30, 2009 and December 31, 2008, we had outstanding principal of $4,225,000 and $4,690,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the six months ended June 30, 2009, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 1.30%.  During the six months ended June 30, 2009 and 2008, we paid $465,000 and $440,000 in regularly scheduled principal payments.  As of June 30, 2009 and December 31, 2008, the aggregate carrying value of real estate properties securing our bonds payable was $7,575,000 and $7,707000, respectively.

6.     Equity

Equity is allocated between controlling and noncontrolling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	$457,878	$3,134	$461,012
Net income	21,825	153	21,978
Repurchase of preferred stock	(2,000)	—	(2,000)
Repurchase of common stock	(16)	—	(16)
Vested stock options and restricted stock	665	—	665
Reclassification adjustment	(288)	—	(288)
Noncontrolling interest preferred return	—	(153)	(153)
Preferred stock dividends	(7,571)	—	(7,571)
Common stock dividends	(18,067)	—	(18,067)
Balance at June 30, 2009	$452,426	$3,134	$455,560

Preferred Stock.  During the six months ended June 30, 2009 holders of 900 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 75,632 at June 30, 2009.

During the six months ended June 30, 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F Preferred Stock) at an average cost of $18.27 per share, including commissions.  During the six months ended June 30, 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our Series F Preferred Stock at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (or EITF Topic No. D-42), the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issue discount has been added to net income in calculating net income allocable to common stockholders.  After these purchases, 5,894,216 shares of our Series F preferred stock remained issued and outstanding.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Common Stock.  Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  During the three and six months ended June 30, 2009, we purchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commission.  The shares were purchased on the open market under the Board authorization discussed above.  Including this common stock purchase and the preferred stock repurchase, as mentioned above, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of common and/or preferred stock.

Noncontrolling Interests. We have one limited partnership and reserved 179,882 shares of our common stock under this partnership agreement.  Since we exercise control, we consolidate the limited partnership and we carry the noncontrolling interests at cost.  The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option.    If we issued shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity.  At June 30, 2009, the carrying value and market value of the partnership conversion rights was $3,134,000 and $3,755,000, respectively.

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

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$1,636	$1,636	$1,636	$1,636
Series E	41	41	65	123
Series F	5,894	5,949	6,004	6,322
	7,571	7,626	7,705	8,081

Common Stock (1)	18,067	18,067	17,976	17,976

Total (2)	$25,638	$25,693	$25,681	$26,057

(1)   Represents $0.130 per share per month for the six months ended June 30, 2009 and 2008.

(2)   The difference between declared and paid is the change in distributions payable on the balance sheet at June 30 and December 31.

In July 2009, we declared a monthly cash dividend of $0.130 per common share per month for the months of July, August and September 2009, payable on July 31, August 31 and September 30, 2009, respectively, to stockholders of record on July 23, August 21 and September 22, 2009, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Other Equity.  Other equity consists of accumulated comprehensive income of $446,000 and $735,000 at June 30, 2009 and December 31, 2008, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Comprehensive Income:
Net Income	$10,740	$11,454	$21,978	$22,689
Reclassification adjustment	(28)	(40)	(288)	(80)

Comprehensive income	$10,712	$11,414	$21,690	$22,609

Stock-Based Compensation.  During the six months ended June 30, 2009 and 2008, $70,000 and $71,000, respectively, of compensation expense was recognized related to the vesting of stock options.  No stock options were issued during the six months ended June 30, 2009 and 2008.   At June 30, 2009, the total number of stock options that are scheduled to vest through December 31, 2009 and 2010 is 68,167 and 68,170, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2010.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2009 and 2010 is $70,000 and $59,000, respectively.  Subsequent to June 30, 2009, we issued 15,000 options to purchase common stock at an exercise price of $24.65 per share.  These stock options vest ratably over a three-year period.

During the three months ended June 30, 2009, we granted 3,000 shares of restricted common stock at $18.34 per share.  These shares vest ratably over a three-year period.  During the six months ended June 30, 2009 and 2008, we recognized $595,000 and $546,000, respectively, of compensation expense related to the vesting of restricted common stock.  During the six months ended June 30, 2009, we granted 36,988 shares of restricted common stock at $17.06 and 3,000 shares of restricted common stock as mentioned above.  These shares vest ratably over a three-year period.  No restricted common stock was granted during the six months ended June 30, 2008.  Subsequent to June 30, 2009, we granted 3,000 shares of restricted common stock at $24.65 per share.  These shares vest ratably over a three-year period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.              Commitments and Contingencies

The following table summarizes our capital improvement commitments as of June 30, 2009 (dollar amounts in thousands):

Original Commitment(9)		Expiration Date	Investment at 6/30/09	Open Commitment at 6/30/09		Estimated Yield		Property Type	Properties	Major Operator
$650		8/31/2009	$381	$269		13.00	%(1)	SNF	1	N/A
2,500		12/4/2009	—	2,500		10.00	%(2)	ALF	35	Brookdale
100		12/31/2009	47	53			(8)(1)	SNF	1	N/A
726		3/31/2010	544	182		11.00	%(2)	SNF	1	Preferred Care
2,000		3/31/2010	—	2,000		11.00	%(1)	SNF	1	Preferred Care
4,000		3/31/2010	—	4,000		11.00	%(1)	SNF	1	Preferred Care
875		10/7/2010	427	448			(6)	ALF	1	N/A
500		10/22/2010	100	400		10.00	%(2)	ALF	1	N/A
2,500		6/16/2010	863	1,637		10.00	%(1)	SNF	1	N/A
1,500		12/1/2010	—	1,500			(5)	ALF	2	N/A
2,000		1/18/2011	—	2,000			(4)(1)	SNF	1	N/A
5,000	(7)	12/31/2014	—	5,000	(7)		(3)	ALF	37	ALC
$22,351			$2,362	$19,989

(1)	Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.
(2)	Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.
(3)	9.5% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).
(4)	The higher of one-year LIBOR plus 5.3% or 10%.
(5)

The commitment is allocated in two tranches of $750,000 each. The yield for the first tranche is included in the initial lease rate; the yield for the second tranche is 8.5% with minimum rent increases as per Footnote (2).

(6)	The yield is included in the initial lease rate.
(7)	$5,000,000 per year for the life of the lease.
(8)	The commitment is allocated in two tranches of $50,000 each. The yield for the first tranche is included in the initial lease rate; the yield for the second tranche is 10%.
(9)	Subsequent to June 30, 2009, we committed to provide a lessee with capital improvement commitment of $1,100,000 expiring on April 17, 2010 with an estimated yield of 10.5%.

The following table summarizes our loan commitments as of June 30, 2009 (dollar amounts in thousands):

Original Commitment	Expiration Date		Investment at 6/30/09	Open Commitment at 6/30/09	Yield		Property Type	Properties	Major Operator
$400	12/31/2009		$323	$77		(1)	SNF	1	N/A
450	6/30/2009	(2)	250	200	8.75	%(2)	SNF	3	N/A
50	3/31/2010		20	30	10.00%		SNF	1	N/A
$900			$593	$307

(1)

The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate of the existing loan. The monthly loan payment will increase at each increase to the principal balance. The interest rate at June 30, 2009 is 10.7%

(2)	Subsequent to June 30, 2009, the interest rate was increased to 10% and the expiration date was extended to June 30, 2010.

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

Beginning in 2009, Alterra Healthcare Corporation changed its name to Brookdale Senior Living Communities, Inc. (or Brookdale Communities). Brookdale Communities is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the three months ended March 31, 2009 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT (1)	ALC	Brookdale

Current assets	$461,187	$31,093	$292,901
Non-current assets	1,372,600	448,247	4,175,530
Current liabilities	362,278	47,088	570,078
Non-current liabilities	1,512,929	166,630	2,944,052
Stockholders’ (deficit) equity	(41,420)	265,622	954,301

Gross revenue	584,249	57,634	497,946
Operating expenses	537,625	67,523	487,693
Income (loss) from continuing operations	4,450	11,775	(13,636)
Net income (loss)	3,657	11,775	(13,636)

Cash provided by operations	36,912	6,750	68,757
Cash used in investing activities	(12,694)	(12,436)	(72,516)
Cash (used in) provided by financing activities	(28,011)	(3,593)	2,293

(1) The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filing and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.4%, or $60,767,000, of our total assets at June 30, 2009 and 15.0% of rental revenue and interest income from mortgage loans recognized as of June 30, 2009.

Brookdale Communities, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.3%, or $60,358,000, of our total assets at June 30, 2009 and 14.7% of rental revenue and interest income from mortgage loans recognized as of June 30, 2009.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 12.6%, or $61,969,000, of our total assets at June 30, 2009 and 13.4% of rental revenue and interest income from mortgage loans recognized as of June 30, 2009. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at June 30, 2009 and December 31, 2008.  During each of the three and six months ended June 30, 2009 and 2008, we recognized $180,000 and $360,000, respectively, of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  In February 2006 we entered into a 15-year master lease agreement with Laurel.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under the master lease agreement.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG.  During the three and six months ended June 30, 2009, we received $1,017,000 and $2,025,000, respectively, in rental income and recorded $109,000 and $226,000, respectively, in straight-line rental income from SHG.  During the three and six months ended June 30, 2008, we received $974,000 and $1,939,000, respectively, in rental income and recorded $130,000 and $269,000, respectively, in straight-line rental income from SHG. At June 30, 2009 and December 31, 2008, the straight-line rent receivable from SHG was $2,262,000 and $2,037,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Income from continuing operations	$10,740	$11,454	$21,978	$22,597

Less net income allocated to noncontrolling interests:	(76)	(77)	(153)	(154)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities (application of EITF Topic No. 03-6-1)	(35)	(39)	(71)	(88)
Total net income allocated to participating securities	(35)	(39)	(71)	(88)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,786)	(3,847)	(7,571)	(7,705)
Allocation of income from preferred stock buyback (application of EITF Topic No. D-42)	—	—	626	989
Total net income allocated to preferred stockholders	(3,786)	(3,847)	(6,945)	(6,716)

Income from continuing operations allocable to common stockholders	6,843	7,491	14,809	15,639

Discontinued operations	—	—	—	92

Total net income allocable to common stockholders	6,843	7,491	14,809	15,731

Effect of dilutive securities:
Convertible preferred securities	20	28	41	65
Net income for diluted net income per share	$6,863	$7,519	$14,850	$15,796

Shares for basic net income per share
Effect of dilutive securities:	23,081	22,969	23,070	22,916
Stock options	6	25	6	18
Convertible preferred securities	76	105	75	124
Shares for diluted net income per share	23,163	23,099	23,151	23,058

Basic net income per share	$0.30	$0.33	$0.64	$0.69
Diluted net income per share	$0.30 (1)	$0.33 (1)	$0.64 (1)	$0.69 (1)

(1)

The Series C Cumulative Convertible Preferred Stock, the participating securities and the noncontrolling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

11.       Fair Value Measurements

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

In April 2009, the FASB issued FAS No. 107-1, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, we adopted FSP No. 107-1. The adoption of FSP No. 107-1 did not impact our consolidated financial statements.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of June 30, 2009 and December 31, 2008 assuming election of SFAS No. 159 were as follows (in thousands):

	At June 30, 2009			At December 31, 2008
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$73,546	$83,756	(1)	$77,541	$88,891	(1)
Marketable debt securities	6,470	6,663	(2)	6,468	6,110	(2)
Mortgage loans payable	15,871	16,096	(3)	32,063	32,914	(3)
Bonds payable	4,225	4,225	(4)	4,690	4,690	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable as June 30, 2009 and December 31, 2008 was 7.5%.

(2)

Our investment in marketable debt securities is classified as Level 2 and thus the fair value is measured using quoted market rates for identical instruments in active markets from an independent third party source. The pricing of our marketable debt securities at June 30, 2009 and December 31, 2008 was 102.5% and 94%, respectively.

(3)

Our obligation under our mortgage loans payable is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2009 and December 31, 2008, the discount rate used to value our future cash outflow of our mortgage loans payable was 6.25%.

(4)

Our bonds payable are at a variable interest rate. The estimated fair value of our bonds payable approximated their carrying values at June 30, 2009 and December 31, 2008 based upon prevailing market interest rates for similar debt arrangements.

12.       Subsequent Event

We evaluated subsequent events through August 5, 2009 when the financial statements were issued.  During this time, we had the following events:

•                  We declared a monthly cash dividend of $0.130 per common share per month for the months of July, August and September 2009, payable on July 31, August 31 and September 30, 2009, respectively, to stockholders of record on July 23, August 21 and September 22, 2009, respectively.

•                  We paid off one mortgage loan in the amount of $8,101,000 secured by one assisted living property located in California.  The retired debt bore an interest rate of 8.43%.

•                  We paid $2,500,000 under the unsecured credit agreement reducing the outstanding borrowing to $3,000,000 with $77,000,000 available for borrowing.

•                  We committed to provide a lessee with capital improvement commitment of $1,100,000 expiring on April 17, 2010 with an estimated yield of 10.5%.

•                  We increased the interest rate of one of our loan commitments from 8.75% to 10% and extended the expiration date from June 30, 2009 to June 30, 2010.

•                  We issued 15,000 options to purchase common stock at an exercise price of $24.65 per share.  These stock options vest ratably over a three-year period.

•                  We granted 3,000 shares of restricted common stock at $24.65 per share.  These shares vest ratably over a three-year period.

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in long-term healthcare and other health care related properties through mortgage loans, property lease transactions and other investments.  In the second quarter of 2009, long-term healthcare properties, which include skilled nursing and assisted living properties, comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of June 30, 2009 (dollar amounts in thousands):

			Six Months Ended 6/30/09		Percentage	Number	Number of	Investment		Number
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (2)	of Revenues (3)	of Properties	Beds /Units	per Bed/Unit	Number of Operators (1)	of States (1)
Assisted Living Properties	$282,132	48.8%	$15,021	$1,547	48.1%	101	4,598	$61.36	13	22
Skilled Nursing Properties	283,487	49.0%	14,371	2,777	49.8%	100	11,587	24.47	34	20
Schools	13,021	2.2%	589	153	2.1%	2	N/A	N/A	2	2
Totals	$578,640	100.0%	$29,981	$4,477	100.0%	203	16,185

(1)	We have investments in 30 states leased or mortgaged to 44 different operators.
(2)	Includes Interest Income from Mortgage Loans.
(3)	Includes Rental Income and Interest Income from Mortgage Loans.

As of June 30, 2009 we had $440.1 million in carrying value of net real estate investment, consisting of $366.5 million or 83.3% invested in owned and leased properties and $73.6 million or 16.7% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2009, rental income and interest income from mortgage loans represented 85.4% and 12.8%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period in accordance with SFAS No. 13, “Accounting for Leases.”  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the six months ended June 30, 2009 and 2008, we recorded $2.2 million and $1.9 million, respectively, in straight-line rental income. Also during the six months ended June 30, 2009, we recorded an additional $0.4 million of straight-line rent receivable reserve. Straight-line rental income on a same store basis will decrease from $4.1 million for projected annual 2009 to $2.4 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.  Conversely our cash rental income is projected to increase from $56.5 million for projected annual 2009 to $58.8 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  During the six months ended June 30, 2009, we received $28.1 million of cash rental revenue and recorded $0.3 million of lease inducement cost.  At June 30, 2009 and December 31, 2008, the straight-line rent receivable balance, net of reserves, on the balance sheet was $15.7 million and $13.9 million, respectively.

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

•                  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages.  The average per bed cost of our owned skilled nursing properties is approximately $33,300 per bed while that of properties subject to our mortgages is approximately $9,800 per bed.

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

Economic Climate

Through the second quarter of 2009, the U.S. experienced challenging financial markets, tighter credit conditions, and slower growth.  Continued concerns about the systemic impact of the recession, declining business and consumer confidence, and a weakened real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy.  As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our operators.

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

At June 30, 2009, we had $14.1 million of cash on hand and $74.5 million available on our $80.0 million Unsecured Credit Agreement which matures July 17, 2011. Subsequent to June 30, 2009, we paid $8.1 million on a mortgage loan secured by one assisted living property located in California.  The retired debt bore an interest rate of 8.43%.  Also, we paid $2.5 million under our Unsecured Credit Agreement resulting in $3.0 million being outstanding under our Unsecured Credit Agreement. In calendar year 2009, we have mortgage receivables of $7.5 million maturing in November.

As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Political Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On July 31, 2009, CMS published the final Medicare skilled nursing facility rates for fiscal year 2010, which will begin on October 1, 2009.  The rule reduces Medicare payments by $390 million or 1.2%, compared to fiscal year 2009 levels.  The rule provides for a recalibration of the case mix weights that will reduce payments by 3.3%, which would more than offset the 2.1% market basked update.  The loss of revenues associated with changes in skilled nursing facility payment rates could, in the future, have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

In addition, each year legislation is proposed in Congress and in some state legislatures that would affect broader changes in the health care system, either nationally or at the state level. President Obama and congressional leaders have expressed their commitment to enacting major health reform legislation this year.  Among the proposals under consideration are additional cost controls on the Medicare and Medicaid programs, health care provider cost-containment initiatives, expanded access to insurance, possibly with a government health insurance option to compete with private plans, measures to prevent medical errors, incentives to promote community-based care as an alternative to institutional long-term care services, and alternative health care delivery systems.  Congressional committees are currently considering a wide variety of plans, which are subject to extensive revision before a final plan emerges.  We will continue to monitor developments.  Given the ongoing debate, we cannot predict whether any reform proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our borrowers and lessees or our business.

Key Transactions

During the three months ended June 30, 2009, we paid $15.8 million related to the payoff of two mortgage loans secured by 10 assisted living properties.  The retired debts bore an interest rate of 8.81%.  Subsequent to June 30, 2009, we paid $8.1 million on a mortgage loan secured by one assisted living property located in California that bore an interest rate of 8.43%.  As a result of these mortgage loans payoffs, we have a $7.8 million mortgage loan remaining secured by an assisted living property located in California.  This mortgage loan is due in August 2010 but may be paid 90 days before maturity.  Also, we have $4.2 million outstanding on multifamily tax-exempt revenue bonds secured by five assisted living properties located in Washington.  These bonds bear interest at a variable interest rate and mature in 2015.  The weighted average interest rate as of June 30, 3009, including letter of credit fees, was 1.30%.

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

The following table reflects our recent historical trends of concentration risk:

	Period Ended
	6/30/09	3/31/09	12/31/08	9/30/08	6/30/08
	(gross investment, in thousands)
Asset mix:
Real property	$504,354	$503,255	$502,617	$497,656	$496,114
Loans receivable	74,286	75,412	78,301	87,581	91,040

Investment mix:
Assisted living properties	$282,132	$282,084	$282,084	$282,304	$282,406
Skilled nursing properties	283,487	283,563	285,814	289,913	291,728
Schools	13,021	13,020	13,020	13,020	13,020

Operator mix:
Brookdale Communities	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc. (1)	86,923	87,015	87,150	87,281	87,490
Extendicare (ALC)	88,034	88,034	88,034	88,034	88,034
Remaining operators	319,473	319,408	321,524	325,712	327,420

Geographic mix:
Colorado	$27,753	$27,723	$27,706	$27,581	$27,581
Florida	43,887	43,836	43,884	43,930	43,975
Ohio	56,804	56,804	56,804	56,804	55,862
Texas	103,657	103,944	104,197	104,637	106,568
Washington	27,312	27,334	27,355	27,376	27,412
Remaining states	319,227	319,026	320,972	324,909	325,756

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

	Three Months Ended
	6/30/09		3/31/09		12/31/08		9/30/08		6/30/08

Debt to book capitalization ratio	5.3	%(1)	7.3%		7.4%		7.4%		7.4%
Debt & Preferred Stock to book capitalization ratio	44.1	%(1)	45.2%		45.5%		45.3%		45.2%

Debt to market capitalization ratio	3.8	%(1)	5.9	%(4)	5.4	%(4)	4.2	%(6)	4.6%
Debt & Preferred Stock to market capitalization ratio	29.5	%(1)	32.8	%(4)	30.1	%(4)	23.0	%(6)	26.8%

Interest coverage ratio	18.7	x(2)	17.7	x(3)	15.4	x(5)	17.1	x(2)	15.0	x
Fixed charge coverage ratio	3.3	x	3.4	x	3.1	x	3.2	x	3.3	x

(1)	Decrease primarily due to the repayment of $15.8 million on two mortgage loans secured by 10 assisted living properties located in various states.
(2)	Increase primarily due to decrease in interest expense relating to the repayment of debt.
(3)	Increase primarily due to increases in rental income resulting from lease restructuring and one-time interest income resulting from the prepayment of a mortgage loan.
(4)	Increase primarily due to the decrease in market capitalization.
(5)

Decrease is due primarily to non-payment of rental income and mortgage interest income from affiliates of Sunwest Management, Inc., loan pay-offs and lower invested cash balances at lower interest rates, partially offset by lower interest expense due to debt paid off in 2008. Additionally in the fourth quarter of 2008, we incurred $0.6 million of one-time charges related primarily to lease/loan defaults and terminated transactions.

(6)	Decrease primarily due to increase in market capitalization.

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

Operating Results

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenues for the three months ended June 30, 2009 decreased to $17.4 million from $17.9 million for the same period in 2008 primarily due to decreases in interest income from mortgage loans and decreases in interest and other income partially offset by increases in rental income, as discussed below.  Rental income for the three months ended June 30, 2009 increased $0.3 million from the same period in 2008 primarily as a result of increases provided for in existing lease agreements.  Same store cash rental income, properties owned for the three months ended June 30, 2009 and 2008, increased $0.3 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the three months ended June 30, 2009 decreased $0.5 million from the same period in 2008 primarily due to payoffs and the conversion of a mortgage loan to an owned property in the fourth quarter of 2008 resulting from the non-payment of interest income from affiliates of Sunwest Management, Inc., as described in Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K as amended by our Current Report on Form 8-K dated June 30, 2009 for the year ended December 31, 2008.

Interest and other income for the three months ended June 30, 2009 decreased $0.3 million from the same period in 2008 primarily due to lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the three months ended June 30, 2009 was $0.3 million lower than the same period in 2008 due to a decrease in average debt outstanding during the period resulting from the repayment of a mortgage loan and normal amortization of existing mortgage loans.

Depreciation and amortization expense was comparable for each of the three months ended June 30, 2009 and 2008.

Provisions for doubtful accounts increased $0.2 million due to an increase in straight-line rent receivable reserve.

Operating and other expenses were $0.3 million higher in the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to an increase in legal and accounting fees related to the new accounting rules effective January 1, 2009, property tax expenses paid on behalf of one of our operators and the timing of certain expenditures.

Net income allocable to common stockholders for the three months ended June 30, 2009 decreased $0.6 million from the same period in 2008 due to the changes previously described above.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenues for the six months ended June 30, 2009 decreased to $35.1 million from $35.7 million for the same period in 2008 primarily due to decreases in interest income from mortgage loans and decreases in interest and other income partially offset by increases in rental income, as discussed below.  Rental income for the six months ended June 30, 2009 increased $0.7 million from the same period in 2008 primarily as a result of increases provided for in existing lease agreements.  Same store cash rental income, properties owned for the six months ended June 30, 2009 and 2008, increased $0.7 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the six months ended June 30, 2009 decreased $0.8 million from the same period in 2008 primarily due to payoffs and the conversion of a mortgage loan to an owned property in the fourth quarter of 2008 resulting from the non-payment of interest income from affiliates of Sunwest Management, Inc., as described in Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K as amended by our Current Report on Form 8-K dated June 30, 2009 for the year ended December 31, 2008.

Interest and other income for the six months ended June 30, 2009 decreased $0.6 million from the same period in 2008 primarily due to lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the six months ended June 30, 2009 was $0.6 million lower than the same period in 2008 due to a decrease in average debt outstanding during the period resulting from the repayment of a mortgage loan and normal amortization of existing mortgage loans.

Depreciation and amortization expense was comparable for each of the six months ended June 30, 2009 and 2008.

Provisions for doubtful accounts increased $0.4 million due to an increase in straight-line rent receivable reserve.

Operating and other expenses were $0.2 million higher in the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to an increase in legal and accounting fees related to the new accounting rules effective January 1, 2009, property tax expenses paid on behalf of one of our operators and the timing of certain expenditures.

Net income allocable to common stockholders for the six months ended June 30, 2009 decreased $0.9 million from the same period in 2008 primarily due to the changes previously described above and the decrease in allocating income from our preferred stockholders related to the repurchase of preferred stock for less than redemption value in accordance with EITF Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (or EITF Topic No. D-42), partially offset by the decrease in preferred stock dividends related to the preferred stock buyback.

Liquidity and Capital Resources

Operating Activities:

At June 30, 2009, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $504.4 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $74.3 million (prior to deducting a $0.7 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 100 skilled nursing properties, 101 assisted living properties and two schools.  These properties are located in 30 states.  For the six months ended June 30, 2009, we had net cash provided by operating activities of $29.5 million.

For the six months ended June 30, 2009 we recorded $2.2 million in straight-line rent in accordance with Statement of Financial Accounting Standard No. 13. “Accounting for Leases” (or SFAS No. 13).  We currently expect that straight-line rent on a same store basis will decrease from $4.1 million for projected annual 2009 to $2.4 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely our cash rental income is projected to increase from $56.5 million for projected annual 2009 to $58.8 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Also during the six months ended June 30, 2009, we recorded an additional reserve of $0.4 million on our straight-line rent receivable.  During the six months ended June 30, 2009 we received $28.1 million of cash rental revenue and recorded $0.3 million of amortized lease inducement cost.

Investing and Financing Activities:

For the six months ended June 30, 2009, we received $2.5 million of cash from investing activities.  We invested $1.3 million, at an average yield of 10.7%, under agreements to expand and renovate five existing properties operated by four different operators.  Additionally, we invested $0.5 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the six months ended June 30, 2009, we invested $0.2 million under one existing mortgage loan for capital improvements.  Additionally, we received $4.2 million in principal payments on mortgage loans including $2.0 million related to the payoff of one mortgage receivable secured by a skilled nursing property.

For the six months ended June 30, 2009, we used $39.0 million of cash in financing activities.  We paid $0.8 million in scheduled principal payments on mortgage loans and bonds payable.  Also, we paid $15.8 million related to the payoff of two mortgage loans secured by 10 assisted living properties.  The retired debt bore a weighted average interest rate of 8.81%.  Subsequent to June 30, 2009, we paid $8.1 million on a mortgage loan secured by one assisted living property located in California that bore an interest rate of 8.43%.

We paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $1.6 million, $41,000 and $5.9 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $18.1 million.  In July 2009, we declared a monthly cash dividend of $0.130 per common share per month for the months of July, August and September 2009, payable on July 31, August 31 and September 30, 2009, respectively, to stockholders of record on July 23, August 21 and September 22, 2009, respectively.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  During the six months ended June 30, 2009, we invested $2.0 million to repurchase a total of 109,484 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $18.27 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by EITF Topic No. D-42 the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issue discount has been added to net income in calculating net income allocable to common stockholders.  After this purchase, 5,894,216 shares of our Series F preferred stock remained issued and outstanding.  Also, during the six months ended June 30, 2009, we purchased on the open market and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commissions.  Including the common stock repurchase and the preferred stock repurchase, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of common and/or preferred stock.

During the six months ended June 30, 2009, holders of 900 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 75,632 at June 30, 2009.

During 2008, we amended and extended our Unsecured Revolving Credit Agreement (or Unsecured Credit Agreement) at an initial commitment amount of $80.0 million.  The Unsecured Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50%.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

(v)                     a ratio, of total indebtedness to total asset value, not greater than ..5 to 1.0,

(vi)                  a ratio not greater than .35 to 1.0 of secured debt to total asset value

(vii)               a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and

(viii)            a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

At June 30, 2009, we had $5.5 million outstanding borrowings under our Unsecured Credit Agreement with $74.5 million available for borrowing.  Subsequent to June 30, 2009, we paid $2.5 million under the Unsecured Credit Agreement reducing the outstanding borrowing to $3.0 million with $77.0 million available for borrowing.

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

Concurrent on the filing date of this Quarterly Report on Form 10-Q, we have entered into an equity distribution agreement with KeyBanc Capital Markets Inc. under which we may issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares through KeyBanc Capital Markets Inc.  Sales, if any, of common shares will be made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc Capital Markets Inc.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2009, only $4.2 million of our debt was at a variable interest rate.

At June 30, 2009, we had $14.1 million of cash on hand and $74.5 million available on our $80.0 million Unsecured Credit Agreement which matures July 17, 2011. Subsequent to June 30, 2009, we paid $8.1 million on a mortgage loan secured by one assisted living property located in California.  The retired debt bore an interest rate of 8.43%.  Also, we paid $2.5 million under our Unsecured Credit Agreement resulting in $3.0 million being outstanding under our Unsecured Credit Agreement. In calendar year 2009, we have mortgage receivables of $7.5 million maturing in November.  We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, and our current Unsecured Credit Agreement borrowing capacity are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  The current turmoil in the debt and equity markets preclude us from, at this time, being able to determine if there is availability of cost-effective capital for significant additional capital investments for the remainder of 2009.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status or reserve against all or a portion of current income as an offset to revenue.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rent we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the six months ended June 30, 2009 and 2008, we recorded $2.2 million and $1.9 million, respectively, in straight-line rental income.  Also during the six months ended June 30, 2009, we recorded an additional reserve of $0.4 million on our straight-line rent receivable.  At June 30, 2009 and December 31, 2008, the straight-line rent receivable balance, net of reserves, recorded on the balance sheet was $15.7 million and $13.9 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the six months ended June 30, 2009 and 2008, we recorded a $20,000 and $10,000, respectively, decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  The allowance for loan losses balance was $0.7 million and $0.8 million at June 30, 2009 and December 31, 2008, respectively.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the six months ended June 30, 2009 and 2008, we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For each of the six months ended June 30, 2009 and 2008, we recorded depreciation and amortization expense of $7.4 million.

For further discussion of our critical accounting policies, see Item 8. FINANCIAL STATEMENT—Note 2. Summary of Significant Accounting Policies in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three and six months ended June 30, 2009.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II

OTHER INFORMATION

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates,’’ or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets (including prevailing interest rates), and our access to capital; the income and returns available from investments in health care related real estate, the ability of our borrowers and lessees to meet their obligations to us, our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry, regulation of the health care industry by federal, state and local governments, compliance with and changes to regulations and payment policies within the health care industry, debt that we may incur and changes in financing terms, our ability to continue to qualify as a real estate investment trust, the relative illiquidity of our real estate investments, potential limitations on our remedies when mortgage loans default, and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended June 30, 2009 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 – April 30, 2009	900	$17.30	900	3,360,237
May 1 – May 31, 2009	—	$—	—	3,360,237
June 1 – June 30, 2009	—	$—	—	3,360,237
Total (c)	900		900

(a)

The average price paid per share reflected in the table does not include any commissions paid by us in connection with the repurchase of stock. Since inception of our existing share repurchase program through June 30, 2009, we had repurchased 893,979 shares of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,783,000 and 745,784 shares of our Series F preferred stock at an average cost of $21.83 per share, including commissions, for an aggregate purchase price including commissions paid of $16,277,000. We continue to have an open Board authorization to purchase an additional 3,360,237 shares.

(b)

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities, on the open market. This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization.

(c)

All shares were repurchased pursuant to our existing share repurchase program. Since inception of our existing share repurchase program through June 30, 2009, we had repurchased 893,979 shares of our common stock at an average price of $20.96 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $18,738,000 and 745,784 shares of our Series F preferred stock at an average price of $21.80 per share, excluding commissions, for an aggregate purchase price excluding commissions paid of $16,255,000. We continue to have an open Board authorization to purchase an additional 3,360,237 shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 15, 2009 (Annual Meeting) in Westlake Village, California.  At the Annual Meeting, the following matters were considered and voted upon:

Proposal No. 1:  To elect five directors to serve on the Board of Directors for the ensuing year or until the election and qualification of their respective successors.

At the Annual Meeting, Andre C. Dimitriadis, Boyd Hendrickson, Edmund C. King, Wendy Simpson and Timothy J. Triche, M.D. were re-elected as directors to serve for a one-year term until the 2010 Annual Meeting of Stockholders.  Voting at the Annual Meeting for Proposal No. 1 was as follows:

Director Nominee	Votes Cast For	Votes Against
Andre C. Dimitriadis	19,559,423	2,347,345
Boyd W. Hendrickson	19,014,102	2,892,666
Edmund C. King	21,346,377	560,391
Wendy L. Simpson	21,175,793	730,975
Timothy J. Triche, M.D.	21,539,226	367,542

Proposal No. 2:  To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2009.

At the Annual Meeting, our stockholders approved this proposal by the votes indicated below:

Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
21,506,173	339,189	60,954	452

Item 5.  Other Information

On August 3, 2009, we amended Section 5.01 of our bylaws to provide for the transfer of uncertificated shares in the event the Board elects to participate in the Depository Trust Company’s direct registration system.  Section 5.01 as amended now provides as follows:

5.01. CERTIFICATES OF STOCK.  Except as otherwise provided in these Bylaws, this Section 5.01 and the other sections of Article V of these Bylaws shall not be interpreted to limit the authority of the Board of Directors to authorize the issuance of some or all of the Shares of any or all classes or series of the Company’s Stock without certificates.  Each Stockholder shall be entitled to a certificate for the Shares of Stock of the Corporation held by such Stockholder, other than Shares of such Stock issued without certificates pursuant to authorization of the Board of Directors, in such form as may from time to time be prescribed by the Board of Directors. Such certificate shall be signed by the Chairman, President, or any Vice President and countersigned by the Treasurer, Secretary, or any Assistant Treasurer or Assistant Secretary. The Corporation seal and the signatures by Corporation officers may be facsimile if the certificate is manually countersigned by an authorized person on behalf of a transfer agent or registrar other than the Corporation or its employee. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed on such certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the time of its issue. Every certificate for shares of stock which are subject to any restriction on transfer and every certificate issued when the Corporation is authorized to issue more than one class or series of stock shall contain such legend with respect thereto as is required by law.

Item 6.  Exhibits

3.1	LTC Properties, Inc. Articles of Restatement*

3.2	Bylaws of LTC Properties, Inc., as amended and restated* August 3, 2009

10.1	Form of Indemnity Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers

10.2

Equity Distribution Agreement, dated August 5, 2009, between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to LTC Properties, Inc.’s Current Report on Form 8- K filed August 5, 2009)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

The exhibit is a complete version of prior restated and amended provisions. This approach provides the governance documents in a single exhibit for SEC filings. LTC Properties, Inc. did not enter into any new amendment or restatement in connection with providing this complete copy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 5, 2009	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial and Accounting Officer)