Form 10-Q
period 2009-09-30
LTC PROPERTIES INC
filed 2009-11-05
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding on October 30, 2009 was 23,214,833.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2009

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2009		December 31, 2008
	(unaudited)		(audited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2009 — $141,473; 2008 — $130,475	$328,737		$337,171
Land	34,971		34,971
Mortgage loans receivable, net of allowance for doubtful accounts: 2009 — $720; 2008 — $760	71,548		77,541
Real estate investments, net	435,256		449,683
Other Assets:
Cash and cash equivalents	5,076		21,118
Debt issue costs, net	555		831
Interest receivable	1,802		2,010
Straight-line rent receivable, net of allowance for doubtful accounts: 2009 — $413; 2008 — $140	16,532	(1)	13,900	(1)
Prepaid expenses and other assets	8,767		9,148
Notes receivable	2,553		2,895
Marketable securities	6,472	(2)	6,468	(2)
Total Assets	$477,013		$506,053

LIABILITIES AND EQUITY
Bank borrowings	$—		$—
Mortgage loans payable	7,728		32,063
Bonds payable	4,225		4,690
Accrued interest	67		251
Accrued expenses and other liabilities	6,931		5,015
Distributions payable	2,967		3,022
Total Liabilities	21,918		45,041

Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2009 — 7,932; 2008 — 8,042	186,801		189,560
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2009 — 23,215; 2008 — 23,136	232		231
Capital in excess of par value	323,905		321,979
Cumulative net income	566,640		533,565
Other	418		735
Cumulative distributions	(626,035)		(588,192)
Total LTC Properties, Inc. Stockholders’ Equity	451,961		457,878
Non-controlling interests	3,134		3,134
Total Equity	455,095		461,012
Total Liabilities and Equity	$477,013		$506,053

(1)

On September 30, 2009 and December 31, 2008, we had $2,371,000 and $2,037,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)

At September 30, 2009 and December 31, 2008, we had a $6,500,000 face value investment in marketable securities issued by a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income (1)	$14,961	$14,080	$44,942	$43,339
Interest income from mortgage loans	2,061	2,450	6,538	7,685
Interest and other income (2)	306	469	949	1,673
Total revenues	17,328	16,999	52,429	52,697

Expenses:
Interest expense	340	900	2,046	3,161
Depreciation and amortization	3,694	3,745	11,089	11,167
Provisions for doubtful accounts	202	(30)	573	(40)
Operating and other expenses	1,766	1,680	5,417	5,108
Total expenses	6,002	6,295	19,125	19,396

Income from continuing operations	11,326	10,704	33,304	33,301
Discontinued operations:
Gain on sale of assets, net	—	—	—	92
Net income from discontinued operations	—	—	—	92
Net income	11,326	10,704	33,304	33,393
Income allocated to non-controlling interests	(76)	(76)	(229)	(230)
Net income attributable to LTC Properties, Inc.	11,250	10,628	33,075	33,163

Income allocated to participating securities	(34)	(36)	(105)	(124)
Income allocated to preferred stockholders	(3,785)	(3,844)	(10,730)	(10,560)
Net income available to common stockholders	$7,431	$6,748	$22,240	$22,479

Basic earnings per common share:
Continuing operations	$0.32	$0.29	$0.96	$0.98
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income allocable to common stockholders	$0.32	$0.29	$0.96	$0.98

Diluted earnings per common share:
Continuing operations	$0.32	$0.29	$0.96	$0.97
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income allocable to common stockholders	$0.32	$0.29	$0.96	$0.98

Weighted average shares used to calculate earnings per common share:
Basic	23,108	23,019	23,083	22,950
Diluted	23,193	23,142	23,165	23,087

(1)

During the three and nine months ended September 30, 2009, we received $1,017,000 and $3,042,000, respectively, in rental income and recorded $109,000 and $335,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and nine months ended September 30, 2008, we received $986,000 and $2,925,000, respectively, in rental income and recorded $133,000 and $401,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)

During each of the three and nine months ended September 30, 2009 and 2008, we recognized $180,000 and $540,000, respectively, of interest income from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009		2008
OPERATING ACTIVITIES:
Net income	$33,304		$33,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,089		11,167
Stock-based compensation expense	1,025		923
Straight-line rental income	(3,245	)(1)	(2,617	)(1)
Other non-cash items, net	1,064		402
Gain on sale of real estate assets, net	—		(92)
Decrease in accrued interest payable	(184)		(100)
Decrease in interest receivable	231		246
Net change in other assets and liabilities	1,658		(784)
Net cash provided by operating activities	44,942		42,538

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(2,545)		(5,030)
Proceeds from sale of real estate investments	—		555
Investment in real estate mortgages	(219)		(8,135)
Principal payments received on mortgage loans receivable	6,188		12,927
Advance under notes receivable	(125)		(300)
Principal payments received on notes receivable	537		685
Net cash provided by investing activities	3,836		702

FINANCING ACTIVITIES:
Bank borrowings	5,500		—
Repayment of bank borrowings	(5,500)		—
Principal payments on mortgage loans payable and bonds payable	(24,800)		(15,354)
Repurchase of common stock	(16)		—
Proceeds from stock offering	490		—
Repurchase of preferred stock	(2,000)		(14,276)
Redemption of non-controlling interests	—		(510)
Distributions paid to non-controlling interests	(229)		(240)
Distributions paid to stockholders	(38,524)		(38,919)
Other	259		(422)
Net cash used in financing activities	(64,820)		(69,721)

Decrease in cash and cash equivalents	(16,042)		(26,481)
Cash and cash equivalents, beginning of period	21,118		42,631
Cash and cash equivalents, end of period	$5,076		$16,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,919		$3,023
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	23		2,919

(1)

During the nine months ended September 30, 2009 and 2008, we recorded $335,000 and $401,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries and a controlled partnership.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Control over the partnership is based on the provisions of the partnership agreement that provide us with a controlling financial interest in the partnership.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  In June 2009, the Financial Accounting Standard Board (or FASB) issued a new accounting pronouncement regarding the FASB Accounting Standards CodificationTM (or Codification) and the hierarchy of GAAP.  This pronouncement establishes Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Codification will supersede all existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  Pursuant to the provisions of Codification, we have updated references to GAAP in the accompanying financial statements.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation, including changes as a result of the application of new accounting pronouncements for our non-controlling interests in consolidated entities.  See Impact of New Accounting Pronouncements below for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

Impact of New Accounting Pronouncements:

In December 2007, the FASB amended its guidance revising the accounting for business combinations which requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any non-controlling interests at their fair values on the acquisition date. This amended guidance also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. This amended guidance was effective for fiscal years beginning December 15, 2008. Adoption of this amended guidance on January 1, 2009 did not have any effect on our consolidated financial statements.

In December 2007, the FASB also amended guidance to require the classification of non-controlling interests (formerly minority interests) as a component of consolidated equity in the consolidated balance sheet subject to the provisions of the rules governing classification and measurement of redeemable securities.  This amended guidance is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively.  The required retrospective adoption is reflected in the accompanying consolidated financial statements.  In addition, this amended guidance changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at the amounts attributable to both the controlling and non-controlling interests. The calculation of earnings per share will continue to be based on income amounts attributable to the controlling interest.  Also, this amended guidance addresses accounting and reporting for a change in control of a subsidiary. Adoption of this amended guidance on January 1, 2009 did not impact our computation of net income allocable to common stockholders and earnings per share allocable to common stockholders.  We have reclassified the non-controlling interests of our limited partnership from the mezzanine section of our consolidated balance sheet to equity.  This reclassification totaled $3.1 million as of September 30, 2009 and December 31, 2008.

In May 2009, the FASB issued amended guidance regarding subsequent events. This pronouncement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This amended guidance is effective for interim or annual financial periods ending after June 15, 2009. Adoption of this amended guidance did not impact our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities.  This guidance clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share.  This guidance was effective January 1, 2009 and required retrospective adoption to all prior-period earnings per share data is included in the accompanying consolidated financial statements.  Adoption of this guidance did not have a material effect on our basic or diluted earnings per share.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In April 2009, the FASB issued new accounting guidance surrounding interim financial disclosures about fair value of financial instruments, which amended existing guidance regarding disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends the interim financial reporting guidance to require those disclosures in summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not impact our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding the recognition and presentation of other-than-temporary impairments which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements.  This guidance is effective for fiscal years and interim periods beginning after June 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

2.              Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$27,161	37.6%	10	16	714	$38.04
Skilled Nursing Properties	41,356	57.2%	30	37	4,251	$9.73
Schools	3,751	5.2%	1	1	N/A	N/A
Totals	$72,268	100.0%	41	54	4,965

(1)     We have investments in 14 states mortgaged to 23 different operators.

At September 30, 2009, the mortgage loans had interest rates ranging from 7.6% to 13.7% and maturities ranging from 2010 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended September 30, 2009, we received $1,040,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property with 127 beds located in Louisiana.

During the nine months ended September 30, 2009, we received $3,026,000 plus accrued interest related to the payoff of two mortgage loans secured by two skilled nursing properties.  Additionally, we invested $219,000 under one mortgage loan for capital improvements.  We received $3,162,000 in regularly scheduled principal payments.

During the nine months ended September 30, 2008, we invested $6,754,000, net of closing fees, in a mortgage loan secured by six assisted living properties with 108 units located in Texas. We also

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

invested $938,000, net of closing fees, in a mortgage loan on an assisted living property with 41 units located in Florida and $443,000 under two existing mortgage loans for capital improvements.

Also during the nine months ended September 30, 2008, we received $9,283,000 plus accrued interest related to the payoff of seven mortgage loans secured by seven skilled nursing properties. Additionally, we received $3,644,000 in regularly scheduled principal payments.

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$255,048	50.5%	85	3,884	$65.67
Skilled Nursing Properties	240,863	47.7%	62	7,209	$33.41
Schools	9,270	1.8%	1	N/A	N/A
Totals	$505,181	100.0%	148	11,093

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

During the nine months ended September 30, 2009, we invested $1,987,000 at an average yield of 10.6%, under agreements to expand and renovate eight existing properties operated by six different operators.  We also invested $558,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party.  We received net cash proceeds of $555,000 and recognized a $92,000 gain on sale.  We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease.  Additionally, during the nine months ended September 30, 2008, we invested $2,871,000, at an average yield of approximately 10%, under agreements to expand and renovate 14 properties operated by six different operators.  We also invested $1,145,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

Discontinued Operations.  In accordance with the accounting guidance, properties held for sale at any reporting period include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

one year.  Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.  No depreciation expense is recognized on properties held for sale.  In addition, the operating results of real estate assets designated as held for sale and all gains and losses from real estate sold are included in discontinued operations in the consolidated statement of income.  For the nine months ended September 30, 2009 and 2008, we did not have net income (loss) from discontinued operations other than the $92,000 gain on sale in 2008 as disclosed above.

Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate investments are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

3.              Notes Receivable

During the nine months ended September 30, 2009, we received $537,000 in principal payments and funded $125,000 under various loans and line of credit agreements with certain operators.  At September 30, 2009, we had six such loans outstanding with a carrying value of $2,553,000 at a weighted average interest rate of 11.8%.

4.              Marketable Securities

At September 30, 2009 and December 31, 2008, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.              Debt Obligations

Bank Borrowings. During 2008, we amended and extended our Unsecured Revolving Credit Agreement (or Unsecured Credit Agreement) at an initial commitment amount of $80,000,000.  The Unsecured Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120,000,000.  The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

(i)	a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0,
(ii)	a ratio not greater than .35 to 1.0 of secured debt to total asset value
(iii)	a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and
(iv)	a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

At September 30, 2009 and 2008, we had no outstanding borrowings under the Unsecured Credit Agreement, we were in compliance with all covenants and the full amount was available for borrowing.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans Payable. During the three months ended September 30, 2009, we paid off a mortgage loan in the amount of $8,101,000 secured by an assisted living property located in California.  The retired debt bore an interest rate of 8.43%.

During the nine months ended September 30, 2009, we paid off three mortgage loans in the amount of $23,935,000 secured by 11 assisted living properties located in various states.  The retired debts bore a weighted average interest rate of 8.68%.  During the nine months ended September 30, 2009, we paid $400,000 in regularly scheduled principal payments.  At September 30, 2009 we had one mortgage loan outstanding with a carrying value of $7,728,000 at a fixed interest rate of 8.69%.

During the nine months ended September 30, 2008, we paid off a mortgage loan in the amount of $14,188,000 secured by four assisted living properties located in Ohio.  Also, during the nine months ended September 30, 2008, we paid $726,000 in regularly scheduled principal payments.

Bonds Payable. At September 30, 2009 and December 31, 2008, we had outstanding principal of $4,225,000 and $4,690,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the nine months ended September 30, 2009, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.24%.  During the nine months ended September 30, 2009 and 2008, we paid $465,000 and $440,000 in regularly scheduled principal payments.  As of September 30, 2009 and December 31, 2008, the aggregate carrying value of real estate properties securing our bonds payable was $7,509,000 and $7,707,000, respectively.

6.              Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2008	$457,878	$3,134	$461,012
Net income	33,075	229	33,304
Repurchase of preferred stock	(2,000)	—	(2,000)
Common stock offering	490	—	490
Repurchase of common stock	(16)	—	(16)
Vested stock options and restricted stock	1,025	—	1,025
Reclassification adjustment	(316)	—	(316)
Non-controlling interest preferred return	—	(229)	(229)
Preferred stock dividends	(11,356)	—	(11,356)
Common stock dividends	(27,113)	—	(27,113)
Stock option exercises	294	—	294
Balance at September 30, 2009	$451,961	$3,134	$455,095

Preferred Stock.  During the nine months ended September 30, 2009 holders of 900 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 75,632 at September 30, 2009.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F Preferred Stock) at an average cost of $18.27 per share, including commissions.  During the nine months ended September 30, 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our Series F Preferred Stock at an average cost of $22.44 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs has been added to net income in calculating net income allocable to common stockholders.  After these purchases, 5,894,216 shares of our Series F preferred stock remained issued and outstanding.

Common Stock.  During the three and nine months ended September 30, 2009, a total of 15,000 common stock options were exercised at a total option value of $294,000 and a total market value on the date of exercise of $373,000. Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  During the nine months ended September 30, 2009, we purchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commission.  The shares were purchased on the open market under the Board authorization discussed above.  Including this common stock purchase and the preferred stock repurchase, as mentioned above, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of common and/or preferred stock.

On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75,000,000 in aggregate offering price of our common shares.  During the three and nine months ended September 30, 2009, we sold 20,000 shares of common stock at a weighted average price, including fees, of $24.53, resulting in net proceeds of $490,000 after $11,000 of sales fees.

Non-controlling Interests. We have one limited partnership and have reserved 179,882 shares of our common stock under this partnership agreement.  Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost.  The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option.    If we issued shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity.  At September 30, 2009, the carrying value and market value of the partnership conversion rights was $3,134,000 and $4,401,000, respectively.

During the nine months ended September 30, 2008, one of our limited partners exercised its conversion rights and exchanged a portion of its interest in the limited partnership.  Upon receipt of the redemption notification of 22,000 limited partnership units, we elected to satisfy the redemption in cash.  We paid the limited partner $510,000 in cash, which represented the closing price of our common stock on the redemption date multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $136,000.  We recognized this $136,000 difference as an increase in the basis of the properties.   See Note 1. General for discussion regarding amended guidance for relating to the account for non-controlling interest.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$2,454	$2,454	$2,454	$2,454
Series E	61	61	89	151
Series F	8,841	8,896	9,006	9,324
	11,356	11,411	11,549	11,929

Common Stock (1)	27,113	27,113	26,990	26,990

Total (2)	$38,469	$38,524	$38,539	$38,919

(1)          Represents $0.130 per share per month for the nine months ended September 30, 2009 and 2008.

(2)          The difference between declared and paid is the change in distributions payable on the balance sheet at September 30 and December 31.

In October 2009, we declared a monthly cash dividend of $0.130 per common share per month for the months of October, November and December 2009, payable on October 30, November 30 and December 31, 2009, respectively, to stockholders of record on October 22, November 20 and December 23, 2009, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $418,000 and $735,000 at September 30, 2009 and December 31, 2008, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Comprehensive Income:
Net income	$11,326	$10,704	$33,304	$33,393
Reclassification adjustment	(28)	(105)	(316)	(184)

Comprehensive income	$11,298	$10,599	$32,988	$33,209

Stock-Based Compensation.  During the three and nine months ended September 30, 2009, we granted 15,000 options to purchase common stock at an exercise price of $24.65 per share.  These stock options vest ratably over a three-year period.  No stock options were issued during the nine months ended September 30, 2008.   At September 30, 2009, the total number of stock options that are scheduled to vest through December 31, 2009, 2010, 2011 and 2012 is 0; 73,170; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense relating to the vesting of stock options for the three and nine months ended September 30, 2009 and 2008 were $38,000 and $35,000, respectively, and $108,000 and $106,000, respectively.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2009, 2010, 2011 and 2012 is $39,000, $75,000, $17,000 and $10,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended September 30, 2009, we granted 3,000 shares of restricted common stock at $24.65 per share.  These shares vest ratably over a three-year period.  During the nine months ended September 30, 2009, we granted 36,988 shares of restricted common stock at $17.06 per share, 3,000 shares of restricted common stock at $18.34 per share and 3,000 shares of restricted common stock as mentioned above.  These shares vest ratably over a three-year period.  No restricted common stock was granted during the nine months ended September 30, 2008.  During the three and nine months ended September 30, 2009 and 2008, we recognized $322,000 and $271,000, respectively, and $917,000 and $817,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.              Commitments and Contingencies

The following table summarizes our capital improvement commitments as of September 30, 2009 (dollar amounts in thousands):

Commitment		Expiration Date		Used Commitment at 9/30/09		Open Commitment at 9/30/09		Estimated Yield		Property Type	Properties	Major Operator
$650		10/31/2009	(9)	$526	(8a)	$124		13.00	%(1)	SNF	1	N/A
2,500		12/4/2009		—		2,500		10.00	%(2)	ALF	35	Brookdale
1,100		3/17/2010		3	(8b)	1,097		10.50	%(1)	SNF	1	N/A
726		3/31/2010		564	(8c)	162		11.00	%(2)	SNF	1	Preferred Care
2,000		3/31/2010		—		2,000		11.00	%(1)	SNF	1	Preferred Care
4,000		9/1/2010		—		4,000		11.00	%(1)	SNF	1	Preferred Care
875		10/7/2010		509	(8d)	366			(6)	ALF	1	N/A
500		10/22/2010		206	(8e)	294		10.00	%(2)	ALF	1	N/A
2,500		6/16/2010		1,262		1,238		10.00	%(1)	SNF	1	N/A
1,500		12/1/2010		3		1,497			(5)	ALF	2	N/A
2,000		1/18/2011		—		2,000			(1)(4)	SNF	1	N/A
5,000	(7)	12/31/2014		—		5,000	(7)		(3)	ALF	37	ALC
$23,351				$3,073		$20,278

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

(8)          Subsequent to September 30, 2009, we invested an additional $475,000 in the following commitments:   a) $45,000, b) $270,000, c) $45,000, d) $24,000, and e) $91,000.

(9)          Subsequent to September 30, 2009, the expiration date of this commitment was extended from 10/31/2009 to 11/30/2009.

The following table summarizes our loan commitments as of September 30, 2009 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 9/30/09	Open Commitment at 9/30/09	Yield	Property Type	Properties	Major Operator
$400	12/31/2009	$325	$75	(1)	SNF	1	N/A
50	3/31/2010	20	30	10.00%	SNF	1	N/A
450	6/30/2010	250	200	10.00%	SNF	4	N/A
$900		$595	$305

(1)          The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate of the existing loan.  The monthly loan payment will increase at each increase to the principal balance.  The interest rate at September 30, 2009 is 10.7%

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.              Major Operators

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

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the six months ended June 30, 2009 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT (1)	ALC	Brookdale

Current assets	$424,677	$21,735	$343,115
Non-current assets	1,295,141	446,514	4,144,934
Current liabilities	312,801	46,681	642,170
Non-current liabilities	1,445,037	154,455	2,731,110
Stockholders’ (deficit) equity	(38,020)	267,113	1,114,769

Gross revenue	1,147,395	115,015	998,703
Operating expenses	1,045,242	116,869	971,696
Income (loss) from continuing operations	34,160	(7,868)	(24,166)
Net income (loss)	33,901	(7,868)	(24,166)

Cash provided by operations	71,343	22,543	113,072
Cash used in investing activities	(32,745)	(18,793)	(98,415)
Cash (used in) provided by financing activities	(66,224)	(17,974)	26,981

(1)          The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

*                 The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.6%, or $60,241,000, of our total assets at September 30, 2009 and 16.0% of rental revenue and interest income from mortgage loans recognized as of September 30, 2009.

Brookdale Communities, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.6%, or $59,870,000, of our total assets at September 30, 2009 and 14.8% of rental revenue and interest income from mortgage loans recognized as of September 30, 2009.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 12.8%, or $61,174,000, of our total assets at

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

September 30, 2009 and 15.5% of rental revenue and interest income from mortgage loans recognized as of September 30, 2009. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at September 30, 2009 and December 31, 2008.  During each of the three and nine months ended September 30, 2009 and 2008, we recognized $180,000 and $540,000, respectively, of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under a 15-year master lease agreement dated February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG.  During the three and nine months ended September 30, 2009, we received $1,017,000 and $3,042,000, respectively, in rental income and recorded $109,000 and $335,000, respectively, in straight-line rental income from SHG.  During the three and nine months ended September 30, 2008, we received $986,000 and $2,925,000, respectively, in rental income and recorded $133,000 and $401,000, respectively, in straight-line rental income from SHG. At September 30, 2009 and December 31, 2008, the straight-line rent receivable from SHG was $2,371,000 and $2,037,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Income from continuing operations	$11,326	$10,704	$33,304	$33,301

Less net income allocated to non-controlling interests:	(76)	(76)	(229)	(230)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(34)	(36)	(105)	(124)
Total net income allocated to participating securities	(34)	(36)	(105)	(124)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,785)	(3,844)	(11,356)	(11,549)
Allocation of income from preferred stock buyback	—	—	626	989
Total net income allocated to preferred stockholders	(3,785)	(3,844)	(10,730)	(10,560)

Income from continuing operations allocable to common stockholders	7,431	6,748	22,240	22,387

Discontinued operations	—	—	—	92

Total net income allocable to common stockholders	7,431	6,748	22,240	22,479

Effect of dilutive securities:
Convertible preferred securities	20	24	60	90
Net income for diluted net income per share	$7,451	$6,772	$22,300	$22,569

Shares for basic net income per share	23,108	23,019	23,083	22,950
Effect of dilutive securities:
Stock options	9	32	7	23
Convertible preferred securities	76	91	75	113
Shares for diluted net income per share	23,193	23,142	23,165	23,086

Basic net income per share	$0.32	$0.29	$0.96	$0.98
Diluted net income per share (1)	$0.32	$0.29	$0.96	$0.98

(1)          The Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

11.       Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  We did not adopt the elective fair market value option in our financial statements.

In April 2009, the FASB issued new guidance, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This new guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this new guidance did not impact our consolidated financial statements.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of September 30, 2009 and December 31, 2008 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2009			At December 31, 2008
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$71,548	$82,344	(1)	$77,541	$88,891	(1)
Marketable debt securities	6,472	6,728	(2)	6,468	6,110	(2)
Mortgage loans payable	7,728	7,894	(3)	32,063	32,914	(3)
Bonds payable	4,225	4,225	(4)	4,690	4,690	(4)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable as September 30, 2009 and December 31, 2008 was 7.5%.

(2)          Our investment in marketable debt securities is classified as Level 2 and thus the fair value is measured using quoted market rates for identical instruments in active markets from an independent third party source.  The pricing of our marketable debt securities at September 30, 2009 and December 31, 2008 was 103.5% and 94%, respectively.

(3)          Our obligation under our mortgage loans payable is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At September 30, 2009 and December 31, 2008, the discount rate used to value our future cash outflow of our mortgage loans payable was 6.25%.

(4)          Our bonds payable are at a variable interest rate.  The estimated fair value of our bonds payable approximated their carrying values at September 30, 2009 and December 31, 2008 based upon prevailing market interest rates for similar debt arrangements.

12.       Subsequent Event

We evaluated subsequent events through November 5, 2009 when the financial statements were issued.  During this time, we had the following events:

•                  We declared a monthly cash dividend of $0.130 per common share per month for the months of October, November and December 2009, payable on October 30, November 30 and December 31, 2009, respectively, to stockholders of record on October 22, November 20 and December 23, 2009, respectively.

•                  We invested an additional $475,000 in various capital improvement commitments and extended the commitment expiration date as followings:

Commitment	Expiration Date		Funded Subsequent to 9/30/09	Open Commitment Subsequent to 9/30/09	Estimated Yield		Property Type	Properties	Major Operator
$650	11/30/2009	(4)	$45	$79	13.00	%(1)	SNF	1	N/A
1,100	3/17/2010		270	827	10.50	%(1)	SNF	1	N/A
726	3/31/2010		45	117	11.00	%(2)	SNF	1	Preferred Care
875	10/7/2010		24	342		(3)	ALF	1	N/A
500	10/22/2010		91	203	10.00	%(2)	ALF	1	N/A

(1)          Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)          Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.

(3)          The yield is included in the initial lease rate.

(4)          Expiration date was extended from 10/31/2009 to 11/30/2009.

Item 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in long-term healthcare and other health care related properties through mortgage loans, property lease transactions and other investments.  In the third quarter of 2009, long-term healthcare properties, which include skilled nursing and assisted living properties, comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of September 30, 2009 (dollar amounts in thousands):

			Nine Months Ended 9/30/09		Percentage	Number	Number of	Investment		Number
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (2)	of Revenues (3)	of Properties	Beds /Units	per Bed/Unit	Number of Operators (1)	of States (1)
Assisted Living Properties	$282,209	48.9%	$22,484	$2,312	48.2%	101	4,598	$61.38	13	22
Skilled Nursing Properties	282,220	48.9%	21,573	3,996	49.7%	99	11,460	24.63	33	19
Schools	13,020	2.2%	885	230	2.1%	2	N/A	N/A	2	2
Totals	$577,449	100.0%	$44,942	$6,538	100.0%	202	16,058

(1)          We have investments in 29 states leased or mortgaged to 43 different operators.

(2)          Includes Interest Income from Mortgage Loans.

(3)          Includes Rental Income and Interest Income from Mortgage Loans.

As of September 30, 2009 we had $435.2 million in carrying value of net real estate investment, consisting of $363.7 million or 83.6% invested in owned and leased properties and $71.5 million or 16.4% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2009, rental income and interest income from mortgage loans represented 85.7% and 12.5%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the nine months ended September 30, 2009 and 2008, we recorded $3.2 million and $2.6 million, respectively, in straight-line rental income.  Also during the nine months ended September 30, 2009, we recorded an additional $0.6 million of straight-line rent receivable reserve. Straight-line rental income on a same store basis will decrease from $4.2 million for projected annual 2009 to $2.8 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.  Conversely, our cash rental income is projected to increase from $56.3 million for projected annual 2009 to $57.7 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  During the nine months ended September 30, 2009, we received $42.2 million of cash rental revenue and recorded $0.5 million of lease inducement cost.  At September 30, 2009 and December 31, 2008, the straight-line rent receivable balance, net of reserves, on the balance sheet was $16.5 million and $13.9 million, respectively.

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

•                  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages.  The average per bed cost of our owned skilled nursing properties is approximately $33,400 per bed while that of properties subject to our mortgages is approximately $9,700 per bed.

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

Economic Climate

Through the third quarter of 2009, the U.S. continued to experience challenging financial markets, tight credit conditions, and slow or no growth.  However, several REITs accessed the capital markets with follow-on equity offerings thus demonstrating liquidity in our sector.  Some economists have predicted that the decline in economic conditions has stopped and that we are poised for recovery.  Others predict a “double dip” recession with continued concerns about the systemic impact of the recession, declining business and consumer confidence, and a weakened real estate market leading to increased market volatility and diminished expectations for the U.S. economy.  As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our operators.

Despite the overall economic climate, we believe our business model has enabled and will continue to allow us to maintain the integrity of our property investments, including our ability to respond to financial difficulties that may be experienced by operators.  We have taken and will continue to have a conservative approach to managing our business and investments, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

At September 30, 2009, we had $5.1 million of cash on hand and $80.0 million available on our Unsecured Credit Agreement which matures July 17, 2011.  Also, we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) on August 5, 2009 to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares.

As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Political Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On July 31, 2009, CMS published the final Medicare skilled nursing facility rates for fiscal year 2010, which began on October 1, 2009.  The rule reduces Medicare payments by $360 million or 1.1%,  compared to fiscal year 2009 levels.  The rule provides for a recalibration of the case mix weights that will reduce payments by 3.3%, which more than offsets the 2.2% market basked update.  The loss of revenues associated with changes in skilled nursing facility payment rates could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

In addition, each year legislation is proposed in Congress and in some state legislatures that would affect broader changes in the health care system, either nationally or at the state level. President Obama and congressional leaders have expressed their commitment to enacting major health reform legislation this year.  Among the proposals under consideration are: additional cost controls on the Medicare and Medicaid programs, including health care provider cost-containment initiatives such as reductions in Medicare payments to skilled nursing facilities; expanded access to insurance, possibly with a government health insurance option to compete with private plans; measures to prevent medical errors; incentives to promote community-based care as an alternative to institutional long-term care services; and alternative health care delivery systems.  Five Congressional committees have approved varying versions of health reform legislation, which must be reconciled before a final plan emerges.  We will continue to monitor developments.  Given the ongoing debate, we cannot predict whether any reform proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our borrowers and lessees or our business.

Key Transactions

During the nine months ended September 30, 2009, we paid off three mortgage loans in the amount of $23.9 million secured by 11 assisted living properties located in various states.  The retired debts bore a weighted average interest rate of 8.68%.  As a result of these mortgage loans payoffs, we have a $7.7 million mortgage loan remaining secured by an assisted living property located in California.  This mortgage loan is due in August 2010 but may be paid 90 days before maturity.  Also, we have $4.2 million outstanding on multifamily tax-exempt revenue bonds secured by five assisted living properties located in Washington.  These bonds bear interest at a variable interest rate and mature in 2015.  The weighted average interest rate as of September 30, 3009, including letter of credit fees, was 2.24%.

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

The following table reflects our recent historical trends of concentration risk:

	Period Ended
	9/30/09	6/30/09	3/31/09	12/31/08	9/30/08
	(gross investment, in thousands)
Asset mix:
Real property	$505,181	$504,354	$503,255	$502,617	$497,656
Loans receivable	72,268	74,286	75,412	78,301	87,581

Investment mix:
Assisted living properties	$282,209	$282,132	$282,084	$282,084	$282,304
Skilled nursing properties	282,220	283,488	283,563	285,814	289,913
Schools	13,020	13,020	13,020	13,020	13,020

Operator mix:
Brookdale Communities	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc. (1)	86,803	86,923	87,015	87,150	87,281
Extendicare (ALC)	88,034	88,034	88,034	88,034	88,034
Remaining operators	318,402	319,473	319,408	321,524	325,712

Geographic mix:
Colorado	$27,806	$27,753	$27,723	$27,706	$27,581
Florida	43,941	43,887	43,836	43,884	43,930
Ohio	56,804	56,804	56,804	56,804	56,804
Texas	103,251	103,657	103,944	104,197	104,637
Washington	27,293	27,312	27,334	27,355	27,376
Remaining states	318,354	319,227	319,026	320,972	324,909

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

	Three Months Ended
	9/30/09		6/30/09		3/31/09		12/31/08		9/30/08
Debt to book capitalization ratio	2.6	%(1)	5.3	%(3)	7.3%		7.4%		7.4%
Debt & Preferred Stock to book capitalization ratio	42.6	%(1)	44.1	%(3)	45.2%		45.5%		45.3%

Debt to market capitalization ratio	1.6	%(1)	3.8	%(3)	5.9	%(5)	5.4	%(5)	4.2%
Debt & Preferred Stock to market capitalization ratio	25.3	%(1)	29.5	%(3)	32.8	%(5)	30.1	%(5)	23.0%

Interest coverage ratio	45.2	x(2)	18.7	x(2)	17.7	x(4)	15.4	x(6)	17.1	x
Fixed charge coverage ratio	3.7	x(2)	3.3	x	3.4	x(4)	3.1	x(6)	3.2	x

(1)        Decrease primarily due to the repayment of $23.9 million of mortgage debt in June and July 2009.

(2)        Increase primarily due to the decrease in interest expense relating to the repayment of debt.

(3)        Decrease primarily due to the repayment of $15.8 million on two mortgage loans secured by 10 assisted living properties located in various states.

(4)        Increase primarily due to increases in rental income resulting from lease restructuring and one-time interest income resulting from the prepayment of a mortgage loan.

(5)        Increase primarily due to the decrease in market capitalization.

(6)        Decrease is due primarily to non-payment of rental income and mortgage interest income from affiliates of Sunwest Management, Inc., loan pay-offs and lower invested cash balances at lower interest rates, partially offset by lower interest expense due to debt paid off in 2008.  Additionally in the fourth quarter of 2008, we incurred $0.6 million of one-time charges related primarily to lease/loan defaults and terminated transactions.

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

Operating Results

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenues for the three months ended September 30, 2009 increased to $17.3 million from $17.0 million for the same period in 2008 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below.  Rental income for the three months ended September 30, 2009 increased $0.9 million from the same period in 2008 primarily as a result of increases provided for in existing lease agreements which do not qualify under our straight-line rental income provision, rental increases resulting from capital improvement investments and new leases on properties formerly operated by affiliates of Sunwest Management, Inc., as described in Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K as amended by our Current Report on Form 8-K dated June 30, 2009 for the year ended December 31, 2008.  Same store cash rental income, properties owned for the three months ended September 30, 2009 and 2008, increased $0.6 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the three months ended September 30, 2009 decreased $0.4 million from the same period in 2008 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income for the three months ended September 30, 2009 decreased $0.2 million from the same period in 2008 primarily due to lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the three months ended September 30, 2009 was $0.6 million lower than the same period in 2008 due to a decrease in average debt outstanding during the period resulting from the repayment of three mortgage loans and normal amortization of existing mortgage loans.

Depreciation and amortization expense was comparable for each of the three months ended September 30, 2009 and 2008.

Provisions for doubtful accounts for the three months ended September 30, 2009 increased $0.2 million from the same period in 2008 primarily due to an increase in straight-line rent receivable reserve.

Operating and other expenses were comparable for each of three months ended September 30, 2009 and 2008.

Net income allocable to common stockholders for the three months ended September 30, 2009 increased $0.7 million from the same period in 2008 due to the changes previously described above.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenues for the nine months ended September 30, 2009 decreased to $52.4 million from $52.7 million for the same period in 2008 primarily due to decreases in interest income from mortgage loans and decreases in interest and other income partially offset by increases in rental income, as discussed below.  Rental income for the nine months ended September 30, 2009 increased $1.6 million from the same period in 2008 primarily as a result of increases provided for in existing lease agreements which do not qualify under our straight-line rental income provision, rental increases resulting from capital improvement investments and new leases on properties formerly operated by affiliates of Sunwest Management, Inc., as described in Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K as amended by our Current Report on Form 8-K dated June 30, 2009 for the year ended December 31, 2008.  Same store cash rental income, properties owned for the nine months ended September 30, 2009 and 2008, increased $1.0 million due to rental increases provided for in existing lease agreements.

Interest income from mortgage loans for the nine months ended September 30, 2009 decreased $1.1 million from the same period in 2008 primarily due to payoffs and the conversion of a mortgage loan to an owned property in the fourth quarter of 2008 resulting from the non-payment of interest income from affiliates of Sunwest Management, Inc., as described in Note 6. Real Estate Investments to our consolidated financial statements included in our Annual Report on Form 10-K as amended by our Current Report on Form 8-K dated June 30, 2009 for the year ended December 31, 2008.

Interest and other income for the nine months ended September 30, 2009 decreased $0.7 million from the same period in 2008 primarily due to lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

Interest expense for the nine months ended September 30, 2009 was $1.1 million lower than the same period in 2008 due to a decrease in average debt outstanding during the period resulting from the repayment of three mortgage loans and normal amortization of existing mortgage loans.

Depreciation and amortization expense was comparable for each of the nine months ended September 30, 2009 and 2008.

Provisions for doubtful accounts for the nine months ended September 30, 2009 increased $0.6 million from the same period in 2008 primarily due to an increase in straight-line rent receivable reserve.

Operating and other expenses were $0.3 million higher in the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to an increase in legal and accounting fees related to the new accounting rules effective January 1, 2009, property tax expenses paid on behalf of one of our operators and the timing of certain expenditures.

Net income allocable to common stockholders for the nine months ended September 30, 2009 decreased $0.2 million from the same period in 2008 primarily due to the changes previously described above and the decrease in allocating income from our preferred stockholders related to the repurchase of preferred stock for less than redemption value, partially offset by the decrease in preferred stock dividends related to the preferred stock buyback.

Liquidity and Capital Resources

Operating Activities:

At September 30, 2009, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $505.2 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $72.3 million (prior to deducting a $0.7 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 99 skilled nursing properties, 101 assisted living properties and two schools.  These properties are located in 29 states.  For the nine months ended September 30, 2009, we had net cash provided by operating activities of $44.9 million.

For the nine months ended September 30, 2009 we recorded $3.2 million in straight-line rent.  We currently expect that straight-line rent on a same store basis will decrease from $4.2 million for projected annual 2009 to $2.8 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely, our cash rental income is projected to increase from $56.3 million for projected annual 2009 to $57.7 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Also during the nine months ended September 30, 2009, we recorded an additional reserve of $0.6 million on our straight-line rent receivable.  During the nine months ended September 30, 2009 we received $42.2 million of cash rental revenue and recorded $0.5 million of amortized lease inducement cost.

Investing and Financing Activities:

For the nine months ended September 30, 2009, we received $3.8 million of cash from investing activities.  We invested $2.0 million, at an average yield of 10.6%, under agreements to expand and renovate eight existing properties operated by six different operators.  Additionally, we invested $0.5 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2009, we invested $0.2 million under one existing mortgage loan for capital improvements.  Additionally, we received $6.2 million in principal payments on mortgage loans including $3.0 million related to the payoff of two mortgage receivables secured by two skilled nursing properties.

During the nine months ended September 30, 2009, we invested $0.1 million and received $0.5 million in principal payments on notes receivable.

For the nine months ended September 30, 2009, we used $64.8 million of cash in financing activities.  We paid $0.9 million in scheduled principal payments on mortgage loans and bonds payable.  Also, we paid $23.9 million related to the payoff of three mortgage loans secured by 11 assisted living properties.  The retired debt bore a weighted average interest rate of 8.68%.

We paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $2.4 million, $0.1 million and $8.9 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $27.1 million.  In October 2009, we declared a monthly cash dividend of $0.130 per common share per month for the months of October, November and December 2009, payable on October 30, November 30 and December 31, 2009, respectively, to stockholders of record on October 22, November 20 and December 23, 2009, respectively.

During the nine months ended September 30, 2009, holders of 900 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 75,632 at September 30, 2009.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  During the nine months ended September 30, 2009, we invested $2.0 million to repurchase a total of 109,484 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) at an average cost of $18.27 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs has been added to net income in calculating net income allocable to common stockholders.  After this purchase, 5,894,216 shares of our Series F preferred stock remained issued and outstanding.  Also, during the nine months ended September 30, 2009, we purchased on the open market and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commissions.  Including the common stock repurchase and the preferred stock repurchase, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of our equity securities.

During the nine months ended September 30, 2009, a total of 15,000 common stock options were exercised at a total option value $0.3 million and a total market value on the date of exercise of $0.4 million.

On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares.  During the nine month ended September 30, 2009, we sold 20,000 shares of common stock at a weighted average price, including fees, of $24.53, resulting in net proceeds of $0.5 million after $11,000 of sales fees.

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

During the nine months ended September 30, 2009, we borrowed $5.5 million and repaid $5.5 million under our Unsecured Credit Agreement.  At September 30, 2009, we were in compliance with all our covenants and we had no outstanding borrowings under the Unsecured Credit Agreement.

Available Shelf Registration:

During 2007, we filed a Form S-3 “shelf” registration statement which became effective August 7, 2007, and provides us with the capacity to offer up to $300.0 million in our debt and/or equity securities.  On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets Inc. (or Keybanc) under which we may issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares through KeyBanc.  Sales, if any, of common shares will be made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc.  At September 30, 2009, we have $74.5 million availability under our equity distribution agreement with KeyBanc.

We currently have $225.0 million of availability under our effective shelf registration.  We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2009, only $4.2 million of our debt was at a variable interest rate.

At September 30, 2009, we had $5.1 million of cash on hand and $80.0 million available on our Unsecured Credit Agreement which matures July 17, 2011.  Also, on August 5, 2009, we entered into an equity distribution agreement with KeyBanc to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares.  We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, and our current Unsecured Credit Agreement borrowing capacity are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2009 and 2010.

Critical Accounting Policies

Revenue Recognition.  Base rents under operating leases are accrued as earned over the terms of the leases.  Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year.  Rental revenues relating to leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis when we believe that all of the rent related to a particular lease will be collected according to the terms of the lease.  We will fully reserve straight-line rental income if the lessee becomes delinquent in rent owed under the terms of the lease and we will evaluate the collectibility of the related straight-line rent asset.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status (i.e. we have stopped booking rent and/or interest on an accrual basis for a particular lease and/or mortgage loan because the collection of rent and/or interest is uncertain) or reserve against all or a portion of current income as provisions for doubtful accounts.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rental income we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the nine months ended September 30, 2009 and 2008, we recorded $3.2 million and $2.6 million, respectively, in straight-line rental income.  Also during the nine months ended September 30, 2009, we recorded an additional reserve of $0.6 million on our straight-line rent asset.  At September 30, 2009 and December 31, 2008, the straight-line rent receivable balance, net of reserves, recorded on the balance sheet was $16.5 million and $13.9 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During each of the nine months ended September 30, 2009 and 2008, we recorded a $40,000 decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  The allowance for loan losses balance was $0.7 million and $0.8 million at September 30, 2009 and December 31, 2008, respectively.

Impairment of Long-Lived Assets.   We review our long-lived assets for potential impairment indicators quarterly.   Impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and the carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property.  In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the nine months ended September 30, 2009 and 2008, we did not recognize any impairment charges.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, three to 15 years for improvements and three to seven years for equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the nine months ended September 30, 2009 and 2008, we recorded depreciation and amortization expense of $11.1 million and $11.2 million, respectively.

For further discussion of our critical accounting policies, see Item 8. FINANCIAL STATEMENT—Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three and nine months ended September 30, 2009.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1                                LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

3.2                                Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

31.1                          Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

LTC PROPERTIES, INC.
Registrant

Dated: November 5, 2009	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)