Form 10-K
period 2009-12-31
LTC PROPERTIES INC
filed 2010-02-24
CIK 887905

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $443,296,000 as of June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter). For purposes of this calculation, shares of common stock held by officers and directors of the registrant and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of common stock outstanding as of February 18, 2010 was 23,312,127.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENTS

        This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates," or the negative of those words or similar words. Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate; the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal; state and local governments; compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under "Risk Factors" contained in this annual report and in other information contained in this annual report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Owned Properties.    As of December 31, 2009, our investment in 23 states are in owned properties consisting of 62 skilled nursing properties with a total of 7,209 beds, 88 assisted living properties with a total of 4,076 units and one school, representing in aggregate a gross investment of approximately $519.5 million. Subsequent to December 31, 2009, we purchased a 166-bed skilled nursing property in Texas for $7.9 million and a 120-bed skilled nursing property in Florida for $9.0 million. We borrowed $17.0 million under our Unsecured Credit Agreement for these two acquisitions. After this borrowing, we had $30.5 million outstanding under the Unsecured Credit Agreement and $49.5 million available for borrowing.

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

        The following operators accounted for more than 10% of our 2009 cash rental revenue:

Lessee	Percent of Rental Revenue
Extendicare REIT and ALC	19.4%
Brookdale Senior Living Communities, Inc.(1)	17.9%
Preferred Care, Inc.	15.8%

(1)
During 2009, the name Alterra Healthcare Corporation was changed to Brookdale Senior Living Communities, Inc.

        Mortgage Loans.    As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. See "Investment and Other Policies" in this section for further discussion. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description. At December 31, 2009 we had 40 mortgage loans secured by first mortgages on 36 skilled nursing properties with a total of 4,110 beds, 16 assisted living residences with 714 units and one school. These properties are located in 14 states.

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing long-term care properties. Also see "Government Regulation" below. Over the past three years (2007 through 2009), we invested approximately $15.9 million in mortgage loans and we acquired skilled nursing and assisted living properties for approximately $14.2 million. At December 31, 2009, we had $8.9 million of cash on hand and $66.5 million available on our $80.0 million Unsecured Credit Agreement which matures July 17, 2011. Also, during 2009, we entered into an equity distribution agreement with KeyBanc to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares. During 2009 we sold 30,000 shares of common stock at an average sales price including commissions of $25.54 per share and total proceeds of $0.8 million. At December 31, 2009 we had $74.2 million available under this agreement. In calendar year 2010, we have a mortgage debt maturity of $7.7 million due in August 2010 at an interest rate of 8.69%. This mortgage debt may be paid 90-days early. We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our current Unsecured Credit Agreement borrowing capacity, and availability under our equity distribution agreement are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2010.

        We believe that during 2005 through 2008 competitive markets had created an environment of very highly priced properties and low yielding mortgages. However, the recent deterioration in the credit markets has exerted downward pressure on prices of long term care properties which may provide opportunities for us to make investments at attractive yields and provide long term accretion to our stockholders. Our vice president of marketing's primary focus is to increase our presence at the state and local levels through participation in various healthcare associations and trade shows. We believe that this targeted marketing effort will increase deal flow and potentially a greater level of new investments in 2010. Since the competition from buyers in large transactions consisting of multiple property portfolios generally results in pricing that does not meet our investment criteria, our marketing efforts primarily focus on single property transactions or small multiple property portfolios that complement our historic investments and are priced with yields in our historical range.

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

        For investments in long-term care properties we favor low cost per bed opportunities, whether in fee simple properties or in mortgages. In addition, with respect to skilled nursing properties, we prefer to invest in properties that do not have to rely on a high percentage of private-pay patients. We seek to invest primarily in properties that are located in suburban and rural areas of states. Prior to every investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional sub-acute services. In addition, we review the environmental reports, site surveys and financial statements of the property before the investment is made. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

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

        A significant portion of the revenue of our skilled nursing facility borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. Over the years there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which, among many other things, increases federal Medicaid payments by approximately $87 billion to help support state Medicaid programs as they face budget shortfalls. Despite this funding, however, the Kaiser Commission on Medicaid and the Uninsured reported in September 2009 that nearly every state implemented at least one new Medicaid policy to control spending in fiscal years 2009 and 2010, with more states implementing provider cuts and benefit restrictions than in the previous few years. In addition, many states have been making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, more than half of the states expanded home and community-based programs in fiscal year 2009, and additional states plan expansion of such services in 2010. The federal government also has adopted policies to promote community-based alternatives to institutional services. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid and/or Medicare payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

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

Legislative Developments

        Congress and the state legislatures regularly consider, and in some cases adopt, legislation that would impact health care providers, including long-term care providers. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities. In recent years, Congress has adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which has subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2010. Other legislation enacted by Congress in recent years has reduced certain Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long-term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community based services.

        In addition, each year legislation is proposed in Congress and in some state legislatures that would affect broader changes in the health care system, either nationally or at the state level. In 2009, the U.S. House of Representatives and Senate approved separate health care reform bills, although a final measure has not been enacted to date. Among the proposals under consideration are additional cost controls on the Medicare and Medicaid programs, health care provider cost-containment initiatives including reductions in Medicare payments to skilled nursing facilities, delivery reforms such as bundling Medicare payments for hospital and post-acute services, health care coverage expansion for the uninsured, measures to tie provider reimbursement to health care quality, and incentives to promote community-based care as an alternative to institutional long-term care services. We cannot predict whether any reform proposals will be adopted or, if adopted, what effect, if any, such proposals would have on our borrowers and lessees or our business.

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

Insurance

        It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance in the specific amounts required by our leases or mortgages because the cost of such insurance has increased substantially and some insurers have stopped offering such insurance for long-term care facilities. Additionally, in the past, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses, such as losses due to floods or seismic activity if insurance is available, may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

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

        Asset Tests.    At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operations), and government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the "10% vote and value test"). Further, no more than 25% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (for tax years beginning prior to July 30, 2008, 20% of the total value of our assets) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (or TRS). Each of the 10% vote and value test and the 20% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

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

        Posted on our website www.LTCProperties.com under the "Corporate Governance" heading are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and a Code of Business Conduct, Ethics and Corporate Governance governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (or NYSE), we will post on our website any amendment to the Code of Business Conduct, Ethics and Corporate Governance and any waiver applicable to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website under the subheading "SEC Filings" under the heading "Investor Relations" includes information concerning purchases and sales of our equity securities by our executive officers and directors.

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

        You also may contact our Investor Relations Department at:

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

        A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock.    In January 2010, we declared a $0.13 per share monthly dividend for the first quarter of calendar 2010. During calendar 2009 and 2008, we paid a $0.13 monthly dividend on our common stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds available for distribution. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. We believe that our low debt levels, $66.5 million available under our $80.0 million Unsecured Credit Agreement, $74.2 million available under our equity distribution agreement to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares and $8.9 million cash balance at December 31, 2009, will enable us to meet our obligations and continue to make investments. Subsequent to December 31, 2009, we borrowed $17.0 million under our Unsecured Credit Agreement for the acquisition of two skilled nursing properties with a total of 286 beds. After this borrowing, we had $30.5 million outstanding under the Unsecured Credit Agreement and $49.5 million available for borrowing.

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

        We Depend on Lease Income and Mortgage Payments from Real Property.    Approximately 98% of our revenue for the year ended December 31, 2009, was derived from mortgage payments and lease income from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the property to others on favorable terms.

        We Rely on a Few Major Operators.    Extendicare REIT and Assisted Living Concepts, Inc. (or ALC), collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.2%, or $59.7 million, of our total assets at December 31, 2009. Brookdale Senior Living Communities, Inc., (or Brookdale Communities), formerly known as Alterra Healthcare Corporation, a wholly owned subsidiary of Brookdale Senior Living, Inc., leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.1%, or $59.4 million, of our total assets at December 31, 2009. During 2009, the name Alterra Healthcare Corporation was changed to Brookdale Senior Living Communities, Inc. Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 12.3% or $60.4 million of our total assets at December 31, 2009. Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

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

        Congress and the States Have Enacted Health Care Reform and Budget Measures.    The health care industry continues to face various challenges, including increased government and private payor pressure on health care providers to control costs. Certain of these initiatives have had the result of limiting Medicare and Medicaid reimbursement for nursing facility services. In particular, the establishment of a Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers. While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative and regulatory policies have been adopted and continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, states are facing increasing budget pressures in light of the current economic downturn, prompting consideration and in some cases adoption of cuts in state Medicaid payments to providers. No assurances can be given that any additional Medicare or Medicaid legislation or regulatory policies adopted by the federal government or the states would not reduce Medicare or Medicaid reimbursement to nursing facilities or result in additional costs for operators of nursing facilities.

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

        We Could Incur More Debt.    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. We may incur additional debt by borrowing under our Unsecured Credit Agreement, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain, in the future, additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

        We Could Fail to Collect Amounts Due Under Our Straight-line Rent Receivable Asset.    Straight-line accounting requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the consolidated balance sheet called straight-line rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized which reduces the straight-line rent receivable balance to zero by the end of the lease. We periodically assess the collectability of the straight-line rent receivable. If during our assessment we determined that we were unlikely to collect a portion or the entire straight-line rent receivable asset, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion or up to its full value that we estimate may not be recoverable.

        Our Assets May be Subject to Impairment Charges.    We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse affect on our results of operations and a non-cash impact on funds from operations in the period in which the write-off occurs.

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

        Provisions in Our Articles of Incorporation May Limit Ownership of Shares of Our Capital Stock.    In order for us to qualify as a REIT, no more than 50% in value of the outstanding shares of our stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To ensure qualification under this test, our articles of incorporation provide that, subject to exceptions, no person may beneficially own more than 9.8% of outstanding shares of any class or series of our stock, including our common stock. Our Board of Directors may exempt a person from the 9.8% ownership limit upon such conditions as the Board of Directors may direct. However, our Board of Directors may not grant an exemption from the 9.8% ownership limit if it would result in the termination of our status as a REIT. Shares of capital stock in excess of 9.8% ownership limitation that lack an applicable exemption may lose rights to dividends and voting, and may be subject to redemption. As a result of the limitations on ownership set forth in our Articles of Incorporation, acquisition of any shares of capital stock that would result in our disqualification as a REIT may be limited or void. The 9.8% ownership limitation also may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our capital stock.

        Our Real Estate Investments are Relatively Illiquid.    Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are "special purpose" properties that cannot be readily converted to general residential, retail or office use. Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs—in some cases without a prior hearing—for failure to meet program requirements. Transfers of operations of nursing homes and other healthcare-

related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less than the net book value or the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

Investment Portfolio

        At December 31, 2009, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $519.5 million invested primarily in long-term care properties we own and mortgage loans of $70.6 million (prior to deducting a $0.7 million reserve) and consisted of investments in 98 skilled nursing properties with 11,319 beds, 104 assisted living properties with 4,790 units and two schools. These properties are located in 29 states.

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

        Owned Properties.    At December 31, 2009, we owned properties in 23 states consisting of 62 skilled nursing properties with a total of 7,209 beds, 88 assisted living properties with a total of 4,076 units and one school representing a gross investment of $519.5 million. Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contains provisions for specified annual increases over the rents of the prior year and is generally computed in one of four ways depending on specific provisions of each lease:

  (i)
  a specified percentage increase over the prior year, generally between 2.0% and 3.0%;

  (ii)
  the higher of (i) or a calculation based on the Consumer Price Index;

  (iii)
  as a percentage of facility net patient revenues in excess of base amounts or

  (iv)
  specific dollar increases.

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator are generally cross defaulted. See Item 8. FINANCIAL STATEMENTS—NOTE 6. Real Estate Investments for further descriptions.

        The following table sets forth certain information regarding our owned properties as of December 31, 2009 (dollars in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/Units(1)	Encumbrances		Lease Term(2)	Gross Investment
Alabama	3	1	—	458	$—		81	$18,107
Arizona	5	2	—	1,029	—		115	41,212
California	1	2	—	343	7,685		82	29,312
Colorado	4	6	—	562	—		132	27,805
Florida	3	6	—	776	—		125	34,027
Georgia	2	1	—	292	—		62	6,600
Idaho	—	4	—	148	—		60	9,756
Indiana	—	3	—	140	—		88	9,125
Iowa	7	1	—	645	—		134	17,422
Kansas	3	4	—	398	—		137	17,570
Nebraska	—	4	—	156	—		60	9,332
New Jersey	—	1	1	39	—		75	12,195
New Mexico	7	—	—	860	—		106	48,876
N. Carolina	—	5	—	210	—		132	13,096
Ohio	5	11	—	737	—		78	56,804
Oklahoma	—	6	—	221	—		132	12,315
Oregon	1	3	—	218	—		65	11,927
Pennsylvania	—	3	—	199	—		129	17,272
S. Carolina	—	3	—	128	—		132	7,610
Tennessee	2	—	—	142	—		106	3,075
Texas	15	14	—	2,710	—		113	75,446
Virginia	3	—	—	443	—		139	13,823
Washington	1	8	—	431	4,225		62	26,753

TOTAL	62	88	1	11,285	$11,910	(3)	105	$519,460	(4)

(1)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(2)
Weighted average remaining months in lease term as of December 31, 2009.

(3)
Consists of: i) $7,685 of non-recourse mortgage payable by us secured by one assisted living property with 109 units and ii) $4,225 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2009 our gross investment in properties encumbered by mortgage loans and bonds was $24,599.

(4)
Of the total, $241,813 relates to investments in skilled nursing properties, $268,377 relates to investments in assisted living properties and $9,270 relates to an investment in a school.

        Mortgage Loans.    At December 31, 2009, we had 40 mortgage loans secured by first mortgages on 36 skilled nursing properties with a total of 4,110 beds, 16 assisted living properties with 714 units and one school. These properties are located in 14 states. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following table sets forth certain information regarding our mortgage loans as of December 31, 2009 (dollars in thousands):

Location	No. of SNFs	No. of ALFs	No. of Schools	No. of Beds/ Units(1)	Interest Rate	Average Months to Maturity	Original Face Amount of Mortgage Loans	Current Carrying Amount of Mortgage Loans		Current Annual Debt Service(3)
California	2	1	—	348	11.00%-11.05%	53	$6,800	$4,169		$844
Florida	4	1	—	387	10.63%-14.03%	30	11,360	10,117		1,444
Georgia	1	—	—	152	11.00%	15	2,000	1,756		220
Iowa	—	1	—	44	11.00%	46	2,400	2,144		269
Minnesota	—	—	1	—	7.60%	114	3,751	3,751		285
Missouri	2	—	—	190	10.26%-10.73%	69	3,000	2,512		391
Montana	—	1	—	34	13.68%	46	2,346	2,170		321
Nebraska	—	4	—	163	11.00%-11.22%	46	10,911	9,536		1,205
Oklahoma	2	—	—	273	12.53%	44	2,600	1,159		293
S. Dakota	—	1	—	34	11.00%	46	2,346	2,096		262
Texas	22	7	—	2,896	9.65%-13.25%	39	44,705	27,295		5,520
Utah	1	—	—	84	10.00%	119	1,400	1,379		162
Washington	1	—	—	104	13.13%	82	1,700	1,062		234
Wisconsin	1	—	—	115	11.00%	86	2,200	1,441		273

TOTAL	36	16	1	4,824	11.20%	45	$97,519	$70,587	(2)	$11,723

(1)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(2)
Of the total current principal balance, $39,793 relates to investments in skilled nursing properties, $27,044 relates to investments in assisted living properties and $3,750 relates to an investment in a school. This balance is gross of a loan loss reserve of $704 and includes discounts and premiums related to loans acquired in prior years totaling $188.

(3)
Includes principal and interest payments

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

	2009		2008
	High	Low	High	Low
First Quarter	$23.10	$15.74	$27.35	$22.51
Second Quarter	$21.99	$17.22	$28.30	$25.13
Third Quarter	$26.73	$19.13	$31.16	$24.57
Fourth Quarter	$28.41	$22.50	$28.87	$14.70

Holders of Record

        As of December 31, 2009 we had approximately 378 stockholders of record of our common stock.

Dividend Information

        We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2009	2008	2009	2008
First Quarter	$0.390	$0.390	$0.390	$0.390
Second Quarter	$0.390	$0.390	$0.390	$0.390
Third Quarter	$0.390	$0.390	$0.390	$0.390
Fourth Quarter	$0.390	$0.390	$0.390	$0.390

	$1.560	$1.560	$1.560	$1.560

        We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See "Annual Distribution Requirements" beginning on page 14.)

Issuer Purchases of Equity Securities

        During the fourth fiscal quarter ended December 31, 2009, we did not repurchase any of our outstanding common stock or preferred securities.

        Since inception of our existing share repurchase program through December 31, 2009, we have repurchased (i) 893,979 shares of our common stock at an average cost of $21.01 per share, including commissions, for an aggregate purchase price including commissions paid of $18,783,000 and (ii) 745,784 shares of our Series F preferred stock at an average cost of $21.83 per share, including commissions, for an aggregate purchase price including commissions paid of $16,277,000.

        Our Board of Directors established the existing share repurchase program in June 2007 enabling us to repurchase up to 5,000,000 shares of our common stock on the open market. In January 2008 our Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. This authorization does not expire until 5,000,000 shares of our equity securities, including common and preferred securities, have been repurchased or the Board of Directors terminates its authorization.

        We continue to have authorization to purchase an additional 3,360,237 shares of common stock and/or preferred securities.

Stock Performance Graph

        The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 75% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. In 2009, our equity ownership of real estate assets is more than 75%.

        This graph compares the cumulative total stockholder return on our common stock from December 31, 2004 to December 31, 2009 with the cumulative stockholder total return of (1) the Standard & Poor's 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2004 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

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

	2009		2008		2007	2006		2005
	(In thousands, except per share amounts)
Operating Information:
Total revenues	$69,894		$69,357		$74,790	$73,163		$72,408
Income from continuing operations	44,360		43,192		48,039	45,879		51,037
Income allocated to non-controlling interests	296		307		343	343		349
Income allocated to participating securities	139		159		219	447		147
Income allocated to preferred stockholders	14,515		14,401		16,923	17,157		17,343
Net income allocable to common stockholders	29,410		28,417		30,613	61,184	(3)	35,219
Per share Information:
Net Income per Common Share from Continuing Operations Allocable to Common Stockholders:
Basic	$1.27		$1.23		$1.32	$1.20		$1.49

Diluted	$1.27		$1.23		$1.31	$1.20		$1.48

Net Income Per Common Share Allocable to Common Stockholders:
Basic	$1.27		$1.24		$1.32	$2.64	(3)	$1.59

Diluted	$1.27		$1.24		$1.31	$2.51	(3)	$1.56

Common Stock Distributions declared	$1.56		$1.56		$1.50	$1.08	(1)	$1.65	(1)

Common Stock Distributions paid	$1.56		$1.56		$1.50	$1.44		$1.29

Balance Sheet Information:
Total assets	$490,593		$506,053		$544,105	$567,767		$585,271
Total debt(2)	25,410	(5)	36,753	(4)	52,295	53,811		92,361

(1)
Dividends for the first quarter of 2006 were declared in the fourth quarter of 2005.

(2)
Includes bank borrowings, mortgage loans payable, bonds payable and senior participation payable.

(3)
Higher due to a gain of $32.6 million relating to four assisted living properties sold in 2006 and a $0.5 million gain recognized in 2006 from the sale of our investment in National Health Investors, Inc. (or NHI) common stock.

(4)
Lower due to the pay off during 2008 of a mortgage loan in the amount of $14.2 million secured by four assisted living properties located in Ohio, as described in Item 8. FINANCIAL STATEMENTS—Note 9. Debt Obligations.

(5)
Lower due to the pay off during 2009 of three mortgage loans totaling $23.9 million secured by 11 assisted living properties located in various states partially offset by outstanding bank borrowings in the amount of $13.5 million, as described in Item 8. FINANCIAL STATEMENTS—Note 9. Debt Obligations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        We are a self-administered health care real estate investment trust (or REIT) that invests primarily in long-term care and other health care related properties through mortgage loans, property lease transactions and other investments. In 2009, long-term care properties, which include skilled nursing and assisted living properties, comprised approximately 98% of our investment portfolio.

        The following table summarizes our direct real estate investment portfolio which consists of properties that we own or on which we hold promissory notes secured by first mortgages as of December 31, 2009 (dollar amounts in thousands):

Type of Property	Gross Investments	Percentage of Investments	For the year ended 12/31/09 Rental Income	For the year ended 12/31/09 Interest Income(3)	Percentage of Revenues(4)	Number of Properties	Number of Beds/Units(2)	Gross Investment per Bed/Unit	Number of Operators(1)	Number of States(1)
Assisted Living Properties	$295,421	50.1%	$30,064	$3,075	48.3%	104	4,790	$61.67	14	22
Skilled Nursing Properties	281,606	47.7%	28,762	5,177	49.5%	98	11,319	$24.88	33	19
Schools	13,020	2.2%	1,179	306	2.2%	2	N/A	N/A	2	2

Totals	$590,047	100.0%	$60,005	$8,558	100.0%	204	16,109

(1)
We have investments in 29 states leased or mortgaged to 44 different operators.

(2)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(3)
Includes Interest Income from Mortgage Loans.

(4)
Includes Rental Income and Interest Income from Mortgage Loans.

        As of December 31, 2009 we had $444.2 million in carrying value of net real estate investment, consisting of $374.3 million or 84% invested in owned and leased properties and $69.9 million or 16% invested in mortgage loans secured by first mortgages.

        For the year ended December 31, 2009, rental income and interest income from mortgage loans represented 85.9% and 12.2%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time. For the years ended December 31, 2009, 2008, and 2007 we recorded $4.2 million, $3.5 million, and $4.8 million, respectively, in straight-line rental income. Also during 2009 and 2008 we recorded $0.8 million and $0.1 million, respectively, of straight-line rent receivable reserve. Straight-line rental income on a same store basis will decrease from $4.2 million for 2009 to $3.0 million for projected annual 2010 assuming no new leased investments with fixed annual rental escalations are added to our portfolio. Conversely, our cash rental income is projected to increase from $56.5 million for 2009 to $58.9 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. During the year ended December 31, 2009 we received $56.5 million of cash rental revenue and recorded $0.7 million of lease inducement costs. At December 31, 2009 and 2008, the straight-line rent receivable balance, net of reserves, on the consolidated balance sheet was $17.3 million and $13.9 million, respectively.

        Subsequent to December 31, 2009, we purchased two skilled nursing properties with a total of 286 beds. See Key Transactions below for further discussion of acquisitions. Subsequent to these acquisitions, straight-line rental income will decrease from $4.2 million for 2009 to $3.2 million for projected annual 2010 assuming no additional new leased investments with fixed annual rental escalations are added to our portfolio. Conversely, our cash rental income is projected to increase from $56.5 million for 2009 to $60.4 million for projected annual 2010 assuming no modification or replacement of existing leases and no additional new leased investments are added to our portfolio.

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

  •
  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages. The average per bed cost of our owned skilled nursing properties is approximately $33,500 per bed while that of properties subject to our mortgages is approximately $9,700 per bed.

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

        Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments during the current period of tightened credit conditions.

Economic Climate

        Through 2009, the U.S continued to experience challenging financial markets, tight credit conditions, and slower growth. Continued concerns about the systemic impact of inflation, energy costs, declining business and consumer confidence, and a weakened real estate market have contributed to increased market volatility and diminished expectations for the U.S. economy. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our operators. We expect that the deterioration in the credit markets should exert downward pressure on prices of long term care properties.

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

        At December 31, 2009, we had $8.9 million of cash on hand and $66.5 million available on our $80.0 million Unsecured Credit Agreement which matures on July 17, 2011. Also, during 2009, we entered into an equity distribution agreement with KeyBanc to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares. During 2009, we sold 30,000 shares of common stock at an average sales price including commissions of $25.54 per share and total proceeds of $0.8 million. At December 31, 2009 we had $74.2 million available under this agreement. In calendar year 2010, we have a mortgage debt maturity of $7.7 million due in August 2010 at an interest rate of 8.69%. This mortgage debt may be paid 90-days early. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

        Owned Properties.    During 2009, we acquired three assisted living properties with a total of 192 units for $13.0 million and incurred and expensed $0.2 million in transaction costs. These properties are leased to a third party operator under a 12-year master lease with two five-year renewal options. Additionally, we invested $3.2 million at an average yield of 10.6% under agreements to expand and renovate eight properties operated by six different operators and we invested $0.6 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        Subsequent to December 31, 2009, we purchased a 166-bed skilled nursing property in Texas for $7.9 million. This property is leased to a third party operator under a 10-year lease with two five-year renewal options. This operator previously operated the property under a lease with the seller. In addition, we paid $0.1 million to this operator as a lease inducement which will be amortized as a yield adjustment over the life of the lease. Also, subsequent to December 31, 2009, we purchased a 120-bed skilled nursing property in Florida for a purchase price of $9.0 million. This property is leased to a third party operator under a 12-year lease with two 10-year renewal options.

        Debt Obligations.    During 2009, we paid off three mortgage loans totaling $23.9 million secured by 11 assisted living properties located in various states. The retired debts bore a weighted average interest rate of 8.68%. At December 31, 2009, we have one mortgage loan outstanding with a carrying value of $7.7 million at a fixed interest rate of 8.69%. At December 31, 2009, we had $13.5 million outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement with $66.5 million available for borrowing. Subsequent to December 31, 2009, we borrowed $17.0 million under our Unsecured Credit Agreement for the acquisition of two skilled nursing properties with a total of 286 beds, as previously discussed. After this borrowing, we had $30.5 million outstanding under the Unsecured Credit Agreement and $49.5 million available for borrowing.

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

        The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	12/31/09	9/30/09	6/30/09	3/31/09	12/31/08
Asset mix:
Real property	$519,460	$505,181	$504,354	$503,255	$502,617
Loans receivable	70,587	72,268	74,286	75,412	78,301
Investment asset mix:
Assisted living properties	$295,421	$282,209	$282,132	$282,084	$282,084
Skilled nursing properties	281,606	282,220	283,488	283,563	285,814
Schools	13,020	13,020	13,020	13,020	13,020

	Period Ended
	12/31/09	9/30/09	6/30/09	3/31/09	12/31/08
Operator asset mix:
Brookdale Communities	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc.(1)	86,702	86,803	86,923	87,015	87,150
ALC	88,034	88,034	88,034	88,034	88,034
Remaining operators	331,101	318,402	319,473	319,408	321,524
Geographic asset mix:
Colorado	$27,806	$27,806	$27,753	$27,723	$27,706
Florida	44,144	43,941	43,887	43,836	43,884
Ohio	56,804	56,804	56,804	56,804	56,804
Texas	102,741	103,251	103,657	103,944	104,197
Washington	27,815	27,293	27,312	27,334	27,355
Remaining states	330,737	318,354	319,227	319,026	320,972

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

        Credit Strength.    We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long-term debt. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). The coverage ratios are based on earnings before interest, taxes, depreciation and amortization. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

	Year Ended		Quarter Ended
	12/31/09		12/31/09		09/30/09		06/30/09		03/31/09		12/31/08
Debt to book capitalization ratio	5.3%		5.3	%(1)	2.6	%(4)	5.3	%(6)	7.3%		7.4%
Debt & Preferred Stock to book capitalization ratio	44.2%		44.2	%(1)	42.6	%(4)	44.1	%(6)	45.2%		45.5%
Debt to market capitalization ratio	3.0%		3.0	%(1)	1.6	%(4)	3.8	%(6)	5.9	%(7)	5.4%
Debt & Preferred Stock to market capitalization ratio	25.1%		25.1	%(2)	25.3	%(4)	29.5	%(6)	32.8	%(7)	30.1%
Interest coverage ratio	25.5	x	40.8	x(3)	45.2	x(5)	18.7	x(5)	17.7	x(8)	15.4	x
Fixed charge coverage ratio	3.5	x	3.6	x(3)	3.7	x(5)	3.3	x	3.4	x(8)	3.1	x

(1)
Increase primarily due to the increase in bank borrowing.

(2)
Decrease primarily due to the increase in market capitalization partially offset by the increase in bank borrowing.

(3)
Decrease primarily due to the increase in operating and other expenses relating to transaction costs incurred on the acquisition of three assisted living properties. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further discussion.

(4)
Decrease primarily due to the repayment of $23.9 million of mortgage debt in June and July of 2009.

(5)
Increase primarily due to the decrease in interest expense relating to the repayment of debt.

(6)
Decrease primarily due to the repayment of $15.8 million on two mortgage loans secured by 10 assisted living properties located in various states.

(7)
Increase primarily due to the decrease in market capitalization.

(8)
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

Operating Results

Year ended December 31, 2009 compared to year ended December 31, 2008

        Revenues for the year ended December 31, 2009 increased to $69.9 million from $69.4 million for the same period in 2008 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below. Rental income increased $2.4 million from the same period in 2008 primarily as a result of increases provided for in existing lease agreements which do not qualify under our straight-line rental income provision, rental increases resulting from capital improvement investments, new leases on acquired properties and new leases on properties formerly operated by affiliates of Sunwest Management, Inc. (or Sunwest), as described in Item 8. FINANCIAL STATEMENTS—Notes 6. Real Estate Investments. Same store cash rental income, properties owned for the year ended December 31, 2009 and 2008, increased $1.6 million due to rental increases provided for in existing lease agreements.

        Interest income from mortgage loans for the year ended December 31, 2009 decreased $1.2 million from the same period in 2008 primarily due to mortgage loan payoffs and the conversion of a mortgage loan to an owned property in the fourth quarter of 2008 resulting from the non-payment of interest income from affiliates of Sunwest, as described in Item 8. FINANCIAL STATEMENTS—Notes 6. Real Estate Investments.

        Interest and other income for the year ended December 31, 2009 decreased $0.8 million from the same period in 2008 primarily due to lower interest income from our investments of cash resulting from lower interest rates and lower cash balances.

        Interest expense for the year ended December 31, 2009 was $1.7 million lower than the same period in 2008 due to a decrease in mortgage loans and bonds payable outstanding during the period resulting from the repayment of mortgage loans and normal amortization of existing mortgage loans partially offset by increase in borrowings under our Unsecured Credit Agreement.

        Depreciation and amortization expense was comparable for each of the years ended December 31, 2009 and 2008.

        Provisions for doubtful accounts for the year ended December 31, 2009 increased $0.7 million from the same period in 2008 primarily due to an increase in straight-line rent receivable reserve.

        Operating and other expenses were $0.5 million higher in the year ended December 31, 2009 as compared to the same period in 2008 primarily due to an increase in accounting fees related to the implementation of new FASB accounting guidance during 2009, property tax expenses paid on behalf of one of our operators, transaction costs related to the acquisition of three assisted living properties and the timing of certain expenditures. As required by the new FASB accounting guidance, all acquisition-related transaction costs are expensed as incurred.

        Net income allocable to common stockholders for the year ended December 31, 2009 increased $1.0 million from the same period in 2008 primarily due to the changes previously described above partially offset by the increase in income allocated to our preferred stockholders, which includes the repurchase of preferred stock for less than redemption value and preferred stock dividends. See Item 8. FINANCIAL STATEMENTS—Notes 14. Net Income Per Common Share for the components of income allocated to preferred stockholders.

Year ended December 31, 2008 compared to year ended December 31, 2007

        Revenues for the year ended December 31, 2008 decreased to $69.4 million from $74.8 million for the same period in 2007 primarily due to decreases resulting from Sunwest non-payment of rental and interest income, decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below. See Item 8. FINANCIAL STATEMENT—Note 6. Real Estate Investments for further discussion on Sunwest non-payment of rental income and interest income. Rental income decreased $0.3 million primarily as a result of decreases resulting from non-payment of rental income primarily from Sunwest ($1.0 million) partially offset by increases provided for in existing lease agreements which do not qualify under our straight-line rental income provision. Same store cash rental income, properties owned for both years ended December 31, 2008 and 2007, increased $2.0 million due to rental increases provided for in existing lease agreements.

        Interest income from mortgage loans and notes receivable decreased $2.8 million primarily as a result of mortgage loan payoffs and Sunwest non-payment of interest income, as described in Item 8. FINANCIAL STATEMENT—Note 6. Real Estate Investments.

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

        Provisions for doubtful accounts in 2008 increased $0.5 million from the prior year primarily due to an increase in straight-line rent receivable reserve.

        Operating and other expenses decreased $0.9 million primarily due to a decrease in restricted stock vesting expense, partially offset by an increase of one-time charges in the fourth quarter of 2008 related primarily to lease/loan defaults and terminated transactions.

        Net income allocable to common stockholders for the year ended December 31, 2008 decreased $2.2 million from the same period in 2007 primarily due to the changes previously described above partially offset a $0.1 million gain on sale of a vacant parcel of land adjacent to a skilled nursing property located in New Mexico and the decrease in income allocated to our preferred stockholders, which includes the repurchase of preferred stock for less than redemption value and preferred stock dividends. During the year ended December 31, 2007, we recognized a $0.1 million gain related to the sale of a closed, previously impaired, skilled nursing property located in Texas and a 59-bed skilled nursing property located in Tennessee. See Item 8. FINANCIAL STATEMENTS—Notes 14. Net Income Per Common Share for the components of income allocated to preferred stockholders.

Critical Accounting Policies

        Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. See Item 8. FINANCIAL STATEMENTS—Note 2. Summary of Significant Accounting Policies for a description of the significant accounting policies we followed in preparing the consolidated financial statements for all periods presented. We have identified the following significant accounting policies as critical accounting policies in that they require significant judgment and estimates and have the most impact on financial reporting.

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

        Also, we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage loan receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

        When an investment is considered impaired, we determine whether that impairment is other-than-temporary and the measurement of an impairment loss. The FASB provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Comparative information for periods prior to initial application is not required.

        In April 2009, the FASB issued new accounting guidance regarding the recognition and presentation of other-than-temporary impairments which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the consolidated financial statements. This guidance is effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

        Mortgage Loans Receivable.    Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan. We maintain a valuation allowance based upon the expected collectability of our mortgage loans receivable. Changes in the valuation allowance are included in current period earnings.

        Revenue Recognition.    Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received.

        Rental income from operating leases is recognized in accordance with U.S. GAAP. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

  (i)
  a specified annual increase over the prior year's rent, generally between 2.0% and 3.0%;

  (ii)
  a calculation based on the Consumer Price Index;

  (iii)
  as a percentage of facility net patient revenues in excess of base amounts or

  (iv)
  specific dollar increases.

        The FASB does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

        Rental revenues relating to non-contingent leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in our consolidated balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight-line rent in accordance with the applicable accounting standards and our reserve policy. If the lessee becomes delinquent in rent owed under the terms of the lease, we may provide a reserve against the recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable.

        Net loan fee income and commitment fee income are amortized over the life of the related loan. Costs associated with leases are deferred and allocated over the lease term in proportion to the recognition of rental income.

Liquidity and Capital Resources

Operating Activities:

        At December 31, 2009, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $519.5 million invested primarily in owned long-term healthcare properties and mortgage loans of $70.6 million (prior to deducting a $0.7 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 98 skilled nursing properties with 11,319 beds, 104 assisted living properties with 4,790 units and two schools. These properties are located in 29 states. During the year ended December 31, 2009, net cash provided by operating activities of $60.3 million.

        For the year ended December 31, 2009 we recorded $4.2 million in straight-line rent. We currently expect that straight-line rent on a same store basis will decrease from $4.2 million for 2009 to $3.0 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely, our cash rental income is projected to increase from $56.5 million for 2009 to $58.9 million for projected annual 2010 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Also during the year ended December 31, 2009, we recorded an additional reserve of $0.8 million on our straight-line rent receivable. During the year ended December 31, 2009 we received $56.5 million of cash rental revenue and recorded $0.7 million of amortized lease inducement cost. At December 31, 2009 and 2008, the straight-line rent receivable balance, net of reserves, on the consolidated balance sheet was $17.3 million and $13.9 million, respectively.

        Subsequent to December 31, 2009, we purchased two skilled nursing properties with a total of 286 beds, as described below. Subsequent to these acquisitions, straight-line rental income will decrease from $4.2 million for 2009 to $3.2 million for projected annual 2010 assuming no additional new leased investments with fixed annual rental escalations are added to our portfolio. Conversely, our cash rental income is projected to increase from $56.5 million for 2009 to $60.4 million for projected annual 2010 assuming no modification or replacement of existing leases and no additional new leased investments are added to our portfolio.

Investing Activities:

        During 2009, we used $9.1 million of cash in investing activities. During 2009, we acquired three assisted living properties with a total of 192 units for $13.0 million and incurred and expensed $0.2 million in transaction costs. These properties are leased to a third party operator under a 12-year master lease with two five-year renewal options. We also invested $3.2 million at an average yield of 10.6% under agreements to expand and renovate eight properties operated by six different operators and we invested $0.6 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment. See Item 8. FINANCIAL STATEMENTS—Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

        Subsequent to December 31, 2009, we purchased a 166-bed skilled nursing property in Texas for $7.9 million. This property is leased to a third party operator under a 10-year lease with two five-year renewal options. This operator previously operated the property under a lease with the seller. In addition, we paid $0.1 million to this operator as a lease inducement which will be amortized as a yield adjustment over the life of the lease. Also, subsequent to December 31, 2009, we purchased a 120-bed skilled nursing property in Florida for a purchase price of $9.0 million. This property is leased to a third party operator under a 12-year lease with two 10-year renewal options.

        During the year ended December 31, 2009, we invested $0.2 million under one existing mortgage loan for capital improvements. Additionally, we received $7.8 million in principal payments on mortgage loans including $3.7 million related to the payoff of three mortgage receivables secured by three skilled nursing properties.

        During the year ended December 31, 2009, we invested $0.4 million and received $0.7 million in principal payments on notes receivable.

Financing Activities:

        For the year ended December 31, 2009, we used $63.5 million of cash in financing activities. We paid $0.9 million in scheduled principal payments on mortgage loans and bonds payable. Also, we paid $23.9 million related to the payoff of three mortgage loans secured by 11 assisted living properties. The retired debt bore a weighted average interest rate of 8.68%. At December 31, 2009 we have one mortgage loan outstanding with a carrying value of $7.7 million at a fixed interest rate of 8.69%.

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

        During the year ended December 31, 2009, we borrowed $19.0 million and repaid $5.5 million under our Unsecured Credit Agreement. At December 31, 2009, we had $13.5 million outstanding at an interest rate of LIBOR plus 1.50% under the Unsecured Credit Agreement with $66.5 million available for borrowing. Also, at December 31, 2009, we were in compliance with all our covenants. Subsequent to December 31, 2009, we borrowed $17.0 million under our Unsecured Credit Agreement for the acquisition of two skilled nursing properties with a total of 286 beds, as previously discussed. After this borrowing, we had $30.5 million outstanding under the Unsecured Credit Agreement with $49.5 million available for borrowing.

        We paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $3.3 million, $0.1 million and $11.8 million, respectively. Additionally, we declared and paid cash dividends on our common stock totaling $36.2 million. Subsequent to December 31, 2009, we declared a monthly cash dividend of $0.13 per share on our common stock for the months of January, February and March 2010, payable on January 29, February 26 and March 31, 2010, respectively, to stockholders of record on January 21, February 18 and March 23, 2010, respectively.

        During the year ended December 31, 2009, holders of 900 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share. Total shares reserved for issuance of common stock related to conversion of Series E preferred stock were 75,632 at December 31, 2009.

        In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock. In January 2008 the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. This authorization does not expire until 5,000,000 shares of our equity securities, including common and preferred securities, have been repurchased or the Board of Directors terminates its authorization.

        During 2009 we repurchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commissions. Also, during 2009, we invested $2.0 million to repurchase a total of 109,484 shares of our 8.0% Series F Preferred Stock at an average cost of $18.27 per share, including commissions. The liquidation value on our 8.0% Series F Preferred Stock is $25.00 per share. As required by the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs has been added to net income in calculating net income allocable to common stockholders. At December 31, 2009 there were 5,894,216 shares of our 8.0% Series F Preferred Stock outstanding. The common and preferred shares were purchased on the open market under the new Board authorization discussed above. After these repurchases, we continue to have an open Board authorization to purchase an additional 3,360,237 shares.

        On August 5, 2009 we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares. During 2009 we sold 30,000 shares of common stock for net proceeds of $0.8 million or $25.54 per share, including commissions. At December 31, 2009 we had $74.2 million available under this agreement.

        During 2008 we adopted and our shareholders approved the 2008 Equity Participation Plan which replaces the 2004 Restricted Stock Plan, the 2004 Stock Option Plan and the 1998 Equity Participation Plan. Under the 2008 Equity Participation Plan, 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2008 Equity Participation Plan are set by our compensation committee at its discretion. During 2009 we granted 15,000 stock options and 3,000 shares of restricted stock at $24.65 per share under this plan. Also, we granted 3,000 shares of restricted stock at $18.34 per share and 36,988 shares of restricted stock at $17.06 per share under this plan. These shares vest ratably over a three-year period.

        During the year ended December 31, 2009, a total of 35,000 common stock options were exercised at a total option value $0.8 million and a total market value on the date of exercise of $0.9 million.

        During 2009 one of our limited partners exercised its conversion rights and exchanged all of its interest in the limited partnership. Upon receipt of the redemption notification of 67,294 limited partnership units, we elected to convert its partnership units into 67,294 shares of our common stock. The partnership conversion price was $17.00 per partnership unit. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Accordingly, the $1.1 million carrying amount of the limited partner's interest in the partnership was reclassified to stockholders' equity. At December 31, 2009 we have one limited partnership and have reserved 112,588 shares of our common stock under this partnership agreement. The carrying value of the partnership conversion rights is $2.0 million.

Available Shelf Registrations:

        During 2007, we filed a Form S-3 "shelf" registration statement which became effective August 7, 2007, and provides us with the capacity to offer up to $300.0 million in our debt and/or equity securities. On August 5, 2009, we entered into an equity distribution agreement with KeyBanc under which we may issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares through KeyBanc. Sales, if any, of common shares will be made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc. At December 31, 2009, we had $74.2 million availability under our equity distribution agreement with KeyBanc.

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

Commitments:

        The following table summarizes our capital improvement commitments as of December 31, 2009 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment at 12/31/09		Open Commitment at 12/31/09		Estimated Yield		Property Type	Properties	Major Operator
$1,100		3/17/2010	$549	(8a)	$551		10.50%	(1)	SNF	1	N/A
650		3/31/2010	598		52		13.00	%(1)	SNF	1	N/A
726		3/31/2010	609		117		11.00	%(2)	SNF	1	Preferred Care
2,000		3/31/2010	—		2,000		11.00	%(1)	SNF	1	Preferred Care
875		10/7/2010	580	(8b)	295			(6)	ALF	1	N/A
500		10/22/2010	460	(8c)	40		10.00	%(2)	ALF	1	N/A
2,500		6/16/2010	1,528		972		10.00	%(1)	SNF	1	N/A
1,600		12/1/2010	7		1,593			(5)	ALF	2	N/A
4,000		12/31/2010	123		3,877		11.00	%(1)	SNF	1	Preferred Care
2,000		1/18/2011	—		2,000			(1)(4)	SNF	1	N/A
1,500		5/18/2011	—		1,500			(1)(9)	ALF	3	N/A
5,000	(7)	12/31/2014	—		5,000	(7)		(3)	ALF	37	ALC

$22,451			$4,454		$17,997

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

(5)
The commitment is allocated in two tranches of $750,000 and $850,000. The yield for the $750,000 tranche is included in the initial lease rate; the yield for the $850,000 tranche is 8.5% with minimum rent increases as per footnote (2).

(6)
The yield is included in the initial lease rate.

(7)
Maximum of $5,000,000 per year for the life of the lease.

(8)
Subsequent to December 31, 2009, we committed to provide a lessee with $175,000 to invest in capital improvements to a skilled nursing property in Texas. The yield for this commitment is included in the lease rate and matures in January 2011. Also, subsequent to December 31, 2009, we invested an additional $392,000 in the following commitments: a) $316,000, b) $38,000, and c) $38,000.

(9)
The current lease rate.

        The following table summarizes our loan commitments as of December 31, 2009 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 12/31/09	Open Commitment at 12/31/09	Yield	Property Type	Properties	Major Operator
$400	3/31/2010	$327	$73	(1)	SNF	1	N/A
50	3/31/2010	20	30	10.00%	SNF	1	N/A
450	6/30/2010	250	200	10.00%	SNF	4	N/A

$900		$597	$303

(1)
The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate of the existing loan. The monthly loan payment will increase at each increase to the principal balance. The interest rate at December 31, 2009 is 10.7%.

Contractual Obligations:

        We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2009, and excludes the effects of interest (in thousands):

	Total		2010	2011 – 2012	2013 – 2014	Thereafter
Mortgage loans payable	$7,685		$7,685	$—	$—	$—
Bonds payable	4,225		495	1,095	1,235	1,400
Bank borrowings	13,500	(1)	—	13,500	—	—

	$25,410		$8,180	$14,595	$1,235	$1,400

(1)
At December 31, 009 we had $66,500,000 available for borrowing under our Unsecured Credit Agreement. Subsequent to December 31, 2009, we borrowed $17,000,000 under our Unsecured Credit Agreement for the acquisition of two skilled nursing properties with a total of 286 beds. After this borrowing, we had $30,500,000 outstanding under the Unsecured Credit Agreement with $49,500,000 available for borrowing.

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2009.

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

        At December 31, 2009, we had $8.9 million of cash on hand and $66.5 million available on our $80.0 million Unsecured Credit Agreement which matures July 17, 2011. Also, during 2009, we entered into an equity distribution agreement with KeyBanc to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares. At December 31, 2009 we had $74.2 million available under this agreement. In calendar year 2010, we have a mortgage debt maturity of $7.7 million due in August 2010 at an interest rate of 8.69%. This mortgage debt may be paid

90-days early. We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our current unsecured line of credit borrowing capacity, and availability under our equity distribution agreement are sufficient to provide for payment of our current operating costs and debt obligations and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.

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

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2009.

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

        At December 31, 2009, based on the prevailing interest rates for comparable loans and estimates made by management, the fair value of our mortgage loans receivable using a 7.5% discount rate was approximately $80.2 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $2.8 million while a 1% decrease in such rates would increase their estimated fair value by approximately $2.9 million. A 1% increase or decrease in applicable interest rates would not have a material impact on the fair value of our fixed rate debt.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for (1) non-controlling interests with the adoption of the amendments to the FASB Accounting Standards Codification (ASC) Topic 810: Consolidation, effective January 1, 2009 and retroactively applied; (2) for business combinations with the adoption of the FASB ASC Topic 805, Business Combinations, effective January 1, 2009; and (3) participating securities with the adoption of FASB ASC Topic 260, Earnings Per Share, effective January 1, 2009 and retroactively applied.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2010

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2009—$145,180; 2008—$130,475	$337,719	$337,171
Land	36,561	34,971
Mortgage loans receivable, net of allowance for doubtful accounts: 2009—$704; 2008—$760	69,883	77,541

Real estate investments, net	444,163	449,683
Other Assets:
Cash and cash equivalents	8,856	21,118
Debt issue costs, net	476	831
Interest receivable	1,964	2,010
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2009—$631; 2008—$140	17,309	13,900
Prepaid expenses and other assets	8,663	9,148
Notes receivable	2,689	2,895
Marketable debt securities(2)	6,473	6,468

Total assets	$490,593	$506,053

LIABILITIES AND EQUITY
Bank borrowings	$13,500	$—
Mortgage loans payable	7,685	32,063
Bonds payable	4,225	4,690
Accrued interest	102	251
Accrued expenses and other liabilities	7,801	5,015
Distributions payable	2,967	3,022

Total liabilities	36,280	45,041
EQUITY
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2009—7,932; 2008—8,042	186,801	189,560
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2009—23,312 ; 2008—23,136	233	231
Capital in excess of par value	326,163	321,979
Cumulative net income	577,629	533,565
Other	390	735
Cumulative distributions	(638,884)	(588,192)

Total stockholders' equity	452,332	457,878
Non-controlling interests	1,981	3,134

Total Equity	454,313	461,012

Total liabilities and equity	$490,593	$506,053

(1)
On December 31, 2009 and 2008, we had $2,480,000 and $2,037,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
At December 31, 2009 and 2008, we had a $6,500,000 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenues:
Rental income(1)	$60,005	$57,562	$57,841
Interest income from mortgage loans	8,558	9,708	12,502
Interest and other income(2)	1,331	2,087	4,447

Total revenues	69,894	69,357	74,790

Expenses:
Interest expense	2,418	4,114	4,957
Depreciation and amortization	14,822	14,960	14,305
Provisions for doubtful accounts	775	85	(390)
Operating and other expenses	7,519	7,006	7,879

Total expenses	25,534	26,165	26,751

Income before non-operating income	44,360	43,192	48,039
Non-operating income	—	—	—

Income from continuing operations	44,360	43,192	48,039
Discontinued operations:
Loss from discontinued operations	—	—	(47)
Gain on sale of assets, net	—	92	106

Net income from discontinued operations	—	92	59

Net income	44,360	43,284	48,098
Income allocated to non-controlling interests	(296)	(307)	(343)

Net income attributable to LTC Properties, Inc.	44,064	42,977	47,755

Income allocated to participating securities	(139)	(159)	(219)
Income allocated to preferred stockholders	(14,515)	(14,401)	(16,923)

Net income allocable to common stockholders	$29,410	$28,417	$30,613

Basic earnings per common share (See Note 14):
Continuing operations	$1.27	$1.23	$1.32
Discontinued operations	$0.00	$0.00	$0.00

Net income allocable to common stockholders	$1.27	$1.24	$1.32

Diluted earnings per common share (See Note 14):
Continuing operations	$1.27	$1.23	$1.31
Discontinued operations	$0.00	$0.00	$0.00

Net income allocable to common stockholders	$1.27	$1.24	$1.31

Weighted average shares used to calculate earnings per common share:
Basic	23,099	22,974	23,215
Diluted	23,182	23,090	23,582
Comprehensive Income:
Net income	$44,360	$43,284	$48,098
Reclassification adjustment	(345)	(221)	(737)

Comprehensive income	$44,015	$43,063	$47,361

(1)
During 2009, 2008 and 2007, we received $4,058,000, $3,917,000, and $1,267,000, respectively, in rental income and recorded $443,000, $535,000, and $206,000 respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
During 2009, 2008, and 2007 we recognized $720,000, $728,000 and $1,327,000, respectively, of interest income from an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income allocable to common stockholders.

See accompanying notes.

 LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance—December 31, 2006	8,834	23,569	$209,341	$236	$332,149	$442,833	$1,693	$(485,818)	$500,434	$3,518	$503,952
Conversion of 8.5% Series E Preferred Stock	(32)	63	(788)	1	787	—	—	—	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(737)	—	(737)	—	(737)
Stock option exercises	—	34	—	—	191	—	—	—	191	—	191
Repurchase of stock	—	(893)	—	(9)	(18,759)	—	—	—	(18,768)	—	(18,768)
Issue restricted stock	—	99	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	47,755	—	—	47,755	343	48,098
Vested stock options	—	—	—	—	109	—	—	—	109	—	109
Vested restricted stock	—	—	—	—	2,133	—	—	—	2,133	—	2,133
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(343)	(343)
Preferred stock dividends	—	—	—	—	—	—	—	(16,923)	(16,923)	—	(16,923)
Common stock cash distributions ($1.50 per share)	—	—	—	—	—	—	—	(35,038)	(35,038)	—	(35,038)

Balance—December 31, 2007	8,802	22,872	208,553	229	316,609	490,588	956	(537,779)	479,156	3,518	482,674

Conversion of 8.5% Series E Preferred Stock	(124)	247	(3,085)	2	3,083	—	—	—	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(221)	—	(221)	—	(221)
Stock option exercises	—	17	—	—	416	—	—	—	416	—	416
Repurchase of stock	(636)	—	(15,908)	—	642	—	—	989	(14,277)	—	(14,277)
Net income	—	—	—	—	—	42,977	—	—	42,977	307	43,284
Vested stock options	—	—	—	—	1,088	—	—	—	1,088	—	1,088
Vested restricted stock	—	—	—	—	141	—	—	—	141	—	141
Non-controlling interests conversion	—	—	—	—	—	—	—	—	—	(374)	(374)
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(317)	(317)
Preferred stock dividends	—	—	—	—	—	—	—	(15,390)	(15,390)	—	(15,390)
Common stock cash distributions ($1.56 per share)	—	—	—	—	—	—	—	(36,012)	(36,012)	—	(36,012)

Balance—December 31, 2008	8,042	23,136	189,560	231	321,979	533,565	735	(588,192)	457,878	3,134	461,012

Conversion of 8.5% Series E Preferred Stock	(1)	2	(22)	—	22	—	—	—	—	—	—
Reclassificaton adjustment	—	—	—	—	—	—	(345)	—	(345)	—	(345)
Stock option exercises	—	35	—	—	770	—	—	—	770	—	770
Repurchase of stock	(109)	(1)	(2,737)	—	95	—	—	626	(2,016)	—	(2,016)
Issue common stock	—	30	—	—	766	—	—	—	766	—	766
Issue restricted stock	—	43	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	44,064	—	—	44,064	296	44,360
Vested stock options	—	—	—	—	147	—	—	—	147	—	147
Vested restricted stock	—	—	—	—	1,242	—	—	—	1,242	—	1,242
Non-controlling interests conversion	—	67	—	1	1,143	—	—	—	1,144	(1,144)	—
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(305)	(305)
Preferred stock dividends	—	—	—	—	—	—	—	(15,141)	(15,141)	—	(15,141)
Common stock cash distributions ($1.56 per share)	—	—	—	—	—	—	—	(36,177)	(36,177)	—	(36,177)

Balance—December 31, 2009	7,932	23,312	$186,801	$233	$326,163	$577,629	$390	$(638,884)	$452,332	$1,981	$454,313

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$44,360	$43,284	$48,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing operations	14,822	14,960	14,305
Depreciation and amortization—discontinued operations	—	—	47
Stock-based compensation expense	1,389	1,229	2,242
Gain on sale of real estate and other investments, net	—	(92)	(106)
Straight-line rental income(1)	(4,241)	(3,492)	(4,765)
Other non-cash items, net	1,626	955	(1,213)
Decrease in interest receivable	91	152	410
(Increase) decrease in prepaid, other assets and allowance	(285)	(113)	139
Decrease in accrued interest payable	(149)	(98)	(9)
Increase (decrease) in accrued expenses and other liabilities	2,727	(401)	(523)

Net cash provided by operating activities	60,340	56,384	58,625
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(16,984)	(5,369)	(5,696)
Conversion of mortgage loans to owned properties	—	(13)	—
Proceeds from sale of real estate investments, net	—	555	322
Principal payments on mortgage loans receivable	7,843	18,990	33,004
Investment in real estate mortgages	(221)	(9,635)	(6,039)
Proceeds from the redemption/sale of marketable securities(2)	—	—	3,885
Advances under notes receivable	(375)	(420)	(52)
Principal payments received on notes receivable	671	848	1,139

Net cash (used in) provided by investing activities	(9,066)	4,956	26,563
FINANCING ACTIVITIES:
Bank borrowings	19,000	—	—
Repayment of bank borrowings	(5,500)	—	—
Principal payments on mortgage loans and bonds payable	(24,843)	(15,542)	(1,516)
Proceeds from common stock offering	766	—	—
Repurchase of common stock	(16)	—	(18,768)
Repurchase of Preferred stock	(2,000)	(14,276)	—
Distributions paid to stockholders	(51,373)	(51,786)	(51,978)
Redemption of non-controlling interests	—	(510)	—
Distributions paid to non-controlling interests	(305)	(317)	(343)
Other	735	(422)	161

Net cash used in financing activities	(63,536)	(82,853)	(72,444)

(Decrease) increase in cash and cash equivalents	(12,262)	(21,513)	12,744
Cash and cash equivalents, beginning of year	21,118	42,631	29,887

Cash and cash equivalents, end of year	$8,856	$21,118	$42,631

Supplemental disclosure of cash flow information:
Interest paid	$2,177	$3,879	$4,714
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

(1)
During 2009, 2008 and 2007, we recorded $443,000, $535,000 and $206,000, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
During 2007, we received $3,885,000 as a result of a partial redemption of our marketable debt securities from an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

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

2. Summary of Significant Accounting Policies

        In June 2009, the Financial Accounting Standard Board (or FASB) issued a new accounting pronouncement regarding the FASB Accounting Standards Codification (or Codification) and the hierarchy of U.S. generally accepted accounting principles (or U.S. GAAP). This pronouncement establishes Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for U.S. Securities and Exchange Commission (or SEC) registrants. Codification has superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Pursuant to the provisions of Codification, we have updated references to GAAP in the accompanying consolidated financial statements.

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

        The FASB created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in the guidance. The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However, we can transfer our interest without consultation or permission of the limited partners. We consolidate our partnerships in accordance with the guidance.

        The FASB requires the classification of non-controlling interests (formerly minority interests) as a component of consolidated equity in the consolidated balance sheet subject to the provisions of the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rules governing classification and measurement of redeemable securities. The guidance requires consolidated net income to be reported at the amounts attributable to both the controlling and non-controlling interests. The calculation of earnings per share will be based on income amounts attributable to the controlling interest. Also, this guidance addresses accounting and reporting for a change in control of a subsidiary. This guidance is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. The required retrospective adoption is reflected in the accompanying consolidated financial statements. Therefore, we have reclassified the non-controlling interests of our limited partnership from the mezzanine section of our consolidated balance sheet to equity. This reclassification totaled $1,981,000 and $3,134,000 as of December 31, 2009 and December 31, 2008.

        Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for our non-controlling interests in consolidated entities, as described above.

        The FASB addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The guidance requires that we consolidate a "variable interest entity" if we are subject to a majority of the risk of loss from the "variable interest entity's" activities, or are entitled to receive a majority of the entity's residual returns, or both. The guidance also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2009, we do not have investments in any entities that meet the definition of a "variable interest entity."

        Use of Estimates.    Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash Equivalents.    Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased and are stated at cost which approximates market.

        Land, Buildings and Improvements.    Land, buildings and improvements are recorded at fair value on the acquisition date. The FASB accounting guidance requires the acquiring entity to measure the assets acquired, liabilities assumed (including contingencies) and any non-controlling interests at their fair values on the acquisition date. In determining fair value, we use current appraisals or other third party opinions of value. This guidance also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria.

        Depreciation is computed principally by the straight-line method for financial reporting purposes and includes depreciation associated with properties we lease that qualify as capital leases under the FASB accounting guidance relating to accounting for leases. Estimated useful lives for financial reporting purposes generally range from 3 to 5 years for computers, 7 to 10 years for equipment, 35 to 40 years for buildings and 10 to 20 years for building improvements.

        Mortgage Loans Receivable.    Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the expected collectability of our receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. In determining the allowance we perform a quarterly evaluation of all receivables. If this evaluation indicates that there is a greater risk of receivable charge-offs, additional allowances are recorded in current period earnings.

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

        Also, we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage loan receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

        When an investment is considered impaired, we determine whether that impairment is other-than-temporary and the measurement of an impairment loss. The FASB provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Comparative information for periods prior to initial application is not required.

        In April 2009, the FASB issued new accounting guidance regarding the recognition and presentation of other-than-temporary impairments which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the consolidated financial statements. This guidance is effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

        Fair Value of Financial Instruments.    The FASB requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair market value amounts presented in the notes to these consolidated financial statements do not represent our underlying carrying value in financial instruments.

        The FASB provides guidance for using fair value to measure assets and liabilities, the information used to measure fair value, and the effect of fair value measurements on earnings. The FASB

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the FASB establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices).

        The fair value guidance issued by the FASB excludes accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value, regardless of whether those assets and liabilities are related to leases.

        In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings. We did not adopt the elective fair market value option in our consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this new guidance did not impact our consolidated financial statements. See Note 16. Fair Value Measurements for the disclosure about fair value of our financial instruments.

        Investments.    Investments in marketable debt and equity securities are categorized as trading, available-for-sale or held-to-maturity. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, reported in other comprehensive income until realized. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income. As discussed above, the FASB issued new accounting guidance regarding the recognition and presentation of other-than-temporary impairments for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the consolidated financial statements. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income. Our investment in marketable debt securities is classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

        Revenue Recognition.    Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non-performing after 60 days of non-payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Rental income from operating leases is recognized in accordance with U.S. GAAP. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

  (v)
  a specified annual increase over the prior year's rent, generally between 2.0% and 3.0%;

  (vi)
  a calculation based on the Consumer Price Index;

  (vii)
  as a percentage of facility net patient revenues in excess of base amounts or

  (viii)
  specific dollar increases.

        The FASB does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non-performing after 60 days of non-payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

        Rental revenues relating to non-contingent leases that contain specified rental increases over the life of the lease are recognized on the straight-line basis. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in our consolidated balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight-line rent in accordance with the applicable accounting standards and our reserve policy. If the lessee becomes delinquent in rent owed under the terms of the lease, we may provide a reserve against the recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable.

        Net loan fee income and commitment fee income are amortized over the life of the related loan. Costs associated with leases are deferred and allocated over the lease term in proportion to the recognition of rental income.

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

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, differs from net income for financial statement purposes principally due to the treatment of certain interest income, other expense items, impairment charges, and depreciable lives and basis of assets. At December 31, 2009, the book basis of our net assets exceeded the tax basis (unaudited) by approximately $66,214,000, primarily due to additional depreciation taken for tax purposes.

        The FASB clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guidance utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. This FASB accounting guidance, which we adopted on January 1, 2007, did not have a material effect on our consolidated financial statements.

        We may from time to time be assessed interest or penalties by certain tax jurisdictions. In the event we have received an assessment for interest and/or penalties, it has been classified in our consolidated financial statements as operating and other expenses.

        Concentrations of Credit Risks.    Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage loans receivable, marketable debt securities and operating leases on owned properties. Our financial instruments, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management's periodic review of our portfolio.

        Discontinued Operations.    Properties held-for-sale on the consolidated balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Accordingly, we record reclassification adjustments to reflect properties sold subsequent to the respective consolidated balance sheet date as held-for-sale in the prior period consolidated balance sheet. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of income. In addition, all gains and losses from real estate sold are also included in discontinued operations. For comparative purposes, as required by the FASB accounting guidance, the prior year's operating results of sold and held-for-sale real estate assets have been reclassified to discontinued operations in the consolidated income statement for the prior years. See Note 6. Real Estate Investments, for a detail of the components of the net income from discontinued operations.

        Net Income Per Share.    Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

        In June 2008, the FASB issued new accounting guidance regarding the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share. This guidance was effective January 1, 2009 and the required retrospective adoption to all prior-period earnings per share data is included in the accompanying consolidated financial statements. Adoption of this guidance did not have a material effect on our basic or diluted earnings per share.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Stock-Based Compensation.    The FASB requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are not subject to Federal income taxation. Therefore, this reporting requirement does not have an impact on our statement of cash flows.

        Segment Disclosures.    The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Management believes that substantially all of our operations comprise one operating segment.

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

        In 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc. (or ALC). ALC is now a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (or Extendicare REIT) listed on the Toronto Stock Exchange (or TSX). Both Extendicare REIT and ALC continue to be parties to the leases with us.

        Brookdale Senior Living Communities, Inc. (or Brookdale Communities), formerly known as Alterra Healthcare Corporation, is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). During 2009, the name Alterra Healthcare Corporation was changed to Brookdale Senior Living Communities, Inc.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes Extendicare REIT's, ALC's and Brookdale's financial information as of and for the nine months ended September 30, 2009 per the operators' public filings (in thousands, unaudited). Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT(1)	ALC	Brookdale
Current assets	$441,245	$22,074	$406,202
Non-current assets	1,213,944	433,847	4,095,480
Current liabilities	314,981	36,427	653,792
Non-current liabilities	1,378,002	149,843	2,746,236
Stockholders' (deficit) equity	(37,794)	269,651	1,101,654
Gross revenue	1,652,368	170,986	1,504,546
Operating expenses	1,496,178	164,442	1,470,374
Income (loss) from continuing operations	62,718	(3,502)	(45,456)
Net income (loss)	61,980	(4,482)	(45,456)
Cash provided by operations	133,285	35,818	185,972
Cash used in investing activities	(53,667)	(25,390)	(124,017)
Cash (used in) provided by financing activities	(66,305)	(24,438)	43,385

(1)
The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

*
The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies' available public filing and, therefore, we have not independently verified the accuracy of such information.

        Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 12.2%, or $59,715,000, of our total assets at December 31, 2009 and 16.0% of rental revenue and interest income from mortgage loans recognized as of December 31, 2009.

        Brookdale Communities, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 12.1%, or $59,382,000, of our total assets at December 31, 2009 and 14.8% of rental revenue and interest income from mortgage loans recognized as of December 31, 2009.

        Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds. This represents approximately 12.3%, or $60,397,000, of our total assets at December 31, 2009 and 15.4% of rental revenue and interest income from mortgage loans recognized as of December 31, 2009. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Non-cash investing and financing transactions:
Conversion of mortgage loans to owned properties	$—	$4,704	$—
Increase in short term notes / mortgage loans receivable related to the disposition of real estate properties	—	—	530
Conversion of preferred stock to common stock	22	3,085	788
Redemption of non-controlling interest	1,144	136	—
Restricted stock issued, net of cancellations	1	—	1
Capital improvement holdback from investments in notes / mortgage loans receivable	—	—	130

5. Impairment Charge

        No impairment charges were recorded during 2009, 2008 or 2007. We have evaluated all assets and believe there were no other-than-temporary impairments. However in past years, the long-term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

6. Real Estate Investments

        Mortgage Loans.    The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	Number of Beds/Units	Investment per Bed/Unit
Assisted Living Properties	$27,044	38.3%	10	16	714	$37.88
Skilled Nursing Properties	39,793	56.4%	29	36	4,110	$9.68
Schools	3,750	5.3%	1	1	N/A	N/A

Totals	$70,587	100.0%	40	53	4,824

(1)
We have investments in 14 states mortgaged to 23 different operators.

        At December 31, 2009, the mortgage loans had interest rates ranging from 7.6% to 14.0% and maturities ranging from 2011 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2009 and 2008, the carrying values of the mortgage loans were $69,883,000 and $77,541,000, respectively. Scheduled principal payments on mortgage loans are $4,045,000; $10,600,000; $5,110,000; $18,497,000; $9,247,000 and $22,384,000 in 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

        During the year ended December 31, 2009, we received $3,716,000 plus accrued interest related to the payoff of three mortgage loans secured by three skilled nursing properties. Additionally, we

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

invested $221,000 under one mortgage loan for capital improvements. We received $4,127,000 in regularly scheduled principal payments.

        During the year ended December 31, 2008, we invested $9,085,000, net of closing fees, in three mortgage loans secured by one skilled nursing and seven assisted living properties. We also invested $550,000 under three mortgage loans for capital improvements at an average rate of 11.07%.

        Additionally, during the year ended December 31, 2008, we received $14,248,000 plus accrued interest related to the payoff of nine mortgage loans secured by nine skilled nursing properties and received $4,742,000 in regularly scheduled principal payments.

        During the year ended December 31, 2007, we invested $6,039,000, net of closing fees and capital improvement holdbacks in two mortgage loans with the same borrower on two skilled nursing properties located in Texas. We also received a $530,000 mortgage loan secured by a skilled nursing property located in Tennessee in connection with the sale of 59-bed skilled nursing property. See Owned Properties below for further detail on the sale. This loan was paid off in July 2008. During the year ended December 31, 2007 we also received $28,509,000 related to the payoff of 11 mortgage loans secured by 14 skilled nursing properties. We also received $4,495,000 in regularly scheduled principal payments.

        Owned Properties.    The following table summarizes our investments in owned properties at December 31, 2009 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	Number of Beds/Units	Investment per Bed/Unit
Assisted Living Properties	$268,377	51.7%	88	4,076	$65.84
Skilled Nursing Properties	241,813	46.5%	62	7,209	$33.54
Schools	9,270	1.8%	1	N/A	N/A

Totals	$519,460	100.0%	151	11,285

(1)
We have investments in 23 states leased to 24 different operators.

        Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

  (i)
  a specified annual increase over the prior year's rent, generally between 2.0% and 3.0%;

  (ii)
  a calculation based on the Consumer Price Index;

  (iii)
  as a percentage of facility net patient revenues in excess of base amounts or

  (iv)
  specific dollar increases.

        Contingent rent income for the years ended December 31, 2009, 2008 and 2007 was not significant in relation to contractual base rent income.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the year ended December 31, 2009, we acquired three assisted living properties with a total of 192 units for $13,000,000 and incurred and expensed $181,000 in transaction costs. These properties are leased to a third party operator under a 12-year master lease with two five-year renewal options. We also invested $3,170,000 at an average yield of 10.6% under agreements to expand and renovate eight properties operated by six different operators and we invested $633,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment. See Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

        Subsequent to December 31, 2009, we purchased a 166-bed skilled nursing property in Texas for $7,850,000. This property is leased to a third party operator under a 10-year lease with two five-year renewal options. This operator previously operated the property under a lease with the seller. In addition, we paid $125,000 to this operator as a lease inducement which will be amortized as a yield adjustment over the life of the lease. Also, subsequent to December 31, 2009, we purchased a 120-bed skilled nursing property in Florida for a purchase price of $9,000,000. This property is leased to a third party operator under a 12-year lease with two 10-year renewal options.

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

        Depreciation expense on buildings and improvements, including properties owned under capital leases and properties classified as discontinued operations, was $14,705,000 $14,709,000 and $14,032,000 for the years ended December 31, 2009, 2008 and 2007.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent are: $58,642,000; $60,718,000; $61,690,000; $62,598,000; $62,770,000 and $281,746,000 for the years ending December 31, 2010, 2011, 2012, 2013, 2014, and thereafter.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	For the year ended December 31,
	2009	2008	2007
Rental income	$—	$—	$—
Interest and other income	—	—	—

Total revenues	—	—	—
Interest expense	—	—	—
Depreciation and amortization	—	—	47
Operating and other expenses	—	—	—

Total expenses	—	—	47

(Loss) Income from discontinued operations	$—	$—	$(47)

        Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm's audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

        Sunwest Management Inc.    On August 19, 2008 we disclosed in a voluntary Current Report on Form 8-K filed with the Securities and Exchange Commission that we had received letters from companies affiliated with Sunwest Management, Inc. (or Sunwest) explaining that Sunwest was experiencing certain negative cash shortfalls which they attributed to properties that had not yet matured in terms of occupancy. Our relationship with Sunwest was limited to only four properties: two mortgage loans secured by properties in Texas and a master lease covering two properties in California. We acted to preserve our investments with respect to Sunwest as described below.

        During the year ended December 31, 2008 we did not receive August or September payments on a $1,523,000 loan at an interest rate of 11.15% and matures on November 19, 2011. This loan is secured by a first mortgage on a 165-unit assisted living property in Mesquite, Texas then operated by Sunwest. In October 2008 we received from non-Sunwest equity investors in this property the payment of all past due interest, property tax impounds, attorney's fees and a $50,000 replacement reserve. On October 31, 2008, we completed an assignment and assumption of the loan to an entity formed by the non-Sunwest equity investors who are currently operating the property.

        During the year ended December 31, 2008 we did not receive August or September payments on a $4,704,000 loan at an interest rate of 11.15% and secured by a first mortgage on a 140-unit assisted living property in Fort Worth, Texas then operated by Sunwest. On October 7, 2008 we acquired the property through foreclosure for $4,717,000, the amount of the debt outstanding and capitalized fees associated with the foreclosure. The property is being operated by a third party operator under a 10-year lease with two five-year renewal options.

        During the year ended December 31, 2008 we did not receive the August through November payments on a master lease with Sunwest covering a 109-unit assisted living property in Vacaville, California and a 113-unit assisted living property in Bakersfield, California. The total monthly lease payment under the master lease agreement was approximately $208,000 per month. Accordingly we wrote-off $124,000 of straight-line rent receivable in 2008 related to this lease. Our total gross

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment in the properties under the master lease is approximately $26,156,000 or 4.5% of our gross investments in real estate as of December 31, 2008. As of December 31, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16,054,000 secured by the master lease properties. Specifically, the outstanding principal balance on the Bakersfield property was $8,202,000 at a rate of 8.43% which was paid off in July 2009, and the outstanding principal balance on the Vacaville property was $7,852,000 at a rate of 8.69% and is due August 1, 2010. On December 1, 2008, we leased these properties to a third party operator under a 10-year lease with two five-year renewal options.

7. Notes Receivable

        During 2009, we received $671,000 in principal payments and funded $375,000 under various loans and line of credit agreements with certain operators. At December 31, 2009, we had seven such loans outstanding with a carrying value of $2,689,000 at a weighted average interest rate of 11.52%.

8. Marketable Securities

        At December 31, 2009 and 2008, we had a $6,500,000 investment in Skilled Healthcare Group, Inc.'s (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG.

        During 2007, SHG redeemed $3,500,000 face value of our original investment of $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest. As a result of this early redemption we recognized additional interest income of $385,000 in 2007.

9. Debt Obligations

        Bank Borrowings.    During 2008, we amended and extended our Unsecured Credit Agreement at an initial commitment amount of $80,000,000. The Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120,000,000. The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011. The pricing under the amended Unsecured Revolving Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate. Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

  (i)
  a ratio, of total indebtedness to total asset value, not greater than .5 to 1.0,

  (ii)
  a ratio not greater than .35 to 1.0 of secured debt to total asset value

  (iii)
  a ratio not less than 2.5 to 1.0 of EBITDA to interest expense, and

  (iv)
  a ratio of not less than 1.50 to 1.0 of EBITDA to fixed charges.

        At December 31, 2009, we had $13,500,000 outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement with $66,500,000 available for borrowing. Also, at December 31, 2009 we were in compliance with all covenants. Subsequent to December 31, 2009, we borrowed $17,000,000 under our Unsecured Credit Agreement for the acquisition of two skilled nursing properties with a total of 286 beds. See Note 6. Real Estate Investments for further discussion on these acquisitions. After this borrowing, we had $30,500,000 outstanding under the Unsecured Credit Agreement with $49,500,000 available for borrowing.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Mortgage Loans Payable.    During 2009, we paid off three mortgage loans totaling $23,935,000 secured by 11 assisted living properties located in various states. The retired debts bore a weighted average interest rate of 8.68%. We also paid $443,000 in regularly scheduled principal payments. At December 31, 2009 we have one mortgage loan outstanding with a carrying value of $7,685,000 at a fixed interest rate of 8.69%.

        During 2008, we paid off a mortgage loan in the amount of $14,188,000 secured by four assisted living properties located in Ohio. Also during 2008, we paid $914,000 in regularly scheduled principal payments.

        As of December 31, 2009 and 2008 the aggregate carrying value of real estate properties securing our mortgage loans payable was $10,456,000 and $38,702,000, respectively.

        Bonds Payable.    At December 31, 2009 and 2008 we had outstanding principal of $4,225,000 and $4,690,000, respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2009, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.20%. During 2009 and 2008 we paid $465,000 and $440,000, respectively, in regularly scheduled principal payments. As of December 31, 2009 and 2008, the aggregate carrying value of real estate properties securing our bonds payable was $7,443,000 and $7,707,000, respectively.

        Scheduled Principal Payments.    Total scheduled principal payments for our mortgage loans payable, and bonds payable as of December 31, 2009 were $8,180,000; $530,000; $565,000; $600,000; $635,000 and $1,400,000 in 2010, 2011, 2012, 2013, 2014 and thereafter.

10. Equity

        Preferred Stock.    Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,				Carrying Value at December 31,
			Liquidation Value Per share	Dividend Rate
Issuance	2009	2008			2009	2008
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative Convertible Preferred Stock	37,816	38,716	$25.00	8.5%	$23.84	$23.84
Series F Cumulative Preferred Stock	5,894,216	6,003,700	$25.00	8.0%	$23.99	$23.99

Total Cumulative Preferred Stock	7,932,032	8,042,416

        Our Series C Cumulative Convertible Preferred Stock (or Series C Preferred Stock) is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2009 and 2008.

        Our Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) is convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock, subject to adjustment under certain circumstances. Series E Preferred Stock may be redeemed by us, at our option, in whole or from time to time in part, for $25.00 per Series E Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption. Dividends are payable quarterly.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2009, holders of 900 shares of Series E Preferred Stock notified us of their election to convert such shares into 1,800 shares of common stock. During 2008, holders of 123,419 shares of Series E Preferred Stock notified us of their election to convert such shares into 246,838 shares of common stock. During 2007, holders of 31,509 shares of Series E Preferred Stock notified us of their election to convert such shares into 63,018 shares of common stock. Total shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock were 75,632 at December 31, 2009.

        Our Series F Cumulative Stock (or Series F Preferred Stock) may be redeemed by us, at our option, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption. The dividend rate is 8.0% and the liquidation value is $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. During 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our Series F Preferred Stock at an average cost of $18.27 per share, including commissions. During 2008, we invested $14,276,000 to repurchase a total of 636,300 shares of our Series F Preferred Stock at an average cost of $22.44 per share, including commissions. In accordance with the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs has been added to net income in calculating net income allocable to common stockholders.

        While outstanding, the liquidation preferences of the preferred stocks are pari passu. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

        Common Stock.    In June 2007 our Board of Directors terminated the prior existing share repurchase program and authorized a new share repurchase program enabling us to repurchase up to 5,000,000 shares of our common stock. In January 2008 the Board of Directors amended the share repurchase program to include authorization to repurchase our outstanding preferred securities. This authorization does not expire until 5,000,000 shares of our equity securities, including common and preferred securities, have been repurchased or the Board of Directors terminates its authorization. During 2009 we repurchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commissions. During 2008 we did not repurchase shares of our common stock. During 2007 we repurchased and retired 893,079 shares of common stock for an aggregate purchase price of $18,768,000 or $21.01 per share, including commissions. The shares were purchased on the open market under the new Board authorization discussed above. After this common stock repurchase and the Preferred stock repurchase, as mentioned above, we continue to have an open Board authorization to purchase an additional 3,360,237 shares.

        On August 5, 2009 we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75,000,000 in aggregate offering price of our common shares. During 2009 we sold 30,000 shares of common stock at a weighted average price, including commissions, of $25.54 per share, resulting in net proceeds of $766,000 after $18,000 of commission. Included in the sale, during the fourth quarter ended December 31, 2009, we sold 10,000 shares of common stock at a weighted average price, including commissions, of $27.55 per share, resulting in net proceeds of $275,000 after $6,000 of commissions. At December 31, 2009 we had $74,216,000 available under this agreement.

        Non-controlling Interests.    At December 31, 2009 we had one limited partnership and reserved 112,588 shares of our common stock under this partnership agreement. Since we exercise control, we

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidate the limited partnership and we carry the non-controlling interests at cost. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. If we issued shares of our common stock upon limited partners' election to exercise their conversion rights, the carrying amount of the limited partners' interest would be reclassified to stockholders' equity. At December 31, 2009 the carrying value and the market value of the partnership conversion rights were $1,981,000 and $3,079,000, respectively.

        During 2009 one of our limited partners exercised its conversion rights and exchanged all of its interest in the limited partnership. Upon receipt of the redemption notification of 67,294 limited partnership units, we elected to convert its partnership units into 67,294 shares of our common stock. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Accordingly, the $1,144,000 carrying amount of the limited partner's interest in the partnership was reclassified to stockholders' equity.

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

        Available Shelf Registrations.    During 2007, we filed a Form S-3 "shelf" registration statement which became effective August 7, 2007, and provides us with the capacity to offer up to $300,000,000 in our debt and/or equity securities. On August 5, 2009, we entered into an equity distribution agreement with KeyBanc under which we may issue and sell, from time to time, up to $75,000,000 in aggregate offering price of our common shares through KeyBanc, as mentioned above. Sales, if any, of common shares will be made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc. At December 31, 2009, we had $74,216,000 availability under our equity distribution agreement with KeyBanc.

        We currently have $225,000,000 of availability under our effective shelf registration. We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Dividend Distributions.    We declared and paid the following cash dividends on our common and preferred stock (in thousands):

	Year Ended December 31, 2009		Year ended December 31, 2008
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$3,272	$3,272	$3,272	$3,272
Series E	81	81	110	176
Series F	11,788	11,843	12,008	12,326

Total Preferred	15,141	15,196	15,390	15,774
Common Stock(1)	36,177	36,177	36,012	36,012

Total(2)	$51,318	$51,373	$51,402	$51,786

(1)
Represents $0.13 per share per month for the year ended December 31, 2009 and 2008.

(2)
The difference between declared and paid is the change in distributions payable on the consolidated balance sheet.

        Subsequent to December 31, 2009, we declared a monthly cash dividend of $0.13 per share on our common stock for the months of January, February and March 2010, payable on January 29, February 26 and March 31, 2010, respectively, to stockholders of record on January 21, February 18 and March 23, 2010, respectively.

        Other Equity.    At December 31, 2009 and 2008, Other Equity consisted of $390,000 and $735,000, respectively, of accumulated other comprehensive income.

        Accumulated Other Comprehensive Income.    During the years we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, we retained the non-investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool.

        Stock Based Compensation Plans.    During 2008 we adopted and our shareholders approved the 2008 Equity Participation Plan which replaces the 2004 Restricted Stock Plan, the 2004 Stock Option Plan and the 1998 Equity Participation Plan. Under the 2008 Equity Participation Plan, 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards granted under the 2008 Equity Participation Plan are set by our compensation committee at its discretion. During 2009 we granted 15,000 stock options and 3,000 shares of restricted stock at $24.65 per share under this plan. Also, we granted 3,000 shares of restricted stock at $18.34 per share and 36,988 shares of restricted stock at $17.06 per share under this plan. These shares vest ratably over a three-year period. During 2008 neither stock options nor restricted stock were granted under this plan.

        During 2004 we adopted and our stockholders approved the 2004 Stock Option Plan under which 500,000 shares of common stock were reserved for incentive and nonqualified stock option grants to officers, employees, non-employee directors and consultants. During 2008 this plan was terminated and replaced by the 2008 Equity Participation Plan, as mentioned above. During 2009 and 2008 no stock options were granted under the 2004 Stock Option Plan. During 2007 we granted 174,500 stock options at $23.79 per share and 30,000 stock options at $23.47 per share under this plan. All stock options outstanding that were granted under the 2004 Stock Option Plan vest over three years from the original date of grant. Unexercised stock options expire seven years after the date of vesting.

        During 2004 we adopted and our stockholders approved the 2004 Restricted Stock Plan under which 100,000 shares of common stock were reserved for restricted stock grants to officers, employees, non-employee directors and consultants. During 2008 this plan was terminated and replaced by the 2008 Equity Participation Plan, as mentioned above. During 2009 and 2008 we did not issue any shares of restricted stock under the 2004 Restricted Stock Plan. During 2007 we issued 8,234 shares of restricted stock at $23.47 per share under this plan. These shares vest ratably over a three-year period.

        Our stockholders approved the 1998 Equity Participation Plan under which 500,000 shares of common stock were reserved. The plan provided for the issuance of incentive and nonqualified stock options, restricted stock and other stock based awards to officers, employees, non-employee directors and consultants. During 2008 this plan was terminated and replaced by the 2008 Equity Participation Plan, as mentioned above. During 2009 and 2008 neither stock options nor restricted stocks were granted under the 1998 Equity Participation plan. During 2007 we issued 40,000 shares of restricted stock at $25.98 per share, 46,500 shares of restricted stock at $23.79 per share and 3,766 shares of restricted stock at $23.47 per share under this plan. These shares vest ratably over a three-year period. All stock options and restricted stock outstanding that were granted under the 1998 Equity Participation Plan vest over three to five years from the original date of grant. Unexercised stock options expire seven years after the date of vesting.

        Restricted Stock.    Restricted stock activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Outstanding, January 1	88,450	137,354	130,522
Granted	42,988	—	98,500
Vested	(46,572)	(48,904)	(91,668)
Canceled	—	—	—

Outstanding, December 31	84,866	88,450	137,354

Compensation Expense for the year(1)	$1,242,000	$1,088,000	$2,132,000

(1)
At December 31, 2009, the total compensation cost related to unvested restricted stock granted is $844,000, which will be recognized over the remaining vesting period.

        Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2007 we extended the vesting of 27,120 shares of unvested restricted stock to align the vesting dates with the 40,000 shares of restricted stock granted under the 1998 Equity Participation Plan, as previously discussed. The impact on compensation expense related to this vesting modification was immaterial. Additionally, during 2007 we modified the vesting of 54,960 shares of unvested restricted stock by accelerating the vesting so that the 54,960 shares vested ratably from March through December 2007. Prior to this modification the shares were vesting in two tranches ratably over two and three years, respectively. The accelerated compensation expense we recognized related to this vesting acceleration was $551,000 in 2007.

        Stock Options.    Nonqualified stock option activity for the years ended December 31, 2009, 2008 and 2007, was as follows:

	Shares			Weighted Average Price
	2009	2008	2007	2009	2008	2007
Outstanding, January 1	217,000	234,500	64,000	$22.62	$22.71	$10.33
Granted	15,000	—	204,500	$24.65	$—	$23.74
Exercised	(35,000)	(17,500)	(34,000)	$22.00	$23.79	$5.64
Canceled	—	—	—	$—	$—	$—

Outstanding, December 31	197,000	217,000	234,500	$22.88	$22.62	$22.71

Exercisable, December 31(1)	113,830	80,663	25,000	$27.94	$25.88	$14.85

(1)
The aggregate intrinsic value of exercisable options at December 31, 2009, based upon the closing price of our common shares at December 31, 2009, amounted to approximately $821,000. Options exercisable at December 31, 2009 have a weighted average remaining contractual life of approximately 5.5 years.

        During 2009 a total of 35,000 options were exercised at a total option value of $770,000 and a total market value as of the exercise dates of $924,000. During 2008 a total of 17,500 options were exercised at a total option value of $416,000 and a total market value as of the exercise dates of $519,000.

        We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected.

        The estimates for the fair value of options granted during 2009, 2008, and 2007 were as follows:

	Options Granted	Weighted Average Expected Life (in years)	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Expected Dividend Yield	Weighted Average Fair Value
2009	15,000	3	0.323	1.73%	6.33%	$3.39
2008	—	—	—	—	—	$—
2007	174,500	3	0.187	4.66%	6.31%	$2.04
	30,000	3	0.195	5.03%	6.39%	$2.18

        The weighted average exercise price of the options was $22.88, $22.62 and $22.71 and the weighted average remaining contractual life was 0.6, 1.3 and 2.5 years as of December 31, 2009, 2008 and 2007,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. At December 31, 2009, the total compensation cost related to unvested stock options granted was $102,000, which will be recognized over the remaining vesting period.

11. Commitments and Contingencies

        The following table summarizes our capital improvement commitments as of December 31, 2009 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment at 12/31/09		Open Commitment at 12/31/09		Estimated Yield		Property Type	Properties	Major Operator
$1,100		3/17/2010	$549	(8a)	$551		10.50	%(1)	SNF	1	N/A
650		3/31/2010	598		52		13.00	%(1)	SNF	1	N/A
726		3/31/2010	609		117		11.00	%(2)	SNF	1	Preferred Care
2,000		3/31/2010	—		2,000		11.00	%(1)	SNF	1	Preferred Care
875		10/7/2010	580	(8b)	295			(6)	ALF	1	N/A
500		10/22/2010	460	(8c)	40		10.00	%(2)	ALF	1	N/A
2,500		6/16/2010	1,528		972		10.00	%(1)	SNF	1	N/A
1,600		12/1/2010	7		1,593			(5)	ALF	2	N/A
4,000		12/31/2010	123		3,877		11.00	%(1)	SNF	1	Preferred Care
2,000		1/18/2011	—		2,000			(1)(4)	SNF	1	N/A
1,500		5/18/2011	—		1,500			(1)(9)	ALF	3	N/A
5,000	(7)	12/31/2014	—		5,000	(7)		(3)	ALF	37	ALC

$22,451			$4,454		$17,997

(1)
Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)
Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.

(3)
9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

(4)
The higher of one-year LIBOR plus 5.3% or 10%.

(5)
The commitment is allocated in two tranches of $750,000 and $850,000. The yield for the $750,000 tranche is included in the initial lease rate; the yield for the $850,000 tranche is 8.5% with minimum rent increases as per footnote (2).

(6)
The yield is included in the initial lease rate.

(7)
Maximum of $5,000,000 per year for the life of the lease.

(8)
Subsequent to December 31, 2009, we committed to provide a lessee with $175,000 to invest in capital improvements to a skilled nursing property in Texas. The yield for this commitment is included in the lease rate and matures in January 2011. Also, subsequent to December 31, 2009, we invested an additional $392,000 in the following commitments: a) $316,000, b) $38,000, and c) $36,000.

(9)
The current lease rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes our loan commitments as of December 31, 2009 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 12/31/09	Open Commitment at 12/31/09	Estimated Yield	Property Type	Properties	Major Operator
$400	3/31/2010	$327	$73	(1)	SNF	1	N/A
50	3/31/2010	20	30	10.00%	SNF	1	N/A
450	6/30/2010	250	200	10.00%	SNF	4	N/A

$900		$597	$303

(1)
The principal balance of the loan will increase on the date any funds are disbursed by an amount equal to such funding and shall bear interest at the then current interest rate of the existing loan. The monthly loan payment will increase at each increase to the principal balance. The interest rate at December 31, 2009 is 10.7%.

12. Transactions with Related Party

        We have entered into transactions with Skilled Healthcare Group, Inc. (or SHG). One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinate Notes with a face rate of 11.0% and an effective yield of 11.1%. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes. In May 2007, SHG redeemed $3,500,000 face value of the $10,000,000 face value Senior Subordinated Notes at a redemption price equal to 111% of the principal amount of the notes, plus accrued and unpaid interest. As a result of this early redemption we received $3,885,000 in proceeds including additional interest income of $385,000 in 2007. At December 31, 2009 and 2008, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes. During 2009, 2008 and 2007, we recognized $720,000, $728,000 and $1,327,000, respectively, of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

        In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties Laurel leased from us under a 15-year master lease agreement dated in February 2006. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to subsidiaries of SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to SHG. During 2009, 2008, and 2007, subsidiaries of SHG paid us $4,058,000, $3,917,000 and $1,267,000 in rent, respectively. During 2009, 2008 and 2007, we recorded $443,000, $535,000 and $206,000, respectively, of straight-line rental income from subsidiaries of SHG. At December 31, 2009 and 2008, the straight-line rent receivable from subsidiaries of SHG was $2,480,000 and $2,037,000, respectively.

        Also during 2007 we committed to provide subsidiaries of SHG with $800,000 to invest in capital improvements on five skilled nursing properties they lease from us. The commitment included interest compounded at 10% on each advance made from the disbursement date until the final distribution of the commitment. Upon final distribution of the capital allowance, minimum rent increased by the total commitment multiplied by 10%. During 2008 and 2007 we funded $674,000 and $46,000, respectively,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under this commitment. The capital improvements on this commitment were completed in 2008 and the commitment expired.

13. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2009, 2008, and 2007 were cash distributions.

        The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2009	2008	2007
Ordinary income	$1.549	$1.557	$1.489
Non-taxable distribution	—	—	—
Section 1250 capital gain	—	—	—
Long term capital gain	0.011	0.003	0.011

Total	$1.560	$1.560	$1.500

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income Per Common Share

        Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2009	2008	2007
Income from continuing operations	$44,360	$43,192	$48,039
Less income allocated to non-controlling interests	(296)	(307)	(343)
Less income allocated to participating securities Non-forfeitable dividends on participating securities	(139)	(159)	(219)

Total income allocated to participating securities	(139)	(159)	(219)
Less income allocated to preferred stockholders:
Preferred stock dividends	(15,141)	(15,390)	(16,923)
Allocation of income from preferred stock buyback	626	989	—

Total income allocated to preferred stockholders	(14,515)	(14,401)	(16,923)

Income from continuing operations allocable to common stockholders	29,410	28,325	30,554
Discontinued operations	—	92	59

Total net income allocable to common stockholders	29,410	28,417	30,613
Effect of dilutive securities:
Convertible preferred securities	80	110	371

Total effect of dilutive securities	80	110	371

Net income for diluted net income per share	$29,490	$28,527	$30,984

Shares for basic net income per share	23,099	22,974	23,215
Effect of dilutive securities:
Stock options	8	12	18
Convertible preferred securities	75	104	349

	83	116	367

Shares for diluted net income per share	23,182	23,090	23,582

Basic net income per common share	$1.27	$1.24	$1.32

Diluted net income per common share(1)	$1.27	$1.24	$1.31

(1)
For each year, the Series C Cumulative Convertible Preferred Stock, the participating securities and the convertible non-controlling interests have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information (Unaudited)

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2009
Revenues	$17,716	$17,385	$17,328	$17,465
Net income (loss) from discontinued operations	—	—	—	—
Net income available to common stockholders	7,966	6,843	7,431	7,170
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.35	$0.30	$0.32	$0.31
Diluted	$0.35	$0.30	$0.32	$0.31
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per common share available to common stockholders:
Basic	$0.35	$0.30	$0.32	$0.31
Diluted	$0.35	$0.30	$0.32	$0.31
Dividends per share declared	$0.39	$0.39	$0.39	$0.39
Dividend per share paid	$0.39	$0.39	$0.39	$0.39
2008
Revenues(1)	$17,847	$17,851	$16,999	$16,660
Net income from discontinued operations	92	—	—	—
Net income available to common stockholders	8,240	7,491	6,748	5,938
Net income per common share from continuing operations net of preferred dividends:
Basic	$0.36	$0.33	$0.29	$0.26
Diluted	$0.36	$0.33	$0.29	$0.26
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per common share available to common stockholders:
Basic	$0.36	$0.33	$0.29	$0.26
Diluted	$0.36	$0.33	$0.29	$0.26
Dividends per share declared	$0.39	$0.39	$0.39	$0.39
Dividend per share paid	$0.39	$0.39	$0.39	$0.39

(1)
Revenues related to properties sold in 2008 have been reclassified to discontinued operations for all periods presented as required by the FASB accounting guidance.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements

        We did not adopt the elective fair market value option, which permitted us to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings in our consolidated financial statement.

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

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2009 and 2008 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2009			At December 31, 2008
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$69,883	$80,200	(1)	$77,541	$88,891	(1)
Marketable debt securities	6,473	6,874	(2)	6,468	6,110	(2)
Mortgage loans payable	7,685	7,806	(3)	32,063	32,914	(3)
Bonds payable	4,225	4,225	(4)	4,690	4,690	(4)
Bank borrowings	13,500	13,500	(5)	—	—	(5)

(1)
Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of our mortgage loans receivable as of December 31, 2009 and 2008 was 7.5%.

(2)
Our investment in marketable debt securities is classified as Level 2 and thus the fair value is measured using quoted market rates from an independent third party source. The pricing of our marketable debt securities at December 31, 2009 and 2008 was 105.75% and 94.00%, respectively.

(3)
Our obligation under our mortgage loans payable is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management's estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2009 and 2008, the discount rate used to value our future cash outflow of our mortgage loans payable was 6.25%.

(4)
Our bonds payable are at a variable interest rate. The estimated fair value of our bonds payable approximated their carrying values at December 31, 2009 and 2008 based upon prevailing market interest rates for similar debt arrangements.

(5)
Our bank borrowings are at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2009. Subsequent to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  December 31, 2009 we borrowed $17,000,000 under our Unsecured Credit Agreement for the acquisition of two skilled nursing properties with a total of 286 beds, as previously discussed in Note 6. Real Estate Investments. After this borrowing, we had $30,500,000 outstanding under the Unsecured Credit Agreement with $49,500,000 available for borrowing. At December 31, 2008, we had no outstanding borrowings under our Unsecured Revolving Credit Agreement and the full amount was available for borrowing

17. Subsequent Events

        We evaluated subsequent events through February 24, 2010 when our consolidated financial statements were issued. During this time, we had the following events:

  •
  We declared a monthly cash dividend of $0.13 per common share per month for the months of January, February and March 2010, payable on January 29, February 26 and March 31, 2010, respectively, to stockholders of record on January 21, February 18 and March 23, 2010, respectively.

  •
  We purchased a 166-bed skilled nursing property in Texas for $7,850,000. This property is leased to a third party operator under a 10-year lease with two five-year renewal options. This operator previously operated the property under a lease with the seller. In addition, we paid $125,000 to this operator as a lease inducement which will be amortized as a yield adjustment over the life of the lease. Also, we committed to provide the lessee with $175,000 to invest in capital improvements to this property. The yield for this commitment is included in the lease rate and matures in January 2011.

  •
  We purchased a 120-bed skilled nursing property in Florida for a purchase price of $9,000,000. This property is leased to a third party operator under a 12-year lease with two 10-year renewal options.

  •
  We borrowed $17,000,000 under our Unsecured Credit Agreement for the acquisition of two skilled nursing properties with a total of 286 beds, as previously discussed. After this borrowing, we had $30,500,000 outstanding under the Unsecured Credit Agreement with $49,500,000 available for borrowing.

  •
  We invested an additional $392,000 in various capital improvement commitments as follows:

Commitment	Expiration Date	Funded Subsequent to 12/31/09	Open Commitment Subsequent to 12/31/09	Estimated Yield		Property Type	Properties	Major Operator
$1,100	3/17/2010	$316	$235	10.50%	(1)	SNF	1	N/A
875	10/7/2010	38	257		(2)	ALF	1	N/A
500	10/22/2010	38	2	10.00%	(3)	ALF	1	N/A

(1)
Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)
The yield is included in the initial lease rate.

(3)
Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Account Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of period
Year ended December 31, 2007
Allowance for doubtful accounts and other receivables	$1,280	$(390)	$—	$—	$890
Straight-line rent receivable allowance	—	—	—	—	—

	$1,280	$(390)	$—	$—	$890

Year ended December 31, 2008
Allowance for doubtful accounts and other receivables	$890	$(55)	$—	$(75)	$760
Straight-line rent receivable allowance	—	140	—	—	140

	$890	$85	$—	$(75)	$900

Year ended December 31, 2009
Allowance for doubtful accounts and other receivables	$760	$(56)	$—	$—	$704
Straight-line rent receivable allowance	140	831	—	(340)	631

	$900	$775	$—	$(340)	$1,335

(1)
Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

					Gross Amount at which Carried at December 31, 2009
		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.	Construction/ Renovation Date	Acquisition Date
Skilled Nursing Properties:
Alamogordo, NM	$—	$210	$2,590	$3	$210	$2,593	$2,803	$560	1985	Dec-01
Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	662	1967/2008	Sep-05
Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	1,435	1982	Sep-05
Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	1,220	1970	Sep-05
Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,232	1973	Jan-96
Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	276	1973/2008	Dec-04
Atlanta, GA	—	175	1,282	3	175	1,285	1,460	525	1968	Sep-99
Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,260	1967/1974	Jan-96
Beaumont, TX	—	370	1,141	93	370	1,234	1,604	220	1950	Dec-05
Beeville, TX	—	186	1,197	70	186	1,267	1,453	184	1974	Dec-04
Benbrook, TX	—	503	2,121	102	503	2,223	2,726	436	1976	Jan-05
Bradenton, FL	—	330	2,720	160	330	2,880	3,210	1,385	1989/2002	Sep-93
Brownsville, TX	—	302	1,856	631	302	2,487	2,789	391	1968/2009	Apr-04
Canyon, TX(3)	—	196	506	211	196	717	913	356	1985/86	Jun-00
Carroll, IA	—	47	1,033	213	47	1,246	1,293	555	1969	Jan-96
Chesapeake, VA	—	388	3,469	982	388	4,451	4,839	1,886	1977/2002/2007	Oct-95
Clovis, NM	—	561	5,539	307	561	5,846	6,407	1,313	1970/2006	Dec-01
Clovis, NM	—	598	5,902	59	598	5,961	6,559	1,371	1969/95	Dec-01
Commerce City, CO	—	236	3,217	167	236	3,384	3,620	709	1964	Jun-04
Commerce City, CO	—	161	2,160	95	161	2,255	2,416	462	1967	Jun-04
Del Norte, CO	—	103	930	326	103	1,256	1,359	185	1955/2006	Jun-05
Des Moines, IA(3)	—	115	2,096	1,433	115	3,529	3,644	1,335	1972	Sep-99
Dresden, TN	—	31	1,529	123	31	1,652	1,683	507	1966/2002	Nov-00
Gardendale, AL	—	84	6,316	1,569	84	7,885	7,969	2,603	1976/1984/2009	May-96
Gardner, KS	—	896	4,478	877	896	5,355	6,251	1,793	1961/1974	Dec-99
Granger, IA	—	62	1,356	221	62	1,577	1,639	664	1979	Jan-96
Grapevine, TX	—	431	1,449	188	431	1,637	2,068	580	1974	Jan-02
Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,031	1969	Sep-99
Holyoke, CO	—	211	1,513	283	211	1,796	2,007	775	1963	Nov-00
Houston, TX	—	202	4,458	1,426	202	5,884	6,086	2,468	1961/2007	Jun-96
Houston, TX	—	365	3,769	1,598	365	5,367	5,732	2,268	1964/1968	Jun-96
Houston, TX	—	202	4,458	1,359	202	5,817	6,019	2,392	1967/2008	Jun-96
Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	587	1986-1987	Mar-02
Jefferson, IA	—	86	1,883	296	86	2,179	2,265	907	1968/1972	Jan-96
Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	2,372	1988/2006	Sep-93
Marion, OH	—	119	1,156	1,142	119	2,298	2,417	360	1950/06/07	May-05
Marion, OH	—	48	2,466	—	48	2,466	2,514	325	1997	May-06
Marion, OH	—	210	804	—	210	804	1,014	513	1959	Jan-08
Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	3,430	1975/1996	Jun-96
Mesa, AZ	—	1,095	2,330	—	1,095	2,330	3,425	300	1979	Aug-06
Midland, TX	—	33	2,285	26	33	2,311	2,344	1,010	1973	Feb-96
Montgomery, AL	—	242	5,327	115	242	5,442	5,684	2,296	1967/1974	Jan-96
Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	754	1973	Oct-97
Norwalk, IA	—	47	1,033	239	47	1,272	1,319	534	1975	Jan-96
Olathe, KS	—	520	1,872	313	520	2,185	2,705	770	1968	Sep-99
Orrville, OH	—	107	1,946	108	107	2,054	2,161	296	1956	Jun-06
Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	897	1982	Apr-04
Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	3,270	1985	Aug-00
Polk City, IA	—	63	1,376	153	63	1,529	1,592	660	1976	Jan-96
Portland, OR	—	100	1,925	2,652	100	4,577	4,677	1,272	1956/1974/06/07	Jun-97
Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	660	1976	Dec-01
Richmond, VA	—	356	3,180	3,350	356	6,530	6,886	2,341	1970/75/80/02/06/07	Oct-95
Ripley, TN	—	20	985	387	20	1,372	1,392	408	1951/2002/07	Nov-00
Roswell, NM	—	568	5,232	3	568	5,235	5,803	1,131	1975	Dec-01
Rusk, TX	—	34	2,399	448	34	2,847	2,881	1,441	1969	Mar-94
Sacramento, CA	—	220	2,929	—	220	2,929	3,149	1,234	1968	Feb-97
Salina, KS(3)	—	100	1,153	628	100	1,781	1,881	761	1985	May-97
Tacoma, WA	—	723	6,401	550	723	6,951	7,674	804	1993	Aug-06

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

						Gross Amount at which Carried at December 31, 2009
			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.	Construction/ Renovation Date	Acquisition Date
Tappahannock, VA(3)	—		375	1,327	397	375	1,724	2,099	1,124	1977/1978/2009	Oct-95
Tucson, AZ	—		276	8,924	112	276	9,036	9,312	3,012	1985/92	Aug-00
Tyler, TX	—		300	3,071	22	300	3,093	3,393	566	1974	Mar-04
Wooster, OH	—		118	1,711	2,223	118	3,934	4,052	462	1952/62/71/07/08	Jun-06

Skilled Nursing Properties	—		21,744	186,645	33,424	21,744	220,069	241,813	67,536

Assisted Living Properties:
Ada, OK	—		100	1,650	—	100	1,650	1,750	564	1996	Dec-96
Arlington, OH	—		629	6,973	—	629	6,973	7,602	1,497	1993	Dec-01
Arvada, CO	—		100	2,810	276	100	3,086	3,186	977	1997	Aug-97
Athens, TX	—		96	1,510	1	96	1,511	1,607	551	1995	Jan-96
Bakersfield, CA			834	11,986	24	834	12,010	12,844	2,914	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	845	1996	Nov-96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	694	1997	Oct-97
Bexley, OH	—		306	4,196	—	306	4,196	4,502	902	1992	Dec-01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	799	1997	Aug-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	707	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	707	1997	Sep-97
Camas, WA	—	(1)	100	2,175	—	100	2,175	2,275	766	1996	May-96
Central, SC	—		100	2,321	—	100	2,321	2,421	594	1998	Mar-99
Cordele, GA	—		153	1,455	132	153	1,587	1,740	532	1987/88/2002	Jul-00
Denison, IA	—		100	2,713	—	100	2,713	2,813	809	1998	Jun-98
Dodge City, KS	—		84	1,666	4	84	1,670	1,754	634	1995	Dec-95
Durant, OK	—		100	1,769	—	100	1,769	1,869	588	1997	Apr-97
Edmond, OK	—		100	1,365	526	100	1,891	1,991	607	1996	Aug-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	759	1997	Dec-97
Erie, PA	—		850	7,477	—	850	7,477	8,327	2,316	1998	Oct-99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	830	1997	Sep-97
Fremont ,OH	—		100	2,435	—	100	2,435	2,535	784	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	824	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	916	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	833	1998	Mar-98
Ft. Wayne, IN			594	3,461		594	3,461	4,055	12	1996	Nov-09
Ft. Worth. TX	—		333	4,385	578	333	4,963	5,296	259	1985/2009	Oct-08
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	508	1988	May-96
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	566	1998	Mar-99
Grandview, WA	—	(1)	100	1,940	—	100	1,940	2,040	698	1996	Mar-96
Great Bend, KS	—		80	1,570	21	80	1,591	1,671	647	1995	Dec-95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	824	1997	Aug-97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	664	1998	Mar-99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	570	1995	Jan-96
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	721	1998	Mar-99
Hayden, ID	—		100	2,450	243	100	2,693	2,793	903	1996	Dec-96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	804	1997	Aug-97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	687	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	902	1996	Nov-96
Kennewick. WA	—	(1)	100	1,940	—	100	1,940	2,040	701	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	775	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	779	1997	Aug-97
Lakeland, FL	—		519	2,313	1,584	519	3,897	4,416	982	1968/74/96/02/06/07/09	Jul-00
Longmont, CO	—		100	2,640	—	100	2,640	2,740	793	1998	Jun-98
Longview, TX	—		38	1,568	1	38	1,569	1,607	578	1995	Oct-95
Loveland, CO	—		100	2,865	270	100	3,135	3,235	984	1997	Sep-97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	697	1996	Apr-96
Madison, IN	—		100	2,435	—	100	2,435	2,535	774	1997	Oct-97
Marshall, TX	—		38	1,568	451	38	2,019	2,057	741	1995	Oct-95
McPherson, KS	—		79	1,571	4	79	1,575	1,654	641	1994	Dec-95
Millville, NJ	—		100	2,825	—	100	2,825	2,925	905	1997	Aug-97
Monroeville, PA	—		526	5,334	—	526	5,334	5,860	10	1997	Nov-09

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

						Gross Amount at which Carried at December 31, 2009
			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total(1)	Accum. Deprec.	Construction/ Renovation Date	Acquisition Date
Nampa, ID	—		100	2,240	23	100	2,263	2,363	763	1997	Jan-97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	587	1998	Mar-99
Newark, OH	—		100	2,435	—	100	2,435	2,535	774	1997	Oct-97
Newport Richey, FL	—		100	5,845	664	100	6,509	6,609	2,208	1986/1995	Jan-98
Newport, OR	—		100	2,050	—	100	2,050	2,150	838	1996	Dec-96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	805	1998	Jun-98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	691	1997	Jun-97
Pittsburg, PA	—		470	2,615	—	470	2,615	3,085	9	1994	Nov-09
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	623	1998	Mar-99
Rocky River, OH	—		760	6,963	—	760	6,963	7,723	2,097	1998	Oct-99
Salina, KS	—		79	1,571	4	79	1,575	1,654	641	1994	Dec-95
San Antonio, TX	—		100	1,900	—	100	1,900	2,000	630	1997	May-97
San Antonio, TX	—		100	2,055	—	100	2,055	2,155	674	1997	Jun-97
Shelby, NC	—		100	2,805	2	100	2,807	2,907	842	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	796	1998	Jun-98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	734	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	618	1998	Mar-99
Tallahassee, FL	—		100	3,075	—	100	3,075	3,175	926	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	784	1997	Aug-97
Troy, OH	—		100	2,435	306	100	2,741	2,841	887	1997	May-97
Tulsa, OK	—		200	1,650	—	200	1,650	1,850	557	1997	Feb-97
Tulsa, OK	—		100	2,395	—	100	2,395	2,495	781	1997	Jun-97
Tyler, TX			100	1,800	—	100	1,800	1,900	613	1996	Dec-96
Vacaville, CA	7,685		1,662	11,634	22	1,662	11,656	13,318	2,863	1998/2002	Dec-01
Vancouver, WA	—	(1)	100	2,785	—	100	2,785	2,885	979	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	731	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	748	1997	Jul-97
Walla Walla, WA	4,225	(1)	100	1,940	—	100	1,940	2,040	694	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	542	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	720	1996	Aug-97
Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	774	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	629	1996	Dec-96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	876	1997	Sep-97
Worthington, OH	—		—	6,102	—	—	6,102	6,102	2,620	1993	Dec-01
Worthington, OH	—		—	3,402	—	—	3,402	3,402	1,507	1995	Dec-01
York, NE	—		100	2,318	—	100	2,318	2,418	748	1997	Aug-97

Assisted Living Properties	11,910		14,717	247,378	6,282	14,717	253,660	268,377	74,383

School
Trenton, NJ	—		100	6,000	3,170	100	9,170	9,270	3,261	1930/1998	Dec-98

School	—		100	6,000	3,170	100	9,170	9,270	3,261

	$11,910		$36,561	$440,023	$42,876	$36,561	$482,899	$519,460	$145,180

(1)
Single note backed by five facilities in Washington.

(2)
Depreciation for building are calculated using a 35 to 40 year life. Depreciation for building improvements are calculated using a 10 to 20 year life. Depreciation for furniture and fixtures is calculated based on a 7 to 10 year life.

(3)
An impairment charge totaling $4,190 was taken against four facilities based on our estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

        Activity for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Real Estate & Equipment	Accumulated Depreciation
Balance at December 31, 2006	$488,287	$102,091
Additions	5,696	14,032
Conversions of Mortgage Loans into owned properties	—	—
Impairment charges	—	—
Cost of real estate sold	(1,103)	(357)

Balance at December 31, 2007	492,880	115,766
Additions	5,347	14,655
Conversions of Mortgage Loans into owned properties	4,717	50
Step up in basis resulting from partnership conversions	136	4
Impairment charges	—	—
Cost of real estate sold	(463)	—

Balance at December 31, 2008	502,617	130,475
Additions	16,843	14,705
Conversions of Mortgage Loans into owned properties	—	—
Impairment charges	—	—
Cost of real estate sold	—	—

Balance at December 31, 2009	$519,460	$145,180

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

										Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Unaudited) Number of								Carrying Amount of Mortgages December 31, 2009
							Current Monthly Debt Service
					Final Maturity Date	Balloon Amount(2)		Face Amount of Mortgages
State	Facilities		Units/Beds(3)	Interest Rate(1)
TX	6		108	9.65%	2018	$5,095	$64	$6,800	$6,641	$—
FL	3		256	11.50%	2014	6,061	70	6,850	6,544	—
TX	1		230	10.05%	2017	2,972	39	4,000	3,851	—
CA	2		224	11.00%	2015	2,232	47	4,700	3,487	—
MN	1		—	7.60%	2019	3,751	24	3,751	3,751	—
NE	1		47	11.00%	2013	2,716	31	3,243	2,921	—
NE	1		44	11.00%	2013	2,537	29	3,036	2,728
FL	1		90	14.03%	2012	2,221	41	3,510	2,588	—
NE	1		44	11.22%	2013	2,005	23	2,700	2,173
MT	1		34	13.68%	2013	2,053	27	2,346	2,170
IA	1		44	11.00%	2013	1,998	22	2,400	2,144
TX	1		117	10.05%	2017	1,634	21	2,200	2,118	—
Various	33		3,586	10.00%-13.25%	2011-2019	14,370	539	51,983	28,767	—

	53	(4)	4,824			$49,645	$977	$97,519	$69,883	$—

(1)
Represents current stated interest rate. Generally, the loans have 25-year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)
Balloon payment is due upon maturity.

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

(4)
Includes 40 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
22	$ 500 - $ 2,000
9	$2,001 - $ 3,000
5	$3,001 - $ 4,000
1	$4,001 - $ 5,000
—	$5,001 - $ 6,000
2	$6,001 - $ 7,000
1	$7,001 - $10,000

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (Continued)

        Activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

Balance—December 31, 2006	$116,992
Investment in real estate mortgages	6,854
Recovery of loan losses	390
Mortgage premium	46
Loan prepayments/payoffs	(28,508)
Collections of principal	(4,496)

Balance—December 31, 2007	91,278
Investment in real estate mortgages	9,783
Recovery of loan losses	130
Mortgage premium	44
Loan prepayments/payoffs	(14,348)
Collections of principal	(4,642)
Conversion of loans into leases	(4,704)

Balance—December 31, 2008	77,541
Investment in real estate mortgages	280
Recovery of loan losses	56
Mortgage discount	(151)
Loan prepayments/payoffs	(3,716)
Collections of principal	(4,127)

Balance—December 31, 2009	$69,883

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the fourth fiscal quarter ended December 31, 2009. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter our disclosure controls and procedures were effective.

Internal Control over Financial Reporting.

        Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 84 and 85, respectively.

        There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        At a meeting of the Compensation Committee (or the Committee) of our Board of Directors held on February 18, 2010, the Committee approved the following discretionary bonuses for the following Named Executive Officers payable in cash and shares of our restricted stock:

		Discretionary Bonus Value
Name	Position	Cash	Restricted Shares Value	Total Discretionary Bonus Value
Wendy Simpson	CEO and President	$416,000	$2,644,000	$3,060,000
Pamela Shelley-Kessler	Senior Vice President, Chief Financial Officer and Corporate Secretary	90,000	107,600	197,600
Clint Malin	Vice President and Chief Investment Officer	90,000	95,000	185,000
T. Andrew Stokes	Vice President, Marketing and Strategic Planning	80,000	70,000	150,000

        The number of shares of restricted stock awarded to each Named Executive Officer will be determined on the grant date, March 1, 2010, and based upon the closing price of our common stock on the New York Stock Exchange on that date. These shares vest ratably over a three-year period from the grant date for Ms. Shelley-Kessler and Messrs. Malin and Stokes. The shares granted to Ms. Simpson will vest ratably over a five-year period with the first date of vesting being December 31, 2010.

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

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2009, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on our internal control over financial reporting appears on page 85.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited LTC Properties, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTC Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009 of LTC Properties Inc. and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California February 24, 2010

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the headings "Proposal 1 Election of Directors," "Corporate Governance Principles and Board Matters," and "Executive Officers."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the headings "Executive Compensation Discussion and Analysis," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Report."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the heading "Certain Relationships and Related Transactions, and Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the heading "Independent Registered Public Accounting Firm Fees and Services."

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as a part of this report:

Financial Statements

Financial Statement Schedules

II.	Valuation and Qualifying Accounts	76
III.	Real Estate and Accumulated Depreciation	77
IV.	Mortgage Loans on Real Estate	82

        All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

        The exhibits required by Item 601 of Regulation S-K are set forth in the index to exhibits on page 88 of this annual report.

 LTC PROPERTIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1 to LTC Properties Inc.'s Form 10-Q for the quarter ended June 30, 2009)
3.2	Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.'s Form 10-Q for the quarter ended June 30, 2009)
4.1	Rights Agreement dated as of May 2, 2000 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Registration Statement on Form 8-A filed on May 9, 2000)
4.2	Amendment No. 1 to Rights Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed on March 19, 2004)
4.3
Amended and Restated Agreement of Limited Partnership of LTC Partners IX, L.P. and Exchange Rights Agreement dated February 11, 1998 (incorporated by reference to Exhibit 4.8 to LTC Properties, Inc.'s Registration Statement on Form S-3 filed on May 28, 2004)
10.1
Second Amended and Restated Credit Agreement dated July 17, 2008 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch is the Administrative Agent, BMO Capital Markets, is Co Lead Arranger and Book Manager, Key Bank National Association is Co-Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed July 18, 2008)
10.2
Equity Distribution Agreement, date August 5, 2009, between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed August 5, 2009)
10.3+
Second Amendment to 2007 Amended and Restated Employment Agreement of Andre Dimitriadis, dated July 1, 2007 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.4+
Third Amendment to the 2007 Amended and Restated Employment Agreement of Wendy Simpson dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated December 5, 2007)
10.5+
Third Amended and Restated Employment Agreement of Pamela Kessler, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.6+
Second Amended and Restated Employment Agreement of Clint Malin, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.15 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.7+
Amended and Restated Employment Agreement of T. Andrew Stokes, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.16 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.8	The 2008 Equity Participation Plan
10.9	Form of Stock Option Agreement under the 2008 Equity Participation Plan

Exhibit Number	Description
10.10	Form of Restricted Stock Agreement under the 2008 Equity Participation Plan
10.11
Form of Indemnity Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
12	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Dated: February 24, 2010
	By:	/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WENDY L. SIMPSON Wendy L. Simpson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2010
/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler	Senior Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2010
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Chairman of the Board and Director	February 24, 2010
/s/ BOYD HENDRICKSON Boyd Hendrickson	Director	February 24, 2010
/s/ DEVRA G. SHAPIRO Devra G. Shapiro	Director	February 24, 2010
/s/ EDMUND C. KING Edmund C. King	Director	February 24, 2010
/s/ TIMOTHY J. TRICHE Timothy Triche	Director	February 24, 2010

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
LTC PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (In thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except per share amounts)
LTC PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
LTC PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LTC PROPERTIES, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
LTC PROPERTIES, INC. SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
LTC PROPERTIES, INC. SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
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