Form 10-Q
period 2010-03-31
LTC PROPERTIES INC
filed 2010-05-03
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock outstanding on April 26, 2010 was 23,794,484.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2010

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2010 — $149,014; 2009 — $145,180	$349,923	$337,719
Land	38,026	36,561
Mortgage loans receivable, net of allowance for doubtful accounts: 2010 — $1,508; 2009 — $704	68,155	69,883
Real estate investments, net	456,104	444,163
Other Assets:
Cash and cash equivalents	19,210	8,856
Debt issue costs, net	484	476
Interest receivable	1,470	1,964
Straight-line rent receivable, net of allowance for doubtful accounts: 2010 — $849; 2009 — $631	18,021	17,309
Prepaid expenses and other assets	8,422	8,663
Notes receivable	1,857	2,689
Marketable securities	6,474	6,473
Total Assets	$512,042	$490,593

LIABILITIES
Bank borrowings	$28,500	$13,500
Mortgage loans payable	7,641	7,685
Bonds payable	3,730	4,225
Accrued interest	110	102
Accrued expenses and other liabilities	7,047	7,801
Distributions payable	2,967	2,967
Total Liabilities	49,995	36,280

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2010 — 7,932; 2009 — 7,932	186,801	186,801
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2010 — 23,794; 2009 — 23,312	238	233
Capital in excess of par value	336,337	326,163
Cumulative net income	588,151	577,629
Other	362	390
Cumulative distributions	(651,804)	(638,884)
Total LTC Properties, Inc. Stockholders’ Equity	460,085	452,332

Non-controlling interests	1,962	1,981
Total Equity	462,047	454,313
Total Liabilities and Equity	$512,042	$490,593

(1)

On March 31, 2010 and December 31, 2009, we had $2,572,000 and $2,480,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

(2)

At March 31, 2010 and December 31, 2009, we had a $6,500,000 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income (1)	$15,610	$15,030
Interest income from mortgage loans	1,979	2,371
Interest and other income (2)	276	315
Total revenues	17,865	17,716

Expenses:
Interest expense	401	892
Depreciation and amortization	3,860	3,701
Provisions for doubtful accounts	1,061	152
Operating and other expenses	1,973	1,733
Total expenses	7,295	6,478

Net income	10,570	11,238
Income allocated to non-controlling interests	(48)	(77)
Net income attributable to LTC Properties, Inc.	10,522	11,161

Income allocated to participating securities	(43)	(36)
Income allocated to preferred stockholders	(3,785)	(3,159)
Net income available to common stockholders	$6,694	$7,966

Net income allocable to common stockholders:
Basic earnings per common share	$0.29	$0.35
Diluted earnings per common share	$0.29	$0.35
Weighted average shares used to calculate earnings per common share:
Basic	23,283	23,059
Diluted	23,384	23,141

(1)

During the three months ended March 31, 2010 and 2009, we received $1,034,000 and $1,008,000, respectively, in rental income and recorded $92,000 and $117,000, respectively, in straight-line rental income from a lessee that qualifies as a related party. The lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

(2)

During each of the three months ended March 31, 2010 and 2009, we recognized $180,000, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$10,570	$11,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,860	3,701
Stock-based compensation expense	366	314
Straight-line rental income (1)	(930)	(1,152)
Provisions for doubtful accounts	1,061	152
Other non-cash items, net	268	52
Decrease in interest receivable	173	204
Net change in other assets and liabilities	(395)	(644)
Net cash provided by operating activities	14,973	13,865

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(17,559)	(638)
Investment in real estate mortgages	(72)	(213)
Principal payments received on mortgage loans receivable	967	3,058
Advance under notes receivable	—	(75)
Principal payments received on notes receivable	851	181
Net cash (used in) provided by investing activities	(15,813)	2,313

FINANCING ACTIVITIES:
Bank borrowings	17,000	—
Repayment of bank borrowings	(2,000)	—
Principal payments on mortgage loans payable and bonds payable	(539)	(662)
Proceeds from stock offering	9,654	—
Repurchase of preferred stock	—	(2,000)
Distributions paid to non-controlling interests	(67)	(77)
Distributions paid to stockholders	(12,920)	(12,869)
Other	66	—
Net cash provided by (used in) financing activities	11,194	(15,608)

Increase in cash and cash equivalents	10,354	570
Cash and cash equivalents, beginning of period	8,856	21,118
Cash and cash equivalents, end of period	$19,210	$21,688

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$308	$796
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	—	23

(1)

During the three months ended March 31, 2010 and 2009, we recorded $92,000 and $117,000, respectively, in straight-line rental income from a lessee that qualifies as a related party. The lessee’s Chief Executive Officer is on our Board of Directors. See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in long term care properties through mortgage loans, property lease transactions and other investments.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for a full year.

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

2.              Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2010 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$26,925	38.6%	10	16	714	$37.71
Skilled Nursing Properties	38,988	56.0%	29	36	4,110	$9.49
Schools	3,750	5.4%	1	1	N/A	N/A
Totals	$69,663	100.0%	40	53	4,824

(1)  We have investments in 14 states that include mortgages to 23 different operators.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At March 31, 2010, the mortgage loans had interest rates ranging from 7.6% to 14.0% and maturities ranging from 2011 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended March 31, 2010, we invested $72,000 under one mortgage loan for capital improvements and we received $967,000 in regularly scheduled principal payments.  During the three months ended March 31, 2010, we recorded an $852,000 provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, we received notice from the borrower that it had ceased operations.  Prior to that notice, the borrower was current with all loan payments.

During the three months ended March 31, 2009, we received $1,986,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property with 120 beds located in Tennessee.  Additionally, we invested $213,000 under one mortgage loan for capital improvements.  We received $1,072,000 in regularly scheduled principal payments.

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2010 (in thousands):

Type of Property	Gross Investments	Percentage of Investments	Number of Properties (1)	Number of Beds/ Units	Investment per Bed/Unit
Assisted Living Properties	$268,495	50.0%	88	4,076	$65.87
Skilled Nursing Properties	259,198	48.3%	64	7,495	$34.58
Schools	9,270	1.7%	1	N/A	N/A
Totals	$536,963	100.0%	153	11,571

(1)  We have investments in 23 states leased to 26 different operators.

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years.  Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities.  Many of the leases contain renewal options and two contain limited period options that permit the operators to purchase the properties.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)                   a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;

(ii)                a calculation based on the Consumer Price Index;

(iii)             as a percentage of facility net patient revenues in excess of base amounts; or

(iv)            specific dollar increases.

During the three months ended March 31, 2010, we acquired a 120-bed skilled nursing property in Florida for $9,000,000 and incurred and expensed $51,000 in transaction costs.  This property was leased to a third party operator under a 12-year lease with two 10-year renewal options.  Also during the three months ended March 31, 2010 we purchased a 166-bed skilled nursing property in Texas for $7,850,000 and incurred and expensed $30,000 in transaction costs.  This property was leased to a third

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

party operator under a 10-year lease with two five-year renewal options.  We paid this operator, who previously operated the property under a lease with the seller, $125,000 as a lease inducement.  The lease inducement is amortized as a yield adjustment over the life of the lease.  Also during the three months ended March 31, 2010, we invested $550,000 at an average yield of 10.5%, under agreements to expand and renovate seven existing properties operated by six different operators.  We also invested $78,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2009, we invested $426,000 at an average yield of 11.5%, under agreements to expand and renovate three existing properties operated by two different operators.  We also invested $212,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

3.              Notes Receivable

During the three months ended March 31, 2010, we received $851,000 in principal payments under various loans and line of credit agreements with certain operators.  At March 31, 2010, we had six such loans outstanding with a carrying value of $1,857,000 at a weighted average interest rate of 12.0%.

4.              Marketable Securities

At March 31, 2010 and December 31, 2009, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.              Debt Obligations

Bank Borrowings. During the three months ended March 31, 2010, we added a new lender with a $30,000,000 commitment to our Unsecured Credit Agreement, dated July 17, 2008.  This additional commitment provides a total availability of $110,000,000 under our Unsecured Credit Agreement with the opportunity to increase the credit amount up to a total of $120,000,000.  The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

(i)                   a ratio, of total indebtedness to total asset value, not greater than 0.5 to 1.0;

(ii)                a ratio not greater than 0.35 to 1.0 of secured debt to total asset value;

(iii)             a ratio not less than 2.5 to 1.0 of EBITDA as calculated in the Unsecured Credit Agreement to interest expense; and

(iv)            a ratio of not less than 1.50 to 1.0 of EBITDA as calculated in the Unsecured Credit Agreement to fixed charges.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2010 we borrowed $17,000,000 and repaid $2,000,000 under out Unsecured Credit Agreement.  At March 31, 2010, we had $28,500,000 outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement with $81,500,000 available for borrowing.  At December 31, 2009, we had $13,500,000 outstanding at an interest rate of LIBOR plus 1.50% under the Unsecured Credit Agreement.  Also, at March 31, 2010 and December 31, 2009, we were in compliance with all covenants.

Mortgage Loans Payable.  During the three months ended March 31, 2010 and 2009, we paid $44,000 and $197,000 respectively, in regularly scheduled principal payments. At March 31, 2010 and December 31, 2009, we had one mortgage loan outstanding with a carrying value of $7,641,000 and $7,685,000, respectively, at a fixed interest rate of 8.69%.  Subsequent to March 31, 2010, we paid off this mortgage loan and have no mortgage loans outstanding.

Bonds Payable.  At March 31, 2010 and December 31, 2009, we had outstanding principal of $3,730,000 and $4,225,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the three months ended March 31, 2010, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.1%.  During the three months ended March 31, 2010 and 2009, we paid $495,000 and $465,000 in regularly scheduled principal payments.  As of March 31, 2010 and December 31, 2009, the aggregate carrying value of real estate properties securing our bonds payable was $7,377,000 and $7,443,000, respectively.

6.              Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$452,332	$1,981	$454,313
Net income	10,522	48	10,570
Common stock offering	9,654	—	9,654
Vested stock options and restricted stock	366	—	366
Reclassification adjustment	(28)	—	(28)
Non-controlling interest preferred return	—	(67)	(67)
Preferred stock dividends	(3,785)	—	(3,785)
Common stock dividends	(9,135)	—	(9,135)
Stock option exercises	159	—	159
Balance at March 31, 2010	$460,085	$1,962	$462,047

Preferred Stock.  At March 31, 2010, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at March 31, 2010.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At March 31, 2010, we had 37,816 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) outstanding.  During the three months ended March 31, 2010, no holders of our Series E preferred stock elected to convert into shares of our common stock.  During the three months ended March 31, 2009 holders of 900 shares of our Series E preferred stock elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 75,632 at March 31, 2010.

At March 31, 2010, we had 5,894,216 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F Preferred Stock) outstanding.  During the three months ended March 31, 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our Series F Preferred Stock at an average cost of $18.27 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs has been added to net income in calculating net income allocable to common stockholders.

Common Stock.  During the three months ended March 31, 2010, a total of 6,666 common stock options were exercised at a total option value of $159,000 and a total market value on the date of exercise of $182,000. No common stock options were exercised during the three months ended March 31, 2009.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock.  During the three months ended March 31, 2010, we did not purchase shares of our common or preferred stock.  During the three months ended March 31, 2009, we purchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commission.  The shares were purchased on the open market under this Board authorization.  At March 31, 2010, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of common and/or preferred stock.

On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75,000,000 in aggregate offering price of our common shares.  During the three months ended March 31, 2010, we sold 365,000 shares of common stock at a weighted average price, including fees, of $26.45, resulting in net proceeds of $9,654,000 after $249,000 of fees. At March 31, 2010 we had $64,314,000 available under this agreement.

Non-controlling Interests. We have one limited partnership and have reserved 112,588 shares of our common stock under this partnership agreement.  Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost.  The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option.    If we issued shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity.  At March 31, 2010, the carrying value and market value of the partnership conversion rights was $1,962,000 and $3,094,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Three months Ended March 31, 2010		Three months Ended March 31, 2009
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$818	$818	$818	$818
Series E	20	20	20	21
Series F	2,947	2,947	2,947	3,002
	3,785	3,785	3,785	3,841

Common Stock (1)	9,135	9,135	9,029	9,029

Total	$12,920	$12,920	$12,814	$12,869

(1)          Represents $0.13 per share per month for the three months ended March 31, 2010 and 2009.

In April 2010, we declared a monthly cash dividend of $0.13 per common share per month for the months of April, May and June 2010, payable on April 30, May 28 and June 30, 2010, respectively, to stockholders of record on April 22, May 20 and June 22, 2010, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $362,000 and $390,000 at March 31, 2010 and December 31, 2009, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Comprehensive Income:
Net income	$10,570	$11,238
Reclassification adjustment	(28)	(261)

Comprehensive income	$10,542	$10,977

Stock-Based Compensation.  No stock options were issued during the three months ended March 31, 2010 and 2009.  At March 31, 2010, the total number of stock options that are scheduled to vest through December 31, 2010, 2011 and 2012 is 73,170, 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense relating to the vesting of stock options for the three months ended March 31, 2010 and 2009 were $39,000 and $35,000, respectively.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2010, 2011 and 2012 is $36,000, $17,000 and $10,000, respectively.

During the three months ended March 31, 2010, we granted 110,691 shares of restricted common stock at $26.53 per share. For 11,030 shares of the 110,691 shares granted, these shares vest ratably over a three-year period from the grant date.   For 99,661 shares of the 110,691 shares granted, these shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.  During the three months ended March 31, 2009, we granted 36,988 shares of restricted common stock at $17.06 per share.  These shares vest ratably over a three-year period from the grant date.  During the three months ended March 31, 2010 and 2009, we recognized $327,000 and $279,000, respectively, of compensation expense related to the vesting of restricted common stock.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.              Commitments and Contingencies

The following table summarizes our capital improvement commitments as of March 31, 2010 (dollar amounts in thousands):

				Used		Open
Commitment		Expiration Date		Commitment at 3/31/10		Commitment at 3/31/10		Estimated Yield		Property Type	Properties	Major Operator
$650		3/31/2010	(9)	$621		$29		13.00	%(1)	SNF	1	N/A
1,100		3/17/2010	(10)	896	(11a)	204	(10)	10.50	%(1)	SNF	1	N/A
726		3/31/2010	(9)	668	(11b)	58	(9)	11.00	%(2)	SNF	1	Preferred Care
4,000		12/31/2010		—		4,000		11.00	%(1)	SNF	1	Preferred Care
875		10/7/2010		653		222			(6)	ALF	1	N/A
2,500		6/16/2010		1,610		890		10.00	%(1)	SNF	1	N/A
1,600		12/1/2010		11		1,589			(5)	ALF	2	N/A
2,000		1/18/2011		—		2,000			(1)(4)	SNF	1	N/A
175		1/29/2011		—	(11c)	175			(6)	SNF	1	N/A
1,500		5/18/2011		—	(11d)	1,500			(8)	ALF	3	N/A
5,000	(7)	12/31/2014		—		5,000	(7)		(3)	ALF	37	ALC
$20,126				$4,459		$15,667

(1)	Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.
(2)	Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.
(3)	9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).
(4)	The higher of one-year LIBOR plus 5.3% or 10%.
(5)

The commitment is allocated in two tranches of $750,000 and $850,000. The yield for the $750,000 tranche is included in the initial lease rate; the yield for the $850,000 tranche is 8.5% with minimum rent increases as per footnote (2).

(6)	The yield is included in the initial lease rate.
(7)	$5,000,000 per year for the life of the lease.
(8)	The lease rate in affect on the date funded: 7% for March through November 2010. Minimum rent increase as per footnote (1).
(9)	Project complete.
(10)	Project complete; final funding per footnote (11) below was $199,000 less than the open commitment.
(11)	Subsequent to March 31, 2010, we invested an additional $170,000 in the following commitments: a) $5,000, b) $58,000, c) $82,000, and d) $25,000.

The following table summarizes our loan commitments as of March 31, 2010 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 3/31/10	Open Commitment at 3/31/10	Yield	Property Type	Properties	Major Operator
$450	6/30/2010	$250	$200	10.00%	SNF	4	N/A
50	3/31/2011	20	30	10.00%	SNF	1	N/A
250	11/30/2011	150	100	9.00%	ALF	3	N/A
$750		$420	$330

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

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the year ended December 31, 2009 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT (1)	ALC	Brookdale

Current assets	$446,251	$21,380	$317,421
Non-current assets	1,221,814	433,989	4,328,522
Current liabilities	323,491	35,958	689,309
Non-current liabilities	1,385,477	146,440	2,870,052
Stockholders’ (deficit) equity	(40,903)	272,971	1,086,582

Gross revenue	2,167,196	228,723	2,023,068
Operating expenses	1,969,127	213,289	1,993,288
Income (loss) from continuing operations	80,159	802	(66,255)
Net income (loss)	77,708	(155)	(66,255)

Cash provided by operations	185,125	43,674	237,220
Cash used in investing activities	(81,647)	(28,117)	(351,432)
Cash (used in) provided by financing activities	(85,770)	(31,102)	126,609

(1)	The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

*

The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.6%, or $59,189,000, of our total assets at March 31, 2010 and 15.6% of rental revenue and interest income from mortgage loans recognized as of March 31, 2010.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.5%, or $58,893,000, of our total assets at March 31, 2010 and 14.7% of rental revenue and interest income from mortgage loans recognized as of March 31, 2010.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 33 skilled nursing properties with a total of 4,021 beds that we own or on which we hold mortgages secured by first trust deeds.  This represents approximately 11.6%, or $59,628,000, of our total assets at March 31, 2010 and 15.0% of rental revenue and interest income from mortgage loans recognized as of

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

March 31, 2010. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Brookdale Communities, Extendicare REIT, ALC, Preferred Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

9.              Transactions with Related Party

We have entered into transactions with SHG.  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at March 31, 2010 and December 31, 2009.  During each of the three months ended March 31, 2010 and 2009, we recognized $180,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three months ended March 31, 2010 and 2009, we received $1,034,000 and $1,008,000, respectively, in rental income and recorded $92,000 and $117,000, respectively, in straight-line rental income from subsidiaries of SHG.  At March 31, 2010 and December 31, 2009, the straight-line rent receivable from subsidiaries of SHG was $2,572,000 and $2,480,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Net income	$10,570	$11,238

Less net income allocated to non-controlling interests:	(48)	(77)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(43)	(36)
Total net income allocated to participating securities	(43)	(36)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,785)	(3,785)
Allocation of income from preferred stock buyback	—	626
Total net income allocated to preferred stockholders	(3,785)	(3,159)

Total net income allocable to common stockholders	6,694	7,966

Effect of dilutive securities:
Convertible preferred securities	20	20
Net income for diluted net income per share	$6,714	$7,986

Shares for basic net income per share	23,283	23,059
Effect of dilutive securities:
Stock options	25	6
Convertible preferred securities	76	76
Shares for diluted net income per share	23,384	23,141

Basic net income per share	$0.29	$0.35
Diluted net income per share (1)	$0.29	$0.35

(1)

The Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of March 31, 2010 and December 31, 2009 assuming election of fair value for our financial assets and financial liabilities were as follows:

	At March 31, 2010			At December 31, 2009
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$68,155	$76,178	(1)	$69,883	$80,200	(1)
Marketable debt securities	6,474	6,841	(2)	6,473	6,874	(2)
Mortgage loans payable	7,641	7,641	(3)	7,685	7,806	(3)
Bonds payable	3,730	3,730	(4)	4,225	4,225	(4)
Bank borrowings	28,500	28,500	(4)	13,500	13,500	(4)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable as March 31, 2010 and December 31, 2009 was 7.5%.

(2)          Our investment in marketable debt securities is classified as Level 2 and thus the fair value is measured using quoted market rates for identical instruments in active markets from an independent third party source.  The pricing of our marketable debt securities at March 31, 2010 and December 31, 2009 was 105.25% and 105.75%, respectively.

(3)          Our obligation under our mortgage loans payable is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At December 31, 2009, the discount rate used to value our future cash outflow of our mortgage loans payable was 6.25%.  Subsequent to March 31, 2010, we paid off this mortgage loans payable and have no mortgage loans payable outstanding.

(4)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable approximated their carrying values at March 31, 2010 and December 31, 2009 based upon prevailing market interest rates for similar debt arrangements.

12.       Subsequent Event

Subsequent to March 31, 2010 the following events occurred:

•                  We declared a monthly cash dividend of $0.13 per common share per month for the months of April, May and June 2010, payable on April 30, May 28 and June 30, 2010, respectively, to stockholders of record on April 22, May 20 and June 22, 2010, respectively.

•                  We paid off one mortgage loan in the amount of $7,626,000 secured by one assisted living property located in California.  The retired debt bore an interest rate of 8.69%.

•                  We entered into an agreement to purchase two properties in Virginia with a total of 227 skilled nursing beds, 46 assisted living units, and 47 independent living units for a total purchase price of $22,000,000 and will enter into a 12-year triple net lease with a third party operator. The terms of the seller’s current financing required a 30-day prepayment notice which was given by the seller concurrently upon execution of the purchase agreement. This transaction is scheduled to close on or about June 1, 2010.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

•                  We invested an additional $170,000 in various capital improvement commitments and extended the commitment expiration date as followings:

Commitment	Expiration Date		Funded Subsequent to 3/31/10	Open Commitment Subsequent to 3/31/10	Estimated Yield		Property Type	Properties	Major Operator
1,100	3/17/2010	(6)	5	—	10.50	%(1)	SNF	1	N/A
726	3/31/2010	(5)	58	—	11.00	%(2)	SNF	1	Preferred Care
175	1/29/2011		82	93		(3)	SNF	1	N/A
1,500	5/18/2011		25	1,475		(4)	ALF	3	N/A

(1)	Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.
(2)	Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.
(3)	The yield is included in the initial lease rate.
(4)	The lease rate in affect on the date funded: 7% for March through November 2010. Minimum rent increase as per footnote (1).
(5)	Project complete; this is the final funding
(6)	Project complete; this is the final funding which is $199,000 less than the open commitment.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in long-term healthcare and other health care related properties through mortgage loans, property lease transactions and other investments.  In the first quarter of 2010, long-term healthcare properties, which include skilled nursing and assisted living properties, comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of March 31, 2010 (dollar amounts in thousands):

			Three months ended March 31, 2010		Percentage	Number	Number of	Investment		Number
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (2)	of Revenues (3)	of Properties	Beds/ Units	per Bed/Unit	Number of Operators (1)	of States (1)
Assisted Living Properties	$295,420	48.7%	$7,865	$760	49.0%	104	4,790	$61.67	14	22
Skilled Nursing Properties	298,186	49.2%	7,445	1,142	48.8%	100	11,605	25.69	34	19
Schools	13,020	2.1%	300	77	2.2%	2	N/A	N/A	2	2
Totals	$606,626	100.0%	$15,610	$1,979	100.0%	206	16,395

(1)          We have investments in 29 states leased or mortgaged to 45 different operators.

(2)          Includes Interest Income from Mortgage Loans.

(3)          Includes Rental Income and Interest Income from Mortgage Loans.

As of March 31, 2010 we had $456.1 million in carrying value of net real estate investment, consisting of $387.9 million or 85.0% invested in owned and leased properties and $68.2 million or 15.0% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2010, rental income and interest income from mortgage loans represented 87.4% and 11.1%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the three months ended March 31, 2010 and 2009, we recorded $0.9 million and $1.2 million, respectively, in straight-line rental income.  Also during each three months ended March 31, 2010 and 2009, we recorded an additional $0.2 million of straight-line rent receivable reserve. Straight-line rental income on a same store basis will decrease from $3.2 million for projected annual 2010 to $1.3 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.  Conversely, our cash rental income is projected to increase from $60.5 million for projected annual 2010 to $63.3 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  During the three months ended March 31, 2010 and 2009, we received $14.8 million and $14.0 million, respectively, of cash rental revenue and recorded amortization of lease inducement cost of $0.2 million for each period.  At March 31, 2010 and December 31, 2009, the straight-line rent receivable balance, net of reserves, on the balance sheet was $18.0 million and $17.3 million, respectively.

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

•                  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages.  The average per bed cost of our owned skilled nursing properties is approximately $34,600 per bed while that of properties subject to our mortgages is approximately $9,500 per bed.

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

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable.  Our investments in mortgage loans and owned properties represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their leases and loan obligations and the rates earned thereon.  To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.  To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator.  Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance relating to real estate taxes and insurance.

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

Economic Climate

The U.S. continues to experience challenging financial markets, tight credit conditions, and slow growth.  However in 2010, several REITs accessed the capital markets with follow-on equity offerings.  There are continued concerns about the systemic impact of the recession, declining business and consumer confidence, and a weakened real estate market leading to increased market volatility and diminished expectations for the U.S. economy.  As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our operators.

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

At March 31, 2010, we had $19.2 million of cash on hand, $81.5 million available on our $110.0 million Unsecured Credit Agreement which matures July 17, 2011 and our potential ability to access the capital markets through the issuance of $64.3 million of common stock under our equity distribution agreement.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Political Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On July 31, 2009, CMS published the final Medicare skilled nursing facility rates for fiscal year 2010, which began on October 1, 2009.  The rule reduces Medicare payments by $360 million or 1.1%, compared to fiscal year 2009 levels.  The rule provides for a recalibration of the case mix weights that will reduce payments by 3.3%, which more than offsets the 2.2% market basket update.  The loss of revenues associated with changes in skilled nursing facility payment rates could have an adverse effect on the financial condition of our lessees and borrowers which could, in turn, adversely impact the timing or level of their payments to us.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (or, collectively, the Health Care Reform Law).  The Health Care Reform Law contain various provisions that may impact us directly and that may impact our lessees and borrowers.  Certain provisions of this law may have a positive impact on the revenues of our lessees and borrowers, by increasing coverage of uninsured individuals, for example.  Other provisions may have a negative impact on our lessees and borrowers including health care provider cost-containment initiatives such as reductions in Medicare skilled nursing facility reimbursement, measures to tie Medicare provider reimbursement to health care quality and incentives, mandatory compliance programs, enhanced transparency disclosure requirements and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services, among others.  In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of post-acute services.  The Health Care Reform Law also strengthens certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of federal health care laws.  In addition, there are provisions that impact the health coverage that we and our lessees and borrowers provide to our respective employees.  We cannot predict at this time what effect, if any, the various provisions of the Health Care Reform Law will have on our lessees and borrowers or our business; however, if the operations, cash flows or financial condition of our lessees and borrowers are materially adversely impacted by the Health Care Reform Law, our revenue and operations may be adversely affected as well.

In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.  Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies.  Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third party payors.

Key Transactions

During the three months ended March 31, 2010, we purchased a 120-bed skilled nursing property in Florida for a purchase price of $9.0 million.  This property was leased to a third party operator under a 12-year triple net lease with two 10-year renewal options.  Also, we purchased a 166-bed skilled nursing property in Texas for a purchase price of $7.9 million plus a capital improvement commitment and lease inducement payment totaling $0.3 million.  This property was leased to a third party operator under a 10-year triple net lease with two five-year renewal options.

We also sold 365,000 shares of common stock under an equity distribution agreement to issue and sell, from time to time, up to $75.0 million in aggregated offering price of its common stock.  The weighted average price for the 365,000 shares, including fees, was $26.45 per share, resulting in net proceeds of $9.7 million after $0.2 million of fees.

During the three months ended March 31, 2010, we recorded a $0.9 million provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, we received notice from the borrower that it had ceased operations.  Prior to that notice, the borrower was current with all loan payments.

Subsequent to March 31, 2010, we paid off a $7.6 million mortgage loan secured by an assisted living property located in California.  The retired debt had an interest rate of 8.7%.  After this payoff, we have $3.7 million outstanding which was funded with multifamily tax-exempt revenue bonds secured by five assisted living properties located in Washington.  These bonds bear interest at a variable interest rate and mature in 2015.  The weighted average interest rate as of March 31, 2010, including letter of credit fees, was 2.1%.

Also subsequent to March 31, 2010, construction began on an approximate 18,000 square foot addition to a skilled nursing property we own in Kansas.  The $4.0 million project will be funded under a pre-existing capital improvement commitment over the next nine months at a yield of 11%.  In addition, we entered into an agreement to purchase two properties in Virginia with a total of 227 skilled nursing beds, 46 assisted living units, and 47 independent living units for a total purchase price of $22.0 million and will enter into a 12-year triple net lease with a third party operator. The terms of the seller’s current financing required a 30-day prepayment notice which was given by the seller concurrently upon execution of the purchase agreement. This transaction is scheduled to close on or about June 1, 2010.

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

The following table reflects our recent historical trends of concentration risk:

	Period Ended
	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
	(gross investment, in thousands)
Asset mix:
Real property	$536,963	$519,460	$505,181	$504,354	$503,255
Loans receivable	69,663	70,587	72,268	74,286	75,412

Investment mix:
Assisted living properties	$295,420	$295,421	$282,209	$282,132	$282,084
Skilled nursing properties	298,186	281,606	282,220	283,488	283,563
Schools	13,020	13,020	13,020	13,020	13,020

Operator mix:
Brookdale Communities	$84,210	$84,210	$84,210	$84,210	$84,210
Preferred Care, Inc. (1)	86,610	86,702	86,803	86,923	87,015
Extendicare (ALC)	88,034	88,034	88,034	88,034	88,034
Remaining operators	347,772	331,101	318,402	319,473	319,408

Geographic mix:
Colorado	$27,806	$27,806	$27,806	$27,753	$27,723
Florida	53,132	44,144	43,941	43,887	43,836
Ohio	56,804	56,804	56,804	56,804	56,804
Texas	110,017	102,741	103,251	103,657	103,944
Washington	28,138	27,815	27,293	27,312	27,334
Remaining states	330,729	330,737	318,354	319,227	319,026

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

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios.  Our leverage ratios include debt to book capitalization and debt to market capitalization.  The leverage ratios indicate how much of our balance sheet capitalization relates to long-term debt.  Our coverage ratios include interest coverage ratio and fixed charge coverage ratio.  The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends).  The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (or EBITDA).  Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies.  The following table reflects the recent historical trends for our credit strength measures:

	Quarter Ended
	3/31/10		12/31/09		9/30/09		6/30/09		3/31/09

Debt to book capitalization ratio	7.9	%(1)	5.3	%(1)	2.6	%(5)	5.3	%(7)	7.3%
Debt & Preferred Stock to book capitalization ratio	45.2	%(1)	44.2	%(1)	42.6	%(5)	44.1	%(7)	45.2%

Debt to market capitalization ratio	4.6	%(1)	3.0	%(1)	1.6	%(5)	3.8	%(7)	5.9%
Debt & Preferred Stock to market capitalization ratio	26.1	%(1)	25.1	%(3)	25.3	%(5)	29.5	%(7)	32.8%

Interest coverage ratio(8)	37.0x	(2)	40.8x	(4)	45.2x	(6)	18.7x	(6)	17.7x
Fixed charge coverage ratio(8)	3.5x	(2)	3.6x	(4)	3.7x	(6)	3.3x		3.4x

(1)          Increase primarily due to the increase in bank borrowing.

(2)          Decrease primarily due to the increase of $0.9 million in provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, the borrower notified us that they ceased operations.  Prior to that notice, the borrower was current with all loan payments.

(3)          Decrease primarily due to the increase in market capitalization partially offset by the increase in bank borrowing.

(4)          Decrease primarily due to the increase in operating and other expenses relating to transaction costs incurred on the acquisition of three assisted living properties in November of 2009.

(5)          Decrease primarily due to the repayment of $23.9 million of mortgage debt in June and July of 2009.

(6)          Increase primarily due to the decrease in interest expense relating to the repayment of debt.

(7)          Decrease primarily due to the repayment of $15.8 million on two mortgage loans secured by 10 assisted living properties located in various states.

(8)          In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDA; which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  Our coverage ratios indicate our ability to service interest expense and fixed charges (interest plus preferred dividends).  Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies.  EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to EBITDA.  Below are a reconciliation of net income to EBITDA and the calculation of the interest coverage and fixed charge coverage ratios disclosed above:

	Quarter Ended
	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09

Net income	$10,570	$11,056	$11,326	$10,740	$11,238
Add: Interest Expense	401	372	340	814	892
Add: Depreciation and amortization	3,860	3,733	3,694	3,694	3,701
Total EBITDA	$14,831	$15,161	$15,360	$15,248	$15,831

Interest expense	$401	$372	$340	$814	$892

Interest coverage ratio	37.0x	40.8x	45.2x	18.7x	17.7x

Interest expense	$401	$372	$340	$814	$892
Preferred stock dividends	3,785	3,785	3,785	3,786	3,785
Total fixed charges	$4,186	$4,157	$4,125	$4,600	$4,677

Fixed charge coverage ratio	3.5x	3.6x	3.7x	3.3x	3.4x

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

Operating Results

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues for the three months ended March 31, 2010 increased to $17.9 million from $17.7 million for the same period in 2009 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended March 31, 2010 increased $0.6 million from the same period in 2009 primarily due to increases resulting from the acquisition of three skilled nursing properties in 2009 and the acquisition of two skilled nursing properties in 2010.

Interest income from mortgage loans for the three months ended March 31, 2010 decreased $0.4 million from the same period in 2009 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income were comparable for each of the three months ended March 31, 2010 and 2009.

Interest expense for the three months ended March 31, 2010 was $0.5 million lower than the same period in 2009 due to a decrease in average debt outstanding during the period resulting from the repayment of three mortgage loans in 2009 and normal amortization of existing mortgage loans.

Depreciation and amortization expense for the three months ended March 31, 2010 increased $0.2 million from the same period in 2009 primarily due to capital improvement investments and the acquisition of three assisted living properties in 2009 and two skilled nursing properties in 2010.

Provisions for doubtful accounts for the three months ended March 31, 2010 increased $0.9 million from the same period in 2009 primarily due to provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, the borrower notified us that they ceased operations.  Prior to that notice, the borrower was current with all loan payments.

Operating and other expenses for the three months ended March 31, 2010 increased $0.2 million from the same period in 2009 primarily due to transaction costs related to the acquisition of two skilled nursing properties, property tax expenses paid on behalf of one of our operators and the timing of certain expenditures.

Net income allocable to common stockholders for the three months ended March 31, 2010 decreased $1.3 million from the same period in 2009 due to the changes previously described above and the increase in income allocated to our preferred stockholders, which includes the repurchase of preferred stock during 2009 for less than the redemption value partially offset by the changes previously described above.

Liquidity and Capital Resources

Operating Activities.  At March 31, 2010, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $537.0 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $69.7 million (prior to deducting a $1.5 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 100 skilled nursing properties, 104 assisted living properties and two schools.  These properties are located in 29 states.  For the three months ended March 31, 2010, we had net cash provided by operating activities of $15.0 million.

For the three months ended March 31, 2010 we recorded $0.9 million in straight-line rent.  We currently expect that straight-line rent on a same store basis will decrease from $3.2 million for projected annual 2010 to $1.3 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely, our cash rental income is projected to increase from $60.5 million for projected annual 2010 to $63.3 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Also during the three months ended March 31, 2010, we recorded an additional reserve of $0.2 million on our straight-line rent receivable.  During the three months ended March 31, 2010 we received $14.8 million of cash rental revenue and recorded $0.2 million of amortized lease inducement cost.

Investing and Financing Activities.  For the three months ended March 31, 2010, we used $15.8 million of cash from investing activities.  We acquired a 120-bed skilled nursing property in Florida for $9.0 million and incurred and expensed $0.1 million in transaction costs.  This property was leased to a third party operator under a 12-year lease with two 10-year renewal options.  We also purchased a 166-bed skilled nursing property in Texas for $7.9 million and incurred and expensed $30,000 in transaction costs.  This property was leased to a third party operator under a 10-year lease with two five-year renewal options.  We paid this operator, who previously operated the property under a lease with the seller, $0.1 million as a lease inducement.  The lease inducement is amortized as a yield adjustment over the life of the lease.  In addition, we invested $0.6 million, at an average yield of 10.5%, under agreements to expand and renovate seven existing properties operated by six different operators.  Additionally, we invested $0.1 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2010, we invested $0.1 million under one existing mortgage loan for capital improvements and we received $1.0 million in principal payments on mortgage loans.   Additionally, we recorded $0.9 million of provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, the borrower notified us that they ceased operations.  Prior to that notice, the borrower was current with all loan payments.

During the three months ended March 31, 2010, we received $0.9 million in principal payments on notes receivable.

For the three months ended March 31, 2010, we received $11.2 million of cash in financing activities.  We paid $0.5 million in scheduled principal payments on mortgage loans and bonds payable.  Subsequent to March 31, 2010, we paid off a $7.6 million mortgage loan secured by an assisted living property located in California at a fixed interest rate of 8.69%.

Our Unsecured Revolving Credit Agreement (or Unsecured Credit Agreement), dated July 17, 2008, was at an initial commitment amount of $80.0 million.  During the three months ended March 31, 2010, we added a new lender with a $30.0 million commitment to our Unsecured Credit Agreement increasing our total availability to $110.0 million.  The Unsecured Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or

LIBOR plus 1.50%.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

(i)                         a ratio, of total indebtedness to total asset value, not greater than 0.5 to 1.0;

(ii)                      a ratio not greater than 0.35 to 1.0 of secured debt to total asset value;

(iii)                   a ratio not less than 2.5 to 1.0 of EBITDA as calculated in the Unsecured Credit Agreement to interest expense; and

(iv)                  a ratio of not less than 1.50 to 1.0 of EBITDA as calculated in the Unsecured Credit Agreement to fixed charges.

During the three months ended March 31, 2010, we borrowed $17.0 million and repaid $2.0 million under our Unsecured Credit Agreement.  At March 31, 2010, we had $28.5 million outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement with $81.5 million available for borrowing.  At March 31, 2010, we were in compliance with all our covenants.

We paid cash dividends on our Series C, Series E, and Series F preferred stocks totaling $0.8 million, $20,000 and $2.9 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $9.1 million.  In April 2010, we declared a monthly cash dividend of $0.13 per common share per month for the months of April, May and June 2010, payable on April 30, May 28 and June 30, 2010, respectively, to stockholders of record on April 22, May 20 and June 22, 2010, respectively.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  We continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of our equity securities.

During the three months ended March 31, 2010, a total of 6,666 common stock options were exercised at a total option value $0.2 million and a total market value on the date of exercise of $0.2 million.

On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares.  During the three months ended March 31, 2010, we sold 365,000 shares of common stock at a weighted average price, including fees, of $26.45, resulting in net proceeds of $9.7 million after $0.2 million of fees. At March 31, 2010 we had $64.3 million available under this agreement.

Available Shelf Registration.  During 2007, we filed a Form S-3 “shelf” registration statement which became effective August 7, 2007, and provides us with the capacity to offer up to $300.0 million in our debt and/or equity securities.  On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets Inc. (or Keybanc) under which we may issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares through KeyBanc.  Sales, if any, of common shares will be made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc.  At March 31, 2010, we have $64.3 million availability under our equity distribution agreement with KeyBanc.

We currently have $225.0 million of availability under our effective shelf registration.  We may from time to time raise capital under our currently effective shelf registration or a new shelf registration by issuing, in public or private transactions, our equity and debt securities, but the availability and terms of such issuance will depend upon then prevailing market and other conditions.

Liquidity.  We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties and schools we own or are pledged to us.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term healthcare facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term healthcare industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term healthcare industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2010, only $3.7 million of our debt not including our Unsecured Credit Agreement was at a variable interest rate.

At March 31, 2010, we had $19.2 million of cash on hand, $81.5 million available on our $110.0 million Unsecured Credit Agreement which matures July 17, 2011 and our potential ability to access the capital markets through the issuance of $64.3 million of common stock under our equity distribution agreement.  We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, and our current Unsecured Credit Agreement borrowing capacity are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2010.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status (i.e. we have stopped booking rent and/or interest on an accrual basis for a particular lease and/or mortgage loan because the collection of rent and/or interest is uncertain) or reserve against all or a portion of current income as provisions for doubtful accounts.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rental income we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the three months ended March 31, 2010 and 2009, we recorded $0.9 million and $1.2 million, respectively, in straight-line rental income.  Also during each three months ended March 31, 2010 and 2009, we recorded an additional reserve of $0.2 million on our straight-line rent asset.  At March 31, 2010 and December 31, 2009, the straight-line rent receivable balance, net of reserves, recorded on the balance sheet was $18.0 million and $17.3 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the three months ended March 31, 2010, we recorded a $0.8 million increase in our allowance for loan loss reserve resulting primarily from a borrower ceasing operations on a private school property securing a mortgage loan partially offset by a reduction in our allowance for loan loss reserve resulting from regularly scheduled principal payments.  During the three months ended March 31, 2009, we recorded a $9,000 decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  The allowance for loan losses balance was $1.5 million and $0.7 million at March 31, 2010 and December 31, 2009, respectively.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the three months ended March 31, 2010 and 2009, we did not recognize any impairment charges.

When an investment is considered impaired, we determine whether that impairment is other-than-temporary and the measurement of an impairment loss. The FASB provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, 10 to 20 years for building improvements, 7 to 10 years for equipment and

3 to 5 years for computer equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the three months ended March 31, 2010 and 2009, we recorded depreciation and amortization expense of $3.9 million and $3.7 million, respectively.

For further discussion of our critical accounting policies, see Item 8. FINANCIAL STATEMENT—Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2010.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II

OTHER INFORMATION

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates,’’ or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets (including prevailing interest rates), and our access to capital; the income and returns available from investments in health care related real estate, the ability of our borrowers and lessees to meet their obligations to us, our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry, regulation of the health care industry by federal, state and local governments, compliance with and changes to regulations and payment policies within the health care industry, debt that we may incur and changes in financing terms, our ability to continue to qualify as a real estate investment trust, the relative illiquidity of our real estate investments, potential limitations on our remedies when mortgage loans default, and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6.  Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1	Commitment Amount Increase Request dated as of March 15, 2010 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8-K filed March 17, 2010)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant

Dated: May 3, 2010	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)