Form 10-Q
period 2010-06-30
LTC PROPERTIES INC
filed 2010-08-02
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

The number of shares of common stock outstanding on July 26, 2010 was 23,799,484.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2010

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2010 — $153,003; 2009 — $145,180	$368,300	$337,719
Land	38,951	36,561
Mortgage loans receivable, net of allowance for doubtful accounts: 2010 — $1,498; 2009 — $704	67,146	69,883
Real estate investments, net	474,397	444,163
Other Assets:
Cash and cash equivalents	5,498	8,856
Debt issue costs, net	387	476
Interest receivable	1,609	1,964
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2010 — $1,053; 2009 — $631	18,747	17,309
Prepaid expenses and other assets	8,260	8,663
Notes receivable	1,720	2,689
Marketable securities(2)	6,476	6,473
Total Assets	$517,094	$490,593

LIABILITIES
Bank borrowings	$ 41,000	$ 13,500
Mortgage loan payable	—	7,685
Bonds payable	3,730	4,225
Accrued interest	100	102
Accrued expenses and other liabilities	8,407	7,801
Distributions payable	2,967	2,967
Total Liabilities	56,204	36,280

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2010 — 7,932; 2009 — 7,932	186,801	186,801
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2010 — 23,799; 2009 — 23,312	238	233
Capital in excess of par value	336,692	326,163
Cumulative net income	599,733	577,629
Other	334	390
Cumulative distributions	(664,870)	(638,884)
Total LTC Properties, Inc. Stockholders’ Equity	458,928	452,332

Non-controlling interests	1,962	1,981
Total Equity	460,890	454,313
Total Liabilities and Equity	$517,094	$490,593

(1)          On June 30, 2010 and December 31, 2009, we had $2,655,000 and $2,480,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          At June 30, 2010 and December 31, 2009, we had a $6,500,000 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income (1)	$16,050	$14,951	$31,660	$29,981
Interest income from mortgage loans	1,836	2,106	3,815	4,477
Interest and other income (2)	301	328	577	643
Total revenues	18,187	17,385	36,052	35,101

Expenses:
Interest expense	419	814	820	1,706
Depreciation and amortization	4,014	3,694	7,874	7,395
Provisions for doubtful accounts	194	219	1,255	371
Operating and other expenses	1,930	1,918	3,903	3,651
Total expenses	6,557	6,645	13,852	13,123

Net income	11,630	10,740	22,200	21,978
Income allocated to non-controlling interests	(48)	(76)	(96)	(153)
Net income attributable to LTC Properties, Inc.	11,582	10,664	22,104	21,825

Income allocated to participating securities	(58)	(35)	(101)	(71)
Income allocated to preferred stockholders	(3,785)	(3,786)	(7,570)	(6,945)
Net income available to common stockholders	$ 7,739	$ 6,843	$ 14,433	$ 14,809

Net income allocable to common stockholders:
Basic earnings per common share	$0.33	$0.30	$0.62	$0.64
Diluted earnings per common share	$0.33	$0.30	$0.61	$0.64
Weighted average shares used to calculate earnings per common share:
Basic	23,643	23,081	23,464	23,070
Diluted	23,743	23,163	23,563	23,151

(1)  During the three and six months ended June 30, 2010, we received $1,042,000 and $2,076,000, respectively, in rental income and recorded $83,000 and $175,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and six months ended June 30, 2009, we received $1,017,000 and $2,025,000, respectively, in rental income and recorded $109,000 and $226,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)   During each of the three and six months ended June 30, 2010 and 2009, we recognized $180,000 and 360,000, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$22,200	$21,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,874	7,395
Stock-based compensation expense	721	665
Straight-line rental income (1)	(1,860)	(2,209)
Provisions for doubtful accounts	1,255	371
Other non-cash items, net	496	302
Decrease in accrued interest payable	(2)	(117)
Decrease in interest receivable	45	43
Net change in other assets and liabilities	927	1,092
Net cash provided by operating activities	31,656	29,520
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(40,844)	(1,731)
Investment in real estate mortgages	(72)	(216)
Principal payments received on mortgage loans receivable	1,957	4,196
Advance under notes receivable	—	(125)
Principal payments received on notes receivable	1,006	365
Net cash (used in) provided by investing activities	(37,953)	2,489
FINANCING ACTIVITIES:
Bank borrowings	37,500	5,500
Repayment of bank borrowings	(10,000)	—
Principal payments on mortgage loan payable and bonds payable	(8,180)	(16,657)
Proceeds from stock offering	9,654	—
Repurchase of common stock	—	(16)
Repurchase of preferred stock	—	(2,000)
Distributions paid to non-controlling interests	(115)	(153)
Distributions paid to stockholders	(25,986)	(25,693)
Other	66	—
Net cash provided by (used in) financing activities	2,939	(39,019)

Decrease in cash and cash equivalents	(3,358)	(7,010)
Cash and cash equivalents, beginning of period	8,856	21,118
Cash and cash equivalents, end of period	$ 5,498	$ 14,108
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$640	$1,591
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	—	23

(1)          During the six months ended June 30, 2010 and 2009, we recorded $175,000 and $226,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            General

LTC Properties, Inc., a Maryland corporation, is a real estate investment trust (or REIT) that invests primarily in senior housing and long term care properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.            Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2010 (in thousands):

		Percentage of Investments		Number of Properties (1)	Number of			Investment per Bed/Unit
Type of Property	Gross Investments		Number of Loans		SNF Beds	ALF Units	ILF Units
Assisted Living Properties	$24,907	36.3%	10	15	—	589	—	$42.29
Skilled Nursing Properties	36,591	53.3%	28	35	4,011	—	—	$ 9.12
Other Properties (2)	3,396	4.9%	1	1	99	74	—	$19.63
School (3)	3,750	5.5%	1	1	N/A	N/A	N/A	N/A
Totals	$68,644	100.0%	40	52	4,110	663	—

(1)     We have investments in 14 states that include mortgages to 21 different operators.

(2)  Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(3)     This loan is currently non-performing.  See below for further discussion.

At June 30, 2010, the performing mortgage loans had interest rates ranging from 9.7% to 14.0% and maturities ranging from 2011 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the six months ended June 30, 2010, we invested $72,000 under one mortgage loan for capital improvements and we received $1,957,000 in regularly scheduled principal payments.  During the six months ended June 30, 2010, we recorded an $852,000 provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, we received notice from the borrower that it had ceased operations.  Prior to that notice, the borrower was current with all loan payments. The borrower has filed for Chapter 7 bankruptcy and we have filed a Motion for Relief from Stay.  If relief is granted by the court, we will either (i) record the existing Deed-in-Lieu, or (ii) initiate foreclosure proceedings.

Subsequent to June 30, 2010, we invested $1,622,000, before closing fees of $64,000, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018.  The current interest rate is 10.9%, increasing 0.13% annually.

During the six months ended June 30, 2009, we received $1,986,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property with 120 beds located in Tennessee.  Additionally, we invested $216,000 under one mortgage loan for capital improvements.  We received $2,210,000 in regularly scheduled principal payments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2010 (in thousands):

			Number of Properties (1)	Number of			Investment per Bed/Unit
Type of Property	Gross Investments	Percentage of Investments		SNF Beds	ALF Units	ILF Units
Assisted Living Properties	$256,668	45.8%	84	—	3,700	—	$69.37
Skilled Nursing Properties	242,507	43.3%	60	6,908	—	—	$35.11
Other Properties (2)	51,809	9.2%	11	696	216	370	$40.41
School	9,270	1.7%	1	N/A	N/A	N/A	N/A
Totals	$560,254	100.0%	156	7,604	3,916	370

(1)	We have investments in 23 states leased to 26 different operators.
(2)	Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

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

(iii)           as a percentage of facility net patient revenues in excess of base amounts; or

(iv)          specific dollar increases.

During the three months ended June 30, 2010, we acquired two properties in Virginia, a 90-bed skilled nursing property and a property with 137 skilled nursing beds, 47 assisted living units, and 46 independent living units, for $22,000,000 and incurred and expensed $7,000 in transaction costs.  These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options.

Additionally, during the six months ended June 30, 2010, we acquired a 120-bed skilled nursing property in Florida for $9,000,000 and incurred and expensed $51,000 in transaction costs.  This property was leased to a third party operator under a 12-year lease with two 10-year renewal options.  Also during the six months ended June 30, 2010, we purchased a 166-bed skilled nursing property in Texas for $7,850,000 and incurred and expensed $30,000 in transaction costs.  This property was leased to a third party operator under a 10-year lease with two five-year renewal options.  We paid this operator, who previously operated the property under a lease with the seller, $125,000 as a lease inducement.  The lease inducement is amortized as a yield adjustment over the life of the lease.

Also during the six months ended June 30, 2010, we invested $890,000 at an average yield of 10.0%, under agreements to expand and renovate eight existing properties operated by six different operators.  We also invested $1,016,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

Subsequent to June 30, 2010, a lessee notified us of its intent to exercise its option to purchase a 195-bed skilled nursing property located in Virginia on November 1, 2010.  The carrying value of this property as of June 30, 2010 was $4,398,000 and the annual revenue from this property is $471,000. At this time, we anticipate an immaterial net gain from this sale.

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

3.            Notes Receivable

During the six months ended June 30, 2010, we received $1,006,000 in principal payments under various loans and line of credit agreements with certain operators.  At June 30, 2010, we had six such loans outstanding with a carrying value of $1,720,000 at a weighted average interest rate of 12.0%.  At December 31, 2009, we had seven such loans outstanding with a carrying value of $2,689,000 at a weighted average interest rate of 11.52%.

Subsequent to June 30, 2010, we funded an additional $100,000 under a $250,000 loan commitment we provided to a lessee of three assisted living properties. The total funded under this commitment is $250,000. The loan has an interest rate of 9% and matures on November 30, 2011.

4.            Marketable Securities

At June 30, 2010 and December 31, 2009, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  Subsequent to June 30, 2010, we received the semi-annual interest on the notes as scheduled.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

On July 7, 2010, SHG reported that a Humboldt County, California, jury returned a verdict against SHG related to a complaint filed on May 4, 2006.  The jury awarded the plaintiffs $613,000,000 in statutory damages and $58,000,000 in restitutionary damages.  The plaintiffs alleged that certain California-based facilities operated by SHG’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities.  SHG has stated publicly that it believes the company is appropriately staffed and its caregivers work diligently every day to provide the care and services its residents need and deserve.  SHG also announced that it has agreed with the plaintiffs to enter into mediation.  As part of the agreement, the plaintiffs will not move to collect on their verdict against SHG, and, in return, SHG will not transfer or impair any assets.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Accounting Standards Codification No. 320, Investments—Debt and Equity Securities (or ASC 320), requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (or OTTI) related to other factors such as SHG’s ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

As a result of the verdict against SHG, the fair value of our SHG Senior Subordinated Notes has decreased below amortized cost basis which we believe to be temporary based on the facts available to us.  We do not intend to sell the debt securities and currently we have concluded that it is not “more likely than not” that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.  We will continue to evaluate our debt securities for OTTI as the mediation between SHG and the plaintiffs progresses.

5.            Debt Obligations

Bank Borrowings. During the six months ended June 30, 2010, we added a new lender with a $30,000,000 commitment to our Unsecured Credit Agreement, dated July 17, 2008.  This additional commitment provides a total availability of $110,000,000 under our Unsecured Credit Agreement with the opportunity to increase the credit amount up to a total of $120,000,000.  The Unsecured Credit Agreement provides a revolving line of credit with a final maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

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

During the six months ended June 30, 2010 we borrowed $37,500,000 and repaid $10,000,000 under our Unsecured Credit Agreement.  At June 30, 2010, we had $41,000,000 outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement with $69,000,000 available for borrowing.  At December 31, 2009, we had $13,500,000 outstanding at an interest rate of LIBOR plus 1.50% under the Unsecured Credit Agreement.  Also, at June 30, 2010 and December 31, 2009, we were in compliance with all covenants.

Subsequent to June 30, 2010, we repaid $41,000,000 under our Unsecured Credit Agreement using the proceeds from the sale of the senior unsecured notes discussed below.  After this repayment we have no outstanding balance under our Unsecured Credit Agreement and $110,000,000 available for borrowing.

Senior Unsecured Notes.  Subsequent to June 30, 2010, we completed the sale to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) of $25,000,000 aggregate principal amount of 5.26% senior unsecured term notes due July

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes due January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50,000,000 of senior unsecured fixed-rate term notes during the three-year issuance period.

Mortgage Loans Payable.  During the three months ended June 30, 2010, we paid off a $7,626,000 mortgage loan secured by an assisted living property located in California.  The retired debt had an interest rate of 8.69%.  Also, during the six months ended June 30, 2010, we paid $59,000 in regularly scheduled principal payments. At June 30, 2010, we have no mortgage loans outstanding.  At December 31, 2009, we had one mortgage loan outstanding with a carrying value of $7,685,000 at a fixed interest rate of 8.69%.

During the three months ended June 30, 2009, we paid off two mortgage loans in the amount of $15,834,000 secured by 10 assisted living properties located in various states.  The retired debt bore a weighted average interest rate of 8.81%.  During the six months ended June 30, 2009, we paid $358,000 in regularly scheduled principal payments.

Bonds Payable.  At June 30, 2010 and December 31, 2009, we had outstanding principal of $3,730,000 and $4,225,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the six months ended June 30, 2010, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.1%.  During the six months ended June 30, 2010 and 2009, we paid $495,000 and $465,000 in regularly scheduled principal payments.  As of June 30, 2010 and December 31, 2009, the aggregate carrying value of real estate properties securing our bonds payable was $7,311,000 and $7,443,000, respectively.

6.            Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$452,332	$1,981	$454,313
Net income	22,104	96	22,200
Common stock offering	9,654	—	9,654
Vested stock options and restricted stock	721	—	721
Reclassification adjustment	(56)	—	(56)
Non-controlling interest preferred return	—	(115)	(115)
Preferred stock dividends	(7,570)	—	(7,570)
Common stock dividends	(18,416)	—	(18,416)
Stock option exercises	159	—	159
Balance at June 30, 2010	$458,928	$1,962	$460,890

Preferred Stock.  At June 30, 2010, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at June 30, 2010.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At June 30, 2010, we had 37,816 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (Series E preferred stock) outstanding.  During the six months ended June 30, 2010, no holders of our Series E preferred stock elected to convert into shares of our common stock.  During the six months ended June 30, 2009 holders of 900 shares of our Series E preferred stock elected to convert such shares into 1,800 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  Total shares reserved for issuance of common stock related to the conversion of Series E preferred stock were 75,632 at June 30, 2010.

At June 30, 2010, we had 5,894,216 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F Preferred Stock) outstanding.  During the six months ended June 30, 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our Series F Preferred Stock at an average cost of $18.27 per share, including commissions.  The Series F preferred stock has a liquidation value of $25.00 per share.  As required by the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs was added to net income in calculating net income allocable to common stockholders.

Common Stock.  During the six months ended June 30, 2010, a total of 6,666 common stock options were exercised at a total option value of $159,000 and a total market value on the date of exercise of $182,000. No common stock options were exercised during the six months ended June 30, 2009.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock.  During the six months ended June 30, 2010, we did not purchase shares of our common or preferred stock.  During the six months ended June 30, 2009, we purchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commission.  The shares were purchased on the open market under this Board authorization.  At June 30, 2010, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of common and/or preferred stock.

On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75,000,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc.  During the six months ended June 30, 2010, we sold 365,000 shares of common stock at a weighted average price, including fees, of $26.45 per share, resulting in net proceeds of $9,654,000 after $249,000 of fees. At June 30, 2010 we had $64,314,000 available under this equity distribution agreement.

On June 9, 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Non-controlling Interests. We have one limited partnership and have reserved 112,588 shares of our common stock under this partnership agreement.  Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost.  The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option.    If we issued shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

be reclassified to stockholders’ equity.  At June 30, 2010, the carrying value and market value of the partnership conversion rights was $1,962,000 and $2,780,000, respectively.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$ 1,636	$ 1,636	$ 1,636	$ 1,636
Series E	40	40	41	41
Series F	5,894	5,894	5,894	5,949
	7,570	7,570	7,571	7,626

Common Stock (1)	18,416	18,416	18,067	18,067

Total	$25,986	$25,986	$25,638	$25,693

(1)   Represents $0.13 per share per month for the six months ended June 30, 2010 and 2009.

In July 2010, we declared a monthly cash dividend of $0.13 per common share per month for the months of July, August and September 2010, payable on July 30, August 31 and September 30, 2010, respectively, to stockholders of record on July 22, August 23 and September 22, 2010, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $334,000 and $390,000 at June 30, 2010 and December 31, 2009, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Comprehensive Income:
Net income	$11,630	$10,740	$22,200	$21,978
Reclassification adjustment	(28)	(28)	(56)	(288)

Comprehensive income	$11,602	$10,712	$22,144	$21,690

Stock-Based Compensation.  No stock options were issued during the six months ended June 30, 2010 and 2009.  At June 30, 2010, the total number of stock options that are scheduled to vest through December 31, 2010, 2011 and 2012 is 5,000, 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense relating to the vesting of stock options for the three and six months ended June 30, 2010 were $28,000 and $67,000, respectively.  Compensation expense relating to the vesting of stock options for the three and six months ended June 30, 2009 were $35,000 and $70,000, respectively.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2010, 2011 and 2012 is $8,000, $17,000 and $10,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended June 30, 2010, we granted 4,000 shares of restricted common stock at $25.95 per share and 1,000 shares of restricted common stock at $25.04 per share.  These shares vest ratably over a three-year period from the grant date.  During the six months ended June 30, 2010, we granted 11,030 shares of restricted common stock at $26.53 per share. These shares vest ratably over a three-year period from the grant date.   Also, during the six months ended June 30, 2010, we granted 99,661 shares of restricted common stock at $26.53 per share. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.  During the three and six months ended June 30, 2010, we recognized $327,000 and $654,000, respectively, of compensation expense related to the vesting of restricted common stock.

During the three months ended June 30, 2009, we granted 3,000 shares of restricted common stock at $18.34 per share.  These shares vest ratably over a three-year period from the grant date.  During the six months ended June 30, 2009, we granted 36,988 shares of restricted common stock at $17.06 per share.  These shares vest ratably over a three-year period from the grant date.  During the three and six months ended June 30, 2009, we recognized $316,000 and $595,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.            Commitments and Contingencies

The following table summarizes our capital improvement commitments as of June 30, 2010 (dollar amounts in thousands):

			Used		Open
Commitment		Expiration Date	Commitment at 6/30/10		Commitment at 6/30/10	Estimated Yield		Property Type (1)	Properties	Major Operator
$ 2,500		9/30/2010	$1,611	(10)	$889	10.00%	(2)	OTHER	1	N/A
875		10/7/2010	769		106		(7)	ALF	1	N/A
1,920		12/1/2010	967		953		(6)	ALF	2	N/A
4,000		12/31/2010	123		3,877	11.00%	(2)	SNF	1	Preferred Care
2,000		1/01/2011	—		2,000		(2)(5)	SNF	1	N/A
175		1/31/2011	84		91		(7)	SNF	1	N/A
1,500		5/31/2011	35		1,465		(8)	ALF	3	N/A
5,000	(8)	12/31/2014	—		5,000 (9)		(4)	ALF	37	ALC
$17,970	(11)		$3,589		$14,381

(1)	Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.
(2)	Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.
(3)	Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.
(4)	9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).
(5)	The higher of one-year LIBOR plus 5.3% or 10%.
(6)

The commitment is allocated in three tranches of $750,000, $850,000 and $320,000. The yield for the $750,000 tranche is included in the initial lease rate; the yield for the $850,000 tranche is 8.5% with minimum rent increases as per footnote (3); the yield for the $320,000 tranche is 9.5% with minimum rent increases as per footnote (3).

(7)	The yield is included in the initial lease rate.
(8)	The lease rate in affect on the date funded: 7% for March through November 2010. Minimum rent increase as per footnote (2).
(9)	$5,000,000 per year for the life of the lease.
(10)	Subsequent to June 30, 2010, we invested an additional $146,000 in this commitment.
(11)

Subsequent to June 30, 2010, we committed to provide a lessee with a $150,000 capital improvement allowance for a property with 72 skilled nursing beds and 16 assisted living units that they lease from us. The commitment includes a 10% yield and matures on December 31, 2010. Minimum rent increases as per footnote (2) above.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our loan commitments as of June 30, 2010 (dollar amounts in thousands):

	Commitment	Expiration Date	Used Commitment at 6/30/10		Open Commitment at 6/30/10		Yield	Property Type (1)	Properties	Major Operator
Griffiths	$450	8/31/2010	$250		$200		10.00%	SNF	4	N/A
Brownsville	50	3/31/2011	20		30		10.00%	OTHER	1	N/A
Sr. Lifestyle	250	11/30/2011	150	(1)	100	(1)	9.00%	ALF	3	N/A
	$750		$420		$330

(1)          Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)          Subsequent to June 30, 2010, an additional $100,000 was funded under this commitment.

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

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the quarter ended March 31, 2010 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT (1)	ALC	Brookdale

Current assets	$ 515,161	$ 27,171	$ 347,005
Non-current assets	1,199,128	429,769	4,291,052
Current liabilities	309,031	33,487	672,203
Non-current liabilities	1,369,844	146,647	2,888,316
Stockholders’ equity	35,414	276,806	1,077,538

Gross revenue	508,834	57,859	544,424
Operating expenses	449,083	50,239	528,586
Income (loss) from continuing operations	15,156	3,613	(14,295)
Net income (loss)	15,566	3,613	(14,295)

Cash provided by operations	26,564	10,109	47,129
Cash used in investing activities	(16,897)	(3,859)	(51,975)
Cash provided by (used in) financing activities	74,461	(479)	4,089

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.3%, or $58,663,000, of our total assets at June 30, 2010 and 15.5% of rental revenue and interest income from mortgage loans recognized as of June 30, 2010.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.3%, or $58,405,000, of our total assets at June 30, 2010 and 14.5% of rental revenue and interest income from mortgage loans recognized as of June 30, 2010.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 31 skilled nursing properties and two other properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 3,963 skilled nursing beds and 49 assisted living units.  This represents approximately 11.4%, or $58,854,000, of our total assets at June 30, 2010 and 14.9% of rental revenue and interest income from mortgage loans recognized as of June 30, 2010. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at June 30, 2010 and December 31, 2009.  During each of the three and six months ended June 30, 2010 and 2009, we recognized $180,000 and $360,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  Subsequent to June 30, 2010, we received the semi-annual interest on the notes as scheduled.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and six months ended June 30, 2010, we received $1,042,000 and $2,076,000, respectively, in rental income and recorded $83,000 and $175,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and six months ended June 30, 2009, we received $1,017,000 and $2,025,000, respectively, in rental income and recorded $109,000 and $226,000, respectively, in straight-line rental income from subsidiaries of SHG.  At June 30, 2010 and December 31, 2009, the straight-line rent receivable from subsidiaries of SHG was $2,655,000 and $2,480,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

On July 7, 2010, SHG reported that a Humboldt County, California, jury returned a verdict against SHG related to a complaint filed on May 4, 2006.  The jury awarded the plaintiffs $613,000,000 in statutory damages and $58,000,000 in restitutionary damages.  The plaintiffs alleged that certain California-based facilities operated by SHG’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities.  SHG has stated publicly that it believes the company is appropriately staffed and its caregivers work diligently every day to provide the care and services its residents need and deserve.  SHG also announced that it has agreed with the plaintiffs to enter into mediation.  As part of the agreement, the plaintiffs will not move to collect on their verdict against SHG, and, in return, SHG will not transfer or impair any assets.

Accounting Standards Codification No. 320, Investments—Debt and Equity Securities (or ASC 320), requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (or OTTI) related to other factors such as SHG’s ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

As a result of the verdict against SHG, the fair value of our SHG Senior Subordinated Notes has decreased below amortized cost basis which we believe to be temporary based on the facts available to us.  We do not intend to sell the debt securities and currently we have concluded that it is not “more likely than not” that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.  We will continue to evaluate our debt securities for OTTI as the mediation between SHG and the plaintiffs progresses.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.    Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$11,630	$10,740	$22,200	$21,978

Less net income allocated to non-controlling interests:	(48)	(76)	(96)	(153)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(58)	(35)	(101)	(71)
Total net income allocated to participating securities	(58)	(35)	(101)	(71)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,785)	(3,786)	(7,570)	(7,571)
Allocation of income from preferred stock buyback	—	—	—	626
Total net income allocated to preferred stockholders	(3,785)	(3,786)	(7,570)	(6,945)

Total net income allocable to common stockholders	7,739	6,843	14,433	14,809

Effect of dilutive securities:
Convertible preferred securities	20	20	40	41
Net income for diluted net income per share	$7,759	$6,863	$14,473	$14,850

Shares for basic net income per share	23,643	23,081	23,464	23,070
Effect of dilutive securities:
Stock options	24	6	24	6
Convertible preferred securities	76	76	75	75
Shares for diluted net income per share	23,743	23,163	23,563	23,151

Basic net income per share	$0.33	$0.30	$0.62	$0.64
Diluted net income per share (1)	$0.33	$0.30	$0.61	$0.64

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of June 30, 2010 and December 31, 2009 assuming election of fair value for our financial assets and financial liabilities were as follows:

	At June 30, 2010			At December 31, 2009
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$67,146	$75,963	(1)	$69,883	$80,200	(1)
Marketable debt securities	6,476	6,711	(2)	6,473	6,874	(2)
Mortgage loans payable	—	—		7,685	7,806	(3)
Bonds payable	3,730	3,730	(4)	4,225	4,225	(4)
Bank borrowings	41,000	41,000	(4)	13,500	13,500	(4)

(1)               Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable as June 30, 2010 and December 31, 2009 was 7.5%.

(2)               Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities at June 30, 2010 and December 31, 2009 was 103.25% and 105.75%, respectively.  Subsequent to June 30, 2010, SHG reported a Humboldt County, California, jury returned a verdict against SHG.  See Note 4. Marketable Securities for further discussion.  As a result of this verdict, the pricing of our marketable debt securities decreased to 88% or $5,720,000 as of July 26, 2010.

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

(4)               Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable approximated their carrying values at June 30, 2010 and December 31, 2009 based upon prevailing market interest rates for similar debt arrangements.

12.    Subsequent Events

Subsequent to June 30, 2010 the following events occurred.

We declared a monthly cash dividend of $0.13 per common share per month for the months of July, August and September 2010, payable on July 30, August 31 and September 30, 2010, respectively, to stockholders of record on July 22, August 23 and September 22, 2010, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We funded an additional $146,000 under a $2,500,000 capital improvement commitment we provided to a lessee for a skilled nursing property they lease from us.  The commitment includes interest compounded at 10% on each advance made from each disbursement date until final distribution of the commitment.  Upon the earlier of September 30, 2010 or final distribution, the minimum rent will increase by an amount equal to the capital allowance funded plus compounded interest multiplied by 10%.  After this funding, we have an open commitment of $744,000 under this agreement.

We agreed to a $150,000 capital improvement commitment with a lease for a property with 72 skilled nursing beds and 16 assisted living units that they lease from us.  The commitment includes interest compounded at 10% on each advance made from each disbursement date until final distribution of the commitment.  Upon the earlier of the improvement deadline of December 31, 2010 or the final advance, the minimum rent will increase by an amount equal to the capital allowance funded plus compounded interest multiplied by 10%.  No funds have been requested under this agreement.

A lessee notified us of its intent to exercise its option to purchase a 195-bed skilled nursing property located in Virginia on November 1, 2010.  The carrying value of this property as of June 30, 2010 was $4,398,000 and the annual revenue from this property is $471,000.  At this time, we anticipate an immaterial net gain from this sale.

We funded an additional $100,000 under a $250,000 loan commitment we provided to a lessee of three assisted living properties. The total funded under this commitment is $250,000. The loan has an interest rate of 9% and matures on November 30, 2011.

We invested $1,622,000, before closing fees of $64,000, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018.  The current interest rate is 10.9%, increasing 0.13% annually.

We completed the sale to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) of $25,000,000 aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes due January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50,000,000 of senior unsecured fixed-rate term notes during the three-year issuance period.

We repaid $41,000,000 under our Unsecured Credit Agreement using proceeds from the sale of the Prudential senior unsecured notes.  After this repayment we have no outstanding balance under our Unsecured Credit Agreement and $110,000,000 available for borrowing.

On July 7, 2010, SHG reported that a Humboldt County, California, jury returned a verdict against SHG related to a complaint filed on May 4, 2006.  The jury awarded the plaintiffs $613,000,000 in statutory damages and $58,000,000 in restitutionary damages.  The plaintiffs alleged that certain California-based facilities operated by SHG’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities.  SHG has stated publicly that it believes the company is appropriately staffed and its caregivers work diligently every day to provide the care and services its residents need and deserve.  SHG also announced that it has agreed with the plaintiffs to enter into mediation.  As part of the agreement, the plaintiffs will not move to collect on their verdict against SHG, and, in return, SHG will not transfer or impair any assets. At June 30, 2010, we had an investment in $6,500,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  Subsequent to June 30, 2010, we received the semi-annual interest on the notes as scheduled.  See Note 4. Marketable Securities for further discussion.  One of our board members is the chief executive officer of SHG.  See Note 9. Transactions with Related Party for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Accounting Standards Codification No. 320, Investments—Debt and Equity Securities (or ASC 320), requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (or OTTI) related to other factors such as SHG’s ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

As a result of the verdict against SHG, the fair value of our SHG Senior Subordinated Notes has decreased below amortized cost basis which we believe to be temporary based on the facts available to us.  We do not intend to sell the debt securities and currently we have concluded that it is not “more likely than not” that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.  We will continue to evaluate our debt securities for OTTI as the mediation between SHG and the plaintiffs progresses.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  In the second quarter of 2010, senior housing and long term healthcare properties comprised of approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of June 30, 2010 (dollar amounts in thousands):

			Six Months Ended June 30, 2010		Percentage	Number	Number of			Investment
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (2)	of Revenues (3)	of Properties (4)	SNF Beds	ALF Units	ILF Units	per Bed/Unit
Assisted Living Properties	$281,575	44.8%	$14,935	$1,407	46.1%	99	—	4,289	—	$65.65
Skilled Nursing Properties	279,098	44.4%	14,043	2,134	45.6%	95	10,919	—	—	25.56
Other Properties (1)	55,205	8.8%	2,081	197	6.4%	12	795	290	370	37.94
Schools	13,020	2.0%	601	77	1.9%	2	N/A	N/A	N/A	N/A
Totals	$628,898	100.0%	$31,660	$3,815	100.0%	208	11,714	4,579	370

(1)	Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.
(2)	Includes Interest Income from Mortgage Loans.
(3)	Includes Rental Income and Interest Income from Mortgage Loans.
(4)	We have investments in 29 states leased or mortgaged to 43 different operators.

As of June 30, 2010 we had $474.4 million in carrying value of net real estate investment, consisting of $407.3 million or 85.8% invested in owned and leased properties and $67.1 million or 14.2% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2010, rental income and interest income from mortgage loans represented 87.8% and 10.6%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the six months ended June 30, 2010 and 2009, we recorded $1.9 million and $2.2 million, respectively, in straight-line rental income.  Also during each of the six months ended June 30, 2010 and 2009, we recorded an additional $0.4 million of straight-line rent receivable reserve. Straight-line rental income on a same store basis will decrease from $3.6 million for projected annual 2010 to $1.6 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.  Conversely, our cash rental income is projected to increase from $61.6 million for projected annual 2010 to $64.8 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  During the six months ended June 30, 2010, we received $30.1 million of cash rental revenue and recorded amortization of lease inducement cost of $0.3 million.  At June 30, 2010 and December 31, 2009, the straight-line rent receivable balance, net of reserves, on the balance sheet was $18.7 million and $17.3 million, respectively.

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

•                  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages.  The average per bed cost of our owned skilled nursing properties is approximately $35,100 per bed while that of properties subject to our mortgages is approximately $9,100 per bed.

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

•                  For assisted living and independent living investments we have attempted to diversify our portfolio both geographically and across product levels.  Thus, we believe that although the majority of our investments are in affordably priced units, our portfolio also includes a significant number of upscale units in appropriate markets with certain operators.

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

At June 30, 2010, we had $5.5 million of cash on hand, $69.0 million available on our $110.0 million Unsecured Credit Agreement which matures July 17, 2011 and our potential ability to access the capital markets through the issuance of $64.3 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $400.0 million effective shelf registration.  Subsequent to June 30, 2010, we completed the sale to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes due January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  The proceeds from the $50.0 million senior unsecured term notes were used to repay $41.0 million under our Unsecured Credit Agreement.  After this repayment we have no outstanding balance under our Unsecured Credit Agreement and $110.0 million available for borrowing.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Political Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On July 31, 2009, CMS published the final Medicare skilled nursing facility rates for fiscal year 2010, which began on October 1, 2009.  The rule reduces Medicare payments by $360 million or 1.1%, compared to fiscal year 2009 levels.  The rule provides for a recalibration of the case mix weights that will reduce payments by 3.3%, which more than offsets the 2.2% market basket update.  On July 22, 2010, CMS published a notice with comment period announcing Medicare skilled nursing facility prospective payment system rates for fiscal year 2011, beginning October 1, 2010.  CMS estimates that the notice would increase total Medicare skilled nursing facility payments by $542 million (1.7%) in FY 2011 compared to 2010 rates as a result of a 2.3% increase in the market basket update, offset in part by a negative 0.6% adjustment to reflect the difference between CMS’s previous forecast and the actual change in the market basket index for FY 2009.  The loss of revenues associated with future changes in skilled nursing facility payment rates could have an adverse effect on the financial condition of our lessees and borrowers which could, in turn, adversely impact the timing or level of their payments to us.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (or, collectively, the Health Care Reform Law).  The Health Care Reform Law contain various provisions that may impact us directly and that may impact our lessees and borrowers.  Certain provisions of this law may have a positive impact on the revenues of our lessees and borrowers, by increasing coverage of uninsured individuals, for example.  Other provisions may have a negative impact on our lessees and borrowers, including health care provider cost-containment initiatives such as reductions in Medicare skilled nursing facility reimbursement, measures to tie Medicare provider reimbursement to health care quality, mandatory compliance programs, enhanced transparency and disclosure requirements, and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services, among others.  In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of post-acute services.  The Health Care Reform Law also strengthens certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of federal health care laws.  In addition, there are provisions that impact the health coverage that we and our lessees and borrowers provide to our respective employees.  We cannot predict at this time what effect, if any, the various provisions of the Health Care Reform Law will have on our lessees and borrowers or our business; however, if the operations, cash flows or financial condition of our lessees and borrowers are materially adversely impacted by the Health Care Reform Law, our revenue and operations may be adversely affected as well.

In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states, and most states have adopted Medicaid cost containment provisions in recent years in light of budget shortfalls.  Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies.  Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third party payors.

Key Transactions

During the three months ended June 30, 2010, we purchased two properties in Virginia, a 90-bed skilled nursing property and a property with 137 skilled nursing beds, 47 assisted living units and 46 independent units, for a total purchase price of $22.0 million and incurred and expensed $7,000 in transaction costs.  These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options.  Also, during the three months ended June 30, 2010, we paid off a $7.6 million mortgage loan secured by an assisted living property located in California.  The retired debt had an interest rate of 8.69%.

Subsequent to June 30, 2010, we completed the sale to affiliates and managed accounts of Prudential of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes due January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period. We used proceeds from the sale of the senior unsecured notes to repay $41.0 million under our Unsecured Credit Agreement subsequent to June 30, 2010.  After this repayment we have no outstanding balance under our Unsecured Credit Agreement and $110.0 million available for borrowing.

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

	Period Ended
	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09
	(gross investment, in thousands)
Asset mix:
Real property	$560,254	$536,963	$519,460	$505,181	$504,354
Loans receivable	68,644	69,663	70,587	72,268	74,286

Investment mix:
Assisted living properties	$293,258	$292,249	$292,225	$278,989	$278,888
Skilled nursing properties	279,097	271,165	254,695	255,649	257,456
Other properties (1)	43,523	30,192	30,107	29,791	29,276
Schools	13,020	13,020	13,020	13,020	13,020

Operator mix:
Brookdale Communities	$ 84,210	$ 84,210	$ 84,210	$ 84,210	$ 84,210
Preferred Care, Inc. (2)	86,516	86,610	86,702	86,803	86,923
Extendicare (ALC)	88,034	88,034	88,034	88,034	88,034
Remaining operators	370,138	347,772	331,101	318,402	319,473

Geographic mix:
Colorado	$ 27,806	$ 27,806	$ 27,806	$ 27,806	$ 27,753
Florida	53,078	53,132	44,144	43,941	43,887
Ohio	56,804	56,804	56,804	56,804	56,804
Texas	109,556	110,017	102,741	103,251	103,657
Washington	28,118	28,138	27,815	27,293	27,312
Remaining states	353,536	330,729	330,737	318,354	319,227

(1)    Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)    Preferred Care, Inc. leases 23 skilled nursing and two combination properties under two master leases and one skilled nursing property under a separate lease agreement.  In addition, they operate seven skilled nursing properties securing six mortgage loans receivable we have with unrelated third parties and one mortgage loan receivable we have with Preferred Care.  They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

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

	Year to Date	Quarter Ended
	6/30/10	6/30/10		3/31/10		12/31/09		9/30/09		6/30/09

Debt to book capitalization ratio	8.9%	8.9%	(1)	7.9%	(1)	5.3%	(1)	2.6%	(6)	5.3%
Debt & Preferred Stock to book capitalization ratio	45.8%	45.8%	(1)	45.2%	(1)	44.2%	(1)	42.6%	(6)	44.1%

Debt to market capitalization ratio	5.5%	5.5%	(1)	4.6%	(1)	3.0%	(1)	1.6%	(6)	3.8%
Debt & Preferred Stock to market capitalization ratio	28.6%	28.6%	(1)	26.1%	(1)	25.1%	(4)	25.3%	(6)	29.5%

Interest coverage ratio(8)	37.7x	38.3x	(2)	37.0x	(3)	40.8x	(5)	45.2x	(7)	18.7x
Fixed charge coverage ratio(8)	3.7x	3.8x	(2)	3.5x	(3)	3.6x	(5)	3.7x	(7)	3.3x

(1)	Increase primarily due to the increase in bank borrowing.
(2)	Increase primarily due to additional net income generated from acquisitions in 2009 and 2010.
(3)

Decrease primarily due to the increase of $0.9 million in provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota. See Item 1. FINANCIAL STATEMENTS-Note 2.Real Estate Investments for further discussion.

(4)	Decrease primarily due to the increase in market capitalization partially offset by the increase in bank borrowing.
(5)	Decrease primarily due to the increase in operating and other expenses relating to transaction costs incurred for the acquisition of three assisted living properties in November of 2009.
(6)	Decrease primarily due to the repayment of $23.9 million of mortgage debt in June and July of 2009.
(7)	Increase primarily due to the decrease in interest expense relating to the repayment of mortgage debt.
(8)

In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure). Our coverage ratios indicate our ability to service interest expense and fixed charges (interest plus preferred dividends). Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDA. Below are a reconciliation of net income to EBITDA and the calculation of the interest coverage and fixed charge coverage ratios disclosed above:

	Year to Date	Quarter Ended
	6/30/10	6/30/10		3/31/10		12/31/09		9/30/09		6/30/09

Net income	$22,200	$11,630		$10,570		$11,056		$11,326		$10,740
Add: Interest Expense	820	419		401		372		340		814
Add: Depreciation and amortization	7,874	4,014		3,860		3,733		3,694		3,694
Total EBITDA	$30,894	$16,063		$14,831		$15,161		$15,360		$15,248

Interest expense	$820	$419		$401		$372		$340		$814

Interest coverage ratio	37.7x	38.3x		37.0x		40.8x		45.2x		18.7x

Interest expense	$ 820	$ 419		$ 401		$ 372		$ 340		$ 814
Preferred stock dividends	7,570	3,785		3,785		3,785		3,785		3,786
Total fixed charges	$8,390	$4,204		$4,186		$4,157		$4,125		$4,600

Fixed charge coverage ratio	3.7x	3.8x		3.5x		3.6x		3.7x		3.3x

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

•                 Changes in federal, state and local legislation and regulations.

Management regularly monitors the economic and other factors listed above.  We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues for the three months ended June 30, 2010 increased to $18.2 million from $17.4 million for the same period in 2009 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended June 30, 2010 increased $1.1 million from the same period in 2009 primarily due to increases resulting from acquisitions in 2010 and 2009.

Interest income from mortgage loans for the three months ended June 30, 2010 decreased $0.3 million from the same period in 2009 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income were comparable for each of the three months ended June 30, 2010 and 2009.

Interest expense for the three months ended June 30, 2010 was $0.4 million lower than the same period in 2009 due to a decrease in mortgage loans payable outstanding during the period resulting from the repayment of mortgage loans in 2010 and 2009 and normal amortization of existing mortgage loans partially offset by increase in bank borrowings outstanding.

Depreciation and amortization expense for the three months ended June 30, 2010 increased $0.3 million from the same period in 2009 primarily due to capital improvement investments and acquisitions in 2010 and 2009.

Provisions for doubtful accounts for the three months ended June 30, 2010 were comparable to the same period in 2009.

Operating and other expenses were comparable for each of the three months ended June 30, 2010 and 2009.

Net income allocable to common stockholders for the three months ended June 30, 2010 increased $0.9 million from the same period in 2009 due to the changes previously described above.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenues for the six months ended June 30, 2010 increased to $36.1 million from $35.1 million for the same period in 2009 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the six months ended June 30, 2010 increased $1.7 million from the same period in 2009 primarily due to increases resulting from acquisitions in 2010 and 2009.

Interest income from mortgage loans for the six months ended June 30, 2010 decreased $0.7 million from the same period in 2009 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income were comparable for each of the six months ended June 30, 2010 and 2009.

Interest expense for the six months ended June 30, 2010 was $0.9 million lower than the same period in 2009 due to a decrease in mortgage loans payable outstanding during the period resulting from the repayment of mortgage loans in 2010 and 2009 and normal amortization of existing mortgage loans partially offset by increase in bank borrowings outstanding.

Depreciation and amortization expense for the six months ended June 30, 2010 increased $0.5 million from the same period in 2009 primarily due to capital improvement investments and acquisitions in 2010 and 2009.

Provisions for doubtful accounts for the six months ended June 30, 2010 increased $0.9 million from the same period in 2009 primarily due to provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, the borrower notified us that they ceased operations.  Prior to that notice, the borrower was current with all loan payments. The borrower has filed for Chapter 7 bankruptcy and we have filed a Motion for Relief from Stay.  If relief is granted by the court, we will either (i) record the existing Deed-in-Lieu, or (ii) initiate foreclosure proceedings.

Operating and other expenses for the six months ended June 30, 2010 increased $0.3 million from the same period in 2009 primarily due to transaction costs related to the acquisitions in 2010 and the timing of certain expenditures.

Net income allocable to common stockholders for the six months ended June 30, 2010 decreased $0.4 million from the same period in 2009 due to the increase in income allocated to our preferred stockholders partially offset by the changes previously described above.  Income allocated to preferred stockholders during the six months ended June 30, 2009 includes the repurchase of preferred stock for less than the redemption value.

Liquidity and Capital Resources

Operating Activities.  At June 30, 2010, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $560.3 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $68.6 million (prior to deducting a $1.5 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 95 skilled nursing properties, 99 assisted living properties, 12 other properties and two schools.  Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  These properties are located in 29 states.  For the six months ended June 30, 2010, we had net cash provided by operating activities of $31.7 million.

For the six months ended June 30, 2010 we recorded $1.9 million in straight-line rent.  We currently expect that straight-line rent on a same store basis will decrease from $3.6 million for projected annual 2010 to $1.6 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely, our cash rental income is projected to increase from $61.6 million for projected annual 2010 to $64.8 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Also during the six months ended June 30, 2010, we recorded an additional reserve of $0.4 million on our straight-line rent receivable.  During the six months ended June 30, 2010 we received $30.1 million of cash rental revenue and recorded $0.3 million of amortized lease inducement cost.

Investing and Financing Activities.  For the six months ended June 30, 2010, we used $38.0 million of cash for investing activities.  We acquired two properties in Virginia, a 90-bed skilled nursing property and a property with 137 skilled nursing beds, 47 assisted living units and 46 independent living units, for $22.0 million and incurred and expensed $7,000 in transaction costs.  These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options.  Additionally, we acquired a 120-bed skilled nursing property in Florida for $9.0 million and incurred and expensed $0.1 million in transaction costs.  This property was leased to a third party operator under a 12-year lease with two 10-year renewal options.  We also purchased a 166-bed skilled nursing property in Texas for $7.9 million and incurred and expensed $30,000 in transaction costs.  This property was leased to a third party operator under a 10-year lease with two five-year renewal options.  We paid this operator, who previously operated the property under a lease with the seller, $0.1 million as a lease inducement.  The lease inducement is amortized as a yield adjustment over the life of the lease.  In addition, we invested $0.9 million, at an average yield of 10.0%, under agreements to expand and renovate eight existing properties operated by six different operators.  Additionally, we invested $1.0 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.  Subsequent to June 30, 2010, a lessee notified us of its intent to exercise its option to purchase a 195-bed skilled nursing property located in Virginia on November 1, 2010.  The carrying value of this property as of June 30, 2010 was $4.4 million and the annual revenue from this property is $0.4 million.  At this time, we anticipate an immaterial net gain from this sale.

During the six months ended June 30, 2010, we invested $0.1 million under one existing mortgage loan for capital improvements and we received $2.0 million in principal payments on mortgage loans.   Additionally, we recorded $0.9 million of provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  On April 20, 2010, the borrower notified us that they ceased operations.  Prior to that notice, the borrower was current with all loan payments. The borrower has filed for Chapter 7 bankruptcy and we have filed a Motion for Relief from Stay.  If relief is granted by the court, we will either (i) record the existing Deed-in-Lieu, or (ii) initiate foreclosure proceedings.  Subsequent to June 30, 2010, we invested $1.6 million, before closing fees of $0.1 million, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018.  The current interest rate is 10.9%, increasing 0.13% annually.

During the six months ended June 30, 2010, we received $1.0 million in principal payments on notes receivable.  Subsequent to June 30, 2010, we funded an additional $0.1 million under a $0.3 million loan commitment we provided to a lessee of three assisted living properties. The total funded under this commitment is $0.3 million. The loan has an interest rate of 9% and matures on November 30, 2011.

In December 2005, we purchased, on the open market, $10.0 million face value of Skilled Healthcare Group (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6.5 million face value of SHG Senior Subordinated Notes at June 30, 2010 and December 31, 2009.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  Subsequent to June 30, 2010, we received the semi-annual interest on the notes as scheduled.

On July 7, 2010, SHG reported that a Humboldt County, California, jury returned a verdict against SHG related to a complaint filed on May 4, 2006.  The jury awarded the plaintiffs $613.0 million in statutory damages and $58.0 million in restitutionary damages.  The plaintiffs alleged that certain California-based facilities operated by SHG’s wholly owned operating companies failed to provide an adequate number of qualified personnel to care for their residents and misrepresented the quality of care provided in their facilities.  SHG has stated publicly that it believes the company is appropriately staffed and its caregivers work diligently every day to provide the care and services its residents need and deserve.  SHG also announced that it has agreed with the plaintiffs to enter into mediation.  As part of the agreement, the plaintiffs will not move to collect on their verdict against SHG, and, in return, SHG will not transfer or impair any assets.

Accounting Standards Codification No. 320, Investments—Debt and Equity Securities (or ASC 320), requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (or OTTI) related to other factors such as SHG’s ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

As a result of the verdict against SHG, the fair value of our SHG Senior Subordinated Notes has decreased below amortized cost basis which we believe to be temporary based on the facts available to us.  We do not intend to sell the debt securities and currently we have concluded that it is not “more likely than not” that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.  We will continue to evaluate our debt securities for OTTI as the mediation between SHG and the plaintiffs progresses.

For the six months ended June 30, 2010, we received $2.9 million of cash in financing activities.  We paid $0.6 million in scheduled principal payments on mortgage loans and bonds payable.  Also, we paid off a $7.6 million mortgage loan secured by an assisted living property located in California at a fixed interest rate of 8.69%.

Our Unsecured Revolving Credit Agreement (or Unsecured Credit Agreement), dated July 17, 2008, was at an initial commitment amount of $80.0 million.  During the six months ended June 30, 2010, we added a new lender with a $30.0 million commitment to our Unsecured Credit Agreement increasing our total availability to $110.0 million.  The Unsecured Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The Unsecured Credit Agreement provides a revolving line of credit with a final maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50%.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

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

During the six months ended June 30, 2010, we borrowed $37.5 million and repaid $10.0 million under our Unsecured Credit Agreement.  At June 30, 2010, we had $41.0 million outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement with $69.0 million available for borrowing.  At June 30, 2010, we were in compliance with all our covenants.  Subsequent to June 30, 2010, we repaid $41.0 million under our Unsecured Credit Agreement using proceeds from the sale of the senior unsecured notes as discussed below.  After this repayment we have no outstanding balance under our Unsecured Credit Agreement and $110.0 million available for borrowing.

Subsequent to June 30, 2010, we completed the sale to affiliates and managed accounts of Prudential of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes due January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.

We paid cash dividends on our Series C, Series E, and Series F preferred stock totaling $1.6 million, $40,000 and $5.9 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $18.4 million.  In July 2010, we declared a monthly cash dividend of $0.13 per common share per month for the months of July, August and September 2010, payable on July 30, August 31 and September 30, 2010, respectively, to stockholders of record on July 22, August 23 and September 22, 2010, respectively.

During the six months ended June 30, 2010, a total of 6,666 common stock options were exercised at a total option value $0.2 million and a total market value on the date of exercise of $0.2 million.  During the six months ended June 30, 2010, we granted 4,000 shares of restricted common stock at $25.95 per share, 1,000 shares of restricted common stock at $25.04 per share, and 11,030 shares of restricted common stock at $26.53 per share.  These shares vest ratably over a three-year period from the grant date.  Also, during the six months ended June 30, 2010, we granted 99,661 shares of restricted common stock at $26.53 per share. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  We continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of our equity securities.

On August 5, 2009, we entered into an equity distribution agreement with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $75.0 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc.  During the six months ended June 30, 2010, we sold 365,000 shares of common stock at a weighted average price, including fees, of $26.45 per share, resulting in net proceeds of $9.7 million after $0.2 million of fees. At June 30, 2010, we had $64.3 million available under this equity distribution agreement.

Available Shelf Registration. On June 9, 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Liquidity.  We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties, other properties and schools we own or are pledged to us.  Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term healthcare facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term healthcare industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term healthcare industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities, other facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2010, our debt of $3.7 million, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At June 30, 2010, we had $5.5 million of cash on hand, $69.0 million available on our $110.0 million Unsecured Credit Agreement which matures July 17, 2011 and our potential ability to access the capital markets through the issuance of $64.3 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $400.0 million effective shelf registration.  Subsequent to June 30, 2010, we completed the sale to affiliates and managed accounts of Prudential of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes due January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  The proceeds from the $50.0 million senior unsecured term notes were used to repay $41.0 million under our Unsecured Credit Agreement.  After this repayment we have no outstanding balance under our Unsecured Credit Agreement and $110.0 million available for borrowing.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our current Unsecured Credit Agreement borrowing capacity and our uncommitted private shelf agreement with Prudential are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2010.

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

If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  If our evaluation indicates that collectibility is not reasonably assured we may place an investment on non-accrual status (i.e. we have stopped booking rent and/or interest on an accrual basis for a particular lease and/or mortgage loan because the collection of rent and/or interest is uncertain) or reserve against all or a portion of current income as provisions for doubtful accounts.  If our assumptions or estimates regarding the collectibility of future rent payments related to a lease change, we may have to record a reserve or write-off the existing related straight-line rent asset.  The ultimate amount of straight-line rental income we realize could be less than amounts recorded.  If our assumptions or estimates regarding the collectibility of a mortgage loan receivable change in the future, we may have to record a reserve to reduce the carrying value of the mortgage loan receivable (see “Allowance for Loan Losses” below).  During the six months ended June 30, 2010 and 2009, we recorded $1.9 million and $2.2 million, respectively, in straight-line rental income.  Also during each of the six months ended June 30, 2010 and 2009, we recorded an additional reserve of $0.4 million on our straight-line rent asset.  At June 30, 2010 and December 31, 2009, the straight-line rent receivable balance, net of reserves, recorded on the balance sheet was $18.7 million and $17.3 million, respectively.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  We evaluate the collectibility of our mortgage loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying property.  During the six months ended June 30, 2010, we recorded a $0.8 million increase in our allowance for loan loss reserve resulting primarily from a borrower ceasing operations in a private school property securing a mortgage loan partially offset by a reduction in our allowance for loan loss reserve resulting from regularly scheduled principal payments.  During the six months ended June 30, 2009, we recorded a $20,000 decrease in our allowance for loan loss reserve resulting from loan payoffs and regularly scheduled principal payments.  The allowance for loan losses balance was $1.5 million and $0.7 million at June 30, 2010 and December 31, 2009, respectively.

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

This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated by the asset (if the asset is going to be held) or the fair value less estimated cost to sell (if the asset is going to be sold).  If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.  During the six months ended June 30, 2010 and 2009, we did not recognize any impairment charges.

When an investment is considered impaired, we determine whether that impairment is other-than-temporary and the measurement of an impairment loss. The FASB provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

Depreciation and Useful Lives.  Land, buildings and improvements are recorded at the lower of depreciated cost or fair value.  The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates.  We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives generally ranging from 35 to 40 years for buildings, 10 to 20 years for building improvements, 7 to 10 years for equipment and 3 to 5 years for computer equipment.  We review and adjust useful lives periodically.  If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.  If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in an impairment charge in the future.  For the six months ended June 30, 2010 and 2009, we recorded depreciation and amortization expense of $7.9 million and $7.4 million, respectively.

For further discussion of our critical accounting policies, see Item 8. FINANCIAL STATEMENT—Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2010.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

3.2                            Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1                    Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 14, 2010

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

LTC PROPERTIES, INC.
Registrant

Dated: August 2, 2010	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)