Form 10-Q
period 2010-09-30
LTC PROPERTIES INC
filed 2010-10-25
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock outstanding on October 20, 2010 was 26,226,674.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2010

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Real Estate Investments:
Buildings and improvements, net of accumulated depreciation and amortization: 2010 — $154,566; 2009 — $142,839	$361,592	$333,530
Land	38,595	36,205
Properties held-for-sale, net of accumulated depreciation and amortization: 2010 — $2,487; 2009 — $2,341	7,299	4,545
Mortgage loans receivable, net of allowance for doubtful accounts: 2010 — $654; 2009 — $704	64,801	69,883
Real estate investments, net	472,287	444,163
Other Assets:
Cash and cash equivalents	12,493	8,856
Debt issue costs, net	882	476
Interest receivable	1,444	1,964
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2010 — $1,262; 2009 — $629	19,294	17,124
Prepaid expenses and other assets	8,534	8,663
Other assets related to properties held-for-sale	211	185
Notes receivable	1,429	2,689
Marketable securities(2)	6,477	6,473
Total Assets	$523,051	$490,593

LIABILITIES
Bank borrowings	$—	$13,500
Senior unsecured notes	50,000	—
Mortgage loan payable	—	7,685
Bonds payable	3,730	4,225
Accrued interest	608	102
Accrued expenses and other liabilities	9,045	7,786
Accrued expenses and other liabilities related to properties held-for-sale	35	15
Distributions payable	1,768	2,967
Total Liabilities	65,186	36,280

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2010 — 5,537; 2009 — 7,932	126,913	186,801
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2010 — 26,227; 2009 — 23,312	262	233
Capital in excess of par value	397,788	326,163
Cumulative net income	611,247	577,629
Other	307	390
Cumulative distributions	(680,614)	(638,884)
Total LTC Properties, Inc. Stockholders’ Equity	455,903	452,332

Non-controlling interests	1,962	1,981
Total Equity	457,865	454,313
Total Liabilities and Equity	$523,051	$490,593

(1)         On September 30, 2010 and December 31, 2009, we had $2,738,000 and $2,480,000, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)         At September 30, 2010 and December 31, 2009, we had a $6,500,000 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
Revenues:
Rental income (1)	$16,384		$14,832	$47,798		$44,554
Interest income from mortgage loans	1,868		2,061	5,683		6,538
Interest and other income (2)	265		306	842		949
Total revenues	18,517		17,199	54,323		52,041
Expenses:
Interest expense	852		340	1,672		2,046
Depreciation and amortization	4,073		3,621	11,801		10,870
Provisions for doubtful accounts	217		202	1,472		573
Operating and other expenses	1,914		1,766	5,817		5,417
Total expenses	7,056		5,929	20,762		18,906

Income from continuing operations	11,461		11,270	33,561		33,135
Discontinued operations:
Income from discontinued operations	101		56	201		169
Net income from discontinued operations	101		56	201		169
Net income	11,562		11,326	33,762		33,304

Income allocated to non-controlling interests	(48)		(76)	(144)		(229)
Net income attributable to LTC Properties, Inc.	11,514		11,250	33,618		33,075

Income allocated to participating securities	(54)		(34)	(155)		(105)
Income allocated to preferred stockholders	(5,889	)(3)	(3,785)	(13,459	)(3)	(10,730)
Net income available to common stockholders	$5,571		$7,431	$20,004		$22,240

Basic earnings per common share (4)
Continuing operations	$0.22		$0.32	$0.83		$0.96
Discontinued operation	$0.00		$0.00	$0.01		$0.01
Net income allocable to common stockholders	$0.22		$0.32	$0.83		$0.96

Diluted earnings per common share (4)
Continuing operations	$0.22		$0.32	$0.82		$0.96
Discontinued operation	$0.00		$0.00	$0.01		$0.01
Net income allocable to common stockholders	$0.22		$0.32	$0.83		$0.96

Weighted average shares used to calculate earnings per common share
Basic	24,930		23,108	23,959		23,083
Diluted	24,945		23,193	24,055		23,165

(1)     During the three and nine months ended September 30, 2010, we received $1,042,000 and $3,118,000, respectively, in rental income and recorded $83,000 and $259,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and nine months ended September 30, 2009, we received $1,017,000 and $3,042,000, respectively, in rental income and recorded $109,000 and $335,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)         During each of the three and nine months ended September 30, 2010 and 2009, we recognized $180,000 and $540,000, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(3)         Includes $2,383,000 of preferred stock redemption charge related to the redemption of all 4,921 shares of our Series E preferred stock and 2,357,686 shares of our Series F preferred stock. See Note 6. Equity for further discussion.

(4)         Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income allocable to common stockholders.  Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$33,762	$33,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	11,947	11,089
Stock-based compensation expense	982	1,025
Straight-line rental income—continuing and discontinued operations (1)	(2,815)	(3,245)
Provisions for doubtful accounts	1,472	573
Other non-cash items, net	735	491
Increase (decrease) in accrued interest payable	506	(184)
Decrease in interest receivable	219	231
Net change in other assets and liabilities	1,122	1,658
Net cash provided by operating activities	47,930	44,942

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(42,198)	(2,545)
Investment in real estate mortgages	(1,694)	(219)
Principal payments received on mortgage loans receivable	2,989	6,188
Advances under notes receivable	(100)	(125)
Principal payments received on notes receivable	1,413	537
Net cash (used in) provided by investing activities	(39,590)	3,836

FINANCING ACTIVITIES:
Bank borrowings	37,500	5,500
Repayment of bank borrowings	(51,000)	(5,500)
Proceeds from issuance of senior unsecured notes	50,000	—
Principal payments on mortgage loan payable and bonds payable	(8,180)	(24,800)
Proceeds from common stock offering	67,308	490
Repurchase of common stock	—	(16)
Redemption of preferred stock	(59,065)	—
Repurchase of preferred stock	—	(2,000)
Distributions paid to non-controlling interests	(163)	(229)
Distributions paid to stockholders	(40,546)	(38,524)
Other	(557)	259
Net cash used in financing activities	(4,703)	(64,820)

Increase (decrease) in cash and cash equivalents	3,637	(16,042)
Cash and cash equivalents, beginning of period	8,856	21,118
Cash and cash equivalents, end of period	$12,493	$5,076

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$856	$1,919
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	822	23
Conversion of mortgage loan to owned property	2,900	—

(1)         During the nine months ended September 30, 2010 and 2009, we recorded $259,000 and $335,000, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.              Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2010 (in thousands):

		Percentage		Number	Number of			Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties (1)	SNF Beds	ALF Units	ILF Units	per Bed/Unit
Assisted Living Properties	$24,808	37.9%	10	15	—	589	—	$42.12
Skilled Nursing Properties	37,297	57.0%	28	35	4,011	—	—	$9.30
Other Properties (2)	3,350	5.1%	1	1	99	74	—	$19.36
Totals	$65,455	100.0%	39	51	4,110	663	—

(1)     We have investments in 13 states that include mortgages to 20 different operators.

(2)     Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

At September 30, 2010, the mortgage loans had interest rates ranging from 9.8% to 14.3% and maturities ranging from 2011 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended September 30, 2010, we invested $1,622,000, before closing fees of $64,000, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018.  The current interest rate is 10.9%, increasing 0.13% annually.

During the nine months ended September 30, 2010, we invested $72,000 under one mortgage loan for capital improvements and we received $2,989,000 in regularly scheduled principal payments.  During the nine months ended September 30, 2010, we recorded an $852,000 provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  The borrower of the private school property ceased operations and filed for Chapter 7 bankruptcy.  In September 2010, we acquired the private school property via deed in lieu of foreclosure and have classified it as held-for-sale.  We are actively marketing to sell this property.

During the nine months ended September 30, 2009, we received $3,026,000 plus accrued interest related to the payoff of two mortgage loans secured by two skilled nursing properties.  Additionally, we invested $219,000 under one mortgage loan for capital improvements.  We received $3,162,000 in regularly scheduled principal payments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2010 (in thousands):

			Number	Number of			Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	ILF Units	per Bed/Unit
Assisted Living Properties	$257,104	45.5%	84	—	3,700	—	$69.49
Skilled Nursing Properties	243,155	43.1%	60	6,908	—	—	$35.20
Other Properties (2)	52,110	9.2%	11	696	216	370	$40.65
School	12,170	2.2%	2	N/A	N/A	N/A	N/A
Totals	$564,539	100.0%	157	7,604	3,916	370

(1)          We have investments in 24 states leased to 26 different operators.

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

(iii)             as a percentage of facility net patient revenues in excess of base amounts; or

(iv)            specific dollar increases.

During the three months ended September 30, 2010, a lessee notified us of its intent to exercise its option to purchase a 195-bed skilled nursing property located in Virginia on November 1, 2010.  This property has been classified as held-for-sale.  The carrying value of this property as of September 30, 2010 was $4,398,000 and the annual revenue from this property is $471,000.  At this time, we anticipate an immaterial net gain from this sale.

During the nine months ended September 30, 2010, we acquired a 120-bed skilled nursing property in Florida for $9,000,000 and incurred and expensed $51,000 in transaction costs.  This property was leased to a third party operator under a 12-year lease with two 10-year renewal options.  Also during the nine months ended September 30, 2010, we purchased a 166-bed skilled nursing property in Texas for $7,850,000 and incurred and expensed $30,000 in transaction costs.  This property was leased to a third party operator under a 10-year lease with two five-year renewal options.  We paid this operator, who previously operated the property under a lease with the seller, $125,000 as a lease inducement.  The lease inducement is amortized as a yield adjustment over the life of the lease.  Additionally, we acquired two properties in Virginia, a 90-bed skilled nursing property and a property with 137 skilled nursing beds, 47 assisted living units, and 46 independent living units, for $22,000,000 and incurred and expensed $7,000 in transaction costs.  These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Also during the nine months ended September 30, 2010, we invested $2,140,000 at an average yield of 9.7%, under agreements to expand and renovate 11 existing properties operated by seven different operators.  We also invested $1,120,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

Subsequent to September 30, 2010, we entered into three purchase agreements to acquire four assisted living properties with a total of 241 units for an aggregate purchase price of $26,900,000.  Three of the properties are located in Florida and one is located in Mississippi.  The terms of one of the seller’s current financing required a 30-day prepayment notice which was given by this seller on September 27, 2010. In addition to the aggregate purchase price identified above, we have agreed to pay $106,000 representing half of this seller’s prepayment penalty on its loan.  The three transactions are scheduled to concurrently close on or about October 29, 2010. Simultaneous with the purchases, we will lease the properties under a 10-year triple net master lease with an affiliate of the third party operators that managed or operated the properties under leases with the sellers.

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

3.              Notes Receivable

During the nine months ended September 30, 2010, we received $1,413,000 in principal payments and funded $100,000 under various loans and line of credit agreements with certain operators.  At September 30, 2010, we had six such loans outstanding with a carrying value of $1,429,000 at a weighted average interest rate of 12.0%.  At December 31, 2009, we had seven such loans outstanding with a carrying value of $2,689,000 at a weighted average interest rate of 11.52%.

4.              Marketable Securities

At September 30, 2010 and December 31, 2009, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.              Debt Obligations

Bank Borrowings. During the nine months ended September 30, 2010, we added a new lender with a $30,000,000 commitment to our Unsecured Credit Agreement, dated July 17, 2008.  This additional commitment provides a total availability of $110,000,000 under our Unsecured Credit Agreement with the opportunity to increase the credit amount up to a total of $120,000,000.  The Unsecured Credit Agreement provides a revolving line of credit with a final maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

During the nine months ended September 30, 2010 we borrowed $37,500,000 and repaid $51,000,000 under our Unsecured Credit Agreement.  At September 30, 2010, we had no outstanding balance under our Unsecured Credit Agreement and $110,000,000 available for borrowing.  At December 31, 2009, we had $13,500,000 outstanding at an interest rate of LIBOR plus 1.50% under the Unsecured Credit Agreement.  Also, at September 30, 2010 and December 31, 2009, we were in compliance with all covenants.

Senior Unsecured Notes.  During the three months ended September 30, 2010, we completed the sale to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) of $25,000,000 aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity on January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50,000,000 of senior unsecured fixed-rate term notes during the three-year issuance period.  Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates at the date of the “rate lock.”  Maturities of each issuance are at our election for up to 10 years from the date of issuance with a maximum average life of 7 years from the date of original issuance.

Mortgage Loans Payable.  During the nine months ended September 30, 2010, we paid off a $7,626,000 mortgage loan secured by an assisted living property located in California.  The retired debt had an interest rate of 8.69%.  Also, during the nine months ended September 30, 2010, we paid $59,000 in regularly scheduled principal payments. At September 30, 2010, we have no mortgage loans payable outstanding.  At December 31, 2009, we had one mortgage loan outstanding with a carrying value of $7,685,000 at a fixed interest rate of 8.69%.

During the nine months ended September 30, 2009, we paid off three mortgage loans in the amount of $23,935,000 secured by 11 assisted living properties located in various states.  The retired debts bore a weighted average interest rate of 8.68%.  During the nine months ended September 30, 2009, we paid $400,000 in regularly scheduled principal payments.

Bonds Payable.  At September 30, 2010 and December 31, 2009, we had outstanding principal of $3,730,000 and $4,225,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the nine months ended September 30, 2010, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.0%.  During the nine months ended September 30, 2010 and 2009, we paid $495,000 and $465,000 in regularly scheduled principal payments.  As of September 30, 2010 and December 31, 2009, the aggregate carrying value of real estate properties securing our bonds payable was $7,245,000 and $7,443,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.              Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2009	$452,332	$1,981	$454,313
Net income	33,618	144	33,762
Redemption of preferred stock	(59,065)	—	(59,065)
Common stock offering	67,308	—	67,308
Vested stock options and restricted stock	982	—	982
Reclassification adjustment	(84)	—	(84)
Non-controlling interest preferred return	—	(163)	(163)
Preferred stock dividends	(11,076)	—	(11,076)
Common stock dividends	(28,271)	—	(28,271)
Stock option exercises	159	—	159
Balance at September 30, 2010	$455,903	$1,962	$457,865

Preferred Stock.  At September 30, 2010, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at September 30, 2010.

During the nine months ended September 30, 2010 and 2009, holders of 32,895 shares and 900 shares, respectively, of the 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 65,790 shares and 1,800 shares, respectively, of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  The Series E preferred stock has a liquidation value of $25.00 per share.  During the three months ended September 30, 2010, we redeemed the remaining 4,921 shares of our outstanding Series E preferred stock at a redemption price of $25.4191 per share, including accrued and unpaid dividends up to and including the redemption date.  Accordingly, we recognized the $6,000 of original issue costs related to the Series E preferred stock as a preferred stock redemption charge which is included in the income statement line item “Income allocated to preferred stockholders.”  At September 30, 2010, we had no shares of our Series E preferred stock outstanding.

At September 30, 2010, we had 3,536,530 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) outstanding.  The Series F preferred stock has a liquidation value of $25.00 per share.  During the three months ended September 30, 2010, we redeemed 2,357,686 shares of our Series F preferred stock, representing 40% of our outstanding shares, at a redemption price of $25.3889 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $2,377,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge which is included in the income statement line item “Income allocated to preferred stockholders.”  During the nine months ended September 30, 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our Series F preferred stock at an average cost of $18.27 per share, including commissions.  As required by the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs was added to net income in calculating net income available to common stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Common Stock.  During the nine months ended September 30, 2010, a total of 6,666 common stock options were exercised at a total option value of $159,000 and a total market value on the date of exercise of $182,000. During the nine months ended September 30, 2009, a total of 15,000 common stock options were exercised at a total option value of $294,000 and a total market value on the date of exercise of $373,000.

During the three months ended September 30, 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before fees of $366,000 and costs of $304,000, in a registered direct placement to certain institutional investors.  The net proceeds of $47,989,000 were used as part of the redemption cost of all of our Series E preferred stock and 2,357,686 shares of our Series F preferred stock outstanding, as previously discussed.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.  During the nine months ended September 30, 2010, we did not purchase shares of our common or preferred stock.  During the nine months ended September 30, 2009, we purchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including commission.  The shares were purchased on the open market under this Board authorization.  At September 30, 2010, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of common and/or preferred stock.

On August 4, 2010, we entered into an amendment to our equity distribution agreement dated as of August 5, 2009 with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc.  During the three months ended September 30, 2010, we sold 391,400 shares of common stock at a weighted average price, including fees, of $24.69 per share, resulting in net proceeds of $9,665,000 after $230,000 of fees and costs. Proceeds from the sale were used in the redemption of our preferred stock previously discussed.  During the nine months ended September 30, 2010, we sold 756,400 shares of common stock at a weighted average price, including fees, of $25.54 per share, resulting in net proceeds of $19,319,000 after $479,000 of fees and costs. At September 30, 2010 we had $65,106,000 available under this amended equity distribution agreement. During the three and nine months ended September 30, 2009, we sold 20,000 shares of common stock at a weighted average price, including fees, of $24.53 per share, resulting in net proceeds of $490,000 after $11,000 of fees and costs.

On June 9, 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At September 30, 2010 we had $276,341,000 availability under our effective shelf registration.

Non-controlling Interests. We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. We have reserved 112,588 shares of our common stock under this partnership agreement. If we issued shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost. At September 30, 2010, the carrying value and market value of the partnership conversion rights was $1,962,000 and $2,921,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$2,454	$2,454	$2,454	$2,454
Series E	42	62	61	61
Series F	8,580	9,759	8,841	8,896
	11,076	12,275	11,356	11,411

Common Stock (1)	28,271	28,271	27,113	27,113

Total (2)	$39,347	$40,546	$38,469	$38,524

(1)         Represents $0.13 per share per month for the nine months ended September 30, 2010 and 2009.

(2)         The difference between declared and paid is the change in distributions payable on the balance at September 30, 2010 and December 31, 2009.

On October 4, 2010, we declared a monthly cash dividend of $0.13 per common share per month for the months of October, November and December 2010, payable on October 29, November 30 and December 31, 2010, respectively, to stockholders of record on October 21, November 22 and December 23, 2010, respectively.  Subsequently, on October 20, 2010, we increased the November and December 2010 monthly common stock cash dividend by 7.7% to $0.14 per common share per month. The previously announced record and payment dates remain unchanged.

Other Equity.  Other equity consists of accumulated comprehensive income of $307,000 and $390,000 at September 30, 2010 and December 31, 2009, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Comprehensive Income:
Net income	$11,562	$11,326	$33,762	$33,304
Reclassification adjustment	(28)	(28)	(84)	(316)

Comprehensive income	$11,534	$11,298	$33,678	$32,988

Stock-Based Compensation.  No stock options were issued during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, we granted 15,000 options to purchase common stock at an exercise price of $24.65 per share.  These stock options vest ratably over a three-year period.  At September 30, 2010, the total number of stock options that are scheduled to vest through December 31, 2010, 2011 and 2012 is 0, 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense relating to the vesting of stock options for the three and nine months ended September 30, 2010 were $4,000 and $71,000, respectively.  Compensation expense relating to the vesting of stock options for the three and nine months ended September 30, 2009 were $38,000 and $108,000, respectively.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2010, 2011 and 2012 is $4,000, $17,000 and $10,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2010, we granted 4,000 shares of restricted common stock at $25.95 per share, 1,000 shares of restricted common stock at $25.04 per share and 11,030 shares of restricted common stock at $26.53 per share.  These shares vest ratably over a three-year period from the grant date.  Also, during the nine months ended September 30, 2010, we granted 99,661 shares of restricted common stock at $26.53 per share. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.  During the three and nine months ended September 30, 2010, we recognized $257,000 and $911,000, respectively, of compensation expense related to the vesting of restricted common stock.

During the nine months ended September 30, 2009, we granted 36,988 shares of restricted common stock at $17.06 per share, 3,000 shares of restricted common stock at $18.34 per share and 3,000 shares of restricted common stock at $18.34 per share. These shares vest ratably over a three-year period from the grant date.  During the three and nine months ended September 30, 2009, we recognized $322,000 and $917,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.              Commitments and Contingencies

The following table summarizes our capital improvement commitments as of September 30, 2010 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 9/30/10		Open Commitment at 9/30/10		Estimated Yield		Property Type (1)	Properties	Major Operator
$875	10/7/2010	$789		$86			(7)	OTHER	1	N/A
1,920	12/1/2010	967		953			(6)	ALF	2	N/A
150	12/31/2010	65	(10)(a)	85		10.00	%(2)	OTHER	1	N/A
2,500	12/31/2010	1,802		698		10.00	%(2)	OTHER	1	N/A
4,000	12/31/2010	680	(10)(b)	3,320		11.00	%(2)	SNF	1	Preferred Care
2,000	1/1/2011	—		2,000			(2)(5)	SNF	1	N/A
1,500	5/31/2011	471	(10)(c)	1,029			(8)	ALF	3	N/A
5,000	12/31/2014	—		5,000	(9)		(4)	ALF	37	ALC
$17,945		$4,774		$13,171

(1)	Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.
(2)	Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.
(3)	Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.
(4)	9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).
(5)	The higher of one-year LIBOR plus 5.3% or 10%.
(6)

The commitment is allocated in three tranches of $750,000, $850,000 and $320,000. The yield for the $750,000 tranche is included in the initial lease rate; the yield for the $850,000 tranche is 8.5% with minimum rent increases as per footnote (3); the yield for the $320,000 tranche is 9.5% with minimum rent increases as per footnote (3).

(7)	The yield is included in the initial lease rate.
(8)	The lease rate in effect on the date funded: 7% for March through November 2010. Minimum rent increase as per footnote (2).
(9)	$5,000,000 per year for the life of the lease.
(10)

Subsequent to September 30, 2010, we invested an additional $425,000 in the following commitments (10)(a) $88,000, (10)(b) $289,000, and (10)(c) $48,000 . We also increased the commitment of (10)(a) from $150,000 to $155,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our loan commitments as of September 30, 2010 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 9/30/10	Open Commitment at 9/30/10	Yield	Property Type (1)	Properties	Major Operator
$50	3/31/2011	$20	$30	10.00%	OTHER	1	N/A

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

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the quarter ended June 30, 2010 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT(1)	ALC	Brookdale

Current assets	$541,282	$30,050	$321,857
Non-current assets	1,212,551	427,891	4,276,187
Current liabilities	380,900	31,530	800,117
Non-current liabilities	1,331,073	146,452	2,724,450
Stockholders’ equity	41,860	279,959	1,073,477

Gross revenue	514,371	58,305	548,972
Operating expenses	444,684	49,870	525,228
Income (loss) from continuing operations	13,978	2,896	(9,557)
Net income (loss)	13,004	2,896	(9,557)

Cash provided by operations	42,355	18,164	114,771
Cash used in investing activities	(7,082)	(8,248)	(102,544)
Cash used in financing activities	(3,080)	(2,037)	(27,252)

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 11.1%, or $58,137,000, of our total assets at September 30, 2010 and 15.4% of rental revenue and interest income from mortgage loans recognized as of September 30, 2010.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 11.1%, or $57,917,000, of our total assets at September 30, 2010 and 14.5% of rental revenue and interest income from mortgage loans recognized as of September 30, 2010.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 31 skilled nursing properties and two other properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,963 skilled nursing beds and 49 assisted living units. This represents approximately 11.2%, or $58,592,000, of our total assets at September 30, 2010 and 14.8% of rental revenue and interest income from mortgage loans recognized as of September 30, 2010. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

9.              Transactions with Related Party

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at September 30, 2010 and December 31, 2009.  During each of the three and nine months ended September 30, 2010 and 2009, we recognized $180,000 and $540,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and nine months ended September 30, 2010, we received $1,042,000 and $3,118,000, respectively, in rental income and recorded $83,000 and $259,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and nine months ended September 30, 2009, we received $1,017,000 and $3,042,000, respectively, in rental income and recorded $109,000 and $335,000, respectively, in straight-line rental income from subsidiaries of SHG.  At September 30, 2010 and December 31, 2009, the straight-line rent receivable from subsidiaries of SHG was $2,738,000 and $2,480,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

On September 7, 2010, SHG announced that it reached an agreement to settle a complaint originally filed May 4, 2006 that resulted in a jury verdict in July 2010 awarding substantial monetary damages to the plaintiffs.  As part of the settlement, the plaintiffs agreed to release SHG from claims related to the litigation.  Under the terms of the settlement, SHG agreed to certain changes in the level of staffing at its California facilities and further agreed to deposit a total of $50,000,000 into escrow accounts to cover settlement payments.  The escrow accounts are expected to be funded by SHG’s revolving credit facility.  Accounting Standards Codification No. 320, Investments—Debt and Equity Securities (or ASC 320), requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis.  As a result of the verdict against SHG and subsequent settlement, the fair value of our SHG Senior Subordinated Notes decreased below amortized cost basis which we believe to be temporary based on the facts available to us.  At September 30, 2010, the pricing of our marketable debt securities was 99.0%.  We do not intend to sell the debt securities and currently we have concluded that it is not “more likely than not” that we will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Income from continuing operations	$11,461	$11,270	$33,561	$33,135

Less net income allocated to non-controlling interests:	(48)	(76)	(144)	(229)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(54)	(34)	(155)	(105)
Total net income allocated to participating securities	(54)	(34)	(155)	(105)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,506)	(3,785)	(11,076)	(11,356)
Preferred stock redemption charge	(2,383)	—	(2,383)	—
Allocation of income from preferred stock buyback	—	—	—	626
Total net income allocated to preferred stockholders	(5,889)	(3,785)	(13,459)	(10,730)

Income from continuing operations allocable to common stock holders	5,470	7,375	19,803	22,071

Discontinued operations	101	56	201	169

Total net income allocable to common stockholders	5,571	7,431	20,004	22,240

Effect of dilutive securities:
Convertible preferred securities	—	20	40	60
Net income for diluted net income per share	$5,571	$7,451	$20,044	$22,300

Shares for basic net income per share	24,930	23,108	23,959	23,083
Effect of dilutive securities:
Stock options	15	9	21	7
Convertible preferred securities	—	76	75	75
Shares for diluted net income per share	24,945	23,193	24,055	23,165

Basic net income per share	$0.22	$0.32	$0.83	$0.96
Diluted net income per share (1)	$0.22	$0.32	$0.83	$0.96

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of September 30, 2010 and December 31, 2009 assuming election of fair value for our financial assets and financial liabilities were as follows:

	At September 30, 2010			At December 31, 2009
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$64,801	$73,653	(1)	$69,883	$80,200	(1)
Marketable debt securities	6,477	6,435	(2)	6,473	6,874	(2)
Mortgage loans payable	—	—		7,685	7,806	(3)
Bonds payable	3,730	3,730	(4)	4,225	4,225	(4)
Bank borrowings	—	—	(4)	13,500	13,500	(4)
Senior Unsecured Notes	50,000	49,846	(5)	—	—

(1)         Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable as September 30, 2010 and December 31, 2009 was 7.5%.

(2)         Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities at September 30, 2010 and December 31, 2009 was 99.0% and 105.75%, respectively.  See Note 4. Marketable Securities for further discussion.

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

(4)         Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable approximated their carrying values at September 30, 2010 and December 31, 2009 based upon prevailing market interest rates for similar debt arrangements.

(5)         Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At September 30, 2010, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.5%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

12.       Subsequent Events

Subsequent to September 30, 2010 the following events occurred.

On October 4, 2010, we declared a monthly cash dividend of $0.13 per common share per month for the months of October, November and December 2010, payable on October 29, November 30 and December 31, 2010, respectively, to stockholders of record on October 21, November 22 and December 23, 2010, respectively.  Subsequently, on October 20, 2010, we increased the November and December 2010 monthly common stock cash dividend by 7.7% to $0.14 per common share per month. The previously announced record and payment dates remain unchanged.

We entered into three purchase agreements to acquire four assisted living properties with a total of 241 units for an aggregate purchase price of $26,900,000.  Three of the properties are located in Florida and one is located in Mississippi.  The terms of one of the seller’s current financing required a 30-day prepayment notice which was given by this seller on September 27, 2010. In addition to the aggregate purchase price identified above, we have agreed to pay $106,000 representing half of this seller’s prepayment penalty on its loan.  The three transactions are scheduled to concurrently close on or about October 29, 2010. Simultaneous with the purchases, we will lease the properties under a 10-year triple net master lease with an affiliate of the third party operators that managed or operated the properties under leases with the sellers.

We invested an additional $425,000 in various capital improvement commitments as follows (dollar amounts in thousands):

Commitment		Expiration Date	Funded Subsequent to 9/30/10	Open Commitment Subsequent to 9/30/10		Estimated Yield		Property Type	Properties	Major Operator

$155	(3)	12/31/2010	$88	$—	(3)	10.00	%(1)	OTHER	1	N/A
4,000		12/31/2010	289	3,031		11.00	%(1)	SNF	1	Preferred Care
1,500		5/31/2011	48	981			(2)	ALF	3	N/A

(1)         Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)         The lease rate in effect on the date funded: 7% for March through November 2010. Minimum rent increase as per footnote (1).

(3)         Capital improvement commitment was increased from $150,000 to $155,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  In the third quarter of 2010, senior housing and long term healthcare properties comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of September 30, 2010 (dollar amounts in thousands):

			Nine Months Ended September 30, 2010		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income (5)	Interest Income (2)	of Revenues (3)	of Properties (4)	SNF Beds	ALF Units	ILF Units
Assisted Living Properties	$281,912	44.8%	$22,408	$2,107	45.5%	99	—	4,289	—
Skilled Nursing Properties	280,452	44.5%	21,192	3,205	45.3%	95	10,919	—	—
Other Properties (1)	55,460	8.8%	3,661	294	7.4%	12	795	290	370
Schools	12,170	1.9%	901	77	1.8%	2	N/A	N/A	N/A
Totals	$629,994	100.0%	$48,162	$5,683	100.0%	208	11,714	4,579	370

(1)         Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)         Includes Interest Income from Mortgage Loans.

(3)         Includes Rental Income and Interest Income from Mortgage Loans.

(4)         We have investments in 29 states leased or mortgaged to 42 different operators.

(5)         Includes rental income from properties classified as held-for-sale.

As of September 30, 2010 we had $472.3 million in carrying value of net real estate investments, consisting of $407.5 million or 86.3% invested in owned and leased properties and $64.8 million or 13.7% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2010, rental income and interest income from mortgage loans represented 88.1% and 10.4%, respectively, of total gross revenues, including rental income from properties held-for-sale.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the nine months ended September 30, 2010 and 2009, we recorded $2.8 million and $3.2 million, respectively, in straight-line rental income.  Also during each of the nine months ended September 30, 2010 and 2009, we recorded an additional $0.6 million of straight-line rent receivable reserve. Straight-line rental income for leases in place at September 30, 2010 will decrease from $3.7 million for projected annual 2010 to $1.6 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.  Conversely, our cash rental income is projected to increase from $61.5 million for projected annual 2010 to $64.4 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  During the nine months ended September 30, 2010, we received $45.8 million of cash rental revenue and recorded amortization of lease inducement cost of $0.5 million.  At September 30, 2010 and December 31, 2009, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $19.5 million and $17.3 million, respectively.

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

•                  For investments in skilled nursing properties, we favor low cost per bed opportunities, whether in fee simple properties or in mortgages.  The average per bed cost of our owned skilled nursing properties is approximately $35,200 per bed while that of properties subject to our mortgages is approximately $9,300 per bed.

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

At September 30, 2010, we had $12.5 million of cash on hand, $110.0 million available on our Unsecured Credit Agreement which matures July 17, 2011, and the uncommitted private shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  Also, our potential ability to access the capital markets through the issuance of $65.1 million of common stock under our amended equity distribution agreement and through the issuance of debt and/or equity securities under our $276.3 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

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

Key Transactions

During the three months ended September 30, 2010, we completed the sale to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity on January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates at the date of the “rate lock.” Maturities of each issuance are at our election for up to 10 years from the date of issuance with a maximum average life of 7 years from the date of original issuance.  The proceeds from the $50.0 million senior unsecured term notes were used to repay $41.0 million under our Unsecured Credit Agreement.  After this repayment, we have no outstanding balance under our Unsecured Credit Agreement and $110.0 million available for borrowing.

During the three months ended September 30, 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before fees of $0.4 million and costs of $0.3 million, in a registered direct placement to certain institutional investors.  We raised $48.0 million in net proceeds from the offering.  Additionally, during the three months ended September 30, 2010, we sold 391,400 shares of common stock under an amended equity distribution agreement to issue and sell, from time to time, up to $85.7 million in aggregated offering price of our common stock.  The weighted average price for the 391,400 shares, including fees and costs, was $24.69 per share, resulting in net proceeds of $9.7 million after $0.2 million of fees and costs.  The proceeds from the registered direct placement and the amended equity distribution agreement were used to redeem all 4,921 shares of our 8.5% Series E Cumulative Convertible Preferred Stock (“Series E Preferred Stock”) and 2,357,686 shares of our 8.0% Series F Cumulative Preferred Stock (“Series F Preferred Stock”) outstanding.  Accordingly, we recognized the $2.4 million of original issue costs related to the Series E and Series F Preferred Stock as a preferred stock redemption charge which is included in the income statement line item “Income allocated to preferred stockholders.”

Subsequent to September 30, 2010, we entered into three purchase agreements to acquire four assisted living properties with a total of 241 units for an aggregate purchase price of $26.9 million.  Three of the properties are located in Florida and one is located in Mississippi.  The terms of one of the seller’s current financing required a 30-day prepayment notice which was given by this seller on September 27, 2010. In addition to the aggregate purchase price identified above, we have agreed to pay $0.1 million representing half of this seller’s prepayment penalty on its loan.  The three transactions are scheduled to concurrently close on or about October 29, 2010. Simultaneous with the purchases, we will lease the properties under a 10-year triple net master lease with an affiliate of the third party operators that managed or operated the properties under leases with the sellers.  The projected revenues provided from the acquisition of these properties for calendar year 2010 and 2011 are $0.5 million and $2.9 million, respectively, under U.S. GAAP accounting, which includes non-cash straight-line rent of approximately $0.1 million and $0.4 million, respectively, in 2010 and 2011.

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

	Period Ended
	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
	(gross investment, in thousands)
Asset mix:
Real property	$564,539	$560,254	$536,963	$519,460	$505,181
Loans receivable	65,455	68,644	69,663	70,587	72,268

Investment mix:
Assisted living properties	$281,912	$281,575	$280,682	$280,771	$267,860
Skilled nursing properties	280,452	279,098	271,164	254,694	255,648
Other properties (1)	55,460	55,205	41,760	41,562	40,921
Schools	12,170	13,020	13,020	13,020	13,020

Operator mix:
Extendicare (ALC)	$88,034	$88,034	$88,034	$88,034	$88,034
Preferred Care, Inc. (2)	86,920	86,516	86,610	86,702	86,803
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	370,830	370,138	347,772	331,101	318,402

Geographic mix:
Colorado	$27,806	$27,806	$27,806	$27,806	$27,806
Florida	53,023	53,078	53,132	44,144	43,941
Ohio	56,804	56,804	56,804	56,804	56,804
Texas	109,015	109,556	110,017	102,741	103,251
Washington	28,092	28,118	28,138	27,815	27,293
Remaining states	355,254	353,536	330,729	330,737	318,354

(1)   Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)   Preferred Care, Inc. leases 23 skilled nursing and two other properties under two master leases and one skilled nursing property under a separate lease agreement.  In addition, they operate seven skilled nursing properties securing six mortgage loans receivable we have with unrelated third parties and one mortgage loan receivable we have with Preferred Care.  They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

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

	Year to Date		Quarter Ended
	9/30/10		9/30/10		6/30/10		3/31/10		12/31/09		9/30/09

Debt to book capitalization ratio	10.5%		10.5	%(1)	8.9	%(4)	7.9	%(4)	5.3	%(7)	2.6%
Debt & Preferred Stock to book capitalization ratio	35.3%		35.3	%(2)	45.8	%(4)	45.2	%(4)	44.2	%(7)	42.6%

Debt to market capitalization ratio	6.3%		6.3	%(1)	5.5	%(4)	4.6	%(4)	3.0	%(7)	1.6%
Debt & Preferred Stock to market capitalization ratio	21.4%		21.4	%(2)	28.6	%(4)	26.1	%(5)	25.1	%(7)	25.3%

Interest coverage ratio(9)	28.3	x	19.4	x(3)	38.3	x(5)	37.0	x(6)	40.8	x(8)	45.2	x
Fixed charge coverage ratio(9)	3.7	x	3.8	x	3.8	x(5)	3.5	x(6)	3.6	x(8)	3.7	x

(1)        Increase primarily due to the sale to Prudential of $50.0 million aggregate principal amount of the senior unsecured term notes.

(2)        Decrease primarily due to the redemption of all of our Series E preferred stock and 40% of our Series F preferred stock outstanding.

(3)        Decrease primarily due to the increase in interest expense related to the $50.0 million senior unsecured term notes.

(4)        Increase primarily due to the increase in bank borrowing.

(5)        Increase primarily due to additional net income generated from acquisitions in 2009 and 2010.

(6)        Decrease primarily due to the increase of $0.9 million in provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  The borrower ceased operations and filed for Chapter 7 bankruptcy in the second quarter of 2010.  This private school property was acquired during the third quarter of 2010 via deed in lieu of foreclosure and has been classified as held-for-sale.  The Company is actively marketing to sell this property.

(7)        Decrease primarily due to the increase in market capitalization partially offset by the increase in bank borrowing.

(8)        Decrease primarily due to the increase in operating and other expenses relating to transaction costs incurred for the acquisition of three assisted living properties in November of 2009.

(9)        In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  Our coverage ratios indicate our ability to service interest expense and fixed charges (interest plus preferred dividends).  Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies.  EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to EBITDA.  Below are a reconciliation of net income to EBITDA and the calculation of the interest coverage and fixed charge coverage ratios disclosed above.

		Year to Date		Quarter Ended
		9/30/10		9/30/10		6/30/10		3/31/10		12/31/09		9/30/09

Net income		$33,762		$11,562		$11,630		$10,570		$11,056		$11,326
Add: Interest Expense		1,672		852		419		401		372		340
Add:	Depreciation and amortization — continuing operations	11,801		4,073		3,941		3,787		3,660		3,621
Add:	Depreciation and amortization — discontinued operations	146		—		73		73		73		73
Total EBITDA		$47,381		$16,487		$16,063		$14,831		$15,161		$15,360

Interest expense		$1,672		$852		$419		$401		$372		$340

Interest coverage ratio		28.3	x	19.4	x	38.3	x	37.0	x	40.8	x	45.2	x

Interest expense		$1,672		$852		$419		$401		$372		$340
Preferred stock dividends (excludes preferred stock redemption charge)		11,076		3,506		3,785		3,785		3,785		3,785
Total fixed charges		$12,748		$4,358		$4,204		$4,186		$4,157		$4,125

Fixed charge coverage ratio		3.7	x	3.8	x	3.8	x	3.5	x	3.6	x	3.7	x

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

Operating Results

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenues for the three months ended September 30, 2010 increased to $18.5 million from $17.2 million for the same period in 2009 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended September 30, 2010 increased $1.6 million from the same period in 2009 primarily due to increases resulting from acquisitions in 2010 and 2009.

Interest income from mortgage loans for the three months ended September 30, 2010 decreased $0.2 million from the same period in 2009 primarily due to payoffs, normal amortization of existing mortgage loans and the deed in lieu of foreclosure of the mortgage loan secured by a private school property located in Minnesota.

Interest and other income were comparable for each of the three months ended September 30, 2010 and 2009.

Interest expense for the three months ended September 30, 2010 was $0.5 million higher than the same period in 2009 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes.

Depreciation and amortization expense for the three months ended September 30, 2010 increased $0.5 million from the same period in 2009 primarily due to capital improvement investments and acquisitions in 2010 and 2009.

Provisions for doubtful accounts for the three months ended September 30, 2010 were comparable to the same period in 2009.

Operating and other expenses for the three months ended September 30, 2010 increased $0.1 million from the same period in 2009 primarily due to the increase in legal and other expenses related to the shelf registration and the Series E and Series F preferred stock redemption.

For the three months ended September 30, 2010 and 2009, net income from discontinued operations included the financial results from properties classified as held-for-sale.  Properties classified as held-for-sale include the private school property in Minnesota that we acquired via deed in lieu of foreclosure and the 195-bed skilled nursing property in Virginia that the lessee notified us of its intent to exercise its purchase option. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

Net income allocable to common stockholders for the three months ended September 30, 2010 decreased $1.9 million from the same period in 2009 primarily due to the $2.4 million preferred stock redemption charge which is the Series E and Series F original issue discount partially offset by the decrease in preferred stock dividends relating to the Series E and Series F redemption and the changes previously described above.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenues for the nine months ended September 30, 2010 increased to $54.3 million from $52.0 million for the same period in 2009 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the nine months ended September 30, 2010 increased $3.2 million from the same period in 2009 primarily due to increases resulting from acquisitions in 2010 and 2009.

Interest income from mortgage loans for the nine months ended September 30, 2010 decreased $0.9 million from the same period in 2009 primarily due to payoffs, normal amortization of existing mortgage loans and the deed in lieu of foreclosure of the mortgage loan secured by a private school property located in Minnesota.

Interest and other income for the nine months ended September 30, 2010 decreased $0.1 million from the same period in 2009 primarily due to lower interest income resulting from payoffs and normal amortization of our notes receivable.  Also, during the nine months ended September 30, 2009, we received other income in conjunction with early payoffs of mortgage loans.

Interest expense for the nine months ended September 30, 2010 was $0.4 million lower than the same period in 2009 due to a decrease in mortgage loans payable outstanding during the period resulting from the repayment of mortgage loans in 2010 and 2009 and normal amortization of existing mortgage loans partially offset by increase in bank borrowings outstanding during 2010 and the sale of $50.0 million aggregate principal of senior unsecured notes.

Depreciation and amortization expense for the nine months ended September 30, 2010 increased $0.9 million from the same period in 2009 primarily due to capital improvement investments and acquisitions in 2010 and 2009.

Provisions for doubtful accounts for the nine months ended September 30, 2010 increased $0.9 million from the same period in 2009 primarily due to provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  The borrower of the private school property ceased operations and filed for Chapter 7 bankruptcy.  We acquired this private school property via deed in lieu of foreclosure and have classified it as held-for-sale.  We are actively marketing to sell this property.

Operating and other expenses for the nine months ended September 30, 2010 increased $0.4 million from the same period in 2009 primarily due to transaction costs related to the acquisitions in 2010, and the increase in legal and other expenses related to the shelf registration and the Series E and Series F preferred stock redemption.

For the nine months ended September 30, 2010 and 2009, net income from discontinued operations included the financial results from properties classified as held-for-sale.  Properties classified as held-for-sale include the private school property in Minnesota that we acquired via deed in lieu of foreclosure and the 195-bed skilled nursing property in Virginia that the lessee notified us of its intent to exercise its purchase option. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

Net income allocable to common stockholders for the nine months ended September 30, 2010 decreased $2.2 million from the same period in 2009 primarily due to the $2.4 million preferred stock redemption charge which is the Series E and Series F original issue discount partially offset by the decrease in preferred stock dividends relating to the Series E and Series F redemption and the changes previously described above.

Liquidity and Capital Resources

Operating Activities.  At September 30, 2010, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $564.5 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $65.5 million (prior to deducting a $0.7 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 95 skilled nursing properties, 99 assisted living properties, 12 other properties and two schools.  These properties are located in 29 states.  Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  For the nine months ended September 30, 2010, we had net cash provided by operating activities of $47.9 million.

For the nine months ended September 30, 2010 we recorded $2.8 million in straight-line rental income.  We currently expect that straight-line rental income for leases in place at September 30, 2010 will decrease from $3.7 million for projected annual 2010 to $1.6 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely, our cash rental income is projected to increase from $61.5 million for projected annual 2010 to $64.4 million for projected annual 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Also during the nine months ended September 30, 2010, we recorded an additional reserve of $0.6 million on our straight-line rent receivable.  During the nine months ended September 30, 2010 we received $45.8 million of cash rental revenue and recorded $0.5 million of amortized lease inducement cost.

Investing and Financing Activities.  For the nine months ended September 30, 2010, we used $39.6 million of cash for investing activities.  We acquired two properties in Virginia, a 90-bed skilled nursing property and a property with 137 skilled nursing beds, 47 assisted living units and 46 independent living units, for $22.0 million and incurred and expensed $7,000 in transaction costs.  These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options.  Additionally, we acquired a 120-bed skilled nursing property in Florida for $9.0 million and incurred and expensed $0.1 million in transaction costs.  This property was leased to a third party operator under a 12-year lease with two 10-year renewal options.  We also purchased a 166-bed skilled nursing property in Texas for $7.9 million and incurred and expensed $30,000 in transaction costs.  This property was leased to a third party operator under a 10-year lease with two five-year renewal options.  We paid this operator, who previously operated the property under a lease with the seller, $0.1 million as a lease inducement.  The lease inducement is amortized as a yield adjustment over the life of the lease.  In addition, we invested $2.1 million, at an average yield of 9.7%, under agreements to expand and renovate 11 existing properties operated by seven different operators.  We also invested $1.1 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.  Additionally during the nine months ended September 30, 2010, a lessee notified us of its intent to exercise its option to purchase a 195-bed skilled nursing property located in Virginia on November 1, 2010.  This property has been classified as held-for-sale. The carrying value of this property as of September 30, 2010 was $4.4 million and the annual revenue from this property is $0.5 million.  At this time, we anticipate an immaterial net gain from this sale.

Subsequent to September 30, 2010, we entered into three purchase agreements to acquire four assisted living properties with a total of 241 units for an aggregate purchase price of $26.9 million.  Three of the properties are located in Florida and one is located in Mississippi.  The terms of one of the seller’s current financing required a 30-day prepayment notice which was given by this seller on September 27, 2010. In addition to the aggregate purchase price identified above, we have agreed to pay $0.1 million representing half of this seller’s prepayment penalty on its loan.  The three transactions are scheduled to concurrently close on or about October 29, 2010. Simultaneous with the purchases, we will lease the properties under a 10-year triple net master lease with an affiliate of the third party operators that managed or operated the properties under leases with the sellers.  The projected revenues provided from the acquisition of these properties for calendar year 2010 and 2011 are $0.5 million and $2.9 million, respectively, under U.S. GAAP accounting, which includes non-cash straight-line rent of approximately $0.1 million and $0.4 million, respectively, in 2010 and 2011.

During the nine months ended September 30, 2010, we invested $1.6 million, before closing fees of $0.1 million, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018.  The current interest rate is 10.9%, increasing 0.13% annually.  We also invested $0.1 million under one existing mortgage loan for capital improvements and we received $3.0 million in principal payments on mortgage loans.   Additionally, we recorded $0.9 million of provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota.  The borrower of the private school property ceased operations and filed for Chapter 7 bankruptcy.  In September 2010, we acquired the private school property via deed in lieu of foreclosure and have classified it as held-for-sale.  We are actively marketing to sell this property.

During the nine months ended September 30, 2010, we received $1.4 million in principal payments and funded $0.1 million on notes receivable.  At September 30, 2010, we had six such loans outstanding with a carrying value of $1.4 million at a weighted average interest rate of 12.0%.

For the nine months ended September 30, 2010, we used $4.7 million of cash in financing activities.  We paid $0.6 million in scheduled principal payments on mortgage loans and bonds payable.  Also, we paid off a $7.6 million mortgage loan secured by an assisted living property located in California at a fixed interest rate of 8.69%.

Our Unsecured Revolving Credit Agreement (or Unsecured Credit Agreement), dated July 17, 2008, was at an initial commitment amount of $80.0 million.  During the nine months ended September 30, 2010, we added a new lender with a $30.0 million commitment to our Unsecured Credit Agreement increasing our total availability to $110.0 million.  The Unsecured Credit Agreement provides for the opportunity to increase the credit amount up to a total of $120.0 million.  The Unsecured Credit Agreement provides a revolving line of credit with a final maturity date of July 17, 2011.  The pricing under the Unsecured Credit Agreement based on our borrowing election is Prime Rate plus 0.50% or LIBOR plus 1.50%.  At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.  Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

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

During the nine months ended September 30, 2010, we borrowed $37.5 million and repaid $51.0 million under our Unsecured Credit Agreement.  At September 30, 2010, we had no outstanding balance under our Unsecured Credit Agreement with $110.0 million available for borrowing.  At September 30, 2010, we were in compliance with all our covenants.

During the nine months ended September 30, 2010, we completed the sale to affiliates and managed accounts of Prudential of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity on January 14, 2019.  Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates at the date of the “rate lock.” Maturities of each issuance are at our election for up to 10 years from the date of issuance with a maximum average life of 7 years from the date of original issuance.

We paid cash dividends on our Series C, Series E, and Series F preferred stock totaling $2.5 million, $0.1 million and $9.8 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $28.3 million.  On October 4, 2010, we declared a monthly cash dividend of $0.13 per common share per month for the months of October, November and December 2010, payable on October 29, November 30 and December 31, 2010, respectively, to stockholders of record on October 21, November 22 and December 23, 2010, respectively.  Subsequently, on October 20, 2010, we increased the November and December 2010 monthly common stock cash dividend by 7.7% to $0.14 per common share per month. The previously announced record and payment dates remain unchanged.

During the nine months ended September 30, 2010, a total of 6,666 common stock options were exercised at a total option value $0.2 million and a total market value on the date of exercise of $0.2 million.  During the nine months ended September 30, 2010, we granted 4,000 shares of restricted common stock at $25.95 per share, 1,000 shares of restricted common stock at $25.04 per share, and 11,030 shares of restricted common stock at $26.53 per share.  These shares vest ratably over a three-year period from the grant date.  Also, during the nine months ended September 30, 2010, we granted 99,661 shares of restricted common stock at $26.53 per share. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities.  We continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of our equity securities.

On August 4, 2010, we entered into an amendment to our equity distribution agreement dated as of August 5, 2009 with KeyBanc Capital Markets, Inc. (or KeyBanc) to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and KeyBanc.  During the nine months ended September 30, 2010, we sold 756,400 shares of common stock at a weighted average price, including fees, of $25.54 per share, resulting in net proceeds of $19.3 million after $0.5 million of fees. At September 30, 2010, we had $65.1 million available under this equity distribution agreement.

During the nine months ended September 30, 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before $0.4 million of fees and $0.3 million in costs, in a registered direct placement to certain institutional investors.  The net proceeds of $48.0 million were used for the redemption of all of our 4,921 shares of our Series E preferred stock and 2,357,686 shares of our Series F preferred stock outstanding.  Accordingly, we recognized the $2.4 million original issue costs related to the Series E and Series F preferred stock as a preferred stock redemption charge.

Available Shelf Registration. On June 9, 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At September 30, 2010, we had $276.3 million availability under our effective shelf registration.

Liquidity.  We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties, other properties and schools we own or that are pledged to us.  Other properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term healthcare facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term healthcare industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term healthcare industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities, other facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2010, only $3.7 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At September 30, 2010, we had $12.5 million of cash on hand, $110.0 million available on our Unsecured Credit Agreement which matures July 17, 2011 and the uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  Also, our potential ability to access the capital markets through the issuance of $65.1 million of common stock under our amended equity distribution agreement and through the issuance of debt and/or equity securities under our $276.3 million effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our current Unsecured Credit Agreement borrowing capacity and our uncommitted private shelf agreement with Prudential are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2010 and 2011.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2010.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

3.2          Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

4.1          Notice Of Redemption To the Holders of LTC Properties, Inc. 8.5% Series E Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to LTC Properties Inc.’s Current Report on Form 8-K dated August 10, 2010)

4.2          Notice Of Partial Redemption To the Holders of LTC Properties, Inc. 8.0% Series F Cumulative Preferred Stock (incorporated by reference to Exhibit 99.3 to LTC Properties Inc.’s Current Report on Form 8-K dated August 10, 2010)

10.1        Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 14, 2010 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30,  2010)

10.2        Form of Purchase Agreement by and between the Company and the Purchasers of the Shares (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated August 3, 2010)

10.3        Placement Agent Agreement dated August 2, 2010 between the Company and CSCA Capital Advisors, LLC  (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Current Report on Form 8-K dated August 3, 2010)

10.4        Amendment No. 1 to Equity Distribution Agreement, dated August 4, 2010, between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8-K dated August 4, 2010)

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

LTC PROPERTIES, INC.
Registrant

Dated: October 25, 2010	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)