Form 10-K
period 2010-12-31
LTC PROPERTIES INC
filed 2011-02-23
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-11314

LTC PROPERTIES, INC.
(Exact name of Registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	71-0720518 (I.R.S. Employer Identification No.)

2829 Townsgate Road, Suite 350
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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $545,542,000 as of June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter). For purposes of this calculation, shares of common stock held by officers and directors of the registrant and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of common stock outstanding as of February 16, 2011 was 26,344,574.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

 CAUTIONARY STATEMENTS

        This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates," or the negative of those words or similar words. Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate; the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments, including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010; changes in Medicare and Medicaid reimbursement amounts, including due to federal and state budget constraints; compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under "Risk Factors" contained in this annual report and in other information contained in this annual report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

 PART I

Item 1.    BUSINESS

General

        LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in senior housing and long term care properties through mortgage loans, property lease transactions and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators. Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment.

        Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and

IV therapies, as well as sub-acute care services which are paid either by the patient, the patient's family, private health insurance, or through the federal Medicare or state Medicaid programs.

        Assisted living facilities serve elderly persons who require assistance with activities of daily living, but do not require the constant supervision skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

        Independent living facilities, also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. Many offer on-site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.

        We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

        Owned Properties. The following table summarizes our investment in owned properties at December 31, 2010 (in thousands):

				Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds	ALF Units	ILF Units	Investment per Bed/Unit
Assisted Living	$284,926	46.3%	88	—	3,941	—	$72.30
Skilled Nursing	266,231	43.2%	61	7,005	—	—	$38.01
Other Senior Housing(2)	52,339	8.5%	11	696	216	370	$40.83
Schools	12,170	2.0%	2	N/A	N/A	N/A	N/A

Totals	$615,666	100.0%	162	7,701	4,157	370

(1)
We have investments in 25 states leased to 27 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

        Here and throughout this Form 10-K wherever we provide details of our properties' bed/unit count, the number of beds/units applies to skilled nursing, assisted living and independent living properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the lessee/borrower to preserve the value of the property/collateral. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

        The following operators accounted for more than 10% of our 2010 rental income revenues:

Lessee	Percent of Rental Revenue
Extendicare REIT and Assisted Living Concepts, Inc.	16.9%
Brookdale Senior Living Communities, Inc.	15.9%
Preferred Care, Inc.	14.6%

        Mortgage Loans.    As part of our strategy of making long term investments in properties used in the provision of long term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. See "Investment and Other Policies" in this section for further discussion. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction.

        The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2010 (in thousands):

					Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds	ALF Units	Investment per Bed/Unit
Assisted Living	$24,203	40.3%	10	15	—	589	$41.09
Skilled Nursing	32,503	54.2%	23	28	3,207	—	$10.14
Other Senior Housing(2)	3,301	5.5%	1	1	99	74	$19.08

Totals	$60,007	100.0%	34	44	3,306	663

(1)
We have investments in 12 states that include mortgages to 16 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing senior housing and long term care properties. Also see "Government Regulation" below. Over the past three years (2008 through 2010), we invested approximately $11.6 million in mortgage loans and we acquired skilled nursing properties, assisted living properties, independent living properties and combinations thereof for approximately $108.3 million. At December 31, 2010, we had $6.9 million of cash on hand, $72.3 million available on our $110.0 million Unsecured Credit Agreement which matures July 17, 2011, and the uncommitted private shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively "Prudential") which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period. For additional liquidity, we had our ability to access the capital markets through the issuance of $64.6 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $276.3 million effective shelf registration. Subsequent to December 31, 2010, we repaid $4.2 million under our Unsecured Credit Agreement. After this payment, we had $33.5 million outstanding under the Unsecured Credit Agreement and $76.5 million available for borrowing. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2011.

        Our primary marketing and development focus is to increase the awareness of our presence at the state and local levels through participation in various healthcare associations and trade shows. We believe that this targeted marketing effort has increased deal flow and continues to provide opportunities for new investments in 2011. Since the competition from buyers in large transactions consisting of multiple property portfolios generally results in pricing that does not meet our investment criteria, our marketing efforts primarily focus on single property transactions or small multiple property portfolios that complement our historic investments and are priced with yields in our historical range.

        Historically our investments have consisted of:

  •
  fee ownership of senior housing and long term care properties that are leased to providers;

  •
  mortgage loans secured by senior housing and long term care properties; or

  •
  participation in such investments indirectly through investments in real estate partnerships or other entities that themselves make direct investments in such loans or properties.

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

        With respect to skilled nursing properties, we prefer to invest in properties that do not have to rely on a high percentage of private-pay patients. We seek to invest primarily in properties that are located in suburban areas of states. Prior to every investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional services. In addition, we review the environmental reports, site surveys and financial statements of the property before the investment is made. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

        We believe that assisted living and independent living facilities are an important sector in the long term care market and our investments include direct ownership and mortgages secured by assisted living and/or independent living properties. For assisted living and independent living investments we have attempted to diversify our portfolio both geographically and across product levels. Thus, we believe that although the majority of our investments are in affordably priced units, our portfolio also includes upscale units in appropriate markets with certain operators.

        Our marketing efforts primarily focus on local and regional operators. As of December 31, 2010, 74% of our operators who leased our senior housing and long term care properties were non-public companies. Approximately 4% of our annualized rental income was generated by operators who operate less than nine senior housing and long term care properties, approximately 15% of our annualized rental income was generated by operators who operate between 10 and 20 senior housing and long term care properties and approximately 81% of our annualized rental income was generated by operators who operate more than 20 senior housing and long term care properties. Annualized rental income includes cash and straight-line rental income.

        Borrowing Policies.    We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional senior housing and long term care properties or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short-term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. We may also arrange for long term borrowings through public offerings or from institutional investors.

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

  •
  investing more than 1% of our total assets in contracts for the sale of real estate unless such contracts are recordable in the chain of title;

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

        A significant portion of the revenue of our skilled nursing property borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. Over the years there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which, among many other things, increases federal Medicaid payments by approximately $87 billion to help support state Medicaid programs as they face budget shortfalls. An additional $16.1 billion in federal Medicaid assistance was included in the Education Jobs and Medicaid Assistance Act, which President Obama signed into law on August 10, 2010. Despite this funding, however, the Kaiser Commission on Medicaid and the Uninsured reported in October 2010 that nearly every state implemented at least one new

Medicaid policy to control spending in fiscal years 2010 and 2011, with 39 states in fiscal year 2010 implementing provider rate cuts or freezes, and 37 states planning to do so in fiscal year 2011. In addition, many states have been making changes to their long term care delivery systems that emphasize home and community-based long term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, 23 states adopted new home and community-based waiver programs or expanded existing waivers in fiscal year 2010. Likewise, 18 states implemented long-term care utilization controls or other service reductions to contain costs in fiscal year 2010, and 10 states intend to take such actions in fiscal year 2011. The federal government also has adopted policies to promote community-based alternatives to institutional services. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid and/or Medicare payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

        The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 22, 2010, CMS published the final Medicare skilled nursing facility rates for fiscal year 2011, which began on October 1, 2010. The rule is expected to increase Medicare payments by 1.7%, or approximately $542 million compared to fiscal year 2010 levels. The rule provides for 2.3% market basket update, which is partially offset by a "forecast error adjustment" that reduces payments by 0.6% to compensate for previous errors in projecting changes in the market basket. While Medicare payments are increasing for fiscal year 2011, any future reductions in Medicare skilled nursing facility payment rates could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Health Care Reform and Other Legislative Developments

        Congress and the state legislatures regularly consider, and in some cases adopt, legislation impacting health care providers, including long term care providers. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities. In recent years, Congress has adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which has subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2011. Other legislation enacted by Congress in recent years has reduced certain Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community based services.

        In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the "Affordable Care Act"). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called "productivity adjustment" based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

Insurance

        It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance in the specific amounts required by our leases or mortgages because the cost of such insurance and some insurers have stopped offering such insurance for long term care facilities. Additionally, in the past, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non-possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses, such as losses due to floods or seismic activity if insurance is available, may be insured subject to certain limitations including large deductibles or co-payments and policy limits.

Employees

        At December 31, 2010, we employed 13 people. Subsequent to that date, we hired a Senior Financial Analyst and a Vice President, Investment and Asset Management. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

        Asset Tests.    At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operations), and government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the "10% vote and value test"). Further, no more than 25% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (for tax years beginning prior to July 30, 2008, 20% of the total value of our assets) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (or TRS). Each of the 10% vote and value test and the 25% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

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

        To the extent that we do not distribute all of our net long term capital gain or distribute at least 90% but less than 100%, of our "real estate investment trust taxable income," as adjusted, we will be subject to tax on such amounts at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

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

Investor Information

        We make available to the public free of charge through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (or SEC). Our internet website address is www.LTCProperties.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        Posted on our website www.LTCProperties.com under the "Corporate Governance" heading are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Policies, and a Code of Business Conduct, Ethics and Corporate Governance governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (or NYSE), we will post on our website any amendment to the Code of Business Conduct, Ethics and Corporate Governance and any waiver applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website under the heading "SEC Filings" ""includes information concerning purchases and sales of our equity securities by our executive officers and directors.

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
2829 Townsgate Road, Suite 350
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

        A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock. In January 2011, we declared a $0.14 per share monthly dividend for the first quarter of calendar 2011. During January through October of 2010 and calendar 2009, we paid a $0.13 monthly dividend on our common stock. In November and December of 2010, we paid $0.14 monthly dividends on our common stock which is a 7.7% increase. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds available for distribution. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. We believe that our low debt levels, $72.3 million available under our $110.0 million Unsecured Credit Agreement, $50 million available under the uncommitted private shelf agreement with Prudential, $64.6 million available under our Amended Equity Distribution Agreement to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares, $276.3 million available to issue debt and/or equity securities under our effective shelf registration and $6.9 million cash balance at December 31, 2010, will enable us to meet our obligations and continue to make investments. Subsequent to December 31, 2010, we repaid $4.2 million under our Unsecured Credit Agreement. After this payment, we had $33.5 million outstanding under the Unsecured Credit Agreement and $76.5 million available for borrowing.

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

        We Depend on Lease Income and Mortgage Payments from Real Property.    Approximately 97% of our revenue for the year ended December 31, 2010, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the property to others on favorable terms.

        We Rely on a Few Major Operators.    Extendicare REIT and Assisted Living Concepts, Inc. (or ALC), collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 10.3%, or $57.6 million, of our total assets at December 31, 2010. Brookdale Senior Living Communities, Inc., (or Brookdale Communities), formerly known as Alterra Healthcare Corporation, a wholly owned subsidiary of Brookdale Senior Living, Inc., leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 10.2%, or

$57.4 million, of our total assets at December 31, 2010. Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 30 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 3,861 skilled nursing beds and 49 assisted living units. This represents approximately 10.5% or $58.7 million of our total assets at December 31, 2010. Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

        Our Borrowers and Lessees Face Competition in the Health Care Industry.    The long term care industry is highly competitive and we expect that it may become more competitive in the future. Our borrowers and lessees are competing with numerous other companies providing similar long term care services or alternatives such as home health agencies, hospices, life care at home, community-based service programs, retirement communities and convalescent centers. There can be no assurance that our borrowers and lessees will not encounter increased competition in the future which could limit their ability to attract residents or expand their businesses and therefore affect their ability to make their debt or lease payments to us.

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

        Congress and the States Have Enacted Health Care Cost Containment Measures.    The health care industry continues to face various challenges, including increased government and private payor pressure on health care providers to control costs. Certain of these initiatives have had the result of limiting Medicare and Medicaid reimbursement for nursing facility services. In particular, the establishment of a Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers. While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, states are facing increasing budget pressures in light of the current economic conditions, prompting consideration and in some cases adoption of cuts in state Medicaid payments to providers. No assurances can be given that any additional Medicare or Medicaid legislation or regulatory policies adopted by the federal government or the states would not reduce Medicare or Medicaid reimbursement to nursing facilities or result in additional costs for operators of nursing facilities.

        Congress also has given states greater flexibility to expand access to home and community based services as an alternative to nursing facility services. These provisions could further increase state funding for home and community based services, while prompting states to cut funding for nursing facilities and homes for persons with disabilities. In light of continuing state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

        In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the "Affordable Care Act"). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called "productivity adjustment" based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

        Our Borrowers and Lessees Rely on Government and Third Party Reimbursement.    The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and skilled nursing property lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

        We Could Incur More Debt.    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. We may incur additional debt by borrowing under our Unsecured Credit Agreement or the uncommitted private shelf agreement with Prudential, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain, in the future, additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

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

        A Failure to Reinvest Cash Available to Us Could Adversely Affect Our Future Revenues and Our Ability to Increase Dividends to Stockholders; There is Considerable Competition in Our Market for Attractive Investments. From time to time, we will have cash available from (1) proceeds of sales of shares of securities, (2) proceeds from new debt issuances, (3) principal payments on our mortgages and other investments, (4) sale of properties, and (5) funds from operations. We may reinvest this cash in health care investments and in accordance with our investment policies, repay outstanding debt or invest in qualified short term or long term investments. We compete for real estate investments with a broad variety of potential investors. The competition for attractive investments negatively affects our ability to make timely investments on acceptable terms. Delays in acquiring properties or making loans will negatively impact revenues and perhaps our ability to increase distributions to our stockholders.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

Investment Portfolio

        Our real estate investment in senior housing and long term care healthcare properties is managed and conducted as a single operating segment for internal reporting and for internal decision-making purposes. The following table summarizes our real estate investment portfolio as of December 31, 2010 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2010				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income(1)	Interest Income(2)	Percentage of Revenues(3)	Number of Properties(4)	SNF Beds	ALF Units	ILF Units
Assisted Living	$309,129	45.8%	$30,402	$2,796	45.6%	103	—	4,530	—
Skilled Nursing	298,734	44.2%	28,511	4,219	44.9%	89	10,212	—	—
Other Senior Housing(5)	55,640	8.2%	5,242	390	7.7%	12	795	290	370
Schools(6)	12,170	1.8%	1,201	77	1.8%	2	N/A	N/A	N/A

Totals	$675,673	100.0%	$65,356	$7,482	100.0%	206	11,007	4,820	370

(1)
Includes Rental Income from properties classified as held-for-sale.

(2)
Includes Interest Income from Mortgage Loans.

(3)
Includes Rental Income and Interest Income from Mortgage Loans.

(4)
We have investments in 30 states leased or mortgaged to 40 different operators.

(5)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(6)
During the year end December 31, 2010, we acquired a school property located in Minnesota via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. The property has been classified as held-for-sale and we are actively marketing to sell it.

        As of December 31, 2010 we had $516.0 million in carrying value of net real estate investments, consisting of $457.0 million or 88.6% invested in owned and leased properties and $59.0 million or 11.4% invested in mortgage loans secured by first mortgages.

        Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as sub-acute care services which are paid either by the patient, the patient's family, private health insurance, or through the federal Medicare or state Medicaid programs.

        Assisted living facilities serve elderly persons who require assistance with activities of daily living, but do not require the constant supervision skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

        Independent living facilities, also known as retirement communities or senior apartments, offer a sense of community and various levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on-site security and emergency response programs. Many offer on-site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.

        One property in our real estate investment portfolio is a charter school. Charter schools provide an alternative to the traditional public school. Charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Laws vary by state, but generally charters are granted by state boards of education either directly or in conjunction with local school districts or public universities. Operators are granted charters to establish and operate schools based on the goals and objectives set forth in the charter. Upon receipt of a charter, schools receive an annuity from the state for each student enrolled. The other school in our real estate investment portfolio was a private school and is closed and has been classified as held-for-sale. The closed school was acquired via deed-in-lieu of foreclosure after the borrower ceased operations and filed for bankruptcy. We are actively marketing to sell this property.

        Owned Properties. The following table summarizes our investment in owned properties at December 31, 2010 (in thousands):

				Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds	ALF Units	ILF Units	Investment per Bed/Unit
Assisted Living	$284,926	46.3%	88	—	3,941	—	$72.30
Skilled Nursing	266,231	43.2%	61	7,005	—	—	$38.01
Other Senior Housing(2)	52,339	8.5%	11	696	216	370	$40.83
Schools	12,170	2.0%	2	N/A	N/A	N/A	N/A

Totals	$615,666	100.0%	162	7,701	4,157	370

(1)
We have investments in 25 states leased to 27 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

        Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Many of the leases contain renewal options and one contains limited period options that permit the operator to purchase the property. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and that increase is generally computed in one of four ways depending on specific provisions of each lease:

  (i)
  a specified percentage increase over the prior year's rent, generally between 2.0% and 3.0%;

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

        The following table sets forth certain information regarding our owned properties as of December 31, 2010 (dollars in thousands):

Location	No. of SNFs	No. of ALFs	No. of Others(5)	No. of Schools	No. of Beds/Units(1)	Encumbrances		Remaining Lease Term(2)	Gross Investment
Alabama	2	—	2	—	459	$—		58	$18,466
Arizona	5	2	—	—	1,029	—		87	41,211
California	1	2	—	—	343	—		70	30,839
Colorado	3	6	1	—	582	—		120	27,805
Florida	2	8	3	—	1,058	—		116	60,567
Georgia	2	—	1	—	300	—		50	6,600
Idaho	—	4	—	—	148	—		48	9,756
Indiana	—	3	—	—	140	—		76	9,561
Iowa	6	1	1	—	616	—		122	17,422
Kansas	3	4	—	—	398	—		125	19,601
Minnesota	—	—	—	1	—	—		—	2,900
Mississippi	—	1	—	—	62	—		118	9,400
Nebraska	—	4	—	—	156	—		48	9,332
New Jersey	—	1	—	1	39	—		63	12,195
New Mexico	7	—	—	—	860	—		94	48,876
N. Carolina	—	5	—	—	210	—		120	13,096
Ohio	6	11	—	—	737	—		62	56,804
Oklahoma	—	6	—	—	221	—		120	12,315
Oregon	1	3	—	—	218	—		53	11,927
Pennsylvania	—	3	—	—	199	—		117	17,662
S. Carolina	—	3	—	—	128	—		120	7,610
Tennessee	2	—	—	—	142	—		94	3,075
Texas	17	13	2	—	3,184	—		106	112,490
Virginia	3	—	1	—	568	—		169	29,052
Washington	1	8	—	—	431	3,730		50	27,104

TOTAL	61	88	11	2	12,228	$3,730	(3)	94	$615,666	(4)

(1)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(2)
Weighted average remaining months in lease term as of December 31, 2010.

(3)
Consists of $3,730 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2010 our gross investment in properties encumbered by these bonds was $11,280.

(4)
Of the total, $284,926 relates to investments in assisted living properties, $266,231 relates to investments in skilled nursing properties, $52,339 relates to investments in other senior housing properties, and $12,170 relates to investments in two schools.

(5)
Other represents other senior housing properties consisting of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

        Mortgage Loans.    The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2010 (in thousands):

					Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds	ALF Units	ILF Units	Investment per Bed/Unit
Assisted Living	$24,203	40.3%	10	15	—	589	—	$41.09
Skilled Nursing	32,503	54.2%	23	28	3,207	—	—	$10.14
Other Senior Housing(2)	3,301	5.5%	1	1	99	74	—	$19.08

Totals	$60,007	100.0%	34	44	3,306	663	—

(1)
We have investments in 12 states that include mortgages to 16 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

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

        The following table sets forth certain information regarding our mortgage loans as of December 31, 2010 (dollars in thousands):

Location	No. of SNFs	No. of ALFs	No. of Other(4)	No. of Beds/ Units(1)	Interest Rate	Average Months to Maturity	Original Face Amount of Mortgage Loans	Current Carrying Amount of Mortgage Loans		Current Annual Debt Service(3)
California	1	—	1	297	11.13%-11.18%	36	$6,800	$3,761		$848
Florida	4	1	—	387	10.75%-14.33%	22	11,360	9,899		1,458
Iowa	—	1	—	44	11.22%	34	2,400	2,110		272
Missouri	2	—	—	190	10.38%-10.85%	87	3,000	4,050		642
Montana	—	1	—	34	13.95%	34	2,346	2,144		326
Nebraska	—	4	—	163	11.22%-11.44%	34	10,911	9,380		1,222
Oklahoma	1	—	—	161	12.65%	6	2,600	1,078		174
S. Dakota	—	1	—	34	11.22%	34	2,346	2,064		266
Texas	17	7	—	2,356	9.80%-13.20%	37	37,605	21,813		4,773
Utah	1	—	—	84	10.15%	107	1,400	1,356		164
Washington	1	—	—	104	13.25%	70	1,700	961		235
Wisconsin	1	—	—	115	11.00%	74	2,200	1,324		273

TOTAL	28	15	1	3,969		40	$84,668	$59,940	(2)	$10,653

(1)
See Item 1. Business General—Owned Properties for discussion of bed/unit count.

(2)
Of the total current principal balance, $32,503 relates to investments in skilled nursing properties, $24,203 relates to investments in assisted living properties and $3,301 relates to an investment in other senior housing properties. This balance is gross of a loan loss reserve of $981 and includes discounts and premiums related to loans acquired in prior years totaling $67.

(3)
Includes principal and interest payments.

(4)
Other represents other senior housing properties consisting of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

Item 3.    LEGAL PROCEEDINGS

        We are from time to time a party to various general and professional liability claims and lawsuits asserted against the lessees or borrowers of our properties, which in our opinion are not singularly or in the aggregate material to our results of operations or financial condition. These types of claims and lawsuits may include matters involving general or professional liability, which we believe under applicable legal principles are not our responsibility as a non-possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. We intend to continue to vigorously defend such claims.

Item 4.    [REMOVED AND RESERVED]

 PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the NYSE under the symbol "LTC". Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE for each of the periods indicated.

	2010		2009
	High	Low	High	Low
First Quarter	$28.10	$24.52	$23.10	$15.74
Second Quarter	$28.76	$23.13	$21.99	$17.22
Third Quarter	$26.06	$22.91	$26.73	$19.13
Fourth Quarter	$28.66	$25.37	$28.41	$22.50

Holders of Record

        As of December 31, 2010 we had approximately 340 stockholders of record of our common stock.

Dividend Information

        We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2010	2009	2010	2009
First Quarter	$0.39	$0.39	$0.39	$0.39
Second Quarter	$0.39	$0.39	$0.39	$0.39
Third Quarter	$0.39	$0.39	$0.39	$0.39
Fourth Quarter	$0.41	$0.39	$0.41	$0.39

	$1.58	$1.56	$1.58	$1.56

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

Issuer Purchases of Equity Securities

        Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock on the open market. This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization. During the fourth quarter ended December 31, 2010, we did not repurchase any of our outstanding common stock or preferred securities.

        Since inception of our existing share repurchase program through December 31, 2010, we have repurchased on the open market (i) 893,979 shares of our common stock at an average cost of $21.01 per share, including fees and costs, for an aggregate purchase price including fees and costs paid of

$18,783,000 and (ii) 745,784 shares of our Series F preferred stock at an average cost of $21.83 per share, including fees and costs, for an aggregate purchase price including fees and costs paid of $16,277,000. We continue to have authorization to purchase on the open market an additional 3,360,237 shares of our equity securities.

Stock Performance Graph

        The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 75% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. In 2010, our equity ownership of real estate assets was more than 75%.

        This graph compares the cumulative total stockholder return on our common stock from December 31, 2005 to December 31, 2010 with the cumulative stockholder total return of (1) the Standard & Poor's 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
LTC Properties, Inc.	100.00	138.18	134.89	116.41	165.18	184.09
NAREIT Equity	100.00	135.06	113.87	70.91	90.76	116.13
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

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

	2010		2009		2008		2007	2006
	(In thousands, except per share amounts)
Operating Information:
Total revenues	$74,302		$69,376		$68,839		$74,304	$72,931
Income from continuing operations	45,521		44,135		42,967		47,803	45,360
Income allocated to non-controlling interests	191		296		307		343	343
Income allocated to participating securities	230		139		159		219	447
Income allocated to preferred stockholders(7)	16,045		14,515		14,401		16,923	17,157
Net income allocable to common stockholders	29,587		29,410		28,417		30,613	61,184	(3)
Per share Information:
Net Income per Common Share from Continuing Operations Allocable to Common Stockholders:
Basic	$1.19		$1.26		$1.22		$1.31	$1.21

Diluted	$1.18		$1.26		$1.22		$1.29	$1.21

Net Income Per Common Share Allocable to Common Stockholders:
Basic	$1.21		$1.27		$1.24		$1.32	$2.64	(3)

Diluted	$1.21		$1.27		$1.24		$1.31	$2.50	(3)

Common Stock Distributions declared	$1.58		$1.56		$1.56		$1.50	$1.08	(1)

Common Stock Distributions paid	$1.58		$1.56		$1.56		$1.50	$1.44

Balance Sheet Information:
Total assets	$561,264		$490,593		$506,053		$544,105	$567,767
Total debt(2)	91,430	(6)	25,410	(5)	36,753	(4)	52,295	53,811

(1)
Dividends for the first quarter of 2006 were declared in the fourth quarter of 2005.

(2)
Includes bank borrowings, senior unsecured notes, mortgage loans payable and bonds payable.

(3)
Higher due to a gain of $32.6 million relating to four assisted living properties sold in 2006 and a $0.5 million gain recognized in 2006 from the sale of our investment in common stock of another REIT.

(4)
Lower due to the pay off during 2008 of a mortgage loan in the amount of $14.2 million secured by four assisted living properties located in Ohio.

(5)
Lower due to the pay off during 2009 of three mortgage loans totaling $23.9 million secured by 11 assisted living properties located in various states partially offset by outstanding bank borrowings in the amount of $13.5 million.

(6)
Increase due to the sale to Prudential of $50.0 million aggregate principal amount of the senior unsecured term notes and additional bank borrowing to fund real estate acquisitions in 2010.

(7)
Income allocated to preferred stockholders includes the following (dollar amounts in thousands):

	2010	2009	2008	2007	2006
Preferred stock dividends	$13,662	$15,141	$15,390	$16,923	$17,157
Preferred stock redemption charge	2,383	—	—	—	—
Allocation of income from preferred stock buyback	—	(626)	(989)	—	—

Total income allocated to preferred stockholders	$16,045	$14,515	$14,401	$16,923	$17,157

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term care properties through mortgage loans, property lease transactions and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. In 2010, senior housing and long term care properties, which include skilled nursing properties, assisted living properties, independent living properties, and combinations thereof comprised approximately 98% of our investment portfolio. The following table summarizes our real estate investment portfolio as of December 31, 2010 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2010				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income(1)	Interest Income(2)	Percentage of Revenues(3)	Number of Properties(4)	SNF Beds	ALF Units	ILF Units
Assisted Living	$309,129	45.8%	$30,402	$2,796	45.6%	103	—	4,530	—
Skilled Nursing	298,734	44.2%	28,511	4,219	44.9%	89	10,212	—	—
Other Senior Housing(5)	55,640	8.2%	5,242	390	7.7%	12	795	290	370
Schools(6)	12,170	1.8%	1,201	77	1.8%	2	N/A	N/A	N/A

Totals	$675,673	100.0%	$65,356	$7,482	100.0%	206	11,007	4,820	370

(1)
Includes rental income from properties classified as held-for-sale.

(2)
Includes interest income from mortgage loans.

(3)
Includes rental income and interest income from mortgage loans.

(4)
We have investments in 30 states leased or mortgaged to 40 different operators.

(5)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(6)
During the year end December 31, 2010, we acquired a school property located in Minnesota via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. The property has been classified as held-for-sale and we are actively marketing to sell it.

        As of December 31, 2010 we had $516.0 million in carrying value of net real estate investment, consisting of $457.0 million or 88.6% invested in owned and leased properties and $59.0 million or 11.4% invested in mortgage loans secured by first mortgages.

        For the year ended December 31, 2010, rental income and interest income from mortgage loans excluding discontinued operations represented 87.4% and 10.1%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time. For the years ended December 31, 2010, 2009 and 2008 we recorded $3.8 million, $4.2 million, and $3.5 million, respectively, in straight-line rental income. Also during 2010, 2009 and 2008 we recorded $0.8 million,

$0.8 million and $0.1 million, respectively, of straight-line rent receivable reserve. Straight-line rental income for leases in place at December 31, 2010 are projected to decrease from $3.8 million in 2010 to $2.5 million in 2011 assuming no new leased investments with fixed annual rental escalations are added to our portfolio. Conversely, our cash rental income is projected to increase from $62.2 million in 2010 to $69.9 million in 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. During the year ended December 31, 2010 we received $62.2 million of cash rental revenue and recorded $0.7 million of lease inducement costs. At December 31, 2010 and 2009, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the consolidated balance sheet was $20.1 million and $17.1 million, respectively.

        Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment. We opportunistically consider investments in health care facilities in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return. Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

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

  •
  Our marketing efforts primarily focus on local and regional operators. As of December 31, 2010, 74% of our operators who leased our senior housing and long term care properties were non-public companies. Approximately 4% of our annualized rental income was generated by operators who operate less than nine senior housing and long term care properties, approximately 15% of our annualized rental income was generated by operators who operate between 10 and 20 senior housing and long term care properties and approximately 81% of our annualized rental income was generated by operators who operate more than 20 senior housing and long term care properties. Annualized rental income includes cash and straight-line rental income.

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

        In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Prior to 2008 we might have financed up to 90 percent of the stabilized market value of a property. Due to recent market uncertainties we most likely will finance at a lower percentage. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

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

        We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators. Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

        At December 31, 2010, we had $6.9 million of cash on hand, $72.3 million available on our $110.0 million Unsecured Credit Agreement which matures July 17, 2011, and the uncommitted private shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively "Prudential") which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period. Also, our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $276.3 million effective shelf registration. Subsequent to December 31, 2010, we repaid $4.2 million under our Unsecured Credit Agreement. After this payment, we had $33.5 million outstanding under the Unsecured Credit Agreement and $76.5 million available for borrowing. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

        Owned Properties. During 2010, we sold a 195-bed skilled nursing property located in Virginia to the lessee under a purchase option for $4.9 million. As a result, we received net cash proceeds of

$4.9 million and recognized a gain net of selling expenses of $0.3 million. The following table summarizes our acquisitions during 2010 (in thousands):

									Number of
Type of Property	Purchase Price		Transaction Costs		Total Acquisition Costs	Annualized Rental Income(6)		Number of Properties	SNF Beds	ALF Units	ILF Units
Assisted Living	$26,900		$210	(4)	$27,110	$2,952		4	—	241	—
Skilled Nursing(1)	54,011	(3)	140		54,151	7,228		5	668	—	—
Other Senior Housing(2)	13,339		—	(5)	13,339	—	(5)	1	137	46	47

Totals	$94,250		$350		$94,600	$10,180		10	805	287	47

(1)
At the time of acquisition, we preliminarily estimate the allocation of the assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. We determine the final value of the identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. We are in the process of completing the final allocation of assets for our December 2010 acquisitions.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(3)
Purchased a 166-skilled nursing property in Texas and leased the property to a third party operator, who previously operated the property under a lease with the seller. We paid this operator $0.1 million as a lease inducement which is amortized as a yield adjustment over the life of the lease.

(4)
Purchased four assisted living properties with a total of 241 units for $26.9 million and incurred $0.2 million in transaction costs. Included in the transaction costs is a $0.1 million charge which represents half of the seller's prepayment penalty on its loan.

(5)
Acquired the other senior housing property along with a 90-bed skilled nursing property for $22.0 million and incurred $7,000 in transaction costs. The transaction costs for this acquisition are included in the skilled nursing property transaction costs above. These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options and the annualized rental income for this master lease is $2.4 million which is included in the annualized rental income for skilled nursing properties above. We do not allocate rental income among properties in a master lease.

(6)
Includes annualized cash and straight-line rental income. For the year ended December 31, 2010 we recorded cash and straight-line rental income of $5.1 million for properties acquired during 2010.

        Subsequent to December 31, 2010, we entered into a purchase agreement to acquire two senior housing properties with 178 skilled nursing beds, 40 assisted living units, 34 independent living units and 19 cottages and patio homes. The properties are located in South Carolina and the aggregate purchase price is $11.5 million. The transaction is scheduled to close on or about February 28, 2011. Simultaneous with the purchase, we will lease the properties, under a 10-year triple net master lease, to an unrelated third-party operator. The lease will contain three 5-year renewal options and annual escalations of 2.5%. Additionally we have agreed to fund $0.7 million in capital improvements to the properties at the lease rate.

        Mortgage Loans.    During 2010, we invested $1.6 million, before closing fees of $0.1 million, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018. Also during 2010, we received $3.9 million plus accrued interest related to the payoff of five mortgage loans secured by five skilled nursing properties. Subsequent to December 31, 2010, we received $1.0 million plus accrued interest related to the payoff of a mortgage loan secured by an assisted living property in Texas.

        Bank Borrowings.    During 2010, we added a new lender with a $30.0 million commitment to our Unsecured Credit Agreement, dated July 17, 2008. This additional commitment provides a total availability of $110.0 million under our Unsecured Credit Agreement with the opportunity to increase the credit amount up to a total of $120.0 million. The Unsecured Credit Agreement provides a revolving line of credit with a final maturity date of July 17, 2011.

        Mortgage Loans and Bonds Payable.    During 2010, we paid off a $7.6 million mortgage loan secured by an assisted living property located in California. The retired debt had an interest rate of 8.7%. After this payoff, we have $3.7 million outstanding which was funded with multifamily tax-exempt revenue bonds secured by five assisted living properties located in Washington. These bonds bear interest at a variable interest rate and mature in 2015. The weighted average interest rate as of December 31, 2010, including letter of credit fees, was 2.2%.

        Senior Unsecured Notes.    During 2010, we completed the sale to affiliates and managed accounts of Prudential Investment Management,  Inc. (individually and collectively "Prudential") of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity between January 14, 2014 and January 14, 2019. Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates at the date of the "rate lock." Maturities of each issuance are at our election for up to 10 years from the date of issuance with a maximum average life of 7 years from the date of original issuance.

        Common Stock.    On June 9, 2010, we filed a Form S-3 "shelf" registration statement which became effective June 16, 2010, to replace our prior shelf registration statement. Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2010 we had $276.3 million availability under our effective shelf registration.

        On August 4, 2010, we entered into an amendment to our equity distribution agreement dated as of August 5, 2009 to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares. On October 26, 2010, we entered into an amended and restated equity distribution agreement to include an additional sales agent. During 2010, we sold 776,400 shares of common stock at a weighted average price, including fees and costs, of $25.55 per share, resulting in net proceeds of $19.8 million after $0.5 million of fees and costs. Additionally, during 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before fees and costs of $0.7 million, in a registered direct placement to certain institutional investors. We raised $48.0 million in net proceeds from the offering. The net proceeds were used to fund the redemption of all of our Series E preferred stock and 40% of our Series F preferred stock outstanding, as discussed below.

        Preferred Stock.    During 2010, we redeemed 4,921 shares representing all of our outstanding 8.5% Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") and 2,357,686 shares representing 40% of our outstanding 8.0% Series F Cumulative Preferred Stock ("Series F Preferred Stock"). Accordingly, we recognized the $2.4 million of original issue costs related to the Series E and Series F Preferred Stock as a preferred stock redemption charge which is included in the income statement line item "Income allocated to preferred stockholders."

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

        The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	12/31/10	9/30/10	6/30/10	3/31/10	12/31/09
Asset mix:
Real property	$615,666	$564,539	$560,254	$536,963	$519,460
Loans receivable	60,007	65,455	68,644	69,663	70,587
Investment asset mix:
Assisted living properties	$309,129	$281,912	$281,575	$280,682	$280,771
Skilled nursing properties	298,734	280,452	279,098	271,164	254,694
Other senior housing properties(1)	55,640	55,460	55,205	41,760	41,562
Schools	12,170	12,170	13,020	13,020	13,020
Operator asset mix:
Extendicare (ALC)	$88,034	$88,034	$88,034	$88,034	$88,034
Preferred Care, Inc.(2)	87,685	86,920	86,516	86,610	86,702
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	415,744	370,830	370,138	347,772	331,101
Geographic mix:
Texas	$134,366	$109,015	$109,556	$110,017	$102,741
Florida	70,466	53,023	53,078	53,132	44,144
Ohio	56,804	56,804	56,804	56,804	56,804
New Mexico	48,876	48,876	48,876	48,876	48,876
Arizona	41,212	41,212	41,212	41,212	41,212
Remaining states	323,950	321,064	319,372	296,585	296,270

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
Preferred Care, Inc. leases 23 skilled nursing and two other senior housing properties under two master leases and one skilled nursing property under a separate lease agreement. In addition, they operate six skilled nursing properties securing five mortgage loans receivable that we have with unrelated third parties and one mortgage loan receivable we have with Preferred Care. They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

        Credit Strength.    We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to book capitalization and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). The coverage ratios are based on earnings before interest, taxes, depreciation and amortization. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year to Date		Quarter Ended
	12/31/10		12/31/10		9/30/10		6/30/10		3/31/10		12/31/09
Debt to book capitalization ratio	16.7%		16.7%	(1)	10.5%	(5)	8.9%	(1)	7.9%	(1)	5.3%
Debt & Preferred Stock to book capitalization ratio	39.8%		39.8%	(1)	35.3%	(6)	45.8%	(1)	45.2%	(1)	44.2%
Debt to market capitalization ratio	9.5%		9.5%	(2)	6.3%	(5)	5.5%	(1)	4.6%	(1)	3.0%
Debt & Preferred Stock to market capitalization ratio	23.0%		23.0%	(2)	21.4%	(6)	28.6%	(1)	26.1%	(8)	25.1%
Interest coverage ratio(10)	24.3	x	17.5	x(3)	19.4	x(7)	38.3	x(8)	37.0	x(9)	40.8	x
Fixed charge coverage ratio(10)	4.0	x	4.8	x(4)	3.8	x	3.8	x(8)	3.5	x(9)	3.6	x

(1)
Increase primarily due to the increase in bank borrowing.

(2)
Increase primarily due to the increase in bank borrowing partially offset by the increase in market capitalization.

(3)
Decrease primarily due to the increase in interest expense relating to increased bank borrowing and the sale to Prudential of $50.0 million aggregate principal amount of the senior unsecured term notes partially offset by the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution relating to Sunwest.

(4)
Increased primarily due to the decrease in preferred dividends resulting from our redemption of all of our Series E and 40% of our Series F Preferred Stock outstanding and the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution relating to Sunwest.

(5)
Increase primarily due to the sale to Prudential of $50.0 million aggregate principal amount of the senior unsecured term notes.

(6)
Decrease primarily due to our redemption of all of our Series E and 40% of our Series F Preferred Stock outstanding.

(7)
Decrease primarily due to the increase in interest expense related to the $50.0 million senior unsecured term notes.

(8)
Increase primarily due to additional income generated from acquisitions in 2010.

(9)
Decrease primarily due to the increase of $0.9 million in provision for doubtful accounts related to a mortgage loan secured by a private school property located in Minnesota. During the first quarter of 2010, we acquired this school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. The school property has been classified as held-for-sale and we are actively marketing to sell it.

(10)
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

	Year to Date		Quarter Ended
	12/31/10		12/31/10		9/30/10		6/30/10		3/31/10		12/31/09
Net income	$46,053		$12,291		$11,562		$11,630		$10,570		$11,056
Less: Gain on sale	(310)		(310)		—		—		—		—
Add: Interest Expense	2,653		981		852		419		401		372
Add: Depreciation and amortization—continuing operations	15,963		4,162		4,073		3,941		3,787		3,659
Add: Depreciation and amortization—discontinued operations	146		—		—		73		73		74

Total EBITDA	$64,505		$17,124		$16,487		$16,063		$14,831		$15,161

Interest expense	$2,653		$981		$852		$419		$401		$372
Interest coverage ratio	24.3	x	17.5	x	19.4	x	38.3	x	37.0	x	40.8	x
Interest expense	$2,653		$981		$852		$419		$401		$372
Preferred stock dividends (excludes preferred stock redemption charge)	13,662		2,586		3,506		3,785		3,785		3,785

Total fixed charges	$16,315		$3,567		$4,358		$4,204		$4,186		$4,157

Fixed charge coverage ratio	4.0	x	4.8	x	3.8	x	3.8	x	3.5	x	3.6	x

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

Operating Results

Year ended December 31, 2010 compared to year ended December 31, 2009

        Revenues for the year ended December 31, 2010 increased to $74.3 million from $69.4 million for the same period in 2009 primarily due to increases in rental income and in interest and other income partially offset by decreases in interest income from mortgage loans, as discussed below. Rental income for the year ended December 31, 2010 increased $5.5 million from the same period in 2009 primarily due to increases resulting from acquisitions in 2010 and 2009.

        Interest income from mortgage loans for the year ended December 31, 2010 decreased $1.1 million from the same period in 2009 primarily due to payoffs, normal amortization of existing mortgage loans and the deed-in-lieu of foreclosure of the mortgage loan secured by a school property located in Minnesota.

        Interest and other income for the year ended December 31, 2010 increased $0.5 million from the same period in 2009 primarily due to a $0.8 million bankruptcy settlement distribution related to Sunwest Management, Inc. (or Sunwest) partially offset by lower interest income resulting from payoffs and the normal amortization of our notes receivable. See Item 8. FINANCIAL STATEMENTS—Notes 6. Real Estate Investments for further discussion on Sunwest.

        Interest expense for the year ended December 31, 2010 was $0.2 million higher than the same period in 2009 due to increase in bank borrowings outstanding during 2010 and the sale of $50.0 million aggregate principal of senior unsecured notes partially offset by a decrease in mortgage loans payable outstanding during the period resulting from the repayment of mortgage loans in 2010 and 2009 and the normal amortization of existing mortgage loans.

        Depreciation and amortization expense for the year ended December 31, 2010 increased $1.4 million from the same period in 2009 primarily due to capital improvement investments and acquisitions in 2010 and 2009.

        Provisions for doubtful accounts for the year ended December 31, 2010 increased $1.2 million from the same period in 2009 primarily due to a provision for doubtful accounts charge related to two mortgage loans (one secured by a private school property located in Minnesota and one secured by land in Oklahoma). In the first quarter of 2010, we acquired the school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. The school property has been classified as held-for-sale and we are actively marketing to sell it.

        Operating and other expenses for the year ended December 31, 2010 increased $0.6 million from the same period in 2009 primarily due to transaction costs related to the acquisitions in 2010, and an increase in legal and other expenses related to the shelf registration and the Series E and Series F preferred stock redemption.

        For the year ended December 31, 2010 and 2009, net income from discontinued operations included the financial results from properties sold and properties classified as held-for-sale and a gain on sale of sold properties. During the fourth quarter 2010, we sold a 195-bed skilled nursing property in Virginia and recognized a gain of $0.3 million. The private school property in Minnesota that we acquired via deed-in-lieu of foreclosure is classified as held-for-sale. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations."

        Net income allocable to common stockholders for the year ended December 31, 2010 increased $0.2 million from the same period in 2009 primarily due to the changes previously described above.

Year ended December 31, 2009 compared to year ended December 31, 2008

        Revenues for the year ended December 31, 2009 increased to $69.4 million from $68.8 million for the same period in 2008 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans and decreases in interest and other income, as discussed below. Rental income increased $2.4 million from the same period in 2008 primarily as a result of acquisitions in 2009 and new leases on properties formerly operated by affiliates of Sunwest, as described in Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments.

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

        Interest expense for the year ended December 31, 2009 was $1.7 million lower than the same period in 2008 due to a decrease in mortgage loans outstanding during the period resulting from the repayment of mortgage loans and the normal amortization of existing mortgage loans partially offset by increase in borrowings under our Unsecured Credit Agreement.

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

        Net income allocable to common stockholders for the year ended December 31, 2009 increased $1.0 million from the same period in 2008 primarily due to the changes previously described above partially offset by the increase in income allocated to our preferred stockholders, which includes the repurchase of preferred stock for less than liquidation value and preferred stock dividends.

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

        Accounting Standards Codification No. 320, Investments—Debt and Equity Securities (or ASC 320), requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (or OTTI) related to other factors such as an entity's ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Liquidity and Capital Resources

Operating Activities:

        At December 31, 2010, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $615.7 million invested primarily in owned long term healthcare properties and mortgage loans of approximately $60.0 million (prior to deducting a $1.0 million reserve). Our portfolio consists of investments in 89 skilled nursing properties, 103 assisted living properties, 12 other senior housing properties and two schools. These properties are located in 30 states. Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services. For the year ended December 31, 2010, we had net cash provided by operating activities of $65.3 million.

        For the year ended December 31, 2010 we recorded $3.8 million in straight-line rental income and $0.8 million in straight-line rent receivable reserve. We currently expect that straight-line rental income for leases in place at December 31, 2010 will decrease from $3.8 million in 2010 to $2.5 million in 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely, our cash rental income is projected to increase from $62.2 million in 2010 to $69.9 million in 2011 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. During the year ended December 31, 2010 we received $62.2 million of cash rental revenue and recorded $0.7 million of amortized lease inducement cost.

Investing Activities:

        For the year ended December 31, 2010, we used $87.4 million of cash for investing activities. During 2010, we sold a 195-bed skilled nursing property located in Virginia to the lessee under a purchase option for $4.9 million. As a result, we received net cash proceeds of $4.9 million and recognized a gain net of selling expenses of $0.3 million. The following table summarizes our acquisitions during 2010 (in thousands):

									Number of
Type of Property	Purchase Price		Transaction Costs		Total Acquisition Costs	Annualized Rental Income(6)		Number of Properties	SNF Beds	ALF Units	ILF Units
Assisted Living	$26,900		$210	(4)	$27,110	$2,952		4	—	241	—
Skilled Nursing(1)	54,011	(3)	140		54,151	7,228		5	668	—	—
Other Senior Housing(2)	13,339		—	(5)	13,339	—	(5)	1	137	46	47

Totals	$94,250		$350		$94,600	$10,180		10	805	287	47

(1)
At the time of acquisition, we preliminarily estimate the allocation of the assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. We determine the final value of the identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. We are in the process of completing the final allocation of assets for our December 2010 acquisitions.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(3)
Purchased a 166-skilled nursing property in Texas and leased the property to a third party operator, who previously operated the property under a lease with the seller. We paid this operator $0.1 million as a lease inducement which is amortized as a yield adjustment over the life of the lease.

(4)
Purchased four assisted living properties with a total of 241 units for $26.9 million and incurred $0.2 million in transaction costs. Included in the transaction costs is a $0.1 million charge which represents half of the seller's prepayment penalty on its loan

(5)
Acquired the other senior housing property along with a 90-bed skilled nursing property for $22.0 million and incurred $7,000 in transaction costs. The transaction costs for this acquisition are included in the skilled nursing property transaction costs above. These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options and the annualized rental income is $2.4 million which is included in the annualized rental income for skilled nursing properties above. We do not allocate rental income among properties in a master lease.

(6)
Includes annualized cash and straight-line rental income. For the year ended December 31, 2010 we recorded cash and straight-line rental income of $5.1 million for properties acquired during 2010.

        Subsequent to December 31, 2010, we entered into a purchase agreement to acquire two senior housing properties with 178 skilled nursing beds, 40 assisted living units, 34 independent living units and 19 cottages and patio homes. The properties are located in South Carolina and the aggregate purchase price is $11.5 million. The transaction is scheduled to close on or about February 28, 2011. Simultaneous with the purchase, we will lease the properties, under a 10-year triple net master lease, to an unrelated third-party operator. The lease will contain three 5-year renewal options and annual escalations of 2.5%. Additionally we have agreed to fund $0.7 million in capital improvements to the properties at the lease rate.

        Also, during the year ended December 31, 2010, we invested $4.6 million, at an average yield of 9.7%, under agreements to expand and renovate 11 existing properties operated by seven different operators and we invested $1.2 million in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        During the year ended December 31, 2010, we received $3.9 million plus accrued interest related to the payoff of five mortgage loans secured by five skilled nursing properties. Additionally, we invested $0.1 million under one existing mortgage loan for capital improvements and we invested $1.6 million, before closing fees of $0.1 million, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018. Also, during 2010, we received $4.5 million in principal payments on mortgage loans. Subsequent to December 31, 2010, we received $1.0 million plus accrued interest related to the payoff of a mortgage loan secured by an assisted living property in Texas.

        During 2010, we recorded a $1.2 million provision for doubtful accounts charge for two mortgage loans (one secured by a private school property located in Minnesota and one secured by land in Oklahoma). We acquired the private school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. The school property has been classified as held-for-sale and we are actively marketing to sell it.

        During the year ended December 31, 2010, we received $1.6 million in principal payments and funded $0.1 million on various loans and lines of credit with certain operators. At December 31, 2010, we had five such notes receivable outstanding with a carrying value of $1.3 million at a weighted average interest rate of 11.9%.

Financing Activities:

        For the year ended December 31, 2010, we had net cash provided by financing activities of $20.1 million. We paid off a $7.6 million mortgage loan secured by an assisted living property located in California at a fixed interest rate of 8.69% and we paid $0.6 million in scheduled principal payments on mortgage loans and bonds payable. Subsequent to December 31, 2010, we paid $0.5 million in scheduled principal payments on bonds payable.

        During the year ended December 31, 2010, we added a new lender with a $30.0 million commitment to our Unsecured Credit Agreement, dated July 17, 2008. This additional commitment provides a total availability of $110.0 million under our Unsecured Credit Agreement with the opportunity to increase the credit amount up to a total of $120.0 million. The Unsecured Credit Agreement provides a revolving line of credit with a final maturity date of July 17, 2011. Based on our current maximum total indebtedness to total asset value ratio as calculated in the Unsecured Credit Agreement, our current pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate. Under financial covenants contained in the Unsecured Credit Agreement which are measured quarterly we are required to maintain, among other things:

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

        During the year ended December 31, 2010, we borrowed $83.7 million and repaid $59.5 million under our Unsecured Credit Agreement. At December 31, 2010, we had $37.7 million outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement with $72.3 million available for borrowing. Subsequent to December 31, 2010, we repaid $4.2 million under our Unsecured Credit Agreement. After this payment, we had $33.5 million outstanding under the

Unsecured Credit Agreement and $76.5 million available for borrowing. At December 31, 2010, we were in compliance with all our covenants.

        During the year ended December 31, 2010, we completed the sale to affiliates and managed accounts of Prudential of $25.0 million aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25.0 million aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity between January 14, 2014 and January 14, 2019. Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates at the date of the "rate lock." Maturities of each issuance are at our election for up to 10 years from the date of issuance with a maximum average life of 7 years from the date of original issuance.

        Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities. We continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of our equity securities.

        On August 4, 2010, we entered into an amendment to our equity distribution agreement dated as of August 5, 2009 to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares. On October 26, 2010, we entered into an amended and restated equity distribution agreement to include an additional sales agent. Sales of common shares are made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agent. During 2010, we sold 776,400 shares of common stock at a weighted average price, including fees and costs, of $25.55 per share, resulting in net proceeds of $19.8 million after $0.5 million of fees and costs. At December 31, 2010 we had $64.6 million available under this agreement.

        During the year ended December 31, 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before $0.7 million of fees and costs, in a registered direct placement to certain institutional investors. The net proceeds of $48.0 million were used for the redemption of all of our 4,921 shares of our Series E preferred stock and 2,357,686 shares of our Series F preferred stock outstanding. The redemption price for the full redemption of our Series E preferred stock was $25.4191 per share, including accrued and unpaid dividends up to and including the redemption date, and the redemption price for the 40% redemption of our Series F preferred stock was $25.3889 per share, including accrued and unpaid dividends up to the redemption date. Accordingly, we recognized the $2.4 million original issue costs related to the Series E and Series F preferred stock as a preferred stock redemption charge which is included in the income statement line item "Income allocated to preferred stockholders."

        We paid cash dividends on our Series C, Series E, and Series F preferred stock totaling $3.3 million, $0.1 million and $11.5 million, respectively. Additionally, we declared and paid cash dividends on our common stock totaling $39.0 million. Subsequent to December 31, 2010, we declared a monthly cash dividend of $0.14 per share on our common stock for the months of January, February and March 2011, payable on January 31, February 28 and March 31, 2011, respectively, to stockholders of record on January 21, February 18 and March 23, 2011, respectively.

        During the year ended December 31, 2010, a total of 11,666 common stock options were exercised at a total option value $0.2 million and a total market value on the date of exercise of $0.3 million. During 2010, we granted 4,000 shares of restricted stock at $25.95 per share, 1,000 shares of restricted stock at $25.04 per share and 11,030 shares of restricted stock at $26.53 per share. These shares vest ratably over a three-year period from the grant date. Additionally, during 2010, we granted 92,900 shares of restricted stock at $26.59 per share. These shares vest ratably over a five-year period from the grant date. We also granted 99,661 shares of restricted stock at $26.53 per share during 2010. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010. We did not grant stock options during 2010.

Available Shelf Registrations:

        On June 9, 2010, we filed a Form S-3 "shelf" registration statement which became effective June 16, 2010, to replace our prior shelf registration statement. Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2010, we had $276.3 million availability under our effective shelf registration.

Commitments:

        The following table summarizes our capital improvement commitments as of December 31, 2010 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 12/31/10		Open Commitment at 12/31/10		Estimated Yield		Property Type		Properties	Major Operator
$2,000	1/1/2011	$—		$2,000			(2)(3)	SNF		1	N/A
40	2/28/2011	27		13			(4)	OTHER	(1)	1	N/A
1,920	4/1/2011	1,534		386			(5)	ALF		2	N/A
4,000	4/1/2011	2,121	(9)(b)	1,879		11.00%	(2)	SNF		1	Preferred Care
1,500	5/31/2011	826	(9)(a)	674			(6)	ALF		3	N/A
1,927	7/1/2011	1,802		125		10.00%	(2)	OTHER	(1)	1	N/A
5,000	12/31/2014	—		5,000	(7)		(8)	ALF		37	ALC

$16,387		$6,310		$10,077

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(3)
The higher of one-year LIBOR plus 5.3% or 10%.

(4)
The yield is included in the initial lease rate.

(5)
The commitment is allocated in three tranches of $750, $850 and $320. The yield for the $750 tranche is included in the initial lease rate; the yield for the $850 tranche is 8.5% with minimum rent increases as per footnote (3); the yield for the $320 tranche is 9.5% with minimum rent increases on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield .

(6)
The lease rate in effect on the date funded: 7% for March through November 2010 and 8% for December 2010 through the expiration date of the commitment. Minimum rent increase as per footnote (2).

(7)
$5,000 per year for the life of the lease.

(8)
9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

(9)
Subsequent to December 31, 2010, we invested an additional $602 in the following commitments: (9)(a) $142, (9)(b) $460.

        The following table summarizes our loan commitments as of December 31, 2010 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 12/31/10	Open Commitment at 12/31/10	Yield	Property Type(1)	Properties	Major Operator
$50	3/31/2011	$20	$30	10.00%	OTHER	1	N/A

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

Contractual Obligations:

        We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2010, and excludes the effects of interest (in thousands):

	Total		2011	2012- 2013	2014- 2015	Thereafter
Bank borrowings	$37,700	(1)	$37,700	$—	$—	$—
Senior unsecured notes	50,000		—	—	33,333	16,667
Bonds payable	3,730		530	1,165	2,035	—

	$91,430		$38,230	$1,165	$35,368	$16,667

(1)
At December 31, 2010 we had $72.3 million available for borrowing under our Unsecured Credit Agreement. Subsequent to December 31, 2010, we repaid $4.2 million under our Unsecured Credit Agreement. After this payment, we had $33.5 million outstanding under the Unsecured Credit Agreement with $76.5 million available for borrowing.

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2010.

Liquidity:

        We have an Unsecured Credit Agreement in the amount of $110.0 million and it provides for the opportunity to increase the credit amount up to a total of $120.0 million. The Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of July 17, 2011. Based on our current maximum total indebtedness to total asset value ratio as calculated in the Unsecured Credit Agreement, our current pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

        At December 31, 2010, we had $6.9 million of cash on hand, $72.3 million available on our $110.0 million Unsecured Credit Agreement, and the uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period. Also, our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our Amended Equity

Distribution Agreement and through the issuance of debt and/or equity securities under our $276.3 million effective shelf registration. Subsequent to December 31, 2010, we repaid $4.2 million under our Unsecured Credit Agreement. After this payment, we had $33.5 million outstanding under the Unsecured Credit Agreement and $76.5 million available for borrowing. As a result, we believe our liquidity and various sources of available capital are sufficient to provide for payment of our current operating costs and debt obligations (both principal and interest) and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.

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

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2010.

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

        At December 31, 2010, the fair value of our mortgage loans receivable using a 7.5% discount rate was approximately $67.7 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $2.1 million while a 1% decrease in such rates would increase their estimated fair value by approximately $2.2 million. At December 31, 2010, the fair value of our senior unsecured notes using a 5.5% discount rate was approximately $49.9 million. A 1% increase in such rates would decrease the estimated fair value of our senior unsecured notes by approximately $2.1 million while a 1% decrease in such rates would increase their estimated fair value by approximately $2.3 million. These discount rates were measured based upon management's estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2011

 LTC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Real Estate Investments:
Land	$42,254	$36,205
Buildings and improvements	570,512	476,369
Accumulated depreciation and amortization	(158,709)	(142,839)

Net operating real estate property	454,057	369,735
Properties held-for-sale, net of accumulated depreciation and amortization: 2010—$0; 2009—$2,341	2,900	4,545

Net real estate property	456,957	374,280
Mortgage loans receivable, net of allowance for doubtful accounts: 2010—$981; 2009—$704	59,026	69,883

Real estate investments, net	515,983	444,163
Other Assets:
Cash and cash equivalents	6,903	8,856
Debt issue costs, net	743	476
Interest receivable	1,571	1,964
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2010—$1,473; 2009—$629	20,090	17,124
Prepaid expenses and other assets	8,202	8,663
Other assets related to properties held-for-sale	11	185
Notes receivable	1,283	2,689
Marketable debt securities(2)	6,478	6,473

Total assets	$561,264	$490,593

LIABILITIES AND EQUITY
Bank borrowings	$37,700	$13,500
Senior unsecured notes	50,000	—
Mortgage loans payable	—	7,685
Bonds payable	3,730	4,225
Accrued interest	675	102
Accrued expenses and other liabilities	9,869	7,786
Accrued expenses and other liabilities related to properties held-for-sale	—	15
Distributions payable	1,768	2,967

Total liabilities	103,742	36,280
EQUITY
Stockholders' equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued and outstanding: 2010—5,536; 2009—7,932	126,913	186,801
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2010—26,345 ; 2009—23,312	263	233
Capital in excess of par value	398,599	326,163
Cumulative net income	623,491	577,629
Other	264	390
Cumulative distributions	(693,970)	(638,884)

Total LTC Properties, Inc. stockholders' equity	455,560	452,332
Non-controlling interests	1,962	1,981

Total equity	457,522	454,313

Total liabilities and equity	$561,264	$490,593

(1)
On December 31, 2010 and 2009, we had $2,822 and $2,480, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
At December 31, 2010 and 2009, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2010	2009	2008
Revenues:
Rental income(1)	$64,952	$59,487	$57,044
Interest income from mortgage loans	7,482	8,558	9,708
Interest and other income(2)	1,868	1,331	2,087

Total revenues	74,302	69,376	68,839

Expenses:
Interest expense	2,653	2,418	4,114
Depreciation and amortization	15,963	14,529	14,667
Provisions for doubtful accounts	2,010	775	85
Operating and other expenses	8,155	7,519	7,006

Total expenses	28,781	25,241	25,872

Income from continuing operations	45,521	44,135	42,967
Discontinued operations:
Loss from discontinued operations	222	225	225
Gain on sale of assets, net	310	—	92

Net income from discontinued operations	532	225	317

Net income	46,053	44,360	43,284
Income allocated to non-controlling interests	(191)	(296)	(307)
Net income attributable to LTC Properties, Inc.	45,862	44,064	42,977

Income allocated to participating securities	(230)	(139)	(159)
Income allocated to preferred stockholders	(16,045)	(14,515)	(14,401)

Net income allocable to common stockholders	$29,587	$29,410	$28,417

Basic earnings per common share (See Note 14):
Continuing operations	$1.19	$1.26	$1.22
Discontinued operations	$0.02	$0.01	$0.01

Net income allocable to common stockholders	$1.21	$1.27	$1.24

Diluted earnings per common share (See Note 14):
Continuing operations	$1.18	$1.26	$1.22
Discontinued operations	$0.02	$0.01	$0.01

Net income allocable to common stockholders	$1.21	$1.27	$1.24

Weighted average shares used to calculate earnings per common share:
Basic	24,495	23,099	22,974
Diluted	24,568	23,182	23,089
Comprehensive Income:
Net income	$46,053	$44,360	$43,284
Reclassification adjustment	(126)	(345)	(221)

Comprehensive income	$45,927	$44,015	$43,063

(1)
During 2010, 2009 and 2008, we received $4,160, $4,058, and $3,917, respectively, in rental income and recorded $342, $443 and $535, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
During 2010, 2009 and 2008 we recognized $720, $720, and $728, respectively, of interest income from an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income allocable to common stockholders.

See accompanying notes.

 LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance—December 31, 2007	8,802	22,872	$208,553	$229	$316,609	$490,588	$956	$(537,779)	$479,156	$3,518	$482,674

Conversion of 8.5% Series E Preferred Stock	(124)	247	(3,085)	2	3,083	—	—	—	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(221)	—	(221)	—	(221)
Stock option exercises	—	17	—	—	416	—	—	—	416	—	416
Repurchase of stock	(636)	—	(15,908)	—	642	—	—	989	(14,277)	—	(14,277)
Net income	—	—	—	—	—	42,977	—	—	42,977	307	43,284
Vested stock options	—	—	—	—	1,088	—	—	—	1,088	—	1,088
Vested restricted stock	—	—	—	—	141	—	—	—	141	—	141
Non-controlling interests conversion	—	—	—	—	—	—	—	—	—	(374)	(374)
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(317)	(317)
Preferred stock dividends	—	—	—	—	—	—	—	(15,390)	(15,390)	—	(15,390)
Common stock cash distributions ($1.56 per share)	—	—	—	—	—	—	—	(36,012)	(36,012)	—	(36,012)

Balance—December 31, 2008	8,042	23,136	189,560	231	321,979	533,565	735	(588,192)	457,878	3,134	461,012

Conversion of 8.5% Series E Preferred Stock	(1)	2	(22)	—	22	—	—	—	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(345)	—	(345)	—	(345)
Stock option exercises	—	35	—	—	770	—	—	—	770	—	770
Repurchase of stock	(109)	(1)	(2,737)	—	95	—	—	626	(2,016)	—	(2,016)
Issue common stock	—	30	—	—	766	—	—	—	766	—	766
Issue restricted stock	—	43	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	44,064	—	—	44,064	296	44,360
Vested stock options	—	—	—	—	147	—	—	—	147	—	147
Vested restricted stock	—	—	—	—	1,242	—	—	—	1,242	—	1,242
Non-controlling interests conversion	—	67	—	1	1,143	—	—	—	1,144	(1,144)	—
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(305)	(305)
Preferred stock dividends	—	—	—	—	—	—	—	(15,141)	(15,141)	—	(15,141)
Common stock cash distributions ($1.56 per share)	—	—	—	—	—	—	—	(36,177)	(36,177)	—	(36,177)

Balance—December 31, 2009	7,932	23,312	186,801	233	326,163	577,629	390	(638,884)	452,332	1,981	454,313

Conversion of 8.5% Series E Preferred Stock	(33)	66	(823)	1	822	—	—	—	—	—	—
8.5% Series E Preferred Stock full redemption	(5)	—	(123)	—	6	—	—	(6)	(123)	—	(123)
8.0% Series F Preferred Stock partial redemption	(2,358)	—	(58,942)	—	2,377	—	—	(2,377)	(58,942)	—	(58,942)
Reclassification adjustment	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Stock option exercises	—	12	—	—	182	—	—	—	182	—	182
Issue common stock	—	2,746	—	27	67,766	—	—	—	67,793	—	67,793
Issue restricted stock	—	209	—	2	(2)	—	—	—	—	—	—
Net income	—	—	—	—	—	45,862	—	—	45,862	191	46,053
Vested stock options	—	—	—	—	75	—	—	—	75	—	75
Vested restricted stock	—	—	—	—	1,210	—	—	—	1,210	—	1,210
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(210)	(210)
Preferred stock dividends	—	—	—	—	—	—	—	(13,662)	(13,662)	—	(13,662)
Common stock cash distributions ($1.58 per share)	—	—	—	—	—	—	—	(39,041)	(39,041)	—	(39,041)

Balance—December 31, 2010	5,536	26,345	$126,913	$263	$398,599	$623,491	$264	$(693,970)	$455,560	$1,962	$457,522

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$46,053	$44,360	$43,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	16,109	14,822	14,960
Stock-based compensation expense	1,285	1,389	1,229
Gain on sale of assets, net	(310)	—	(92)
Straight-line rental income—continuing and discontinued operations(1)	(3,822)	(4,241)	(3,492)
Provisions for doubtful accounts	2,010	775	85
Other non-cash items, net	1,231	851	870
Decrease in interest receivable	95	91	152
Increase in prepaid, other assets and allowance	(310)	(285)	(113)
Increase (decrease) in accrued interest payable	573	(149)	(98)
Increase (decrease) in accrued expenses and other liabilities	2,411	2,727	(401)

Net cash provided by operating activities	65,325	60,340	56,384
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(100,424)	(16,984)	(5,369)
Conversion of mortgage loans to owned properties	—	—	(13)
Proceeds from sale of real estate investments, net	4,864	—	555
Investment in real estate mortgages	(1,694)	(221)	(9,635)
Principal payments on mortgage loans receivable	8,403	7,843	18,990
Advances under notes receivable	(100)	(375)	(420)
Principal payments received on notes receivable	1,573	671	848

Net cash (used in) provided by investing activities	(87,378)	(9,066)	4,956
FINANCING ACTIVITIES:
Bank borrowings	83,700	19,000	—
Repayment of bank borrowings	(59,500)	(5,500)	—
Proceeds from issuance of senior unsecured notes	50,000	—	—
Principal payments on mortgage loans and bonds payable	(8,180)	(24,843)	(15,542)
Proceeds from common stock offering	67,793	766	—
Repurchase of common stock	—	(16)	—
Repurchase of preferred stock	—	(2,000)	(14,276)
Redemption of preferred stock	(59,065)	—	—
Distributions paid to stockholders	(53,902)	(51,373)	(51,786)
Redemption of non-controlling interests	—	—	(510)
Distributions paid to non-controlling interests	(210)	(305)	(317)
Other	(536)	735	(422)

Net cash provided by (used in) financing activities	20,100	(63,536)	(82,853)

Decrease in cash and cash equivalents	(1,953)	(12,262)	(21,513)
Cash and cash equivalents, beginning of year	8,856	21,118	42,631

Cash and cash equivalents, end of year	$6,903	$8,856	$21,118

Supplemental disclosure of cash flow information:
Interest paid	$1,628	$2,177	$3,879
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

(1)
During 2010, 2009 and 2008, we recorded $342, $443, and $535, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

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

        The Financial Accounting Standard Board (or FASB) created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in the guidance. The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However, we can transfer our interest without consultation or permission of the limited partners. We consolidate our partnerships in accordance with the guidance.

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

        Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties held-for-sale.

        The FASB addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The guidance requires that we consolidate a "variable interest entity" if we are subject to a majority of the risk of loss from the "variable interest entity's" activities, or are entitled to receive a majority of the entity's residual returns, or both. The guidance also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2010, we do not have investments in any entities that meet the definition of a "variable interest entity."

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Use of Estimates.    Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (or U.S. GAAP)requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash Equivalents.    Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased and are stated at cost which approximates market.

        Land, Buildings and Improvements.    Land, buildings, improvements and equipments are recorded at fair value on the acquisition date and allocated in accordance with U.S. GAAP. The FASB accounting guidance requires the acquiring entity to measure the assets acquired, liabilities assumed (including contingencies) and any non-controlling interests at their fair values on the acquisition date. In determining fair value, we use current appraisals or other third party opinions of value. This guidance also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria.

        Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range from 3 to 5 years for computers, 7 to 10 years for equipment, 35 to 40 years for buildings and 10 to 20 years for building improvements.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Accounting Standards Codification No. 320, Investments—Debt and Equity Securities (or ASC 320), requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (or OTTI) related to other factors such as an entity's ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

        The FASB provides guidance for using fair value to measure assets and liabilities, the information used to measure fair value, and the effect of fair value measurements on earnings. The FASB emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the FASB establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices).

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The FASB requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. See Note 16. Fair Value Measurements for the disclosure about fair value of our financial instruments.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 40 years. Both Federal and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assts. At December 31, 2010, the book basis of our net depreciable assets exceeds our tax basis (unaudited) by approximately $71,310,000, primarily due to additional depreciation taken for tax purposes.

        The FASB clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. We currently do not have any uncertain tax positions that would not be sustained on its technical merits on a more-likely than not basis.

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

        Discontinued Operations.    Properties classified as held-for-sale on the consolidated balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Accordingly, we record reclassification adjustments to reflect properties sold subsequent to the respective consolidated balance sheet date as held-for-sale in the prior period consolidated balance sheet. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of income. In addition, all gains and losses from real estate sold are also included in discontinued operations. For comparative purposes, as required by the FASB accounting guidance, the prior year's operating results of sold and held-for-sale real estate assets have been reclassified to discontinued operations in the consolidated income statement for the prior years. See Note 6. Real Estate Investments, for a detail of the property classified as held for sale during 2010 and the related components of the net income from discontinued operations.

        Net Income Per Share.    Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

        In accordance with the accounting guidance regarding the determination of whether instruments granted in share-based payments transactions are participation securities, we have applied the two-class method of computing basic earnings per share. This guidance clarifies that outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities.

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

        Segment Disclosures.    The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in senior housing and long term care healthcare properties, including mortgage loans, property lease transaction and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, we have concluded that we operate as a single segment.

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

        Brookdale Senior Living Communities, Inc. (or Brookdale Communities) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes Extendicare REIT's, ALC's and Brookdale's financial information as of and for the nine months ended September 30, 2010 per the operators' public filings (in thousands, unaudited). Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT(1)	ALC	Brookdale
Current assets	539,929	55,195	328,935
Non-current assets	1,165,724	425,898	4,209,128
Current liabilities	373,981	35,818	707,181
Non-current liabilities	1,306,405	161,167	2,768,112
Stockholders' equity	25,267	284,108	1,062,770
Gross revenue	1,540,705	174,693	1,651,860
Operating expenses	1,298,494	149,581	1,603,638
Income from continuing operations	34,869	11,076	(40,765)
Net income (loss)	33,983	11,076	(40,765)
Cash provided by operations	114,516	36,311	179,155
Cash used in investing activities	(29,721)	(12,394)	(95,265)
Cash provided by (used in) financing activities	50,700	8,857	(81,299)

(1)
The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

*
The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies' available public filing and, therefore, we have not independently verified the accuracy of such information.

        Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 10.3%, or $57,611,000, of our total assets at December 31, 2010 and 15.1% of rental revenue and interest income from mortgage loans recognized as of December 31, 2010.

        Brookdale Communities, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 10.2%, or $57,429,000, of our total assets at December 31, 2010 and 14.2% of rental revenue and interest income from mortgage loans recognized as of December 31, 2010.

        Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 30 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 3,861 skilled nursing beds and 49 assisted living units. This represents approximately 10.5%, or $58,747,000, of our total assets at December 31, 2010 and 14.6% of rental revenue and interest income from mortgage loans recognized as of December 31, 2010. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2010	2009	2008
	(in thousands)
Non-cash investing and financing transactions:
Conversion of mortgage loans to owned properties	$2,900	$—	$4,704
Conversion of preferred stock to common stock	823	22	3,085
Redemption of non-controlling interest	—	1,144	136
Restricted stock issued, net of cancellations	2	1	—

5. Impairment Charge

        No impairment charges on our real estate investments held and used were recorded during 2010, 2009 or 2008. We have evaluated all assets and believe there were no other-than-temporary impairments. However in past years, the long term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

6. Real Estate Investments

        Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2010 (in thousands):

			(Unaudited)
					Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds	ALF Units	Investment per Bed/Unit
Assisted Living	$24,203	40.3%	10	15	—	589	$41.09
Skilled Nursing	32,503	54.2%	23	28	3,207	—	$10.14
Other Senior Housing(2)	3,301	5.5%	1	1	99	74	$19.08

Totals	$60,007	100.0%	34	44	3,306	663

(1)
We have investments in 12 states that include mortgages to 16 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

        At December 31, 2010, the mortgage loans had interest rates ranging from 9.8% to 14.3% and maturities ranging from 2011 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2010 and 2009, the carrying values of the mortgage loans were $59,026,000 and $69,883,000, respectively. Scheduled principal payments on mortgage loans are $5,740,000; $5,240,000; $17,673,000; $9,327,000; $4,477,000 and $16,569,000 in 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the year ended December 31, 2010, we received $3,904,000 plus accrued interest related to the payoff of five mortgage loans secured by five skilled nursing properties. We invested $72,000 under one mortgage loan for capital improvements and we invested $1,622,000, before closing fees of $64,000, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018. We received $4,499,000 in regularly scheduled principal payments. Subsequent to December 31, 2010, we received $1,005,000 plus accrued interest related to the payoff of a mortgage loan secured by an assisted living property in Texas.

        Also, during the year ended December 31, 2010, we recorded a $1,235,000 provision for doubtful accounts charge for two mortgage loans (one secured by a private school property in Minnesota and one secured by land in Oklahoma). We acquired the school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. The property has been classified as held-for-sale and we are actively marketing to sell it.

        During the year ended December 31, 2009, we received $3,716,000 plus accrued interest related to the payoff of three mortgage loans secured by three skilled nursing properties. Additionally, we invested $221,000 under one mortgage loan for capital improvements. We received $4,127,000 in regularly scheduled principal payments.

        During the year ended December 31, 2008, we received $14,248,000 plus accrued interest related to the payoff of nine mortgage loans secured by nine skilled nursing properties Additionally, we invested $9,085,000, net of closing fees, in three mortgage loans secured by one skilled nursing and seven assisted living properties and we also invested $550,000 under three mortgage loans for capital improvements at an average rate of 11.07%. We received $4,742,000 in regularly scheduled principal payments.

        Owned Properties. The following table summarizes our investment in owned properties at December 31, 2010 (in thousands):

			(Unaudited)
				Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds	ALF Units	ILF Units	Investment per Bed/Unit
Assisted Living	$284,926	46.3%	88	—	3,941	—	$72.30
Skilled Nursing	266,231	43.2%	61	7,005	—	—	$38.01
Other Senior Housing(2)	52,339	8.5%	11	696	216	370	$40.83
Schools	12,170	2.0%	2	N/A	N/A	N/A	N/A

Totals	$615,666	100.0%	162	7,701	4,157	370

(1)
We have investments in 25 states leased to 27 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

        Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options and one contains limited period options that permit the operator to purchase the property. The leases provide for fixed

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

  (i)
  a specified annual increase over the prior year's rent, generally between 2.0% and 3.0%;

  (ii)
  a calculation based on the Consumer Price Index;

  (iii)
  as a percentage of facility net patient revenues in excess of base amounts or

  (iv)
  specific dollar increases.

        Contingent rent income for the years ended December 31, 2010, 2009 and 2008 was not significant in relation to contractual base rent income.

        During the year ended December 31, 2010, we sold a 195-bed skilled nursing property located in Virginia to the lessee under a purchase option for $4,935,000. As a result, we received net cash proceeds of $4,864,000 and recognized a gain net of selling expenses of $310,000.

        The following table summarizes our acquisitions during 2010 (in thousands):

						(Unaudited)
									Number of
Type of Property	Purchase Price		Transaction Costs		Total Acquisition Costs	Annualized Rental Income(6)		Number of Properties	SNF Beds	ALF Units	ILF Units
Assisted Living	$26,900		$210	(4)	$27,110	$2,952		4	—	241	—
Skilled Nursing(1)	54,011	(3)	140		54,151	7,228		5	668	—	—
Other Senior Housing(2)	13,339		—	(5)	13,339	—	(5)	1	137	46	47

Totals	$94,250		$350		$94,600	$10,180		10	805	287	47

(1)
At the time of acquisition, we preliminarily estimate the allocation of the assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. We determine the final value of the identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. We are in the process of completing the final allocation of assets for our December 2010 acquisitions.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(3)
Purchased a 166-skilled nursing property in Texas and leased the property to a third party operator, who previously operated the property under a lease with the seller. We paid this operator $0.1 million as a lease inducement which is amortized as a yield adjustment over the life of the lease.

(4)
Purchased four assisted living properties with a total of 241 units for $26,900,000 and incurred $210,000 in transaction costs. Included in the transaction costs is a $106,000 charge which represents half of the seller's prepayment penalty on its loan

(5)
Acquired the other senior housing property along with a 90-bed skilled nursing property for $22,000,000 and incurred $7,000 in transaction costs. The transaction costs for this acquisition are included in the skilled nursing property transaction costs above. These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options and the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  annualized rental income is $2,420,000 (unaudited) which is included in the annualized rental income for skilled nursing properties above. We do not allocate rental income among properties in a master lease.

(6)
Includes annualized cash and straight-line rental income. For the year ended December 31, 2010 we recorded cash and straight-line rental income of $5,096,000 (unaudited) for properties acquired during 2010.

        The following unaudited pro forma consolidated results of operations for the years ended December 31, 2010 and 2009 assume that the acquisitions of the above properties were completed as of January 1, 2009 as shown below (in thousands):

	December 31, 2010	December 31, 2009
Revenues	$79,386	$79,556
Net Income	$48,827	$49,192

        Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred as of January 1, 2009, nor does it intend to be a projection of future results.

        Subsequent to December 31, 2010, we entered into a purchase agreement to acquire two senior housing properties with 178 skilled nursing beds, 40 assisted living units, 34 independent living units and 19 cottages and patio homes. The properties are located in South Carolina and the aggregate purchase price is $11,450,000. The transaction is scheduled to close on or about February 28, 2011. Simultaneous with the purchase, we will lease the properties, under a 10-year triple net master lease, to an unrelated third-party operator. The lease will contain three 5-year renewal options and annual escalations of 2.5%. Additionally we have agreed to fund $700,000 in capital improvements to the properties at the lease rate.

        Also, during the year ended December 31, 2010, we invested $4,593,000 at an average yield of 9.7% under agreements to expand and renovate 11 properties operated by seven different operators and we invested $1,231,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment. See Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

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

        During the year ended December 31, 2008, we sold for $600,000 a vacant parcel of land adjacent to a skilled nursing property in New Mexico to a third party. We received net cash proceeds of $555,000 and recognized a $92,000 gain on sale. We also acquired a 30-bed skilled nursing property located in Ohio for an aggregate price of $1,014,000 that was added to an existing master lease. Additionally, we invested $2,996,000, at an average yield of approximately 10.0%, under existing commitment agreements to expand and renovate 13 existing properties operated by seven different operators and we invested $1,359,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $16,016,000, $14,705,000, and $14,709,000 for the years ended December 31, 2010, 2009 and 2008.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent are: $69,588,000; $70,838,000; $72,122,000; $72,539,000; $59,158,000 and $314,463,000 for the years ending December 31, 2011, 2012, 2013, 2014, 2015, and thereafter.

        Set forth in the table below are the components of the net income from discontinued operations (in thousands):

	For the year ended December 31,
	2010	2009	2008
Rental income	$404	$518	$518
Interest and other income	—	—	—

Total revenues	404	518	518
Interest expense	—	—	—
Depreciation and amortization	(146)	(293)	(293)
Operating and other expenses	(36)	—	—

Total expenses	(182)	(293)	(293)

Income from discontinued operations	$222	$225	$225

        Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm's audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

        Sunwest Management Inc.    During 2010, we received a $770,000 bankruptcy settlement distribution relating to Sunwest Management,  Inc. (or Sunwest). During 2008, we disclosed in a Current Report on Form 8-K filed with the SEC that companies affiliated with Sunwest was experiencing certain negative cash shortfalls. Our relationship with Sunwest was limited to four properties: two mortgage loans secured by properties in Texas and a master lease covering two properties in California. In August 2008, Sunwest ceased payment on the mortgage loans and the master lease. We acted to preserve our investments as described below.

        In October 2008, we completed an assignment and assumption of a $1,523,000 loan secured by a first mortgage on a 165-unit assisted living property in Mesquite, Texas to an entity formed by the non-Sunwest equity investors after the non-Sunwest equity investors paid all of the past due interest, property tax impounds, attorney's fees and a $50,000 replacement reserve relating to this loan when mortgaged to Sunwest. The loan matures in November 2011 with an interest rate of 11.15%. Subsequent to December 31, 2010, we received $1,005,000 plus accrued interest related to the payoff of the outstanding balance of this mortgage loan.

        In October 2008, we acquired a 140-unit assisted living property in Fort Worth, Texas through foreclosure for $4,717,000, which represented the amount of the Sunwest loan of $4,704,000 and capitalized fees associated with the foreclosure. The property is being operated by a third party operator under a 10-year lease with two five-year renewal options.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In August 2008, Sunwest ceased payments on a master lease covering a 109-unit assisted living property in Vacaville, California and a 113-unit assisted living property in Bakersfield, California. Accordingly we wrote-off $124,000 of straight-line rent receivable in 2008 related to this master lease. Our total gross investment in the properties under the master lease was approximately $26,156,000 or 4.5% of our gross investments in real estate as of December 31, 2008. In December 2008, we leased these properties to a third party operator under a 10-year lease with two five-year renewal options.

        As of December 31, 2008, single purpose subsidiaries owned by us owed debt obligations totaling $16,054,000 secured by the master lease properties. Specifically, the outstanding principal balance on the Bakersfield property was $8,202,000 at a rate of 8.43% which was paid off in July 2009, and the outstanding principal balance on the Vacaville property was $7,852,000 at a rate of 8.69% which was paid off in May 2010.

7. Notes Receivable

        Our notes receivable consists of various loans and line of credit agreements with certain operators. The following table summarizes the number of loans outstanding, the weighted average interest rate and the carrying value as of December 31, 2010, 2009, and 2008 and notes receivable principal payments received and advanced for the years 2010, 2009, and 2008 (in thousands):

	Number of Loans	Weighted Average Interest Rate	Carrying Value	Principal Payments Received	Principal Advanced
2010	5	11.9%	$1,283	$1,573	$(100)
2009	7	11.5%	2,689	671	(375)
2008	6	11.8%	2,895	848	(420)

8. Marketable Securities

        At December 31, 2010, 2009 and 2008, we had a $6,500,000 investment in Skilled Healthcare Group, Inc.'s (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG. See Note 12. Transactions with Related Party for further discussion.

9. Debt Obligations

        Bank Borrowings.    During 2010, we added a new lender with a $30,000,000 commitment to our Unsecured Credit Agreement, dated July 17, 2008. This additional commitment provides a total availability of $110,000,000 under our Unsecured Credit Agreement with the opportunity to increase the credit amount up to a total of $120,000,000. The Unsecured Credit Agreement provides a revolving line of credit with a final maturity date of July 17, 2011. Based on our current maximum total indebtedness to total asset value ratio as calculated in the Unsecured Credit Agreement, our current pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        During 2010 we borrowed $83,700,000 and repaid $59,500,000 under our Unsecured Credit Agreement. At December 31, 2010, we had $37,700,000 outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement and $72,300,000 available for borrowing. Subsequent to December 31, 2010, we repaid $4,200,000 under our Unsecured Credit Agreement. After this payment, we had $33,500,000 outstanding under the Unsecured Credit Agreement with $76,500,000 available for borrowing. At December 31, 2010 and 2009, we were in compliance with all covenants.

        Senior Unsecured Notes.    During 2010, we completed the sale to affiliates and managed accounts of Prudential Investment Management,  Inc. (individually and collectively "Prudential") of $25,000,000 aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity between January 14, 2014 and January 14, 2019. Also, we entered into an uncommitted private shelf agreement with Prudential which provides for the possible issuance of up to an additional $50,000,000 of senior unsecured fixed-rate term notes during the three-year issuance period. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates at the date of the "rate lock." Maturities of each issuance are at our election for up to 10 years from the date of issuance with a maximum average life of 7 years from the date of original issuance.

        Mortgage Loans Payable.    During 2010, we paid off a $7,626,000 mortgage loan secured by an assisted living property located in California. The retired debt had an interest rate of 8.69%. Also, during 2010, we paid $59,000 in regularly scheduled principal payments. At December 31, 2010, we have no mortgage loans payable outstanding. During 2009, we paid off three mortgage loans totaling $23,935,000 secured by 11 assisted living properties located in various states. The retired debts bore a weighted average interest rate of 8.68%. We also paid $443,000 in regularly scheduled principal payments. At December 31, 2009, we had one mortgage loan outstanding with a carrying value of $7,685,000 and the aggregate carrying value of real estate properties securing our mortgage loans payable was $10,456,000.

        Bonds Payable.    At December 31, 2010 and 2009 we had outstanding principal of $3,730,000 and $4,225,000, respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2010, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.20%. During 2010 and 2009 we paid $495,000 and $465,000, respectively, in regularly scheduled principal payments. Subsequent to December 31, 2010, we paid $530,000 in scheduled principal payments on bonds payable. As of December 31, 2010 and 2009, the aggregate carrying value of real estate properties securing our bonds payable was $7,179,000 and $7,443,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Scheduled Principal Payments.    The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2010, and excludes the effects of interest (in thousands):

	Total		2011	2012	2013	2014	2015	Thereafter
Bank borrowings	$37,700	(1)	$37,700	$—	$—	$—	$—	$—
Senior unsecured notes	50,000		—	—	—	4,167	29,166	16,667
Bonds payable	3,730		530	565	600	635	1,400	—

	$91,430		$38,230	$565	$600	$4,802	$30,566	$16,667

(1)
At December 31, 2010 we had $72,300 available for borrowing under our Unsecured Credit Agreement. Subsequent to December 31, 2010, we repaid $4,200 under our Unsecured Credit Agreement. After this payment, we had $33,500 outstanding under the Unsecured Credit Agreement with $76,500 available for borrowing.

10. Equity

        Preferred Stock.    Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,				Carrying Value at December 31,
			Liquidation Value Per share	Dividend Rate
Issuance	2010	2009			2010	2009
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series E Cumulative Convertible Preferred Stock	—	37,816	$25.00	8.5%	$—	$23.84
Series F Cumulative Preferred Stock	3,536,530	5,894,216	$25.00	8.0%	$23.99	$23.99

Total Cumulative Preferred Stock	5,536,530	7,932,032

        Our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C Preferred Stock) is convertible into 2,000,000 shares of our common stock at $19.25 per share. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C Preferred Stock were 2,000,000 shares at December 31, 2010 and 2009.

        Our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E Preferred Stock) was convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock. Series E Preferred Stock was redeemable by us, at our option, in whole or from time to time in part, for $25.00 per Series E Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption. Dividends were payable quarterly. During 2010, 2009 and 2008, holders of 32,895 shares, 900 shares and 123,419 shares, respectively, of Series E Preferred Stock elected to convert such shares into 65,790 shares, 1,800 shares and 246,838 shares, respectively, of common stock. During 2010, we redeemed the remaining 4,921 shares of outstanding Series E preferred stock at a redemption price of $25.4191 per share, including accrued and unpaid dividends up to and including the redemption date. Accordingly, we recognized the $6,000 of original issue costs related to the Series E preferred stock as a preferred stock redemption charge which is included in the income statement line item "Income allocated to preferred stockholders." At December 31, 2010, we had no shares of our Series E preferred stock outstanding and no shares reserved for issuance of common stock related to the conversion of Series E Preferred Stock.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our 8.0% Series F Cumulative Stock (or Series F Preferred Stock) may be redeemed by us, at our option, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends to the date of redemption. The dividend rate is 8.0% and the liquidation value is $25.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly to stockholders of record on the first day of each quarter. During 2010, we redeemed 2,357,686 shares of our Series F preferred stock, representing 40% of our outstanding shares, at a redemption price of $25.3889 per share, including accrued and unpaid dividends up to the redemption date. Accordingly, we recognized the $2,377,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge which is included in the income statement line item "Income allocated to preferred stockholders." During 2009 and 2008, we invested $2,000,000 and $14,276,000, respectively, to repurchase a total of 109,484 shares and 636,300 shares, respectively, of our Series F Preferred Stock at an average cost including fees and costs of $18.27 per share and $22.44 per share, respectively. In accordance with the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is the liquidation value over the fair value, netted with the original issuance costs has been added to net income in calculating net income allocable to common stockholders.

        While outstanding, the liquidation preferences of each share of preferred stock are pari passu with one another. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

        Common Stock.    Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market. This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization. During 2010 and 2009, we did not purchase shares of our common stock. During 2009, we repurchased and retired 900 shares of common stock for an aggregate purchase price of $16,000 or $17.33 per share, including fees and costs. The shares were purchased on the open market under this Board authorization. At December 31, 2010, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of equity securities.

        On August 4, 2010, we entered into an amendment to our equity distribution agreement dated as of August 5, 2009 to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares. On October 26, 2010, we entered into an amended and restated equity distribution agreement to include an additional sales agent. Sales of common shares are made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During 2010, we sold 776,400 shares of common stock at a weighted average price, including fees and costs, of $25.55 per share, resulting in net proceeds of $19,838,000 after $492,000 of fees and costs. During 2009, we sold 30,000 shares of common stock at a weighted average price, including fees and costs, of $25.54 per share, resulting in net proceeds of $766,000 after $18,000 of fees and costs.

        Additionally, during 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before fees and costs of $703,000, in a registered direct placement to certain institutional investors. We raised $47,956,000 in net proceeds from the offering. The net proceeds were used as part of the redemption costs of all of our Series E preferred stock and 40% of our Series F preferred stock outstanding, as previously discussed.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Non-controlling Interests.    We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. At December 31, 2010, we have reserved 112,588 shares of our common stock under this partnership agreement. If we issued shares of our common stock upon limited partners' election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders' equity. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost. At December 31, 2010, the carrying value and market value of the partnership conversion rights was $1,962,000 and $3,209,000, respectively.

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

        Available Shelf Registrations.    On June 9, 2010, we filed a Form S-3 "shelf" registration statement which became effective June 16, 2010, to replace our prior shelf registration statement. Our current shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Dividend Distributions. We declared and paid the following cash dividends on our common and preferred stock (in thousands):

	Year Ended December 31, 2010				Year ended December 31, 2009
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$3,272		$3,272		$3,272		$3,272
Series E	42		62		81		81
Series F	10,348		11,527		11,788		11,843

Total Preferred	13,662		14,861		15,141		15,196
Common Stock	39,041	(1)	39,041	(1)	36,177	(2)	36,177	(2)

Total(3)	$52,703		$53,902		$51,318		$51,373

(1)
Represents $0.13 per share per month for January through October of 2010 and $0.14 per share per month for November and December of 2010 which represents a 7.7% increase.

(2)
Represents $0.13 per share per month for the year ended December 31, 2009.

(3)
The difference between declared and paid is the change in distributions payable on the consolidated balance sheet.

        Subsequent to December 31, 2010, we declared a monthly cash dividend of $0.14 per share on our common stock for the months of January, February and March 2011, payable on January 31, February 28 and March 31, 2011, respectively, to stockholders of record on January 21, February 18 and March 23, 2011, respectively.

        Other Equity.    During the years we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, we retained the non-investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At December 31, 2010 and 2009, Other Equity consisted of $264,000 and $390,000, respectively, of accumulated other comprehensive income.

        Stock Based Compensation Plans.    During 2008 we adopted and our shareholders approved the 2008 Equity Participation Plan under which 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2008 Equity

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Participation Plan are set by our compensation committee at its discretion. During 2010, we granted 4,000 shares of restricted stock at $25.95 per share, 1,000 shares of restricted stock at $25.04 per share and 11,030 shares of restricted stock at $26.53 per share under this plan. These shares vest ratably over a three-year period from the grant date. Additionally, during 2010, we granted 92,900 shares of restricted stock at $26.59 per share under this plan. These shares vest ratably over a five-year period from the grant date. We also granted 99,661 shares of restricted stock at $26.53 per share under this plan during 2010. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010. We did not grant stock options during 2010. During 2009 we granted 15,000 stock options and 3,000 shares of restricted stock at $24.65 per share under this plan. Also, we granted 3,000 shares of restricted stock at $18.34 per share and 36,988 shares of restricted stock at $17.06 per share under this plan. These shares vest ratably over a three-year period. During 2008 neither stock options nor restricted stock were granted under this plan.

        Restricted Stock.    Restricted stock activity for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Outstanding, January 1	84,866	88,450	137,354
Granted	208,591	42,988	—
Vested	(76,140)	(46,572)	(48,904)
Canceled	—	—	—

Outstanding, December 31	217,317	84,866	88,450

Compensation expense for the year(1)	$1,210,000	$1,242,000	$1,088,000

(1)
At December 31, 2010, the total compensation cost related to unvested restricted stock granted is $5,170,000, which will be recognized ratably over the remaining vesting period.

        Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock.

        Stock Options.    Nonqualified stock option activity for the years ended December 31, 2010, 2009 and 2008, was as follows:

	Shares			Weighted Average Price
	2010	2009	2008	2010	2009	2008
Outstanding, January 1	197,000	217,000	234,500	$22.88	$22.62	$22.71
Granted	—	15,000	—	$—	$24.65	$—
Exercised	(11,666)	(35,000)	(17,500)	$15.62	$22.00	$23.79
Canceled	—	—	—	$—	$—	$—

Outstanding, December 31	185,334	197,000	217,000	$23.34	$22.88	$22.62

Exercisable, December 31(1)	175,334	113,830	80,663	$23.27	$27.94	$25.88

(1)
The aggregate intrinsic value of exercisable options at December 31, 2010, based upon the closing price of our common shares at December 31, 2010, amounted to approximately $844,000. Options exercisable at December 31, 2010 have a weighted average remaining contractual life of approximately 4.4 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The options exercised during 2010, 2009 and 2008 were as follows:

	Options Exercised	Weighted Average Exercise Price	Option Value	Market Value(1)
2010	11,666	$15.62	$182,000	$315,000
2009	35,000	$22.00	$770,000	$924,000
2008	17,500	$23.79	$416,000	$519,000

(1)
As of the exercise dates.

        We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected.

        The estimates for the fair value of options granted during 2010, 2009, and 2008 were as follows:

	Options Granted	Weighted Average Expected Life (in years)	Weighted Average Volatility	Weighted Average Risk Free Interest Rate	Expected Dividend Yield	Weighted Average Fair Value
2010	—	—	——	—%	—%	$—
2009	15,000	3	0.323	1.73%	6.33%	$3.39
2008	—	—	—	—%	—%	$—

        The weighted average exercise price of the options was $23.34, $22.88 and $22.62 and the weighted average remaining contractual life was 0.1, 0.6 and 1.3 years as of December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the total compensation cost related to unvested stock options granted was $27,000, which will be recognized over the remaining vesting period.

11. Commitments and Contingencies

        The following table summarizes our capital improvement commitments as of December 31, 2010 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 12/31/10		Open Commitment at 12/31/10		Estimated Yield		Property Type	Properties	Major Operator
$2,000	1/1/2011	$—		$2,000			(2)(3)	SNF	1	N/A
40	2/28/2011	27		13			(4)	OTHER(1)	1	N/A
1,920	4/1/2011	1,534		386			(5)	ALF	2	N/A
4,000	4/1/2011	2,121	(9)(b)	1,879		11.00%	(2)	SNF	1	Preferred Care
1,500	5/31/2011	826	(9)(a)	674			(6)	ALF	3	N/A
1,927	7/1/2011	1,802		125		10.00%	(2)	OTHER(1)	1	N/A
5,000	12/31/2014	—		5,000	(7)		(8)	ALF	37	ALC

$16,387		$6,310		$10,077

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(3)
The higher of one-year LIBOR plus 5.3% or 10%.

(4)
The yield is included in the initial lease rate.

(5)
The commitment is allocated in three tranches of $750, $850 and $320. The yield for the $750 tranche is included in the initial lease rate; the yield for the $850 tranche is 8.5% with minimum rent increases as per footnote (3); the yield for the $320 tranche is 9.5% with minimum rent increases on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.

(6)
The lease rate in effect on the date funded: 7% for March through November 2010 and 8% for December 2010 through the expiration date of the commitment. Minimum rent increase as per footnote (2).

(7)
$5,000 per year for the life of the lease.

(8)
9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

(9)
Subsequent to December 31, 2010, we invested an additional $602 in the following commitments: (9)(a) $142, (9)(b) $460.

        The following table summarizes our loan commitments as of December 31, 2010 (dollar amounts in thousands):

Commitment	Expiration Date	Used Commitment at 12/31/10	Open Commitment at 12/31/10	Yield	Property Type(1)	Properties	Major Operator
$50	3/31/2011	$20	$30	10.00%	OTHER	1	N/A

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

12. Transactions with Related Party

        We have entered into transactions with Skilled Healthcare Group, Inc. (or SHG). One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes. As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at December 31, 2010 and 2009. During 2010, 2009 and 2008, we recognized $720,000, $720,000 and $728,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

        In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). We were not a direct party to this transaction. One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease agreement dated in February 2006. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to subsidiaries of SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG. During 2010, 2009 and 2008, we received $4,160,000, $4,058,000 and $3,917,000, respectively, in rental income and recorded $342,000, $443,000 and $535,000, respectively, in straight-line rental income from subsidiaries of SHG. At December 31, 2010 and 2009, the straight-line rent receivable from subsidiaries of SHG was $2,822,000 and $2,480,000, respectively.

13. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2010, 2009 and 2008 were cash distributions.

        The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2010	2009	2008
Ordinary taxable distribution	$1.200	$1.549	$1.557
Return of capital	0.334	—	—
Unrecaptured Section 1250 gain	0.034	—	—
Long term capital gain	0.012	0.011	0.003

Total	$1.580	$1.560	$1.560

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income Per Common Share

        Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2010	2009	2008
Income from continuing operations	$45,521	$44,135	$42,967
Less income allocated to non-controlling interests	(191)	(296)	(307)
Less income allocated to participating securities Non-forfeitable dividends on participating securities	(230)	(139)	(159)

Total income allocated to participating securities	(230)	(139)	(159)
Less income allocated to preferred stockholders:
Preferred stock dividends	(13,662)	(15,141)	(15,390)
Preferred stock redemption charge	(2,383)	—	—
Allocation of income from preferred stock buyback	—	626	989

Total income allocated to preferred stockholders	(16,045)	(14,515)	(14,401)

Income from continuing operations allocable to common stockholders	29,055	29,185	28,100
Add net income from discontinued operations:
Discontinued operations	222	225	225
Gain on sale of assets, net	310	—	92

Total net income from discontinued operations	532	225	317

Total net income allocable to common stockholders	29,587	29,410	28,417
Effect of dilutive securities:
Convertible preferred securities	40	80	110

Total effect of dilutive securities	40	80	110

Net income for diluted net income per share	$29,627	$29,490	$28,527

Shares for basic net income per share	24,495	23,099	22,974
Effect of dilutive securities:
Stock options	23	8	11
Convertible preferred securities	50	75	104

	73	83	115

Shares for diluted net income per share	24,568	23,182	23,089

Basic net income per common share	$1.21	$1.27	$1.24

Diluted net income per common share(1)	$1.21	$1.27	$1.24

(1)
For each year, the Series C Cumulative Convertible Preferred Stock, the participating securities and the convertible non-controlling interests have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information (Unaudited)

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands except per share amounts)
2010
Revenues	$17,736	$18,070	$18,517	$19,979
Net income from discontinued operations	56	44	101	331
Net income available to common stockholders	6,694	7,739	5,571	9,583
Net income per common share from continuing operations allocable to common stockholders:
Basic	$0.29	$0.33	$0.22	$0.35
Diluted	$0.28	$0.32	$0.22	$0.35
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.02
Diluted	$0.00	$0.00	$0.01	$0.02
Net income per common share available to common stockholders:
Basic	$0.29	$0.33	$0.22	$0.37
Diluted	$0.29	$0.33	$0.22	$0.37
Dividends per share declared	$0.39	$0.39	$0.39	$0.41
Dividend per share paid	$0.39	$0.39	$0.39	$0.41
2009
Revenues	$17,587	$17,256	$17,198	$17,335
Net income (loss) from discontinued operations	56	56	57	56
Net income available to common stockholders	7,966	6,843	7,431	7,170
Net income per common share from continuing operations allocable to common stockholders:
Basic	$0.34	$0.29	$0.32	$0.31
Diluted	$0.34	$0.29	$0.32	$0.31
Net income per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per common share available to common stockholders:
Basic	$0.35	$0.30	$0.32	$0.31
Diluted	$0.35	$0.30	$0.32	$0.31
Dividends per share declared	$0.39	$0.39	$0.39	$0.39
Dividend per share paid	$0.39	$0.39	$0.39	$0.39

(1)
Revenues related to properties sold in 2010 have been reclassified to discontinued operations for all periods presented as required by the FASB accounting guidance. There were no properties sold in 2009.

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

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2010 and 2009 assuming election of fair value for our financial assets and financial liabilities were as follows:

	At December 31, 2010			At December 31, 2009
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$59,026	$67,697	(1)	$69,883	$80,200	(1)
Marketable debt securities	6,478	6,695	(2)	6,473	6,874	(2)
Mortgage loans payable	—	—		7,685	7,806	(3)
Bonds payable	3,730	3,730	(4)	4,225	4,225	(4)
Bank borrowings	37,700	37,700	(4)	13,500	13,500	(4)
Senior unsecured notes	50,000	49,943	(5)	—	—

(1)
Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2010 and 2009 was 7.5%.

(2)
Our investment in marketable debt securities is classified as Level 2. The fair value is measured using quoted market rates based on most recent transactions from an independent third party source. The pricing of our marketable debt securities as of December 31, 2010 and 2009 was 103.00% and 105.75%, respectively. See Note 4. Marketable Securities for further discussion.

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

(4)
Our bonds payable and bank borrowings are at a variable interest rate. The estimated fair value of our bonds payable approximated their carrying values at December 31, 2010 and 2009 based upon prevailing market interest rates for similar debt arrangements. Subsequent to December 31, 2010, we paid $530,000 in scheduled principal payments on bonds payable. Also , subsequent to December 31, 2010, we repaid $4,200,000 under our Unsecured Credit Agreement. After this payment we had $33,500,000 outstanding under

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  the Unsecured Credit Agreement with $76,500,000 available for borrowing. At December 31, 2009, we had $13,500,000 outstanding borrowings under our Unsecured Revolving Credit Agreement and $66,500,000 was available for borrowing.

(5)
Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management's estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2010, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.5%.

17. Subsequent Events

        We had the following events occur subsequent to December 31, 2010.

        We declared a monthly cash dividend of $0.14 per common share per month for the months of January, February and March 2011, payable on January 31, February 28 and March 31, 2011, respectively, to stockholders of record on January 21, February 18 and March 23, 2011, respectively.

        We received $1,005,000 plus accrued interest related to the payoff of a mortgage loan secured by an assisted living property in Texas.

        We repaid $4,200,000 under our Unsecured Credit Agreement. After this payment, we had $33,500,000 outstanding under the Unsecured Credit Agreement with $76,500,000 available for borrowing. Also, we paid $530,000 in scheduled principal payments on bonds payable.

        We invested an additional $602,000 in various capital improvement commitments as follows (dollar amounts in thousands):

Commitment	Expiration Date	Funded Subsequent to 12/31/10	Open Commitment Subsequent to 12/31/10	Estimated Yield		Property Type	Properties	Major Operator
$1,500	5/31/2011	$142	$532		(1)	ALF	3	N/A
4,000	4/1/2011	460	1,419	11%	(2)	SNF	1	Preferred Care

(1)
The lease rate in effect on the date funded: 7% for March through November 2010 and 8% for December 2010 through the expiration date of the commitment. Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)
Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Account Description	Balance at beginning of period(2)	(Recovered) charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of period(2)
Year ended December 31, 2008
Allowance for doubtful accounts and other receivables	$890	$(55)	$—	$(75)	$760
Straight-line rent receivable allowance	—	140	—	—	140

	$890	$85	$—	$(75)	$900

Year ended December 31, 2009
Allowance for doubtful accounts and other receivables	$760	$(56)	$—	$—	$704
Straight-line rent receivable allowance	140	831	—	(342)	629

	$900	$775	$—	$(342)	$1,333

Year ended December 31, 2010
Allowance for doubtful accounts and other receivables	$704	$1,166	$—	$(889)	$981
Straight-line rent receivable allowance	629	844	—	—	1,473

	$1,333	$2,010	$—	$(889)	$2,454

(1)
Deductions represent uncollectible accounts written off.

(2)
Includes straight-line rent receivable allowance for properties classified as held-for-sale.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

					Gross amount at which carried at December 31, 2010
		Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances	Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
Skilled Nursing Properties:
Alamogordo, NM	$—	$210	$2,590	$3	$210	$2,593	$2,803	$624	1985	Dec-01
Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	835	1967/2008	Sep-05
Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	1,773	1982	Sep-05
Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	1,502	1970	Sep-05
Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,333	1973	Jan-96
Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	359	1973/2008	Dec-04
Atlanta, GA	—	175	1,282	3	175	1,285	1,460	556	1968	Sep-99
Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,344	1967/1974	Jan-96
Beaumont, TX	—	370	1,141	93	370	1,234	1,604	275	1950	Dec-05
Beeville, TX	—	186	1,197	70	186	1,267	1,453	224	1974	Dec-04
Benbrook, TX	—	503	2,121	102	503	2,223	2,726	520	1976	Jan-05
Canyon, TX(3)	—	196	506	211	196	717	913	370	1985/86	Jun-00
Carroll, IA	—	47	1,033	213	47	1,246	1,293	602	1969	Jan-96
Chesapeake, VA	—	388	3,469	1,097	388	4,566	4,954	2,096	1977/2002/2007	Oct-95
Clovis, NM	—	561	5,539	307	561	5,846	6,407	1,455	1970/2006	Dec-01
Clovis, NM	—	598	5,902	59	598	5,961	6,559	1,514	1969/95	Dec-01
Commerce City, CO	—	236	3,217	167	236	3,384	3,620	847	1964	Jun-04
Commerce City, CO	—	161	2,160	95	161	2,255	2,416	551	1967	Jun-04
Daleville, VA	—	279	8,382	—	279	8,382	8,661	177	2005	Jun-10
Del Norte, CO	—	103	930	326	103	1,256	1,359	238	1955/2006	Jun-05
Dresden, TN	—	31	1,529	123	31	1,652	1,683	544	1966/2002	Nov-00
Gardner, KS	—	896	4,478	2,908	896	7,386	8,282	1,989	1961/1974	Dec-99
Granger, IA	—	62	1,356	221	62	1,577	1,639	718	1979	Jan-96
Grapevine, TX	—	431	1,449	188	431	1,637	2,068	634	1974	Jan-02
Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,107	1969	Sep-99
Houston, TX	—	202	4,458	1,426	202	5,884	6,086	2,678	1961/2007	Jun-96
Houston, TX	—	365	3,769	1,598	365	5,367	5,732	2,447	1964/1968	Jun-96
Houston, TX	—	202	4,458	1,359	202	5,817	6,019	2,591	1967/2008	Jun-96
Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	632	1986-1987	Mar-02
Jefferson, IA	—	86	1,883	296	86	2,179	2,265	975	1968/1972	Jan-96
Marion, OH	—	119	1,156	1,142	119	2,298	2,417	457	1950/2006/2007	May-05
Marion, OH	—	48	2,466	—	48	2,466	2,514	416	1997	May-06
Marion, OH	—	210	804	—	210	804	1,014	756	1959	Jan-08
Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	3,674	1975/1996	Jun-96
Mesa, AZ	—	1,095	2,330	—	1,095	2,330	3,425	388	1979	Aug-06
Midland, TX	—	33	2,285	26	33	2,311	2,344	1,071	1973	Feb-96
Mission, TX	—	710	10,659	—	710	10,659	11,369	30	1988/2004	Nov-10
Montgomery, AL	—	242	5,327	115	242	5,442	5,684	2,444	1967/1974	Jan-96
Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	811	1973	Oct-97
Nacogdoches, TX	—	394	7,456	168	394	7,624	8,018	221	1987/1988/1991	Jan-10
Norwalk, IA	—	47	1,033	239	47	1,272	1,319	582	1975	Jan-96
Olathe, KS	—	520	1,872	313	520	2,185	2,705	857	1968	Sep-99
Orrville, OH	—	107	1,946	108	107	2,054	2,161	383	1956	Jun-06
Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,073	1982	Apr-04
Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	3,587	1985	Aug-00
Polk City, IA	—	63	1,376	153	63	1,529	1,592	712	1976	Jan-96
Portland, OR	—	100	1,925	2,652	100	4,577	4,677	1,488	1956/1974/2006/2007	Jun-97
Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	751	1976	Dec-01
Ripley, TN	—	20	985	387	20	1,372	1,392	444	1951/2002/2007	Nov-00
Roswell, NM	—	568	5,232	3	568	5,235	5,803	1,259	1975	Dec-01
Rusk, TX	—	34	2,399	448	34	2,847	2,881	1,551	1969	Mar-94
Sacramento, CA	—	220	2,929	—	220	2,929	3,149	1,310	1968	Feb-97
Salina, KS(3)	—	100	1,153	628	100	1,781	1,881	829	1985	May-97
Stephenville TX	—	670	16,461	—	670	16,461	17,131	48	2009	Nov-10
St. Petersburg, FL	—	1,070	7,930	—	1,070	7,930	9,000	201	1988	Feb-10
Tacoma, WA	—	723	6,401	901	723	7,302	8,025	1,100	1993/2009	Aug-06
Tappahannock, VA(3)	—	375	1,327	397	375	1,724	2,099	1,194	1977/1978	Oct-95
Tucson, AZ	—	276	8,924	112	276	9,036	9,312	3,303	1985/92	Aug-00

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

						Gross amount at which carried at December 31, 2010
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
Tyler, TX	—		300	3,071	22	300	3,093	3,393	663	1974	Mar-04
Wooster, OH	—		118	1,711	2,223	118	3,934	4,052	699	1952/62/71/07/08	Jun-06

Skilled Nursing Properties	—		23,118	217,187	25,926	23,118	243,113	266,231	63,812

Assisted Living Properties:
Ada, OK	—		100	1,650	—	100	1,650	1,750	604	1996	Dec-96
Arlington, OH	—		629	6,973	—	629	6,973	7,602	1,668	1993	Dec-01
Arvada, CO	—		100	2,810	276	100	3,086	3,186	1,053	1997	Aug-97
Athens, TX	—		96	1,510	1	96	1,511	1,607	588	1995	Jan-96
Bakersfield, CA	—		834	11,986	812	834	12,798	13,632	3,198	1998/2002	Dec-01
Battleground, WA	—		100	2,500	—	100	2,500	2,600	907	1996	Nov-96
Beatrice, NE	—		100	2,173	—	100	2,173	2,273	747	1997	Oct-97
Bexley, OH	—		306	4,196	—	306	4,196	4,502	1,005	1992	Dec-01
Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	861	1997	Aug-97
Burley, ID	—		100	2,200	—	100	2,200	2,300	761	1997	Sep-97
Caldwell, ID	—		100	2,200	—	100	2,200	2,300	761	1997	Sep-97
Camas, WA	—	(1)	100	2,175	—	100	2,175	2,275	819	1996	May-96
Central, SC	—		100	2,321	—	100	2,321	2,421	645	1998	Mar-99
Daytona Beach, FL	—		733	3,568	—	733	3,568	4,301	18	1996	Oct-10
Denison, IA	—		100	2,713	—	100	2,713	2,813	876	1998	Jun-98
Dodge City, KS	—		84	1,666	4	84	1,670	1,754	674	1995	Dec-95
Durant, OK	—		100	1,769	—	100	1,769	1,869	631	1997	Apr-97
Edmond, OK	—		100	1,365	526	100	1,891	1,991	653	1996	Aug-97
Elkhart, IN	—		100	2,435	—	100	2,435	2,535	819	1997	Dec-97
Erie, PA	—		850	7,477	—	850	7,477	8,327	2,490	1998	Oct-99
Eugene, OR	—		100	2,600	—	100	2,600	2,700	894	1997	Sep-97
Fremont ,OH	—		100	2,435	—	100	2,435	2,535	844	1997	Aug-97
Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	896	1998	Mar-99
Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	1,000	1999	Jul-99
Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	900	1998	Mar-98
Ft. Wayne, IN	—		594	3,461	476	594	3,937	4,531	124	1996	Nov-09
Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	615	1998	Mar-99
Grandview, WA	—	(1)	100	1,940	—	100	1,940	2,040	745	1996	Mar-96
Great Bend, KS	—		80	1,570	21	80	1,591	1,671	692	1995	Dec-95
Greeley, CO	—		100	2,310	270	100	2,580	2,680	887	1997	Aug-97
Greenville, NC	—		100	2,478	2	100	2,480	2,580	721	1998	Mar-99
Greenville, TX	—		42	1,565	—	42	1,565	1,607	608	1995	Jan-96
Greenwood, SC	—		100	2,638	—	100	2,638	2,738	783	1998	Mar-99
Gulf Breeze, FL	—		624	3,878	—	624	3,878	4,502	22	2000	Oct-10
Hayden, ID	—		100	2,450	243	100	2,693	2,793	969	1996	Dec-96
Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	866	1997	Aug-97
Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	733	1996	Mar-96
Kelso, WA	—		100	2,500	—	100	2,500	2,600	963	1996	Nov-96
Kennewick. WA	—	(1)	100	1,940	—	100	1,940	2,040	749	1996	Feb-96
Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	832	1996	Dec-96
Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	839	1997	Aug-97
Longmont, CO	—		100	2,640	—	100	2,640	2,740	858	1998	Jun-98
Longview, TX	—		38	1,568	1	38	1,569	1,607	616	1995	Oct-95
Loveland, CO	—		100	2,865	270	100	3,135	3,235	1,062	1997	Sep-97
Lufkin, TX	—		100	1,950	—	100	1,950	2,050	745	1996	Apr-96
Madison, IN	—		100	2,435	—	100	2,435	2,535	834	1997	Oct-97
Marshall, TX	—		38	1,568	451	38	2,019	2,057	792	1995	Oct-95
McPherson, KS	—		79	1,571	4	79	1,575	1,654	685	1994	Dec-95
Merritt Island, FL	—		455	8,245	—	455	8,245	8,700	42	2004	Oct-10
Millville, NJ	—		100	2,825	—	100	2,825	2,925	975	1997	Aug-97
Monroeville, PA	—		526	5,334	230	526	5,564	6,090	167	1997	Nov-09
Nampa, ID	—		100	2,240	23	100	2,263	2,363	818	1997	Jan-97
New Bern, NC	—		100	2,427	1	100	2,428	2,528	638	1998	Mar-99
Newark, OH	—		100	2,435	—	100	2,435	2,535	834	1997	Oct-97

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

						Gross amount at which carried at December 31, 2010
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
Newport Richey, FL	—		100	5,845	664	100	6,509	6,609	2,409	1986/1995	Jan-98
Newport, OR	—		100	2,050	—	100	2,050	2,150	914	1996	Dec-96
Niceville, FL	—		100	2,680	—	100	2,680	2,780	871	1998	Jun-98
Norfolk, NE	—		100	2,123	—	100	2,123	2,223	744	1997	Jun-97
Pittsburgh, PA	—		470	2,615	117	470	2,732	3,202	89	1994	Nov-09
Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	676	1998	Mar-99
Rocky River, OH	—		760	6,963	—	760	6,963	7,723	2,260	1998	Oct-99
Salina, KS	—		79	1,571	4	79	1,575	1,654	685	1994	Dec-95
San Antonio, TX	—		100	1,900	—	100	1,900	2,000	676	1997	May-97
San Antonio, TX	—		100	2,055	—	100	2,055	2,155	725	1997	Jun-97
Shelby, NC	—		100	2,805	2	100	2,807	2,907	911	1998	Jun-98
Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	862	1998	Jun-98
Springfield, OH	—		100	2,035	270	100	2,305	2,405	791	1997	Aug-97
Sumter, SC	—		100	2,351	—	100	2,351	2,451	671	1998	Mar-99
Tallahassee, FL	—		100	3,075	—	100	3,075	3,175	1,002	1998	Apr-98
Tiffin, OH	—		100	2,435	—	100	2,435	2,535	844	1997	Aug-97
Troy, OH	—		100	2,435	306	100	2,741	2,841	955	1997	May-97
Tulsa, OK	—		200	1,650	—	200	1,650	1,850	597	1997	Feb-97
Tulsa, OK	—		100	2,395	—	100	2,395	2,495	840	1997	Jun-97
Tupelo, MS	—		467	8,933	—	467	8,933	9,400	47	2000	Oct-10
Tyler, TX	—		100	1,800	—	100	1,800	1,900	656	1996	Dec-96
Vacaville, CA	—		1,662	11,634	759	1,662	12,393	14,055	3,137	1998/2002	Dec-01
Vancouver, WA	—	(1)	100	2,785	—	100	2,785	2,885	1,047	1996	Jun-96
Waco, TX	—		100	2,235	—	100	2,235	2,335	786	1997	Jun-97
Wahoo, NE	—		100	2,318	—	100	2,318	2,418	805	1997	Jul-97
Walla Walla, WA	3,730	(1)	100	1,940	—	100	1,940	2,040	741	1996	Apr-96
Watauga, TX	—		100	1,668	—	100	1,668	1,768	583	1996	Aug-97
Wetherford, OK	—		100	1,669	592	100	2,261	2,361	776	1996	Aug-97
Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	834	1997	Sep-97
Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	674	1996	Dec-96
Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	944	1997	Sep-97
Worthington, OH	—		—	6,102	—	—	6,102	6,102	3,064	1993	Dec-01
Worthington, OH	—		—	3,402	—	—	3,402	3,402	1,749	1995	Dec-01
York, NE	—		100	2,318		100	2,318	2,418	805	1997	Aug-97

Assisted Living Properties:	3,730		15,975	262,615	6,336	15,975	268,951	284,926	78,696

Other Senior Housing Properties:
Bradenton, FL	—		330	2,720	160	330	2,880	3,210	1,472	1989/2002	Sep-93
Brownsville, TX	—		302	1,856	835	302	2,691	2,993	487	1968/2009	Apr-04
Cordele, GA	—		153	1,455	132	153	1,587	1,740	574	1987/1988/2002	Jul-00
Des Moines, IA(3)	—		115	2,096	1,433	115	3,529	3,644	1,445	1972	Sep-99
Ft. Worth, TX	—		333	4,385	900	333	5,285	5,618	505	1985/2009	Oct-08
Gardendale, AL	—		84	6,316	1,927	84	8,243	8,327	2,776	1976/1984/2009	May-96
Gardendale, AL	—		16	1,234	—	16	1,234	1,250	542	1988	May-96
Holyoke, CO	—		211	1,513	283	211	1,796	2,007	811	1963	Nov-00
Lakeland, FL	—		519	2,313	1,626	519	3,939	4,458	1,140	1968/74/96/02/06/07/09	Jul-00
Lecanto, FL	—		351	2,665	2,737	351	5,402	5,753	2,551	1988/2006	Sep-93
Wytheville, VA	—		647	12,692	—	647	12,692	13,339	332	1970/75/85/96	Jun-10
	—

Other Senior Housing Properties	—		3,061	39,245	10,033	3,061	49,278	52,339	12,635

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

					Gross amount at which carried at December 31, 2010
		Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances	Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
School:
Eagan, MN	—	1,110	1,790	—	1,110	1,790	2,900	—-	1987/1994	Sep-10
Trenton, NJ	—	100	6,000	3,170	100	9,170	9,270	3,566	1930/1998	Dec-98

School	—	1,210	7,790	3,170	1,210	10,960	12,170	3,566

Total	$3,730	$43,364	$526,837	$45,465	$43,364	$572,302	$615,666	$158,709

(1)
Single note backed by five properties in Washington.

(2)
Depreciation for building are calculated using a 35 to 40 year life. Depreciation for building improvements are calculated using a 10 to 20 year life. Depreciation for furniture and fixtures is calculated based on a 7 to 10 year life.

(3)
An impairment charge totaling $4,190 was taken against four properties based on our estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

        Activity for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Real Estate & Equipment	Accumulated Depreciation
Balance at December 31, 2007	$492,880	$115,766
Additions	5,347	14,655
Conversion of mortgage loans into owned properties	4,717	50
Impairment charges	136	4
Cost of real estate sold	(463)	—

Balance at December 31, 2008	502,617	130,475
Additions	16,843	14,705
Conversion of mortgage loans into owned properties	—	—
Impairment charges	—	—
Cost of real estate sold	—	—

Balance at December 31, 2009	519,460	145,180
Additions	100,191	16,016
Conversion of mortgage loans into owned properties	2,900	—
Impairment charges	—	—
Cost of real estate sold	(6,885)	(2,487)

Balance at December 31, 2010	$615,666	$158,709

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

										Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Unaudited) Number of								Carrying Amount of Mortgages December 31, 2010
							Current Monthly Debt Service
					Final Maturity Date	Balloon Amount(2)		Face Amount of Mortgages
State	Properties		Units/Beds(3)	Interest Rate(1)
TX	6		108	9.80%	2018	$5,095	$65	$6,800	$6,516	$—
FL	3		256	11.60%	2014	6,061	70	6,850	6,465	—
TX	1		230	10.20%	2017	2,972	39	4,000	3,771	—
CA	1		173	11.13%	2015	2,232	47	4,700	3,301	—
MO	1		100	10.85%	2018	1,847	39	1,500	3,147	—
NE	1		47	11.22%	2013	2,716	31	3,243	2,874	—
NE	1		44	11.22%	2013	2,537	29	3,036	2,684	—
FL	1		90	14.33%	2012	2,221	42	3,510	2,456	—
MT	1		34	13.95%	2013	2,053	27	2,346	2,144	—
NE	1		44	11.44%	2013	2,005	24	2,700	2,135	—
IA	1		44	11.22%	2013	1,998	23	2,400	2,111	—
TX	1		117	10.20%	2017	1,634	21	2,200	2,074	—
SD	1		34	11.22%	2013	1,954	22	2,346	2,064	—
Various	24		2,648	10.00%-13.25%	2011-2019	6,711	409	39,037	17,284	—

	44	(4)	3,969			$42,036	$888	$84,668	$59,026	$—

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

(4)
Includes 34 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
18	$ 500 - $ 2,000
8	$2,001 - $ 3,000
4	$3,001 - $ 4,000
1	$4,001 - $ 5,000
—	$5,001 - $ 6,000
2	$6,001 - $ 7,000
1	$7,001 - $10,000

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (Continued)

        Activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

Balance—December 31, 2007	$91,278
Investment in real estate mortgages	9,783
Recovery of loan losses	130
Mortgage premium	44
Loan prepayments/payoffs	(14,348)
Collections of principal	(4,642)
Conversion of loans into leases	(4,704)

Balance—December 31, 2008	77,541
Investment in real estate mortgages	280
Recovery of loan losses	56
Mortgage discount	(151)
Loan prepayments/payoffs	(3,716)
Collections of principal	(4,127)

Balance—December 31, 2009	69,883
Investment in real estate mortgages	1,694
Recovery of loan losses	108
Provisions for doubtful accounts	(1,235)
Mortgage discount	(121)
Loan prepayments/payoffs	(3,904)
Collections of principal	(4,499)
Conversion of loans into leases	(2,900)

Balance—December 31, 2010	$59,026

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report our disclosure controls and procedures were effective.

Internal Control over Financial Reporting.

        The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 82 and 83, respectively.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2010, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on our internal control over financial reporting appears on page 83.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited LTC Properties, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTC Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010 of LTC Properties Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 23, 2011

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end) under the headings "Proposal 1 Election of Directors," "Corporate Governance Principles and Board Matters," and "Executive Officers."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end) under the headings "Executive Compensation Discussion and Analysis," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Report."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end) under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end) under the heading "Certain Relationships and Related Transactions, and Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2010 fiscal year end) under the heading "Independent Registered Public Accounting Firm Fees and Services."

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as a part of this report:

Financial Statements

Financial Statement Schedules

II.	Valuation and Qualifying Accounts	83
III.	Real Estate and Accumulated Depreciation	84
IV.	Mortgage Loans on Real Estate	89

        All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

        The exhibits required by Item 601 of Regulation S-K are set forth in the index to exhibits on page 86 of this annual report.

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
4.1
Amended and Restated Agreement of Limited Partnership of LTC Partners IX, L.P. and Exchange Rights Agreement dated February 11, 1998 (incorporated by reference to Exhibit 4.8 to LTC Properties, Inc.'s Registration Statement on Form S-3 (File No. 333-115991) filed on May 28, 2004)
10.1
Second Amended and Restated Credit Agreement dated July 17, 2008 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch is the Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Book Manager, Key Bank National Association as Co-Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed July 18, 2008)
10.2	Commitment Amount Increase Request dated as of March 15, 2010 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Current Report on Form 8-K filed March 17, 2010)
10.3
First Amendment to the Second Amended and Restated Credit Agreement, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated November 1, 2010)
10.4
Equity Distribution Agreement, date August 5, 2009, between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed August 5, 2009)
10.5	Amendment No. 1 to Equity Distribution Agreement, dated August 4, 2010 (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.'s Current Report on Form 8-K dated August 4, 2010)
10.6
Amended and Restated Equity Distribution Agreement, dated October 26, 2010, between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.'s Current Report on Form 8-K dated October 26, 2010)
10.7
Equity Distribution Agreement, dated October 26, 2010, between LTC Properties, Inc. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.'s Current Report on Form 8-K dated October 26, 2010)
10.8
Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 14, 2010 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.9
Form of Purchase Agreement by and between the Company and the Purchasers of the Shares (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated August 3, 2010)

Exhibit Number	Description
10.10	Placement Agent Agreement dated August 2, 2010 between the Company and CSCA Capital Advisors, LLC (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.'s Current Report on Form 8-K dated August 3, 2010)
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
10.14+
Second Amended and Restated Employment Agreement of Clint Malin, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.15 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.15+
Amended and Restated Employment Agreement of T. Andrew Stokes, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.16 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.16	The 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009)
10.17
Form of Stock Option Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009)
10.18
Form of Restricted Stock Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.10 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009)
10.19
Form of Indemnity Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
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

LTC PROPERTIES, INC. Registrant
Dated: February 23, 2011
	By:	/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WENDY L. SIMPSON Wendy L. Simpson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2011
/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 23, 2011
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Executive Chairman of the Board and Director	February 23, 2011
/s/ BOYD HENDRICKSON Boyd Hendrickson	Director	February 23, 2011
/s/ DEVRA G. SHAPIRO Devra G. Shapiro	Director	February 23, 2011
/s/ EDMUND C. KING Edmund C. King	Director	February 23, 2011
/s/ TIMOTHY J. TRICHE Timothy J. Triche	Director	February 23, 2011