Form 10-Q
period 2011-03-31
LTC PROPERTIES INC
filed 2011-05-04
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock outstanding on April 21, 2011 was 30,334,574.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2011

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Real Estate Investments:
Land	$47,393	$42,254
Buildings and improvements	629,323	570,512
Accumulated depreciation and amortization	(163,196)	(158,709)
Net operating real estate property	513,520	454,057
Properties held-for-sale, net of accumulated depreciation and amortization: 2011 - $0; 2010 - $0	2,900	2,900
Net real estate property	516,420	456,957
Mortgage loans receivable, net of allowance for doubtful accounts: 2011 — $961; 2010 — $981	57,057	59,026
Real estate investments, net	573,477	515,983

Other Assets:
Cash and cash equivalents	23,390	6,903
Debt issue costs, net	601	743
Interest receivable	1,379	1,571
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2011 — $1,483; 2010 — $1,473	20,853	20,090
Prepaid expenses and other assets	8,126	8,202
Other assets related to properties held-for-sale	6	11
Notes receivable	1,117	1,283
Marketable securities (2)	6,479	6,478
Total assets	$635,428	$561,264

LIABILITIES
Bank borrowings	$—	$37,700
Senior unsecured notes	50,000	50,000
Bonds payable	3,200	3,730
Accrued interest	605	675
Earn-out liabilities	9,841	—
Accrued expenses and other liabilities	9,046	9,869
Equity Shares, Series F called for redemption	88,413	—
Distributions payable	3,058	1,768
Total Liabilities	164,163	103,742

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2011 — 2,000; 2010 — 5,536	38,500	126,913
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2011 — 30,335; 2010 — 26,345	303	263
Capital in excess of par value	506,313	398,599
Cumulative net income	635,597	623,491
Other	249	264
Cumulative distributions	(711,659)	(693,970)
Total LTC Properties, Inc. stockholders’ equity	469,303	455,560

Non-controlling interests	1,962	1,962
Total equity	471,265	457,522
Total liabilities and equity	$635,428	$561,264

(1)          On March 31, 2011 and December 31, 2010, we had $2,888 and $2,822 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          At March 31, 2011 and December 31, 2010, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income (1)	$18,182	$15,481
Interest income from mortgage loans	1,656	1,979
Interest and other income (2)	416	276
Total revenues	20,254	17,736
Expenses:
Interest expense	1,104	401
Depreciation and amortization	4,521	3,787
(Recovery) provisions for doubtful accounts	(10)	1,061
Operating and other expenses	2,449	1,973
Total expenses	8,064	7,222

Income from continuing operations	12,190	10,514
Discontinued operations:
(Expense) income from discontinued operations	(36)	56
Net (expense) income from discontinued operations	(36)	56
Net income	12,154	10,570

Income allocated to non-controlling interests	(48)	(48)
Net income attributable to LTC Properties, Inc.	12,106	10,522

Income allocated to participating securities	(89)	(43)
Income allocated to preferred stockholders	(6,624)	(3,785)
Net income available to common stockholders	$5,393	$6,694

Basic earnings per common share
Continuing operations	$0.21	$0.29
Discontinued operation	$0.00	$0.00
Net income available to common stockholders	$0.20	$0.29

Diluted earnings per common share
Continuing operations	$0.21	$0.28
Discontinued operation	$0.00	$0.00
Net income available to common stockholders	$0.20	$0.29

Weighted average shares used to calculate earnings per common share
Basic	26,310	23,283
Diluted	26,340	23,384

(1)      During the three months ended March 31, 2011 and 2010, we received $1,059 and $1,034, respectively, in rental income and recorded $66 and $92, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          During each of the three months ended March 31, 2011 and 2010, we recognized $180 of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$12,154	$10,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization — continuing and discontinued operations	4,521	3,860
Stock-based compensation expense	358	366
Straight-line rental income — continuing and discontinued operations (1)	(773)	(930)
Provisions for doubtful accounts	(10)	1,061
Other non-cash items, net	389	268
(Decrease) increase in accrued interest payable	(70)	8
Decrease in interest receivable	192	173
Net change in other assets and liabilities	(943)	(403)
Net cash provided by operating activities	15,818	14,973

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(54,192)	(17,559)
Investment in real estate mortgages	—	(72)
Principal payments received on mortgage loans receivable	1,966	967
Principal payments received on notes receivable	178	851
Net cash used in investing activities	(52,048)	(15,813)

FINANCING ACTIVITIES:
Bank borrowings	49,000	17,000
Repayment of bank borrowings	(86,700)	(2,000)
Principal payments on mortgage loan payable and bonds payable	(530)	(539)
Proceeds from common stock offering	103,829	9,654
Distributions paid to non-controlling interests	(48)	(67)
Distributions paid to stockholders	(12,833)	(12,920)
Other	(1)	66
Net cash provided by financing activities	52,717	11,194

Increase in cash and cash equivalents	16,487	10,354
Cash and cash equivalents, beginning of period	6,903	8,856
Cash and cash equivalents, end of period	$23,390	$19,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,031	$308

(1)          During the three months ended March 31, 2011 and 2010, we recorded $66 and $92, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2011 and 2010 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for a full year.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties disposed or classified as held-for-sale.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.   Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2011 (in thousands):

		Percentage		Number	Number of		Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$31,675	54.6%	23	28	3,207	—	$9.88
Assisted Living	23,092	39.8%	9	14	—	424	54.46
Other Senior Housing (2)	3,251	5.6%	1	1	99	74	18.79
Totals	$58,018	100.0%	33	43	3,306	498

(1)          We have investments in 12 states that include mortgages to 15 different operators.

(2)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

At March 31, 2011, the mortgage loans had interest rates ranging from 9.8% to 14.3% and maturities ranging from 2011 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended March 31, 2011, we received $961,000 in regularly scheduled principal payments and we received $1,005,000 plus accrued interest related to the payoff of one mortgage loan secured by one assisted living property.   Subsequent to March 31, 2011, we received $903,000 plus accrued interest related to the payoff of a mortgage loan secured by four skilled nursing properties in Texas.

During the three months ended March 31, 2010, we invested $72,000 under one mortgage loan for capital improvements and we received $967,000 in regularly scheduled principal payments.  During the three months ended March 31, 2010, we recorded an $852,000 provision for doubtful accounts related to a mortgage loan secured by a school property located in Minnesota. On April 20, 2010, the borrower of the school property ceased operations.  Subsequently, the borrower filing for Chapter 7 bankruptcy and we acquired the school property via deed-in-lieu of foreclosure.  The school property has been classified as held-for-sale and we are actively marketing to sell it.

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2011 (in thousands):

			Number	Number of			Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	ILF Units	per Bed/Unit
Skilled Nursing	$318,025	46.8%	65	7,529	—	—	$42.24
Assisted Living	285,610	42.0%	88	—	3,941	—	72.47
Other Senior Housing (3)	63,811	9.4%	13	814	256	423	42.74
School	12,170	1.8%	2	—	—	—	—
Totals	$679,616	100.0%	168	8,343	4,197	423

(1)          We have investments in 25 states leased to 29 different operators.

(2)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

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

(iii)             as a percentage of facility net patient revenues in excess of base amounts; or

(iv)            specific dollar increases.

During the three months ended March 31, 2011, we acquired two senior housing properties located in South Carolina with 118 licensed beds, 40 assisted living units and 53 independent living units for $11,450,000.  These properties were leased to a third party operator under a 10-year lease with three 5-year renewal options.  Also during the three months ended March 31, 2011, we purchased four skilled nursing properties with 524-beds in Texas for $50,841,000 which consists of $41,000,000 in cash at closing with the remainder in the form of contingent earn-out payments.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payment using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  These properties were leased to a third party operator under a 15-year lease with two five-year renewal options. During the three months ended March 31, 2011, we incurred and expensed $127,000 in transaction costs relating to these acquisitions.  At the time of acquisition, we preliminarily estimated the allocation of the assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. We will determine the final value of the identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. We are in the process of completing the final allocation of assets for our fourth quarter 2010 and first quarter 2011 acquisitions.

Also during the three months ended March 31, 2011, we invested $1,602,000 at an average yield of 9.9%, under agreements to expand and renovate six existing properties operated by three different operators.  We also invested $13,000 in capital improvements to one existing property under a lease agreement whose rental rates already reflected this investment.

During the three months ended March 31, 2010, we acquired two properties, a 120-bed skilled nursing property in Florida for $9,000,000 and a 166-bed skilled nursing property in Texas for $7,850,000.  We incurred and expensed $81,000 in transaction costs relating to these acquisitions.  Also during the three months ended March 31, 2010, we invested $550,000 at an average yield of 10.5%, under agreements to expand and renovate seven existing properties operated by six different operators.  We also invested $78,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.              Notes Receivable

During the three months ended March 31, 2011 and 2010, we received $178,000 and $851,000, respectively, in principal payments under various loans and line of credit agreements with certain operators.  At March 31, 2011, we had five such loans outstanding with a carrying value of $1,117,000 at a weighted average interest rate of 11.7%.  At December 31, 2010, we had five such loans outstanding with a carrying value of $1,283,000 at a weighted average interest rate of 11.9%.

4.              Marketable Securities

At March 31, 2011 and December 31, 2010, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.              Debt Obligations

Bank Borrowings. At December 31, 2010, we had $37,700,000 outstanding at an interest rate of LIBOR plus 1.50% under our Unsecured Credit Agreement.  During the three months ended March 31, 2011 we borrowed $49,000,000 and repaid $86,700,000 under our Unsecured Credit Agreement.  At March 31, 2011, we had no outstanding balance under our Unsecured Credit Agreement and $110,000,000 available for borrowing.  The Unsecured Credit Agreement provided a revolving line of credit with a final maturity date of July 17, 2011.  At March 31, 2011 and December 31, 2010, we were in compliance with all covenants.

Subsequent to March 31, 2011, we entered into a new $210,000,000 Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250,000,000.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Subsequent to March 31, 2011, we borrowed $70,000,000 under our new Unsecured Credit Agreement.  After this borrowing we had $70,000,000 outstanding under the new Unsecured Credit Agreement with $140,000,000 available for borrowing. Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

(i)                   a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;

(ii)                a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

(iii)             a ratio of unsecured debt to the value of the unencumbered asset pool not greater than 0.6 to 1.0; and

(iv)            a ratio of EBITDA, as calculated in the new Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans Payable.  At March 31, 2011 and December 31, 2010, we had no mortgage loans payable outstanding.  During the three months March 31, 2010, we paid $44,000 in regularly scheduled principal payments.

Bonds Payable.  At March 31, 2011 and December 31, 2010, we had outstanding principal of $3,200,000 and $3,730,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the three months ended March 31, 2011, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.2%.  During the three months ended March 31, 2011 and 2010, we paid $530,000 and $495,000, respectively, in regularly scheduled principal payments.  As of March 31, 2011 and December 31, 2010, the aggregate carrying value of real estate properties securing our bonds payable was $7,113,000 and $7,179,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.              Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2010	$455,560	$1,962	$457,522
Net income	12,106	48	12,154
Redemption of preferred stock	(88,413)	—	(88,413)
Common stock offering	103,829	—	103,829
Vested stock options and restricted stock	358	—	358
Reclassification adjustment	(14)	—	(14)
Non-controlling interest preferred return	—	(48)	(48)
Preferred stock dividends	(3,058)	—	(3,058)
Common stock dividends	(11,065)	—	(11,065)
Balance at March 31, 2011	$469,303	$1,962	$471,265

Preferred Stock.  At March 31, 2011, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at March 31, 2011.

At March 31, 2011, we had 3,536,530 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock) outstanding.  The Series F preferred stock had a liquidation value of $25.00 per share. At March 24, 2011, we announced the redemption, effective April 25, 2011, of all our outstanding Series F preferred stock.  The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  At March 31, 2011, the aggregate redemption amount of $88,413,000 was classified as a liability and the accrued and unpaid dividends were included under distributions payable on the consolidated balance sheet.  Accordingly, we recognized the $3,566,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

Common Stock.  During the three months ended March 31, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $4,898,000, in an underwritten public offering.  The net proceeds of $103,829,000 were used to redeem all of our Series F preferred stock outstanding and the remaining net proceeds were used to partially pay down amounts outstanding under our Unsecured Credit Agreement.

No common stock options were exercised during the three months ended March 31, 2011. During the three months ended March 31, 2010, a total of 6,666 common stock options were exercised at a total option value of $159,000 and a total market value on the date of exercise of $182,000.

On August 4, 2010, we entered into an amendment to our equity distribution agreement dated as of August 5, 2009 to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  On October 26, 2010, we entered into an amended and restated equity distribution agreement to include an additional sales agent.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the three months ended March 31, 2011, we did not sell shares of our common stock under our equity distribution agreement. During the three months ended March 31, 2010, we sold 365,000 shares of common stock at a weighted average price, including fees, of $26.45, resulting in net proceeds of $9,654,000 after $249,000 of fees. At March 31, 2011 we had $64,573,000 available under this equity distribution agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

On June 9, 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At March 31, 2011 we had availability of $167,614,000 under our effective shelf registration.

Non-controlling Interests. We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. We have reserved 112,588 shares of our common stock under this partnership agreement. If we issued shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost. At March 31, 2011, the carrying value and market value of the partnership conversion rights was $1,962,000 and $3,239,000, respectively.

Distributions. We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2011				Three months ended March 31, 2010
	Declared		Paid		Declared	Paid
Preferred Stock
Series C	$818		$—	(1)	$818	$818
Series E (2)	—		—		20	20
Series F	2,240	(3)	1,768		2,947	2,947
	3,058		1,768		3,785	3,785

Common Stock (4)	11,065		11,065		9,135	9,135

Total (5)	$14,123		$12,833		$12,920	$12,920

(1)          Series C preferred stock dividends were paid subsequent to March 31, 2011.

(2)          During 2010, we redeemed all of our 8.5% Series E Cumulative Convertible preferred Stock.

(3)          Includes the accrued and unpaid dividends on the Series F preferred stock up to the redemption date.

(4)          Represents $0.14 per share per month and $0.13 per share per month for the three months ended March 31, 2011 and 2010, respectively.

(5)          The difference between declared and paid is the change in distributions payable on the balance at March 31 and December 31.

On April 4, 2011, we declared a monthly cash dividend of $0.14 per common share per month for the months of April, May and June 2011, payable on April 29, May 31 and June 30, 2011, respectively, to stockholders of record on April 21, May 23 and June 22, 2011, respectively.

Other Equity.  Other equity consists of accumulated comprehensive income of $249,000 and $264,000 at March 31, 2011 and December 31, 2010, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Comprehensive Income:
Net income	$12,154	$10,570
Reclassification adjustment	(14)	(28)

Comprehensive income	$12,140	$10,542

Stock-Based Compensation.  No stock options were issued during the three months ended March 31, 2011 and 2010. At March 31, 2011, the total number of stock options that are scheduled to vest through December 31, 2011 and 2012 is 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense relating to the vesting of stock options for the three months ended March 31, 2011 and 2010 were $4,000 and $39,000, respectively.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2011 and 2012 is $13,000 and $10,000, respectively.

No restricted common stock was granted during the three months ended March 31, 2011.  During the three months ended March 31, 2010, we granted 11,030 shares of restricted common stock at $26.53 per share.  These shares vest ratably over a three-year period from the grant date.   Also, during the three months ended March 31, 2010, we granted 99,661 shares of restricted common stock at $26.53 per share. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.  During the three months ended March 31, 2011 and 2010, we recognized $354,000 and $327,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.              Commitments and Contingencies

During the three months ended March 31, 2011, we purchased four skilled nursing properties with 524-beds in Texas, described in Note 2. Real Estate Investments. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  The contingent earn-out payments were recorded at the date of acquisition in the amount of $9,841,000 and were included on the consolidated balance sheet line item earn-out liabilities. At March 31, 2011, the contingent earn-out payments had a fair value of $9,841,000.

We committed to provide a lessee a line of credit agreement up to $50,000 at an interest rate of 10.0%.  This commitment matures on March 31, 2012.  As of March 31, 2011 we invested $20,000 under this agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At March 31, 2011, we committed to provide the following capital improvement commitments (dollar amounts in thousands):

			Used	Open
Commitment		Expiration Date	Commitment at 3/31/11	Commitment at 3/31/11		Estimated Yield		Property Type (1)	Properties	Major Operator
$4,000		4/1/11	$3,039	$961	(6)(b)	11.00	%(2)	SNF	1	Preferred Care
1,500		5/31/11	1,129	371	(6)(a)	8.00	%(2)	ALF	3	N/A
1,927		7/1/11	1,802	125		10.00	%(2)	Other	1	N/A
700		8/31/12	—	700		9.00	%(3)	Other	2	N/A
5,000	(5)	12/31/14	—	5,000			(4)	ALF	37	ALC
$13,127			$5,970	$7,157

(1)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)          Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(3)          Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.

(4)          The yield is included in the initial lease rate.

(5)          $5,000 per year for the life of the lease.

(6)          Subsequent to March 31, 2011, we invested an additional $50,000 in the commitment indicated with (6)(a) above.  We also extended the expiration date of (6)(b) to May 31, 2011.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the year ended December 31, 2010 per the operators’ public filings (in thousands, unaudited). Our other operator is privately owned and thus no public financial information is available.

	Extendicare REIT(1)	ALC	Brookdale

Current assets	$532,679	$32,187	$328,109
Non-current assets	1,165,331	452,917	4,202,361
Current liabilities	851,704	34,060	606,358
Non-current liabilities	827,619	161,785	2,864,115
Stockholders’ equity	18,687	289,259	1,059,997

Gross revenue	2,069,103	233,128	2,213,264
Operating expenses	1,736,880	197,421	2,147,270
Income (loss) from continuing operations	52,810	16,484	(48,901)
Net income (loss)	51,687	16,484	(48,901)

Cash provided by operations	149,357	46,172	228,244
Cash used in investing activities	(42,279)	(44,422)	(136,505)
Cash provided by (used in) financing activities	33,437	7,254	(76,282)

(1)    The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 9.0%, or $57,085,000, of our total assets at March 31, 2011 and 13.8% of rental revenue and interest income from mortgage loans recognized as of March 31, 2011.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 9.0%, or $56,941,000, of our total assets at March 31, 2011 and 13.3% of rental revenue and interest income from mortgage loans recognized as of March 31, 2011.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 30 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,861 skilled nursing beds and 49 assisted living units. This represents approximately 9.3%, or $58,945,000, of our total assets at March 31, 2011 and 13.2% of rental revenue and interest income from mortgage loans recognized as of March 31, 2011. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at March 31, 2011 and December 31, 2010.  During each of the three months ended March 31, 2011 and 2010, we recognized $180,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three months ended March 31, 2011 and 2010, we received $1,059,000 and $1,034,000, respectively, in rental income and recorded $66,000 and $92,000, respectively, in straight-line rental income from subsidiaries of SHG.  At March 31, 2011 and December 31, 2010, the straight-line rent receivable from subsidiaries of SHG was $2,888,000 and $2,822,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Income from continuing operations	$12,190	$10,514

Less net income allocated to non-controlling interests:	(48)	(48)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(89)	(43)
Total net income allocated to participating securities	(89)	(43)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,058)	(3,785)
Preferred stock redemption charge	(3,566)	—
Total net income allocated to preferred stockholders	(6,624)	(3,785)

Income from continuing operations available to common stockholders	5,429	6,638

(Less) add net (expense) income from discontinued operations:
Discontinued operations	(36)	56
Total net (expense) income from discontinued operations	(36)	56
Total net income available to common stockholders	5,393	6,694

Effect of dilutive securities:
Convertible preferred securities	—	20
Net income for diluted net income per share	$5,393	$6,714

Shares for basic net income per share	26,310	23,283
Effect of dilutive securities:
Stock options	30	25
Convertible preferred securities	—	76
Shares for diluted net income per share	26,340	23,384

Basic net income per share	$0.20	$0.29
Diluted net income per share (1)	$0.20	$0.29

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2011 and December 31, 2010 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2011			At December 31, 2010
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$57,057	$65,270	(1)	$59,026	$67,697	(1)
Marketable debt securities	6,479	6,679	(2)	6,478	6,695	(2)
Bonds payable	3,200	3,200	(3)	3,730	3,730	(3)
Bank borrowings	—	—	(3)	37,700	37,700	(3)
Senior Unsecured Notes	50,000	49,943	(4)	50,000	49,943	(4)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2011 and December 31, 2010 was 7.5%.

(2)          Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities as of March 31, 2011 and December 31, 2010 was 102.75% and 103.00%, respectively.  See Note 4. Marketable Securities for further discussion.

(3)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable approximated their carrying values at March 31, 2011 and December 31, 2010 based upon prevailing market interest rates for similar debt arrangements. Subsequent to March 31, 2011, we entered into a new $210,000 Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250,000.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Subsequent to March 31, 2011, we borrowed $70,000 under our new Unsecured Credit Agreement.  After this borrowing we had $70,000 outstanding under the new Unsecured Credit Agreement with $140,000 available for borrowing.

(4)          Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At March 31, 2011 and December 31, 2010, the discount rate used to value our future cash outflow of our senior unsecured notes was 5.5%.

12.       Subsequent Events

Subsequent to March 31, 2011 the following events occurred.

On March 24, 2011, we announced the redemption, effective April 25, 2011, of 3,536,530 shares of our Series F preferred stock, representing all of the outstanding shares.  The redemption price was $25.1333 per shares, including accrued and unpaid dividends up to the redemption date.  At March 31, 2011, the aggregate redemption amount of $88,413,000 was classified as a liability and the accrued and unpaid dividends were included under distributions payable on the consolidated balance sheet.  Accordingly, we recognized the $3,566,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

On April 1, 2011, we received $903,000 plus accrued interest related to the payoff of a mortgage loan secured by four skilled nursing properties in Texas.

On April 1, 2011, we extended the deadline of a $4,000,000 capital improvement commitment we provided to a lessee for a skilled nursing property they lease from us to May 31, 2011.  Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by 11%.   We have $961,000 remaining for this commitment.

On April 4, 2011, we declared a monthly cash dividend of $0.14 per common share per month for the months of April, May and June 2011, payable on April 29, May 31 and June 30, 2011, respectively, to stockholders of record on April 21, May 23 and June 22, 2011, respectively.

On April 18, 2011, we entered into a new $210,000,000 Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250,000,000.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  On April 21, 2011, we borrowed $70,000,000 under our new Unsecured Credit Agreement.  After this borrowing we had $70,000,000 outstanding under the new Unsecured Credit Agreement with $140,000,000 available for borrowing. Financial covenants contained in the New Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

(i)             a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;

(ii)                a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

(iii)             a ratio of unsecured debt to the value of the unencumbered asset pool not greater than 0.6 to 1.0; and

(iv)            a ratio of EBITDA, as calculated in the new Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

We invested an additional $50,000 in various capital improvement commitments as follows (dollar amounts in thousands):

Commitment	Expiration Date	Funded Subsequent to 3/31/11	Open Commitment Subsequent to 3/31/11	Estimated Yield		Property Type	Properties	Major Operator
$1,500	5/31/2011	50	321	8.00	%(1)	ALF	3	N/A

(1)          Minimum rent will increase upon final funding and project completion or the improvement deadline as defined in the lease agreement.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  In the first quarter of 2011, senior housing and long term healthcare properties comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of March 31, 2011 (dollar amounts in thousands):

			Three Months Ended March 31, 2011		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (2)	of Revenues (3)	of Properties (4)	SNF Beds	ALF Units	ILF Units
Skilled Nursing	$349,700	47.4%	$7,875	$905	44.3%	93	10,736	—	—
Assisted Living	308,702	41.8%	8,279	657	45.0%	102	—	4,365	—
Other Senior Housing (1)	67,062	9.1%	1,724	94	9.2%	14	913	330	423
Schools	12,170	1.7%	304	—	1.5%	2	—	—	—
Totals	$737,634	100.0%	$18,182	$1,656	100.0%	211	11,649	4,695	423

(1)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)          Includes Interest Income from Mortgage Loans.

(3)          Includes Rental Income and Interest Income from Mortgage Loans.

(4)          We have investments in 30 states leased or mortgaged to 41 different operators.

As of March 31, 2011 we had $573.5 million in carrying value of net real estate investments, consisting of $516.4 million or 90.0% invested in owned and leased properties and $57.1 million or 10.0% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2011, rental income and interest income from mortgage loans represented 89.8% and 8.2%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time.  For the three months ended March 31, 2011 and 2010, we recorded $0.8 million and $0.9 million, respectively, in straight-line rental income.  Also during three months ended March 31, 2011 and 2010, we recorded $10,000 and $0.2 million, respectively, of straight-line rent receivable reserve. Straight-line rental income for leases in place at March 31, 2011 will decrease from $3.3 million for projected annual 2011 to $1.9 million for projected annual 2012 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.  Conversely, our cash rental income is projected to increase from $73.5 million for projected annual 2011 to $76.2 million for projected annual 2012 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  During the three months ended March 31, 2011, we received $17.6 million of cash rental revenue and recorded amortization of lease inducement cost of $0.2 million.  At March 31, 2011 and December 31, 2010, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $20.9 million and $20.1 million, respectively.

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

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk.  Prior to 2008 we might have financed up to 90 percent of the stabilized market value of a property.  Due to market uncertainties we most likely would finance at a lower percentage.  Some operating leases and loans are credit enhanced by guaranties and/or letters of credit.  In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

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

At March 31, 2011, we had $23.4 million of cash on hand, $110.0 million available on our Unsecured Credit Agreement which was scheduled to mature on July 17, 2011, and the uncommitted private shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  Subsequent to March 31, 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Subsequent to March 31, 2011, we borrowed $70.0 million under our new Unsecured Credit Agreement.  After this borrowing we had $70.0 million outstanding under the new Unsecured Credit Agreement with $140.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of $64.6 million of common stock under our amended equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Political Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.   On July 22, 2010, CMS published the final Medicare skilled nursing facility rates for fiscal year 2011, which began on October 1, 2010.  The rule is expected to increase Medicare payments by 1.7%, or approximately $542.0 million compared to fiscal year 2010 levels.  The rule provides for 2.3% market basket update, which is partially offset by a “forecast error adjustment” that reduces payments by 0.6% to compensate for previous errors in projecting changes in the market basket.  While Medicare payments are increasing for fiscal year 2011, any future reductions in Medicare skilled nursing facility payment rates could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”).  The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.  The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers.  While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers.  Among other things, the Affordable Care Act:  reduces Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services.  The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators.  In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees.  Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

Key Transactions

During the three months ended March 31, 2011, we sold 3,990,000 shares in an underwritten public offering at a price of $27.25 per share, before fees and costs of $4.9 million, for net proceeds of approximately $103.8 million. Also during the three months ended March 31, 2011, we acquired two senior housing properties located in South Carolina with 118 licensed beds, 40 assisted living units and 53 independent living units for $11.5 million.  These properties were leased to a third party operator under a 10-year lease with three 5-year renewal options.  In addition, we purchased four skilled nursing properties with 524-beds in Texas for $50.8 million which consists of $41.0 million in cash at closing with the remainder in the form of contingent earn-out payments.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11.0 million upon the properties achieving a sustainable stipulated rent coverage ratio. These properties were leased to a third party operator under a 15-year lease with two five-year renewal options. During the three months ended March 31, 2011, we incurred and expensed $0.1 million in transaction costs relating to these acquisitions.

On March 24, 2011, we announced the redemption, effective April 25, 2011, of 3,536,530 shares of our Series F preferred stock, representing all of the outstanding shares.  The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  At March 31, 2011, the aggregate redemption amount of $88.4 million was classified as a liability and the accrued and unpaid dividends were included under distributions payable on the consolidated balance sheet.  Accordingly, we recognized the $3.6 million of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

Subsequent to March 31, 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Subsequent to March 31, 2011, we borrowed $70.0 million under our new Unsecured Credit Agreement.  After this borrowing we had $70.0 million outstanding under the new Unsecured Credit Agreement with $140.0 million available for borrowing.

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

	Period Ended
	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Asset mix:
Real property	$679,616	$615,666	$564,539	$560,254	$536,963
Loans receivable	58,018	60,007	65,455	68,644	69,663

Investment asset mix:
Skilled nursing properties	$349,700	$298,734	$280,452	$279,098	$271,164
Assisted living properties	308,702	309,129	281,912	281,575	280,682
Other senior housing properties (1)	67,062	55,640	55,460	55,205	41,760
Schools	12,170	12,170	12,170	13,020	13,020

Operator asset mix:
Extendicare (ALC)	$88,034	$88,034	$88,034	$88,034	$88,034
Preferred Care, Inc. (2)	88,489	87,685	86,920	86,516	86,610
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	476,901	415,744	370,830	370,138	347,772

Geographic mix:
Texas	$183,600	$134,366	$109,015	$109,556	$110,017
Florida	70,406	70,466	53,023	53,078	53,132
Ohio	56,804	56,804	56,804	56,804	56,804
New Mexico	48,876	48,876	48,876	48,876	48,876
Arizona	41,212	41,212	41,212	41,212	41,212
Remaining states	336,736	323,949	321,064	319,372	296,585

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

	Quarter Ended
	3/31/11		12/31/10		9/30/10		6/30/10		3/31/10

Debt to book capitalization ratio	10.1	%(1)	16.7	%(4)	10.5	%(8)	8.9	%(4)	7.9%
Debt & Preferred Stock to book capitalization ratio	17.5	%(2)	39.8	%(4)	35.3	%(9)	45.8	%(4)	45.2%

Debt to market capitalization ratio	5.6	%(1)	9.5	%(5)	6.3	%(8)	5.5	%(4)	4.6%
Debt & Preferred Stock to market capitalization ratio	9.6	%(2)	23.0	%(5)	21.4	%(9)	28.6	%(4)	26.1%

Interest coverage ratio(12)	16.1x	(3)	17.5x	(6)	19.4x	(10)	38.3x	(11)	37.0x
Fixed charge coverage ratio(12)	4.3x		4.8x	(7)	3.8x		3.8x	(11)	3.5x

(1)         Decrease primarily due to the payoff of the outstanding bank borrowing in March 2011.

(2)         Decrease primarily due to the payoff of the outstanding bank borrowing in March 2011 and the redemption of all of our Series F preferred stock. See Item 1. Financial Statements—Note 6. Equity for further discussion on the Series F preferred stock redemption.

(3)         Decrease due to the increase in interest expense relating to higher average outstanding bank borrowing.

(4)         Increase primarily due to the increase in bank borrowing.

(5)         Increase primarily due to the increase in bank borrowing partially offset by the increase in market capitalization.

(6)         Decrease primarily due to the increase in interest expense relating to increased bank borrowing and the new senior unsecured term notes partially offset by the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution relating to Sunwest.

(7)        Increased primarily due to the decrease in preferred dividends resulting from our redemption of all of our Series E and 40% of our Series F preferred stock outstanding and the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution relating to Sunwest.

(8)         Increase primarily due to the new senior unsecured term notes.

(9)         Decrease primarily due to our redemption of all of our Series E and 40% of our Series F preferred stock outstanding.

(10)   Decrease primarily due to the increase in interest expense related to the new senior unsecured term notes.

(11)   Increase primarily due to additional income generated from acquisitions in 2010.

(12)   In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to EBITDA.  Below are a reconciliation of net income to EBITDA and the calculation of the interest coverage and fixed charge coverage ratios disclosed above.

	Quarter Ended
	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10

Net income	$12,154	$12,291	$11,562	$11,630	$10,570
Less: Gain on sale	—	(310)	—	—	—
Add: Interest Expense	1,104	981	852	419	401
Add: Depreciation and amortization — continuing & discontinued operations	4,521	4,162	4,073	4,014	3,860
Total EBITDA	$17,779	$17,124	$16,487	$16,063	$14,831

Interest expense	$1,104	$981	$852	$419	$401
Interest coverage ratio	16.1x	17.5x	19.4x	38.3x	37.0x

Interest expense	$1,104	$981	$852	$419	$401
Preferred stock dividends (excludes preferred stock redemption charge)	3,058	2,586	3,506	3,785	3,785
Total fixed charges	$4,162	$3,567	$4,358	$4,204	$4,186

Fixed charge coverage ratio	4.3x	4.8x	3.8x	3.8x	3.5x

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

Operating Results

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues for the three months ended March 31, 2011 increased to $20.3 million from $17.7 million for the same period in 2010 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended March 31, 2011 increased $2.7 million from the same period in 2010 primarily due to increases resulting from acquisitions in 2011 and 2010.

Interest income from mortgage loans for the three months ended March 31, 2011 decreased $0.3 million from the same period in 2010 primarily due to payoffs, normal amortization of existing mortgage loans and the 2010 deed in lieu of foreclosure of the mortgage loan secured by a private school property located in Minnesota.

Interest and other income for the three months ended March 31, 2011 increased $0.1 million from the same period in 2010 primarily due to a $0.2 million bankruptcy settlement distribution related to Sunwest Management, Inc. in 2011 partially offset by normal amortization of existing notes receivables.

Interest expense for the three months ended March 31, 2011 was $0.7 million higher than the same period in 2010 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes and increased bank borrowings outstanding.

Depreciation and amortization expense for the three months ended March 31, 2011 increased $0.7 million from the same period in 2010 primarily due to capital improvement investments and acquisitions in 2011 and 2010.

Provisions for doubtful accounts for the three months ended March 31, 2011 decreased $1.1 million from the same period in 2010 primarily due to a provision for doubtful accounts charge in first quarter of 2010 related to a mortgage loan secured by a school property located in Minnesota. On April 20, 2010, the borrower of the school property ceased operations.  Subsequently, the borrower filing for Chapter 7 bankruptcy and we acquired the school property via deed-in-lieu of foreclosure.  The school property has been classified as held-for-sale and we are actively marketing to sell it.

Operating and other expenses for the three months ended March 31, 2011 increased $0.5 million from the same period in 2010 primarily due to a one-time $0.1 million land lease release fee, increase in transaction costs for 2011 acquisitions and increased expenses relating to the hiring of two new full time employees.

For the three months ended March 31, 2011 and 2010, net income from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  Properties classified as held-for-sale include the school property in Minnesota that we acquired via deed in lieu of foreclosure during 2010. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “Discontinued Operations.”

Net income available to common stockholders for the three months ended March 31, 2011 decreased $1.3 million from the same period in 2010 primarily due to the $3.6 million preferred stock redemption charge which is the Series F preferred stock original issue discount partially offset by the changes previously described above.

Liquidity and Capital Resources

Operating Activities.  At March 31, 2011, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $679.6 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $58.0 million (prior to deducting a $1.0 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 93 skilled nursing properties, 102 assisted living properties, 14 other senior housing properties and two schools.  These properties are located in 30 states.  Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  For the three months ended March 31, 2011, we had net cash provided by operating activities of $15.8 million.

For the three months ended March 31, 2011 we recorded $0.8 million in straight-line rental income.  Assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income for leases in place at March 31, 2011 will decrease from $3.3 million for projected annual 2011 to $1.9 million for projected annual 2012 and, conversely, our cash rental income is projected to increase from $73.5 million for projected annual 2011 to $76.2 million for projected annual 2012.  Also during the three months ended March 31, 2011, we recorded a reserve of $10,000 on our straight-line rent receivable.  During the three months ended March 31, 2011 we received $17.6 million of cash rental revenue and recorded $0.2 million of amortized lease inducement cost.

Investing and Financing Activities.  For the three months ended March 31, 2011, we used $52.0 million of cash for investing activities.  During the three months ended March 31, 2011, we received $1.0 million in regularly scheduled principal payments and we received $1.0 million plus accrued interest related to the payoff of one mortgage loan secured by one assisted living property.   Subsequent to March 31, 2011, we received $0.9 million plus accrued interest related to the payoff of a mortgage loan secured by four skilled nursing properties in Texas.

During the three months ended March 31, 2011, we acquired two senior housing properties located in South Carolina with 118 licensed beds, 40 assisted living units and 53 independent living units for $11.5 million. These properties were leased to a third party operator under a 10-year lease with three 5-year renewal options.  Also during the three months ended March 31, 2011, we purchased four skilled nursing properties with 524-beds in Texas for $50.8 million which consists of $41.0 million in cash at closing with the remainder in the form of contingent earn-out payments.  The earn-out payment arrangements require us to pay two earn-out payments totalling up to $11.0 million upon the properties achieving a sustainable stipulated rent coverage ratio. These properties were leased to a third party operator under a 15-year lease with two five-year renewal options. During the three months ended March 31, 2011, we incurred and expensed $0.1 million in transaction costs relating to these acquisitions.

Also during the three months ended March 31, 2011, we invested $1.6 million at an average yield of 9.9%, under agreements to expand and renovate six existing properties operated by three different operators.  We also invested $13,000 in capital improvements to one existing property under a lease agreement whose rental rates already reflected this investment.

During the three months ended March 31, 2011, we received $0.2 million in principal payments on notes receivable. At March 31, 2011, we had five such loans outstanding with a carrying value of $1.1 million at a weighted average interest rate of 11.7%.

For the three months ended March 31, 2011, we had $52.7 million of cash provided by financing activities.  During the three months ended March 31, 2011, we paid $0.5 million in scheduled principal payments on bonds payable.  Also, during the three months ended March 31, 2011, we borrowed $49.0 million and repaid $86.7 million under our Unsecured Credit Agreement.  At March 31, 2011, we had no outstanding balance under our Unsecured Credit Agreement with $110.0 million available for borrowing.  At March 31, 2011, we were in compliance with all our covenants.

Subsequent to March 31, 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Subsequent to March 31, 2011, we borrowed $70.0 million under our new Unsecured Credit Agreement.  After this borrowing we had $70.0 million outstanding under the new Unsecured Credit Agreement with $140.0 million available for borrowing. Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

(i)                   a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;

(ii)                a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

(iii)             a ratio of unsecured debt to the value of the unencumbered asset pool not greater than 0.6 to 1.0; and

(iv)            a ratio of EBITDA, as calculated in the new Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

During the three months ended March 31, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $4.9 million, in an underwritten public offering.  The net proceeds of $103.8 million were used to redeem all of our Series F preferred stock outstanding, as discussed below, and the remaining net proceeds were used to partially pay down amounts outstanding under our Unsecured Credit Agreement.

At March 24, 2011, we announced the redemption, effective April 25, 2011, of 3,536,530 shares of our Series F preferred stock, representing all of the outstanding shares.  The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  At March 31, 2011, the aggregate redemption amount of $88.4 million was classified as a liability and the accrued and unpaid dividends were included under distributions payable on the consolidated balance sheet.  Accordingly, we recognized the $3.6 million of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

We paid cash dividends on our Series F preferred stock totalling $1.8 million.  Additionally, we declared and paid cash dividends on our common stock totalling $11.1 million.  Subsequent to March 31, 2011, we paid cash dividends on our Series C preferred stock total $0.8 million.  On April 4, 2011, we declared a monthly cash dividend of $0.14 per common share per month for the months of April, May and June 2011, payable on April 29, May 31 and June 30, 2011, respectively, to stockholders of record on April 21, May 23 and June 22, 2011, respectively.

On August 4, 2010, we entered into an amendment to our equity distribution agreement dated as of August 5, 2009 to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  On October 26, 2010, we entered into an amended and restated equity distribution agreement to include an additional sales agent.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the three months ended March 31, 2011, we did not sale shares of common stock under our equity distribution agreement. At March 31, 2011, we had $64.6 million available under this equity distribution agreement.

Available Shelf Registration. On June 9, 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At March 31, 2011, we had availability of $167.6 million under our effective shelf registration.

Liquidity.  We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties, other senior housing properties and schools we own or that are pledged to us.  Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term healthcare facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term healthcare industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term healthcare industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the skilled nursing facilities, assisted living facilities, other facilities and the school.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2011, only $3.2 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At March 31, 2011, we had $23.4 million of cash on hand, $110.0 million available on our Unsecured Credit Agreement which was scheduled to mature on July 17, 2011, and the uncommitted private shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  Subsequent to March 31, 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Subsequent to March 31, 2011, we borrowed $70.0 million under our new Unsecured Credit Agreement.  After this borrowing we had $70.0 million outstanding under the new Unsecured Credit Agreement with $140.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of $64.6 million of common stock under our amended equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our new Unsecured Credit Agreement borrowing capacity and our uncommitted private shelf agreement with Prudential are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2011.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2011.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II

OTHER INFORMATION

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates,’’ or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets (including prevailing interest rates), and our access to capital; the income and returns available from investments in health care related real estate, the ability of our borrowers and lessees to meet their obligations to us, our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry, regulation of the health care industry by federal, state and local governments, (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010), changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints) compliance with and changes to regulations and payment policies within the health care industry, debt that we may incur and changes in financing terms, our ability to continue to qualify as a real estate investment trust, the relative illiquidity of our real estate investments, potential limitations on our remedies when mortgage loans default, and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6.  Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

3.2	Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

4.1

Notice Of Redemption To the Holders of LTC Properties, Inc. 8.0% Series F Cumulative Preferred Stock (incorporated by reference to Exhibit 99.2 to LTC Properties Inc.’s Current Report on Form 8-K dated March 24, 2011)

10.1

Credit Agreement dated as of April 18, 2011 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, and Key Bank National Association, as Syndication Agent, and KeyBanc Capital Markets, Inc., as Co-Lead Arranger and Joint Book Runner (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated April 19, 2011)

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

LTC PROPERTIES, INC.
Registrant

Dated: May 4, 2011	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)