Form 10-Q
period 2011-06-30
LTC PROPERTIES INC
filed 2011-08-08
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of common stock outstanding on August 1, 2011 was 30,340,574.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2011

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Real estate investments:
Land	$48,230	$43,031
Buildings and improvements	625,945	567,017
Accumulated depreciation and amortization	(167,537)	(158,204)
Net operating real estate property	506,638	451,844
Properties held-for-sale, net of accumulated depreciation and amortization: 2011 — $613; 2010 — $505	5,018	5,113
Net real estate property	511,656	456,957
Mortgage loans receivable, net of allowance for doubtful accounts: 2011 — $945; 2010 — $981	55,410	59,026
Real estate investments, net	567,066	515,983

Other assets:
Cash and cash equivalents	6,395	6,903
Debt issue costs, net	2,421	743
Interest receivable	1,535	1,571
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2011 — $656; 2010 — $634	21,757	20,090
Prepaid expenses and other assets	7,772	8,162
Other assets related to properties held-for-sale, net of allowance for doubtful accounts: 2011 — $839; 2010 — $839	51	51
Notes receivable	945	1,283
Marketable securities (2)	6,481	6,478
Total assets	$614,423	$561,264

LIABILITIES
Bank borrowings	$70,000	$37,700
Senior unsecured notes	50,000	50,000
Bonds payable	3,200	3,730
Accrued interest	858	675
Earn-out liabilities	10,018	—
Accrued expenses and other liabilities	10,180	9,737
Accrued expenses and other liabilities related to properties held-for-sale	62	132
Distributions payable	—	1,768
Total liabilities	144,318	103,742

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2011 — 2,000; 2010 — 5,536	38,500	126,913
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2011 — 30,341; 2010 — 26,345	303	263
Capital in excess of par value	506,513	398,599
Cumulative net income	647,811	623,491
Other	234	264
Cumulative distributions	(725,218)	(693,970)
Total LTC Properties, Inc. stockholders’ equity	468,143	455,560

Non-controlling interests	1,962	1,962
Total equity	470,105	457,522
Total liabilities and equity	$614,423	$561,264

(1)         On June 30, 2011 and December 31, 2010, we had $2,945 and $2,822 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)         At June 30, 2011 and December 31, 2010, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income (1)	$19,337	$15,790	$37,517	$31,128
Interest income from mortgage loans	1,613	1,836	3,269	3,815
Interest and other income (2)	230	299	647	574
Total revenues	21,180	17,925	41,433	35,517
Expenses:
Interest expense	1,543	419	2,647	820
Depreciation and amortization	4,943	3,880	9,400	7,608
(Recovery) provision for doubtful accounts	(4)	51	(14)	1,184
Acquisition costs	35	30	165	113
Operating and other expenses	2,327	1,872	4,651	3,504
Total expenses	8,844	6,252	16,849	13,229

Income from continuing operations	12,336	11,673	24,584	22,288
Discontinued operations:
Loss from discontinued operations	(74)	(43)	(168)	(88)
Net loss from discontinued operations	(74)	(43)	(168)	(88)
Net income	12,262	11,630	24,416	22,200

Income allocated to non-controlling interests	(48)	(48)	(96)	(96)
Net income attributable to LTC Properties, Inc.	12,214	11,582	24,320	22,104

Income allocated to participating securities	(85)	(58)	(174)	(101)
Income allocated to preferred stockholders	(818)	(3,785)	(7,442)	(7,570)
Net income available to common stockholders	$11,311	$7,739	$16,704	$14,433

Basic earnings per common share
Continuing operations	$0.38	$0.33	$0.60	$0.62
Discontinued operation	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net income available to common stockholders	$0.38	$0.33	$0.59	$0.62

Diluted earnings per common share
Continuing operations	$0.38	$0.33	$0.60	$0.62
Discontinued operation	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Net income available to common stockholders	$0.37	$0.33	$0.59	$0.61

Weighted average shares used to calculate earnings per common share
Basic	30,135	23,643	28,233	23,464
Diluted	30,168	23,743	28,264	23,563

(1)     During the three and six months ended June 30, 2011, we received $1,068 and $2,127, respectively, in rental income and recorded $57 and $123, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and six months ended June 30, 2010, we received $1,042 and $2,076, respectively, in rental income and recorded $83 and $175, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)         During each of the three and six months ended June 30, 2011 and 2010, we recognized $180 and $360, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$24,416	$22,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization — continuing and discontinued operations	9,508	7,874
Stock-based compensation expense	721	721
Straight-line rental income — continuing and discontinued operations (1)	(1,689)	(1,860)
(Recovery) provision for doubtful accounts — continuing and discontinued operations	(14)	1,255
Non-cash interest related to earn-out liabilities	177	—
Other non-cash items, net	823	496
Increase (decrease) in accrued interest payable	183	(2)
Decrease in interest receivable	33	45
Net change in other assets and liabilities	363	927
Net cash provided by operating activities	34,521	31,656

INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(54,381)	(40,844)
Investment in real estate mortgages	—	(72)
Principal payments received on mortgage loans receivable	3,620	1,957
Principal payments received on notes receivable	359	1,006
Net cash used in investing activities	(50,402)	(37,953)

FINANCING ACTIVITIES:
Bank borrowings	119,000	37,500
Repayment of bank borrowings	(86,700)	(10,000)
Principal payments on mortgage loan payable and bonds payable	(530)	(8,180)
Proceeds from common stock offering	103,667	9,654
Distributions paid to non-controlling interests	(96)	(115)
Redemption of preferred stock	(88,413)	—
Distributions paid to stockholders	(29,450)	(25,986)
Other	(2,105)	66
Net cash provided by financing activities	15,373	2,939

Decrease in cash and cash equivalents	(508)	(3,358)
Cash and cash equivalents, beginning of period	6,903	8,856
Cash and cash equivalents, end of period	$6,395	$5,498

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,037	$640

(1)         During the six months ended June 30, 2011 and 2010, we recorded $123 and $175, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2011 and 2010 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or U.S. GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.                                      Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2011 (in thousands):

		Percentage		Number	Number of		Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$30,166	53.5%	22	24	2,727	—	$11.06
Assisted Living	22,989	40.8%	9	14	—	424	54.22
Other Senior Housing (2)	3,200	5.7%	1	1	99	74	18.50
Totals	$56,355	100.0%	32	39	2,826	498

(1)          We have investments in 12 states that include mortgages to 15 different operators.

(2)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

At June 30, 2011, the mortgage loans had interest rates ranging from 9.8% to 14.3% and maturities ranging from 2011 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the six months ended June 30, 2011, we received $1,712,000 in regularly scheduled principal payments and we received $1,908,000 plus accrued interest related to the payoff of two mortgage loans secured by one assisted living property and four skilled nursing properties.  Subsequent to June 30, 2011, we received $649,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property located in Oklahoma.

During the six months ended June 30, 2010, we invested $72,000 under one mortgage loan for capital improvements and we received $1,957,000 in regularly scheduled principal payments.  During the six months ended June 30, 2010, we recorded an $852,000 provision for doubtful accounts related to a mortgage loan secured by a school property located in Minnesota. On April 20, 2010, the borrower of the school property ceased operations.  Subsequently, the borrower filing for Chapter 7 bankruptcy and we acquired the school property via deed-in-lieu of foreclosure.  During the six months ended June 30, 2011, we leased this property to a third party school operator under a 15-month lease for $19,100 per month.  Therefore, we reclassified this property from held-for-sale to held-for-use.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2011 (in thousands):

			Number	Number of			Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	ILF Units	per Bed/Unit
Skilled Nursing	$318,029	46.8%	65	7,529	—	—	$42.24
Assisted Living	285,796	42.0%	88	—	3,941	—	72.52
Other Senior Housing (2)	63,811	9.4%	13	814	256	423	42.74
School	12,170	1.8%	2	—	—	—	—
Totals	$679,806	100.0%	168	8,343	4,197	423

(1)          We have investments in 25 states leased to 30 different operators.

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

(iii)             as a percentage of facility net patient revenues in excess of base amounts; or

(iv)            specific dollar increases.

During the six months ended June 30, 2011, we acquired two senior housing properties located in South Carolina with 118 licensed beds, 40 assisted living units and 53 independent living units for $11,450,000.  These properties were leased to a third party operator under a 10-year lease with three 5-year renewal options.  Also during the six months ended June 30, 2011, we purchased four skilled nursing properties with 524-beds in Texas for $50,841,000 which consists of $41,000,000 in cash at closing with the remainder in the form of contingent earn-out payments.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  These properties were leased to a third party operator under a 15-year lease with two five-year renewal options. During the six months ended June 30, 2011, we incurred and expensed $127,000 in transaction costs relating to these acquisitions.  At the time of acquisition, we preliminarily estimated the allocation of the assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. We will determine the final value of the identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. We are also in the process of completing the final allocation of assets for our fourth quarter 2010 acquisitions.

Also during the six months ended June 30, 2011, we invested $1,791,000 at an average yield of 9.8%, under agreements to expand and renovate six existing properties operated by three different operators.  We also invested $13,000 in capital improvements to one existing property under a lease agreement whose rental rates already reflected this investment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2011, we classified a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest in 2008 as held-for-sale. We are actively marketing to sell this property. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Subsequent to June, 30, 2011, we purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10,000,000.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.5%.

During the six months ended June 30, 2010, we acquired four properties comprised of 513 skilled nursing beds, 47 assisted living units, and 46 independent living units, for $38,850,000 and incurred and expensed $88,000 in transaction costs.  Also during the six months ended June 30, 2010, we invested $890,000 at an average yield of 10.0%, under agreements to expand and renovate eight existing properties operated by six different operators.  We also invested $1,016,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

3.                                      Notes Receivable

During the six months ended June 30, 2011 and 2010, we received $359,000 and $1,006,000, respectively, in principal payments under various loans and line of credit agreements with certain operators.  At June 30, 2011 and December 31, 2010, we had five such loans outstanding with a carrying value of $945,000 and $1,283,000, respectively, at a weighted average interest rate of 11.5% and 11.9%, respectively.

4.                                      Marketable Securities

At June 30, 2011 and December 31, 2010, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.                                      Debt Obligations

Bank Borrowings. During the three months ended June 30, 2011, we entered into a new $210,000,000 Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250,000,000.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

During the six months ended June 30, 2011, we borrowed $119,000,000 and repaid $86,700,000 under our old and new Unsecured Credit Agreement.  At June 30, 2011, we had $70,000,000 outstanding under our new Unsecured Credit Agreement with $140,000,000 available for borrowing and we were in compliance with all our covenants. Subsequent to June 30, 2011, we borrowed $5,000,000 and repaid $50,000,000 under our new Unsecured Credit Agreement.  As a result, we had $25,000,000 outstanding under our new Unsecured Credit Agreement with $185,000,000 available for borrowing.

Senior Unsecured Notes.  Subsequent to June 30, 2011, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) $50,000,000 aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity on July 20, 2021. The proceeds were used to pay down amounts outstanding under our Unsecured Credit Agreement. During 2010, we sold to Prudential $25,000,000 aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity on January 14, 2019.

Mortgage Loans Payable.  At June 30, 2011 and December 31, 2010, we had no mortgage loans payable outstanding.  During the six months ended June 30, 2010, we paid $7,685,000 in principal payments.

Bonds Payable.  At June 30, 2011 and December 31, 2010, we had outstanding principal of $3,200,000 and $3,730,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the six months ended June 30, 2011, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.2%.  During the six months ended June 30, 2011 and 2010, we paid $530,000 and $495,000, respectively, in regularly scheduled principal payments.  As of June 30, 2011 and December 31, 2010, the aggregate carrying value of real estate properties securing our bonds payable was $7,046,000 and $7,179,000, respectively.

6.                                      Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2010	$455,560	$1,962	$457,522
Net income	24,320	96	24,416
Redemption of preferred stock	(88,413)	—	(88,413)
Common stock offering	103,667	—	103,667
Vested stock options and restricted stock	721	—	721
Reclassification adjustment	(30)	—	(30)
Non-controlling interest preferred return	—	(96)	(96)
Preferred stock dividends	(3,876)	—	(3,876)
Common stock dividends	(23,806)	—	(23,806)
Balance at June 30, 2011	$468,143	$1,962	$470,105

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Preferred Stock.  At June 30, 2011, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at June 30, 2011.

During the six months ended June 30, 2011, we redeemed 3,536,530 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock), representing all of our outstanding shares.  The Series F preferred stock had a liquidation value of $25.00 per share. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $3,566,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

Common Stock.  During the six months ended June 30, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $5,061,000, in an underwritten public offering.  The net proceeds of $103,667,000 were used to redeem all of our Series F preferred stock outstanding and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

No common stock options were exercised during the six months ended June 30, 2011. During the six months ended June 30, 2010, a total of 6,666 common stock options were exercised at a total option value of $159,000 and a total market value on the date of exercise of $182,000.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the six months ended June 30, 2011, we did not sell shares of our common stock under our equity distribution agreement. During the six months ended June 30, 2010, we sold 365,000 shares of common stock at a weighted average price, including fees, of $26.45, resulting in net proceeds of $9,654,000 after $249,000 of fees. At June 30, 2011, we had $64,573,000 available under this equity distribution agreement.

During 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010 to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At June 30, 2011 we had availability of $167,614,000 under our effective shelf registration.

Non-controlling Interests. We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. We have reserved 112,588 shares of our common stock under this partnership agreement. If we issue shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost. At June 30, 2011, the carrying value and market value of the partnership conversion rights was $1,962,000 and $3,180,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Declared		Paid	Declared	Paid
Preferred Stock
Series C	$1,636		$1,636	$1,636	$1,636
Series E (1)	—		—	40	40
Series F (2)	2,240	(3)	4,008	5,894	5,894
	3,876		5,644	7,570	7,570

Common Stock (4)	23,806		23,806	18,416	18,416

Total (5)	$27,682		$29,450	$25,986	$25,986

(1)         During 2010, we redeemed all of our 8.5% Series E Cumulative Convertible preferred Stock.

(2)         During 2011, we redeemed all of our 8.0% Series F Cumulative Convertible preferred Stock.

(3)         Includes the accrued and unpaid dividends on the Series F preferred stock up to the redemption date.

(4)         Represents $0.14 per share per month and $0.13 per share per month for the six months ended June 30, 2011 and 2010, respectively.

(5)         The difference between declared and paid is the change in distributions payable on the balance at June 30 and December 31.

On July 5, 2011, we declared a monthly cash dividend of $0.14 per common share per month for the months of July, August and September, 2011, payable on July 29, August 31 and September 30, 2011, respectively, to stockholders of record on July 21, August 23 and September 22, 2011, respectively.

Other Equity.  At June 30, 2011 and December 31, 2010, other equity consisted of accumulated comprehensive income of $234,000 and $264,000, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Comprehensive Income:
Net income	$12,262	$11,630	$24,416	$22,200
Reclassification adjustment	(15)	(28)	(30)	(56)

Comprehensive income	$12,247	$11,602	$24,386	$22,144

Stock-Based Compensation.  No stock options were issued during the six months ended June 30, 2011 and 2010. At June 30, 2011, the total number of stock options that are scheduled to vest through December 31, 2011 and 2012 is 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense relating to the vesting of stock options for the three and six months ended June 30, 2011 were $4,000 and $8,000, respectively.  Compensation expense relating to the vesting of stock options for the three and six months ended June 30, 2010 were $28,000 and $67,000, respectively. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2011 and 2012 is $8,000 and $10,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2011, we granted 6,000 shares of restricted common stock at $28.70 per share.  These shares vest ratably over a three-year period from the grant date.  During the six months ended June 30, 2010, we granted 11,030 shares of restricted common stock at $26.53 per share, 4,000 shares of restricted common stock at $25.95 per share and 1,000 shares of restricted common stock at $25.04 per share.  These shares vest ratably over a three-year period from the grant date.  Also, during the six months ended June 30, 2010, we granted 99,661 shares of restricted common stock at $26.53 per share. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.  During the three and six months ended June 30, 2011, we recognized $359,000 and $713,000, respectively, of compensation expense related to the vesting of restricted common stock.  During the three and six months ended June 30, 2010, we recognized $327,000 and $654,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.                                      Commitments and Contingencies

During the six months ended June 30, 2011, we purchased four skilled nursing properties with 524-beds in Texas as described in Note 2. Real Estate Investments. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  The contingent earn-out payments were recorded at the date of acquisition in the amount of $9,841,000 and were included on the consolidated balance sheet line item “earn-out liabilities.” During the three and six months ended June 30, 2011, we recorded non-cash interest expense of $177,000 related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities. At June 30, 2011, the contingent earn-out payments had a fair value of $10,018,000.

We committed to provide a lessee a line of credit agreement up to $50,000 at an interest rate of 10.0%.  This commitment matures on March 31, 2012.  As of June 30, 2011 we invested $20,000 under this agreement.

At June 30, 2011, we committed to provide the following capital improvement commitments (dollar amounts in thousands):

Commitment		Expiration Date		Used Commitment	Open Commitment	Estimated Yield		Property Type (1)	Properties	Major Operator
$1,500		8/31/11		$1,315	$185	8.00	%(2)	ALF	3	N/A
1,927		7/1/11	(6)	1,802	125	10.00	%(2)	Other	1	N/A
700		8/31/12		—	700	9.00	%(3)	Other	2	N/A
5,000	(5)	12/31/14		—	5,000		(4)	ALF	37	ALC
$9,127				$3,117	$6,010

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

(6)         Subsequent to June 30, 2011, we extended the expiration date to August 31, 2011.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.                                      Major Operators

We have three operators, based on properties subject to lease agreements and secured by mortgage loans that represent between approximately 10% and 20% of our total assets and three operators from each of which we derive over 10% of our rental revenue and interest income from mortgage loans.

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

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the three months ended March 31, 2011 per the operators’ public filings (in thousands, unaudited).  Our other operator is privately owned and thus no public financial information is available.

	Extendicare REIT(1)	ALC	Brookdale

Current assets	$517,048	$24,513	$254,253
Non-current assets	1,426,236	451,282	4,177,015
Current liabilities	940,628	38,466	726,733
Non-current liabilities	919,709	143,130	2,651,776
Stockholders’ equity	82,947	294,199	1,052,759

Gross revenue	519,541	58,409	569,440
Operating expenses	459,663	49,067	557,440
(Loss) income from continuing operations	(8,394)	5,011	(12,305)
Net (loss) income	(8,394)	5,011	(12,305)

Cash provided by operations	28,889	14,977	92,666
Cash used in investing activities	(19,457)	(3,635)	(26,677)
Cash used in financing activities	(289)	(21,798)	(111,084)

(1) The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 9.2%, or $56,559,000, of our total assets at June 30, 2011 and 14.6% of rental revenue and interest income from mortgage loans recognized as of June 30, 2011.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 9.2%, or $56,453,000, of our total assets at June 30, 2011 and 14.0% of rental revenue and interest income from mortgage loans recognized as of June 30, 2011.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 30 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,861 skilled nursing beds and 49 assisted living units. This represents approximately 9.5%, or $58,187,000, of our total assets at June 30, 2011 and 12.9% of rental revenue and interest income from mortgage loans recognized as of June 30, 2011. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at June 30, 2011 and December 31, 2010.  During each of the three and six months ended June 30, 2011 and 2010, we recognized $180,000 and $360,000, respectively, of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and six months ended June 30, 2011, we received $1,068,000 and $2,127,000, respectively, in rental income and recorded $57,000 and $123,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and six months ended June 30, 2010, we received $1,042,000 and $2,076,000, respectively, in rental income and recorded $83,000 and $175,000, respectively, in straight-line rental income from subsidiaries of SHG.  At June 30, 2011 and December 31, 2010, the straight-line rent receivable from subsidiaries of SHG was $2,945,000 and $2,822,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                               Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income from continuing operations	$12,336	$11,673	$24,584	$22,288

Less net income allocated to non-controlling interests:	(48)	(48)	(96)	(96)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(85)	(58)	(174)	(101)
Total net income allocated to participating securities	(85)	(58)	(174)	(101)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(3,785)	(3,876)	(7,570)
Preferred stock redemption charge	—	—	(3,566)	—
Total net income allocated to preferred stockholders	(818)	(3,785)	(7,442)	(7,570)

Income from continuing operations available to common stockholders	11,385	7,782	16,872	14,521

Net loss from discontinued operations:
Discontinued operations	(74)	(43)	(168)	(88)
Total net loss from discontinued operations	(74)	(43)	(168)	(88)
Total net income available to common stockholders	11,311	7,739	16,704	14,433

Effect of dilutive securities:
Convertible preferred securities	—	20	—	40
Net income for diluted net income per share	$11,311	$7,759	$16,704	$14,473

Shares for basic net income per share	30,135	23,643	28,233	23,464
Effect of dilutive securities:
Stock options	33	24	31	24
Convertible preferred securities	—	76	—	75
Shares for diluted net income per share	30,168	23,743	28,264	23,563

Basic net income per share	$0.38	$0.33	$0.59	$0.62
Diluted net income per share (1)	$0.37	$0.33	$0.59	$0.61

(1)          For the three and six months ended June 30, 2011 and 2010, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.                               Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings.  We did not adopt the elective fair market value option for our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of June 30, 2011 and December 31, 2010 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2011			At December 31, 2010
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$55,410	$63,188	(1)	$59,026	$67,697	(1)
Marketable debt securities	6,481	6,679	(2)	6,478	6,695	(2)
Bonds payable	3,200	3,200	(3)	3,730	3,730	(3)
Bank borrowings	70,000	70,000	(3)	37,700	37,700	(3)
Senior Unsecured Notes	50,000	51,367	(4)	50,000	49,943	(4)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2011 and December 31, 2010 was 7.5%.

(2)          Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities as of June 30, 2011 and December 31, 2010 was 102.75% and 103.00%, respectively.  See Note 4. Marketable Securities for further discussion.

(3)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at June 30, 2011 and December 31, 2010 based upon prevailing market interest rates for similar debt arrangements. Subsequent to June 30, 2011, we borrowed $5,000 and repaid $50,000 under our Unsecured Credit Agreement.  As a result, we had $25,000 outstanding under our Unsecured Credit Agreement with $185,000 available for borrowing.

(4)          Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At June 30, 2011 and December 31, 2010, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.8% and 5.5%, respectively.  Subsequent to June 30, 2011, we sold to Prudential $50,000 aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity of July 20, 2021. The proceeds were used to pay down amounts outstanding under our Unsecured Credit Agreement.

12.                               Subsequent Events

Subsequent to June 30, 2011 the following events occurred.

We received $649,000 plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property located in Oklahoma.

We declared a monthly cash dividend of $0.14 per common share per month for the months of July, August and September, 2011, payable on July 29, August 31 and September 30, 2011, respectively, to stockholders of record on July 21, August 23 and September 22, 2011, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We sold to Prudential $50,000,000 aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity on July 20, 2021.  The proceeds were used to pay down amounts outstanding under our Unsecured Credit Agreement, as discussed below.

We borrowed $5,000,000 and repaid $50,000,000 under our Unsecured Credit Agreement.  As a result, we had $30,000,000 outstanding under our Unsecured Credit Agreement with $185,000,000 available for borrowing.

We purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10,000,000.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.5%.

We extended the maturity of a $1,927,000 capital improvement commitment on a senior housing property providing a combination of skilled nursing and assisted living services from July 1, 2011 to August 31, 2011.  The commitment includes interest compounded at 10% on each advance made from the disbursement date until either the final distribution of the commitment or the maturity date. Upon final distribution or maturity of the capital improvement commitment, minimum rent shall increase by the total commitment funded multiplied by 10%.  As of June 30, 2011 we had invested $1,802,000 under this agreement.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  In the second quarter of 2011, senior housing and long term healthcare properties comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of June 30, 2011 (dollar amounts in thousands):

			Six Months Ended June 30, 2011		Percentage	Number	Number of
Type of	Gross	Percentage of	Rental	Interest	of	of	SNF	ALF	ILF
Property	Investments	Investments	Income (2)	Income (3)	Revenues (4)	Properties (5)	Beds	Units	Units
Skilled Nursing	$348,195	47.3%	$16,668	$1,776	45.2%	89	10,256	—	—
Assisted Living	308,785	41.9%	16,565	1,306	43.8%	102	—	4,365	—
Other Senior Housing (1)	67,011	9.1%	3,659	187	9.4%	14	913	330	423
Schools	12,170	1.7%	627	—	1.6%	2	—	—	—
Totals	$736,161	100.0%	$37,519	$3,269	100.0%	207	11,169	4,695	423

(1)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)          Includes rental income from continuing and discontinued operations.

(3)          Includes interest income from mortgage loans.

(4)          Includes rental income from continuing and discontinued operations and interest income from mortgage loans.

(5)          We have investments in 30 states leased or mortgaged to 42 different operators.

As of June 30, 2011 we had $567.1 million in carrying value of net real estate investments, consisting of $511.7 million or 90.0% invested in owned and leased properties and $55.4 million or 10.0% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2011, rental income and interest income from mortgage loans represented 90.5% and 7.9%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the six months ended June 30, 2011 and 2010, we recorded $1.7 million and $1.9 million, respectively, in straight-line rental income.  Also during six months ended June 30, 2011 and 2010, we recorded $22,000 and $0.4 million, respectively, of straight-line rent receivable reserve. Straight-line rental income for leases in place at June 30, 2011 will decrease from $3.3 million for projected annual 2011 to $1.9 million for projected annual 2012 assuming no modification or replacement of existing leases and no new leased investments with fixed annual rental escalations are added to our portfolio.  Conversely, our cash rental income is projected to increase from $73.6 million for projected annual 2011 to $76.5 million for projected annual 2012 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio.  During the six months ended June 30, 2011, we received $36.2 million of cash rental revenue and recorded amortization of lease inducement cost of $0.3 million.  At June 30, 2011 and December 31, 2010, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $21.8 million and $20.1 million, respectively.

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

At June 30, 2011, we had $6.4 million of cash on hand, $140.0 million available on our Unsecured Credit Agreement which matures April 18, 2015, and the uncommitted private shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  Subsequent to June 30, 2011, we sold to Prudential $50.0 million aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity on July 20, 2021. Proceeds were used to pay down $50.0 million outstanding under our Unsecured Credit Agreement. Accordingly, there are no more funds available on the uncommitted private shelf agreement with Prudential.  In addition, we borrowed $5.0 million under our Unsecured Credit Agreement to fund the acquisition of a 140-bed skilled nursing property in Texas.  Subsequently, we had $25.0 million outstanding under our Unsecured Credit Agreement and $185.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare SNF prospective payment system rates and other policies.   On July 29, 2011, CMS issued its final update to its annual update to SNF rates for fiscal year 2012, which begins on October 1, 2011.  Under the final rule, SNF rates will be reduced by 11.1%, or $3.87 billion, compared to fiscal year 2011 levels.  CMS has stated that the rate reduction is due to the need to recalibrate SNF PPS rates to correct what CMS characterizes as an “unexpected spike” in payments in fiscal year 2011, when CMS implemented the Resource Utilization Groups, version four (RUG-IV) patient classification system.  Although CMS intended implementation of RUG-IV to be budget-neutral, CMS has taken the position that claims under the updated system show a significant increase in Medicare expenditures, in part because the proportion of patients grouped in the highest-paying RUG therapy categories greatly exceeded CMS expectations.  CMS is applying a 12.6% recalibration reduction, which is partially offset by a 1.7% standard rate update (which represents a 2.7% market basket update reduced by a 1.0% percentage point  “multifactor productivity adjustment” mandated by the Affordable Care Act). There can be no assurance that this rule or any future reductions in Medicare SNF payment rates could not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

In March 2010, the President signed into law the Affordable Care Act.  This law is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.  The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers.  While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers.  Among other things, the Affordable Care Act:  reduces Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012 as noted above; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services.  The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators.  In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees.  Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

Key Transactions

     During the three months ended June 30, 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

Concentration Risk.  We evaluate our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix.  Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans.  In order to qualify as an equity REIT, at least 75 percent of our total assets must be represented by real estate assets, cash, cash items and government securities.  Investment mix measures the portion of our investments that relate to our various property types.  Operator mix measures the portion of our investments that relate to our top three operators.  Geographic mix measures the portion of our investment that relate to our top five states. The following table reflects our recent historical trends of concentration risk (gross investment in thousands):

	Period Ended
	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
Asset mix:
Real property	$679,806	$679,616	$615,666	$564,539	$560,254
Loans receivable	56,355	58,018	60,007	65,455	68,644

Investment asset mix:
Skilled nursing properties	$348,195	$349,700	$298,734	$280,452	$279,098
Assisted living properties	308,785	308,702	309,129	281,912	281,575
Other senior housing properties (1)	67,011	67,062	55,640	55,460	55,205
Schools	12,170	12,170	12,170	12,170	13,020

Operator asset mix:
Extendicare (ALC)	$88,034	$88,034	$88,034	$88,034	$88,034
Preferred Care, Inc. (2)	88,324	88,489	87,685	86,920	86,516
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	475,593	476,901	415,744	370,830	370,138

Geographic mix:
Texas	$182,317	$183,600	$134,366	$109,015	$109,556
Florida	70,345	70,406	70,466	53,023	53,078
Ohio	56,804	56,804	56,804	56,804	56,804
New Mexico	48,876	48,876	48,876	48,876	48,876
Arizona	41,212	41,212	41,212	41,212	41,212
Remaining states	336,607	336,736	323,949	321,064	319,372

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

	Year to Date	Quarter Ended
	6/30/11	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10

Debt to book capitalization ratio	20.8%	20.8%(1)	10.1%(4)	16.7%(1)	10.5%(11)	8.9%
Debt & Preferred Stock to book capitalization ratio	27.3%	27.3%(1)	17.5%(5)	39.8%(1)	35.3%(12)	45.8%

Debt to market capitalization ratio	12.2%	12.2%(1)	5.6%(4)	9.5%(8)	6.3%(11)	5.5%
Debt & Preferred Stock to market capitalization ratio	16.0%	16.0%(1)	9.6%(5)	23.0%(8)	21.4%(12)	28.6%

Interest coverage ratio(13)	13.8x	12.2x(2)	16.1x(6)	17.5x(9)	19.4x(7)	38.3x
Fixed charge coverage ratio(13)	5.6x	8.0x(3)	4.3x	4.8x(10)	3.8x	3.8x

(1)        Increase primarily due to the increase in bank borrowing.

(2)        Decrease primarily due to the increase in interest expense due to increased bank borrowing, increase in debt issue costs relating to the new Unsecured Credit Agreement and the non-cash interest related to the contingent earn-out liabilities. See Item 1. Financial Statements—Note 5. Debt Obligations for further discussion on the Unsecured Credit Agreement. See Item 1. Financial Statements—Note 7. Commitments and Contingencies for further discussion on the earn-out liabilities.

(3)        Increase due to the decrease in preferred dividends resulting from the redemption of all our Series F preferred stock, partially offset by the increase in interest expense, as discussed above.  See Item 1. Financial Statements—Note 6. Equity for further discussion on the Series F preferred stock redemption.

(4)        Decrease primarily due to the payoff of the outstanding bank borrowing in March 2011.

(5)        Decrease primarily due to the payoff of the outstanding bank borrowing in March 2011 and the redemption of all of our Series F preferred stock.

(6)        Decrease due to the increase in interest expense relating to higher average outstanding bank borrowing.

(7)        Decrease primarily due to the increase in interest expense related to the $50.0 million senior unsecured term notes.

(8)        Increase primarily due to the increase in bank borrowing partially offset by the increase in market capitalization.

(9)        Decrease primarily due to the increase in interest expense relating to increased bank borrowing and the new senior unsecured term notes partially offset by the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution relating to Sunwest.

(10)                                     Increase primarily due to the decrease in preferred dividends resulting from our redemption of all of our Series E and 40% of our Series F preferred stock outstanding and the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution relating to Sunwest.

(11)                                     Increase primarily due to the new senior unsecured term notes.

(12)                                     Decrease primarily due to our redemption of all of our Series E and 40% of our Series F preferred stock outstanding.

(13)                                     In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to EBITDA.  Below are a reconciliation of net income to EBITDA and the calculation of the interest coverage and fixed charge coverage ratios disclosed above.

		Year to Date	Quarter Ended
		6/30/11	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
Net income		$24,416	$12,262	$12,154	$12,291	$11,562	$11,630
Less: Gain on sale		—	—	—	(310)	—	—
Add: Interest Expense		2,647	1,543	1,104	981	852	419
Add:	Depreciation and amortization — continuing & discontinued operations	9,508	4,987	4,521	4,162	4,073	4,014
Total EBITDA		$36,571	$18,792	$17,779	$17,124	$16,487	$16,063

Interest expense		$2,647	$1,543	$1,104	$981	$852	$419
Interest coverage ratio		13.8x	12.2x	16.1x	17.5x	19.4x	38.3x

Interest expense		$2,647	$1,543	$1,104	$981	$852	$419
Preferred stock dividends (excludes preferred stock redemption charge)		3,876	818	3,058	2,586	3,506	3,785
Total fixed charges		$6,523	$2,361	$4,162	$3,567	$4,358	$4,204

Fixed charge coverage ratio		5.6x	8.0x	4.3x	4.8x	3.8x	3.8x

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

Operating Results

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenues for the three months ended June 30, 2011 increased to $21.2 million from $17.9 million for the same period in 2010 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended June 30, 2011 increased $3.5 million from the same period in 2010 primarily due to increases resulting from acquisitions in 2011 and 2010.

Interest income from mortgage loans for the three months ended June 30, 2011 decreased $0.2 million from the same period in 2010 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income for the three months ended June 30, 2011 decreased $0.1 million from the same period in 2010 primarily due to normal amortization of existing notes receivables.

Interest expense for the three months ended June 30, 2011 was $1.1 million higher than the same period in 2010 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes in 2010, higher average amounts outstanding under our unsecured line of credit and the non-cash interest related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.

Depreciation and amortization expense for the three months ended June 30, 2011 increased $1.1 million from the same period in 2010 primarily due to acquisitions in 2011 and 2010 and capital improvement investments.

The provision for doubtful accounts for the three months ended June 30, 2011 decreased $0.1 million from the same period in 2010 because the credit quality of a lessee improved such that we determined it was no longer necessary to reserve the straight-line rental income related to that lessee.

Acquisition costs were comparable for each of the three month periods ended June 30, 2011 and 2010.

Operating and other expenses for the three months ended June 30, 2011 increased $0.5 million from the same period in 2010 primarily due to additional expenses relating to the hiring of two new full time employees and timing of expenditures.

For the three months ended June 30, 2011 and 2010, net loss from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest Management, Inc. (or Sunwest) in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the three months ended June 30, 2011 increased $3.6 million from the same period in 2010 primarily due to the redemption of all of our Series F preferred stock in 2011 and 2010 and by the changes previously described above.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Revenues for the six months ended June 30, 2011 increased to $41.4 million from $35.5 million for the same period in 2010 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the six months ended June 30, 2011 increased $6.4 million from the same period in 2010 primarily due to increases resulting from acquisitions in 2011 and 2010.

Interest income from mortgage loans for the six months ended June 30, 2011 decreased $0.5 million from the same period in 2010 primarily due to payoffs, normal amortization of existing mortgage loans and the 2010 deed in lieu of foreclosure of a mortgage loan secured by a private school property located in Minnesota.

Interest and other income for the six months ended June 30, 2011 increased $0.1 million from the same period in 2010 primarily due to a $0.2 million bankruptcy settlement distribution related to Sunwest in 2011 partially offset by normal amortization of existing notes receivables.

Interest expense for the six months ended June 30, 2011 was $1.8 million higher than the same period in 2010 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes in 2010, higher average amounts outstanding under our unsecured line of credit and the non-cash interest related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.

Depreciation and amortization expense for the six months ended June 30, 2011 increased $1.8 million from the same period in 2010 primarily due to acquisitions in 2011 and 2010 and capital improvement investments.

The provisions for doubtful accounts for the six months ended June 30, 2011 decreased $1.2 million from the same period in 2010 primarily due to a provision for doubtful accounts charge in first quarter of 2010 related to a mortgage loan secured by a school property located in Minnesota and because the credit quality of a lessee improved such that we determined it was no longer necessary to reserve the straight-line rental income related to that lessee.

Acquisition costs were comparable for each of the six month periods ended June 30, 2011 and 2010.

Operating and other expenses for the six months ended June 30, 2011 increased $1.1 million from the same period in 2010 primarily due to increased salaries and benefits related to two new full time employees, higher consulting and marketing expense and timing of certain expenditures.

For the six months ended June 30, 2011 and 2010, net loss from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the six months ended June 30, 2011 increased $2.3 million from the same period in 2010 primarily due to the changes previously described above.

Liquidity and Capital Resources

Operating Activities.  At June 30, 2011, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $679.8 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $56.4 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 89 skilled nursing properties, 102 assisted living properties, 14 other senior housing properties and two schools.  These properties are located in 30 states.  Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  For the six months ended June 30, 2011, we had net cash provided by operating activities of $34.5 million.

For the six months ended June 30, 2011 we recorded $1.7 million in straight-line rental income.  Assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income for leases in place at June 30, 2011 will decrease from $3.3 million for projected annual 2011 to $1.9 million for projected annual 2012 and, conversely, our cash rental income is projected to increase from $73.6 million for projected annual 2011 to $76.5 million for projected annual 2012.  Also during the six months ended June 30, 2011, we recorded a reserve of $22,000 on our straight-line rent receivable.  During the six months ended June 30, 2011 we received $36.2 million of cash rental revenue and recorded $0.3 million of amortized lease inducement cost.

Investing and Financing Activities.  For the six months ended June 30, 2011, we used $50.4 million of cash for investing activities.  During the six months ended June 30, 2011, we received $1.7 million in regularly scheduled principal payments and we received $1.9 million plus accrued interest related to the payoff of two mortgage loans secured by one assisted living property and four skilled nursing properties.  Subsequent to June 30, 2011, we received $0.6 million plus accrued interest related to the payoff of a mortgage loan secured by a skilled nursing property.

During the six months ended June 30, 2011, we acquired two senior housing properties located in South Carolina with 118 licensed beds, 40 assisted living units and 53 independent living units for $11.5 million. These properties were leased to a third party operator under a 10-year lease with three 5-year renewal options.  Also during the six months ended June 30, 2011, we purchased four skilled nursing properties with 524-beds in Texas for $50.8 million which was comprised of $41.0 million in cash at closing with the remainder in the form of contingent earn-out payments.  The earn-out payment arrangements require us to pay two earn-out payments totalling up to $11.0 million upon the properties achieving a sustainable stipulated rent coverage ratio. These properties were leased to a third party operator under a 15-year lease with two five-year renewal options. During the six months ended June 30, 2011, we incurred and expensed $0.1 million in transaction costs related to these acquisitions.

Also during the six months ended June 30, 2011, we invested $1.8 million at an average yield of 9.8%, under agreements to expand and renovate six existing properties operated by three different operators.  We also invested $13,000 in capital improvements to one existing property under a lease agreement whose rental rates already reflected this investment.

Subsequent to June, 30, 2011, we purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10.0 million.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.5%.

During the six months ended June 30, 2011, we received $0.4 million in principal payments on notes receivable. At June 30, 2011, we had five such loans outstanding with a carrying value of $0.9 million at a weighted average interest rate of 11.5%.

For the six months ended June 30, 2011, we had $15.4 million of cash provided by financing activities.  During the six months ended June 30, 2011, we paid $0.5 million in scheduled principal payments on bonds payable.  During the three months ended June 30, 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

During the six months ended June 30, 2011, we borrowed $119.0 million and repaid $86.7 million under our old and new Unsecured Credit Agreement.  At June 30, 2011, we had $70.0 million outstanding under the new Unsecured Credit Agreement with $140.0 million available for borrowing. At June 30, 2011, we were in compliance with all our covenants. Subsequent to June 30, 2011, we borrowed $5.0 million and repaid $50.0 million under our Unsecured Credit Agreement.  As a result, we had $25.0 million outstanding under our Unsecured Credit Agreement and $185.0 million available for borrowing.

Subsequent to June 30, 2011, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) $50.0 million aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity on July 20, 2021. The proceeds were used to pay down amounts outstanding under our Unsecured Credit Agreement, as discussed above.

During the six months ended June 30, 2011, we granted 6,000 shares of restricted common stock at $28.70 per share.  These shares vest ratably over a three-year period from the grant date.  Additionally, during the six months ended June 30, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $5.1 million, in an underwritten public offering.  The net proceeds of $103.7 million were used to redeem all of our Series F preferred stock outstanding, as discussed below, and the remaining net proceeds were used to partially pay down amounts outstanding under our Unsecured Credit Agreement.

During the six months ended June 30, 2011, we redeemed 3,536,530 shares of our Series F preferred stock, representing all of the outstanding shares.  The Series F preferred stock had a liquidation value of $25.00 per share. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $3.6 million of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

We paid cash dividends on our Series C and Series F preferred stock totalling $1.6 million and $4.0 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totalling $23.8 million.  On July 5, 2011, we declared a monthly cash dividend of $0.14 per common share per month for the months of July, August and September, 2011, payable on July 29, August 31 and September 30, 2011, respectively, to stockholders of record on July 21, August 23 and September 22, 2011, respectively.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the six months ended June 30, 2011, we did not sell shares of common stock under our equity distribution agreement. At June 30, 2011, we had $64.6 million available under this equity distribution agreement.

Available Shelf Registration. During 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At June 30, 2011, we had availability of $167.6 million under our effective shelf registration.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2011, only $3.2 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At June 30, 2011, we had $6.4 million of cash on hand, $140.0 million available on our Unsecured Credit Agreement which matures April 18, 2015, and the uncommitted private shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) which provides for the possible issuance of up to $50.0 million of senior unsecured fixed-rate term notes during the three-year issuance period.  Subsequent to June 30, 2011, we sold to Prudential $50.0 million aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity on July 20, 2021. Proceeds were used to pay down $50.0 million outstanding under our Unsecured Credit Agreement.  Accordingly, there are no more funds available on the uncommitted private shelf agreement with Prudential.  In addition, we borrowed $5.0 million under our Unsecured Credit Agreement to fund the acquisition of a 140-bed skilled nursing property in Texas.  Subsequently, we had $25.0 million outstanding under our Unsecured Credit Agreement and $185.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment and our new Unsecured Credit Agreement borrowing capacity are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2011.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2011.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II

OTHER INFORMATION

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates,’’ or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets (including prevailing interest rates), and our access to capital; the income and returns available from investments in health care related real estate, the ability of our borrowers and lessees to meet their obligations to us, our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry, regulation of the health care industry by federal, state and local governments, (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010), changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints), compliance with and changes to regulations and payment policies within the health care industry, debt that we may incur and changes in financing terms, our ability to continue to qualify as a real estate investment trust, the relative illiquidity of our real estate investments, potential limitations on our remedies when mortgage loans default, and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

10.2                           Amendment and Modification to Note Purchase and Private Shelf Agreement dated May 5, 2011 between LTC Properties, Inc. and Prudential Investment Management, Inc. dated May 5, 2011(incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated May 5, 2011)

10.3                           Amendment and Modification to Note Purchase and Private Shelf Agreement dated July 8, 2011 between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 8, 2011

31.1                           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                    Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                              The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 8, 2011	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)