Form 10-Q
period 2011-09-30
LTC PROPERTIES INC
filed 2011-11-02
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of common stock outstanding on October 27, 2011 was 30,340,574.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2011

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Real estate investments:
Land	$50,409	$43,031
Buildings and improvements	634,418	567,017
Accumulated depreciation and amortization	(172,480)	(158,204)
Net operating real estate property	512,347	451,844
Properties held-for-sale, net of accumulated depreciation and amortization: 2011 — $613; 2010 — $505	5,018	5,113
Net real estate property	517,365	456,957
Mortgage loans receivable, net of allowance for doubtful accounts: 2011 — $931; 2010 — $981	54,056	59,026
Real estate investments, net	571,421	515,983
Other assets:
Cash and cash equivalents	5,214	6,903
Debt issue costs, net	2,377	743
Interest receivable	1,339	1,571
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2011 — $668; 2010 — $634	22,822	20,090
Prepaid expenses and other assets	8,541	8,162
Other assets related to properties held-for-sale, net of allowance for doubtful accounts: 2011 — $839; 2010 — $839	51	51
Notes receivable	768	1,283
Marketable securities (2)	6,483	6,478
Total assets	$619,016	$561,264
LIABILITIES
Bank borrowings	$28,400	$37,700
Senior unsecured notes	100,000	50,000
Bonds payable	3,200	3,730
Accrued interest	1,014	675
Earn-out liabilities	6,195	—
Accrued expenses and other liabilities	10,872	9,737
Accrued expenses and other liabilities related to properties held-for-sale	93	132
Distributions payable	—	1,768
Total liabilities	149,774	103,742
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2011 — 2,000; 2010 — 5,536	38,500	126,913
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2011 —30,341; 2010 — 26,345	303	263
Capital in excess of par value	506,851	398,599
Cumulative net income	660,186	623,491
Other	219	264
Cumulative distributions	(738,779)	(693,970)
Total LTC Properties, Inc. stockholders’ equity	467,280	455,560

Non-controlling interests	1,962	1,962
Total equity	469,242	457,522
Total liabilities and equity	$619,016	$561,264

(1)          On September 30, 2011 and December 31, 2010, we had $3,002 and $2,822 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          At September 30, 2011 and December 31, 2010, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income (1)	$19,620	$16,227	$57,139	$47,355
Interest income from mortgage loans	1,582	1,868	4,851	5,683
Interest and other income (2)	227	264	872	838
Total revenues	21,429	18,359	62,862	53,876
Expenses:
Interest expense	1,794	852	4,441	1,672
Depreciation and amortization	4,974	4,010	14,374	11,618
(Recovery) provision for doubtful accounts	(1)	60	(15)	1,029
Acquisition costs	60	4	225	117
Operating and other expenses	2,149	1,896	6,800	5,615
Total expenses	8,976	6,822	25,825	20,051

Income from continuing operations	12,453	11,537	37,037	33,825
Discontinued operations:
(Loss) income from discontinued operations	(30)	25	(198)	(63)
Net (loss) income from discontinued operations	(30)	25	(198)	(63)
Net income	12,423	11,562	36,839	33,762

Income allocated to non-controlling interests	(48)	(48)	(144)	(144)
Net income attributable to LTC Properties, Inc.	12,375	11,514	36,695	33,618

Income allocated to participating securities	(85)	(54)	(259)	(155)
Income allocated to preferred stockholders	(818)	(5,889)	(8,260)	(13,459)
Net income available to common stockholders	$11,472	$5,571	$28,176	$20,004

Basic earnings per common share
Continuing operations	$0.38	$0.22	$0.98	$0.84
Discontinued operations	$(0.00)	$0.00	$(0.01)	$(0.00)
Net income available to common stockholders	$0.38	$0.22	$0.98	$0.83

Diluted earnings per common share
Continuing operations	$0.38	$0.22	$0.98	$0.84
Discontinued operations	$(0.00)	$0.00	$(0.01)	$(0.00)
Net income available to common stockholders	$0.38	$0.22	$0.97	$0.83

Weighted average shares used to calculate earnings per common share
Basic	30,137	24,930	28,874	23,959
Diluted	30,156	24,945	28,902	24,055

(1)      During the three and nine months ended September 30, 2011, we received $1,068 and $3,196, respectively, in rental income and recorded $57 and $181, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and nine months ended September 30, 2010, we received $1,042 and $3,118, respectively, in rental income and recorded $83 and $259, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)          During each of the three and nine months ended September 30, 2011 and 2010, we recognized $180 and $540, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$36,839	$33,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization — continuing and discontinued operations	14,482	11,947
Stock-based compensation expense	1,095	982
Straight-line rental income — continuing and discontinued operations (1)	(2,766)	(2,815)
(Recovery) provision for doubtful accounts — continuing and discontinued operations	(16)	1,472
Non-cash interest related to earn-out liabilities	354	—
Other non-cash items, net	1,216	764
Increase in accrued interest payable	339	506
Decrease in interest receivable	223	219
Net change in other assets and liabilities	121	1,122
Net cash provided by operating activities	51,887	47,959
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(69,131)	(42,227)
Investment in real estate mortgages	—	(1,694)
Principal payments received on mortgage loans receivable	4,986	2,989
Advances under notes receivable	—	(100)
Principal payments received on notes receivable	544	1,413
Net cash used in investing activities	(63,601)	(39,619)
FINANCING ACTIVITIES:
Bank borrowings	138,000	37,500
Repayment of bank borrowings	(147,300)	(51,000)
Proceeds from issuance of senior unsecured notes	50,000	50,000
Principal payments on mortgage loan payable and bonds payable	(530)	(8,180)
Proceeds from common stock offering	103,631	67,308
Distributions paid to non-controlling interests	(144)	(163)
Redemption of preferred stock	(88,413)	(59,065)
Distributions paid to stockholders	(43,011)	(40,546)
Other	(2,208)	(557)
Net cash provided by (used in) financing activities	10,025	(4,703)
(Decrease) increase in cash and cash equivalents	(1,689)	3,637
Cash and cash equivalents, beginning of period	6,903	8,856
Cash and cash equivalents, end of period	$5,214	$12,493
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,528	$856
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	—	822
Conversion of mortgage loan to owned property	—	2,900

(1)          During the nine months ended September 30, 2011 and 2010, we recorded $181 and $259, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2011 and 2010 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.                                      Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2011 (in thousands):

							Average
		Percentage		Number	Number of		Investment
	Gross	of	Number	of	SNF	ALF	per
Type of Property	Investments	Investments	of Loans	Properties (1)	Beds	Units	Bed/Unit
Skilled Nursing	$28,955	52.7%	21	23	2,566	—	$11.28
Assisted Living	22,884	41.6%	9	14	—	424	53.97
Other Senior Housing (2)	3,148	5.7%	1	1	99	74	18.20
Totals	$54,987	100.0%	31	38	2,665	498

(1)          We have investments in 12 states that include mortgages to 14 different operators.

(2)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

At September 30, 2011, the mortgage loans had interest rates ranging from 10.0% to 14.6% and maturities ranging from 2012 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the nine months ended September 30, 2011, we received $2,429,000 in regularly scheduled principal payments and we received $2,557,000 plus accrued interest related to the payoff of three mortgage loans secured by one assisted living property and five skilled nursing properties.

During the nine months ended September 30, 2010, we invested $1,622,000, before closing fees, in a mortgage loan secured by a skilled nursing property located in Missouri to finance an expansion of the property and extend the loan maturity for an additional five years to January 2018.  Additionally, during the nine months ended September 30, 2010, we invested $72,000 under one mortgage loan for capital improvements and we received $2,989,000 in regularly scheduled principal payments.  During the nine months ended September 30, 2010, we recorded an $852,000 provision for doubtful accounts related to a mortgage loan secured by a school property located in Minnesota. On April 20, 2010, the borrower of the school property ceased operations.  Subsequently, the borrower filing for Chapter 7 bankruptcy and we acquired the school property via deed-in-lieu of foreclosure.  During the nine months ended September 30, 2011, we leased this property to a third party school operator under a 15-month lease for $19,100 per month.  Therefore, we reclassified this property from held-for-sale to held-for-use.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2011 (in thousands):

							Average
			Number	Number of			Investment
	Gross	Percentage of	of	SNF	ALF	ILF	per
Type of Property	Investments	Investments	Properties (1)	Beds	Units	Units	Bed/Unit
Skilled Nursing	$328,316	47.6%	66	7,669	—	—	$42.81
Assisted Living	285,796	41.4%	88	—	3,941	—	72.52
Other Senior Housing (2)	64,154	9.2%	13	814	256	423	42.97
School	12,192	1.8%	2	—	—	—	—
Totals	$690,458	100.0%	169	8,483	4,197	423

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

(iii)             as a percentage of facility net patient revenues in excess of base amounts; or

(iv)            specific dollar increases.

During the three months ended September 30, 2011, we purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10,000,000.  Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.5%. During the nine months ended September 30, 2011, we acquired the previously disclosed 140-bed skilled nursing property located in Texas, two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11,450,000, and four skilled nursing properties with 524-beds in Texas for $50,841,000 which consists of $41,000,000 in cash at closing with the remainder in the form of contingent earn-out payments.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During the three months ended September 30, 2011, we paid $4,000,000 related to the first contingent earn-out payment. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Subsequent to September 30, 2011, we acquired a 196-bed skilled nursing property in Texas for a purchase price of $15,500,000.  Additionally, we purchased a vacant parcel of land in Texas for a purchase price of $844,000 and entered into a commitment, in an amount not to exceed $8,250,000, to fund the construction of a skilled nursing property with 120 beds. This new property will replace a 90-bed skilled nursing property in our existing portfolio.  Upon completion of the construction, we intend to sell the existing 90-bed skilled nursing property and the lessee intends to relocate the residents to the newly constructed property. These properties are leased to an operator within our existing portfolio pursuant to a 10-year master lease agreement at a GAAP yield of 11.0%.  The master lease contains annual escalations of 2.5% and has two 5-year renewal options.

Also subsequent to September 30, 2011, we purchased a 156-bed skilled nursing property located in California for $17,500,000 and entered into a 12-year lease with an unrelated third party. The lease has a GAAP yield of 10.3%, contains annual escalations of 2.0% and has two 10-year renewal options.

At the time of acquisition, we preliminarily estimated the allocation of the assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. We will determine the final value of the identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. We are in the process of completing the final allocation of assets for our 2011 acquisition of four skilled nursing properties with 524 beds in Texas described above.

Also during the nine months ended September 30, 2011, we invested $2,421,000 at an average yield of 9.9%, under agreements to expand and renovate nine existing properties operated by five different operators.  We also invested $35,000 in capital improvements to two existing property under two lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2011, we classified a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest in 2008 as held-for-sale. We are actively marketing to sell this property. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

During the nine months ended September 30, 2010, we acquired four properties comprised of 513 skilled nursing beds, 47 assisted living units, and 46 independent living units, for $38,850,000.  Also during the nine months ended September 30, 2010, we invested $2,140,000 at an average yield of 9.7%, under agreements to expand and renovate 11 existing properties operated by seven different operators.  We also invested $1,120,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.                                      Notes Receivable

During the nine months ended September 30, 2011, we received $544,000 in principal payments under various loans and line of credit agreements with certain operators.  During the nine months ended September 30, 2010, we received $1,413,000 and funded $100,000 in principal payments under various loans and line of credit agreements with certain operators. At September 30, 2011 and December 31, 2010, we had five such loans outstanding with a carrying value of $768,000 and $1,283,000, respectively, at a weighted average interest rate of 11.1% and 11.9%, respectively.

4.                                      Marketable Securities

At September 30, 2011 and December 31, 2010, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.                                      Debt Obligations

Bank Borrowings. During the nine months ended September 30, 2011, we entered into a new $210,000,000 Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250,000,000. The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

During the nine months ended September 30, 2011, we borrowed $138,000,000 and repaid $147,300,000 under our old and new Unsecured Credit Agreement.  At September 30, 2011, we had $28,400,000 outstanding under our new Unsecured Credit Agreement with $181,600,000 available for borrowing and we were in compliance with all our covenants.  Subsequent to September 30, 2011, we borrowed $29,600,000 under our new Unsecured Credit Agreement. Accordingly, we had $58,000,000 outstanding under our new Unsecured Credit Agreement with $152,000,000 available for borrowing.

Senior Unsecured Notes.  During the three months ended September 30, 2011, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) $50,000,000 aggregate principal amount of 4.80% senior unsecured term notes fully amortizing to maturity on July 20, 2021. The proceeds were used to pay down amounts outstanding under our Unsecured Credit Agreement. Subsequent to September 30, 2011, we entered into an Amended and Restated Note Purchase and Private Shelf agreement with Prudential which provides for the possible issuance of up to an additional $100,000,000 of senior unsecured fixed-rate term notes during a three-year issuance period. Financial covenants contained in the Amended and Restated Note Purchase and Private Shelf agreement are substantially the same as the financial covenants contained in our Unsecured Credit Agreement. During 2010, we sold to Prudential $25,000,000 aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity on January 14, 2019.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans Payable.  At September 30, 2011 and December 31, 2010, we had no mortgage loans payable outstanding.  During the nine months ended September 30, 2010, we paid $7,685,000 in principal payments.

Bonds Payable.  At September 30, 2011 and December 31, 2010, we had outstanding principal of $3,200,000 and $3,730,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the nine months ended September 30, 2011, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.1%.  During the nine months ended September 30, 2011 and 2010, we paid $530,000 and $495,000, respectively, in regularly scheduled principal payments.  As of September 30, 2011 and December 31, 2010, the aggregate carrying value of real estate properties securing our bonds payable was $6,981,000 and $7,179,000, respectively.

6.                                      Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2010	$455,560	$1,962	$457,522
Net income	36,695	144	36,839
Redemption of preferred stock	(88,413)	—	(88,413)
Common stock offering	103,631	—	103,631
Vested stock options and restricted stock	1,095	—	1,095
Reclassification adjustment	(45)	—	(45)
Non-controlling interest preferred return	—	(144)	(144)
Preferred stock dividends	(4,694)	—	(4,694)
Common stock dividends	(36,549)	—	(36,549)
Balance at September 30, 2011	$467,280	$1,962	$469,242

Preferred Stock.  At September 30, 2011, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at September 30, 2011.

During the nine months ended September 30, 2010, holders of 32,895 shares of the 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) elected to convert such shares into 65,790 shares of our common stock at the Series E preferred stock conversion rate of $12.50 per share.  The Series E preferred stock had a liquidation value of $25.00 per share.  Also, during the nine months ended September 30, 2010, we redeemed the remaining 4,921 shares of our outstanding Series E preferred stock at a redemption price of $25.4191 per share, including accrued and unpaid dividends up to and including the redemption date.  Accordingly, we recognized the $6,000 of original issue costs related to the Series E preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2011, we redeemed 3,536,530 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock), representing all of our outstanding shares.  The Series F preferred stock had a liquidation value of $25.00 per share. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $3,566,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.  At September 30, 2011, we had no shares of our Series F preferred stock outstanding.

During the nine months ended September 30, 2010, we redeemed 2,357,686 shares of our Series F preferred stock, representing 40% of our then outstanding shares, at a redemption price of $25.3889 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $2,377,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge which is included in the income statement line item income allocated to preferred stockholders.

Common Stock.  During the nine months ended September 30, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $5,096,000, in an underwritten public offering.  The net proceeds of $103,631,000 were used to redeem all of our Series F preferred stock outstanding, as previously discussed, and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

During the nine months ended September 30, 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before fees and costs of $670,000, in a registered direct placement to certain institutional investors.  The net proceeds of $47,989,000 were used as part of the redemption cost of all of our Series E preferred stock and 2,357,686 shares of our Series F preferred stock outstanding, as previously discussed.

No common stock options were exercised during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, a total of 6,666 common stock options were exercised at a total option value of $159,000 and a total market value on the date of exercise of $182,000.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the nine months ended September 30, 2011, we did not sell shares of our common stock under our equity distribution agreement. During the nine months ended September 30, 2010, we sold 756,400 shares of common stock at a weighted average price, including fees, of $25.54 per share, resulting in net proceeds of $19,319,000 after $479,000 of fees and costs. At September 30, 2011, we had $64,573,000 available under this amended equity distribution agreement.

During 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010 to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At September 30, 2011 we had availability of $167,614,000 under our effective shelf registration.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Non-controlling Interests. We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. We have reserved 112,588 shares of our common stock under this partnership agreement. If we issue shares of our common stock upon limited partners’ election to exercise their conversion rights, the carrying amount of the partnership would be reclassified to stockholders’ equity. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost. At September 30, 2011, the carrying value and market value of the partnership conversion rights was $1,962,000 and $2,899,000, respectively.

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Declared		Paid	Declared	Paid
Preferred Stock
Series C	$2,454		$2,454	$2,454	$2,454
Series E (1)	—		—	42	62
Series F (2)	2,240	(3)	4,008	8,580	9,759
	4,694		6,462	11,076	12,275

Common Stock (4)	36,549		36,549	28,271	28,271

Total (5)	$41,243		$43,011	$39,347	$40,546

(1)          During 2010, we redeemed all of our Series E preferred Stock.

(2)          During 2010, we redeemed 40% of our Series F preferred Stock.  During 2011, we redeemed all of our remaining Series F preferred Stock.

(3)          Includes the accrued and unpaid dividends on the Series F preferred stock up to the redemption date.

(4)          Represents $0.14 per share per month and $0.13 per share per month for the nine months ended September 30, 2011 and 2010, respectively.

(5)          The difference between declared and paid is the change in distributions payable on the balance at September 30 and December 31.

On October 3, 2011, we declared a monthly cash dividend of $0.14 per common share per month for the months of October, November and December, 2011, payable on October 31, November 30 and December 30, 2011, respectively, to stockholders of record on October 21, November 22 and December 22, 2011, respectively.

Other Equity. At September 30, 2011 and December 31, 2010, other equity consisted of accumulated comprehensive income of $219,000 and $264,000, respectively. This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool. This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool. The following table represents our consolidated comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Comprehensive Income:
Net income	$12,423	$11,562	$36,839	$33,762
Reclassification adjustment	(15)	(28)	(45)	(84)

Comprehensive income	$12,408	$11,534	$36,794	$33,678

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Stock-Based Compensation.  No stock options were issued during the nine months ended September 30, 2011 and 2010. At September 30, 2011, the total number of stock options that are scheduled to vest through December 31, 2012 is 5,000.  We have no stock options outstanding that are scheduled to vest during the remainder of 2011 or beyond 2012.  Compensation expense related to the vesting of stock options for the three and nine months ended September 30, 2011 was $5,000 and $13,000, respectively.  Compensation expense related to the vesting of stock options for the three and nine months ended September 30, 2010 was $4,000 and $71,000, respectively. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2011 and 2012 is $4,000 and $10,000, respectively.

During the nine months ended September 30, 2011, we granted 6,000 shares of restricted common stock at $28.70 per share.  These shares vest ratably over a three-year period from the grant date.  During the nine months ended September 30, 2010, we granted 11,030 shares of restricted common stock at $26.53 per share, 4,000 shares of restricted common stock at $25.95 per share and 1,000 shares of restricted common stock at $25.04 per share.  These shares vest ratably over a three-year period from the grant date.  Also, during the nine months ended September 30, 2010, we granted 99,661 shares of restricted common stock at $26.53 per share. These shares vest ratably over a five-year period with the first date of vesting beginning in December 31, 2010.  During the three and nine months ended September 30, 2011, we recognized $369,000 and $1,082,000, respectively, of compensation expense related to the vesting of restricted common stock.  During the three and nine months ended September 30, 2010, we recognized $257,000 and $911,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.                                      Commitments and Contingencies

During the nine months ended September 30, 2011, we purchased four skilled nursing properties with 524-beds in Texas as described in Note 2. Real Estate Investments. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  The contingent earn-out payments were recorded at the date of acquisition in the amount of $9,841,000 and were included on the consolidated balance sheet line item “earn-out liabilities.” During the three and nine months ended September 30, 2011, we recorded non-cash interest expense of $177,000 and $354,000, respectively, related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities. During the three months ended September 30, 2011, we paid $4,000,000 related to the first contingent earn-out payment. At September 30, 2011, the remaining contingent earn-out payments had a fair value of $6,195,000.

We committed to provide a lessee of a senior living property with a combination of assisted living units and skilled nursing beds a line of credit agreement up to $50,000 at an interest rate of 10.0%.  This commitment matures on March 31, 2012.  As of September 30, 2011 we invested $20,000 under this agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At September 30, 2011, we committed to provide the following capital improvement commitments (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment	Open Commitment	Estimated Yield		Property Type (1)	Properties	Major Operator
100		8/1/12	—	100		(3)	SNF	1	N/A
700		8/31/12	195	505	9.00	%(2)	Other	2	N/A
5,000	(4)	12/31/14	—	5,000		(3)	ALF	37	ALC
$5,800	(5)		$195	$5,605		(5)

(1)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)          Minimum rent will increase on the 1st of each month by the amount advanced in the previous month multiplied by the estimated yield.

(3)          The yield is included in the initial lease rate.

(4)          $5,000 per year for the life of the lease.

(5)          Subsequent to September 30, 2011, we committed to fund $8,250 for the construction of a skilled nursing property. This commitment expires on 10/11/13 and has an estimated yield of 9.00%.  Minimum rent will increase upon final funding and project completion as defined in the lease agreement. We funded $50,000 of this commitment.

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

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the six months ended June 30, 2011 per the operators’ public filings (in thousands, unaudited).  Our other operator is privately owned and thus no public financial information is available.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

	Extendicare REIT(1)	ALC	Brookdale

Current assets	$553,550	$21,336	$253,819
Non-current assets	1,416,574	446,639	4,151,945
Current liabilities	881,071	34,579	575,362
Non-current liabilities	993,005	134,921	2,761,773
Stockholders’ equity	96,048	298,475	1,068,629

Gross revenue	1,039,559	117,036	1,170,219
Operating expenses	914,600	96,477	1,129,356
Income (loss) from continuing operations	21,884	11,287	(46,264)
Net income (loss)	21,884	11,287	(46,264)

Cash provided by operations	113,159	26,228	157,352
Cash used in investing activities	(28,524)	(3,866)	(66,737)
Cash provided by (used in) financing activities	23,745	(32,893)	(132,316)

(1)    The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

 * The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 9.0%, or $56,033,000, of our total assets at September 30, 2011 and 13.3% of rental revenue and interest income from mortgage loans recognized as of September 30, 2011.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 9.0%, or $55,965,000, of our total assets at September 30, 2011 and 12.7% of rental revenue and interest income from mortgage loans recognized as of September 30, 2011.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 30 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,861 skilled nursing beds and 49 assisted living units. This represents approximately 9.3%, or $57,769,000, of our total assets at September 30, 2011 and 13.0% of rental revenue and interest income from mortgage loans recognized as of September 30, 2011. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at September 30, 2011 and December 31, 2010.  During each of the three and nine months ended September 30, 2011 and 2010, we recognized $180,000 and $540,000, respectively, of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and nine months ended September 30, 2011, we received $1,068,000 and $3,196,000, respectively, in rental income and recorded $57,000 and $181,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and nine months ended September 30, 2010, we received $1,042,000 and $3,118,000, respectively, in rental income and recorded $83,000 and $259,000, respectively, in straight-line rental income from subsidiaries of SHG.  At September 30, 2011 and December 31, 2010, the straight-line rent receivable from subsidiaries of SHG was $3,002,000 and $2,822,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                               Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income from continuing operations	$12,453	$11,537	$37,037	$33,825

Less net income allocated to non-controlling interests	(48)	(48)	(144)	(144)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(85)	(54)	(259)	(155)
Total net income allocated to participating securities	(85)	(54)	(259)	(155)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(3,506)	(4,694)	(11,076)
Preferred stock redemption charge	—	(2,383)	(3,566)	(2,383)
Total net income allocated to preferred stockholders	(818)	(5,889)	(8,260)	(13,459)

Income from continuing operations available to common stockholders	11,502	5,546	28,374	20,067

Net loss from discontinued operations:
Discontinued operations	(30)	25	(198)	(63)
Total net loss from discontinued operations	(30)	25	(198)	(63)
Total net income available to common stockholders	11,472	5,571	28,176	20,004

Effect of dilutive securities:
Convertible preferred securities	—	—	—	40
Net income for diluted net income per share	$11,472	$5,571	$28,176	$20,044

Shares for basic net income per share	30,137	24,930	28,874	23,959
Effect of dilutive securities:
Stock options	19	15	28	21
Convertible preferred securities	—	—	—	75
Shares for diluted net income per share	30,156	24,945	28,902	24,055

Basic net income per share	$0.38	$0.22	$0.98	$0.83
Diluted net income per share (1)	$0.38	$0.22	$0.97	$0.83

(1)          For the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2011 and December 31, 2010 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2011			At December 31, 2010
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$54,056	$61,398	(1)	$59,026	$67,697	(1)
Marketable debt securities	6,483	6,208	(2)	6,478	6,695	(2)
Bonds payable	3,200	3,200	(3)	3,730	3,730	(3)
Bank borrowings	28,400	28,400	(3)	37,700	37,700	(3)
Senior Unsecured Notes	100,000	101,295	(4)	50,000	49,943	(4)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2011 and December 31, 2010 was 7.5%.

(2)          Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities as of September 30, 2011 and December 31, 2010 was 95.50% and 103.00%, respectively.  See Note 4. Marketable Securities for further discussion.

(3)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at September 30, 2011 and December 31, 2010 based upon prevailing market interest rates for similar debt arrangements.

(4)          Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At September 30, 2011 and December 31, 2010, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.8% and 5.5%, respectively.

12.                               Subsequent Events

Subsequent to September 30, 2011 the following events occurred.

We acquired a 196-bed skilled nursing property in Texas for a purchase price of $15,500,000.  Additionally, we purchased a vacant parcel of land in Texas for a purchase price of $844,000 and entered into a commitment, in an amount not to exceed $8,250,000, to fund the construction of a skilled nursing property with 120 beds. The commitment includes interest compounded at 9% on each advance made from the disbursement date until the final distribution of the commitment or the expiration date. Minimum rent will increase upon the earlier of final funding, project completion or the improvement deadline of October 11, 2013. We funded $50,000 of this commitment.  This new property will replace a 90-bed skilled nursing property in our existing portfolio.  Upon completion of the construction, we intend to sell the existing 90-bed skilled nursing property and the lessee intends to relocate the residents to the newly constructed property.  These properties are leased to an operator within our existing portfolio pursuant to a 10-year master lease agreement at a GAAP yield of 11.0%.  The master lease contains annual escalations of 2.5% and has two 5-year renewal options.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We purchased a 156-bed skilled nursing property located in California for $17,500,000 and entered into a 12-year lease with an unrelated third party operator. The lease has a GAAP yield of 10.3%, contains annual escalations of 2.0% and has two 10-year renewal options.

We borrowed $29,600,000 under our Unsecured Credit Agreement. Accordingly, we had $58,000,000 outstanding under our Unsecured Credit Agreement with $152,000,000 available for borrowing.

We entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. which provides for the possible issuance of up to an additional $100,000,000 of senior unsecured fixed-rate term notes during a three-year issuance period.

We declared a monthly cash dividend of $0.14 per common share per month for the months of October, November and December, 2011, payable on October 31, November 30 and December 30, 2011, respectively, to stockholders of record on October 21, November 22 and December 22, 2011, respectively.

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  In the third quarter of 2011, senior housing and long term healthcare properties comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our “direct real estate investment portfolio” (properties that we own or on which we hold promissory notes secured by first mortgages) as of September 30, 2011 (dollar amounts in thousands):

			Nine Months Ended September 30, 2011		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income (2)	Interest Income (3)	of Revenues (4)	of Properties (5)	SNF Beds	ALF Units	ILF Units
Skilled Nursing	$357,271	47.9%	$25,707	$2,620	45.7%	89	10,235	—	—
Assisted Living	308,680	41.4%	24,850	1,953	43.2%	102	—	4,365	—
Other Senior Housing (1)	67,302	9.0%	5,594	278	9.5%	14	913	330	423
Schools	12,192	1.7%	988	—	1.6%	2	—	—	—
Totals	$745,445	100.0%	$57,139	$4,851	100.0%	207	11,148	4,695	423

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

(5)    We have investments in 30 states leased or mortgaged to 41 different operators.

As of September 30, 2011 we had $571.4 million in carrying value of net real estate investments, consisting of $517.4 million or 90.5% invested in owned and leased properties and $54.0 million or 9.5% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2011, rental income and interest income from mortgage loans represented 90.9% and 7.7%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For each of the nine months ended September 30, 2011 and 2010, we recorded $2.8 million in straight-line rental income.  Also during nine months ended September 30, 2011 and 2010, we recorded $34,000 and $0.6 million, respectively, of straight-line rent receivable reserve. For leases in place at September 30, 2011,  assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio except the two skilled nursing properties and the vacant parcel of land acquired subsequent to September 30, 2011, we currently expect that straight-line rental income will decrease from $3.7 million for projected annual 2011 to $2.4 million for projected annual 2012 and, conversely, our cash rental income is projected to increase from $74.6 million for projected annual 2011 to $81.3 million for projected annual 2012.  During the nine months ended September 30, 2011, we received $54.9 million of cash rental revenue and recorded amortization of lease inducement cost of $0.5 million.  At September 30, 2011 and December 31, 2010, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $22.8 million and $20.1 million, respectively.

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

At September 30, 2011, we had $5.2 million of cash on hand and $181.6 million available under our Unsecured Credit Agreement which matures April 18, 2015.  Subsequent to September 30, 2011, we borrowed $29.6 million under our Unsecured Credit Agreement. Accordingly, we had $58.0 million outstanding under our Unsecured Credit Agreement with $152.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  Subsequent to September 30, 2011, we entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed-rate term notes during a three-year issuance period.   As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare SNF prospective payment system rates and other policies.   On July 29, 2011, CMS issued its final update to its annual update to SNF rates for fiscal year 2012, which began on October 1, 2011.  Under the final rule, SNF rates will be reduced by 11.1%, or $3.87 billion, compared to fiscal year 2011 levels.  CMS has stated that the rate reduction is due to the need to recalibrate SNF PPS rates to correct what CMS characterizes as an “unintended spike” in payments in fiscal year 2011, when CMS implemented the Resource Utilization Groups, version four (RUG-IV) patient classification system.  Although CMS intended implementation of RUG-IV to be budget-neutral, CMS has taken the position that claims under the updated system show a significant increase in Medicare expenditures, in part because the proportion of patients grouped in the highest-paying RUG therapy categories greatly exceeded CMS expectations.  CMS is applying a 12.6% recalibration reduction, which is partially offset by a 1.7% standard rate update (which represents a 2.7% market basket update reduced by a 1.0% percentage point “multifactor productivity adjustment” mandated by the Affordable Care Act). There can be no assurance that this rule or any future reductions in Medicare SNF payment rates could not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

In March 2010, the President signed into law the Affordable Care Act.  This law is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.  The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers.  While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers.  Among other things, the Affordable Care Act:  reduces Medicare SNF reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012 as noted above; requires the development of a value-based purchasing program for Medicare SNF services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services.  The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators.  In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees.  Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation’s debt ceiling while taking steps to reduce the federal deficit.  Under this law, a bipartisan Joint Select Committee on Deficit Reduction is charged with identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases.  If legislation is not adopted by January 2012 to achieve deficit reduction targets, an enforcement mechanism known as sequestration would trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending.  Medicare provider payments would be subject to sequestration, although the reductions would be capped at 2%.  There can be no assurances that federal spending reductions resulting from the Budget Control Act will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could adversely impact our company.

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

Key Transactions

During the three months ended September 30, 2011, we sold $50.0 million aggregate principal amount of 4.8% senior unsecured notes fully amortizing to maturity on July 20, 2021 to affiliates and managed accounts of Prudential. Subsequent to September 30, 2011, we entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed-rate term notes during a three-year issuance period.

During the three months ended September 30, 2011, we purchased a 140-bed skilled nursing property located in Texas for $10.0 million.  The property was added to an existing master lease with an unrelated third party operator at an incremental GAAP yield of 10.5%.

Subsequent to September 30, 2011, we acquired a 196-bed skilled nursing property in Texas for a purchase price of $15.5 million.  Additionally, we purchased a vacant parcel of land in Texas for a purchase price of $0.8 million and entered into a commitment, in an amount not to exceed $8.3 million, to fund the construction of a skilled nursing property with 120 beds. This new property will replace an existing 90-bed skilled nursing property in our existing portfolio.  Upon completion of the construction, we intend to sell the existing 90-bed skilled nursing property and the lessee intends to relocate the residents to the newly constructed property.  These properties are leased to an operator within our existing portfolio pursuant to a 10-year master lease agreement at a GAAP yield of 11.0%.  The master lease contains annual escalations of 2.5% and has two 5-year renewal options.

Also subsequent to September 30, 2011, we purchased a 156-bed skilled nursing property located in California for $17.5 million and entered into a 12-year lease with an unrelated third party operator. The lease has a GAAP yield of 10.3%, contains annual escalations of 2.0% and has two 10-year renewal options.

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

	Period Ended
	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10
Asset mix:
Real property	$690,458	$679,806	$679,616	$615,666	$564,539
Loans receivable	54,987	56,355	58,018	60,007	65,455

Investment asset mix:
Skilled nursing properties	$357,271	$348,195	$349,700	$298,734	$280,452
Assisted living properties	308,680	308,785	308,702	309,129	281,912
Other senior housing properties (1)	67,302	67,011	67,062	55,640	55,460
Schools	12,192	12,170	12,170	12,170	12,170

Operator asset mix:
Extendicare (ALC)	$88,034	$88,034	$88,034	$88,034	$88,034
Preferred Care, Inc. (2)	88,471	88,324	88,489	87,685	86,920
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	484,730	475,593	476,901	415,744	370,830

Geographic mix:
Texas	$191,965	$182,317	$183,600	$134,366	$109,015
Florida	70,282	70,345	70,406	70,466	53,023
Ohio	56,804	56,804	56,804	56,804	56,804
New Mexico	48,876	48,876	48,876	48,876	48,876
Arizona	41,212	41,212	41,212	41,212	41,212
Remaining states	336,306	336,607	336,736	323,949	321,064

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

	Year to Date		Quarter Ended
	9/30/11		9/30/11		6/30/11		3/31/11		12/31/10		9/30/10

Debt to book capitalization ratio	21.9%		21.9	%(1)	20.8	%(1)	10.1	%(6)	16.7	%(1)	10.5%
Debt & Preferred Stock to book capitalization ratio	28.3%		28.3	%(1)	27.3	%(1)	17.5	%(7)	39.8	%(1)	35.3%

Debt to market capitalization ratio	14.0%		14.0	%(2)	12.2	%(1)	5.6	%(6)	9.5	%(9)	6.3%
Debt & Preferred Stock to market capitalization ratio	18.1%		18.1	%(2)	16.0	%(1)	9.6	%(7)	23.0	%(9)	21.4%

Interest coverage ratio(12)	12.6	x	10.7	x(3)	12.2	x(4)	16.1	x(8)	17.5	x(10)	19.4	x
Fixed charge coverage ratio(12)	6.1	x	7.3	x(3)	8.0	x(5)	4.3	x	4.8	x(11)	3.8	x

(1)         Increase primarily due to the increase in bank borrowing.

(2)         Increase primarily due to the increase in bank borrowing and by the decrease in market capitalization.

(3)         Decrease primarily due to the increase in interest expense related to the $50.0 million of 4.80% senior unsecured term notes sold during the quarter.

(4)         Decrease primarily due to the increase in interest expense due to increased bank borrowing, increase in debt issue costs related to the new $210.0 million Unsecured Credit Agreement and the non-cash interest related to the contingent earn-out liabilities.

(5)         Increase due to the decrease in preferred dividends resulting from the redemption of all our Series F preferred stock, partially offset by the increase in interest expense, as discussed in explanation (4) above.

(6)         Decrease primarily due to the payoff of the outstanding bank borrowing.

(7)         Decrease primarily due to the payoff of the outstanding bank borrowing and the redemption of all of our Series F preferred stock.

(8)         Decrease due to the increase in interest expense related to higher average outstanding bank borrowing.

(9)         Increase primarily due to the increase in bank borrowing partially offset by the increase in market capitalization.

(10)   Decrease primarily due to the increase in interest expense related to increased bank borrowing, the $25.0 million 5.26% senior unsecured term notes and the $25.0 million 5.74% senior unsecured term notes partially offset by the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution related to Sunwest.

(11)   Increase primarily due to the decrease in preferred dividends resulting from our redemption of all of our Series E and 40% of our Series F preferred stock outstanding and the increase in income generated from acquisitions in 2010 and the one-time bankruptcy settlement distribution related to Sunwest.

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

	Year to Date		Quarter Ended
	9/30/11		9/30/11		6/30/11		3/31/11		12/31/10		9/30/10
Net income	$36,839		$12,423		$12,262		$12,154		$12,291		$11,562
Less: Gain on sale	—		—		—		—		(310)		—
Add: Interest expense	4,441		1,794		1,543		1,104		981		852
Add: Depreciation and amortization — continuing & discontinued operations	14,482		4,974		4,987		4,521		4,162		4,073
Total EBITDA	$55,762		$19,191		$18,792		$17,779		$17,124		$16,487
Interest expense	$4,441		$1,794		$1,543		$1,104		$981		$852
Interest coverage ratio	12.6	x	10.7	x	12.2	x	16.1	x	17.5	x	19.4	x
Interest expense	$4,441		$1,794		$1,543		$1,104		$981		$852
Preferred stock dividends (excludes preferred stock redemption charge)	4,694		818		818		3,058		2,586		3,506
Total fixed charges	$9,135		$2,612		$2,361		$4,162		$3,567		$4,358

Fixed charge coverage ratio	6.1	x	7.3	x	8.0	x	4.3	x	4.8	x	3.8	x

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

Operating Results

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues for the three months ended September 30, 2011 increased to $21.4 million from $18.4 million for the same period in 2010 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended September 30, 2011 increased $3.4 million from the same period in 2010 primarily due to increases resulting from acquisitions in 2011 and 2010.

Interest income from mortgage loans for the three months ended September 30, 2011 decreased $0.3 million from the same period in 2010 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income were comparable for each of the three month periods ended September 30, 2011 and 2010.

Interest expense for the three months ended September 30, 2011 was $0.9 million higher than the same period in 2010 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes in July 2011 and July 2010, higher average amounts outstanding under our unsecured line of credit and the non-cash interest related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.

Depreciation and amortization expense for the three months ended September 30, 2011 increased $1.0 million from the same period in 2010 primarily due to acquisitions in 2011 and 2010 and capital improvement investments.

The provision for doubtful accounts for the three months ended September 30, 2011 was comparable to the same period in 2010.

Acquisition costs for the three months ended September 30, 2011 were comparable to the same period in 2010.

Operating and other expenses for the three months ended September 30, 2011 increased $0.3 million from the same period in 2010 primarily due to additional expenses related to new employees and timing of expenditures.

For the three months ended September 30, 2011 and 2010, net loss from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest Management, Inc. (or Sunwest) in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the three months ended September 30, 2011 increased $5.9 million from the same period in 2010 primarily due to the write off of the original issue costs related to the redemption of all of our Series E preferred stock and 40% of our then Series F preferred stock in 2010 and by the changes previously described above.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenues for the nine months ended September 30, 2011 increased to $62.9 million from $53.9 million for the same period in 2010 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the nine months ended September 30, 2011 increased $9.8 million from the same period in 2010 primarily due to increases resulting from acquisitions in 2011 and 2010.

Interest income from mortgage loans for the nine months ended September 30, 2011 decreased $0.8 million from the same period in 2010 primarily due to payoffs, normal amortization of existing mortgage loans and the 2010 deed in lieu of foreclosure of a mortgage loan secured by a school property located in Minnesota.

Interest and other income were comparable for each of the nine month periods ended September 30, 2011 and 2010.

Interest expense for the nine months ended September 30, 2011 was $2.8 million higher than the same period in 2010 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes in July 2011 and July 2010, higher average amounts outstanding under our unsecured line of credit and the non-cash interest related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.

Depreciation and amortization expense for the nine months ended September 30, 2011 increased $2.8 million from the same period in 2010 primarily due to acquisitions in 2011 and 2010 and capital improvement investments.

The provisions for doubtful accounts for the nine months ended September 30, 2011 decreased $1.0 million from the same period in 2010 primarily due to a provision for doubtful accounts charge in first quarter of 2010 related to a mortgage loan secured by a school property located in Minnesota and our discontinued reserve of straight-line rental income due to a lessee’s improved credit quality and a property classified as held-for-sale, as discussed below.

Acquisition costs for the nine months ended September 30, 2011 increased $0.1 million from the same period in 2010 primarily due to the timing of acquisitions and related expenditures.

Operating and other expenses for the nine months ended September 30, 2011 increased $1.2 million from the same period in 2010 primarily due to higher expense related to vesting of restricted stock, increased salaries and benefits related to new employees, higher consulting and marketing expenses and timing of certain expenditures.

For the nine months ended September 30, 2011 and 2010, net loss from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the nine months ended September 30, 2011 increased $8.2 million from the same period in 2010 primarily due to the redemption of all of our Series E and Series F preferred stock and the changes previously described above.

Liquidity and Capital Resources

Operating Activities.  At September 30, 2011, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $690.5 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $55.0 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 89 skilled nursing properties, 102 assisted living properties, 14 other senior housing properties and two schools.  These properties are located in 30 states.  Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  For the nine months ended September 30, 2011, we had net cash provided by operating activities of $51.9 million.

For the nine months ended September 30, 2011 we recorded $2.8 million in straight-line rental income and a reserve of $34,000 on our straight-line rent receivable.  For leases in place at September 30, 2011,  assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio except the two skilled nursing properties and the vacant parcel of land acquired subsequent to September 30, 2011, we currently expect that straight-line rental income will decrease from $3.7 million for projected annual 2011 to $2.4 million for projected annual 2012 and, conversely, our cash rental income is projected to increase from $74.6 million for projected annual 2011 to $81.3 million for projected annual 2012.  During the nine months ended September 30, 2011 we received $54.9 million of cash rental revenue and recorded $0.5 million of amortized lease inducement cost.

Investing and Financing Activities.  For the nine months ended September 30, 2011, we used $63.6 million of cash for investing activities.  During the nine months ended September 30, 2011, we received $2.4 million in regularly scheduled principal payments and we received $2.6 million plus accrued interest related to the payoff of three mortgage loans secured by one assisted living property and five skilled nursing properties.

During the nine months ended September 30, 2011, we purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10.0 million.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third party operator at an incremental GAAP yield of 10.5%. We also acquired two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11.5 million.

Also during the nine months ended September 30, 2011, we purchased four skilled nursing properties with 524-beds in Texas for $50.8 million which was comprised of $41.0 million in cash at closing with the remainder in the form of contingent earn-out payments.  The earn-out payment arrangements require us to pay two earn-out payments totaling up to $11.0 million upon the properties achieving a sustainable stipulated rent coverage ratio. During the nine months ended September 30, 2011, we paid $4.0 million related to the first contingent earn-out payment.

Subsequent to September 30, 2011, we acquired a 196-bed skilled nursing property in Texas for a purchase price of $15.5 million.  Additionally, we purchased a vacant parcel of land in Texas for a purchase price of $0.8 million and entered into a commitment, in an amount not to exceed $8.3 million, to fund the construction of a skilled nursing property with 120 beds. This new property will replace a 90-bed skilled nursing property in our existing portfolio.  Upon completion of the construction, we intend to sell the existing 90-bed skilled nursing property and the lessee intends to relocate the residents to the newly constructed property.  These properties are leased to an operator within our existing portfolio pursuant to a 10-year master lease agreement at a GAAP yield of 11.0%.  The master lease contains annual escalations of 2.5% and has two 5-year renewal options.

Also subsequent to September 30, 2011, we purchased a 156-bed skilled nursing property located in California for $17.5 million and entered into a 12-year lease with an unrelated third party operator.  The lease has a GAAP yield of 10.3%, contains annual escalations of 2.0% and has two 10-year renewal options.

During the nine months ended September 30, 2011, we invested $2.4 million at an average yield of 9.9%, under agreements to expand and renovate nine existing properties operated by five different operators.  We also invested $35,000 in capital improvements to two existing properties under two lease agreements whose rental rates already reflected this investment.

During the nine months ended September 30, 2011, we received $0.5 million in principal payments on notes receivable. At September 30, 2011, we had five such loans outstanding with a carrying value of $0.8 million at a weighted average interest rate of 11.1%.

For the nine months ended September 30, 2011, we had $10.0 million of cash provided by financing activities.  During the nine months ended September 30, 2011, we paid $0.5 million in scheduled principal payments on bonds payable.  During the nine months ended September 30, 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million.   The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios.  Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

During the nine months ended September 30, 2011, we borrowed $138.0 million and repaid $147.3 million under our old and new Unsecured Credit Agreement.  At September 30, 2011, we had $28.4 million outstanding under the new Unsecured Credit Agreement with $181.6 million available for borrowing. At September 30, 2011, we were in compliance with all our covenants. Subsequent to September 30, 2011, we borrowed $29.6 million under our new Unsecured Credit Agreement. Accordingly, we had $58.0 million outstanding under our new Unsecured Credit Agreement with $152.0 million available for borrowing.

During the nine months ended September 30, 2011, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively “Prudential”) $50.0 million aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity on July 20, 2021. The proceeds were used to pay down amounts outstanding under our Unsecured Credit Agreement.  Subsequent to September 30, 2011, we entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed-rate term notes during a three-year issuance period. Financial covenants contained in the Amended and Restated Note Purchase and Private Shelf agreement are substantially the same as the financial covenants contained in our Unsecured Credit Agreement.

During the nine months ended September 30, 2011, we granted 6,000 shares of restricted common stock at $28.70 per share.  These shares vest ratably over a three-year period from the grant date.  Additionally, during the nine months ended September 30, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $5.1 million, in an underwritten public offering.  The net proceeds of $103.6 million were used to redeem all of our Series F preferred stock outstanding, as discussed below, and the remaining net proceeds were used to partially pay down amounts outstanding under our Unsecured Credit Agreement.

During the nine months ended September 30, 2011, we redeemed 3,536,530 shares of our Series F preferred stock, representing all of the outstanding shares.  The Series F preferred stock had a liquidation value of $25.00 per share. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $3.6 million of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

We paid cash dividends on our Series C and Series F preferred stock totaling $2.5 million and $4.0 million, respectively.  Additionally, we declared and paid cash dividends on our common stock totaling $36.5 million.  On October 3, 2011, we declared a monthly cash dividend of $0.14 per common share per month for the months of October, November and December, 2011, payable on October 31, November 30 and December 30, 2011, respectively, to stockholders of record on October 21, November 22 and December 22, 2011, respectively.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the nine months ended September 30, 2011, we did not sell shares of common stock under our equity distribution agreement. At September 30, 2011, we had $64.6 million available under this equity distribution agreement.

Available Shelf Registration. During 2010, we filed a Form S-3 “shelf” registration statement which became effective June 16, 2010, to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At September 30, 2011, we had availability of $167.6 million under our effective shelf registration.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2011, only $3.2 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At September 30, 2011, we had $5.2 million of cash on hand and $181.6 million available under our Unsecured Credit Agreement which matures April 18, 2015.  Subsequent to September 30, 2011, we borrowed $29.6 million under our Unsecured Credit Agreement. Accordingly, we had $58.0 million outstanding under our Unsecured Credit Agreement with $152.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  Subsequent to September 30, 2011, we entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed-rate term notes during a three-year issuance period.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment and our new Unsecured Credit Agreement borrowing capacity are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2011 and 2012.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2011.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated October 19, 2011(incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated October 19, 2011)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 2, 2011	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)