Form 10-K
period 2011-12-31
LTC PROPERTIES INC
filed 2012-02-27
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $823,215,000 as of June 30, 2011 (the last business day of the Registrant's most recently completed second fiscal quarter). For purposes of this calculation, shares of common stock held by officers and directors of the registrant and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of common stock outstanding as of February 17, 2012 was 30,401,774.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

 PART I

Item 1.    BUSINESS

General

        LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in senior housing and long term care properties through property lease transactions, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators. Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

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

        One property in our real estate investment portfolio is a charter school. Charter schools provide an alternative to the traditional public school. Charter schools are generally autonomous entities authorized by the state or locality to conduct operations independent from the surrounding public school district. Laws vary by state, but generally charters are granted by state boards of education either directly or in conjunction with local school districts or public universities. Operators are granted charters to establish and operate schools based on the goals and objectives set forth in the charter. Upon receipt of a charter, schools receive an annuity from the state for each student enrolled. Another property in our real estate investment portfolio is a school that provides therapeutic support and intensive home, school and center-based behavioral therapy for children, youth and families affected by Autism Spectrum Disorders. The operator receives revenues largely from insurance companies, government sponsored programs and private pay.

        We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

Portfolio

        Our real estate investment in senior housing and long term care healthcare properties is managed and conducted as a single operating segment for internal reporting and for internal decision-making purposes. The following table summarizes our real estate investment portfolio as of December 31, 2011 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2011				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income(1)	Interest Income(2)	Percentage of Revenues(3)	Number of Properties(4)	SNF Beds(5)	ALF Units(5)	ILF Units(5)
Assisted Living	$308,757	39.6%	$33,172	$2,596	42.6%	102	—	4,365	—
Skilled Nursing	389,458	50.0%	35,579	3,447	46.4%	89	10,347	—	—
Other Senior Housing(6)	67,732	8.7%	7,543	368	9.4%	14	913	330	423
Schools	12,192	1.6%	1,349	—	1.6%	2	—	—	—
Under Development(7)	894	0.1%	—	—	0.0%	—	—	—	—

Totals	$779,033	100.0%	$77,643	$6,411	100.0%	207	11,260	4,695	423

(1)
Includes rental income from properties classified as held-for-sale.

(2)
Includes interest income from mortgage loans.

(3)
Includes rental income and interest income from mortgage loans.

(4)
We have investments in 30 states leased or mortgaged to 41 different operators.

(5)
See Item 2. Properties for discussion of bed/unit count.

(6)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(7)
During 2011, we acquired a vacant parcel of land in Texas and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

        As of December 31, 2011 we had $599.9 million in carrying value of net real estate investment, consisting of $546.8 million or 91.1% invested in owned and leased properties and $53.1 million or 8.9% invested in mortgage loans secured by first mortgages.

        In addition to the information below, see Item 2. Properties for more information about our portfolio.

        Owned Properties.    The following table summarizes our investment in owned properties at December 31, 2011 (dollar amounts in thousands):

				Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds(2)	ALF Units(2)	ILF Units(2)	Investment per Bed/Unit
Assisted Living	$285,981	39.4%	88	—	3,941	—	$72.57
Skilled Nursing	361,326	49.9%	68	8,021	—	—	$45.05
Other Senior Housing(3)	64,638	8.9%	13	814	256	423	$43.29
Schools	12,192	1.7%	2	—	—	—	N/A
Under Development(4)	894	0.1%	—	—	—	—	N/A

Totals	$725,031	100.0%	171	8,835	4,197	423

(1)
We have investments in 25 states leased to 30 different operators.

(2)
See Item 2. Properties for discussion of bed/unit count.

(3)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(4)
During 2011, we acquired a vacant parcel of land in Texas and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

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

        The following operators accounted for more than 10% of our 2011 and 2010 rental income revenues:

	Percent of Rental Revenue
Lessee	2011	2010
Extendicare REIT and Assisted Living Concepts, Inc.	14.1%	16.9%
Brookdale Senior Living Communities, Inc.	13.6%	15.9%
Preferred Care, Inc.	12.6%	14.6%

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

        The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2011 (dollar amounts in thousands):

					Number of
							Average Investment per Bed/Unit
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds(2)	ALF Units(2)
Assisted Living	$22,776	42.2%	9	14	—	424	$53.72
Skilled Nursing	28,132	52.1%	20	21	2,326	—	$12.09
Other Senior Housing(3)	3,094	5.7%	1	1	99	74	$17.88

Totals	$54,002	100.0%	30	36	2,425	498

(1)
We have investments in 12 states that include mortgages to 14 different operators.

(2)
See Item 2. Properties for discussion of bed/unit count.

(3)
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

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing senior housing and long term care properties. Over the past three years (2009 through 2011), we invested approximately $1.9 million in mortgage loans and we acquired skilled nursing properties, assisted living properties, independent living properties and combinations thereof, plus a parcel of vacant land for approximately $213.4 million. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2012.

        Our primary marketing and development focus is to increase the awareness of our presence at the state and local levels through participation in various healthcare associations and trade shows. We believe that this targeted marketing effort has increased deal flow and continues to provide opportunities for new investments in 2012. Since the competition from buyers in large transactions consisting of multiple property portfolios generally results in pricing that does not meet our investment criteria, our marketing efforts primarily focus on single property transactions or small multiple property portfolios that complement our historic investments and are priced with yields that are accretive to our stockholders.

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

        Borrowing Policies.    We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional senior housing and long term care properties or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short-term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. We may also arrange for long term borrowings through public or private offerings or from institutional investors.

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

        The properties owned by us and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of health care facilities are, in some states, subjected to state and regulatory approval through "certificate of need" laws and regulations.

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

        A significant portion of the revenue of our skilled nursing property borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. Over the years there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. The American Recovery and Reinvestment Act of 2009 temporarily increased federal Medicaid payments by approximately $87 billion to help support state Medicaid programs facing budget shortfalls. An additional $16.1 billion in temporary enhanced federal Medicaid assistance was included in the Education Jobs and Medicaid Assistance Act, which President Obama signed into law in August 2010. However, enhanced funding under this federal legislation expired in June 2011. Moreover, the Kaiser Commission on Medicaid and the Uninsured reported in October 2011 that nearly every state implemented at least one new Medicaid policy to control spending in fiscal years 2011 and 2012, with 39 states in fiscal year 2011 implementing provider rate cuts or freezes, and 46 states planning to do so in fiscal year 2012. Thirty states restricted nursing home rates in fiscal year 2011 (24 rate freezes and 6 cuts), while 17 states plan to freeze rates and 14 states plan to cut rates in fiscal year 2012. On the other hand, 21 states increased nursing home rates in fiscal year 2011 and 20 plan to do so in fiscal year 2012. In addition, many states have been making changes to their long term care delivery systems that emphasize home and community-based long term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, 32 states in FY 2011 and 33 states in FY 2012 expanded long term care services (primarily expanding home and community-based service), while 14 states in FY 2011 and 11 states in FY 2012 acted to restrict long term care services. The federal government also has adopted policies to promote community-based alternatives to institutional services. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid and/or Medicare payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

        The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 29, 2011, CMS issued its final rule updating Medicare skilled nursing facility rates for fiscal year 2012, which began on October 1, 2011. Under the final rule, average rates have been reduced by 11.1%, or $3.87 billion, compared to fiscal year 2011 levels. CMS has stated that the rate reduction is needed to recalibrate skilled nursing facility payment rates to correct what CMS characterizes as an "unintended spike" in payments in fiscal year 2011, when CMS implemented the Resource Utilization Groups, version four (or RUG-IV) patient classification system. Although CMS intended implementation of RUG-IV to be budget-neutral, CMS has taken the position that claims under the updated system show a significant increase in Medicare expenditures, in part because the proportion of patients grouped in the highest-paying RUG therapy categories greatly exceeded CMS expectations. CMS is applying a 12.6% recalibration reduction, which is partially offset by a 1.7% standard rate update (which represents a 2.7% market basket update reduced by a 1.0% percentage point "multifactor productivity adjustment" mandated by the Affordable Care Act). There can be no assurance that this rule or any future reductions in Medicare skilled nursing facility payment rates would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Health Care Reform and Other Legislative Developments

        Congress and the state legislatures regularly consider, and in some cases adopt, legislation impacting health care providers, including long term care providers. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities. Over the years, Congress adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2012. Other legislation enacted by Congress in recent years has reduced certain Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community based services.

        In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the "Affordable Care Act"). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called "productivity adjustment" based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

        On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation's debt ceiling while taking steps to reduce the federal deficit. Under this law, a bipartisan Joint Select Committee on Deficit Reduction was responsible for identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases. The Committee failed to achieve consensus on deficit reduction measures. As a result, because no legislation was adopted to achieve deficit reduction targets by the statutory deadline, absent additional legislation, an enforcement mechanism known as sequestration will trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. Medicare provider payments will also be subject to sequestration, although the reductions will be capped at 2%. There can be no assurances that federal spending reductions resulting from the Budget Control Act or other budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees and borrowers, which subsequently could materially adversely impact our company.

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

Employees

        At December 31, 2011, we employed 17 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

        Eighth, if we have taxable REIT subsidiaries and they are required to be reported on a consolidated basis, we would be subject to corporate tax on the taxable income of the taxable REIT subsidiaries. In addition, we will also be subject to a tax of 100% on the amount of any rents from real property, deductions or excess interest paid to us by any of our taxable REIT subsidiaries that would be reduced through reapportionment under certain federal income tax principles in order to more clearly reflect income for the taxable REIT subsidiary.

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

        Posted on our website www.LTCProperties.com under the "Corporate Governance" heading are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Policies, and a Code of Business Conduct, Ethics and Corporate

Governance governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (or NYSE), we will post on our website any amendment to the Code of Business Conduct, Ethics and Corporate Governance and any waiver applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website under the heading "SEC Filings" includes information concerning purchases and sales of our equity securities by our executive officers and directors.

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

        You also may contact our Investor Relations Department at:

LTC Properties, Inc.
2829 Townsgate Road, Suite 350
Westlake Village, California 91361
Attn: Investor Relations
(805) 981-8655

Item 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements" as discussed above under the heading "Cautionary Statement." These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management's Discussion and Analysis, and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

        A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock.    In January 2012, we declared a $0.145 per share monthly dividend for the first quarter of calendar 2012 which is a 3.6% increase from the previous $0.14 per share per month dividend. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds available for distribution. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. We believe that our $4.4 million cash balance at December 31, 2011, our low debt levels, $154.0 million available under our $210.0 million Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement, and our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration, will enable us to meet our obligations and continue to make investments.

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

        We Depend on Lease Income and Mortgage Payments from Real Property.    Approximately 99% of our revenue for the year ended December 31, 2011, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the property to others on favorable terms.

        We Rely on a Few Major Operators.    Extendicare REIT and Assisted Living Concepts, Inc. (or ALC), collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 8.6%, or $55.5 million, of our total assets at December 31, 2011. Brookdale Senior Living Communities, Inc., (or Brookdale Communities), a wholly owned subsidiary of Brookdale Senior Living, Inc., leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 8.6%, or $55.5 million, of our total assets at December 31, 2011. Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 30 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 3,861 skilled nursing beds and 49 assisted living units. This represents approximately 8.8% or $57.0 million of our total assets at December 31, 2011. Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our other lessees and borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

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

        In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the "Affordable Care Act"). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called "productivity adjustment" based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

        In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. In particular, absent new legislation, the federal Budget Control Act of 2011 will trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. Medicare provider payments will be subject to sequestration, although the reductions will be capped at 2%. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

        Federal and State Health Care Cost Containment Measures Including Reductions in Reimbursement From Third Party Payors Such as Medicare and Medicaid Could Adversely Affect Us and The Ability of Our Tenants to Make Payments to Us. The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and skilled nursing property lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

        The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Certain of these initiatives have had the result of limiting Medicare and Medicaid reimbursement for nursing facility services. In particular, the establishment of a Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers. While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, states are facing increasing budget pressures in light of the current economic conditions, prompting consideration and in some cases adoption of cuts in state Medicaid payments to providers. No assurances can be given that any additional Medicare or Medicaid legislation or regulatory policies adopted by the federal government or the states would not reduce Medicare or Medicaid reimbursement to nursing facilities or result in additional costs for operators of nursing facilities.

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

        We Could Incur More Debt.    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. We may incur additional debt by borrowing under our Unsecured Credit Agreement or the uncommitted private shelf agreement, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain, in the future, additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

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

        Provisions in Our Articles of Incorporation May Limit Ownership of Shares of Our Capital Stock.    In order for us to qualify as a REIT, no more than 50% in value of the outstanding shares of our stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To ensure qualification under this test, our Articles of Incorporation provide that, subject to exceptions, no person may beneficially own more than 9.8% of outstanding shares of any class or series of our stock, including our common stock. Our Board of Directors may exempt a person from the 9.8% ownership limit upon such conditions as the Board of Directors may direct. However, our Board of Directors may not grant an exemption from the 9.8% ownership limit if it would result in the termination of our status as a REIT. Shares of capital stock in excess of the 9.8% ownership limitation that lack an applicable exemption may lose rights to dividends and voting, and may be subject to redemption. As a result of the limitations on ownership set forth in our Articles of Incorporation, acquisition of any shares of capital stock that would result in our disqualification as a REIT may be limited or void. The 9.8% ownership limitation also may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our capital stock.

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

        We are Subject to Risks and Liabilities in Connection with Properties Owned Through Limited Liability Companies and Partnerships.    We have ownership interests in a limited liability partnership. We may make additional investments through these ventures in the future. Partnership or limited liability company investments may involve risks such as the following:

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

        Owned Properties.    The following table sets forth certain information regarding our owned properties as of December 31, 2011 (dollars amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Others(4)	No. of Schools	No. of Beds/Units	Encumbrances		Remaining Lease Term(1)	Gross Investment
Alabama	2	—	2	—	459	$—		49	$18,622
Arizona	5	2	—	—	1,029	—		75	41,212
California	2	2	—	—	499	—		79	48,719
Colorado	3	6	1	—	582	—		108	27,816
Florida	2	8	3	—	1,058	—		108	60,567
Georgia	2	—	1	—	300	—		38	6,600
Idaho	—	4	—	—	148	—		36	9,756
Indiana	—	3	—	—	140	—		64	9,856
Iowa	6	1	1	—	616	—		110	17,422
Kansas	3	4	—	—	398	—		113	20,844
Minnesota	—	—	—	1	—	—		8	2,922
Mississippi	—	1	—	—	62	—		106	9,400
Nebraska	—	4	—	—	156	—		36	9,332
New Jersey	—	1	—	1	39	—		51	12,195
New Mexico	7	—	—	—	860	—		81	48,876
N. Carolina	—	5	—	—	210	—		108	13,096
Ohio	6	11	—	—	737	—		51	56,804
Oklahoma	—	6	—	—	221	—		108	12,315
Oregon	1	3	—	—	218	—		41	11,927
Pennsylvania	—	3	—	—	199	—		105	18,040
S. Carolina	—	3	2	—	339	—		109	19,734
Tennessee	2	—	—	—	142	—		82	3,075
Texas	23	13	2	—	4,044	—		111	189,745
Virginia	3	—	1	—	568	—		123	29,052
Washington	1	8	—	—	431	3,200		38	27,104

TOTAL	68	88	13	2	13,455	$3,200	(2)	87	$725,031	(3)

(1)
Weighted average remaining months in lease term as of December 31, 2011.

(2)
Consists of $3,200 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2011 our gross investment in properties encumbered by these bonds was $11,280.

(3)
Of the total, $285,981 relates to investments in assisted living properties, $361,326 relates to investments in skilled nursing properties, $64,638 relates to investments in other senior housing properties, $12,192 relates to investments in two schools and $894 relates to a development project in Texas to construct a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

(4)
Other represents other senior housing properties consisting of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

        Mortgage Loans.    The following table sets forth certain information regarding our mortgage loans as of December 31, 2011 (dollars amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of Other(1)	No. of Beds/ Units	Interest Rate	Average Months to Maturity	Original Face Amount of Mortgage Loans	Current Carrying Amount of Mortgage Loans		Current Annual Debt Service(2)
California	1	—	1	297	11.25%-11.30%	24	$6,800	$3,317		$852
Florida	4	1	—	387	10.88%-14.63%	15	11,360	9,650		1,472
Iowa	—	1	—	44	11.44%	22	2,400	2,074		276
Missouri	2	—	—	190	10.51%-10.98%	75	3,000	3,838		646
Montana	—	1	—	34	14.23%	22	2,346	2,115		331
Nebraska	—	4	—	163	11.44%-11.67%	22	10,911	9,211		1,239
Oklahoma	—	—	—	—	—	—	1,300	385	(3)	—
S. Dakota	—	1	—	34	11.44%	22	2,346	2,028		269
Texas	11	6	—	1,471	9.95%-13.32%	41	26,865	18,015		3,206
Utah	1	—	—	84	10.30%	95	1,400	1,330		166
Washington	1	—	—	104	13.38%	58	1,700	847		236
Wisconsin	1	—	—	115	11.00%	62	2,200	1,192		272

TOTAL	21	14	1	2,923		37	$72,628	$54,002	(4)	$8,965

(1)
Other represents other senior housing properties consisting of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
Includes principal and interest payments.

(3)
Represents a mortgage loan secured by land which was fully reserved during 2010.

(4)
Of the total current principal balance, $28,132 relates to investments in skilled nursing properties, $22,776 relates to investments in assisted living properties and $3,094 relates to an investment in other senior housing properties. This balance is gross of a loan loss reserve of $921 and includes discounts and premiums related to loans acquired in prior years totaling $30.

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

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable

 PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the NYSE under the symbol "LTC". Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE for each of the periods indicated.

	2011		2010
	High	Low	High	Low
First Quarter	$29.48	$27.01	$28.10	$24.52
Second Quarter	$30.14	$26.51	$28.76	$23.13
Third Quarter	$28.85	$20.41	$26.06	$22.91
Fourth Quarter	$31.38	$23.75	$28.66	$25.37

Holders of Record

        As of December 31, 2011 we had approximately 321 stockholders of record of our common stock.

Dividend Information

        We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2011	2010	2011	2010
First Quarter	$0.42	$0.39	$0.42	$0.39
Second Quarter	$0.42	$0.39	$0.42	$0.39
Third Quarter	$0.42	$0.39	$0.42	$0.39
Fourth Quarter	$0.42	$0.41	$0.42	$0.41

	$1.68	$1.58	$1.68	$1.58

        We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See "Annual Distribution Requirements" beginning on page 17.)

Issuer Purchases of Equity Securities

        Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock on the open market. This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization. During the fourth quarter ended December 31, 2011, we did not repurchase any of our outstanding common stock or preferred securities.

        Since inception of our existing share repurchase program through December 31, 2011, we have repurchased on the open market (i) 893,979 shares of our common stock at an average cost of $21.01 per share, including fees and costs, for an aggregate purchase price including fees and costs paid of

$18.8 million and (ii) 745,784 shares of our Series F preferred stock at an average cost of $21.83 per share, including fees and costs, for an aggregate purchase price including fees and costs paid of $16.3 million. We continue to have authorization to purchase on the open market an additional 3,360,237 shares of our equity securities.

Stock Performance Graph

        The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 75% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. In 2011, our equity ownership of real estate assets was more than 75%.

        This graph compares the cumulative total stockholder return on our common stock from December 31, 2006 to December 31, 2011 with the cumulative stockholder total return of (1) the Standard & Poor's 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2006 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
LTC Properties, Inc.	100.00	97.62	84.24	119.54	133.23	155.58
NAREIT Equity	100.00	84.31	52.50	67.20	85.98	93.11
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

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

	2011		2010		2009		2008		2007
	(In thousands, except per share amounts)
Operating Information:
Total revenues	$85,160		$73,696		$68,794		$68,839		$74,304
Income from continuing operations	49,673		45,860		44,473		43,056		47,803
Income allocated to non-controlling interests	191		191		296		307		343
Income allocated to participating securities	342		230		139		159		219
Income allocated to preferred stockholders(5)	9,078		16,045		14,515		14,401		16,923
Net income allocable to common stockholders	39,832		29,587		29,410		28,417		30,613
Per share Information:
Net Income per Common Share from Continuing Operations Allocable to Common Stockholders:
Basic	$1.37		$1.20		$1.28		$1.23		$1.31

Diluted	$1.37		$1.20		$1.28		$1.23		$1.29

Net Income Per Common Share Allocable to Common Stockholders:
Basic	$1.36		$1.21		$1.27		$1.24		$1.32

Diluted	$1.36		$1.21		$1.27		$1.24		$1.31

Common Stock Distributions declared	$1.68		$1.58		$1.56		$1.56		$1.50

Common Stock Distributions paid	$1.68		$1.58		$1.56		$1.56		$1.50

Balance Sheet Information:
Total assets	$647,097		$561,264		$490,593		$506,053		$544,105
Total debt(1)	159,200	(4)	91,430	(4)	25,410	(3)	36,753	(2)	52,295

(1)
Includes bank borrowings, senior unsecured notes, mortgage loans payable and bonds payable.

(2)
Lower due to the pay off during 2008 of a mortgage loan in the amount of $14.2 million secured by four assisted living properties.

(3)
Lower due to the pay off during 2009 of three mortgage loans totaling $23.9 million secured by 11 assisted living properties partially offset by outstanding bank borrowings of $13.5 million.

(4)
Increase due to the sale of the senior unsecured term notes and additional bank borrowing to fund real estate acquisitions.

(5)
Income allocated to preferred stockholders includes the following (dollar amounts in thousands):

	2011	2010	2009	2008	2007
Preferred stock dividends	$5,512	$13,662	$15,141	$15,390	$16,923
Preferred stock redemption charge	3,566	2,383	—	—	—
Allocation of income from preferred stock buyback	—	—	(626)	(989)	—

Total income allocated to preferred stockholders	$9,078	$16,045	$14,515	$14,401	$16,923

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term care properties through mortgage loans, property lease transactions and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. In 2011, senior housing and long term care properties, which include skilled nursing properties, assisted living properties, independent living properties, and combinations thereof comprised approximately 98% of our investment portfolio. The following table summarizes our real estate investment portfolio as of December 31, 2011 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2011				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income(1)	Interest Income(2)	Percentage of Revenues(3)	Number of Properties(4)	SNF Beds(5)	ALF Units(5)	ILF Units(5)
Assisted Living	$308,757	39.6%	$33,172	$2,596	42.6%	102	—	4,365	—
Skilled Nursing	389,458	50.0%	35,579	3,447	46.4%	89	10,347	—	—
Other Senior Housing(6)	67,732	8.7%	7,543	368	9.4%	14	913	330	423
Schools	12,192	1.6%	1,349	—	1.6%	2	—	—	—
Under Development(7)	894	0.1%	—	—	0.00%	—	—	—	—

Totals	$779,033	100.0%	$77,643	$6,411	100.0%	207	11,260	4,695	423

(1)
Includes rental income from properties classified as held-for-sale.

(2)
Includes interest income from mortgage loans.

(3)
Includes rental income and interest income from mortgage loans.

(4)
We have investments in 30 states leased or mortgaged to 41 different operators.

(5)
See Item 2. Properties for discussion of bed/unit count.

(6)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(7)
During 2011, we acquired a vacant parcel of land in Texas and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

        As of December 31, 2011 we had $599.9 million in carrying value of net real estate investment, consisting of $546.8 million or 91.1% invested in owned and leased properties and $53.1 million or 8.9% invested in mortgage loans secured by first mortgages.

        For the year ended December 31, 2011, rental income and interest income from mortgage loans excluding discontinued operations represented 91.2% and 7.5%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. This lease structure initially generates lower revenues and net income but enables us to generate additional growth and minimize non-cash straight-line rent over time. For the years ended December 31, 2011, 2010 and 2009 we recorded $3.7 million, $3.8 million, and $4.2 million, respectively, in straight-line rental income. Also during 2011, 2010 and 2009 we recorded $46,000, $0.8 million and $0.8 million, respectively, of straight-line rent receivable reserve. Straight-line rental income for leases in place at December 31, 2011 are projected to decrease from $3.7 million in 2011 to $2.4 million in 2012 assuming no new leased investments with fixed annual rental escalations are added to our portfolio. Conversely, our cash rental income is projected to increase from $74.6 million in 2011 to $81.1 million in 2012 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. During the year ended December 31, 2011, we received $74.6 million of cash rental revenue and recorded $0.7 million of lease inducement costs. At December 31, 2011 and 2010, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the consolidated balance sheet was $23.8 million and $20.1 million, respectively.

        Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator and form of investment. We opportunistically consider investments in health care properties in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return. Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

  •
  With respect to skilled nursing properties, we attempt to invest in properties that do not have to rely on a high percentage of private-pay patients. We seek to invest primarily in properties that are located in communities with viable and sustainable economic and demographic trends whether located in primary, secondary or tertiary markets. We prefer to invest in a property that has significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

  •
  For assisted living and independent living investments we have attempted to diversify our portfolio both geographically and across product levels. Thus, we believe that although the majority of our investments are in affordably priced units, our portfolio also includes a significant number of upscale units in appropriate markets with certain operators.

        Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in mortgage loans and owned properties represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of lease or loan covenant compliance relating to real estate taxes and insurance.

        In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Prior to 2008 we might have financed up to 90 percent of the stabilized market value of a property. Due to recent market uncertainties we most likely will finance at a lower percentage. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-

defaulted and cross-collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

        Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally initially funded from cash on hand and temporary borrowings under our unsecured line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in capital markets environment may impact the availability of cost-effective capital. We believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments.

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

        At December 31, 2011, we had $4.4 million of cash on hand, $154.0 million available on our $210.0 million Unsecured Credit Agreement, and $100.0 million available under the uncommitted private shelf agreement. Also, our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

        Owned Properties.    The following table summarizes our acquisitions during 2011 (dollars amounts in thousands):

					Number of
Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	SNF Beds	ALF Units	ILF Units
Skilled Nursing(2)(3)(4)(5)	$93,841	$330	$94,171	7	1,016	—	—
Other Senior Housing(1)(6)	11,450	34	11,484	2	118	40	53
Land(2)	844	11	855	—	—	—	—

Totals	$106,135	$375	$106,510	9	1,134	40	53

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
We acquired a 196-bed skilled nursing property and a vacant parcel of land in Texas for a purchase price of $15,500 and $844, respectively. Simultaneous with the purchases, we entered into a commitment, in an amount not to exceed $8,250, to fund the construction of a 120-bed skilled nursing property on the acquired parcel of land which will replace a 90-bed skilled nursing property in our existing portfolio. Upon completion of the construction, the lessee intends to relocate the residents to the newly constructed property. These properties are leased to an operator within our existing portfolio pursuant to a 10-year master lease agreement at a GAAP yield of 11.0%. The master lease contains annual escalations of 2.5% and has two 5-year renewal options.

(3)
We purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10,000. Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.5%.

(4)
We purchased four skilled nursing properties with 524 beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments. The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During 2011, we paid $4,000 related to the first contingent earn-out payment. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.

(5)
We purchased a 156-bed skilled nursing property located in California for $17,500 and entered into a 12-year lease with an unrelated third party. The lease has a GAAP yield of 10.3%, contains annual escalations of 2.0% and has two 10-year renewal options.

(6)
We purchased two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11,450. The lease has a GAAP yield of 10.1%, contains annual escalations of 2.5% and has three 5-year renewal options.

        Bank Borrowings.    During 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million. The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios. Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

        Senior Unsecured Notes.    During 2011, we sold $50.0 million aggregate principal amount of 4.8% senior unsecured notes fully amortizing to maturity on July 20, 2021 to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively "Prudential"). We also entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed-rate term notes during a three-year issuance period.

        Common Stock.    During 2011, we sold 3,990,000 shares of common stock in an underwritten public offering at a price of $27.25 per share, before fees and costs of $5.1 million, for net proceeds of $103.6 million. The net proceeds were used to redeem all of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock), as discussed below, and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

        Preferred Stock.    We redeemed 3,536,530 shares of our Series F preferred stock, representing all of the outstanding shares. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date. Accordingly, we recognized the $3.6 million of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

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

        The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	12/31/11	9/30/11	6/30/11	3/31/11	12/31/10
Asset mix:
Real property	$725,031	$690,458	$679,806	$679,616	$615,666
Loans receivable	54,002	54,987	56,355	58,018	60,007
Investment asset mix:
Skilled nursing properties	$389,458	$357,271	$348,195	$349,700	$298,734
Assisted living properties	308,757	308,680	308,785	308,702	309,129
Other senior housing properties(1)	67,732	67,302	67,011	67,062	55,640
Schools	12,192	12,192	12,170	12,170	12,170
Under Development(2)	894	—	—	—	—
Operator asset mix:
Extendicare (ALC)	$88,034	$88,034	$88,034	$88,034	$88,034
Preferred Care, Inc.(3)	88,309	88,471	88,324	88,489	87,685
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	518,480	484,730	475,593	476,901	415,744
Geographic mix:
Texas	$207,760	$191,965	$182,317	$183,600	$134,366
Florida	70,217	70,282	70,345	70,406	70,466
Ohio	56,804	56,804	56,804	56,804	56,804
California	52,036	34,653	34,767	34,878	34,605
New Mexico	48,876	48,876	48,876	48,876	48,876
Remaining states	343,340	342,865	343,052	343,070	330,556

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
During 2011, we acquired a vacant parcel of land in Texas and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

(3)
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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	12/31/11		12/31/11		9/30/11		6/30/11		3/31/11		12/31/10
Debt to book capitalization ratio	25.4%		25.3%	(1)	21.9%	(1)	20.8%	(1)	10.1%	(6)	16.7%
Debt & Preferred Stock to book capitalization ratio	31.5%		31.5%	(1)	28.3%	(1)	27.3%	(1)	17.5%	(7)	39.8%
Debt to market capitalization ratio	14.0%		14.0%		14.0%	(2)	12.2%	(1)	5.6%	(6)	9.5%
Debt & Preferred Stock to market capitalization ratio	17.4%		17.4%	(3)	18.1%	(2)	16.0%	(1)	9.6%	(7)	23.0%
Interest coverage ratio(9)	11.7	x	9.9	x(4)	10.7	x(4)	12.2	x(4)	16.1	x(8)	17.5	x
Fixed charge coverage ratio(9)	6.3	x	7.0	x(4)	7.3	x(4)	8.0	x(5)	4.3	x	4.8	x

(1)
Increase primarily due to the increase in bank borrowing.

(2)
Increase primarily due to the increase in bank borrowing and by the decrease in market capitalization.

(3)
Decrease primarily due to the increase in market capitalization, partially offset by the increase in bank borrowing.

(4)
Decrease primarily due to the increase in interest expense due to increased bank borrowing and the $50.0 million of 4.80% senior unsecured term notes, the increase in debt issue costs related to the new $210.0 million Unsecured Credit Agreement and the non-cash interest related to the contingent earn-out liabilities.

(5)
Increase due to the decrease in preferred dividends resulting from the redemption of all of our Series F preferred stock, partially offset by the increase in interest expense, as discussed in explanation (4) above.

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

        Below are a reconciliation of net income to EBITDA and the calculation of the interest coverage and fixed charge coverage ratios disclosed above.

	Year to Date		Quarter Ended
	12/31/11		12/31/11		9/30/11		6/30/11		3/31/11		12/31/10
Net income	$49,443		$12,604		$12,423		$12,262		$12,154		$12,291
Less: Gain on sale	—		—		—		—		—		(310)
Add: Interest Expense	6,434		1,993		1,794		1,543		1,104		981
Add: Depreciation and amortization—continuing & discontinued operations	19,623		5,141		4,974		4,987		4,521		4,162

Total EBITDA	$75,500		$19,738		$19,191		$18,792		$17,779		$17,124

Interest expense	$6,434		$1,993		$1,794		$1,543		$1,104		$981
Interest coverage ratio	11.7	x	9.9	x	10.7	x	12.2	x	16.1	x	17.5	x
Interest expense	$6,434		$1,993		$1,794		$1,543		$1,104		$981
Preferred stock dividends (excludes preferred stock redemption charge)	5,512		818		818		818		3,058		2,586

Total fixed charges	$11,946		$2,811		$2,612		$2,361		$4,162		$3,567

Fixed charge coverage ratio	6.3	x	7.0	x	7.3	x	8.0	x	4.3	x	4.8	x

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

Operating Results

Year ended December 31, 2011 compared to year ended December 31, 2010

        Revenues for the year ended December 31, 2011 increased to $85.2 million from $73.7 million for the same period in 2010 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans and interest and other income, as discussed below. Rental income for the year ended December 31, 2011 increased $13.3 million from the same period in 2010 primarily due to increases resulting from acquisitions in 2011 and 2010.

        Interest income from mortgage loans for the year ended December 31, 2011 decreased $1.1 million from the same period in 2010 primarily due to payoffs, normal amortization of existing mortgage loans and the conversion of a mortgage loan to an owned property. During 2010, we acquired the school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. During 2011, we leased the school to a non-for-profit corporation that provides therapeutic support and intensive home, school and center-based behavioral therapy for children, youth and families affected by Autism Spectrum Disorders.

        Interest and other income for the year ended December 31, 2011 decreased $0.8 million from the same period in 2010 primarily due to a $0.8 million bankruptcy settlement distribution received in 2010 related to a former operator.

        Interest expense for the year ended December 31, 2011 was $3.8 million higher than the same period in 2010 primarily due to an increase in borrowings to fund acquisitions in 2011 and 2010, and the non-cash interest expense related to earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.

        Depreciation and amortization expense for the year ended December 31, 2011 increased $3.8 million from the same period in 2010 primarily due to acquisitions in 2011 and 2010.

        Provisions for doubtful accounts for the year ended December 31, 2011 decreased $1.4 million from the same period in 2010 primarily due to a provision for doubtful accounts charge in 2010 relating to two mortgage loans (one secured by a private school property located in Minnesota and one secured by land in Oklahoma).

        Acquisition costs for the year ended December 31, 2011 were comparable to the same period in 2010.

        Operating and other expenses for the year ended December 31, 2011 increased $1.5 million from the same period in 2010 primarily due to higher expense related to vesting of restricted stock granted in 2010, increased salaries and benefits reflective of increasing staffing levels, and higher consulting and marketing expenses.

        For the year ended December 31, 2011 and 2010, net income from discontinued operations included the financial results from properties sold and properties classified as held-for-sale and a gain on sale of properties sold. Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations."

        Net income allocable to common stockholders for the year ended December 31, 2011 increased $10.2 million from the same period in 2010 primarily due to the redemption of all of our Series E and Series F preferred stock and the changes previously described above.

Year ended December 31, 2010 compared to year ended December 31, 2009

        Revenues for the year ended December 31, 2010 increased to $73.7 million from $68.8 million for the same period in 2009 primarily due to increases in rental income and in interest and other income partially offset by decreases in interest income from mortgage loans, as discussed below. Rental income for the year ended December 31, 2010 increased $5.4 million from the same period in 2009 primarily from acquisitions.

        Interest income from mortgage loans for the year ended December 31, 2010 decreased $1.1 million from the same period in 2009 primarily due to payoffs, normal amortization of existing mortgage loans and the conversion of a mortgage loan to an owned property. During 2010, we acquired the school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. During 2011, we leased the school to a non-for-profit corporation that provides therapeutic support and intensive home, school and center-based behavioral therapy for children, youth and families affected by Autism Spectrum Disorders.

        Interest and other income for the year ended December 31, 2010 increased $0.5 million from the same period in 2009 primarily due to a $0.8 million bankruptcy settlement distribution related to a former operator partially offset by lower interest income resulting from payoffs and the normal amortization of our notes receivable.

        Interest expense for the year ended December 31, 2010 was $0.2 million higher than the same period in 2009 due to increase in bank borrowings outstanding during 2010 and the sale of $50.0 million aggregate principal of senior unsecured notes partially offset by a decrease in mortgage loans payable outstanding during the period resulting from the repayment of mortgage loans and the normal amortization of existing mortgage loans.

        Depreciation and amortization expense for the year ended December 31, 2010 increased $1.4 million from the same period in 2009 primarily due to acquisitions.

        Provisions for doubtful accounts for the year ended December 31, 2010 increased $1.2 million from the same period in 2009 primarily due to a provision for doubtful accounts charge related to two mortgage loans (one secured by a private school property located in Minnesota and one secured by land in Oklahoma).

        Acquisition costs for the year ended December 31, 2010 increased $0.2 million as compared to same period in 2009 due to higher transaction volume in 2010.

        Operating and other expenses for the year ended December 31, 2010 increased $0.5 million from the same period in 2009 primarily due to an increase in legal and other expenses related to the shelf registration and the Series E and Series F preferred stock redemption.

        For the year ended December 31, 2010 and 2009, net income from discontinued operations included the financial results from properties sold and properties classified as held-for-sale and a gain on sale of properties sold. During 2010, we sold a 195-bed skilled nursing property in Virginia and recognized a gain of $0.3 million. Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called "Discontinued Operations."

        Net income allocable to common stockholders for the year ended December 31, 2010 increased $0.2 million from the same period in 2009 primarily due to the changes previously described above and the redemption of all of our Series E and 40% of our Series F preferred stock in 2010 partially offset by the repurchase of our Series F preferred stock for less than liquidation value in 2009.

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

        Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

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

Liquidity and Capital Resources

Operating Activities:

        At December 31, 2011, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $725.0 million invested primarily in owned long term healthcare properties and mortgage loans of approximately $54.0 million (prior to deducting a $0.9 million reserve). Our portfolio consists of investments in 89 skilled nursing properties, 102 assisted living properties, 14 other senior housing properties, two schools and a parcel of land under development. These properties are located in 30 states. Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services. For the year ended December 31, 2011, we had net cash provided by operating activities of $70.8 million.

        For the year ended December 31, 2011 we recorded $3.7 million in straight-line rental income and $46,000 in straight-line rent receivable reserve. We currently expect that straight-line rental income for leases in place at December 31, 2011 will decrease from $3.7 million in 2011 to $2.4 million in 2012 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. Conversely, our cash rental income is projected to increase from $74.6 million in 2011 to $81.1 million in 2012 assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio. During the year ended December 31, 2011 we received $74.6 million of cash rental revenue and recorded $0.7 million of amortized lease inducement cost.

Investing Activities:

        For the year ended December 31, 2011, we used $97.4 million of cash for investing activities. The following table summarizes our acquisitions during 2011 (dollar amounts in thousands):

					Number of
Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	SNF Beds	ALF Units	ILF Units
Skilled Nursing(2)(3)(4)(5)	$93,841	$330	$94,171	7	1,016	—	—
Other Senior Housing(1)(6)	11,450	34	11,484	2	118	40	53
Land(2)	844	11	855	—	—	—	—

Totals	$106,135	$375	$106,510	9	1,134	40	53

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
We acquired a 196-bed skilled nursing property and a vacant parcel of land in Texas for a purchase price of $15,500 and $844, respectively. Simultaneous with the purchases, we entered into a commitment, in an amount not to exceed $8,250, to fund the construction of a 120-bed skilled nursing property on the acquired parcel of land which will replace a 90-bed skilled nursing property in our existing portfolio. Upon completion of the construction, the lessee intends to relocate the residents to the newly constructed property. These properties are leased to an operator within our existing portfolio pursuant to a 10-year master lease agreement at a GAAP yield of 11.0%. The master lease contains annual escalations of 2.5% and has two 5-year renewal options.

(3)
We purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10,000. Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.5%.

(4)
We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments. The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During 2011, we paid $4,000 related to the first contingent earn-out payment. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.

(5)
We purchased a 156-bed skilled nursing property located in California for $17,500 and entered into a 12-year lease with an unrelated third party. The lease has a GAAP yield of 10.3%, contains annual escalations of 2.0% and has two 10-year renewal options.

(6)
We purchased two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11,450. The lease has a GAAP yield of 10.1%, contains annual escalations of 2.5% and has three 5-year renewal options.

        Also, during 2011, we invested $3.1 million, at an average yield of 9.7%, under agreements to expand and renovate 11 existing properties operated by seven different operators and we invested $42,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        In January 2012, we entered into an agreement to sell a 140-bed skilled nursing property located in Texas for $1.2 million. This property is leased under a master lease and the economic terms of this master lease will not change as a result of this sale. This sale is scheduled to close on February 29, 2012 and will result in a $16,000 gain recognized in 2012.

        During 2011, we received $2.8 million plus accrued interest related to the payoff of four mortgage loans secured by one assisted living property and seven skilled nursing properties. Additionally, we received $3.1 million in regularly scheduled principal payments on mortgage loans.

        During the year ended December 31, 2011, we funded $0.2 million on an 8.5% construction and term loan in which we committed to provide up to $2.5 million for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the $2.5 million or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017. Additionally, we received $0.7 million in principal payments on various loans and lines of credit with certain operators. At December 31, 2011, we had six such notes receivable outstanding with a carrying value of $0.8 million at a weighted average interest rate of 10.0%.

Financing Activities:

        For the year ended December 31, 2011, we had net cash provided by financing activities of $24.1 million. During 2011, we paid $0.5 million in scheduled principal payments on bonds payable.

        During 2011, we entered into a new $210.0 million Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250.0 million. The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios. Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

        During the year ended December 31, 2011, we borrowed $167.6 million and repaid $149.3 million under our Unsecured Credit Agreement. At December 31, 2011, we had $56.0 million outstanding at an interest rate of LIBOR plus 1.50% and $154.0 million available for borrowing. During January 2012, we borrowed $4.0 million. After this borrowing, we had $60.0 million outstanding and $150.0 million available for borrowing. At December 31, 2011, we were in compliance with all our covenants.

        During the year ended December 31, 2011, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively "Prudential") $50.0 million aggregate principal amount of 4.8% senior unsecured term notes fully amortizing to maturity on July 20, 2021. Additionally, we entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed-rate term notes during a three-year issuance period. Financial covenants contained in the Amended and Restated Note Purchase and Private Shelf agreement are substantially the same as the financial covenants contained in our Unsecured Credit Agreement. At December 31, 2011, we were in compliance with all our covenants.

        During 2011, we redeemed 3,536,530 shares of our Series F preferred stock, representing all of the outstanding shares. The Series F preferred stock had a liquidation value of $25.00 per share. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date. Accordingly, we recognized the $3.6 million of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

        During 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $5.1 million, in an underwritten public offering. The net proceeds of $103.6 million were used to redeem all of our Series F preferred stock outstanding, as previously discussed, and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

        We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During the year ended December 31, 2011, we did not sell shares of common stock under our equity distribution agreement. At December 31, 2011 we had $64.6 million available under this agreement.

        Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities. During 2011, we did not purchase shares of our equity securities. We continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of our equity securities.

        We paid cash dividends on our Series C and Series F preferred stock totaling $3.3 million and $4.0 million, respectively. Additionally, we declared and paid cash dividends on our common stock totaling $49.3 million. In January 2012, we declared a monthly cash dividend of $0.145 per share on our common stock for the months of January, February and March 2012, which is a 3.6% increase from the previous $0.14 per share per month dividend. The monthly cash dividends are payable on January 31, February 29 and March 30, 2012, respectively, to stockholders of record on January 23, February 21 and March 22, 2012, respectively.

        During 2011, we granted 6,000 shares of restricted common stock at $28.70 per share. These shares vest ratably over a three-year period from the grant date. We did not grant stock options during 2011. Also, during 2011, a total of 5,000 stock options were exercised at a total option value of $0.1 million and a total market value on the date of exercise of $0.2 million. In January 2012, we granted 14,000 shares of restricted common stock at $31.77 per share. These shares vest ratably over a five-year period from the grant date. Additionally, we granted 30,000 shares of restricted common stock at $31.77 per share. These shares all vest on June 15, 2015. We also granted 12,200 shares of restricted common stock at $31.77 per share in January 2012. These shares all vest on January 10, 2016.

        We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. At December 31, 2011, we have reserved 112,588 shares of our common stock under this partnership agreement. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost. During 2011, none of our limited partners exercised their conversion rights. At December 31, 2011, the carrying value and market value of the partnership conversion rights was $2.0 million and $3.5 million, respectively.

        In January 2012, two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 22,000 partnership units in the limited partnership. Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash. We paid the limited partners

$2.8 million, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed. The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1.2 million. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Accordingly, the $1.2 million excess book value of the limited partners' interest in the partnership was reclassified to stockholders' equity. Subsequent to these conversions, we have reserved 23,294 shares of our common stock under this partnership agreement.

Available Shelf Registrations:

        During 2010, we filed a Form S-3 "shelf" registration statement which became effective June 16, 2010, to replace our prior shelf registration statement. Our current shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2011, we had availability of $167.6 million under our effective shelf registration.

Commitments:

        During 2011, we purchased four skilled nursing properties with 524-beds in Texas. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met. The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11.0 million upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The contingent earn-out payments were recorded at the date of acquisition in the amount of $9.8 million and were included on the consolidated balance sheet line item "earn-out liabilities." During 2011, we recorded non-cash interest expense of $0.5 million related to the earn-out liabilities which represent the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities. During 2011, we paid $4.0 million related to the first contingent earn-out payment. At December 31, 2011, the remaining contingent earn-out payments had a fair value of $6.3 million.

        The following table summarizes our capital improvement commitments as of December 31, 2011 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment at 12/31/11	Open Commitment at 12/31/11		Estimated Yield		Property Type		Properties	Major Operator
$100		8/1/12	$—	$100			(2)	SNF		1	N/A
730		8/31/13	674	56	(7)	9.00	%(3)	Other	(1)	2	N/A
8,250		10/11/13	50	8,200		9.00	%(4)	SNF	(8)	—	N/A
5,000	(6)	12/31/14	—	5,000			(5)	ALF		37	ALC

$14,080			$724	$13,356

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

(5)
9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

(6)
$5,000 per year for the life of the lease.

(7)
In January 2012, we funded this $56 commitment.

(8)
During 2011, we acquired a vacant parcel of land in Texas and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

        The following table summarizes our loan commitments as of December 31, 2011 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment at 12/31/11	Open Commitment at 12/31/11	Yield	Property Type(1)	Properties	Major Operator
$50		3/31/12	$20	$30	10.00%	Other	1	N/A
2,500	(2)	12/31/12	232	2,268	8.50%	Other	2	N/A

$2,550			$252	$2,298

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
Represents a construction and term loan for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the commitment or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017.

Contractual Obligations:

        We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2011, and excludes the effects of interest (in thousands):

	Total		2012	2013	2014	2015	2016	Thereafter
Bank borrowings	$56,000	(1)	$—	$—	$—	$56,000	$—	$—
Senior unsecured notes	100,000		—	—	4,167	29,166	16,667	50,000
Bonds payable	3,200		565	600	635	1,400	—	—

	$159,200		$565	$600	$4,802	$86,566	$16,667	$50,000

(1)
At December 31, 2011 we had $154,000 available for borrowing under our Unsecured Credit Agreement. During January 2012, we borrowed $4,000. After this borrowing, we had $60,000 outstanding and $150,000 available for borrowing.

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2011.

Liquidity:

        We have an Unsecured Credit Agreement in the amount of $210.0 million and it provides for the opportunity to increase the credit amount up to a total of $250.0 million. The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015. Based on our current maximum total indebtedness to total asset value ratio as calculated in the Unsecured Credit Agreement, our current pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

        At December 31, 2011, we had $4.4 million of cash on hand, $154.0 million available on our $210.0 million Unsecured Credit Agreement, and $100.0 million available under the uncommitted private shelf agreement. Also, our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to provide for payment of our current operating costs, debt obligations (both principal and interest) and capital commitments to our lessees and borrowers and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.

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

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2011.

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

        At December 31, 2011, the fair value of our mortgage loans receivable using a 6.0% discount rate was approximately $61.8 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $1.8 million while a 1% decrease in such rates would increase their estimated fair value by approximately $1.8 million. At December 31, 2011, the fair value of our senior unsecured notes using a 4.8% discount rate was approximately $101.2 million. A 1% increase in such rates would decrease the estimated fair value of our senior unsecured notes by approximately

$4.5 million while a 1% decrease in such rates would increase their estimated fair value by approximately $4.8 million. These discount rates were measured based upon management's estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2012

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
ASSETS
Real Estate Investments:
Land	$57,093	$43,031
Buildings and improvements	662,300	567,017
Accumulated depreciation and amortization	(177,583)	(158,204)

Net operating real estate property	541,810	451,844
Properties held-for-sale, net of accumulated depreciation and amortization: 2011—$613; 2010—$505	5,025	5,113

Net real estate property	546,835	456,957
Mortgage loans receivable, net of allowance for doubtful accounts: 2011—$921; 2010—$981	53,081	59,026

Real estate investments, net	599,916	515,983
Other Assets:
Cash and cash equivalents	4,408	6,903
Debt issue costs, net	2,301	743
Interest receivable	1,494	1,571
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2011—$680; 2010—$634	23,772	20,090
Prepaid expenses and other assets	7,852	8,162
Other assets related to properties held-for-sale, net of allowance for doubtful accounts: 2011—$839; 2010—$839	52	51
Notes receivable	817	1,283
Marketable securities(2)	6,485	6,478

Total assets	$647,097	$561,264

LIABILITIES
Bank borrowings	$56,000	$37,700
Senior unsecured notes	100,000	50,000
Bonds payable	3,200	3,730
Accrued interest	1,356	675
Earn-out liabilities	6,305	—
Accrued expenses and other liabilities	11,400	9,737
Accrued expenses and other liabilities related to properties held-for-sale	126	132
Distributions payable	—	1,768

Total liabilities	178,387	103,742
EQUITY
Stockholders' equity:
Preferred stock $0.01 par value: 15,000 shares authorized; shares issued
and outstanding: 2011—2,000; 2010—5,536	38,500	126,913
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2011—30,346; 2010—26,345	303	263
Capital in excess of par value	507,343	398,599
Cumulative net income	672,743	623,491
Other	199	264
Cumulative distributions	(752,340)	(693,970)

Total LTC Properties, Inc. stockholders' equity	466,748	455,560
Non-controlling interests	1,962	1,962

Total equity	468,710	457,522

Total liabilities and equity	$647,097	$561,264

(1)
On December 31, 2011 and 2010, we had $3,060 and $2,822, respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
At December 31, 2011 and 2010, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009
Revenues:
Rental income(1)	$77,643	$64,351	$58,908
Interest income from mortgage loans	6,411	7,482	8,558
Interest and other income(2)	1,106	1,863	1,328

Total revenues	85,160	73,696	68,794

Expenses:
Interest expense	6,434	2,653	2,418
Depreciation and amortization	19,515	15,717	14,320
Provisions for doubtful accounts	(13)	1,409	196
Acquisition costs	393	370	180
Operating and other expenses	9,158	7,687	7,207

Total expenses	35,487	27,836	24,321

Income from continuing operations	49,673	45,860	44,473
Discontinued operations:
Loss from discontinued operations	(230)	(117)	(113)
Gain on sale of assets, net	—	310	—

Net (loss) income from discontinued operations	(230)	193	(113)

Net income	49,443	46,053	44,360
Income allocated to non-controlling interests	(191)	(191)	(296)

Net income attributable to LTC Properties, Inc.	49,252	45,862	44,064

Income allocated to participating securities	(342)	(230)	(139)
Income allocated to preferred stockholders	(9,078)	(16,045)	(14,515)

Net income available to common stockholders	$39,832	$29,587	$29,410

Net income	$49,443	$46,053	$44,360
Reclassification adjustment	(65)	(126)	(345)

Comprehensive income	49,378	45,927	44,015
Comprehensive income allocated to non-controlling interests	(191)	(191)	(296)

Comprehensive income attributed to LTC Properties, Inc.	$49,187	$45,736	$43,719

Basic earnings per common share (See Note 14):
Continuing operations	$1.37	$1.20	$1.28
Discontinued operations	$(0.01)	$0.01	$(0.00)

Net income available to common stockholders	$1.36	$1.21	$1.27

Diluted earnings per common share (See Note 14):
Continuing operations	$1.37	$1.20	$1.28
Discontinued operations	$(0.01)	$0.01	$(0.00)

Net income available to common stockholders	$1.36	$1.21	$1.27

Weighted average shares used to calculate earnings per common share:
Basic	29,194	24,495	23,099
Diluted	29,222	24,568	23,182

(1)
During 2011, 2010 and 2009, we received $4,264, $4,160, and $4,058, respectively, in rental income and recorded $238, $342 and $443, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

(2)
During 2011, 2010 and 2009 we recognized $721, $720, and $720, respectively, of interest income from an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Other	Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance—December 31, 2008	8,042	23,136	$189,560	$231	$321,979	$533,565	$735	$(588,192)	$457,878	$3,134	$461,012
Conversion of 8.5% Series E Preferred Stock	(1)	2	(22)	—	22	—	—	—	—	—	—
Reclassification adjustment	—	—	—	—	—	—	(345)	—	(345)	—	(345)
Stock option exercises	—	35	—	—	770	—	—	—	770	—	770
Repurchase of stock	(109)	(1)	(2,737)	—	95	—	—	626	(2,016)	—	(2,016)
Issue common stock	—	30	—	—	766	—	—	—	766	—	766
Issue restricted stock	—	43	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	44,064	—	—	44,064	296	44,360
Vested stock options	—	—	—	—	147	—	—	—	147	—	147
Vested restricted stock	—	—	—	—	1,242	—	—	—	1,242	—	1,242
Non-controlling interests conversion	—	67	—	1	1,143	—	—	—	1,144	(1,144)	—
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(305)	(305)
Preferred stock dividends	—	—	—	—	—	—	—	(15,141)	(15,141)	—	(15,141)
Common stock cash distributions ($1.56 per share)	—	—	—	—	—	—	—	(36,177)	(36,177)	—	(36,177)

Balance—December 31, 2009	7,932	23,312	186,801	233	326,163	577,629	390	(638,884)	452,332	1,981	454,313

Conversion of 8.5% Series E Preferred Stock	(33)	66	(823)	1	822	—	—	—	—	—	—
8.5% Series E Preferred Stock full redemption	(5)	—	(123)	—	6	—	—	(6)	(123)	—	(123)
8.0% Series F Preferred Stock partial redemption	(2,358)	—	(58,942)	—	2,377	—	—	(2,377)	(58,942)	—	(58,942)
Reclassification adjustment	—	—	—	—	—	—	(126)	—	(126)		(126)
Stock option exercises	—	12	—	—	182	—	—	—	182	—	182
Issue common stock	—	2,746	—	27	67,766	—	—	—	67,793	—	67,793
Issue restricted stock	—	209	—	2	(2)	—	—	—	—	—	—
Net income	—	—	—	—	—	45,862	—	—	45,862	191	46,053
Vested stock options	—	—	—	—	75	—	—	—	75	—	75
Vested restricted stock	—	—	—	—	1,210	—	—	—	1,210	—	1,210
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(210)	(210)
Preferred stock dividends	—	—	—	—	—	—	—	(13,662)	(13,662)	—	(13,662)
Common stock cash distributions ($1.58 per share)	—	—	—	—	—	—	—	(39,041)	(39,041)	—	(39,041)

Balance—December 31, 2010	5,536	26,345	126,913	263	398,599	623,491	264	(693,970)	455,560	1,962	457,522

8.0% Series F Preferred Stock full redemption	(3,536)	—	(88,413)	—	3,566	—	—	(3,566)	(88,413)	—	(88,413)
Reclassification adjustment	—	—	—	—	—	—	(65)	—	(65)	—	(65)
Stock option exercises	—	5	—	—	120	—	—	—	120	—	120
Issue common stock	—	3,990	—	40	103,591	—	—	—	103,631	—	103,631
Issue restricted stock	—	6	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	49,252	—	—	49,252	191	49,443
Vested stock options	—	—	—	—	17	—	—	—	17	—	17
Vested restricted stock	—	—	—	—	1,450	—	—	—	1,450	—	1,450
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(191)	(191)
Preferred stock dividends	—	—	—	—	—	—	—	(5,512)	(5,512)	—	(5,512)
Common stock cash distributions ($1.68 per share)	—	—	—	—	—	—	—	(49,292)	(49,292)	—	(49,292)

Balance—December 31, 2011	2,000	30,346	$38,500	$303	$507,343	$672,743	$199	$(752,340)	$466,748	$1,962	$468,710

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$49,443	$46,053	$44,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	19,623	16,109	14,822
Stock-based compensation expense	1,467	1,285	1,389
Gain on sale of assets, net	—	(310)	—
Straight-line rental income—continuing and discontinued operations(1)	(3,728)	(3,822)	(4,241)
Provisions for doubtful accounts—continuing and discontinued operations	(13)	2,010	775
Non-cash interest related to earn-out liabilities	464	—	—
Other non-cash items, net	1,675	1,231	851
Decrease in interest receivable	56	95	91
Increase in prepaid, other assets and allowance	(490)	(310)	(285)
Increase (decrease) in accrued interest payable	681	573	(149)
Increase in accrued expenses and other liabilities	1,657	2,411	2,727

Net cash provided by operating activities	70,835	65,325	60,340
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(103,855)	(100,424)	(16,984)
Proceeds from sale of real estate investments, net	—	4,864	—
Investment in real estate mortgages	—	(1,694)	(221)
Principal payments received on mortgage loans receivable	5,967	8,403	7,843
Advances under notes receivable	(232)	(100)	(375)
Principal payments received on notes receivable	731	1,573	671

Net cash used in investing activities	(97,389)	(87,378)	(9,066)
FINANCING ACTIVITIES:
Bank borrowings	167,600	83,700	19,000
Repayment of bank borrowings	(149,300)	(59,500)	(5,500)
Proceeds from issuance of senior unsecured notes	50,000	50,000	—
Principal payments on mortgage loan payable and bonds payable	(530)	(8,180)	(24,843)
Proceeds from common stock offering	103,631	67,793	766
Repurchase of common stock	—	—	(16)
Repurchase of preferred stock	—	—	(2,000)
Redemption of preferred stock	(88,413)	(59,065)	—
Distributions paid to stockholders	(56,572)	(53,902)	(51,373)
Distributions paid to non-controlling interests	(191)	(210)	(305)
Debt issue costs	(2,286)	(718)	(35)
Stock option exercises	120	182	770

Net cash provided by (used in) financing activities	24,059	20,100	(63,536)

Decrease in cash and cash equivalents	(2,495)	(1,953)	(12,262)
Cash and cash equivalents, beginning of year	6,903	8,856	21,118

Cash and cash equivalents, end of year	$4,408	$6,903	$8,856

Supplemental disclosure of cash flow information:
Interest paid	$5,025	$1,628	$2,177
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

(1)
During 2011, 2010 and 2009, we recorded $238, $342, and $443, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

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

        The FASB addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The guidance requires that we consolidate a "variable interest entity" if we are determined to be the primary beneficiary of the equity. The guidance also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2011, we do not have investments in any entities that meet the definition of a "variable interest entity."

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of New Accounting Pronouncement.

        In May 2011, the FASB issued Accounting Standards Update (or ASU) No. 2011-04, Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU No. 2011-05 amends Topic 220 of the ASC and provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The provisions of ASU No. 2011-05 will be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

        Use of Estimates.    Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (or GAAP)requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash Equivalents.    Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased and are stated at cost which approximates market.

        Owned Properties.    Accounting for the acquisition of senior housing and long term care properties as a purchase transaction requires an allocation of purchase price to land, buildings, improvements, acquired lease intangibles and equipments are recorded at their respective fair values on the acquisition date. Further, the FASB accounting guidance requires the acquiring entity to measure any non-controlling interests at their fair values on the acquisition date. In determining fair value, we use current appraisals or other third party opinions of value. This guidance also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria.

        Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range from 3 to 5 years for computers, 7 to 10 years for equipments, 35 to 40 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles. Improvements made to the real estate properties subsequent to its acquisition are capitalized.

        Mortgage Loans Receivable.    Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        ASC No. 320, Investments—Debt and Equity Securities, requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (or OTTI) related to other factors such as an entity's ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

        Rental income from operating leases is generally recognized on a straight-line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

  (i)
  a specified annual increase over the prior year's rent, generally between 2.0% and 3.0%;

  (ii)
  a calculation based on the Consumer Price Index;

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assts. At December 31, 2011, the book basis of our net depreciable assets exceeds our tax basis by approximately $85,100,000 (unaudited), primarily due to additional depreciation taken for tax purposes.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Concentrations of Credit Risks.    Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage loans receivable, marketable debt securities and operating leases on owned properties. Our financial instruments, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management's periodic review of our portfolio. See Note 5. Major Operators for further discussion of concentrations of credit risk from our tenants.

        Discontinued Operations.    Properties classified as held-for-sale on the consolidated balance sheet includes only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Accordingly, we record reclassification adjustments to reflect properties sold subsequent to the respective consolidated balance sheet date as held-for-sale in the prior period consolidated balance sheet. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of income. In addition, all gains and losses from real estate sold are also included in discontinued operations. For comparative purposes, as required by the FASB accounting guidance, the prior year's operating results of sold and held-for-sale real estate assets have been reclassified to discontinued operations in the consolidated income statement for the prior years. See Note 6. Real Estate Investments, for a detail of the property classified as held for sale during 2011 and the related components of the net income from discontinued operations.

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

        Stock-Based Compensation.    The FASB requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the Internal Revenue Code of 1986, as amended, we are generally not subject to Federal income taxation. Therefore, this reporting requirement does not have an impact on our statement of cash flows.

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

3. Major Operators

        We have three operators from each of which we derive over 10% of our rental revenue and interest income from mortgage loans.

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

        The following table summarizes Extendicare REIT's, ALC's and Brookdale's financial information as of and for the nine months ended September 30, 2011 per the operators' public filings (in thousands, unaudited). Our other operator is privately owned and thus no public financial information is available:

	Extendicare REIT(1)	ALC	Brookdale
Current assets	$522,144	$20,427	$273,291
Non-current assets	1,443,363	445,435	4,165,150
Current liabilities	705,036	38,383	607,187
Non-current liabilities	1,195,498	125,206	2,781,868
Stockholders' equity	64,973	302,273	1,049,386
Gross revenue	1,571,223	175,589	1,785,947
Operating expenses	1,345,373	144,187	1,715,579
(Loss) income from continuing operations	(12,499)	17,050	(53,300)
Net (loss) income	(12,499)	17,050	(53,300)
Cash provided by operations	98,587	41,290	212,002
Cash used in investing activities	(47,044)	(7,961)	(122,210)
Cash used in financing activities	(62,573)	(44,094)	(132,424)

(1)
The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

*
The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies' available public filing and, therefore, we have not independently verified the accuracy of such information.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Extendicare REIT and ALC, collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 8.6% or $55,507,000, of our total assets at December 31, 2011 and 13.0% of rental revenue and interest income from mortgage loans recognized during the year ended December 31, 2011.

        Brookdale Communities, a wholly owned subsidiary of Brookdale, leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 8.6%, or $55,477,000, of our total assets at December 31, 2011 and 12.5% of rental revenue and interest income from mortgage loans recognized during the year ended December 31, 2011.

        Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 30 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 3,861 skilled nursing beds and 49 assisted living units. This represents approximately 8.8%, or $57,024,000, of our total assets at December 31, 2011 and 12.8% of rental revenue and interest income from mortgage loans recognized during the year ended December 31, 2011. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Non-cash investing and financing transactions:
Conversion of mortgage loans to owned properties	$—	$2,900	$—
Acquisition of real estate investments(1)	5,975	—	—
Conversion of preferred stock to common stock	—	823	22
Redemption of non-controlling interest	—	—	1,144
Restricted stock issued, net of cancellations	—	2	1

(1)
We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments. The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During 2011, we paid $4,000 related to the first contingent earn-out payment which has been included in Investment in real estate properties and capital improvements, net on our consolidated statement of cash flows. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Impairment Charge

        No impairment charges on our real estate investments held and used and on our mortgage loans receivable were recorded during 2011, 2010 or 2009. We have evaluated our marketable securities and concluded that our marketable securities were not other-than-temporary impaired. However in past years, the long term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charge may be needed in the future.

6. Real Estate Investments

        Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2011 (dollar amounts in thousands):

			(Unaudited)
					Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds	ALF Units	Investment per Bed/Unit
Assisted Living	$22,776	42.2%	9	14	—	424	$53.72
Skilled Nursing	28,132	52.1%	20	21	2,326	—	$12.09
Other Senior Housing(2)	3,094	5.7%	1	1	99	74	$17.88

Totals	$54,002	100.0%	30	36	2,425	498

(1)
We have investments in 12 states that include mortgages to 14 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

        At December 31, 2011, the mortgage loans had interest rates ranging from 9.95% to 14.63% and maturities ranging from 2012 to 2019. In addition, the loans contain certain guarantees, provide for certain facility fees and generally have 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2011 and 2010, the carrying values of the mortgage loans were $53,081,000 and $59,026,000, respectively. Scheduled principal payments on mortgage loans are $5,013,000; $17,673,000; $9,327,000; $4,477,000; $2,424,000; and $15,088,000 in 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

        During the year ended December 31, 2011, we received $3,136,000 in regularly scheduled principal payments and we received $2,831,000 plus accrued interest related to the payoff of four mortgage loans secured by one assisted living property and seven skilled nursing properties.

        During the year ended December 31, 2010, we received $3,904,000 plus accrued interest related to the payoff of five mortgage loans secured by five skilled nursing properties. We invested $72,000 in a mortgage loan for capital improvements and $1,622,000 in a mortgage loan secured by a skilled nursing property to finance an expansion of the property and extend the loan maturity for an additional five years. We received $4,499,000 in regularly scheduled principal payments

        Also, during the year ended December 31, 2010, we recorded a $1,235,000 provision for doubtful accounts charge for two mortgage loans (one secured by a private school property in Minnesota and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

one secured by land in Oklahoma). We acquired the school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. During 2011, we leased the school to a non-for-profit corporation providing therapeutic support and intensive home, school and center-based behavioral therapy for children, youth and families affected by Autism Spectrum Disorders.

        During the year ended December 31, 2009, we received $3,716,000 plus accrued interest related to the payoff of three mortgage loans secured by three skilled nursing properties. Additionally, we invested $221,000 under one mortgage loan for capital improvements. We received $4,127,000 in regularly scheduled principal payments.

        Owned Properties. The following table summarizes our investment in owned properties at December 31, 2011 (dollar amounts in thousands):

				Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds	ALF Units	ILF Units	Investment per Bed/Unit
Assisted Living	$285,981	39.4%	88	—	3,941	—	$72.57
Skilled Nursing	361,326	49.9%	68	8,021	—	—	$45.05
Other Senior Housing(2)	64,638	8.9%	13	814	256	423	$43.29
Schools	12,192	1.7%	2	—	—	—	N/A
Under Development(3)	894	0.1%	—	—	—	—	N/A

Totals	$725,031	100.0%	171	8,835	4,197	423

(1)
We have investments in 25 states leased to 30 different operators.

(2)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(3)
During 2011, we acquired a vacant parcel of land in Texas and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

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

  (iv)
  specific dollar increases.

        Contingent rent income for the years ended December 31, 2011, 2010 and 2009 was not significant in relation to contractual base rent income.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes our acquisitions during 2011 (dollar amounts in thousands):

				(Unaudited)
					Number of
Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	SNF Beds	ALF Units	ILF Units
Skilled Nursing(2)(3)(4)(5)	$93,841	$330	$94,171	7	1,016	—	—
Other Senior Housing(1)(6)	11,450	34	11,484	2	118	40	53
Land(2)	844	11	855	—	—	—	—

Totals	$106,135	$375	$106,510	9	1,134	40	53

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
We acquired a 196-bed skilled nursing property and a vacant parcel of land in Texas for a purchase price of $15,500 and $844, respectively. Simultaneous with the purchases, we entered into a commitment, in an amount not to exceed $8,250, to fund the construction of a 120-bed skilled nursing property on the acquired parcel of land which will replace a 90-bed skilled nursing property in our existing portfolio. Upon completion of the construction, the lessee intends to relocate the residents to the newly constructed property. These properties are leased to an operator within our existing portfolio pursuant to a 10-year master lease agreement at a GAAP yield of 11.0%. The master lease contains annual escalations of 2.5% and has two 5-year renewal options.

(3)
We purchased a 140-bed skilled nursing property located in Texas for an aggregate purchase price of $10,000. Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.5%.

(4)
We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments. The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During 2011, we paid $4,000 related to the first contingent earn-out payment. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.

(5)
We purchased a 156-bed skilled nursing property located in California for $17,500 and entered into a 12-year lease with an unrelated third party. The lease has a GAAP yield of 10.3%, contains annual escalations of 2.0% and has two 10-year renewal options.

(6)
We purchased two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11,450. The lease has a GAAP yield of 10.1%, contains annual escalations of 2.5% and has three 5-year renewal options.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following unaudited pro forma consolidated results of operations for the years ended December 31, 2011 and 2010 assume that the 2011 acquisitions of the above properties were completed as of January 1, 2010 as shown below (in thousands):

	For the year ended December 31,
	2011	2010
Revenues	$91,916	$86,257
Net Income	$53,636	$52,590

        Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred as of January 1, 2010, nor does it intend to be a projection of future results.

        Also, during the year ended December 31, 2011, we invested $3,144,000 at an average yield of 9.7% under agreements to expand and renovate 11 properties operated by seven different operators and we invested $42,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment. See Note 11. Commitments and Contingencies for further discussion about our commitment agreements.

        In January 2012, we entered into an agreement to sell a 140-bed skilled nursing property located in Texas for $1,248,000. This property is leased under a master lease and the economic terms of this master lease will not change as a result of this sale. This sale is scheduled to close on February 29, 2012 and will result in a $16,000 gain recognized in 2012.

        During the year ended December 31, 2010, we sold a 195-bed skilled nursing property located in Virginia to the lessee under a purchase option for $4,935,000. As a result, we received net cash proceeds of $4,864,000 and recognized a gain net of selling expenses of $310,000.

        The following table summarizes our acquisitions during 2010 (dollar amounts in thousands):

						(Unaudited)
							Number of
Type of Property	Purchase Price		Transaction Costs		Total Acquisition Costs	Number of Properties	SNF Beds	ALF Units	ILF Units
Assisted Living	$26,900		$210	(3)	$27,110	4	—	241	—
Skilled Nursing	54,011	(2)	140		54,151	5	668	—	—
Other Senior Housing(1)	13,339		—	(4)	13,339	1	137	46	47

Totals	$94,250		$350		$94,600	10	805	287	47

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
We purchased a 166-skilled nursing property in Texas and leased the property to a third party operator, who previously operated the property under a lease with the seller. We paid this operator $125 as a lease inducement which is amortized as a yield adjustment over the life of the lease.

(3)
We purchased four assisted living properties with a total of 241 units for $26,900 and incurred $210 in transaction costs. Included in the transaction costs is a $106 charge which represents half of the seller's prepayment penalty on its loan

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)
We purchased the other senior housing property along with a 90-bed skilled nursing property for $22,000 and incurred $7 in transaction costs. The transaction costs for this acquisition are included in the skilled nursing property transaction costs above. These properties were leased to a third party operator under a 12-year master lease with two 10-year renewal options and the annualized rental income is $2,420 (unaudited) which is included in the annualized rental income for skilled nursing properties above. We do not allocate rental income among properties in a master lease.

        Also, during the year ended December 31, 2010, we invested $4,593,000 at an average yield of 9.7% under agreements to expand and renovate 11 properties operated by seven different operators and we invested $1,231,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        During the year ended December 31, 2009, we acquired three assisted living properties with a total of 192 units for $13,000,000 and incurred $181,000 in transaction costs. We also invested $3,170,000 at an average yield of 10.6% under agreements to expand and renovate eight properties operated by six different operators and we invested $633,000 in capital improvements to existing properties under various lease agreements whose rental rates already reflected this investment.

        Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $19,487,000, $16,016,000, and $14,705,000 for the years ended December 31, 2011, 2010 and 2009.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent and extension options are: $81,021,000; $81,344,000; $81,774,000; $68,533,000; $68,106,000 and $343,828,000 for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter.

        Set forth in the table below are the components of the loss from discontinued operations (in thousands):

	For the year ended December 31,
	2011	2010	2009
Rental income	$—	$1,005	$1,097
Interest and other income	5	5	3

Total revenues	5	1,010	1,100
Depreciation and amortization	(108)	(392)	(502)
Provisions for doubtful accounts	—	(601)	(579)
Operating and other expenses	(127)	(134)	(132)

Total expenses	(235)	(1,127)	(1,213)

Loss from discontinued operations	$(230)	$(117)	$(113)

        Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm's audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

7. Notes Receivable

        Our notes receivable consists of various loans and line of credit agreements with certain operators. During 2011, we funded $232,000 on an 8.5% construction and term loan in which we committed to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provide up to $2,500,000 for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the $2,500,000 or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017. See Note 11. Commitments and Contingencies for further discussion.

        The following table summarizes the number of loans outstanding, the weighted average interest rate and the carrying value as of December 31, 2011, 2010, and 2009 and notes receivable principal payments received and advanced for the years 2011, 2010, and 2009 (dollar amounts in thousands):

	Number of Loans	Weighted Average Interest Rate	Carrying Value	Principal Payments Received	Principal Advanced
2011	6	10.0%	$817	$731	$(232)
2010	5	11.9%	1,283	1,573	(100)
2009	7	11.5%	2,689	671	(375)

8. Marketable Securities

        At December 31, 2011 and 2010, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc.'s (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. One of our board members is the chief executive officer of SHG. See Note 12. Transactions with Related Party for further discussion.

9. Debt Obligations

        Bank Borrowings.    During 2011, we entered into a new $210,000,000 Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250,000,000. The new Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at the same interest rates applicable to borrowings under our prior agreement, 150 basis points over LIBOR based on current leverage ratios. Financial covenants contained in the new Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

        During 2011 we borrowed $167,600,000 and repaid $149,300,000 under our Unsecured Credit Agreement. At December 31, 2011, we had $56,000,000 outstanding at an interest rate of LIBOR plus 1.50% and $154,000,000 available for borrowing. During January 2012, we borrowed $4,000,000. After this borrowing, we had $60,000,000 outstanding and $150,000,000 available for borrowing. At December 31, 2011 and 2010, we were in compliance with all covenants.

        Senior Unsecured Notes.    During 2011, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively "Prudential") $50,000,000 aggregate

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principal amount of 4.80% senior unsecured term notes fully amortizing to maturity on July 20, 2021. Additionally, we entered into an Amended and Restated Note Purchase and Private Shelf agreement with Prudential which provides for the possible issuance of up to an additional $100,000,000 of senior unsecured fixed-rate term notes during a three-year issuance period. Financial covenants contained in the Amended and Restated Note Purchase and Private Shelf agreement are substantially the same as the financial covenants contained in our Unsecured Credit Agreement. During 2010, we sold to Prudential $25,000,000 aggregate principal amount of 5.26% senior unsecured term notes due July 14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity on January 14, 2019.

        Mortgage Loans Payable.    At December 31, 2011 and 2010, we had no mortgage loans payable outstanding. During 2010, we paid off a $7,626,000 mortgage loan secured by an assisted living property located in California. The retired debt had an interest rate of 8.69%. Also, during 2010, we paid $59,000 in regularly scheduled principal payments.

        Bonds Payable.    At December 31, 2011 and 2010 we had outstanding principal of $3,200,000 and $3,730,000, respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2011, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.10%. During 2011 and 2010 we paid $530,000 and $495,000, respectively, in regularly scheduled principal payments. At December 31, 2011 and 2010, the aggregate carrying value of real estate properties securing our bonds payable was $6,915,000 and $7,179,000, respectively.

        Scheduled Principal Payments.    The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2011, and excludes the effects of interest (in thousands):

	Total		2012	2013	2014	2015	2016	Thereafter
Bank borrowings	$56,000	(1)	$—	$—	$—	$56,000	$—	$—
Senior unsecured notes	100,000		—	—	4,167	29,166	16,667	50,000
Bonds payable	3,200		565	600	635	1,400	—	—

	$159,200		$565	$600	$4,802	$86,566	$16,667	$50,000

(1)
At December 31, 2011 we had $154,000 available for borrowing under our Unsecured Credit Agreement. During January 2012, we borrowed $4,000 under our Unsecured Credit Agreement. After this borrowing, we had $60,000 outstanding and $150,000 available for borrowing.

10. Equity

        Preferred Stock.    Preferred Stock is comprised of the series summarized as follows:

	Shares outstanding at December 31,				Carrying Value at December 31,
			Liquidation Value Per share	Dividend Rate
Issuance	2011	2010			2011	2010
Series C Cumulative Convertible Preferred Stock	2,000,000	2,000,000	$19.25	8.5%	$18.80	$18.80
Series F Cumulative Preferred Stock	—	3,536,530	$25.00	8.0%	$—	$23.99

Total Cumulative Preferred Stock	2,000,000	5,536,530

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) is convertible into 2,000,000 shares of our common stock. Dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at December 31, 2011 and 2010.

        At December 31, 2011 and 2010, we had no shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) outstanding. Our Series E preferred stock was convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock. During 2010, holders of 32,895 shares of Series E preferred stock elected to convert such shares into 65,790 shares of common stock. During 2010, we redeemed the remaining 4,921 shares of outstanding Series E preferred stock at a redemption price of $25.4191 per share, including accrued and unpaid dividends up to and including the redemption date. Accordingly, we recognized the $6,000 of original issue costs related to the Series E preferred stock as a preferred stock redemption charge which is included in the income statement line item "Income allocated to preferred stockholders."

        Our 8.0% Series F Cumulative Stock (or Series F preferred stock) were redeemable by us, at our option, in whole or from time to time in part, for $25.00 per Series F Preferred Stock in cash plus any accrued and unpaid dividends up to the date of redemption. The dividend rate was 8.0% and the liquidation value was $25.00 per share. Dividends were cumulative from the date of original issue and were payable quarterly to stockholders of record on the first day of each quarter. During 2011, we redeemed 3,536,530 shares of our Series F preferred stock, representing all of our remaining outstanding shares. The redemption price was $25.1333 per share, including accrued and unpaid dividends. During 2010, we redeemed 2,357,686 shares of our Series F preferred stock, representing 40% of our outstanding shares, at a redemption price of $25.3889 per share, including accrued and unpaid dividends. Accordingly, we recognized the $3,566,000 and $2,377,000 in 2011 and 2010, respectively, of original issue costs related to the Series F preferred stock as a preferred stock redemption charge which is included in the income statement line item "Income allocated to preferred stockholders." During 2009, we invested $2,000,000 to repurchase a total of 109,484 shares of our Series F Preferred Stock at an average cost including fees and costs of $18.27 per share. In accordance with the accounting guidance regarding the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock, the discounted purchase price on these shares, which is equal to the liquidation value over the redemption value, netted with the original issuance costs has been added to net income in calculating net income allocable to common stockholders.

        While outstanding, the liquidation preferences of each share of preferred stock are pari passu with one another. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

        Common Stock.    During 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs of $5,096,000, in an underwritten public offering. The net proceeds of $103,631,000 were used to redeem all of our Series F preferred stock outstanding, as previously discussed, and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

        During 2010, we sold 1,970,000 shares of common stock at a price of $24.70 per share, before fees and costs of $703,000, in a registered direct placement to certain institutional investors. We raised $47,956,000 in net proceeds from the offering. The net proceeds were used to redeem all of our Series E preferred stock and 40% of our Series F preferred stock outstanding, as previously discussed.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During 2011, we did not sell shares of our common stock under our equity distribution agreement. During 2010, we sold 776,400 shares of common stock at a weighted average price, including fees and costs, of $25.55 per share, resulting in net proceeds of $19,838,000 after $492,000 of fees and costs. During 2009, we sold 30,000 shares of common stock at a weighted average price, including fees and costs, of $25.54 per share, resulting in net proceeds of $766,000 after $18,000 of fees and costs. At December 31, 2011, we had $64,573,000 available under this equity distribution agreement.

        Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market. This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization. During 2011 and 2010, we did not purchase shares of our equity securities. At December 31, 2011, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of equity securities.

        Non-controlling Interests.    We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. At December 31, 2011, we have reserved 112,588 shares of our common stock under this partnership agreement. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost. At December 31, 2011, the carrying value and market value of the partnership conversion rights was $1,962,000 and $3,522,000, respectively.

        In January 2012, two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 22,000 partnership units in the limited partnership. Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash. We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed. The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Accordingly, the $1,246,000 excess book value of the limited partners' interest in the partnership was reclassified to stockholders' equity. Subsequent to these conversions, we have reserved 23,294 shares of our common stock under this partnership agreement.

        During 2011 and 2010, none of our limited partners exercised their conversion rights. During 2009, one of our limited partners exercised its conversion rights and exchanged all of its interest in the limited partnership. Upon receipt of the redemption notification of 67,294 limited partnership units, we elected to convert its partnership units into 67,294 shares of our common stock. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Accordingly, the $1,144,000 carrying amount of the limited partner's interest in the partnership was reclassified to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders' equity. The following table represents the change from net income attributable to us and transfers from non-controlling interest (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income attributable to LTC Properties, Inc.	$49,252	$45,862	$44,064
Transfers from the non-controlling interest
Increase in paid-in capital for limited partners conversion	—	—	1,144

Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$49,252	$45,862	$45,208

        Available Shelf Registrations.    During 2010, we filed a Form S-3 "shelf" registration statement which became effective June 16, 2010 to replace our prior shelf registration statement. Our current shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2011, we had availability of $167,614,000 under our effective shelf registration.

        Dividend Distributions. We declared and paid the following cash dividends on our common and preferred stock (in thousands):

	Year Ended December 31, 2011			Year ended December 31, 2010
	Declared		Paid	Declared		Paid
Preferred Stock
Series C	$3,272		$3,272	$3,272		$3,272
Series E(1)	—		—	42		62
Series F(2)	2,240	(3)	4,008	10,348	(3)	11,527

Total Preferred	5,512		7,280	13,662		14,861
Common Stock(4)	49,292		49,292	39,041		39,041

Total(5)	$54,804		$56,572	$52,703		$53,902

(1)
During 2010, we redeemed all of our Series E preferred stock.

(2)
During 2010, we redeemed 40% of our Series F preferred stock. During 2011, we redeemed all of our remaining Series F preferred stock.

(3)
Includes the accrued and unpaid dividends on the series F preferred stock up to the redemption date.

(4)
Represents $0.14 per share per month for 2011. For 2010, represents $0.13 per share per month for January through October and $0.14 per share per month for November and December.

(5)
The difference between declared and paid is the change in distributions payable on the balance sheet at December 31.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In January 2012, we declared a monthly cash dividend of $0.145 per share on our common stock for the months of January, February and March 2012, which is a 3.6% increase from the previous $0.14 per share per month dividend. The monthly cash dividends are payable on January 31, February 29 and March 30, 2012, respectively, to stockholders of record on January 23, February 21 and March 22, 2012, respectively.

        Other Equity.    During the years we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, we retained the non-investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At December 31, 2011 and 2010, Other Equity consisted of $199,000 and $264,000, respectively, of accumulated other comprehensive income.

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

        Restricted Stock.    During 2011 we granted 6,000 shares of restricted common stock at $28.70 per share. These shares vest ratably over a three-year period from the grant date. In January 2012, we granted 14,000 shares of restricted common stock at $31.77 per share. These shares vest ratably over a five-year period from the grant date. Additionally, we granted 30,000 shares of restricted common stock at $31.77 per share. These shares all vest on June 15, 2015. We also granted 12,200 shares of restricted common stock at $31.77 per share in January 2012. These shares all vest on January 10, 2016.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock. Restricted stock activity for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Outstanding, January 1	217,317	84,866
Granted	6,000	208,591
Vested	(58,183)	(76,140)
Canceled	—	—

Outstanding, December 31	165,134	217,317

Compensation expense for the year(1)	$1,450,000	$1,210,000

(1)
At December 31, 2011, the total compensation cost related to unvested restricted stock granted is $3,892,000, which will be recognized ratably over the remaining vesting period.

        Stock Options.    No stock options were issued during 2011 and 2010. Nonqualified stock option activity for the years ended December 31, 2011 and 2010, was as follows:

	Shares		Weighted Average Price
	2011	2010	2011	2010
Outstanding, January 1	185,334	197,000	$23.34	$22.88
Granted	—	—	$—	$—
Exercised	(5,000)	(11,666)	$23.79	$15.62
Canceled	—	—	$—	$—

Outstanding, December 31	180,334	185,334	$23.33	$23.34

Exercisable, December 31(1)	175,334	175,334	$23.29	$23.27

(1)
The aggregate intrinsic value of exercisable options at December 31, 2011, based upon the closing price of our common shares at December 30, 2011, amounted to approximately $1,327,000. Options exercisable at December 31, 2011 have a weighted average remaining contractual life of approximately 3.5 years.

        The options exercised during 2011 and 2010 were as follows:

	Options Exercised	Weighted Average Exercise Price	Option Value	Market Value(1)
2011	5,000	$23.79	$119,000	$152,000
2010	11,666	$15.62	$182,000	$315,000

(1)
As of the exercise dates.

        We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility,

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected.

        The weighted average exercise share price of the options was $23.33 and $23.34 and the weighted average remaining contractual life was 0.0 and 0.1 years as of December 31, 2011 and 2010, respectively. At December 31, 2011, the total compensation cost related to unvested stock options granted was $10,000, which will be recognized over the remaining vesting period.

11. Commitments and Contingencies

        During 2011, we purchased four skilled nursing properties with 524-beds in Texas as described in Note 6. Real Estate Investments. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met. The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The contingent earn-out payments were recorded at the date of acquisition in the amount of $9,841,000 and were included on the consolidated balance sheet line item "earn-out liabilities." During 2011, we recorded non-cash interest expense of $464,000 related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities. Also during 2011, we paid $4,000,000 related to the first contingent earn-out payment. At December 31, 2011, the remaining contingent earn-out payments had a fair value of $6,305,000.

        The following table summarizes our capital improvement commitments as of December 31, 2011 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment at 12/31/11	Open Commitment at 12/31/11		Estimated Yield		Property Type	Properties	Major Operator
$100		8/1/12	$—	$100			(2)	SNF	1	N/A
730		8/31/13	674	56	(7)	9.00%	(3)	Other(1)	2	N/A
8,250		10/11/13	50	8,200		9.00%	(4)	SNF(8)	—	N/A
5,000	(6)	12/31/14	—	5,000			(5)	ALF	37	ALC

$14,080			$724	$13,356

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

(5)
9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)
$5,000 per year for the life of the lease.

(7)
In January 2012, we funded this $56 commitment.

(8)
During 2011, we acquired a vacant parcel of land in Texas and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

        The following table summarizes our loan commitments as of December 31, 2011 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment at 12/31/11	Open Commitment at 12/31/11	Yield	Property Type(1)	Properties	Major Operator
$50		3/31/12	$20	$30	10.00%	Other	1	N/A
2,500	(2)	12/31/12	232	2,268	8.50%	Other	2	N/A

$2,550			$252	$2,298

(1)
Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)
Represents a construction and term loan for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the commitment or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017.

12. Transactions with Related Party

        We have entered into transactions with Skilled Healthcare Group, Inc. (or SHG). One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes. As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at December 31, 2011 and 2010. During 2011, 2010 and 2009, we recognized $721,000, $720,000 and $720,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.

        In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). We were not a direct party to this transaction. One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to subsidiaries of SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG. During 2011, 2010 and 2009, we received $4,264,000, $4,160,000 and $4,058,000, respectively, in rental income and recorded $238,000, $342,000 and $443,000, respectively, in straight-line rental income from subsidiaries of SHG. At December 31, 2011 and 2010, the straight-line rent receivable from subsidiaries of SHG was $3,060,000 and $2,822,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2011, 2010 and 2009 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2011	2010	2009
Ordinary taxable distribution	$1.370	$1.200	$1.549
Return of capital	0.295	0.334	—
Unrecaptured Section 1250 gain	—	0.034	—
Long term capital gain	0.015	0.012	0.011

Total	1.680	$1.580	$1.560

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income Per Common Share

        Basic and diluted net income per share were as follows (in thousands except per share amounts):

	For the year ended December 31,
	2011	2010	2009
Income from continuing operations	$49,673	$45,860	$44,473
Less income allocated to non-controlling interests	(191)	(191)	(296)
Less income allocated to participating securities Non-forfeitable dividends on participating securities	(342)	(230)	(139)

Total income allocated to participating securities	(342)	(230)	(139)
Less income allocated to preferred stockholders:
Preferred stock dividends	(5,512)	(13,662)	(15,141)
Preferred stock redemption charge	(3,566)	(2,383)	—
Allocation of income from preferred stock buyback	—	—	626

Total income allocated to preferred stockholders	(9,078)	(16,045)	(14,515)

Income from continuing operations allocable to common stockholders	40,062	29,394	29,523
Add net income from discontinued operations:
Loss from discontinued operations	(230)	(117)	(113)
Gain on sale of assets, net	—	310	—

Total net income from discontinued operations	(230)	193	(113)

Total net income allocable to common stockholders	39,832	29,587	29,410
Effect of dilutive securities:
Convertible preferred securities	—	40	80

Total effect of dilutive securities	—	40	80

Net income for diluted net income per share	$39,832	$29,627	$29,490

Shares for basic net income per share	29,194	24,495	23,099
Effect of dilutive securities:
Stock options	28	23	8
Convertible preferred securities	—	50	75

	28	73	83

Shares for diluted net income per share	29,222	24,568	23,182

Basic net income per common share	$1.36	$1.21	$1.27

Diluted net income per common share(1)	$1.36	$1.21	$1.27

(1)
For each year, the Series C Cumulative Convertible Preferred Stock, the participating securities and the convertible non-controlling interests have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2011
Revenues	$20,253	$21,180	$21,429	$22,298
Net loss from discontinued operations	(94)	(74)	(30)	(32)
Net income available to common stockholders	5,393	11,311	11,472	11,656
Net income per common share from continuing operations allocable to common stockholders:
Basic	$0.21	$0.38	$0.38	$0.39
Diluted	$0.21	$0.38	$0.38	$0.39
Net loss per common share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Net income per common share available to common stockholders:
Basic	$0.20	$0.38	$0.38	$0.39
Diluted	$0.20	$0.37	$0.38	$0.39
Dividends per share declared	$0.42	$0.42	$0.42	$0.42
Dividend per share paid	$0.42	$0.42	$0.42	$0.42
2010
Revenues	$17,592	$17,925	$18,359	$19,820
Net (loss) income from discontinued operations	(45)	(43)	25	256
Net income available to common stockholders	6,694	7,739	5,571	9,583
Net income per common share from continuing operations allocable to common stockholders:
Basic	$0.29	$0.33	$0.22	$0.36
Diluted	$0.29	$0.33	$0.22	$0.36
Net (loss) income per common share from discontinued operations:
Basic	$(0.00)	$(0.00)	$0.00	$0.01
Diluted	$(0.00)	$(0.00)	$0.00	$0.01
Net income per common share available to common stockholders:
Basic	$0.29	$0.33	$0.22	$0.37
Diluted	$0.29	$0.33	$0.22	$0.37
Dividends per share declared	$0.39	$0.39	$0.39	$0.41
Dividend per share paid	$0.39	$0.39	$0.39	$0.41

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been elected reported in earnings. We did not adopt the elective fair market value option in our financial statements.

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2011 and 2010 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2011			At December 31, 2010
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$53,081	$61,844	(1)	$59,026	$67,697	(1)
Marketable debt securities	6,485	6,500	(2)	6,478	6,695	(2)
Bonds payable	3,200	3,200	(3)	3,730	3,730	(3)
Bank borrowings	56,000	56,000	(3)	37,700	37,700	(3)
Senior unsecured notes	100,000	101,223	(4)	50,000	49,943	(4)

(1)
Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2011 and 2010 was 6.0% and 7.5%, respectively.

(2)
Our investment in marketable debt securities is classified as Level 2. The fair value is measured using quoted market rates based on most recent transactions from an independent third party source. The pricing of our marketable debt securities as of December 31, 2011 and 2010 was 100.0% and 103.0%, respectively.

(3)
Our bonds payable and bank borrowings are at a variable interest rate. The estimated fair value of our bonds payable approximated their carrying values at December 31, 2011 and 2010 based upon prevailing market interest rates for similar debt arrangements. At December 31, 2011, we had $56,000 outstanding under our Unsecured Credit Agreement and $154,000 was available for borrowing. In January 2012, we borrowed $4,000. After this borrowing we had $60,000 outstanding and $150,000 available for borrowing.

(4)
Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management's estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2011 and 2010, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.8% and 5.5%, respectively.

17. Subsequent Events

        We had the following events occur subsequent to the balance sheet date.

        We funded the remaining balance of $56,000 under a $730,000 capital improvement commitment on two senior housing properties providing a combination of assisted living, independent living and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

skilled nursing services. Minimum rental income will increase by this capital funding multiplied by 9.0%.

        In January 2012, we entered into an agreement to sell a 140-bed skilled nursing property located in Texas for $1,248,000. This property is leased under a master lease and the economic terms of this master lease will not change as a result of this sale. This sale is scheduled to close on February 29, 2012 and will result in a $16,000 gain recognized in 2012.

        We borrowed $4,000,000 under our Unsecured Credit Agreement. After this borrowing, we had $60,000,000 outstanding and $150,000,000 available for borrowing.

        We declared a monthly cash dividend of $0.145 per share on our common stock for the months of January, February and March 2012, which is a 3.6% increase from the previous $0.14 per share per month dividend. The monthly cash dividends are payable on January 31, February 29 and March 30, 2012, respectively, to stockholders of record on January 23, February 21 and March 22, 2012, respectively.

        We granted 14,000 shares of restricted common stock at $31.77 per share. These shares vest ratably over a five-year period from the grant date. Additionally, we granted 30,000 shares of restricted common stock at $31.77 per share. These shares all vest on June 15, 2015. We also granted 12,200 shares of restricted common stock at $31.77 per share. These shares all vest on January 10, 2016.

        Two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 22,000 partnership units in the limited partnership. Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash. We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed. The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Accordingly, the $1,246,000 excess book value of the limited partners' interest in the partnership was reclassified to stockholders' equity.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Account Description	Balance at beginning of period(2)	(Recovered) charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of period(2)
Year ended December 31, 2009
Allowance for doubtful accounts and other receivables	$760	$(56)	$—	$—	$704
Straight-line rent receivable allowance	140	831	—	(342)	629

	$900	$775	$—	$(342)	$1,333

Year ended December 31, 2010
Allowance for doubtful accounts and other receivables	$704	$1,166	$—	$(889)	$981
Straight-line rent receivable allowance	629	844	—	—	1,473

	$1,333	$2,010	$—	$(889)	$2,454

Year ended December 31, 2011
Allowance for doubtful accounts and other receivables	$981	$(60)	$—	$—	$921
Straight-line rent receivable allowance	1,473	46	—	—	1,519

	$2,454	$(14)	$—	$—	$2,440

(1)
Deductions represent uncollectible accounts written off.

(2)
Includes straight-line rent receivable allowance for properties classified as held-for-sale.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

					Gross amount at which carried at December 31, 2011
		Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances	Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
Skilled Nursing Properties:
134 Alamogordo, NM	—	210	2,590	3	210	2,593	2,803	687	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	1,008	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	2,111	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	1,783	1970	2005
042 Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,422	1973	1996
214 Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	442	2008	2004
247 Arlington, TX	—	1,022	13,636	—	1,022	13,636	14,658	409	2007	2011
171 Atlanta, GA	—	175	1,282	3	175	1,285	1,460	587	1968	1999
040 Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,427	1974	1996
221 Beaumont, TX	—	370	1,141	93	370	1,234	1,604	329	1950	2005
213 Beeville, TX	—	186	1,197	70	186	1,267	1,453	265	1974	2004
215 Benbrook, TX	—	503	2,121	102	503	2,223	2,726	600	1976	2005
189 Canyon, TX(3)	—	196	506	211	196	717	913	384	1986	2000
043 Carroll, IA	—	47	1,033	213	47	1,246	1,293	642	1969	1996
177 Chesapeake, VA	—	388	3,469	1,097	388	4,566	4,954	2,309	2007	1995
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	1,597	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	1,658	1995	2001
253 Colton, CA	—	2,342	15,158	—	2,342	15,158	17,500	71	1990	2011
211 Commerce City, CO	—	236	3,217	167	236	3,384	3,620	961	1964	2004
212 Commerce City, CO	—	161	2,160	95	161	2,255	2,416	625	1967	2004
246 Crowley, TX	—	2,137	14,366	—	2,137	14,366	16,503	342	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	480	2005	2010
217 Del Norte, CO	—	103	930	336	103	1,266	1,369	290	2006	2005
196 Dresden, TN	—	31	1,529	123	31	1,652	1,683	581	2002	2000
185 Gardner, KS	—	896	4,478	4,150	896	8,628	9,524	2,188	2011	1999
248 Granbury, TX	—	878	6,708	—	878	6,708	7,586	359	2008	2011
044 Granger, IA	—	62	1,356	221	62	1,577	1,639	767	1979	1996
205 Grapevine, TX	—	431	1,449	188	431	1,637	2,068	676	1974	2002
172 Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,182	1969	1999
250 Hewitt, TX	—	1,780	8,220	—	1,780	8,220	10,000	98	2008	2011
054 Houston, TX	—	202	4,458	1,426	202	5,884	6,086	2,863	2007	1996
051 Houston, TX	—	365	3,769	1,598	365	5,367	5,732	2,596	1968	1996
055 Houston, TX	—	202	4,458	1,359	202	5,817	6,019	2,770	2008	1996
208 Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	676	1987	2002
045 Jefferson, IA	—	86	1,883	296	86	2,179	2,265	1,042	1972	1996
216 Marion, OH	—	119	1,156	1,142	119	2,298	2,417	554	2007	2005
222 Marion, OH	—	48	2,466	—	48	2,466	2,514	507	1997	2006
227 Marion, OH	—	210	804	—	210	804	1,014	804	1959	2008
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	3,919	1996	1996
226 Mesa, AZ	—	1,095	2,330	—	1,095	2,330	3,425	476	1979	2006
050 Midland, TX	—	33	2,285	26	33	2,311	2,344	1,133	1973	1996
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	448	2004	2010
041 Montgomery, AL	—	242	5,327	115	242	5,442	5,684	2,592	1974	1996
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	862	1973	1997
233 Nacogdoches, TX	—	394	7,456	168	394	7,624	8,018	463	1991	2010
249 Nacogdoches, TX	—	1,084	11,012	—	1,084	11,012	12,096	389	2007	2011
046 Norwalk, IA	—	47	1,033	239	47	1,272	1,319	627	1975	1996
176 Olathe, KS	—	520	1,872	313	520	2,185	2,705	938	1968	1999
224 Orrville, OH	—	107	1,946	108	107	2,054	2,161	469	1956	2006
251 Pasadena, TX	—	1,155	14,345	—	1,155	14,345	15,500	94	2005	2011
210 Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,211	1982	2004
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	3,838	1985	2000
047 Polk City, IA	—	63	1,376	153	63	1,529	1,592	758	1976	1996
094 Portland, OR	—	100	1,925	2,652	100	4,577	4,677	1,703	2007	1997
124 Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	818	1976	2001
197 Ripley, TN	—	20	985	387	20	1,372	1,392	481	2007	2000
133 Roswell, NM	—	568	5,232	3	568	5,235	5,803	1,387	1975	2001

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross amount at which carried at December 31, 2011
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
070 Rusk, TX	—		34	2,399	448	34	2,847	2,881	1,650	1969	1994
081 Sacramento, CA	—		220	2,929	—	220	2,929	3,149	1,387	1968	1997
085 Salina, KS(3)	—		100	1,153	628	100	1,781	1,881	885	1985	1997
243 Stephenville TX	—		670	10,117	—	670	10,117	10,787	569	2009	2010
234 St. Petersburg, FL	—		1,070	7,930	—	1,070	7,930	9,000	441	1988	2010
225 Tacoma, WA	—		723	6,401	901	723	7,302	8,025	1,425	2009	2006
178 Tappahannock, VA(3)	—		375	1,327	397	375	1,724	2,099	1,256	1978	1995
192 Tucson, AZ	—		276	8,924	112	276	9,036	9,312	3,536	1992	2000
209 Tyler, TX	—		300	3,071	22	300	3,093	3,393	740	1974	2004
223 Wooster, OH	—		118	1,711	2,223	118	3,934	4,052	936	2008	2006

Skilled Nursing Properties	—		33,917	300,231	27,178	33,917	327,409	361,326	73,523

Assisted Living Properties:
077 Ada, OK	—		100	1,650	—	100	1,650	1,750	644	1996	1996
136 Arlington, OH	—		629	6,973	—	629	6,973	7,602	1,839	1993	2001
105 Arvada, CO	—		100	2,810	276	100	3,086	3,186	1,130	1997	1997
063 Athens, TX	—		96	1,510	1	96	1,511	1,607	624	1995	1996
203 Bakersfield, CA	—		834	11,986	812	834	12,798	13,632	3,569	2002	2001
072 Battleground, WA	—		100	2,500	—	100	2,500	2,600	968	1996	1996
117 Beatrice, NE	—		100	2,173	—	100	2,173	2,273	800	1997	1997
137 Bexley, OH	—		306	4,196	—	306	4,196	4,502	1,108	1992	2001
106 Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	922	1997	1997
111 Burley, ID	—		100	2,200	—	100	2,200	2,300	815	1997	1997
112 Caldwell, ID	—		100	2,200	—	100	2,200	2,300	815	1997	1997
024 Camas, WA	—	(1)	100	2,175	—	100	2,175	2,275	872	1996	1996
160 Central, SC	—		100	2,321	—	100	2,321	2,421	695	1998	1999
240 Daytona Beach, FL	—		900	3,400	—	900	3,400	4,300	123	1996	2010
156 Denison, IA	—		100	2,713	—	100	2,713	2,813	942	1998	1998
057 Dodge City, KS	—		84	1,666	4	84	1,670	1,754	714	1995	1995
083 Durant, OK	—		100	1,769	—	100	1,769	1,869	674	1997	1997
107 Edmond, OK	—		100	1,365	526	100	1,891	1,991	699	1996	1997
122 Elkhart, IN	—		100	2,435	—	100	2,435	2,535	879	1997	1997
155 Erie, PA	—		850	7,477	—	850	7,477	8,327	2,663	1998	1999
113 Eugene, OR	—		100	2,600	—	100	2,600	2,700	958	1997	1997
100 Fremont ,OH	—		100	2,435	—	100	2,435	2,535	904	1997	1997
163 Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	967	1998	1999
170 Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	1,084	1999	1999
132 Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	968	1998	1998
230 Ft. Wayne, IN	—		594	3,461	731	594	4,192	4,786	249	1996	2009
167 Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	664	1998	1999
022 Grandview, WA	—	(1)	100	1,940	—	100	1,940	2,040	793	1996	1996
056 Great Bend, KS	—		80	1,570	21	80	1,591	1,671	737	1995	1995
102 Greeley, CO	—		100	2,310	270	100	2,580	2,680	951	1997	1997
164 Greenville, NC	—		100	2,478	2	100	2,480	2,580	778	1998	1999
062 Greenville, TX	—		42	1,565	—	42	1,565	1,607	647	1995	1996
161 Greenwood, SC	—		100	2,638	—	100	2,638	2,738	845	1998	1999
241 Gulf Breeze, FL	—		720	3,780	—	720	3,780	4,500	149	2000	2010
079 Hayden, ID	—		100	2,450	243	100	2,693	2,793	1,035	1996	1996
097 Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	927	1997	1997
066 Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	779	1996	1996
071 Kelso, WA	—		100	2,500	—	100	2,500	2,600	1,024	1996	1996
021 Kennewick. WA	—	(1)	100	1,940	—	100	1,940	2,040	797	1996	1996
073 Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	888	1996	1996
101 Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	898	1997	1997
148 Longmont, CO	—		100	2,640	—	100	2,640	2,740	923	1998	1998
060 Longview, TX	—		38	1,568	1	38	1,569	1,607	654	1995	1995
114 Loveland, CO	—		100	2,865	270	100	3,135	3,235	1,138	1997	1997
068 Lufkin, TX	—		100	1,950	—	100	1,950	2,050	793	1996	1996
119 Madison, IN	—		100	2,435	—	100	2,435	2,535	894	1997	1997

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross amount at which carried at December 31, 2011
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
061 Marshall, TX	—		38	1,568	451	38	2,019	2,057	843	1995	1995
058 McPherson, KS	—		79	1,571	4	79	1,575	1,654	730	1994	1995
239 Merritt Island, FL	—		550	8,150	—	550	8,150	8,700	300	2004	2010
104 Millville, NJ	—		100	2,825	—	100	2,825	2,925	1,044	1997	1997
231 Monroeville, PA	—		526	5,334	435	526	5,769	6,295	337	1997	2009
082 Nampa, ID	—		100	2,240	23	100	2,263	2,363	874	1997	1997
166 New Bern, NC	—		100	2,427	1	100	2,428	2,528	688	1998	1999
118 Newark, OH	—		100	2,435	—	100	2,435	2,535	894	1997	1997
123 Newport Richey, FL	—		100	5,845	664	100	6,509	6,609	2,609	1995	1998
074 Newport, OR	—		100	2,050	—	100	2,050	2,150	989	1996	1996
143 Niceville, FL	—		100	2,680	—	100	2,680	2,780	937	1998	1998
095 Norfolk, NE	—		100	2,123	—	100	2,123	2,223	796	1997	1997
232 Pittsburgh, PA	—		470	2,615	333	470	2,948	3,418	176	1994	2009
165 Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	730	1998	1999
141 Rocky River, OH	—		760	6,963	—	760	6,963	7,723	2,424	1998	1999
059 Salina, KS	—		79	1,571	4	79	1,575	1,654	730	1994	1995
084 San Antonio, TX	—		100	1,900	—	100	1,900	2,000	723	1997	1997
092 San Antonio, TX	—		100	2,055	—	100	2,055	2,155	775	1997	1997
149 Shelby, NC	—		100	2,805	2	100	2,807	2,907	979	1998	1998
150 Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	927	1998	1998
103 Springfield, OH	—		100	2,035	270	100	2,305	2,405	848	1997	1997
162 Sumter, SC	—		100	2,351	—	100	2,351	2,451	723	1998	1999
140 Tallahassee, FL	—		100	3,075	—	100	3,075	3,175	1,077	1998	1998
098 Tiffin, OH	—		100	2,435	—	100	2,435	2,535	904	1997	1997
088 Troy, OH	—		100	2,435	306	100	2,741	2,841	1,022	1997	1997
080 Tulsa, OK	—		200	1,650	—	200	1,650	1,850	638	1997	1997
093 Tulsa, OK	—		100	2,395	—	100	2,395	2,495	899	1997	1997
238 Tupelo, MS	—		1,170	8,230	—	1,170	8,230	9,400	321	2000	2010
075 Tyler, TX	—		100	1,800	—	100	1,800	1,900	701	1996	1996
202 Vacaville, CA	—		1,662	11,634	1,141	1,662	12,775	14,437	3,504	2002	2001
025 Vancouver, WA	—	(1)	100	2,785	—	100	2,785	2,885	1,115	1996	1996
091 Waco, TX	—		100	2,235	—	100	2,235	2,335	841	1997	1997
096 Wahoo, NE	—		100	2,318	—	100	2,318	2,418	862	1997	1997
023 Walla Walla, WA	3,200	(1)	100	1,940	—	100	1,940	2,040	789	1996	1996
108 Watauga, TX	—		100	1,668	—	100	1,668	1,768	624	1996	1997
109 Weatherford, OK	—		100	1,669	592	100	2,261	2,361	832	1996	1997
110 Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	894	1997	1997
076 Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	719	1996	1996
120 Wichita Falls,TX	—		100	2,750	—	100	2,750	2,850	1,012	1997	1997
138 Worthington, OH	—		—	6,102	—	—	6,102	6,102	3,509	1993	2001
139 Worthington, OH	—		—	3,402	—	—	3,402	3,402	1,991	1995	2001
099 York, NE	—		100	2,318	—	100	2,318	2,418	862	1997	1997

Assisted Living Properties	3,200		17,036	261,551	7,394	17,036	268,945	285,981	86,131

Other Senior Housing:
007 Bradenton, FL	—		330	2,720	160	330	2,880	3,210	1,556	2002	1993
199 Brownsville, TX	—		302	1,856	835	302	2,691	2,993	592	2009	2004
191 Cordele, GA	—		153	1,455	132	153	1,587	1,740	616	2002	2000
168 Des Moines, IA(3)	—		115	2,096	1,433	115	3,529	3,644	1,536	1972	1999
229 Ft. Worth, TX	—		333	4,385	919	333	5,304	5,637	613	2009	2008
26A Gardendale, AL	—		84	6,316	2,084	84	8,400	8,484	2,980	2009	1996
26B Gardendale, AL	—		16	1,234	—	16	1,234	1,250	576	1988	1996
194 Holyoke, CO	—		211	1,513	283	211	1,796	2,007	847	1963	2000
190 Lakeland, FL	—		519	2,313	1,626	519	3,939	4,458	1,309	2009	2000
008 Lecanto, FL	—		351	2,665	2,737	351	5,402	5,753	2,718	2006	1993
245 Newberry, SC	—		439	4,638	562	439	5,200	5,639	141	1995	2011
244 Newberry, SC	—		919	5,453	112	919	5,565	6,484	171	2001	2011
236 Wytheville, VA	—		647	12,692	—	647	12,692	13,339	900	1996	2010

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

					Gross amount at which carried at December 31, 2011
		Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances	Land	Building and improvements		Land	Building and improvements	Total(2)	Accum deprec.	Construction/ renovation date	Acquisition date
Other Senior Housing	—	4,419	49,336	10,883	4,419	60,219	64,638	14,555

School:
237 Eagan, MN	—	1,110	1,790	22	1,110	1,812	2,922	115	1994	2010
159 Trenton, NJ	—	100	6,000	3,170	100	9,170	9,270	3,872	1998	1998

School	—	1,210	7,790	3,192	1,210	10,982	12,192	3,987

Properties Under Development:
252 Amarillo, TX	—	844	—	50	844	50	894	—	N/A	2011

Properties Under Development	—	844	—	50	844	50	894	—

	$3,200	$57,426	$618,908	$48,697	$57,426	$667,605	$725,031	$178,196

(1)
Single note backed by five facilities in Washington.

(2)
Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 7 to 10 years for furniture and equipment, 35 to 40 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

(3)
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

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$615,666	$519,460	$502,617
Acquisitions	106,135	94,250	13,000
Improvements	3,230	5,941	3,843
Conversion of mortgage loans into owned properties	—	2,900	—
Impairment charges	—	—	—
Cost of real estate sold	—	(6,885)	—

Ending balance	$725,031	$615,666	$519,460

Accumulated depreciation:
Balance at beginning of period	$158,709	$145,180	$130,475
Depreciation Expense	19,487	16,016	14,705
Conversion of mortgage loans into owned properties	—	—	—
Impairment charges	—	—	—
Cost of real estate sold	—	(2,487)	—

Ending balance	$178,196	$158,709	$145,180

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(in thousands)

										Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Unaudited) Number of								Carrying Amount of Mortgages December 31, 2011
							Current Monthly Debt Service
					Final Maturity Date	Balloon Amount(2)		Face Amount of Mortgages
State	Properties		Units/Beds(3)	Interest Rate(1)
TX	6		108	9.95%	2018	$5,095	$66	$6,800	$6,380	$—
FL	3		256	11.70%	2014	6,061	71	6,850	6,377	—
TX	1		230	10.35%	2017	2,972	39	4,000	3,683	—
CA	1		173	11.25%	2015	2,232	48	4,700	3,094	—
MO	1		100	10.98%	2018	1,869	39	1,500	3,019	—
NE	1		47	11.44%	2013	2,716	31	3,243	2,823	—
NE	1		44	11.44%	2013	2,537	29	3,036	2,637	—
FL	1		90	14.63%	2012	2,221	42	3,510	2,305	—
MT	1		34	14.23%	2013	2,053	28	2,346	2,115	—
NE	1		44	11.67%	2013	2,005	24	2,700	2,093	—
IA	1		44	11.44%	2013	1,998	23	2,400	2,074	—
TX	1		117	10.35%	2017	1,634	22	2,200	2,025	—
SD	1		34	11.44%	2013	1,954	22	2,346	2,028	—
Various	16		1,602	10.05%-13.38%	2012-2019	4,207	263	25,897	12,428	—

	36	(4)	2,923			$39,554	$747	$71,528	$53,081	$—

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

(4)
Includes 30 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
16	$ 500 - $ 2,000
7	$2,001 - $ 3,000
4	$3,001 - $ 4,000
1	$4,001 - $ 5,000
0	$5,001 - $ 6,000
2	$6,001 - $ 7,000
0	$7,001 - $10,000

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (Continued)

(in thousands)

  Activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

Balance—December 31, 2008	$77,541
New Mortgage Loans	—
Other Additions	280
Amortization of mortgage premium	(151)
Collections of principal	(7,843)
Foreclosures	—
Loan Loss Reserve	56
Other Deductions	—

Balance—December 31, 2009	69,883
New Mortgage Loans	1,622
Other Additions	72
Amortization of mortgage premium	(121)
Collections of principal	(8,403)
Foreclosures	(2,900)
Loan Loss Reserve	108
Other Deductions	(1,235)

Balance—December 31, 2010	59,026
New Mortgage Loans	—
Other Additions	—
Amortization of mortgage premium	(38)
Collections of principal	(5,967)
Foreclosures	—
Loan Loss Reserve	60
Other Deductions	—

Balance—December 31, 2011	$53,081

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

Internal Control over Financial Reporting.

        The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 92 and 93, respectively.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2011, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on our internal control over financial reporting appears on page 93.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited LTC Properties, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTC Properties, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011 of LTC Properties, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 27, 2012

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the headings "Proposal 1 Election of Directors," "Corporate Governance Principles and Board Matters," and "Executive Officers."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the headings "Executive Compensation Discussion and Analysis," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Report."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the heading "Certain Relationships and Related Transactions, and Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2011 fiscal year end) under the heading "Independent Registered Public Accounting Firm Fees and Services."

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

Exhibits

        The exhibits required by Item 601 of Regulation S-K are set forth in the index to exhibits on page 96 of this annual report.

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
4.1
Amended and Restated Agreement of Limited Partnership of LTC Partners IX, L.P. and Exchange Rights Agreement dated February 11, 1998 (incorporated by reference to Exhibit 4.8 to LTC Properties, Inc.'s Registration Statement on Form S-3 (File No. 333-115991) filed on May 28, 2004)
4.2
Notice Of Redemption To the Holders of LTC Properties, Inc. 8.0% Series F Cumulative Preferred Stock (incorporated by reference to Exhibit 99.2 to LTC Properties Inc.'s Current Report on Form 8-K dated March 24, 2011)
10.1
Second Amended and Restated Credit Agreement dated July 17, 2008 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch is the Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Book Manager, Key Bank National Association as Co-Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K filed July 18, 2008)
10.2	Commitment Amount Increase Request dated as of March 15, 2010 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.'s Current Report on Form 8-K filed March 17, 2010)
10.3
First Amendment to the Second Amended and Restated Credit Agreement, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated November 1, 2010)
10.4
Credit Agreement dated as of April 18, 2011 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, and Key Bank National Association, as Syndication Agent, and KeyBanc Capital Markets, Inc., as Co-Lead Arranger and Joint Book Runner (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated April 19, 2011)
10.5
Amended and Restated Equity Distribution Agreement, dated October 26, 2010, between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.'s Current Report on Form 8-K dated October 26, 2010)
10.6
Equity Distribution Agreement, dated October 26, 2010, between LTC Properties, Inc. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.'s Current Report on Form 8-K dated October 26, 2010)
10.7
Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 14, 2010 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

Exhibit Number	Description
10.8	Amendment and Modification to Note Purchase and Private Shelf Agreement dated May 5, 2011 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated May 5, 2011)
10.9
Amendment and Modification to Note Purchase and Private Shelf Agreement dated July 8, 2011 between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 8, 2011 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
10.10
Amended and Restated Note Purchase and Private Shelf Agreement dated October 19, 2011 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated October 19, 2011)
10.11+
Second Amendment to 2007 Amended and Restated Employment Agreement of Andre Dimitriadis, dated July 1, 2007 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.12+
Third Amendment to the 2007 Amended and Restated Employment Agreement of Wendy Simpson dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated December 5, 2007)
10.13+
Third Amended and Restated Employment Agreement of Pamela Kessler, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.14+
Second Amended and Restated Employment Agreement of Clint Malin, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.15 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.15+
Amended and Restated Employment Agreement of T. Andrew Stokes, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.16 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
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
12	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from LTC Properties, Inc.'s Form Annual Report on 10-K for the fiscal year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements*

+
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
Dated: February 27, 2012
	By:	/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WENDY L. SIMPSON Wendy L. Simpson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2012
/s/ PAMELA SHELLEY-KESSLER Pamela Shelley-Kessler	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012
/s/ ANDRE C. DIMITRIADIS Andre C. Dimitriadis	Executive Chairman of the Board and Director	February 27, 2012
/s/ BOYD HENDRICKSON Boyd Hendrickson	Director	February 27, 2012
/s/ DEVRA G. SHAPIRO Devra G. Shapiro	Director	February 27, 2012
/s/ EDMUND C. KING Edmund C. King	Director	February 27, 2012
/s/ TIMOTHY J. TRICHE Timothy Triche	Director	February 27, 2012