Form 10-Q
period 2012-03-31
LTC PROPERTIES INC
filed 2012-05-07
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding on April 30, 2012 was 30,411,774.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2012

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Real estate investments:
Land	$58,462	$57,059
Buildings and improvements	676,851	659,453
Accumulated depreciation and amortization	(181,063)	(175,933)
Net operating real estate property	554,250	540,579
Properties held-for-sale, net of accumulated depreciation and amortization: 2012 — $613; 2011 — $2,263	5,025	6,256
Net real estate property	559,275	546,835
Mortgage loans receivable, net of allowance for doubtful accounts: 2012 — $914; 2011 — $921	52,368	53,081
Real estate investments, net	611,643	599,916
Other assets:
Cash and cash equivalents	3,297	4,408
Debt issue costs, net	2,146	2,301
Interest receivable	1,303	1,494
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2012 — $688; 2011 — $680	24,411	23,772
Prepaid expenses and other assets	7,604	7,851
Other assets related to properties held-for-sale, net of allowance for doubtful accounts: 2012 — $839; 2011 — $839	52	53
Notes receivable	1,662	817
Marketable securities (2)	6,486	6,485
Total assets	$658,604	$647,097
LIABILITIES
Bank borrowings	$73,000	$56,000
Senior unsecured notes	100,000	100,000
Bonds payable	2,635	3,200
Accrued interest	1,379	1,356
Earn-out liabilities	6,414	6,305
Accrued expenses and other liabilities	9,698	11,314
Accrued expenses and other liabilities related to properties held-for-sale	102	212
Total liabilities	193,228	178,387
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2012 — 2,000; 2011 — 2,000	38,500	38,500
Common stock: $0.01 par value; 45,000 shares authorized; shares issued and outstanding: 2012 —30,412; 2011 — 30,346	304	303
Capital in excess of par value	506,700	507,343
Cumulative net income	685,664	672,743
Other	186	199
Cumulative distributions	(766,385)	(752,340)
Total LTC Properties, Inc. stockholders’ equity	464,969	466,748

Non-controlling interests	407	1,962
Total equity	465,376	468,710
Total liabilities and equity	$658,604	$647,097

(1)             On March 31, 2012 and December 31, 2011, we had $3,099 and $3,060 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)             At March 31, 2012 and December 31, 2011, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share, unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income (1)	$20,872	$18,182
Interest income from mortgage loans	1,532	1,656
Interest and other income (2)	236	415
Total revenues	22,640	20,253
Expenses:
Interest expense	2,033	1,104
Depreciation and amortization	5,167	4,432
Acquisition costs	41	130
Operating and other expenses	2,452	2,314
Total expenses	9,693	7,980

Income from continuing operations	12,947	12,273
Discontinued operations:
Loss from discontinued operations	(31)	(119)
Gain on sale of assets, net	16	—
Net loss from discontinued operations	(15)	(119)
Net income	12,932	12,154

Income allocated to non-controlling interests	(11)	(48)
Net income attributable to LTC Properties, Inc.	12,921	12,106

Income allocated to participating securities	(94)	(89)
Income allocated to preferred stockholders	(818)	(6,624)
Net income available to common stockholders	$12,009	$5,393

Basic earnings per common share
Continuing operations	$0.40	$0.21
Discontinued operations	$(0.00)	$(0.00)
Net income available to common stockholders	$0.40	$0.20

Diluted earnings per common share
Continuing operations	$0.40	$0.21
Discontinued operations	$(0.00)	$(0.00)
Net income available to common stockholders	$0.40	$0.20

Weighted average shares used to calculate earnings per common share
Basic	30,189	26,310
Diluted	30,234	26,340

(1)             During the three months ended March 31, 2012 and 2011, we received $1,086 and $1,059, respectively, in rental income and recorded $39 and $66, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)             During each of the three months ended March 31, 2012 and 2011, we recognized $180 of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$12,932	$12,154
Reclassification adjustment	(13)	(14)
Comprehensive income	$12,919	$12,140
Comprehensive income allocated to non-controlling interests	(11)	(48)
Comprehensive income attributed to LTC Properties, Inc.	$12,908	$12,092

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$12,932	$12,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization — continuing and discontinued operations	5,167	4,521
Stock-based compensation expense	452	358
Gain on sale of assets, net	(16)	—
Straight-line rental income — continuing and discontinued operations (1)	(647)	(773)
Provision (recovery) for doubtful accounts — continuing and discontinued operations	1	(10)
Non-cash interest related to earn-out liabilities	110	—
Other non-cash items, net	325	262
Increase (decrease) in accrued interest payable	23	(70)
Decrease in interest receivable	172	192
Net change in other assets and liabilities	(1,681)	(943)
Net cash provided by operating activities	16,838	15,691
INVESTING ACTIVITIES:
Investment in real estate properties and capital improvements, net	(18,802)	(54,065)
Proceeds from sale of real estate investments, net	1,248	—
Principal payments received on mortgage loans receivable	718	1,966
Advances under notes receivable	(1,034)	—
Principal payments received on notes receivable	191	178
Net cash used in investing activities	(17,679)	(51,921)
FINANCING ACTIVITIES:
Bank borrowings	17,000	49,000
Repayment of bank borrowings	—	(86,700)
Principal payments on bonds payable	(565)	(530)
Proceeds from common stock offering	—	103,829
Distributions paid to stockholders	(14,044)	(12,833)
Redemption of non-controlling interests	(2,764)	—
Distributions paid to non-controlling interests	(48)	(48)
Other	151	(1)
Net cash (used in) provided by financing activities	(270)	52,717
(Decrease) increase in cash and cash equivalents	(1,111)	16,487
Cash and cash equivalents, beginning of period	4,408	6,903
Cash and cash equivalents, end of period	$3,297	$23,390
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,855	$1,031

(1)             During the three months ended March 31, 2012 and 2011, we recorded $39 and $66, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2012 and 2011 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for a full year.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties disposed or classified as held-for-sale. During the three months ended March 31, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest Management, Inc. (or Sunwest) in 2008.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Impact of New Accounting Pronouncement

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (or ASU 2011-04). ASU 2011-04 amends current fair value measurement and disclosure guidance of Accounting Standards Codification Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of ASU 2011-04 on January 1, 2012 did not impact our consolidated financial statements.

2.                                      Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2012 (dollar amounts in thousands):

		Percentage		Number	Number of		Average Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$27,578	51.8%	20	21	2,326	—	$11.86
Assisted Living	22,666	42.5%	9	14	—	424	53.46
Other Senior Housing (2)	3,038	5.7%	1	1	99	74	17.56
Totals	$53,282	100.0%	30	36	2,425	498

(1)             We have investments in 12 states that include mortgages to 14 different operators.

(2)             Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

At March 31, 2012, the mortgage loans had interest rates ranging from 10.0% to 14.6% and maturities ranging from 2012 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended March 31, 2012, we received $718,000 in regularly scheduled principal payments. During April 2012, we received $2,264,000 plus accrued interest related to the early payoff of a mortgage loan secured by a 90-bed skilled nursing property in Florida.  In May 2012, we received $135,000 plus accrued interest related to the early payoff of a mortgage loan secured by a 124-bed skilled nursing property in California. During the three months ended March 31, 2011, we received $961,000 in regularly scheduled principal payments and we received $1,005,000 plus accrued interest related to the payoff of one mortgage loan secured by one assisted living property.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2012 (dollar amounts in thousands):

			Number	Number of			Average Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	ILF Units	per Bed/Unit
Skilled Nursing	$377,143	50.9%	68	8,025	—	—	$47.00
Assisted Living	285,981	38.6%	88	—	3,941	—	72.57
Other Senior Housing (2)	64,704	8.7%	13	814	256	423	43.34
School	12,229	1.7%	2	—	—	—	N/A
Under Development (3)	894	0.1%	—	—	—	—	N/A
Totals	$740,951	100.0%	171	8,839	4,197	423

(1)             We have investments in 25 states leased to 30 different operators.

(2)             Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(3)             During 2011, we acquired a vacant parcel of land in Texas for $844 and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

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

(iii)             as a percentage of facility net patient revenues in excess of base amounts; or

(iv)            specific dollar increases.

During the three months ended March 31, 2012, we purchased a 144-bed skilled nursing property located in Texas for an aggregate purchase price of $18,600,000.  Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.8%. Additionally, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale.

Also during the three months ended March 31, 2012, we invested $66,000 at an average yield of 9.0%, under an agreement to expand and renovate two existing properties with one operator.  We also invested $136,000 in capital improvements to two existing properties under two lease agreements whose rental rates already reflected this investment.

At the time of acquisition, we preliminarily estimated the allocation of the assets acquired based upon historical valuations of similar acquisitions and the facts and circumstances available at the time. We will determine the final value of the identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. We are in the process of completing the final allocation of the 144-bed skilled nursing property described above.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2011, we acquired two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11,450,000.  Also during the three months ended March 31, 2011, we purchased four skilled nursing properties with 524-beds in Texas for $50,841,000 which consists of $41,000,000 in cash at closing with the remainder in the form of contingent earn-out payments.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During the third quarter of 2011, we paid $4,000,000 related to the first contingent earn-out payment. We estimated the fair value of the contingent earn-out payment using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.

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

3.                                      Notes Receivable

During the three months ended March 31, 2012 and 2011, we received $191,000 and $178,000, respectively, in principal payments under various loans and line of credit agreements with certain operators.  During the three months ended March 31, 2012, we funded $1,034,000 on an 8.5% construction and term loan in which we committed to provide up to $2,500,000 for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the $2,500,000 or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017. At March 31, 2012 we had five loans outstanding with a carrying value of $1,662,000 at a weighted average interest rate of 8.7%.

4.                                      Marketable Securities

At March 31, 2012 and December 31, 2011, we had an investment in $6,500,000 face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  On April 12, 2012, SHG announced that they will redeem all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date of May 12, 2012. One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.                                      Debt Obligations

Bank Borrowings. We have a $210,000,000 Unsecured Credit Agreement which provides for the opportunity to increase the credit amount up to a total of $250,000,000. The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of April 18, 2015, and allows us to borrow at 150 basis points over LIBOR based on current leverage ratios.

During the three months ended March 31, 2012, we borrowed $17,000,000 under our Unsecured Credit Agreement.  At March 31, 2012, we had $73,000,000 outstanding at an interest rate of LIBOR plus 1.50% and $137,000,000 available for borrowing. At March 31, 2012, we were in compliance with all our covenants.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Senior Unsecured Notes.  At March 31, 2012 and December 31, 2011, we had $100,000,000 outstanding under our Senior Unsecured Notes and $100,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement with Prudential Investment Management, Inc. (individually and collectively “Prudential”) which provides for the possible issuance of senior unsecured fixed-rate term notes during a three-year issuance period.

Bonds Payable.  At March 31, 2012 and December 31, 2011, we had outstanding principal of $2,635,000 and $3,200,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the three months ended March 31, 2012, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.2%.  During the three months ended March 31, 2012 and 2011, we paid $565,000 and $530,000, respectively, in regularly scheduled principal payments.  As of March 31, 2012 and December 31, 2011, the aggregate carrying value of real estate properties securing our bonds payable was $6,849,000 and $6,915,000, respectively.

6.                                      Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$466,748	$1,962	$468,710
Net income	12,921	11	12,932
Vested stock options and restricted stock	452	—	452
Stock option exercise	151	—	151
Reclassification adjustment	(13)	—	(13)
Non-controlling interest conversion	(1,246)	(1,518)	(2,764)
Non-controlling interest preferred return	—	(48)	(48)
Preferred stock dividends	(818)	—	(818)
Common stock dividends	(13,226)	—	(13,226)
Balance at March 31, 2012	$464,969	$407	$465,376

Preferred Stock.  At March 31, 2012, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at March 31, 2012.

During the three months ended March 31, 2011, we announced the redemption of 3,536,530 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock), representing all of our outstanding shares.  The Series F preferred stock had a liquidation value of $25.00 per share. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $3,566,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

Common Stock.  We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the three months ended March 31, 2012 or 2011, we did not sell shares of our common stock under our equity distribution agreement. At March 31, 2012, we had $64,573,000 available under this amended equity distribution agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs, in an underwritten public offering.  The net proceeds of $103,829,000 were used to redeem all of our Series F preferred stock outstanding, as previously discussed, and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.  This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization.  During the three months ended March 31, 2012 and 2011, we did not purchase shares of our equity securities.  At March 31, 2012, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of equity securities.

Available Shelf Registrations.  Our shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At March 31, 2012, we had availability of $167,614,000 under our effective shelf registration.

Non-controlling Interests. We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost.

During the three months ended March 31, 2012, two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 22,000 partnership units in the limited partnership.  Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash.  We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement.  Accordingly, the $1,246,000 excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. At March 31, 2012, we have reserved 23,294 shares of our common stock under this partnership agreement. At March 31, 2012, the carrying value and market value of the partnership conversion rights was $407,000 and $757,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table represents the change from net income attributable to us and transfers from non-controlling interest (in thousands):

	Three months ended March 31,
	2012	2011
Net income attributable to LTC Properties, Inc.	$12,921	$12,106
Transfers from the non-controlling interest
Decrease in paid-in capital for limited partners conversion	(1,246)	—
Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$11,675	$12,106

Distributions.  We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Declared	Paid	Declared		Paid
Preferred Stock
Series C	$818	$818	$818		$—	(1)
Series F (2)	—	—	2,240	(3)	1,768
	818	818	3,058		1,768

Common Stock (4)	13,226	13,226	11,065		11,065

Total	$14,044	$14,044	$14,123		$12,833

(1)             Series C preferred stock dividends were paid subsequent to March 31, 2011.

(2)             During 2011, we redeemed all of our remaining Series F preferred Stock.

(3)             Includes the accrued and unpaid dividends on the Series F preferred stock up to the redemption date.

(4)             Represents $0.145 per share per month and $0.14 per share per month for the three months ended March 31, 2012 and 2011, respectively.

In April 2012, we declared a monthly cash dividend of $0.145 per share on our common stock for the months of April, May and June 2012, payable on April 30, May 31 and June 29, 2012, respectively, to stockholders of record on April 20, May 23 and June 21, 2012, respectively.

Other Equity.  At March 31, 2012 and December 31, 2011, other equity consisted of accumulated comprehensive income of $186,000 and $199,000, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the three months ended March 31, 2012, a total of 10,000 stock options were exercised at a total option value of $151,000 and a total market value on the date of exercise of $305,000. No stock options were exercised during the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, no stock options were issued. At March 31, 2012, the total number of stock options that are scheduled to vest through December 31, 2012 is 5,000.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense related to the vesting of stock options for each of the three months ended March 31, 2012 and 2011 was $4,000.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2012 is $6,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March, 31, 2012, we granted 56,200 shares of restricted common stock at $31.77 per share. The vesting of these shares are as follows: 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016. No restricted common stock was granted during the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we recognized $448,000 and $354,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.                                      Commitments and Contingencies

During the three months ended March 31, 2011, we purchased four skilled nursing properties with a total of 524 beds. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  At March 31, 2012 and December 31, 2011, the remaining contingent earn-out payments had a fair value of $6,414,000 and $6,305,000, respectively. During the three months ended March 31, 2012, we recorded non-cash interest expense of $110,000 related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities. During the three months ended March 31, 2011, we did not record any non-cash interest expense related to the earn-out liabilities.

At March 31, 2012, we committed to provide the following capital improvement commitments and investments (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment	Open Commitment	Estimated Yield		Property Type	Properties	Major Operator
$100		8/1/12	$98	$2		(1)	SNF	1	N/A
8,250		10/11/13	50	8,200	9.00	%(2)	SNF(5)	—	N/A
5,000	(4)	12/31/14	—	5,000		(3)	ALF	37	ALC
$13,350			$148	$13,202

(1)             The yield is included in the initial lease rate.

(2)             Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(3)             9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points (expressed as a percentage).

(4)             $5,000 per year for the life of the lease.

(5)             Represents a commitment to construct a 120-bed skilled nursing property on a vacant parcel of land in Texas.

In April 2012, we committed to provide a $1,700,000 capital improvement commitment on two skilled nursing properties.  The commitment includes interest compounded at 9% on each advance made from the disbursement date until either the final distribution of the commitment or the maturity date in April 2013. Upon final distribution or maturity of the capital improvement commitment, minimum rent shall increase by the total commitment funded multiplied by 9%.  In April 2012, we funded $86,000 under this agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our loan commitments and investments as of March 31, 2012 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment	Open Commitment	Yield	Property Type (1)	Properties	Major Operator
$2,500	(2)	12/31/12	$1,267	$1,233	8.50%	Other	2	N/A
50		3/31/13	20	30	10.00%	Other	1	N/A
$2,550			$1,287	$1,263

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

8.                                      Major Operators

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the twelve months ended December 31, 2011 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available.

	Extendicare REIT(1)	ALC	Brookdale

Current assets	$360,075	$20,271	$280,875
Non-current assets	1,470,629	443,782	4,185,186
Current liabilities	494,559	36,005	620,950
Non-current liabilities	1,287,826	120,328	2,804,903
Stockholders’ equity	48,319	307,720	1,040,208

Gross revenue	2,094,082	234,452	2,457,918
Operating expenses	1,813,792	190,809	2,367,738
(Loss) income from continuing operations	(35,323)	24,360	(68,175)
Net (loss) income	(30,396)	24,360	(68,175)

Cash provided by operations	106,779	54,675	268,427
Cash used in investing activities	(67,906)	(12,385)	(203,899)
Cash used in financing activities	(227,243)	(53,002)	(115,519)

(1)       The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

*     The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 8.3%, or $54,981,000, of our total assets at March 31, 2012 and 12.2% of rental revenue and interest income from mortgage loans recognized as of March 31, 2012.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 8.3%, or $54,989,000, of our total assets at March 31, 2012 and 12.0% of rental revenue and interest income from mortgage loans recognized as of March 31, 2012.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 29 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,721 skilled nursing beds and 49 assisted living units. This represents approximately 8.4%, or $55,069,000, of our total assets at March 31, 2012 and 12.1% of rental revenue and interest income from mortgage loans recognized as of March 31, 2012. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we have a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at March 31, 2012 and December 31, 2011.  During each of the three months ended March 31, 2012 and 2011, we recognized $180,000 of interest income related to the SHG Senior Subordinated Notes. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014.  On April 12, 2012, SHG announced that they will redeem all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date of May 12, 2012.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three months ended March 31, 2012 and 2011, we received $1,086,000 and $1,059,000, respectively, in rental income and recorded $39,000 and $66,000, respectively, in straight-line rental income from subsidiaries of SHG.  At March 31, 2012 and December 31, 2011, the straight-line rent receivable from subsidiaries of SHG was $3,099,000 and $3,060,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                               Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Income from continuing operations	$12,947	$12,273

Less net income allocated to non-controlling interests	(11)	(48)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(94)	(89)
Total net income allocated to participating securities	(94)	(89)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(3,058)
Preferred stock redemption charge	—	(3,566)
Total net income allocated to preferred stockholders	(818)	(6,624)

Income from continuing operations available to common stockholders	12,024	5,512

Discontinued operations:
Loss from discontinued operations	(31)	(119)
Gain on sale of assets, net	16	—
Total net loss from discontinued operations	(15)	(119)
Net income available to common stockholders	12,009	5,393

Effect of dilutive securities:
Convertible preferred securities	—	—
Net income for diluted net income per share	$12,009	$5,393

Shares for basic net income per share	30,189	26,310
Effect of dilutive securities:
Stock options	45	30
Convertible preferred securities	—	—
Shares for diluted net income per share	30,234	26,340

Basic net income per share	$0.40	$0.20
Diluted net income per share (1)	$0.40	$0.20

(1)             For the three months ended March 31, 2012 and 2011, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.                               Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings.  We did not adopt the elective fair market value option for our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of March 31, 2012 and December 31, 2011 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2012			At December 31, 2011
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$52,368	$60,467	(1)	$53,081	$61,844	(1)
Marketable debt securities	6,486	6,516	(2)	6,485	6,500	(2)
Bonds payable	2,635	2,635	(3)	3,200	3,200	(3)
Bank borrowings	73,000	73,000	(3)	56,000	56,000	(3)
Senior unsecured notes	100,000	104,120	(4)	100,000	101,223	(4)
Earn-out liabilities	6,414	6,414	(5)	6,305	6,305	(5)

(1)             Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2012 and December 31, 2011 was 6.0%.

(2)             Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities as of March 31, 2012 and December 31, 2011 was 100.25% and 100.00%, respectively.  See Note 4. Marketable Securities for further discussion.

(3)             Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at March 31, 2012 and December 31, 2011 based upon prevailing market interest rates for similar debt arrangements.

(4)             Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At March 31, 2012 the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2019 and 4.4% for those maturing in year 2021.  At December 31, 2011, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.8% for all maturity dates.

(5)             Our contingent obligation under the earn-out liabilities is classified as Level 3. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk-free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants.  At March 31, 2012 and December 31, 2011, the discount rate used to value our future cash outflow of the earn-out liability was 6.75% and 6.82%, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

12.                               Subsequent Events

Subsequent to March 31, 2012 the following events occurred.

We declared a monthly cash dividend of $0.145 per share on our common stock for the months of April, May and June 2012, payable on April 30, May 31 and June 29, 2012, respectively, to stockholders of record on April 20, May 23 and June 21, 2012, respectively.

We received $2,264,000 plus accrued interest related to the payoff of a mortgage loan secured by 90-bed skilled nursing property located in Florida. Also, we received $135,000 plus accrued interest related to the early payoff of a mortgage loan secured by a 124-bed skilled nursing property in California.

On April 12, 2012, SHG announced that they will redeem all of its outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date of May 12, 2012. At March 31, 2012, we had a $6,500,000 face value investment in SHG Senior Subordinated Notes.

We received $347,000 relating to the Sunwest bankruptcy settlement distribution.

In April 2012, we committed to provide a $1,700,000 capital improvement commitment on two skilled nursing properties.  The commitment includes interest compounded at 9% on each advance made from the disbursement date until either the final distribution of the commitment or the maturity date in April 2013. Upon final distribution or maturity of the capital improvement commitment, minimum rent shall increase by the total commitment funded multiplied by 9%.  In April 2012, we funded $86,000 under this agreement.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets (including prevailing interest rates), and our access to capital; the income and returns available from investments in health care related real estate, the ability of our borrowers and lessees to meet their obligations to us, our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry, regulation of the health care industry by federal, state and local governments, (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010), changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints), compliance with and changes to regulations and payment policies within the health care industry, debt that we may incur and changes in financing terms, our ability to continue to qualify as a real estate investment trust, the relative illiquidity of our real estate investments, potential limitations on our remedies when mortgage loans default, and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  In the first quarter of 2012, senior housing and long term healthcare properties comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our direct real estate investment portfolio which consists of properties that we own or on which we hold promissory notes secured by first mortgages as of March 31, 2012 (dollar amounts in thousands):

			Three Months Ended March 31, 2012		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income (1)	Interest Income (2)	of Revenues (3)	of Properties (4)	SNF Beds(5)	ALF Units(5)	ILF Units(5)
Skilled Nursing	$404,721	51.0%	$10,224	$803	49.2%	89	10,351	—	—
Assisted Living	308,647	38.9%	8,273	641	39.8%	102	—	4,365	—
Other Senior Housing (6)	67,742	8.5%	1,957	88	9.1%	14	913	330	423
Schools	12,229	1.5%	418	—	1.9%	2	—	—	—
Under Development(7)	894	0.1%	—	—	0.0%	—	—	—	—
Totals	$794,233	100.0%	$20,872	$1,532	100.0%	207	11,264	4,695	423

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

(7)      During 2011, we acquired a vacant parcel of land in Texas for $844 and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

As of March 31, 2012 we had $611.6 million in carrying value of net real estate investments, consisting of $559.3 million or 91.4% invested in owned and leased properties and $52.3 million or 8.6% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2012, rental income and interest income from mortgage loans represented 92.2% and 6.8%, respectively, of total gross revenues.  In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the three months ended March 31, 2012 and 2011, we recorded $0.6 million and $0.8 million, respectively, in straight-line rental income.  Also during three months ended March 31, 2012 and 2011, we recorded $8,000 and $10,000, respectively, of straight-line rent receivable reserve. For leases in place at March 31, 2012, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $2.7 million for projected annual 2012 to $1.7 million for projected annual 2013 and, conversely, our cash rental income is projected to increase from $82.3 million for projected annual 2012 to $84.8 million for projected annual 2013.  During the three months ended March 31, 2012, we received $20.4 million of cash rental revenue and recorded amortization of lease inducement cost of $0.2 million.  At March 31, 2012 and December 31, 2011, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $24.4 million and $23.8 million, respectively.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties.  New investments are generally funded from cash on hand, temporary borrowings under our unsecured line of credit and internally generated cash flows.  Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable.  Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  Changes in capital markets environment may impact the availability of cost-effective capital.

At March 31, 2012, we had $3.3 million of cash on hand, $137.0 million available under our $210.0 million Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement. Also, we have the ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators.  Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 29, 2011, CMS issued its final rule updating Medicare skilled nursing facility rates for fiscal year 2012, which began on October 1, 2011.  Under the final rule, average rates have been reduced by 11.1%, or $3.87 billion, compared to fiscal year 2011 levels. CMS has stated that the rate reduction is needed to recalibrate skilled nursing facility payment rates to correct what CMS characterizes as an “unintended spike” in payments in fiscal year 2011, when CMS implemented the Resource Utilization Groups, version four (or RUG-IV) patient classification system.  Although CMS intended implementation of RUG-IV to be budget-neutral, CMS has taken the position that claims under the updated system show a significant increase in Medicare expenditures, in part because the proportion of patients grouped in the highest-paying RUG therapy categories greatly exceeded CMS expectations.  CMS is applying a 12.6% recalibration reduction, which is partially offset by a 1.7% standard rate update (which represents a 2.7% market basket update reduced by a 1.0 percentage point “multifactor productivity adjustment” mandated by the Affordable Care Act). There can be no assurance that this rule or any future reductions in Medicare skilled nursing facility payment rates would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”).  The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.  The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers.  While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers.  Among other things, the Affordable Care Act:  reduces Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012 (as noted above); requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services.  The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators.  In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees.  Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation’s debt ceiling while taking steps to reduce the federal deficit.  Under this law, a bipartisan Joint Select Committee on Deficit Reduction was responsible for identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases.  The Committee failed to achieve consensus on deficit reduction measures. As a result, because no legislation was adopted to achieve deficit reduction targets by the statutory deadline, absent additional legislation, an enforcement mechanism known as sequestration will trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending.  Medicare provider payments will also be subject to sequestration, although the reductions will be capped at 2%.  There can be no assurances that federal spending reductions resulting from the Budget Control Act or other budget control mechanisms will not have an adverse impact on the financial condition of our lessees and borrowers, which subsequently could materially adversely impact our company.

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

Key Transactions

During the three months ended March 31, 2012, we purchased a 144-bed skilled nursing property located in Texas for an aggregate purchase price of $18.6 million.  Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.8%.

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

	Period Ended
	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Asset mix:
Real property	$740,951	$725,031	$690,458	$679,806	$679,616
Loans receivable	53,282	54,002	54,987	56,355	58,018

Investment asset mix:
Skilled nursing properties	$404,721	$389,458	$357,271	$348,195	$349,700
Assisted living properties	308,647	308,757	308,680	308,785	308,702
Other senior housing properties (1)	67,742	67,732	67,302	67,011	67,062
Schools	12,229	12,192	12,192	12,170	12,170
Under Development(2)	894	894	—	—	—

Operator asset mix:
Extendicare (ALC)	$88,034	$88,034	$88,034	$88,034	$88,034
Preferred Care, Inc. (3)	85,245	88,309	88,471	88,324	88,489
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	536,744	518,480	484,730	475,593	476,901

Geographic mix:
Texas	$223,245	$207,760	$191,965	$182,317	$183,600
Florida	70,150	70,217	70,282	70,345	70,406
Ohio	56,804	56,804	56,804	56,804	56,804
California	51,916	52,036	34,653	34,767	34,878
New Mexico	48,876	48,876	48,876	48,876	48,876
Remaining states	343,242	343,340	342,865	343,052	343,070

(1)             Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)             During 2011, we acquired a vacant parcel of land in Texas for $844 and entered into a commitment to fund the construction of a skilled nursing property with 120 beds which will replace an existing 90-bed skilled nursing property.

(3)             Preferred Care, Inc. leases 22 skilled nursing and two other senior housing properties under two master leases and one skilled nursing property under a separate lease agreement.  In addition, they operate six skilled nursing properties securing five mortgage loans receivable that we have with unrelated third parties and one mortgage loan receivable we have with Preferred Care.  They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

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

	Quarter Ended
	3/31/12		12/31/11		9/30/11		6/30/11		3/31/11

Debt to book capitalization ratio	27.4	%(1)	25.3	%(1)	21.9	%(1)	20.8%	(1)	10.1%
Debt & Preferred Stock to book capitalization ratio	33.4	%(1)	31.5	%(1)	28.3	%(1)	27.3%	(1)	17.5%

Debt to market capitalization ratio	14.8	%(1)	14.0%		14.0	%(4)	12.2%	(1)	5.6%
Debt & Preferred Stock to market capitalization ratio	18.0	%(1)	17.4	%(3)	18.1	%(4)	16.0%	(1)	9.6%

Interest coverage ratio(7)	9.9x		9.9x	(5)	10.7x	(5)	12.2x	(5)	16.1x
Fixed charge coverage ratio(7)	7.1x	(2)	7.0x	(5)	7.3x	(5)	8.0x	(6)	4.3x

(1)             Increase primarily due to the increase in bank borrowing.

(2)             Increase primarily due to additional income generated from acquisitions.

(3)             Decrease primarily due to the increase in market capitalization.

(4)             Increase primarily due to the increase in bank borrowing and by the decrease in market capitalization.

(5)             Decrease primarily due to the increase in interest expense due to increased bank borrowing and the $50.0 million of 4.80% senior unsecured term notes, the increase in debt issue costs related to the new $210.0 million Unsecured Credit Agreement and the non-cash interest related to the contingent earn-out liabilities.

(6)             Increase due to the decrease in preferred dividends resulting from the redemption of all of our Series F preferred stock, partially offset by the increase in interest expense, as discussed in explanation (6) above.

(7)             In calculating our interest coverage and fixed charge coverage ratios above, we use EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure). EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to EBITDA.

	Quarter Ended
	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Net income	$12,932	$12,604	$12,423	$12,262	$12,154
Less: Gain on sale	(16)	—	—	—	—
Add: Interest expense	2,033	1,993	1,794	1,543	1,104
Add: Depreciation and amortization – continuing & discontinued operations	5,167	5,141	4,974	4,987	4,521
Total EBITDA	$20,116	$19,738	$19,191	$18,792	$17,779
Interest expense	$2,033	$1,993	$1,794	$1,543	$1,104
Interest coverage ratio	9.9x	9.9x	10.7x	12.2x	16.1x
Interest expense	$2,033	$1,993	$1,794	$1,543	$1,104
Preferred stock dividends (excludes preferred stock redemption charge)	818	818	818	818	3,058
Total fixed charges	$2,851	$2,811	$2,612	$2,361	$4,162

Fixed charge coverage ratio	7.1x	7.0x	7.3x	8.0x	4.3x

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

Operating Results

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues for the three months ended March 31, 2012 increased to $22.6 million from $20.3 million for the same period in 2011 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended March 31, 2012 increased $2.7 million from the same period in 2011 primarily due to increases resulting from acquisitions.

Interest income from mortgage loans for the three months ended March 31, 2012 decreased $0.1 million from the same period in 2011 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income for the three months ended March 31, 2012 decreased $0.2 million from the same period in 2011 primarily due to a 2011 bankruptcy settlement distribution related to Sunwest Management, Inc. (or Sunwest). Subsequent to March 31, 2012, we received an additional $0.3 million relating to the Sunwest bankruptcy settlement distribution.

Interest expense for the three months ended March 31, 2012 was $0.9 million higher than the same period in 2011 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes in July 2011, higher average amounts outstanding under our unsecured line of credit and the non-cash interest related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.

Depreciation and amortization expense for the three months ended March 31, 2012 increased $0.7 million from the same period in 2011 primarily due to acquisitions and capital improvement investments.

Acquisition costs for the three months ended March 31, 2012 were comparable to the same period in 2011.

Operating and other expenses for the three months ended March 31, 2012 increased $0.1 million from the same period in 2011 primarily due to additional expenses related to four new employees hired in 2011.

For the three months ended March 31, 2012 and 2011, net loss from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  During the three months ended March 31, 2012, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the three months ended March 31, 2012 increased $6.6 million from the same period in 2011 primarily due to the decrease in income allocated to preferred stockholders resulting from a 2011 preferred stock redemption charge of $3.6 million which is the Series F preferred stock original issue discount and by the changes previously described above.

Liquidity and Capital Resources

Operating Activities.  At March 31, 2012, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $741.0 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $53.3 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 89 skilled nursing properties, 102 assisted living properties, 14 other senior housing properties, two schools and a parcel of land under development.  These properties are located in 30 states.  Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  For the three months ended March 31, 2012, we had net cash provided by operating activities of $16.8 million.

For the three months ended March 31, 2012 we recorded $0.6 million in straight-line rental income and a reserve of $8,000 on our straight-line rent receivable.  For leases in place at March 31, 2012, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $2.7 million for projected annual 2012 to $1.7 million for projected annual 2013 and, conversely, our cash rental income is projected to increase from $82.3 million for projected annual 2012 to $84.8 million for projected annual 2013.  During the three months ended March 31, 2012 we received $20.4 million of cash rental revenue and recorded $0.2 million of amortized lease inducement cost.

Investing and Financing Activities.  For the three months ended March 31, 2012, we used $17.7 million of cash for investing activities.  During the three months ended March 31, 2012, we received $0.7 million in regularly scheduled principal payments. Subsequent to March 31, 2012, we received $2.4 million plus accrued interest related to the early payoff of two mortgage loan secured by two skilled nursing properties.

During the three months ended March 31, 2012, we purchased a 144-bed skilled nursing property located in Texas for an aggregate purchase price of $18.6 million.  Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.8%. Additionally, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000.  This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale.

Also, during the three months ended March 31, 2012, we invested $0.1 million at an average yield of 9.0%, under agreements to expand and renovate two existing properties with one operator.  We also invested $0.1 million in capital improvements to two existing properties under two lease agreements whose rental rates already reflected this investment.

During the three months ended March 31, 2012, we received $0.2 million in principal payments on notes receivable. Additionally, we funded $1.0 million on an 8.5% construction and term loan in which we committed to provide up to $2.5 million for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the $2.5 million or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017. At March 31, 2012, we had five notes receivable outstanding with a carrying value of $1.7 million at a weighted average interest rate of 8.7%.

At March 31, 2012, we had an investment in $6.5 million face value of Skilled Healthcare Group, Inc. (or SHG) Senior Subordinated Notes with a face rate of 11.0% and an effective rate of 11.1%. Interest on the notes is payable semi-annually in arrears and the notes mature on January 15, 2014. On April 12, 2012, SHG announced that they will redeem all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date of May 12, 2012.

For the three months ended March 31, 2012, we used $0.3 million of cash in financing activities.  During the three months ended March 31, 2012, we paid $0.6 million in scheduled principal payments on bonds payable.  During the three months ended March 31, 2012, we borrowed $17.0 million under our Unsecured Credit Agreement.  Accordingly, at March 31, 2012, we had $73.0 million outstanding and $137.0 million available for borrowing. At March 31, 2012, we were in compliance with all our covenants.

During the three months ended March 31, 2012, two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 22,000 partnership units in the limited partnership.  Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash.  We paid the limited partners $2.8 million, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1.2 million. In accordance with FASB accounting guidance, we account for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement.  Accordingly, the $1.2 million excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. At March 31, 2012, we have reserved 23,294 shares of our common stock under this partnership agreement. At March 31, 2012, the carrying value and market value of the partnership conversion rights was $0.4 million and $0.8 million, respectively

During the three months ended March 31, 2012, a total of 10,000 stock options were exercised at a total option value of $0.2 million and a total market value on the date of exercise of $0.3 million. No stock options were issued during the three months ended March 31, 2012. We granted 56,200 shares of restricted common stock at $31.77 per share during the three months ended March 31, 2012. The vesting of these shares are as follows: 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016.  During the three months ended March 31, 2012, we recognized $4,000 and $0.4 million of compensation expense related to the vesting of stock options and restricted common stock, respectively.

We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $0.8 million.  Additionally, we declared and paid cash dividends on our common stock totaling $13.2 million.  In April 2012, we declared a monthly cash dividend of $0.145 per share on our common stock for the months of April, May and June 2012, payable on April 30, May 31 and June 29, 2012, respectively, to stockholders of record on April 20, May 23 and June 21, 2012, respectively.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the three months ended March, 31, 2012, we did not sell shares of common stock under our equity distribution agreement. At March 31, 2012, we had $64.6 million available under this equity distribution agreement.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.  This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization.  During the three months ended March 31, 2012, we did not purchase shares of our equity securities.  At March 31, 2012, we continue to have an open Board authorization to purchase an additional 3,360,237 shares in total of equity securities.

Available Shelf Registration. Our shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At March 31, 2012, we had availability of $167.6 million under our effective shelf registration.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2012, only $2.6 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At March 31, 2012, we had $3.3 million of cash on hand, $137.0 million available under our Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement. Also, we have the ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2012.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2012.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32           Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101         The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 7, 2012	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)