Form 10-Q
period 2012-06-30
LTC PROPERTIES INC
filed 2012-08-07
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

The number of shares of common stock outstanding on July 27, 2012 was 30,448,068.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2012

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
Real estate investments:
Land	$ 60,362	$ 57,059
Buildings and improvements	677,297	659,453
Accumulated depreciation and amortization	(186,394)	(175,933)
Net operating real estate property	551,265	540,579
Properties held-for-sale, net of accumulated depreciation and amortization: 2012 — $613; 2011 — $2,263	5,025	6,256
Net real estate property	556,290	546,835
Mortgage loans receivable, net of allowance for doubtful accounts: 2012 — $884; 2011 — $921	49,362	53,081
Real estate investments, net	605,652	599,916

Other assets:
Cash and cash equivalents	10,313	4,408
Debt issue costs, net	2,698	2,301
Interest receivable	1,062	1,494
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2012 — $696; 2011 — $680	25,089	23,772
Prepaid expenses and other assets	7,341	7,851
Other assets related to properties held-for-sale, net of allowance for doubtful accounts: 2012 — $839; 2011 — $839	52	53
Notes receivable	2,647	817
Marketable securities (2)	—	6,485
Total assets	$654,854	$647,097

LIABILITIES
Bank borrowings	$ 68,000	$ 56,000
Senior unsecured notes	100,000	100,000
Bonds payable	2,635	3,200
Accrued interest	1,156	1,356
Earn-out liabilities	6,524	6,305
Accrued expenses and other liabilities	10,938	11,314
Accrued expenses and other liabilities related to properties held-for-sale	139	212
Total liabilities	189,392	178,387
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2012 — 2,000; 2011 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2012 —30,445; 2011 — 30,346	304	303
Capital in excess of par value	507,752	507,343
Cumulative net income	698,767	672,743
Other	169	199
Cumulative distributions	(780,436)	(752,340)
Total LTC Properties, Inc. stockholders’ equity	465,056	466,748

Non-controlling interests	406	1,962
Total equity	465,462	468,710
Total liabilities and equity	$654,854	$ 647,097

(1)      On June 30, 2012 and December 31, 2011, we had $3,130 and $3,060 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)      At December 31, 2011, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income (1)	$21,175	$19,337	$42,047	$37,519
Interest income from mortgage loans	1,431	1,613	2,963	3,269
Interest and other income (2)	484	230	720	645
Total revenues	23,090	21,180	45,730	41,433
Expenses:
Interest expense	2,004	1,543	4,037	2,647
Depreciation and amortization	5,369	4,918	10,536	9,350
Acquisition costs	141	35	182	165
Operating and other expenses	2,433	2,323	4,885	4,637
Total expenses	9,947	8,819	19,640	16,799

Income from continuing operations	13,143	12,361	26,090	24,634
Discontinued operations:
Loss from discontinued operations	(30)	(99)	(61)	(218)
Gain on sale of assets, net	—	—	16	—
Net loss from discontinued operations	(30)	(99)	(45)	(218)
Net income	13,113	12,262	26,045	24,416

Income allocated to non-controlling interests	(10)	(48)	(21)	(96)
Net income attributable to LTC Properties, Inc.	13,103	12,214	26,024	24,320

Income allocated to participating securities	(91)	(85)	(185)	(174)
Income allocated to preferred stockholders	(818)	(818)	(1,636)	(7,442)
Net income available to common stockholders	$12,194	$11,311	$24,203	$16,704

Basic earnings per common share
Continuing operations	$0.40	$0.38	$0.80	$0.60
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income available to common stockholders	$0.40	$0.38	$0.80	$0.59

Diluted earnings per common share
Continuing operations	$0.40	$0.38	$0.80	$0.60
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income available to common stockholders	$0.40	$0.37	$0.80	$0.59

Weighted average shares used to calculate earnings per common share
Basic	30,213	30,135	30,201	28,233
Diluted	30,258	30,168	30,246	28,264

(1)         During the three and six months ended June 30, 2012, we received $1,095 and $2,181, respectively, in rental income and recorded $31 and $70, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and six months ended June 30, 2011, we received $1,068 and $2,127, respectively, in rental income and recorded $57 and $123, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)         During the three and six months ended June 30, 2012, we recognized $55 and $235, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  During three and six months ended June 30, 2011, we recognized $180 and $360, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$13,113	$12,262	$26,045	$24,416
Reclassification adjustment	(16)	(15)	(30)	(30)
Comprehensive income	13,097	12,247	26,015	24,386
Comprehensive income allocated to non-controlling interests	(10)	(48)	(21)	(96)
Comprehensive income attributable to LTC Properties, Inc.	$13,087	$12,199	$25,994	$24,290

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$26,045	$24,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization – continuing and discontinued operations	10,536	9,508
Stock-based compensation expense	910	721
Gain on sale of assets, net	(16)	—
Straight-line rental income – continuing and discontinued operations (1)	(1,333)	(1,689)
Recovery from doubtful accounts – continuing and discontinued operations	(21)	(14)
Non-cash interest related to earn-out liabilities	220	177
Other non-cash items, net	642	696
(Decrease) increase in accrued interest payable	(200)	183
Decrease in interest receivable	391	33
Net change in other assets and liabilities	(344)	363
Net cash provided by operating activities	36,830	34,394

INVESTING ACTIVITIES:
Investment in real estate properties, net	(20,482)	(52,450)
Investment in real estate capital improvements, net	(661)	(1,804)
Proceeds from sale of real estate investments, net	1,248	—
Principal payments received on mortgage loans receivable	3,752	3,620
Proceeds from redemption of marketable securities	6,500	—
Advances under notes receivable	(2,019)	—
Principal payments received on notes receivable	191	359
Net cash used in investing activities	(11,471)	(50,275)

FINANCING ACTIVITIES:
Bank borrowings	23,000	119,000
Repayment of bank borrowings	(11,000)	(86,700)
Principal payments on bonds payable	(565)	(530)
Proceeds from common stock offering	—	103,667
Distributions paid to stockholders	(28,096)	(29,450)
Redemption of non-controlling interests	(2,764)	(88,413)
Distributions paid to non-controlling interests	(59)	(96)
Debt issue costs	(716)	(2,105)
Stock option exercises	746	—
Net cash (used in) provided by financing activities	(19,454)	15,373

Increase (decrease) in cash and cash equivalents	5,905	(508)
Cash and cash equivalents, beginning of period	4,408	6,903
Cash and cash equivalents, end of period	$ 10,313	$ 6,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 3,918	$ 2,037

(1)          During the six months ended June 30, 2012 and 2011, we recorded $70 and $123, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992.  We invest primarily in senior housing and long term care properties through property lease transactions, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes.   Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof. We have begun an initiative to develop purpose built, free-standing memory care properties designed to attract private-pay residents requiring dementia care services. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

The unaudited consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC) and reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2012 and 2011.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results for a full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties disposed or classified as held-for-sale. These adjustments are normal and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

recurring in nature. During the six months ended June 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest Management, Inc. (or Sunwest) in 2008. We are actively marketing to sell this property.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

2.                                    Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2012 (dollar amounts in thousands):

							Average
		Percentage		Number	Number of		Investment
	Gross	of	Number	of	SNF	ALF	per
Type of Property	Investments	Investments	of Loans	Properties (1)	Beds	Units	Bed/Unit
Skilled Nursing	$24,712	49.2%	18	19	2,112	—	$11.70
Assisted Living	22,553	44.9%	9	14	—	424	53.19
Other Senior Housing (2)	2,981	5.9%	1	1	99	74	17.23
Totals	$50,246	100.0%	28	34	2,211	498

(1)          We have investments in 12 states that include mortgages to 12 different operators.

(2)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

At June 30, 2012, the mortgage loans had interest rates ranging from 10.0% to 14.2% and maturities ranging from 2012 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended June 30, 2012, we received $671,000 in regularly scheduled principal payments and $2,363,000 plus accrued interest related to the early payoff of two mortgage loans secured by two skilled nursing properties. During the six months ended June 30, 2012, we received $1,389,000 in regularly scheduled principal payments. In August 2012, we received $493,000 plus accrued interest related to the early payoff of a mortgage loan secured by a skilled nursing property with 118 beds located in Texas. During the six months ended June 30, 2011, we received $1,712,000 in regularly scheduled principal payments and we received $1,908,000 plus accrued interest related to the payoff of two mortgage loans secured by one assisted living property and four skilled nursing properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2012 (dollar amounts in thousands):

				Number of			Average
			Number				Investment
	Gross	Percentage of	of	SNF	ALF	ILF	per
Type of Property	Investments	Investments	Properties (1)	Beds	Units	Units	Bed/Unit
Skilled Nursing	$377,381	50.8%	68	8,025	—	—	$47.03
Assisted Living	285,981	38.5%	88	—	3,941	—	72.57
Other Senior Housing (2)	64,704	8.7%	13	814	256	423	43.34
School	12,236	1.6%	2	—	—	—	N/A
Under Development (3)	2,995	0.4%	—	—	—	—	N/A
Totals	$743,297	100.0%	171	8,839	4,197	423

(1)          We have investments in 25 states leased to 31 different operators.

(2)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(3)          We have two properties under development: 120-bed skilled nursing property in Texas which will replace an existing 90-bed skilled nursing property we own and 60-unit free-standing memory care property in Colorado.

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

(iii)        as a percentage of facility net patient revenues in excess of base amounts; or

(iv)        specific dollar increases.

During the three months ended June 30, 2012, we purchased a vacant parcel of land in Colorado for $1,882,000. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $7,935,000 to fund the construction of a 60-unit free-standing memory care property.  Rent under the lease will begin upon the earlier of project completion or the improvement deadline of August 1, 2013.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has an 11-year initial term, four 5-year renewal options and annual escalations of 2.5%.

During the six months ended June 30, 2012, we acquired a 144-bed skilled nursing property located in Texas for an aggregate purchase price of $18,600,000.  Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.7%. Additionally, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Also during the six months ended June 30, 2012, we invested $519,000 at an average yield of 9.1%, under agreements to expand and renovate four existing properties with two operators and to construct two properties with two different operators.  We also invested $142,000 in capital improvements to two existing properties under two lease agreements whose rental rates already reflected these investments. See Note 7.Commitments and Contingencies for further discussion.

In July 2012, we acquired a 90-bed skilled nursing property located in Texas for an aggregate purchase price of $6,500,000.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.7%. Also, in July 2012, we acquired two 144-bed skilled nursing properties located in Ohio for an aggregate purchase price of $54,000,000.  Simultaneous with the purchase, we leased the properties to an unrelated third-party operator at a GAAP yield of 10.1%. The initial term of the lease is 15 years with two 5-year renewal options and annual rent escalations of the lesser of i) 2.25% for the first seven years and 2.50% for the remainder of the term or ii) a calculation based on the consumer price index.

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

3.                                    Notes Receivable

During the three months ended June 30, 2012, we funded $53,000 on a 9.0% construction and term loan in which we committed to provide up to $667,000 for capital improvements at one skilled nursing property we own and lease to the borrower. Upon the earlier of the full funding of the $667,000 or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in May 2018.

During the three and six months ended June 30, 2012, we funded $932,000 and $1,966,000, respectively, under an 8.5% construction and term loan in which we committed to provide up to $2,500,000 for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the $2,500,000 or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017. During the six months ended June 30, 2012 and 2011, we received $191,000 and $359,000, respectively, in principal payments under various loans and line of credit agreements with certain operators.  At June 30, 2012 we had six loans outstanding with a carrying value of $2,647,000 at a weighted average interest rate of 8.6%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.                                    Marketable Securities

During the six months ended June 30, 2012, Skilled Healthcare Group, Inc. (or SHG) redeemed all of its outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest. The SHG Senior Subordinated Notes had a face rate of 11.0% and an effective yield of 11.1%.  At December 31, 2011, we had a $6,500,000 face value investment in SHG Senior Subordinated Notes. One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.                                    Debt Obligations

Bank Borrowings. During the three months ended June 30, 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage ratios at June 30, 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 25 basis points.

During the six months ended June 30, 2012, we borrowed $23,000,000 and repaid $11,000,000 under our Unsecured Credit Agreement.  At June 30, 2012, we had $68,000,000 outstanding and $172,000,000 available for borrowing. At June 30, 2012, we were in compliance with all our covenants.  In July 2012, we repaid $62,000,000 and borrowed $29,500,000 under our Unsecured Credit Agreement.  Accordingly, we had $35,500,000 outstanding under our Unsecured Credit Agreement with $204,500,000 available for borrowing.

Senior Unsecured Notes.  At June 30, 2012 and December 31, 2011, we had $100,000,000 outstanding under our Senior Unsecured Notes with a weighted average interest rate of 5.2% and $100,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement which provides for the possible issuance of senior unsecured fixed-rate term notes through October 19, 2014.  During the six months ended June 30, 2012, we amended our Amended and Restated Note Purchase and Private Shelf agreement to conform to the covenants under our Unsecured Credit Agreement. In July 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85,800,000 to a group of institutional investors in a private placement transaction. The notes bear interest at 5.03%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17,160,000 in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions.

Bonds Payable.  At June 30, 2012 and December 31, 2011, we had outstanding principal of $2,635,000 and $3,200,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the six months ended June 30, 2012, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.2%.  During the six months ended June 30, 2012 and 2011, we paid $565,000 and $530,000, respectively, in regularly scheduled principal payments.  As of June 30, 2012 and December 31, 2011, the aggregate carrying value of real estate properties securing our bonds payable was $6,783,000 and $6,915,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.                                    Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$466,748	$1,962	$468,710
Net income	26,024	21	26,045
Vested stock options and restricted stock	910	—	910
Stock option exercise	746	—	746
Reclassification adjustment	(30)	—	(30)
Redemption of non-controlling interest	(1,246)	(1,518)	(2,764)
Non-controlling interest preferred return	—	(59)	(59)
Preferred stock dividends	(1,636)	—	(1,636)
Common stock dividends	(26,460)	—	(26,460)
Balance at June 30, 2012	$465,056	$406	$465,462

Preferred Stock.  At June 30, 2012, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at June 30, 2012.

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

Common Stock.  We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the six months ended June 30, 2012 or 2011, we did not sell shares of our common stock under our equity distribution agreement. At June 30, 2012, we had $64,573,000 available under this amended equity distribution agreement.

During the six months ended June 30, 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs, in an underwritten public offering.  The net proceeds of $103,667,000 were used to redeem all of our Series F preferred stock outstanding, as previously discussed, and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.  This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization.  During the six months ended June 30, 2012 and 2011, we did not purchase shares of our equity securities.  At June 30, 2012, we had an open Board authorization to purchase an additional 3,360,237 shares in total of equity securities. Subsequent to June 30, 2012, our Board terminated this share repurchase program.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Available Shelf Registrations.  Our shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At June 30, 2012, we had availability of $167,614,000 under our effective shelf registration.

Non-controlling Interests. We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost.

During the six months ended June 30, 2012, two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 22,000 partnership units in the limited partnership.  Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash.  We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. We accounted for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement.  Accordingly, the $1,246,000 excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. At June 30, 2012, we had reserved 23,294 shares of our common stock under this partnership agreement. At June 30, 2012, the carrying value and market value of the partnership conversion rights was $406,000 and $855,000, respectively.

The following table represents the effect of changes in our ownership interest in the limited partnership on equity attributable to LTC Properties, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to LTC Properties, Inc.	$13,103	$12,214	$26,024	$24,320
Transfers from the non-controlling interest
Decrease in paid-in capital for limited partners conversion	(1,246)	—	(1,246)	—
Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$11,857	$12,214	$24,778	$24,320

In July 2012, our remaining limited partner exercised his conversion rights to exchange 3,294 partnership units in the limited partnership. At our discretion, we converted his partnership units into an equal number of our common shares.  The partnership conversion price is $17.00 per partnership unit.  We accounted for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. After this conversion, we have reserved 20,000 shares of our common stock under this partnership agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Declared	Paid	Declared		Paid
Preferred Stock
Series C	$ 1,636	$ 1,636	$ 1,636		$ 1,636
Series F (1)	—	—	2,240	(2)	4,008
	1,636	1,636	3,876		5,644

Common Stock (3)	26,460	26,460	23,806		23,806

Total	$28,096	$28,096	$27,682		$29,450

(1)          During 2011, we redeemed all of our remaining Series F preferred Stock.

(2)          Includes the accrued and unpaid dividends on the Series F preferred stock up to the redemption date.

(3)          Represents $0.145 per share per month and $0.14 per share per month for the six months ended June 30, 2012 and 2011, respectively.

In July 2012, we declared a monthly cash dividend of $0.145 per share on our common stock for the month of July 2012, payable on July 31, 2012, to stockholders of record on July 23, 2012. In August 2012, we increased the monthly dividend on our common stock to $0.155 per share which is a 6.9% increase from the previous monthly $0.145 per share dividend. We declared a $0.155 per share monthly dividend for the months of August and September 2012, payable on August 31 and September 28, 2012, to stockholders of record on August 23 and September 20, 2012.

Other Equity.  At June 30, 2012 and December 31, 2011, other equity consisted of accumulated comprehensive income of $169,000 and $199,000, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the three months ended June 30, 2012, a total of 25,000 stock options were exercised at a total option value of $595,000 and a total market value on the date of exercise of $831,000. During the six months ended June 30, 2012, including the options exercised above, a total of 35,000 stock options were exercised at a total option value of $746,000 and a total market value on the date of exercise of $1,136,000. No stock options were exercised during the six months ended June 30, 2011.

During the six months ended June 30, 2012 and 2011, no stock options were issued. At June 30, 2012, the total number of stock options that are scheduled to vest through December 31, 2012 is 5,000.  We have no stock options outstanding that are scheduled to vest beyond 2012.  Compensation expense related to the vesting of stock options for each of the three and six months ended June 30, 2012 and 2011 was $4,000 and $8,000, respectively.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2012 is $1,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended June 30, 2012, we granted 8,000 shares of restricted common stock at $31.87 per share.  These shares vest ratably over a three-year period from the grant date. During the six months ended June 30, 2012, excluding the shares granted above, we granted 56,200 shares of restricted common stock at $31.77 per share.  The vesting of these shares are as follows: 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016. During the six months ended June 30, 2011, we granted 6,000 shares of restricted common stock at $28.70 per share.  These shares vest ratably over a three-year period from the grant date.  During the three and six months ended June 30, 2012, we recognized $454,000 and $902,000, respectively, of compensation expense related to the vesting of restricted common stock. During the three and six months ended June 30, 2011, we recognized $359,000 and $713,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.                                    Commitments and Contingencies

During 2011, we purchased four skilled nursing properties with a total of 524 beds. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  At June 30, 2012 and December 31, 2011, the remaining contingent earn-out payments had a fair value of $6,524,000 and $6,305,000, respectively. During the three and six months ended June 30, 2012, we recorded non-cash interest expense of $110,000 and $220,000, respectively, related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities. During the three and six months ended June 30, 2011, we recorded $177,000 of non-cash interest expense related to the earn-out liabilities.

At June 30, 2012, we committed to provide the following capital improvement commitments and investments (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment		Open Commitment	Estimated Yield		Property Type		Properties
$ 100		8/1/12	$ 98		$ 2		(1)	SNF		1
1,700		3/31/13	238	(8)(a)	1,462	9.00%	(2)	SNF		2
8,250		10/11/13	115		8,135	9.00%	(2)	UDP	(6)	—
7,935		12/1/13	150	(8)(b)	7,785	9.25%	(2)	UDP	(5)	—
5,000	(4)	12/31/14	—		5,000		(3)	ALF		37
30		8/31/15	—		30		(1)	EDU		1
$23,015	(7)		$601		$22,414

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

(5)          This commitment is to construct a 60-unit free-standing memory care property in Colorado.

(6)          This commitment is to construct a 120-bed skilled nursing property in Texas.

(7)          In July 2012, we committed to fund $1,700 expiring in July 2014 with an estimated yield of 9.00% for improvements to a SNF property not operated by a major operator.

(8)          In July 2012, we funded the following commitments: (a) $87 and (b) $145.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our loan commitments and investments as of June 30, 2012 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment		Open Commitment	Yield
$2,500	(2)	12/31/12	$2,199	(4)	$301	8.50%
667	(3)	12/31/12	53		614	9.00%
50		3/31/13	20		30	10.00%
750		5/14/14	—		750	12.00%
$ 3,967			$2,272		$1,695

(1)          This commitment is a construction and term loan for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the commitment or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017.

(2)          This commitment is a construction and term loan for capital improvements at a skilled nursing property we own and lease to the borrower. Upon the earlier of the full funding of the commitment or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in May 2018.

(3)          This commitment is a note agreement with our operator of a 60-unit free standing memory care property under development.

(4)          In July 2012, we funded an additional $232 under this commitment.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes Extendicare REIT’s, ALC’s and Brookdale’s financial information as of and for the three months ended March 31, 2012 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available.

	Extendicare REIT(1)	ALC	Brookdale

Current assets	$ 369,848	$ 20,683	$ 297,541
Non-current assets	1,444,716	442,708	4,278,568
Current liabilities	347,660	36,267	687,513
Non-current liabilities	1,388,495	115,644	2,850,780
Stockholders’ equity	78,409	311,480	1,037,816

Gross revenue	517,188	58,978	683,525
Operating expenses	448,790	48,431	656,665
Income (loss) from continuing operations	14,476	5,649	(10,338)
Net income (loss)	49,006	5,649	(10,338)

Cash provided by operations	17,468	11,836	45,693
Cash provided by (used in) investing activities	43,368	(4,777)	(141,392)
Cash (used in) provided by financing activities	(46,209)	(7,032)	106,976

(1) The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 8.3%, or $54,455,000, of our total assets at June 30, 2012 and 12.2% of rental revenue and interest income from mortgage loans recognized as of June 30, 2012.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 8.3%, or $54,501,000, of our total assets at June 30, 2012 and 11.9% of rental revenue and interest income from mortgage loans recognized as of June 30, 2012.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 29 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,721 skilled nursing beds and 49 assisted living units. This represents approximately 8.3%, or $54,364,000, of our total assets at June 30, 2012 and 12.0% of rental revenue and interest income from mortgage loans recognized as of June 30, 2012. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we had a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at December 31, 2011.  During the three months ended June 30, 2012, SHG redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. During the three and six months ended June 30, 2012 and 2011, we recognized $55,000 and $180,000, respectively, and $235,000 and $360,000, respectively, of interest income related to the SHG Senior Subordinated Notes.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and six months ended June 30, 2012, we received $1,095,000 and $2,181,000, respectively, in rental income and recorded $31,000 and $70,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and six months ended June 30, 2011, we received $1,068,000 and $2,127,000, respectively, in rental income and recorded $57,000 and $123,000, respectively, in straight-line rental income from subsidiaries of SHG.  At June 30, 2012 and December 31, 2011, the straight-line rent receivable from subsidiaries of SHG was $3,130,000 and $3,060,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                            Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income from continuing operations	$13,143	$12,361	$26,090	$24,634

Less net income allocated to non-controlling interests	(10)	(48)	(21)	(96)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(91)	(85)	(185)	(174)
Total net income allocated to participating securities	(91)	(85)	(185)	(174)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(1,636)	(3,876)
Preferred stock redemption charge	—	—	—	(3,566)
Total net income allocated to preferred stockholders	(818)	(818)	(1,636)	(7,442)

Income from continuing operations available to common stockholders	12,224	11,410	24,248	16,922

Discontinued operations:
Loss from discontinued operations	(30)	(99)	(61)	(218)
Gain on sale of assets, net	—	—	16	—
Total net loss from discontinued operations	(30)	(99)	(45)	(218)

Net income available to common stockholders	12,194	11,311	24,203	16,704

Effect of dilutive securities:
Convertible preferred securities	—	—	—	—
Net income for diluted net income per share	$12,194	$11,311	$24,203	$16,704

Shares for basic net income per share	30,213	30,135	30,201	28,233
Effect of dilutive securities:
Stock options	45	33	45	31
Convertible preferred securities	—	—	—	—
Shares for diluted net income per share	30,258	30,168	30,246	28,264

Basic net income per share	$0.40	$0.38	$0.80	$0.59
Diluted net income per share (1)	$0.40	$0.37	$0.80	$0.59

(1)          For the three and six months ended June 30, 2012 and 2011, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.       Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings.  We have not elected the fair market value option for any of our financial assets or financial liabilities.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of June 30, 2012 and December 31, 2011 assuming election of the fair market value option (in thousands):

	At June 30, 2012			At December 31, 2011
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$49,362	$56,859	(1)	$53,081	$61,844	(1)
Marketable debt securities	—	—		6,485	6,500	(2)
Bonds payable	2,635	2,635	(3)	3,200	3,200	(3)
Bank borrowings	68,000	68,000	(3)	56,000	56,000	(3)
Senior unsecured notes	100,000	104,291	(4)	100,000	101,223	(4)
Earn-out liabilities	6,524	6,524	(5)	6,305	6,305	(5)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2012 and December 31, 2011 was 6.0%.

(2)          Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities as of December 31, 2011 was 100.0%. During the six months ended June 30, 2012, these marketable debt securities were redeemed at par value. See Note 4. Marketable Securities for further discussion.

(3)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at June 30, 2012 and December 31, 2011 based upon prevailing market interest rates for similar debt arrangements.

(4)          Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At June 30, 2012 the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2019 and 4.3% for those maturing in year 2021.  At December 31, 2011, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.8% for all maturity dates.

(5)          Our contingent obligation under the earn-out liabilities is classified as Level 3. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk-free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants.  At June 30, 2012 and December 31, 2011, the discount rate used to value our future cash outflow of the earn-out liability was 6.7% and 6.8%, respectively.

12.                            Subsequent Events

Subsequent to June 30, 2012 the following events occurred.

We purchased a 90-bed skilled nursing property located in Texas for an aggregate purchase price of $6,500,000.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.7%. Additionally, we purchased two

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

144-bed skilled nursing properties located in Ohio for an aggregate purchase price of $54,000,000.  Simultaneous with the purchase, we leased the properties to an unrelated third-party operator at a GAAP yield of 10.1%. The initial term of the lease is 15 years with two 5-year renewal options and annual rent escalations of the lesser of i) 2.25% for the first seven years and 2.50% for the remainder of the term or ii) a calculation based on the consumer price index.

We received $493,000 plus accrued interest related to the early payoff of a mortgage loan secured by a skilled nursing property with 118 beds located in Texas.

We entered into a new 10-year lease of an existing skilled nursing property in California whose lease term had expired.  The operator remained the same. The lease contains provisions for a 2.5% annual escalation of minimum rent and a capital improvement allowance in the amount of $1,700,000.  The capital allowance commitment expires in July 2014 and includes interest compounded at 9% on each disbursement made from the disbursement date until either the final distribution of the commitment or the commitment expiration date. Upon final distribution or expiration of the capital improvement commitment, minimum rent increases by the total commitment funded multiplied by 9%.

We funded the following capital improvement commitments and investments (dollar amounts in thousands):

Commitment	Expiration Date	Funded in July 2012	Used Commitment	Open Commitment	Estimated Yield		Property Type	Properties	Major Operator
$1,700	3/31/13	$ 87	$325	$1,375	9.00%	(1)	SNF	2	N/A
7,935	12/1/13	145	295	7,640	9.25%	(1)	UDP(2)	—	N/A
$9,635		$232	$620	$9,015

(1)          Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)          This commitment is to construct a 60-unit free-standing memory care property on a vacant parcel of land in Colorado.

We funded the following loan commitments and investments (dollar amounts in thousands):

Commitment	Expiration Date	Funded in July 2012	Used Commitment	Open Commitment	Yield	Property Type	Properties	Major Operator
$2,500 (1)	12/31/12	$232	$2,431	$69	8.50%	Other	2	N/A

(1)          This commitment is a construction and term loan for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the commitment or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017.

We sold 12-year senior unsecured notes in the aggregate amount of $85,800,000 to a group of institutional investors in a private placement transaction. The notes bear interest at 5.03%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17,160,000 in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions.

We repaid $62,000,000 and borrowed $29,500,000 under our Unsecured Credit Agreement.  Accordingly, we had $35,500,000 outstanding under our Unsecured Credit Agreement with $204,500,000 available for borrowing.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We declared a monthly cash dividend of $0.145 per share on our common stock for the month of July 2012, payable on July 31, 2012, to stockholders of record on July 23, 2012. We increased the monthly dividend on our common stock to $0.155 per share which is a 6.9% increase from the previous monthly $0.145 per share dividend. We declared a $0.155 per share monthly dividend for the months of August and September 2012, payable on August 31 and September 28, 2012, to stockholders of record on August 23 and September 20, 2012.

Our Board of Directors terminated our share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.

Our remaining limited partner exercised his conversion rights to exchange 3,294 partnership units in the limited partnership. At our discretion, we converted his partnership units into an equal number of our common shares.  The partnership conversion price is $17.00 per partnership unit.  We accounted for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. After this conversion, we have reserved 20,000 shares of our common stock under this partnership agreement.

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  We have begun an initiative to develop purpose built, free-standing memory care properties designed to attract private-pay residents requiring dementia care services. In the second quarter of 2012, senior housing and long term healthcare properties comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our direct real estate investment portfolio which consists of properties that we own or on which we hold promissory notes secured by first mortgages as of June 30, 2012 (dollar amounts in thousands):

			Six Months Ended June 30, 2012		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income (1)	Interest Income (2)	of Revenues (3)	of Properties (4)	SNF Beds(5)	ALF Units(5)	ILF Units(5)
Skilled Nursing	$402,093	50.7%	$20,790	$1,511	49.5%	87	10,137	—	—
Assisted Living	308,534	38.9%	16,546	1,277	39.6%	102	—	4,365	—
Other Senior Housing (6)	67,685	8.5%	3,915	175	9.1%	14	913	330	423
Schools	12,236	1.5%	796	—	1.8%	2	—	—	—
Under Development(7)	2,995	0.4%	—	—	0.0%	—	—	—	—
Totals	$793,543	100.0%	$42,047	$2,963	100.0%	205	11,050	4,695	423

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

(7)          We have two properties under development: 120-bed skilled nursing property in Texas which will replace an existing 90-bed skilled nursing property we own and 60-unit free-standing memory care property in Colorado.

As of June 30, 2012 we had $605.7 million in carrying value of net real estate investments, consisting of $556.3 million or 91.8% invested in owned properties and properties under development and $49.4 million or 8.2% invested in mortgage loans secured by first mortgages.

Subsequent to June 30, 2012, we purchased a 90-bed skilled nursing property located in Texas for an aggregate purchase price of $6.5 million.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.7%. We also purchased two 144-bed skilled nursing properties located in Ohio for an aggregate purchase price of $54.0 million.  Simultaneous with the purchase, we leased the properties to an unrelated third-party operator at a GAAP yield of 10.1%. The initial term of the lease is 15 years with two 5-year renewal options and annual rent escalations of the lesser of i) 2.25% for the first seven years and 2.50% for the remainder of the term or ii) a calculation based on the consumer price index.

For the six months ended June 30, 2012, rental income and interest income from mortgage loans represented 91.9% and 6.5%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved. For the six months ended June 30, 2012, we recorded $1.3 million in straight-line rental income and $16,000 of straight-line rent receivable reserve. At June 30, 2012, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $25.1 million.

For leases in place at June 30, 2012 and the new leases from the properties acquired subsequent to June 30, 2012, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.1 million for projected annual 2012 to $2.4 million for projected annual 2013 and, conversely, our cash rental income is projected to increase from $84.6 million for projected annual 2012 to $89.8 million for projected annual 2013.  During the six months ended June 30, 2012, we received $41.0 million of cash rental revenue and recorded amortization of lease inducement cost of $0.3 million. Many of our existing leases contain renewal options that could renew above or below current rent rates. For the six months ended June 30, 2012, we had no lease renewals.

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

•                 We have begun an initiative to develop purpose built, free-standing memory care properties designed to attract private-pay residents requiring dementia care services. Memory care facilities offer specialized options for seniors with Alzheimer’s disease and other forms of dementia.  Purpose built, free-standing memory care facilities offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities.  Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities.  Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

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

At June 30, 2012, we had $10.3 million of cash on hand, $172.0 million available under our $240.0 million Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement. Subsequent to June 30, 2012, we sold $85.8 million aggregate principal amount of 5.03% senior unsecured term notes in a private placement transaction. The notes have a 12-year maturity and a 10-year average life. We used the proceeds to paydown our unsecured line of credit and to fund acquisitions. Additionally, we have the ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators.  Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 29, 2011, CMS issued its final rule updating Medicare skilled nursing facility rates for fiscal year 2012, which began on October 1, 2011.  Under the final rule, average rates have been reduced by 11.1%, or $3.87 billion, compared to fiscal year 2011 levels. CMS has stated that the rate reduction is needed to recalibrate skilled nursing facility payment rates to correct what CMS characterizes as an “unintended spike” in payments in fiscal year 2011, when CMS implemented the Resource Utilization Groups, version four (or RUG-IV) patient classification system.  Although CMS intended implementation of RUG-IV to be budget-neutral, CMS has taken the position that claims under the updated system show a significant increase in Medicare expenditures, in part because the proportion of patients grouped in the highest-paying RUG therapy categories greatly exceeded CMS expectations.  CMS is applying a 12.6% recalibration reduction, which is partially offset by a 1.7% standard rate update (which represents a 2.7% market basket update reduced by a 1.0 percentage point “multifactor productivity adjustment” mandated by the Affordable Care Act). In addition, on July 11, 2012, CMS published a proposed rule that would, among other things, codify provisions of section 3201 of the Middle Class Tax Extension and Job Creation Act of 2012 that requires reductions in bad debt reimbursement to all providers, suppliers, and other entities eligible to receive bad debt reimbursement.  These reductions will gradually reduce the amount Medicare skilled nursing facilities can claim as bad debt to 65% of allowable bad debt by fiscal year 2015. There can be no assurance that this rule or any future reductions in Medicare skilled nursing facility payment rates would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.   Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including initiatives targeting long-term care services for Medicaid and Medicare-Medicaid dual eligible beneficiaries. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

Key Transactions

During the three months ended June 30, 2012, we purchased a vacant parcel of land in Colorado for $1.9 million. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $7.9 million to fund the construction of a 60-unit free-standing memory care property.  Rent under the lease will begin upon the earlier of project completion or the improvement deadline of August 1, 2013.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has an 11-year initial term, four 5-year renewal options and annual escalations of 2.5%.

Additionally, during the three months ended June 30, 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240.0 million with the opportunity to increase the credit amount up to a total of $350.0 million. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage ratios at June 30, 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 25 basis points.

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

	Period Ended
	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11
Asset mix:
Real property	$743,297	$740,951	$725,031	$690,458	$679,806
Loans receivable	50,246	53,282	54,002	54,987	56,355

Investment asset mix:
Skilled nursing properties	$402,093	$404,721	$389,458	$357,271	$348,195
Assisted living properties	308,534	308,647	308,757	308,680	308,785
Other senior housing properties (1)	67,685	67,742	67,732	67,302	67,011
Schools	12,236	12,229	12,192	12,192	12,170
Under Development (2)	2,995	894	894	—	—

Operator asset mix:
Extendicare (ALC)	$ 88,034	$ 88,034	$ 88,034	$ 88,034	$ 88,034
Preferred Care, Inc. (3)	85,075	85,245	88,309	88,471	88,324
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	536,224	536,744	518,480	484,730	475,593

Geographic mix:
Texas	$222,964	$223,245	$207,760	$191,965	$182,317
Florida	67,859	70,150	70,217	70,282	70,345
Ohio	56,804	56,804	56,804	56,804	56,804
California	51,701	51,916	52,036	34,653	34,767
New Mexico	49,114	48,876	48,876	48,876	48,876
Remaining states	345,101	343,242	343,340	342,865	343,052

(1)          Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(2)          We have two properties under development: 120-bed skilled nursing property in Texas which will replace an existing 90-bed skilled nursing property we own and 60-unit free-standing memory care property in Colorado.

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

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios.  Our leverage ratios include debt to gross asset value and debt to market capitalization.  The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long term obligations.  Our coverage ratios include interest coverage ratio and fixed charge coverage ratio.  The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends).  The coverage ratios are based on adjusted earnings before gain on sale of real estate, interest, taxes, depreciation and amortization (or Adjusted EBITDA).  Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies.  The following table reflects the recent historical trends for our credit strength measures:

	Six Months Ended		Quarter Ended
	6/30/12		6/30/12		3/31/12		12/31/11		9/30/11		6/30/11

Debt to gross asset value	20.3%		20.3%	(1)	20.9%	(4)	19.3%	(4)	16.6%	(4)	15.7%
Debt & Preferred Stock to gross asset value	24.8%		24.8%	(1)	25.5%	(4)	24.0%	(4)	21.5%	(4)	20.7%

Debt to market capitalization ratio	13.0%		13.0%	(2)	14.8%	(4)	14.0%		14.0%	(5)	12.2%
Debt & Preferred Stock to market capitalization ratio	15.9%		15.9%	(2)	18.0%	(4)	17.4%	(2)	18.1%	(5)	16.0%

Interest coverage ratio(7)	10.1	x	10.2x	(3)	9.9x		9.9x	(6)	10.7x	(6)	12.2x
Fixed charge coverage ratio(7)	7.2	x	7.3x	(3)	7.1x	(3)	7.0x	(6)	7.3x	(6)	8.0x

(1)         Decrease primarily due to the decrease in outstanding debt.

(2)         Decrease primarily due to the increase in market capitalization.

(3)         Increase primarily due to additional income generated from acquisitions.

(4)         Increase primarily due to the increase in outstanding debt.

(5)         Increase primarily due to the increase in outstanding debt and by the decrease in market capitalization.

(6)         Decrease primarily due to the increase in interest expense due to increased bank borrowing and the $50.0 million of 4.80% senior unsecured term notes, the increase in debt issue costs related to the new $210.0 million Unsecured Credit Agreement and the non-cash interest related to the contingent earn-out liabilities.

(7)         In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  Adjusted EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

	Six Months Ended	Quarter Ended
	6/30/12	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11
Net income	$26,045	$13,113	$12,932	$12,604	$12,423	$12,262
Less: Gain on sale	(16)	—	(16)	—	—	—
Add: Interest expense	4,037	2,004	2,033	1,993	1,794	1,543
Add: Depreciation and amortization — continuing & discontinued operations	10,536	5,369	5,167	5,141	4,974	4,987
Total Adjusted EBITDA	$40,602	$20,486	$20,116	$19,738	$19,191	$18,792
Interest expense	$ 4,037	$ 2,004	$ 2,033	$ 1,993	$ 1,794	$ 1,543
Interest coverage ratio	10.1x	10.2x	9.9x	9.9x	10.7x	12.2x
Interest expense	$ 4,037	$ 2,004	$ 2,033	$ 1,993	$ 1,794	$ 1,543
Preferred stock dividends (excludes preferred stock redemption charge)	1,636	818	818	818	818	818
Total fixed charges	$ 5,673	$ 2,822	$ 2,851	$ 2,811	$ 2,612	$ 2,361

Fixed charge coverage ratio	7.2x	7.3x	7.1x	7.0x	7.3x	8.0x

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

Operating Results

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenues for the three months ended June 30, 2012 increased to $23.1 million from $21.2 million for the same period in 2011 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the three months ended June 30, 2012 increased $1.8 million from the same period in 2011 primarily due to increases resulting from acquisitions.

Interest income from mortgage loans for the three months ended June 30, 2012 decreased $0.2 million from the same period in 2011 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income for the three months ended June 30, 2012 increased $0.3 million from the same period in 2011 primarily due to a bankruptcy settlement distribution related to Sunwest Management, Inc. (or Sunwest) partially offset by a decrease in interest income resulting from the Skilled Healthcare Group bond redemption.

Interest expense for the three months ended June 30, 2012 was $0.5 million higher than the same period in 2011 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes in July 2011.

Depreciation and amortization expense for the three months ended June 30, 2012 increased $0.5 million from the same period in 2011 primarily due to acquisitions and capital improvement investments.

Acquisition costs for the three months ended June 30, 2012 increased $0.1 million from the same period in 2011 primarily due to consulting fees relating the structure of new development projects and timing of transactions.

Operating and other expenses for the three months ended June 30, 2012 increased $0.1 million from the same period in 2011 primarily due to additional expenses related to four new employees hired in 2011.

For the three months ended June 30, 2012 and 2011, net loss from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  During the six months ended June 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the three months ended June 30, 2012 increased $0.9 million from the same period in 2011 primarily due the changes previously described above.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenues for the six months ended June 30, 2012 increased to $45.7 million from $41.4 million for the same period in 2011 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the six months ended June 30, 2012 increased $4.5 million from the same period in 2011 primarily due to increases resulting from acquisitions and capital improvement investments.

Interest income from mortgage loans for the six months ended June 30, 2012 decreased $0.3 million from the same period in 2011 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income for the six months ended June 30, 2012 increased $0.1 million from the same period in 2011 primarily due to interest received from new construction and term loans and $0.3 million relating to the Sunwest bankruptcy settlement distribution partially offset by a decrease in interest income resulting from the Skilled Healthcare Group bond redemption.

Interest expense for the six months ended June 30, 2012 was $1.4 million higher than the same period in 2011 primarily due to the sale of $50.0 million aggregate principal of senior unsecured notes in July 2011, higher average amounts outstanding under our unsecured line of credit and the non-cash interest related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.

Depreciation and amortization expense for the six months ended June 30, 2012 increased $1.2 million from the same period in 2011 primarily due to acquisitions and capital improvement investments.

Acquisition costs for the six months ended June 30, 2012 were comparable to the same period in 2011.

Operating and other expenses for the six months ended June 30, 2012 increased $0.2 million from the same period in 2011 primarily due to additional expenses related to four new employees hired in 2011.

For the six months ended June 30, 2012 and 2011, net loss from discontinued operations included the financial results from properties disposed or classified as held-for-sale.  During the  six months ended June 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000.  Properties classified as held-for-sale include a 140-unit independent living property located in Texas that we acquired via foreclosure from Sunwest in 2008. This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the six months ended June 30, 2012 increased $7.5 million from the same period in 2011 primarily due to the decrease in income allocated to preferred stockholders resulting from a 2011 preferred stock redemption and associated charge of $3.6 million which is the Series F preferred stock original issue discount and by the changes previously described above.

Funds From Operations

Funds from Operations (or FFO) for the three months ended June 30, 2012 increased 7.8% to $17.6 million from $16.3 million for the same period in 2011.  FFO for the six months ended June 30, 2012 increased 32.5% to $34.7 million from $26.2 million for the same period in 2011.

FFO available to common stockholders, basic FFO available to common stockholders per share and diluted FFO available to common stockholders per share are supplemental measures of a REIT’s financial performance that are not defined by U.S. GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with U.S. GAAP assumes that the value of real estate assets diminishes predictably over time.  We believe that by excluding the effect of historical cost depreciation, which may be of limited relevance in evaluating current performance, FFO facilitates comparisons of operating performance between periods.

We use FFO as a supplemental performance measurement of our cash flow generated by operations.  FFO does not represent cash generated from operating activities in accordance with U.S. GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income available to common stockholders.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (or NAREIT). FFO, as defined by NAREIT, means net income available to common stockholders (computed in accordance with U.S. GAAP) excluding gains or losses on the sale of real estate and impairment write-downs of depreciable real estate plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Our calculation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that have a different interpretation of the current NAREIT definition from us; therefore, caution should be exercised when comparing our FFO to that of other REITs.

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common stockholders	$12,194	$11,311	$24,203	$16,704
Add: Depreciation and amortization (including continuing and discontinued operations)	5,369	4,987	10,536	9,508
Less: Gain on sale of real estate, net	—	—	(16)	—
FFO available to common stockholders	$17,563	$16,298	$34,723	$26,212

FFO available to common stockholders per share:
Basic	$0.58	$0.54	$1.15	$0.93
Diluted	$0.57	$0.53	$1.13	$0.92

Weighted average shares used to calculate FFO per share:
Basic	30,213	30,135	30,201	28,233
Diluted	32,488	32,483	32,479	30,584

Liquidity and Capital Resources

Operating Activities.  At June 30, 2012, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $743.3 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $50.2 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 87 skilled nursing properties, 102 assisted living properties, 14 other senior housing properties, two schools and two parcel of land under development.  These properties are located in 30 states.  Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  For the six months ended June 30, 2012, we had net cash provided by operating activities of $36.8 million.

For the six months ended June 30, 2012 we recorded $1.3 million in straight-line rental income and a reserve of $16,000 on our straight-line rent receivable.  Subsequent to June 30, 2012, we acquired three skilled nursing properties for an aggregate purchase price of $60.5 million, as described below. For leases in place at June 30, 2012 and the new leases from properties acquired subsequent to June 30, 2012, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.1 million for projected annual 2012 to $2.4 million for projected annual 2013 and, conversely, our cash rental income is projected to increase from $84.6 million for projected annual 2012 to $89.8 million for projected annual 2013.  During the six months ended June 30, 2012 we received $41.0 million of cash rental revenue and recorded $0.3 million of amortized lease inducement cost. At June 30, 2012, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $25.1 million.

Investing and Financing Activities.  For the six months ended June 30, 2012, we used $11.5 million of cash for investing activities.  During the six months ended June 30, 2012, we received $1.4 million in regularly scheduled principal payments on our mortgage loans. During the six months ended June 30, 2012, we received $2.4 million plus accrued interest related to the early payoff of two mortgage loans secured by two skilled nursing properties.

During the six months ended June 30, 2012, we purchased a vacant parcel of land in Colorado for $1.9 million. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $7.9 million to fund the construction of a 60-unit free-standing memory care property.  Rent under the lease will begin upon the earlier of project completion or the improvement deadline of August 1, 2013.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has an 11-year initial term, four 5-year renewal options and annual escalations of 2.5%.

During the six months ended June 30, 2012, we purchased a 144-bed skilled nursing property located in Texas for an aggregate purchase price of $18.6 million.  Simultaneous with the purchase, we added the property to an existing master lease with a third party operator at an incremental GAAP yield of 10.7%. Additionally, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000.  This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale.

Subsequent to June 30, 2012, we purchased a 90-bed skilled nursing property located in Texas for an aggregate purchase price of $6.5 million.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.7%. We also purchased two 144-bed skilled nursing properties located in Ohio for an aggregate purchase price of $54.0 million.  Simultaneous with the purchase, we leased the properties to an unrelated third-party operator at a GAAP yield of 10.1%. The initial term of the lease is 15 years with two 5-year renewal options and annual rent escalations of the lesser of i) 2.25% for the first seven years and 2.50% for the remainder of the term or ii) a calculation based on the consumer price index.

Also, during the six months ended June 30, 2012, we invested $0.5 million at an average yield of 9.1%, under agreements to expand and renovate four existing properties with two operators and to construct two properties with two different operators.  We also invested $0.1 million in capital improvements to two existing properties under two lease agreements whose rental rates already reflected these investments.

During the six months ended June 30, 2012, we received $0.2 million in principal payments on notes receivable. Additionally, we funded $2.0 million on two construction and term loans. One is an 8.5% construction and term loan in which we committed to provide up to $2.5 million for capital improvements at two senior housing properties we own and lease to the borrower. Upon the earlier of the full funding of the $2.5 million or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in November 2017. The other is a 9.0% construction and term loan in which we committed to provide up to $0.7 million for capital improvements at one skilled nursing property we own and lease to the borrower. Upon the earlier of the full funding of the $0.7 million or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in May 2018. At June 30, 2012, we had six notes receivable outstanding with a carrying value of $2.6 million at a weighted average interest rate of 8.6%.

During the six months ended June 30, 2012, we received $6.5 million plus accrued interest related to Skilled Healthcare Group, Inc.’s (or SHG) redemption of their outstanding Senior Subordinated Notes. The Senior Subordinated Notes had a face rate of 11.0% and an effective rate of 11.1%.

For the six months ended June 30, 2012, we used $19.5 million of cash in financing activities.  During the six months ended June 30, 2012, we paid $0.6 million in scheduled principal payments on bonds payable. Subsequent to June 30, 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85.8 million to a group of institutional investors in a private placement transaction. The notes bear interest at 5.03%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17.2 million in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions.

During the six months ended June 30, 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240.0 million with the opportunity to increase the credit amount up to a total of $350.0 million. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage ratios at June 30, 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 25 basis points. During the six months ended June 30, 2012, we borrowed $23.0 million and repaid $11.0 million under our Unsecured Credit Agreement.  Accordingly, at June 30, 2012, we had $68.0 million outstanding and $172.0 million available for borrowing. At June 30, 2012, we were in compliance with all our covenants. Subsequent to June 30, 2012, we repaid $62.0 million and borrowed $29.5 million under our Unsecured Credit Agreement. As a result, we had $35.5 million outstanding under our Unsecured Credit Agreement with $204.5 million available for borrowing as of July 30, 2012.

During the six months ended June 30, 2012, two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 22,000 partnership units in the limited partnership.  Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash.  We paid the limited partners $2.8 million, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1.2 million. We accounted for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement.  Accordingly, the $1.2 million excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. At June 30, 2012, we had reserved 23,294 shares of our common stock under this partnership agreement. At June 30, 2012, the carrying value and market value of the partnership conversion rights was $0.4 million and $0.8 million, respectively.

Subsequent to June 30, 2012, our remaining limited partner exercised his conversion rights to exchange 3,294 partnership units in the limited partnership. At our discretion, we converted his partnership units into an equal number of our common shares.  The partnership conversion price is $17.00 per partnership unit.  We accounted for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. After this conversion, we have reserved 20,000 shares of our common stock under this partnership agreement.

During the six months ended June 30, 2012, a total of 35,000 stock options were exercised at a total option value of $0.7 million and a total market value on the date of exercise of $1.1 million. No stock options were issued during the six months ended June 30, 2012. We granted 56,200 shares of restricted common stock at $31.77 per share and 8,000 shares of restricted common stock at $31.87 per share during the six months ended June 30, 2012. The vesting of these shares are as follows: 8,000 shares vest ratably over a three-year period from the grant date, 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016.  During the six months ended June 30, 2012, we recognized $8,000 and $0.9 million of compensation expense related to the vesting of stock options and restricted common stock, respectively.

We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $1.6 million.  Additionally, we declared and paid cash dividends on our common stock totaling $26.5 million.  In July 2012, we declared a monthly cash dividend of $0.145 per share on our common stock for the month of July 2012, payable on July 31, 2012, to stockholders of record on Jul 23, 2012. In August 2012, we increased the monthly dividend on our common stock to $0.155 per share which is a 6.9% increase from the previous monthly $0.145 per share dividend. We declared a $0.155 per share monthly dividend for the months of August and September 2012, payable on August 31 and September 28, 2012, to stockholders of record on August 23 and September 20, 2012.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the six months ended June 30, 2012, we did not sell shares of common stock under our equity distribution agreement. At June 30, 2012, we had $64.6 million available under this equity distribution agreement.

Our Board of Directors authorized a share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.  This authorization does not expire until 5,000,000 shares of our equity securities have been repurchased or the Board of Directors terminates its authorization.  During the six months ended June 30, 2012, we did not purchase shares of our equity securities.  At June 30, 2012, we had an open Board authorization to purchase an additional 3,360,237 shares in total of equity securities. Subsequent to June 30, 2012, our Board terminated this share repurchase program.

Available Shelf Registration. Our shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At June 30, 2012, we had availability of $167.6 million under our effective shelf registration.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2012, only $2.6 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At June 30, 2012, we had $10.3 million of cash on hand, $172.0 million available under our $240.0 million Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement. Subsequent to June 30, 2012, we sold $85.8 million aggregate principal amount of 5.03% senior unsecured term notes in a private placement transaction. The notes have a 12-year maturity and a 10-year average life. We used the proceeds to paydown our unsecured line of credit and to fund acquisitions. Additionally, we have the ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2012.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

3.2                              Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1                       First Amendment to Credit Agreement dated as of May 25, 2012 among LTC Properties, Inc. and the Guarantors party thereto and Bank of Montreal, Chicago Branch as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, and Key Bank National Association, as Syndication Agent, and KeyBanc Capital Markets, Inc., as Co-Lead Arranger and Joint Book Runner (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated May 30, 2012)

10.2                       Amendment to Amended and Restated Note Purchase and Private Shelf Agreement dated May 25, 2012 (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Current Report on Form 8-K dated May 30, 2011)

10.3                       Note Purchase Agreement dated July 19, 2012

31.1                       Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                       Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 7, 2012	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)