Form 10-Q
period 2012-09-30
LTC PROPERTIES INC
filed 2012-11-08
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding on November 1, 2012 was 30,498,068.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2012

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
Real estate investments:
Land	$ 63,121	$ 57,392
Buildings and improvements	742,638	664,758
Accumulated depreciation and amortization	(192,895)	(176,546)
Net operating real estate property	612,864	545,604
Properties held-for-sale, net of accumulated depreciation and amortization: 2012 — $0; 2011 — $1,650	—	1,231
Net real estate property	612,864	546,835
Mortgage loans receivable, net of allowance for doubtful accounts: 2012 — $873; 2011 — $921	48,268	53,081
Real estate investments, net	661,132	599,916

Other assets:
Cash and cash equivalents	8,274	4,408
Debt issue costs, net	3,218	2,301
Interest receivable	1,035	1,494
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2012 — $1,545; 2011 — $1,519	25,945	23,772
Prepaid expenses and other assets	7,222	7,904
Notes receivable	3,007	817
Marketable securities (2)	—	6,485
Total assets	$709,833	$647,097

LIABILITIES
Bank borrowings	$ 35,500	$ 56,000
Senior unsecured notes	185,800	100,000
Bonds payable	2,635	3,200
Accrued interest	2,320	1,356
Earn-out liabilities	6,634	6,305
Accrued expenses and other liabilities	12,054	11,440
Accrued expenses and other liabilities related to properties held-for-sale	—	86
Total liabilities	244,943	178,387

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2012 — 2,000; 2011 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized;(3) shares issued and outstanding: 2012 —30,498; 2011 — 30,346	305	303
Capital in excess of par value	509,431	507,343
Cumulative net income	711,262	672,743
Other	160	199
Cumulative distributions	(795,117)	(752,340)
Total LTC Properties, Inc. stockholders’ equity	464,541	466,748

Non-controlling interests	349	1,962
Total equity	464,890	468,710
Total liabilities and equity	$709,833	$647,097

(1)             On September 30, 2012 and December 31, 2011, we had $3,160 and $3,060 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)             At December 31, 2011, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(3)             During the three months ended September 30, 2012, our charter was amended to increase the number of authorized shares of common stock from 45,000 to 60,000 shares.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income (1)	$22,295	$19,620	$64,342	$57,139
Interest income from mortgage loans	1,398	1,582	4,361	4,851
Interest and other income (2)	96	229	818	876
Total revenues	23,789	21,431	69,521	62,866
Expenses:
Interest expense	2,988	1,794	7,025	4,441
Depreciation and amortization	5,925	4,949	16,461	14,407
Acquisition costs	205	60	387	225
Operating and other expenses	2,167	2,180	7,115	6,879
Total expenses	11,285	8,983	30,988	25,952

Income from continuing operations	12,504	12,448	38,533	36,914
Discontinued operations:
Loss from discontinued operations	—	(25)	—	(75)
Gain on sale of assets, net	—	—	16	—
Net (loss) gain from discontinued operations	—	(25)	16	(75)
Net income	12,504	12,423	38,549	36,839

Income allocated to non-controlling interests	(9)	(48)	(30)	(144)
Net income attributable to LTC Properties, Inc.	12,495	12,375	38,519	36,695

Income allocated to participating securities	(94)	(85)	(279)	(259)
Income allocated to preferred stockholders	(818)	(818)	(2,454)	(8,260)
Net income available to common stockholders	$11,583	$11,472	$35,786	$28,176

Basic earnings per common share
Continuing operations	$0.38	$0.38	$1.18	$0.98
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income available to common stockholders	$0.38	$0.38	$1.18	$0.98

Diluted earnings per common share
Continuing operations	$0.38	$0.38	$1.18	$0.98
Discontinued operations	$0.00	$0.00	$0.00	($0.01)
Net income available to common stockholders	$0.38	$0.38	$1.18	$0.97

Weighted average shares used to calculate earnings per common share
Basic	30,253	30,137	30,219	28,874
Diluted	30,293	30,156	30,263	28,902

(1)         During the three and nine months ended September 30, 2012, we received $1,095 and $3,275, respectively, in rental income and recorded $31 and $101, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and nine months ended September 30, 2011, we received $1,068 and $3,196, respectively, in rental income and recorded $57 and $181, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)             During the three and nine months ended September 30, 2012, we recognized $0 and $235, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  During three and nine months ended September 30, 2011, we recognized $180 and $540, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$12,504	$12,423	$38,549	$36,839
Reclassification adjustment	(9)	(15)	(40)	(45)
Comprehensive income	12,495	12,408	38,509	36,794
Comprehensive income allocated to non-controlling interests	(9)	(48)	(30)	(144)
Comprehensive income attributable to LTC Properties, Inc.	$12,486	$12,360	$38,479	$36,650

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$38,549	$36,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization — continuing and discontinued operations	16,461	14,482
Stock-based compensation expense	1,355	1,095
Gain on sale of assets, net	(16)	—
Straight-line rental income (1)	(2,199)	(2,766)
Recovery from doubtful accounts	(23)	(16)
Non-cash interest related to earn-out liabilities	330	354
Other non-cash items, net	991	991
Increase in accrued interest payable	964	339
Decrease in interest receivable	397	223
Net change in other assets and liabilities	602	121
Net cash provided by operating activities	57,411	51,662

INVESTING ACTIVITIES:
Investment in real estate properties, net	(80,982)	(66,450)
Investment in real estate capital improvements, net	(2,612)	(2,456)
Proceeds from sale of real estate investments, net	1,248	—
Principal payments received on mortgage loans receivable	4,856	4,986
Proceeds from redemption of marketable securities	6,500	—
Advances under notes receivable	(2,461)	—
Principal payments received on notes receivable	273	544
Net cash used in investing activities	(73,178)	(63,376)

FINANCING ACTIVITIES:
Bank borrowings	52,500	138,000
Repayment of bank borrowings	(73,000)	(147,300)
Proceeds from issuance of senior unsecured notes	85,800	50,000
Principal payments on bonds payable	(565)	(530)
Debt issue costs	(1,418)	(2,208)
Proceeds from common stock offering	—	103,631
Distributions paid to stockholders	(42,777)	(43,011)
Stock option exercises	1,926	—
Redemption of preferred stock	—	(88,413)
Redemption of non-controlling interests	(2,764)	—
Distributions paid to non-controlling interests	(69)	(144)
Net cash provided by financing activities	19,633	10,025

Increase (decrease) in cash and cash equivalents	3,866	(1,689)
Cash and cash equivalents, beginning of period	4,408	6,903
Cash and cash equivalents, end of period	$ 8,274	$ 5,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 5,560	$ 3,528
Non-cash investing and financing transactions:
Redemption of non-controlling interests	56	—

(1)          During the nine months ended September 30, 2012 and 2011, we recorded $101 and $181, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992.  We invest primarily in senior housing and long term care properties through property lease transactions, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes.   Our primary objectives are to sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof. Additionally, we develop purpose built, free-standing memory care properties designed to attract private-pay residents requiring dementia care services. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

The unaudited consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC) and reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2012 and 2011.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for a full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for disposed properties or classified as held-for-sale. A 140-bed skilled nursing property located

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

in Texas for $1,248,000 was sold during the nine months ended September 30, 2012. We reclassified a 140-unit independent living property located in Texas from held-for-sale to held-for-use. The expenses, which were not recognized during the held-for-sale period, were recognized at the date of reclassification. This resulted in an increase of depreciation expense of $285,000.  Due to the market conditions, the timing of the ultimate disposal of this property is uncertain. These adjustments are normal and recurring in nature.

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

2.                                    Real Estate Investments

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2012 (dollar amounts in thousands):

							Average
		Percentage		Number	Number of		Investment
	Gross	of	Number	of	SNF	ALF	per
Type of Property	Investments	Investments	of Loans	Properties (1)	Beds	Units	Bed/Unit
Skilled Nursing	$23,780	48.4%	18	18	1,994	—	$11.93
Assisted Living	22,438	45.7%	9	14	—	424	52.92
Other Senior Housing (2)	2,923	5.9%	1	1	99	74	16.90
Totals	$49,141	100.0%	28	33	2,093	498

(1)          We have investments in 12 states that include mortgages to 12 different operators.

(2)          Other senior housing consists of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

At September 30, 2012, the mortgage loans had interest rates ranging from 10.0% to 14.2% and maturities ranging from 2012 to 2019.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended September 30, 2012, we received a notice of prepayment from a borrower who holds seven mortgage loans secured by seven assisted living properties with a weighted average interest rate of 12.1%. We expect to receive a total of $15,157,000 plus accrued interest on or about November 24, 2012 related to this payoff. We intend to use the proceeds to partially repay amounts outstanding under our Unsecured Credit Agreement.

During the three months ended September 30, 2012, we received $621,000 in regularly scheduled principal payments and $483,000 plus accrued interest related to the early payoff of a mortgage loan secured by a 118-bed skilled nursing property. During the nine months ended September 30, 2012, we received $2,010,000 in regularly scheduled principal payments and $2,846,000 plus accrued interest related to the early payoff of three mortgage loans secured by three skilled nursing properties. During the nine months ended September 30, 2011, we received $2,429,000 in regularly scheduled principal payments and we received $2,557,000 plus accrued interest related to the payoff of three mortgage loans secured by one assisted living property and five skilled nursing properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2012 (dollar amounts in thousands):

				Number of			Average
			Number				Investment
	Gross	Percentage of	of	SNF	ALF	ILF	per
Type of Property	Investments	Investments	Properties (1)	Beds	Units	Units	Bed/Unit
Skilled Nursing	$438,135	54.4%	71	8,403	—	—	$52.14
Assisted Living	285,981	35.5%	88	—	3,941	—	72.57
Other Senior Housing (2)	64,704	8.0%	13	814	256	423	43.34
School	12,268	1.5%	2	—	—	—	N/A
Under Development (3)	4,671	0.6%	—	—	—	—	N/A
Totals	$805,759	100.0%	174	9,217	4,197	423

(1)          We have investments in 25 states leased to 32 different operators.

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

(iii)           as a percentage of facility net patient revenues in excess of base amounts; or

(iv)          specific dollar increases.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our acquisitions during nine months ended September 30, 2012 (dollar amounts in thousands, unaudited):

			Total	Number	Number
Type of Property	Purchase Price	Transaction Costs	Acquisition Costs	of Properties	of Beds
Skilled Nursing (1)	$79,100	$246	$79,346	4	522
Land(2)	1,882	120	2,002	—	—
Totals	$80,982	$366	$81,348	4	522

(1)          Includes two skilled nursing properties with a total of 234 beds located in Texas. These properties were purchased separately for a total purchase price of $25,100.  Simultaneous with these purchases, we added these properties to an existing master lease with a third party operator at an incremental GAAP yield of 10.7%. Also, includes two 144-bed skilled nursing properties located in Ohio purchased for an aggregate purchase price of $54,000.  Simultaneous with the purchase, we leased the properties to an unrelated third-party operator at a GAAP yield of 10.1%. The initial term of the lease is 15 years with two 5-year renewal options and annual rent escalations of the lesser of i) 2.25% for the first seven years and 2.50% for the remainder of the term or ii) a calculation based on the consumer price index.

(2)     We purchased a vacant parcel of land in Colorado for $1,882. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $7,935 to fund the construction of a 60-unit free-standing memory care property.  Rent under the lease will begin upon the earlier of project completion or the improvement deadline of August 1, 2013.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has an 11-year initial term, four 5-year renewal options and annual escalations of 2.5%.

During the nine months ended September 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale. Additionally, during the nine months ended September 30, 2012, we invested $2,438,000 at an average yield of 9.1%, under agreements to expand and renovate four existing properties with two operators and to construct a skilled nursing property and a memory care property with two operators.  We also invested $174,000 in capital improvements to two existing properties under two lease agreements whose rental rates already reflected these investments. In October 2012, we purchased vacant land in Kansas for $730,000. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $9,855,000 to fund the construction of a 77-unit assisted living and memory care property. Concurrently with the purchase, we funded $492,000 under the development commitment. Rent under the lease will begin upon the earlier of project completion or the fifteenth month following the effective date of lease.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has a 10-year initial term, two 5-year renewal options and annual escalations of 2.5%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our acquisitions during the nine months ended September 30, 2011 (dollar amounts in thousands, unaudited):

			Total	Number	Number of
Type of Property	Purchase Price	Transaction Costs	Acquisition Costs	of Properties	SNF Beds	ALF Units	ILF Units
Skilled Nursing (1)	$60,841	$188	$61,029	5	664	—	—
Other Senior Housing (2)	11,450	34	11,484	2	118	40	53
Totals	$72,291	$222	$72,513	7	782	40	53

(1)          We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consisted of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During the quarter ended September 30, 2011, we paid $4,000 related to the first contingent earn-out payment. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.

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

3.                                    Notes Receivable

During the three and nine months ended September 30, 2012, we funded $140,000 and $193,000 on a 9.0% construction and term loan in which we committed to provide up to $667,000 for capital improvements at one skilled nursing property we own and lease to the borrower. Upon the earlier of the full funding of the $667,000 or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in May 2018. See Note 7.Commitments and Contingencies for further discussion.

During the three and nine months ended September 30, 2012, we funded $301,000 and $2,268,000, respectively, under an 8.5% construction and term loan in which we committed to provide up to $2,500,000 for capital improvements at two senior housing properties we own and lease to the borrower. The construction distribution under this loan was fully funded and this loan will fully amortize to maturity in November 2017.

During the nine months ended September 30, 2012 and 2011, we received $273,000 and $544,000, respectively, in principal payments under various loans and line of credit agreements with certain operators.  In October 2012, we received $50,000 in principal payment under a line of credit agreement with an operator. At September 30, 2012 we had six loans outstanding with a carrying value of $3,007,000 at a weighted average interest rate of 8.6%.

4.                                    Marketable Securities

During the nine months ended September 30, 2012, Skilled Healthcare Group, Inc. (or SHG) redeemed all of its outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest. The SHG Senior Subordinated Notes had a face rate of 11.0% and an effective yield of 11.1%.  At December 31, 2011, we had a $6,500,000 face value investment in SHG Senior Subordinated Notes. One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.                                    Debt Obligations

Bank Borrowings. During the nine months ended September 30, 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage ratios at September 30, 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 25 basis points.

During the nine months ended September 30, 2012, we borrowed $52,500,000 and repaid $73,000,000 under our Unsecured Credit Agreement.  At September 30, 2012, we had $35,500,000 outstanding and $204,500,000 available for borrowing. At September 30, 2012, we were in compliance with all our covenants. In October 2012, we repaid $6,000,000 under our Unsecured Credit Agreement.  Accordingly, we had $29,500,000 outstanding under our Unsecured Credit Agreement with $210,500,000 available for borrowing.

Senior Unsecured Notes.  During the three months ended September 30, 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85,800,000 to a group of institutional investors in a private placement transaction. The notes bear interest at 5.0%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17,160,000 in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions.

At September 30, 2012, we had $185,800,000 outstanding under our Senior Unsecured Notes with a weighted average interest rate of 5.2% and $100,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement which provides for the possible issuance of senior unsecured fixed-rate term notes through October 19, 2014.  During the nine months ended September 30, 2012, we amended our Amended and Restated Note Purchase and Private Shelf agreement to conform to the covenants under our Unsecured Credit Agreement.

Bonds Payable.  At September 30, 2012 and December 31, 2011, we had outstanding principal of $2,635,000 and $3,200,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature in December 2015.  For the nine months ended September 30, 2012, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.2%.  During the nine months ended September 30, 2012 and 2011, we paid $565,000 and $530,000, respectively, in regularly scheduled principal payments.  As of September 30, 2012 and December 31, 2011, the aggregate carrying value of real estate properties securing our bonds payable was $6,716,000 and $6,915,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.                                    Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2011	$466,748	$1,962	$468,710
Net income	38,519	30	38,549
Vested stock options and restricted stock	1,355	—	1,355
Stock option exercises	1,926	—	1,926
Reclassification adjustment	(40)	—	(40)
Redemption of non-controlling interest	(1,190)	(1,574)	(2,764)
Non-controlling interest preferred return	—	(69)	(69)
Preferred stock dividends	(2,454)	—	(2,454)
Common stock dividends	(40,323)	—	(40,323)
Balance at September 30, 2012	$464,541	$ 349	$464,890

Preferred Stock.  At September 30, 2012, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at September 30, 2012.

During the nine months ended September 30, 2011, we redeemed 3,536,530 shares of our 8.0% Series F Cumulative Preferred Stock (or Series F preferred stock), representing all of the outstanding shares of Series F preferred stock.  The Series F preferred stock had a liquidation value of $25.00 per share. The redemption price was $25.1333 per share, including accrued and unpaid dividends up to the redemption date.  Accordingly, we recognized the $3,566,000 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge in the consolidated income statement line item income allocated to preferred stockholders.

During the three months ended September 30, 2012, we reclassified all of the authorized but unissued shares of the our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) and our Series F preferred stock as authorized but unissued and unclassified shares of our preferred stock.  No shares of Series E preferred stock or Series F preferred stock were outstanding immediately prior to the reclassification.

Common Stock.  We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the nine months ended September 30, 2012 and 2011, we did not sell shares of our common stock under our equity distribution agreement. At September 30, 2012, we had $64,573,000 available under this amended equity distribution agreement.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended September 30, 2012, our Board of Directors terminated its authorization to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.    During the nine months ended September 30, 2012 and 2011, we did not purchase shares of our equity securities.  At December 31, 2011, we had an open Board authorization to purchase 3,360,237 shares in total of equity securities.

During the three months ended September 30, 2012, we amended our charter to increase the number of authorized shares of common stock from 45,000 to 60,000 shares.  The charter amendment was approved by our stockholders at the 2012 annual meeting of stockholders held on May 22, 2012.

Available Shelf Registrations.  Our shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At September 30, 2012, we had availability of $167,614,000 under our effective shelf registration.

Non-controlling Interests. We have one limited partnership. The limited partnership agreement allows the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercise control, we consolidate the limited partnership and we carry the non-controlling interests at cost.

During the three months ended September 30, 2012, our limited partner partially exercised his conversion rights to exchange 3,294 partnership units in the limited partnership. At our discretion, we converted his partnership units into an equal number of our common shares.  The partnership conversion price is $17.00 per partnership unit.  We accounted for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement.

During the nine months ended September 30, 2012, two of our limited partners exercised their conversion rights. Excluding the conversion of the 3,294 partnership units, as previously discussed above, one limited partner exchanged all of its 67,294 partnership units and the other limited partner partially exchanged 22,000 partnership units in the limited partnership.  Upon receipt of the redemption notification of 89,294 limited partnership units, we elected to satisfy the redemption in cash.  We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. We accounted for this exchange as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement.  Accordingly, the $1,246,000 excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. At September 30, 2012, we had reserved 20,000 shares of our common stock under this partnership agreement. At September 30, 2012, the carrying value and market value of the partnership conversion rights was $349,000 and $646,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table represents the effect of changes in our ownership interest in the limited partnership on equity attributable to LTC Properties, Inc. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to LTC Properties, Inc.	$12,495	$12,375	$38,519	$36,695
Transfers from the non-controlling interest
Increase in paid-in capital for limited partners conversion	56	—	56	—
Decrease in paid-in capital for limited partners conversion	—	—	(1,246)	—
Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$12,551	$12,375	$37,329	$36,695

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
	Declared		Paid		Declared		Paid
Preferred Stock
Series C	$ 2,454		$ 2,454		$ 2,454		$ 2,454
Series F (1)	—		—		2,240	(2)	4,008
	2,454		2,454		4,694		6,462

Common Stock	40,323	(3)	40,323	(3)	36,549	(4)	36,549	(4)

Total	$42,777		$42,777		$41,243		$43,011

(1)          During 2011, we redeemed all of our remaining Series F preferred Stock.

(2)          Includes the accrued and unpaid dividends on the Series F preferred stock up to the redemption date.

(3)          Represents $0.145 per share per month for January through July of 2012 and $0.155 per share per month for August through September of 2012.

(4)          Represents $0.14 per share per month for the nine months ended September 30, 2011.

In October 2012, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of October, November and December 2012, payable on October 31, November 30, and December 31, 2012, respectively, to stockholders of record on October 23, November 21, and December 21, 2012, respectively.

Other Equity.  At September 30, 2012 and December 31, 2011, other equity consisted of accumulated comprehensive income of $160,000 and $199,000, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the nine months ended September 30, 2012, a total of 85,000 stock options were exercised at a total option value of $1,926,000 and a total market value on the date of exercise of $2,761,000. No stock options were exercised during the nine months ended September 30, 2011. Also, during the nine months ended September 30, 2012 and 2011, no stock options were issued. At September 30, 2012, we have no stock options that are scheduled to vest through December 31, 2012 or beyond.  Compensation expense related to the vesting of stock options for the three and nine months ended September 30, 2012 was $2,000 and $10,000, respectively. Compensation expense related to the vesting of stock options for the three and nine months ended September 30, 2011 was $5,000 and $13,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2012, we granted 8,000 shares of restricted common stock at $31.87 per share.  These shares vest ratably over a three-year period from the grant date. Also, during the nine months ended September 30, 2012, we granted 56,200 shares of restricted common stock at $31.77 per share.  The vesting of these shares are as follows: 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016. During the nine months ended September 30, 2011, we granted 6,000 shares of restricted common stock at $28.70 per share.  These shares vest ratably over a three-year period from the grant date.  During the three and nine months ended September 30, 2012, we recognized $443,000 and $1,345,000, respectively, of compensation expense related to the vesting of restricted common stock. During the three and nine months ended September 30, 2011, we recognized $369,000 and $1,082,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.                                    Commitments and Contingencies

During 2011, we purchased four skilled nursing properties with a total of 524 beds. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met.  The contingent earn-out payment arrangements require us to pay two earn-out payments totalling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement.  During 2011, we paid $4,000,000 related to the first contingent earn-out payment. At September 30, 2012 and December 31, 2011, the remaining contingent earn-out payments had a fair value of $6,634,000 and $6,305,000, respectively. During the three and nine months ended September 30, 2012, we recorded non-cash interest expense of $110,000 and $330,000, respectively, related to the earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities. During the three and nine months ended September 30, 2011, we recorded $177,000 and $354,000 of non-cash interest expense related to the earn-out liabilities.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At September 30, 2012, we committed to provide the following capital improvement commitments and investments (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment		Open Commitment	Initial Cash Yield		Property Type	Properties
$ 1,700		3/31/13	$ 492	(8)(a)	$ 1,208	9.00%	(1)	SNF	2
8,250		10/11/13	492	(8)(b)	7,758	9.00%	(1)	UDP(7)	—
7,935		12/1/13	1,438	(8)(c)	6,497	9.25%	(1)	UDP(6)	—
1,700		6/12/14	—		1,700	9.00%	(1)	SNF	1
8,000		8/01/14	—		8,000		(4)(1)	ALF	1
6,600		8/01/14	—		6,600		(4)(1)	ALF	1
5,000	(5)	12/31/14	—		5,000		(3)	ALF	37
30		8/31/15	—	(8)(d)	30		(2)	EDU	1
$39,215	(9)		$2,422		$36,793

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

(4)          The greater of a) 580 basis points over the 10-year treasury note or b) 7.75%

(5)          $5,000 per year for the life of the lease.

(6)          This commitment is to construct a 60-unit free-standing memory care property in Colorado.

(7)          This commitment is to construct a 120-bed skilled nursing property in Texas which will replace an existing 90-bed skilled nursing property we own.

(8)          In October 2012, we funded the following amounts: (a) $219; (b) $426; (c) $847; and (d) $30.

(9)          In October 2012, we purchased vacant land in Kansas for $730 and funded $492 under a $9,855 development commitment to construct a 77-unit assisted living and memory care property. See Note 2. Real Estate Investments for further discussion on the acquisition.

The following table summarizes our loan commitments and investments as of September 30, 2012 (dollar amounts in thousands):

Commitment		Expiration Date	Used Commitment		Open Commitment	Initial Cash Yield
$ 250		11/30/12	$200	(3)	$50	9.00%
667	(1)	12/31/12	193	(4)	474	9.00%
50		3/31/13	20		30	10.00%
750	(2)	5/14/14	—		750	12.00%
$1,717			$413		$1,304

(1)          This commitment is a construction and term loan for capital improvements at a skilled nursing property we own and lease to the borrower. Upon the earlier of the full funding of the commitment or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in May 2018.

(2)          This commitment is a note agreement with our operator of a 60-unit free-standing memory care property under development.

(3)          In October 2012, we received $50 in principal payment under this loan commitment.

(4)          In October 2012, we funded $177 under this loan commitment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.                                    Major Operators

We have three operators from each of which we derive over 10% of our combined rental revenue and interest income from mortgage loans.

In 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc. (or ALC).  ALC is now a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (or Extendicare REIT) listed on the Toronto Stock Exchange.  On July 1, 2012, Extendicare REIT converted from an income trust structure to a corporate structure under a corporation named Extendicare Inc. (or Extendicare).  Both Extendicare and ALC continue to be parties to the leases with us.

Brookdale Senior Living Communities, Inc. (or Brookdale Communities) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale).

The following table summarizes Extendicare REIT, ALC’s and Brookdale’s financial information as of and for the six months ended June 30, 2012 per the operators’ public filings (in thousands).  Our other operator is privately owned and thus no public financial information is available.

	Extendicare REIT (1)	ALC	Brookdale

Current assets	$ 354,230	$ 31,836	$ 292,582
Non-current assets	1,462,282	495,489	4,285,739
Current liabilities	413,749	34,773	990,094
Non-current liabilities	1,328,385	208,555	2,562,264
Stockholders’ equity	74,378	283,997	1,025,963

Gross revenue	1,041,874	115,841	1,373,855
Operating expenses	911,111	144,670	1,328,130
Income (loss) from continuing operations	18,151	(19,460)	(29,148)
Net income (loss)	52,681	(19,460)	(29,148)

Cash provided by (used in) operating activities	36,319	(16,572)	128,547
Cash provided by (used in) investing activities	26,330	(72,557)	(204,460)
Cash (used in) provided by financing activities	(69,161)	89,970	83,753

(1)    The numbers shown for Extendicare REIT are in Canadian dollars and are prepared in accordance with Canadian GAAP.

* The financial information contained in the foregoing table for Extendicare REIT, ALC and Brookdale is based on information we obtained from such companies’ available public filings and, therefore, we have not independently verified the accuracy of such information.

Extendicare and ALC collectively lease 37 assisted living properties with a total of 1,427 units owned by us representing approximately 7.6%, or $53,929,000, of our total assets at September 30, 2012 and 12.0% of rental revenue and interest income from mortgage loans recognized as of September 30, 2012.

Brookdale Communities leases 35 assisted living properties with a total of 1,416 units owned by us representing approximately 7.6%, or $54,013,000, of our total assets at September 30, 2012 and 11.7% of rental revenue and interest income from mortgage loans recognized as of September 30, 2012.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 28 skilled nursing properties and two other senior housing properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,603 skilled nursing beds and 49 assisted living units. This represents approximately 7.5%, or $53,197,000, of our total assets at September 30, 2012 and 11.8% of rental revenue and interest income from mortgage loans recognized as of September 30, 2012. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Brookdale Communities, Extendicare, ALC, Preferred Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

9.                                    Transactions with Related Party

We have directly entered into one transaction with Skilled Healthcare Group, Inc. (or SHG).  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we had a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at December 31, 2011.  During the nine months ended September 30, 2012, SHG redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. During the nine months ended September 30, 2012, we recognized $235,000 of interest income related to the SHG Senior Subordinated Notes. During the three and nine months ended September 30, 2011, we recognized $180,000 and $540,000, respectively, of interest income related to the SHG Senior Subordinated Notes.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and nine months ended September 30, 2012, we received $1,095,000 and $3,275,000, respectively, in rental income and recorded $31,000 and $101,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and nine months ended September 30, 2011, we received $1,068,000 and $3,196,000, respectively, in rental income and recorded $57,000 and $181,000, respectively, in straight-line rental income from subsidiaries of SHG.  At September 30, 2012 and December 31, 2011, the straight-line rent receivable from subsidiaries of SHG was $3,160,000 and $3,060,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                            Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Income from continuing operations	$12,504	$12,448	$38,533	$36,914

Less net income allocated to non-controlling interests	(9)	(48)	(30)	(144)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(94)	(85)	(279)	(259)
Total net income allocated to participating securities	(94)	(85)	(279)	(259)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(2,454)	(4,694)
Preferred stock redemption charge	—	—	—	(3,566)
Total net income allocated to preferred stockholders	(818)	(818)	(2,454)	(8,260)

Income from continuing operations available to common
stockholders	11,583	11,497	35,770	28,251

Discontinued operations:
Loss from discontinued operations	—	(25)	—	(75)
Gain on sale of assets, net	—	—	16	—
Total net (loss) gain from discontinued operations	—	(25)	16	(75)

Net income available to common stockholders	11,583	11,472	35,786	28,176

Effect of dilutive securities:
Convertible preferred securities	—	—	—	—
Net income for diluted net income per share	$11,583	$11,472	$35,786	$28,176

Shares for basic net income per share	30,253	30,137	30,219	28,874
Effect of dilutive securities:
Stock options	40	19	44	28
Convertible preferred securities	—	—	—	—
Shares for diluted net income per share	30,293	30,156	30,263	28,902

Basic net income per share	$0.38	$0.38	$1.18	$0.98
Diluted net income per share (1)	$0.38	$0.38	$1.18	$0.97

(1)          For the three and nine months ended September 30, 2012 and 2011, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of September 30, 2012 and December 31, 2011 assuming election of the fair market value option (in thousands):

	At September 30, 2012			At December 31, 2011
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$48,268	$55,180	(1)	$53,081	$61,844	(1)
Marketable debt securities	—	—		6,485	6,500	(2)
Bonds payable	2,635	2,635	(3)	3,200	3,200	(3)
Bank borrowings	35,500	35,500	(3)	56,000	56,000	(3)
Senior unsecured notes	185,800	197,646	(4)	100,000	101,223	(4)
Earn-out liabilities	6,634	6,634	(5)	6,305	6,305	(5)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2012 and December 31, 2011 was 6.0%.

(2)          Our investment in marketable debt securities is classified as Level 2.  The fair value is measured using quoted market rates based on most recent transactions from an independent third party source.  The pricing of our marketable debt securities as of December 31, 2011 was 100.0%. During the nine months ended September 30, 2012, these marketable debt securities were redeemed at par value. See Note 4. Marketable Securities for further discussion.

(3)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at September 30, 2012 and December 31, 2011 based upon prevailing market interest rates for similar debt arrangements.

(4)          Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At September 30, 2012 the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2019 and 4.0% for those maturing in year 2021.  At December 31, 2011, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.8% for all maturity dates.

(5)          Our contingent obligation under the earn-out liabilities is classified as Level 3. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk-free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants.  At September 30, 2012 and December 31, 2011, the discount rate used to value our future cash outflow of the earn-out liability was 6.6% and 6.8%, respectively.

12.                            Subsequent Events

Subsequent to September 30, 2012 the following events occurred.

We declared a monthly cash dividend of $0.155 per share on our common stock for the months of October, November and December 2012, payable on October 31, November 30, and December 31, 2012, respectively, to stockholders of record on October 23, November 21, and December 21, 2012, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

We purchased vacant land in Kansas for $730,000. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $9,855,000 to fund the construction of a 77-unit assisted living and memory care property. Concurrently with the purchase, we funded $492,000 under the development commitment. Rent under the lease will begin upon the earlier of project completion or the fifteenth month following the effective date of lease.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has a 10-year initial term, two 5-year renewal options and annual escalations of 2.5%.

We repaid $6,000,000 under our Unsecured Credit Agreement.  Accordingly, we had $29,500,000 outstanding under our Unsecured Credit Agreement with $210,500,000 available for borrowing.

We funded the following capital improvement commitments and investments (dollar amounts in thousands):

Commitment	Expiration Date	Funded in October 2012	Used Commitment	Open Commitment	Initial Cash Yield		Property Type	Properties
$ 1,700	3/31/13	$ 219	$ 711	$ 989	9.00%	(1)	SNF	2
8,250	10/11/13	426	918	7,332	9.00%	(1)	UDP(3)	—
7,935	12/1/13	847	2,285	5,650	9.25%	(1)	UDP(4)	—
9,855	10/23/14	492	492	9,363	9.25%	(1)	UDP(5)	—
30	8/31/15	30	30	—		(2)	EDU	1
$27,770		$2,014	$4,436	$23,334

(1)          Minimum rent will increase upon final funding and project completion or in some cases, the improvement deadline as defined in each lease agreement.

(2)          The yield is included in the initial lease rate.

(3)          This commitment is to construct a 120-bed skilled nursing property in Texas which will replace an existing 90-bed skilled nursing property we own.

(4)          This commitment is to construct a 60-unit free-standing memory care property on a vacant parcel of land in Colorado.

(5)         This commitment is to construct a 77-unit assisted living and memory care property, as previously discussed above.

We funded and received the following under our loan commitments and investments (dollar amounts in thousands):

Commitment		Expiration Date	(Received)/ Funded in October 2012	Used Commitment	Open Commitment	Initial Cash Yield
$250		11/30/12	$(50)	$150	$100	9.00%
667	(1)	12/31/12	177	370	297	9.00%
$917			$127	$520	$397

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through mortgage loans, property lease transactions and other investments.  Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF) and combinations thereof.  Additionally, we develop purpose built, free-standing memory care properties designed to attract private-pay residents requiring dementia care services. In the third quarter of 2012, senior housing and long term healthcare properties comprised approximately 98% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our direct real estate investment portfolio which consists of properties that we own or on which we hold promissory notes secured by first mortgages as of September 30, 2012 (dollar amounts in thousands):

			Nine Months Ended September 30, 2012		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (1)	of Revenues (2)	of Properties (3)	SNF Beds(4)	ALF Units(4)	ILF Units(4)
Skilled Nursing	$461,915	54.0%	$32,466	$2,191	50.5%	89	10,397	—	—
Assisted Living	308,419	36.1%	24,819	1,910	38.9%	102	—	4,365	—
Other Senior Housing (5)	67,627	7.9%	5,873	260	8.9%	14	913	330	423
Schools	12,268	1.4%	1,184	—	1.7%	2	—	—	—
Under Development(6)	4,671	0.6%	—	—	0.0%	—	—	—	—
Totals	$854,900	100.0%	$64,342	$4,361	100.0%	207	11,310	4,695	423

(1)          Includes interest income from mortgage loans.

(2)          Includes rental income and interest income from mortgage loans.

(3)          We have investments in 30 states leased or mortgaged to 41 different operators.

(4)          See Item 2. Properties for discussion of bed/unit count.

(5)          Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.

(6)          We have two properties under development: 120-bed skilled nursing property in Texas which will replace an existing 90-bed skilled nursing property we own and 60-unit free-standing memory care property in Colorado.

As of September 30, 2012 we had $661.1 million in carrying value of net real estate investments, consisting of $612.9 million or 92.7% invested in owned properties and properties under development and $48.2 million or 7.3% invested in mortgage loans secured by first mortgages.

During the three months ended September 30, 2012, we received a notice of prepayment from a borrower who holds seven mortgage loans secured by seven assisted living properties with a weighted average interest rate of 12.1%. We expect to receive a total of $15.2 million plus accrued interest on or about November 24, 2012 related to this payoff. We intend to use the proceeds to partially repay amounts outstanding under our Unsecured Credit Agreement.

In October 2012, we purchased vacant land in Kansas for $0.7 million. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $9.9 million to fund the construction of a 77-unit assisted living and memory care property. Rent under the lease will begin upon the earlier of project completion or the fifteenth month following the effective date of lease.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has a 10-year initial term, two 5-year renewal options and annual escalations of 2.5%.

For the nine months ended September 30, 2012, rental income and interest income from mortgage loans represented 92.6% and 6.3%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved. For the nine months ended September 30, 2012, we recorded $2.2 million in straight-line rental income and $26,000 of straight-line rent receivable reserve. At September 30, 2012, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $25.9 million.

For leases in place at September 30, 2012, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.1 million for projected annual 2012 to $2.4 million for projected annual 2013 and, conversely, our cash rental income is projected to increase from $84.6 million for projected annual 2012 to $89.8 million for projected annual 2013.  During the nine months ended September 30, 2012, we received

$62.6 million of cash rental revenue and recorded amortization of lease inducement cost of $0.5 million. Many of our existing leases contain renewal options that could renew above or below current rent rates. For the nine months ended September 30, 2012 we renewed three leases by 1) replacing one expired lease with a new lease and 2) combined two other leases into one master lease.  The operators of these renewed leases remained the same.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties.  New investments are generally funded from cash on hand, temporary borrowings under our unsecured line of credit and internally generated cash flows.  Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable.  Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  Changes in the capital markets’ environment may impact the availability of cost-effective capital.

At September 30, 2012, we had $8.3 million of cash on hand, $204.5 million available under our $240.0 million Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement. Subsequent to September 30, 2012, we repaid $6.0 million under our Unsecured Credit Agreement. Accordingly, we had $29.5 million outstanding with $210.5 million available for borrowing. We have the ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators.  Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On July 29, 2011, CMS issued its final rule updating Medicare skilled nursing facility rates for fiscal year 2012, which began on October 1, 2011.  Under the final rule, average Medicare rates were reduced by 11.1%, or $3.87 billion, compared to fiscal year 2011 levels. CMS stated that the rate reduction was needed to recalibrate skilled nursing facility payment rates to correct what CMS characterized as an “unintended spike” in payments in fiscal year 2011, when CMS implemented the Resource Utilization Groups, version four (or RUG-IV) patient classification system.  Although CMS intended implementation of RUG-IV to be budget-neutral, CMS has taken the position that claims under the updated system show a significant increase in Medicare expenditures, in part because the proportion of patients grouped in the highest-paying RUG therapy categories greatly exceeded CMS expectations.  CMS applied a 12.6% recalibration reduction, which was partially offset by a 1.7% standard rate update (which represented a 2.7% market basket update reduced by a 1.0 percentage point “multifactor productivity adjustment” mandated by the Affordable Care Act).  On July 27, 2012, CMS issued a notice updating Medicare skilled nursing facility payment rates for fiscal year 2013, which began on October 1, 2012.  The notice calls for a 1.8 percent update in rates (consisting of a 2.5 % market basket update, reduced by a 0.7 percentage point multifactor productivity adjustment).  CMS estimates that overall Medicare payments to skilled nursing facilities in fiscal year 2013 will increase by $670 million compared to fiscal year 2012.  In addition, on July 11, 2012, CMS published a proposed rule that would, among other things, codify provisions of section 3201 of the Middle Class Tax Extension and Job Creation Act of 2012 that require reductions in bad debt reimbursement to all providers, suppliers, and other entities eligible to receive bad debt reimbursement.  These reductions will gradually reduce the amount Medicare skilled nursing facilities can claim as bad debt to 65% of allowable bad debt by fiscal year 2015.  There can be no assurance that this rule or any future reductions in Medicare skilled nursing facility payment rates would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Key Transactions

During the three months ended September 30, 2012, we purchased two 144-bed skilled nursing properties located in Ohio for an aggregate purchase price of $54.0 million.  Simultaneous with the purchase, we leased the properties to an unrelated third-party operator at a GAAP yield of 10.1%. The initial term of the lease is 15 years with two 5-year renewal options and annual rent escalations of the lesser of i) 2.25% for the first seven years and 2.50% for the remainder of the term or ii) a calculation based on the consumer price index.  We also acquired a 90-bed skilled nursing property located in Texas for an aggregate purchase price of $6.5 million during the three months ended September 30, 2012.  Simultaneous with the purchase, we added the property to an existing master lease with an unrelated third-party operator at an incremental GAAP yield of 10.7%.

Additionally, during the nine months ended September 30, 2012, we sold $85.8 million aggregate principal amount of 5.03% senior unsecured term notes in a private placement transaction. The notes have a 12-year maturity and a 10-year average life. We used the proceeds to paydown our unsecured line of credit and to fund acquisitions.

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

	Period Ended
	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11
Asset mix:
Real property	$805,759	$743,297	$740,951	$725,031	$690,458
Loans receivable	49,141	50,246	53,282	54,002	54,987

Investment mix:
Skilled nursing properties	$461,915	$402,093	$404,721	$389,458	$357,271
Assisted living properties	308,419	308,534	308,647	308,757	308,680
Other senior housing properties (1)	67,627	67,685	67,742	67,732	67,302
Schools	12,268	12,236	12,229	12,192	12,192
Under Development (2)	4,671	2,995	894	894	—

Operator mix:
Extendicare (ALC) (3)	$88,034	$ 88,034	$ 88,034	$ 88,034	$ 88,034
Preferred Care, Inc. (4)	84,425	85,075	85,245	88,309	88,471
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Remaining operators	598,231	536,224	536,744	518,480	484,730

Geographic mix:
Texas	$229,062	$222,989	$223,245	$207,760	$191,965
Ohio	110,804	56,804	56,804	56,804	56,804
Florida	67,830	67,859	70,150	70,217	70,282
California	51,643	51,701	51,916	52,036	34,653
New Mexico	49,368	49,114	48,876	48,876	48,876
Remaining states	346,193	345,076	343,242	343,340	342,865

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

(3)          Extendicare Inc. (TSX: EXE) and Assisted Living Concepts, Inc. (NYSE: ALC) are co-lessees to the master lease of 37 assisted living properties owned by us.

(4)          Preferred Care, Inc. leases 22 skilled nursing and two other senior housing properties under two master leases and one skilled nursing property under a separate lease agreement.  In addition, they operate six skilled nursing properties securing five mortgage loans receivable that we have with unrelated third parties and one mortgage loan receivable we have with Preferred Care.  They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

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

	Nine Months Ended		Quarter Ended
	9/30/12		9/30/12		6/30/12		3/31/12		12/31/11		9/30/11

Debt to gross asset value	24.8%		24.8%	(1)	20.3%	(4)	20.9%	(7)	19.3%	(7)	16.6%
Debt & Preferred Stock to gross asset value	29.1%		29.1%	(1)	24.8%	(4)	25.5%	(7)	24.0%	(7)	21.5%

Debt to market capitalization ratio	18.1%		18.1%	(2)	13.0%	(5)	14.8%	(7)	14.0%		14.0%
Debt & Preferred Stock to market capitalization ratio	21.3%		21.3%	(2)	15.9%	(5)	18.0%	(7)	17.4%	(5)	18.1%

Interest coverage ratio(8)	8.8	x	7.2x	(3)	10.2x	(6)	9.9x		9.9x	(3)	10.7x
Fixed charge coverage ratio(8)	6.5	x	5.6x	(3)	7.3x	(6)	7.1x	(6)	7.0x	(3)	7.3x

(1)         Increase primarily due to the increase in outstanding debt due to the new senior unsecured term notes, partially offset by the increase in asset value due to acquisitions.

(2)         Increase primarily due to the increase in outstanding debt due to the new senior unsecured term notes.

(3)         Decrease primarily due to the increase in interest expense due to increased bank borrowing and the new senior unsecured term notes, the increase in debt issue costs and the non-cash interest related to the contingent earn-out liabilities.

(4)         Decrease primarily due to the decrease in outstanding debt.

(5)         Decrease primarily due to the increase in market capitalization.

(6)         Increase primarily due to additional income generated from acquisitions.

(7)         Increase primarily due to the increase in outstanding debt.

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

	Nine Months Ended	Quarter Ended
	9/30/12	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11

Net income	$38,549	$12,504	$13,113	$12,932	$12,604	$12,423
Less: Gain on sale	(16)	—	—	(16)	—	—
Add: Interest expense	7,025	2,988	2,004	2,033	1,993	1,794
Add: Depreciation and amortization – continuing & discontinued operations	16,461	5,925	5,369	5,167	5,141	4,974
Total Adjusted EBITDA	$62,019	$21,417	$20,486	$20,116	$19,738	$19,191

Interest expense	$ 7,025	$ 2,988	$ 2,004	$ 2,033	$ 1,993	$ 1,794
Interest coverage ratio	8.8x	7.2x	10.2x	9.9x	9.9x	10.7x

Interest expense	$ 7,025	$ 2,988	$ 2,004	$ 2,033	$ 1,993	$ 1,794
Preferred stock dividends (excludes preferred stock redemption charge)	2,454	818	818	818	818	818
Total fixed charges	$ 9,479	$ 3,806	$ 2,822	$ 2,851	$ 2,811	$ 2,612

Fixed charge coverage ratio	6.5x	5.6x	7.3x	7.1x	7.0x	7.3x

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

Operating Results

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenues for the three months ended September 30, 2012 increased to $23.8 million from $21.4 million for the same period in 2011 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans and interest and other income, as discussed below.  Rental income for the three months ended September 30, 2012 increased $2.7 million from the same period in 2011 primarily due to acquisitions.

Interest income from mortgage loans for the three months ended September 30, 2012 decreased $0.2 million from the same period in 2011 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income for the three months ended September 30, 2012 decreased $0.1 million from the same period in 2011 primarily due to the Skilled Healthcare Group (or SHG) bond redemption.

Interest expense for the three months ended September 30, 2012 was $1.2 million higher than the same period in 2011 primarily due to the sale of senior unsecured notes in July 2012.

Depreciation and amortization expense for the three months ended September 30, 2012 increased $1.0 million from the same period in 2011 primarily due to acquisitions and capital improvement investments.

Acquisition costs for the three months ended September 30, 2012 increased $0.1 million from the same period in 2011 primarily due to the purchase of three skilled nursing properties for a total of $60.5 million in 2012 as compared to the purchase of one skilled nursing property for $10.0 million during 2011.

Operating and other expenses for the three months ended September 30, 2012 were comparable to the same period in 2011.

For the three months ended September 30, 2012 and 2011, net loss from discontinued operations included the financial results from disposed properties.  During the nine months ended September 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000.  This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the three months ended September 30, 2012 increased $0.1 million from the same period in 2011 primarily due the changes previously described above.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Revenues for the nine months ended September 30, 2012 increased to $69.5 million from $62.9 million for the same period in 2011 primarily due to increases in rental income partially offset by decreases in interest income from mortgage loans, as discussed below.  Rental income for the nine months ended September 30, 2012 increased $7.2 million from the same period in 2011 primarily due acquisitions and capital improvement investments.

Interest income from mortgage loans for the nine months ended September 30, 2012 decreased $0.5 million from the same period in 2011 primarily due to payoffs and normal amortization of existing mortgage loans.

Interest and other income for the nine months ended September 30, 2012 decreased $0.1 million from the same period in 2011 primarily due to the reduction in interest income as a result of the SHG bond redemption partially offset by interest received from new construction and term loans and a bankruptcy settlement distribution from Sunwest Management, Inc. (or Sunwest).

Interest expense for the nine months ended September 30, 2012 was $2.6 million higher than the same period in 2011 primarily due to the sale of senior unsecured notes in July 2011 and 2012 and higher average amounts outstanding under our unsecured line of credit.

Depreciation and amortization expense for the nine months ended September 30, 2012 increased $2.1 million from the same period in 2011 primarily due to acquisitions and capital improvement investments.

Acquisition costs for the nine months ended September 30, 2012 were $0.2 million higher than the same period in 2011 primarily due to consulting fees related to new development projects and timing of expenditures.

Operating and other expenses for the nine months ended September 30, 2012 increased $0.2 million from the same period in 2011 primarily due to higher expense related to vesting of restricted stock granted during 2012 and increased salaries and benefits related to new employees hired during 2011.

For the nine months ended September 30, 2012 and 2011, net loss from discontinued operations included the financial results from the sale of a 140-bed skilled nursing property located in Texas for $1.2 million. As a result of the sale during the nine months ended September 30, 2012, we recognized a gain, net of selling expenses, of $16,000.  This reclassification was made in accordance with accounting guidance which requires that the financial results of properties meeting certain criteria be reported on a separate line item called “discontinued operations.”

Net income available to common stockholders for the nine months ended September 30, 2012 increased $7.6 million from the same period in 2011 primarily due to the decrease in income allocated to preferred stockholders resulting from a 2011 preferred stock redemption and associated charge of $3.6 million which is the Series F preferred stock original issue discount and by the changes previously described above.

Funds From Operations

Funds from Operations (or FFO) available to common stockholders for the three months ended September 30, 2012 increased 6.5% to $17.5 million from $16.4 million for the same period in 2011.  FFO for the nine months ended September 30, 2012 increased 22.4% to $52.2 million from $42.7 million for the same period in 2011.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$11,583	$11,472	$35,786	$28,176
Add: Depreciation and amortization (including continuing and discontinued operations)	5,925	4,974	16,461	14,482
Less: Gain on sale of real estate, net	—	—	(16)	—
FFO available to common stockholders	$17,508	$16,446	$52,231	$42,658

FFO available to common stockholders per share:
Basic	$0.58	$0.55	$1.73	$1.48
Diluted	$0.57	$0.54	$1.69	$1.46

Weighted average shares used to calculate FFO per share:
Basic	30,253	30,137	30,219	28,874
Diluted	32,521	32,473	32,494	31,221

Liquidity and Capital Resources

Operating Activities.  At September 30, 2012, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $805.8 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $49.1 million (prior to deducting a $0.9 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 89 skilled nursing properties, 102 assisted living properties, 14 other senior housing properties, two schools and two parcel of land under development.  These properties are located in 30 states.  Other senior housing properties consist of independent living properties and properties providing any combination of skilled nursing, assisted living and/or independent living services.  For the nine months ended September 30, 2012, we had net cash provided by operating activities of $57.4 million.

For the nine months ended September 30, 2012 we recorded $2.2 million in straight-line rental income and a reserve of $26,000 on our straight-line rent receivable.  For leases in place at September 30, 2012, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.1 million for projected annual 2012 to $2.4 million for projected annual 2013 and, conversely, our cash rental income is projected to increase from $84.6 million for projected annual 2012 to $89.8 million for projected annual 2013.  During the nine months ended September 30, 2012 we received $62.6 million of cash rental revenue and recorded $0.5 million of amortized lease inducement cost. At September 30, 2012, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the balance sheet was $25.9 million.

Investing and Financing Activities.  For the nine months ended September 30, 2012, we used $73.2 million of cash for investing activities.  During the nine months ended September 30, 2012, we received $2.0 million in regularly scheduled principal payments on our mortgage loans and we received $2.8 million plus accrued interest related to the early payoff of three mortgage loans secured by three skilled nursing properties.

During the three months ended September 30, 2012, we received a notice of prepayment from a borrower who holds seven mortgage loans secured by seven assisted living properties with a weighted average interest rate of 12.1%. We expect to receive a total of $15.2 million plus accrued interest on or about November 24, 2012 related to this payoff. We intend to use the proceeds to partially repay amounts outstanding under our Unsecured Credit Agreement.

During nine months ended September 30, 2012, we acquired the following properties and parcel of land (dollar amounts in thousands, unaudited):

			Total	Number	Number
Type of Property	Purchase Price	Transaction Costs	Acquisition Costs	of Properties	of Beds
Skilled Nursing (1)	$79,100	$246	$79,346	4	522
Land(2)	1,882	120	2,002	—	—
Totals	$80,982	$366	$81,348	4	522

(1)          Includes two skilled nursing properties with a total of 234 beds located in Texas. These properties were purchased separately for a total purchase price of $25,100.  Simultaneous with these purchases, we added these properties to an existing master lease with a third party operator at an incremental GAAP yield of 10.7%. Also, includes two 144-bed skilled nursing properties located in Ohio purchased for an aggregate purchase price of $54,000.  Simultaneous with the purchase, we leased the properties to an unrelated third-party operator at a GAAP yield of 10.1%. The initial term of the lease is 15 years with two 5-year renewal options and annual rent escalations of the lesser of i) 2.25% for the first seven years and 2.50% for the remainder of the term or ii) a calculation based on the consumer price index.

(2)          We purchased a vacant parcel of land in Colorado for $1,882. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $7,935 to fund the construction of a 60-unit free-standing memory care property.  Rent under the lease will begin upon the earlier of project completion or the improvement deadline of August 1, 2013.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has an 11-year initial term, four 5-year renewal options and annual escalations of 2.5%.

During the nine months ended September 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale. Additionally, during the nine months ended September 30, 2012, we invested $2.4 million at an average yield of 9.1%, under agreements to expand and renovate four existing properties with two operators and to construct a skilled nursing property and a memory care property with two operators.  We also invested $0.2 million in capital improvements to two existing properties under two lease agreements whose rental rates already reflected these investments. In October 2012, we purchased vacant land in Kansas for $0.7 million. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount not to exceed $9.9 million to fund the construction of a 77-unit assisted living and memory care property. Concurrently with the purchase, we funded $0.5 million under the development commitment. Rent under the lease will begin upon the earlier of project completion or the fifteenth month following the effective date of lease.  Initial rent at the rate of 9.25% will be calculated based on the land purchase price and construction costs funded plus 9.0% compounded on each advance under the commitment from the disbursement date until the earlier of project completion or the improvement deadline.  The lease has a 10-year initial term, two 5-year renewal options and annual escalations of 2.5%.

During the nine months ended September 30, 2012, we received $0.3 million in principal payments on notes receivable. Additionally, we funded $2.5 million on two construction and term loans. One is an 8.5% construction and term loan in which we committed to provide up to $2.5 million for capital improvements at two senior housing properties we own and lease to the borrower. The construction distribution under this loan was fully funded and this loan will fully amortize to maturity in November 2017. The other is a 9.0% construction and term loan in which we committed to provide up to $0.7 million for capital improvements at one skilled nursing property we own and lease to the borrower. Upon the earlier of the full funding of the $0.7 million or December 31, 2012, construction distribution under this loan will cease and this loan will fully amortize to maturity in May 2018. At September 30, 2012, we had six notes receivable outstanding with a carrying value of $3.0 million at a weighted average interest rate of 8.6%.

During the nine months ended September 30, 2012, we received $6.5 million plus accrued interest related to Skilled Healthcare Group, Inc.’s (or SHG) redemption of their outstanding Senior Subordinated Notes. The Senior Subordinated Notes had a face rate of 11.0% and an effective rate of 11.1%.

For the nine months ended September 30, 2012, we had net cash provided by financing activities of $19.6 million.  During the nine months ended September 30, 2012, we paid $0.6 million in scheduled principal payments on bonds payable. During the nine months ended September 30, 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85.8 million to a group of institutional investors in a private placement transaction. The notes bear interest at 5.03%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17.2 million in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions.

During the nine months ended September 30, 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240.0 million with the opportunity to increase the credit amount up to a total of $350.0 million. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage ratios at September 30, 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 25 basis points. During the nine months ended September 30, 2012, we borrowed $52.5 million and repaid $73.0 million under our Unsecured Credit Agreement.  At September 30, 2012, we had $35.5 million outstanding and $204.5 million available for borrowing. At September 30, 2012, we were in compliance with all our covenants. Subsequent to September 30, 2012, we repaid $6.0 million under our Unsecured Credit Agreement. Accordingly, we had $29.5 million outstanding under our Unsecured Credit Agreement with $210.5 million available for borrowing.

During the nine months ended September 30, 2012, two of our limited partners exercised their conversion rights. One limited partner exchanged all of its 67,294 partnership units and the other limited partner exchanged 25,294 partnership units in the limited partnership.  We elected to satisfy the conversion of 89,294 partnership units in cash and 3,294 partnership units in equal number of our common shares.  We paid the limited partners $2.8 million for the conversion of the 89,294 partnership units, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1.2 million. Accordingly, the $1.2 million excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. We accounted for these exchanges as an equity transaction because there were no change in control requiring consolidation or deconsolidation and remeasurement. At September 30, 2012, we had reserved 20,000 shares of our common stock under this partnership agreement. At September 30, 2012, the carrying value and market value of the partnership conversion rights was $0.3 million and $0.6 million, respectively.

During the nine months ended September 30, 2012, a total of 85,000 stock options were exercised at a total option value of $1.9 million and a total market value on the date of exercise of $2.8 million. No stock options were issued during the nine months ended September 30, 2012. We granted 56,200 shares of restricted common stock at $31.77 per share and 8,000 shares of restricted common stock at $31.87 per share during the nine months ended September 30, 2012. The vesting of these shares are as follows: 8,000 shares vest ratably over a three-year period from the grant date, 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016.  During the nine months ended September 30, 2012, we recognized $10,000 and $1.3 million of compensation expense related to the vesting of stock options and restricted common stock, respectively.

During the nine months ended September 30, 2012, we paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $2.5 million.  Additionally, we declared and paid cash dividends on our common stock totaling $40.3 million.  In October 2012, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of October, November and December 2012, payable on October 31, November 30, and December 31, 2012, to stockholders of record on October 23, November 21, and December 21, 2012.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the nine months ended September 30, 2012, we did not sell shares of common stock under our equity distribution agreement. At September 30, 2012, we had $64.6 million available under this equity distribution agreement.

During the nine months ended September 30, 2012, our Board terminated its authorization to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market.

Available Shelf Registration. Our shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At September 30, 2012, we had availability of $167.6 million under our effective shelf registration.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2012, only $2.6 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At September 30, 2012, we had $8.3 million of cash on hand, $204.5 million available under our $240.0 million Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement. Subsequent to September 30, 2012, we repaid $6.0 million under our Unsecured Credit Agreement. Accordingly, we had $29.5 million outstanding with $210.5 million available for borrowing. Additionally, we have the ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2012.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 6.  Exhibits

3.1                            LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.3 to LTC Properties Inc.’s Current Report on Form 8-K dated September 14, 2012)

3.2                            Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1                    Note Purchase Agreement dated July 19, 2012 (incorporated by reference to Exhibit 10.3 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2012)

31.1                    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                        The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 8, 2012	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)