Form 10-K
period 2012-12-31
LTC PROPERTIES INC
filed 2013-02-21
CIK 887905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,076,864,447 as of June 30, 2012 (the last business day of the Registrant's most recently completed second fiscal quarter). For purposes of this calculation, shares of common stock held by officers and directors of the registrant and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of common stock outstanding as of February 14, 2013 was 30,564,368.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

 PART I

Item 1.    BUSINESS

General

        LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in senior housing and long term care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators. Our primary senior housing and long term care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

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

        Memory care facilities offer specialized options for seniors with Alzheimer's disease and other forms of dementia. Purpose built, free-standing memory care facilities offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

        We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

Portfolio

        Our real estate investment in senior housing and long term care properties is managed and conducted as a single operating segment for internal reporting and for internal decision-making purposes. ILF and MC properties are included in the ALF property type. Range of care properties (or ROC) consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. In addition to the information below, see Item 2. Properties for more information about our portfolio.

        The following table summarizes our real estate investment portfolio as of December 31, 2012 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2012				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income(1)	Percentage of Revenues(2)	Number of Properties(3)	SNF Beds(4)	ALF Units(4)
Skilled Nursing	$463,319	49.3%	$44,823	$2,870	51.2%	88	10,072	—
Assisted Living	392,157	41.7%	34,182	2,284	39.2%	104	—	4,713
Range of Care	55,732	5.9%	6,996	342	7.9%	11	913	392
Under Development(5)	16,642	1.8%	—	—	0.0%	—	—	—
Schools	12,326	1.3%	1,572	—	1.7%	2	—	—

Totals	$940,176	100.0%	$87,573	$5,496	100.0%	205	10,985	5,105

(1)
Includes interest income from mortgage loans.
(2)
Includes rental income and interest income from mortgage loans.
(3)
We have investments in 29 states leased or mortgaged to 43 different operators.
(4)
See Item 2. Properties for discussion of bed/unit count.
(5)
Includes a new MC development with 60 units and two new ALF developments with a total of 158 units, a new 143-bed SNF development and a 120-bed SNF redevelopment project.

        As of December 31, 2012 we had $740.8 million in carrying value of net real estate investment, consisting of $701.5 million or 94.7% invested in owned and leased properties and $39.3 million or 5.3% invested in mortgage loans secured by first mortgages.

        Owned Properties.    The following table summarizes our investment in owned properties at December 31, 2012 (dollar amounts in thousands):

				Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds(2)	ALF Units(2)	Investment per Bed/Unit
Skilled Nursing	$438,388	48.7%	71	8,211	—	$53.39
Assisted Living	379,869	42.2%	96	—	4,502	$84.38
Range of Care	52,870	5.9%	10	814	318	$46.70
Under Development(3)	16,642	1.8%	—	—	—	—
Schools	12,326	1.4%	2	—	—	—

Totals	$900,095	100.0%	179	9,025	4,820

(1)
We have investments in 26 states leased to 35 different operators.
(2)
See Item 2. Properties for discussion of bed/unit count.
(3)
Includes a new MC development with 60 units and two new ALF developments with a total of 158 units, a new 143-bed SNF development and a 120-bed SNF redevelopment project.

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

  (iv)
  specific dollar increases.

        Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator are generally cross defaulted. See Item 8. FINANCIAL STATEMENTS—NOTE 6. Real Estate Investments for further descriptions. The following table summarizes our percentage of rental revenue for our top ten operators for 2012 and 2011:

	Percent of Rental Revenue
Lessee	2012	2011
Extendicare, Inc. and Assisted Living Concepts, Inc.	12.5%	14.1%
Brookdale Senior Living Communities, Inc.	12.3%	13.6%
Preferred Care, Inc.	11.4%	12.6%
Senior Care Centers, LLC	6.9%	4.3%
Traditions Senior Mgmt, Inc.	6.0%	4.8%
Meridian Sr. Properties Fund II, LP	5.4%	4.7%
Sunrise Senior Living	5.3%	5.9%
Skilled Healthcare Group, Inc.	5.1%	5.8%
Emeritus Senior Living	3.4%	3.5%
Fundamental Long Term Care Company	3.4%	2.2%

        Mortgage Loans.    As part of our strategy of making long term investments in properties used in the provision of long term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2012 (dollar amounts in thousands):

					Number of
							Average Investment per Bed/Unit
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds(2)	ALF Units(2)
Skilled Nursing	$24,931	62.2%	16	17	1,861	—	$13.40
Assisted Living	12,288	30.7%	3	8	—	211	$58.24
Range of Care	2,862	7.1%	1	1	99	74	$16.54

Totals	$40,081	100.0%	20	26	1,960	285

(1)
We have investments in 9 states that include mortgages to 12 different operators.
(2)
See Item 2. Properties for discussion of bed/unit count.

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

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing senior housing and long term care properties. Over the past three years (2010 through 2012), we acquired skilled nursing, assisted living, independent living, memory care properties and combinations thereof, plus five parcels of land for a total of approximately $367.1 million. We also invested approximately $9.4 million in mortgage loans over the past three years. We believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments should we determine such future investments are financially feasible. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2013.

        Our primary marketing and development focus is to increase the awareness of our presence at the state and local levels through participation in various health care associations and trade shows. We believe that this targeted marketing effort has increased deal flow and continues to provide opportunities for new investments in 2013. Since the competition from buyers for large transactions consisting of multiple property portfolios generally results in pricing that does not meet our investment criteria, our marketing efforts primarily focus on single property transactions or smaller multiple property portfolios that complement our historic investments and are priced with yields that are accretive to our stockholders.

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

        We believe skilled nursing facilities are the lowest cost provider for certain levels of acuity; therefore, plays a vital role in our nation's health care delivery system. Our investments include direct ownership, development and mortgages secured by skilled nursing properties. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

        We believe that assisted living, independent living and memory care facilities are an important sector in the long term care market and our investments include direct ownership, development and mortgages secured by assisted living, independent living and/or memory care properties. We have attempted to diversify our portfolio both geographically and across product levels.

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

        A significant portion of the revenue of our skilled nursing property borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. Over the years there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. The American Recovery and Reinvestment Act of 2009 temporarily increased federal Medicaid payments by approximately $87 billion to help support state Medicaid programs facing budget shortfalls. An additional $16.1 billion in temporary enhanced federal Medicaid assistance was included in the Education Jobs and Medicaid Assistance Act, which President Obama signed into law in August 2010. However, enhanced funding under this federal legislation expired in June 2011. Moreover, the Kaiser Commission on Medicaid and the Uninsured reported in October 2012 that nearly every state implemented at least one new Medicaid policy to control spending in fiscal year 2012, with 45 states in fiscal year 2012 implementing provider rate cuts or freezes, and 42 states planning to do so in fiscal year 2013. Twenty-eight states restricted nursing home rates in fiscal year 2012 (16 rate freezes and 12 cuts), while 20 states plan to restrict rates in fiscal year 2013 (17 rate freezes and three rate cuts). On the other hand, 23 states increased nursing home rates in fiscal year 2012 and 30 plan to do so in fiscal year 2013. In addition, many states have been making changes to their long term care delivery systems that emphasize home and community-based long term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, 29 states in FY 2012 and 34 states in FY 2013 took action to expand long term care services (primarily expanding home and community-based service programs), while 10 states in FY 2012 and 7 states in FY 2013 acted to restrict long term care services. The federal government also has adopted policies to promote community-based alternatives to institutional services. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid and/or Medicare payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us. Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

        The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 29, 2011, CMS issued its final rule updating Medicare skilled nursing facility rates for fiscal year 2012, which began on October 1, 2011. Under the final rule, average Medicare rates were reduced by 11.1%, or $3.87 billion, compared to fiscal year 2011 levels. CMS has stated that the rate reduction was needed to recalibrate skilled nursing facility payment rates to correct what CMS characterized as an "unintended spike" in payments in fiscal year 2011, when CMS implemented the Resource Utilization Groups, version four (or RUG-IV) patient classification system. Although CMS intended implementation of RUG-IV to be budget-neutral, CMS has taken the position that claims under the updated system show a significant increase in Medicare expenditures, in part because the proportion of patients grouped in the highest-paying RUG therapy categories greatly exceeded CMS expectations. CMS applied a 12.6% recalibration reduction, which was partially offset by a 1.7% standard rate update (which represented a 2.7% market basket update reduced by a 1.0% percentage point "multifactor productivity adjustment" mandated by the Affordable Care Act). On August 2, 2012, CMS published a notice updating Medicare skilled nursing facility payment rates for fiscal year 2013, which began on October 1, 2012. The notice calls for a 1.8 percent update in rates (consisting of a 2.5% market basket update, reduced by a 0.7 percentage point multifactor productivity adjustment). CMS estimates that overall Medicare payments to skilled nursing facilities in fiscal year 2013 will increase by $670 million compared to fiscal year 2012. In addition, on November 9, 2012, CMS published a final rule that, among other things, codifies provisions of section 3201 of the Middle Class Tax Extension and Job Creation Act of 2012 that require reductions in bad debt reimbursement to all providers, suppliers, and other entities eligible to receive bad debt reimbursement. The rule gradually reduces the amount Medicare skilled nursing facilities can claim as bad debt to 65% of allowable bad debt by fiscal year 2015. There can be no assurance that these rules or any future reductions in Medicare skilled nursing facility payment rates would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

        Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals for work in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as Stark II (or the Stark Law), prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner's immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

Health Care Reform and Other Legislative Developments

        Congress and the state legislatures regularly consider, and in some cases adopt, legislation impacting health care providers, including long term care providers. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities. Over the years, Congress adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2013. Other legislation enacted by Congress in recent years has reduced certain

Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community based services.

        In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the "Affordable Care Act"). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called "productivity adjustment" based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business when fully implemented. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

        On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation's debt ceiling while taking steps to reduce the federal deficit. Under this law, a bipartisan Joint Select Committee on Deficit Reduction was responsible for identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases. The Committee failed to achieve consensus on deficit reduction measures. As a result, an enforcement mechanism known as sequestration was scheduled to trigger a total of $1.2 trillion in spending reductions beginning in January 2013, divided between domestic and defense spending. Under the Budget Control Act, Medicare provider payments are subject to sequestration, although the reductions are capped at 2%. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, delays sequestration for two months in order to provide an additional opportunity for Congress and the President to agree on alternative deficit reduction options. The American Taxpayer Relief Act also made a series of changes to Medicare payment provisions. There can be no assurances that federal spending reductions resulting from the Budget Control Act or other budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

Employees

        At December 31, 2012, we employed 18 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

        Ownership of Interests in Partnerships, Limited Liability Companies and Qualified REIT Subsidiaries.    During the year, we owned interests in various partnerships and limited liabilities companies. In the case of a REIT which is a partner in a partnership, or a member in a limited liability company treated as a partnership for federal income tax purposes, Treasury Regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company, based on its interest in partnership capital, subject to special rules relating to the 10% REIT asset test described above. Also, the REIT will be deemed to be entitled to its proportionate share of income of that entity. The assets and items of gross income of the partnership or limited liability company retain the same character in the hands of the REIT for purposes of Section 856 of the Code, including satisfying the gross income tests and the asset tests. Thus, our proportionate share of the assets and items of income of partnerships and limited liability companies taxed as partnerships, in which we are, directly or indirectly through other partnerships or limited liability companies taxed as partnerships, a partner or member, are treated as our assets and items of income for purposes of applying the REIT qualification requirements described in this Annual Report on Form 10-K (including the income and asset tests previously described).

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

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. We believe that our $7.2 million cash balance at December 31, 2012, our low debt levels, $124.5 million available under our $240.0 million Unsecured Credit Agreement and $100.0 million available under the uncommitted private shelf agreement, and our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration, will enable us to meet our obligations and continue to make investments.

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

        We Depend on Lease Income and Mortgage Payments from Real Property.    Approximately 99% of our revenue for the year ended December 31, 2012, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the property to others on favorable terms.

        We Rely on our Operators.    Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in mortgage loans and owned properties represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by any of our lessees or borrowers, including bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

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

        In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. In particular, the federal Budget Control Act of 2011 was scheduled to trigger a total of $1.2 trillion in spending reductions in January 2013, divided between domestic and defense spending. Medicare provider payments are subject to sequestration, although reductions are capped at 2%. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, delays sequestration for two months in order to provide an additional opportunity for Congress and the President to agree on alternative deficit reduction options. Such alternatives also could impact the Medicare and Medicaid programs. These and other changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

        We are Subject to Risks and Liabilities in Connection with Properties Owned Through Limited Liability Companies and Partnerships.    In prior years, we had ownership interests in limited liability companies and partnerships. We may make additional investments through these ventures in the future. Partnership or limited liability company investments may involve risks such as the following:

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

        Risks Associated with Property Development that Can Render a Project Less Profitable or Not Profitable, and, Under Certain Circumstances, Prevent Completion of Development Activities Undertaken.    Our business includes development of senior housing and long term care properties. We currently have five parcels of land under development. Ground up development presents additional risk, including but not limited to the following:

  •
  a development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;

  •
  the development and construction costs of a project may exceed original estimates due to increased interest rates and higher materials, transportation, labor, leasing or other costs, which could make completion of the development project less profitable;

  •
  construction and/or permanent financing may not be available on favorable terms or at all;

  •
  the project may not be completed on schedule, which can result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war; and

  •
  occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

        These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Changes to the Fair Value of Contingent Consideration to be Paid in Connection with Acquisitions May Result in Significant Fluctuations to Our Results to Operations.    In connection with acquiring senior housing and long term care properties, we have an established liability of $6.7 million as of December 31, 2012 representing our estimate of the fair value of contingent consideration to be paid (i.e. earn-out). The fair value of such contingent consideration is re-evaluated on a quarterly basis based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Because contingent consideration is generally based on multiples of operating results of the acquired properties during a measurement period, changes to our estimate of projected operating results of the acquired property may have an adverse effect on our consolidated results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Here and throughout this Form 10-K wherever we provide details of our properties' bed/unit count, the number of beds/units applies to skilled nursing, assisted living, independent living and memory care properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi-patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de-licensing of beds or in our opinion impact the value of the property, we would take action against the lessee/borrower to preserve the value of the property/collateral.

        Owned Properties.    The following table sets forth certain information regarding our owned properties as of December 31, 2012 (dollars amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of ROCs	No. of UDPs	No. of Schools	No. of Beds/Units	Encumbrances		Remaining Lease Term(1)	Gross Investment
Alabama	2	—	2	—	—	459	$—		43	$18,622
Arizona	5	2	—	—	—	983	—		73	41,212
California	2	2	—	—	—	508	—		95	48,720
Colorado	3	8	1	1	—	692	—		122	56,960
Florida	2	9	2	—	—	983	—		104	60,567
Georgia	2	1	—	—	—	301	—		26	6,600
Idaho	—	4	—	—	—	148	—		24	9,756
Indiana	—	3	—	—	—	140	—		64	9,856
Iowa	6	1	1	—	—	579	—		95	17,422
Kansas	3	4	—	1	—	384	—		97	22,448
Kentucky	—	—	—	1	—	—	—		—	4,770
Minnesota	—	—	—	—	1	—	—		32	3,057
Mississippi	—	1	—	—	—	62	—		108	9,400
Nebraska	—	4	—	—	—	158	—		24	9,332
New Jersey	—	4	—	—	1	205	—		157	70,667
New Mexico	7	—	—	—	—	843	—		91	49,644
N. Carolina	—	5	—	—	—	210	—		96	13,096
Ohio	8	11	—	—	—	1,002	—		110	110,804
Oklahoma	—	6	—	—	—	219	—		96	12,315
Oregon	1	3	—	—	—	218	—		31	11,927
Pennsylvania	—	3	—	—	—	199	—		87	18,040
S. Carolina	—	3	2	—	—	339	—		97	19,800
Tennessee	2	—	—	—	—	141	—		70	3,075
Texas	24	14	1	2	—	4,141	—		127	215,849
Virginia	3	—	1	—	—	500	—		112	29,052
Washington	1	8	—	—	—	431	2,635		30	27,104

TOTAL	71	96	10	5	2	13,845	$2,635	(2)	104	$900,095

(1)
Weighted average remaining months in lease term as of December 31, 2012.
(2)
Consists of $2,635 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2012 our gross investment in properties encumbered by these bonds was $11,280.

        The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2012 (dollars amounts in thousands):

Year	No. of SNFs	No. of ALFs	No. of ROCs	No. of Schools	No. of Beds/Units	No. of Operators	Annualized Rental Income(1)	% of Annualized Rental Income Expiring
2013	1	—	—	—	112	1	$453	0.5%
2014	2	37	2	—	1,861	2	12,951	13.2%
2015	6	2	—	1	374	3	2,539	2.6%
2016	3	—	—	—	322	2	2,129	2.2%
2017	1	—	—	1	60	2	1,615	1.6%
2018	7	9	1	—	1,484	6	11,383	11.6%
2019	3	—	—	—	613	1	1,596	1.6%
2020	1	35	—	—	1,580	2	11,626	11.8%
2021	30	7	4	—	4,395	6	22,243	22.6%
2022	3	—	1	—	561	2	4,054	4.1%
Thereafter	14	6	2	—	2,483	10	27,881	28.2%

TOTAL	71	96	10	2	13,845	35	$98,470	100.0%

(1)
Annualized rental income is the total rent over the life of the lease recognize evenly over that life for leases in place as of December 31, 2012, excluding amortization of lease inducement costs.

        Mortgage Loans.    The following table sets forth certain information regarding our mortgage loans as of December 31, 2012 (dollars amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of ROCs	No. of Beds/ Units	Interest Rate	Average Months to Maturity	Original Face Amount of Mortgage Loans	Gross Investment		Current Annual Debt Service(1)
California	—	—	1	173	11.38%	27	$4,700	$2,862		$577
Florida	3	1	—	310	11.00%-11.80%	23	7,850	7,235		975
Missouri	2	—	—	190	10.63%-11.10%	61	3,000	3,604		650
Oklahoma	—	—	—	—	—	—	1,300	385	(2)	—
Pennsylvania	—	1	—	70	7.00%	24	5,100	5,100		362
Texas	9	6	—	1,208	10.10%-13.45%	60	22,715	16,258		2,833
Utah	1	—	—	84	10.45%	83	1,400	1,302		168
Washington	1	—	—	104	13.50%	46	1,700	716		236
Wisconsin	1	—	—	106	9.17%	119	2,619	2,619		240

TOTAL	17	8	1	2,245		50	$50,384	$40,081		$6,041

(1)
Includes principal and interest payments.
(2)
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

	2012		2011
	High	Low	High	Low
First quarter	$32.82	$30.13	$29.48	$27.01
Second quarter	$36.42	$30.96	$30.14	$26.51
Third quarter	$37.93	$31.65	$28.85	$20.41
Fourth quarter	$35.32	$30.48	$31.38	$23.75

Holders of Record

        As of December 31, 2012 we had approximately 307 stockholders of record of our common stock.

Dividend Information

        We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2012	2011	2012	2011
First quarter	$0.435	$0.42	$0.435	$0.42
Second quarter	$0.435	$0.42	$0.435	$0.42
Third quarter	$0.455	$0.42	$0.455	$0.42
Fourth quarter	$0.465	$0.42	$0.465	$0.42

	$1.790	$1.68	$1.790	$1.68

        We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See "Annual Distribution Requirements" beginning on page 16.)

Issuer Purchases of Equity Securities

        We had a Board of Directors authorized share repurchase program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock on the open market. During 2012, this authorization was terminated by our Board of Directors.

Stock Performance Graph

        The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 75% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. In 2012, our equity ownership of real estate assets was more than 75%.

        This graph compares the cumulative total stockholder return on our common stock from December 31, 2007 to December 31, 2012 with the cumulative stockholder total return of (1) the Standard & Poor's 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2007 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Performance

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
LTC Properties, Inc.	100.00	86.30	122.46	136.48	159.37	191.91
NAREIT Equity	100.00	62.27	79.70	101.99	110.45	130.39
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

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

	2012		2011		2010		2009		2008
	(In thousands, except per share amounts)
Operating information:
Total revenues	$94,033		$85,165		$74,302		$69,376		$68,839
Income from continuing operations	51,311		49,542		45,595		44,248		43,080
Income allocated to non-controlling interests(1)	37		191		191		296		307
Income allocated to participating securities	377		342		230		139		159
Income allocated to preferred stockholders(2)	3,273		9,078		16,045		14,515		14,401
Net income available to common stockholders	47,640		39,832		29,587		29,410		28,417
Per share information:
Net income per common share from continuing operations available to common stockholders:
Basic	$1.58		$1.37		$1.19		$1.27		$1.23

Diluted	$1.57		$1.37		$1.19		$1.27		$1.23

Net income per common share available to common stockholders:
Basic	$1.58		$1.36		$1.21		$1.27		$1.24

Diluted	$1.57		$1.36		$1.21		$1.27		$1.24

Common stock distributions declared	$1.79		$1.68		$1.58		$1.56		$1.56

Common stock distributions paid	$1.79		$1.68		$1.58		$1.56		$1.56

Balance sheet information:
Total assets	$789,592		$647,097		$561,264		$490,593		$506,053
Total debt(3)	303,935	(5)	159,200	(5)	91,430	(5)	25,410	(4)	36,753

(1)
Decrease due to the conversion of 112,588 partnership units, 67,294 partnership units and 22,000 partnership units in 2012, 2009 and 2008, respectively. During 2011 and 2010, there were no partnership conversions.
(2)
Income allocated to preferred stockholders includes the following (dollar amounts in thousands):

	2012	2011	2010	2009	2008
Preferred stock dividends	$3,273	$5,512	$13,662	$15,141	$15,390
Preferred stock redemption charge	—	3,566	2,383	—	—
Allocation of income from preferred stock buyback	—	—	—	(626)	(989)

Total income allocated to preferred stockholders	$3,273	$9,078	$16,045	$14,515	$14,401

(3)
Includes bank borrowings, senior unsecured notes, mortgage loans payable and bonds payable.
(4)
Lower due to the pay off during 2009 of three mortgage loans totaling $23.9 million secured by 11 assisted living properties partially offset by outstanding bank borrowings of $13.5 million.
(5)
Increase due to the sale of senior unsecured term notes and additional bank borrowing to fund real estate acquisitions.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. In 2012, senior housing and long term care properties, which include skilled nursing properties, assisted living properties, independent living properties, memory care properties and combinations thereof comprised approximately 98.7% of our investment portfolio. The following table summarizes our real estate investment portfolio as of December 31, 2012 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2012				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income(1)	Percentage of Revenues(2)	Number of Properties(3)	SNF Beds(4)	ALF Units(4)
Skilled Nursing	$463,319	49.3%	$44,823	$2,870	51.2%	88	10,072	—
Assisted Living	392,157	41.7%	34,182	2,284	39.2%	104	—	4,713
Range of Care	55,732	5.9%	6,996	342	7.9%	11	913	392
Under Development(5)	16,642	1.8%	—	—	0.0%	—	—	—
Schools	12,326	1.3%	1,572	—	1.7%	2	—	—

Totals	$940,176	100.0%	$87,573	$5,496	100.0%	205	10,985	5,105

(1)
Includes interest income from mortgage loans.
(2)
Includes rental income and interest income from mortgage loans.
(3)
We have investments in 29 states leased or mortgaged to 43 different operators.
(4)
See Item 2. Properties for discussion of bed/unit count.
(5)
Includes a new MC development with 60 units and two new ALF developments with a total of 158 units, a new 143-bed SNF development and a 120-bed SNF redevelopment project.

        As of December 31, 2012 we had $740.8 million in carrying value of net real estate investment, consisting of $701.5 million or 94.7% invested in owned and leased properties and $39.3 million or 5.3% invested in mortgage loans secured by first mortgages.

        For the year ended December 31, 2012, rental income and interest income from mortgage loans represented 93.1% and 5.8%, respectively, of total gross revenues. In most instances, our lease structure contains fixed or estimable annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the years ended December 31, 2012, 2011 and 2010 we recorded $3.3 million, $3.7 million, and $3.8 million, respectively, in straight-line rental income. Also during 2012, 2011 and 2010 we recorded $38,000, $46,000 and $0.8 million, respectively, of straight-line rent receivable reserve. Assuming no new leased investments with fixed annual rental escalations are added to our portfolio, the year 2013 straight-line rental income for leases in place at December 31, 2012 are projected to remain at the 2012 amount of $3.3 million. The straight-line rental income remains constant due to the new master lease entered into during the fourth quarter of 2012. Our cash rental income is projected to increase from $85.0 million in 2012 to $95.4 million in 2013 assuming no modification, replacement or extension of existing leases and no new leased investments are added to our portfolio. During the year ended December 31, 2012, we received $85.0 million of cash rental revenue and recorded $0.7 million of lease inducement costs. At December 31, 2012 and 2011, the straight-line rent receivable balance, net of reserves, for continuing and discontinued operations on the consolidated balance sheet was $27.0 million and $23.8 million, respectively. Many of our existing leases contain renewal options that could, in the future, renew above or below current rent rates. For the year ended December 31, 2012 we renewed three leases at rates similar to the existing rate by 1) replacing one expired lease with a new lease and 2) combined two other leases into one master lease. The operators of these renewed leases remained the same.

        Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long term care properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment. We opportunistically consider investments in health care facilities in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return. Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

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

  •
  Memory care facilities offer specialized options for seniors with Alzheimer's disease and other forms of dementia. Purpose built, free-standing memory care facilities offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

        Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in mortgage loans and owned properties represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

        Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, temporary borrowings under our unsecured line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets' environment may impact the availability of cost-effective capital.

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

        At December 31, 2012, we had $7.2 million of cash on hand, $124.5 million available under our $240.0 million Unsecured Credit Agreement, and $100.0 million available under the uncommitted private shelf agreement. Also, our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

        Owned Properties.    The following table summarizes our acquisitions during 2012 (dollar amounts in thousands):

Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	Number of Beds/Units
Skilled Nursing(1)	$79,100	$275	$79,375	4	522
Assisted Living(2)	81,987	285	82,272	5	266
Land(3)	5,663	207	5,870	—	—

Totals	$166,750	$767	$167,517	9	788

(1)
Includes two skilled nursing properties with a total of 234 beds located in Texas and two skilled nursing properties with a total of 288 beds located in Ohio. The weighted average GAAP rent is 10.3%.
(2)
Includes two properties with a total of 100 units located in Colorado and three properties with a total of 166 units located in New Jersey. The weighted average GAAP rent is 8.1%.
(3)
We purchased four vacant parcels of land in the following states: Colorado, Kansas, Kentucky and Texas. Simultaneous with the purchase, we entered into lease agreements and development commitments in an amount not to exceed $49,702 to fund the construction of a memory care property with 60 units and two assisted living properties with a total of 158 units and one skilled nursing property with 143 beds. Rents due under the lease will begin upon the earlier of project completion or the improvement deadline specified in the lease. The weighted average initial rent rate is 9.1%.

        The following table summarizes our investment commitments and year to date funding on our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2012 Funding(2)		Total Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$36,094	$8,310		$9,204	$26,890	6	759
Assisted Living(1)	40,927	8,242		8,242	32,685	6	458
Range of Care	739	66		739	—	2	211

Totals	$77,760	$16,618	(3)	$18,185	$59,575	14	1,428

(1)
Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, the expansion of two assisted living properties for a total $14,600 and the renovation of a 140-unit independent living property for $125.
(2)
Includes acquired land of $5,663 and excludes $134 of capital improvement funding.
(3)
Subsequent to December 31, 2012, we funded $2,972 under investment commitments.

        Mortgage Loans.    During 2012, we originated a $5.1 million two-year interest-only bridge loan. The loan is secured by a 70-unit assisted living property in Pennsylvania and bears interest at 7.0% increasing annually by 1.5%. We also originated a $10.6 million mortgage and construction loan secured by an operational skilled nursing property and a vacant parcel of land upon which a 106-bed replacement facility will be constructed. The term is 10 years and interest is 9.0% increasing 25 basis points annually. The agreement gives us the right to purchase the replacement facility for $13.5 million during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy. If the purchase option is exercised, the replacement facility will be added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option is exercised. As of December 31, 2012, we funded $2.6 million of loan proceeds and we have a remaining commitment of $8.0 million on this mortgage and construction loan. Subsequent to December 31, 2012, we funded $0.9 million under this mortgage and construction loan and we have a remaining commitment of $7.1 million.

        Bank Borrowings.    During 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240.0 million with the opportunity to increase the credit amount up to a total of $350.0 million. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage ratios during 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and the unused commitment fee was 25 basis points. Subsequent to December 31, 2012, we anticipate that the annual interest will increase to LIBOR plus 150 basis points and 30 basis points for the unused commitment fee based on our leverage ratios at December 31, 2012. Financial covenants contained in the Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

  (i)
  a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;

  (ii)
  a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

  (iii)
  a ratio of unsecured debt to the value of the unencumbered asset pool not greater than 0.6 to 1.0; and

  (iv)
  a ratio of EBITDA, as calculated in the Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

        Senior Unsecured Notes.    During the 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85.8 million to a group of institutional investors in a private placement transaction. The notes bear interest at 5.0%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17.2 million in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions.

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

        Concentration Risk.    We evaluate by gross investment our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans. In order to qualify as an equity REIT, at least 75 percent of our total assets must be represented by real estate assets, cash, cash items and government securities. Investment mix measures the portion of our investments that relate to our various property types. Operator mix measures the portion of our investments that relate to our top five operators. Geographic mix measures the portion of our investment that relate to our top five states.

        The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	12/31/12	9/30/12	6/30/12	3/31/12	12/31/11
Asset mix:
Real property	$900,095	$805,759	$743,297	$740,951	$725,031
Loans receivable	40,081	49,141	50,246	53,282	54,002
Investment mix:
Skilled nursing properties	$463,319	$461,915	$402,093	$404,721	$389,458
Assisted living properties	392,157	320,253	320,368	320,481	320,591
Range of care properties	55,732	55,793	55,851	55,908	55,898
Under development	16,642	4,671	2,995	894	894
Schools	12,326	12,268	12,236	12,229	12,192
Operator mix:
Extendicare & ALC	$88,034	$88,034	$88,034	$88,034	$88,034
Juniper Communities, LLC	87,088	—	—	—	—
Preferred Care(1)	84,292	84,425	85,075	85,245	88,309
Brookdale Communities	84,210	84,210	84,210	84,210	84,210
Senior Care Centers, LLC(2)	63,698	63,698	63,698	57,198	38,500
Remaining operators	532,854	534,533	472,526	479,546	479,980
Geographic mix:
Texas	$232,106	$229,062	$222,989	$223,245	$207,760
Ohio	110,804	110,804	56,804	56,804	56,804
New Jersey	70,667	12,195	12,195	12,195	12,195
Florida	67,802	67,830	67,859	70,150	70,217
Colorado	56,960	31,145	29,849	27,816	27,816
Remaining states	401,837	403,864	403,847	404,023	404,241

(1)
Preferred Care, Inc. (or Preferred Care) leases 22 skilled nursing and two range of care properties under two master leases and one skilled nursing property under a separate lease agreement. In addition, they operate four skilled nursing properties securing four mortgage loans receivable that we have with unrelated third parties. They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.
(2)
Senior Care Centers, LLC (or Senior Care) also operates four skilled nursing properties under a sub-lease with another lessee which is not include in the Senior Care operator mix.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/12		12/31/12		9/30/12		6/30/12		3/31/12		12/31/11
Debt to gross asset value	30.8%		30.8%	(1)	24.8%	(1)	20.3%	(6)	20.9%	(1)	19.3%
Debt & preferred stock to gross asset value	34.7%		34.7%	(1)	29.1%	(1)	24.8%	(6)	25.5%	(1)	24.0%
Debt to market capitalization ratio	21.4%		21.4%	(2)	18.1%	(1)	13.0%	(7)	14.8%	(1)	14.0%
Debt & preferred stock to market capitalization ratio	24.2%		24.2%	(2)	21.3%	(1)	15.9%	(7)	18.0%	(1)	17.4%
Interest coverage ratio(9)	8.4	x	7.4	x(3)	7.2	x(5)	10.2	x(8)	9.9	x	9.9	x
Fixed charge coverage ratio(9)	6.3	x	5.7	x(4)	5.6	x(5)	7.3	x(8)	7.1	x(8)	7.0	x

(1)
Increase primarily due to the increase in outstanding debt due to acquisitions.
(2)
Increase primarily due to the increase in bank borrowings due to acquisitions offset by the increase in market capitalization.
(3)
Increase primarily due to the decrease in interest expense caused by recording capitalized interest on the funding of construction projects and the decrease in depreciation due to a prior quarter one-time depreciation adjustment to reclassify a property from held-for-sale to held-for use, partially offset by increased income due to rental income from acquisitions.
(4)
Increase due to the decrease in interest expense caused by recording capitalized interest on the funding of properties under development.
(5)
Decrease primarily due to the increase in interest expense due to increased bank borrowing and the new senior unsecured term notes, the increase in debt issue costs and the non-cash interest related to the contingent earn-out liabilities.
(6)
Decrease primarily due to the decrease in outstanding debt.
(7)
Decrease primarily due to the increase in market capitalization.
(8)
Increase primarily due to additional income generated from acquisitions.
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

	Year Ended		Quarter Ended
	12/31/12		12/31/12		9/30/12		6/30/12		3/31/12		12/31/11
Net income	$51,327		$12,778		$12,504		$13,113		$12,932		$12,604
Less: Gain on sale	(16)		—		—		—		(16)		—
Add: Interest expense	9,932		2,907		2,988		2,004		2,033		1,993
Add: Depreciation and amortization—continuing & discontinued operations	22,153		5,692		5,925		5,369		5,167		5,141

Total adjusted EBITDA	$83,396		$21,377		$21,417		$20,486		$20,116		$19,738

Interest expense	$9,932		$2,907		$2,988		$2,004		$2,033		$1,993
Interest coverage ratio	8.4	x	7.4	x	7.2	x	10.2	x	9.9	x	9.9	x
Interest expense	$9,932		$2,907		$2,988		$2,004		$2,033		$1,993
Preferred stock dividends (excludes preferred stock redemption charge)	3,273		819		818		818		818		818

Total fixed charges	$13,205		$3,726		$3,806		$2,822		$2,851		$2,811

Fixed charge coverage ratio	6.3	x	5.7	x	5.6	x	7.3	x	7.1	x	7.0	x

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

Operating Results

Year ended December 31, 2012 compared to year ended December 31, 2011 (in thousands)

	Years ended December 31,
	2012	2011	Difference
Revenues:
Rental income	$87,573	$77,643	$9,930	(1)
Interest income from mortgage loans	5,496	6,411	(915	)(2)
Interest and other income	964	1,111	(147	)(3)

Total revenues	94,033	85,165	8,868

Expenses:
Interest expense	9,932	6,434	3,498	(4)
Depreciation and amortization	22,153	19,524	2,629	(5)
Acquisition costs	608	393	215	(6)
General and administrative expenses	10,029	9,272	757	(7)

Total expenses	42,722	35,623	7,099

Income from continuing operations	51,311	49,542	1,769
Discontinued operations:
Loss from discontinued operations	—	(99)	99	(8)
Gain on sale of assets, net	16	—	16	(8)

Net (loss) income from discontinued operations	16	(99)	115

Net income	51,327	49,443	1,884
Income allocated to non-controlling interests	(37)	(191)	154	(9)

Net income attributable to LTC Properties, Inc.	51,290	49,252	2,038

Income allocated to participating securities	(377)	(342)	(35	)(10)
Income allocated to preferred stockholders	(3,273)	(9,078)	5,805	(11)

Net income available to common stockholders	$47,640	$39,832	$7,808

(1)
Increased due to acquisitions.
(2)
Decreased primarily due to payoffs and normal amortization of existing mortgage loans partially offset by origination of two mortgage loans totaling $7,719.
(3)
Decreased primarily due to the redemption of the Skilled Healthcare Group bond.
(4)
Increased primarily due to an increase in bank borrowing and the sale of senior unsecured notes to fund investments.
(5)
Increased due to acquisitions, developments and capital improvement investments.
(6)
Increased primarily due to $166,750 of acquisitions during 2012 as compared to $106,135 during 2011.
(7)
Increased primarily due to higher expense related to vesting of restricted stock granted, increased salaries and benefits reflective of increasing staffing levels, and bonuses related to the increased volume of transactions completed during 2012.
(8)
Includes the financial results from properties sold during 2012. No properties were sold in 2011.
(9)
Decreased due to the conversion of all 112,588 limited partnership units during 2012.
(10)
Increased due the grant of 90,500 shares of restricted common stock during 2012.
(11)
Decreased due to the redemption of all of our Series F preferred stock.

Year ended December 31, 2011 compared to year ended December 31, 2010 (in thousands)

	Years ended December 31,
	2011	2010	Difference
Revenues:
Rental income	$77,643	$64,952	$12,691	(1)
Interest income from mortgage loans	6,411	7,482	(1,071	)(2)
Interest and other income	1,111	1,868	(757	)(3)

Total revenues	85,165	74,302	10,863

Expenses:
Interest expense	6,434	2,653	3,781	(4)
Depreciation and amortization	19,524	15,853	3,671	(5)
Acquisition costs	393	370	23
General and administrative expenses	9,272	9,831	(559	)(6)

Total expenses	35,623	28,707	6,916

Income from continuing operations	49,542	45,595	3,947
Discontinued operations:
Loss from discontinued operations	(99)	148	(247	)(7)
Gain on sale of assets, net	—	310	(310	)(7)

Net (loss) income from discontinued operations	(99)	458	(557)

Net income	49,443	46,053	3,390
Income allocated to non-controlling interests	(191)	(191)	—
Net income attributable to LTC Properties, Inc.	49,252	45,862	3,390
Income allocated to participating securities	(342)	(230)	(112	)(8)
Income allocated to preferred stockholders	(9,078)	(16,045)	6,967	(9)

Net income available to common stockholders	$39,832	$29,587	$10,245

(1)
Increased due to acquisitions.
(2)
Decreased primarily due to payoffs, normal amortization of existing mortgage loans and the conversion of a mortgage loan to an owned property. During 2010, we acquired a school property via deed-in-lieu of foreclosure as a result of the borrower filing for Chapter 7 bankruptcy. During 2011, we leased the school to a non-for-profit corporation that provides therapeutic support and intensive home, school and center-based behavioral therapy for children, youth and families affected by Autism Spectrum Disorders.
(3)
Decreased primarily due to a $770 bankruptcy settlement distribution received in 2010 related to a former operator.
(4)
Increased primarily due to an increase in outstanding debt to fund acquisitions, and the non-cash interest expense related to earn-out liabilities which represents the accretion of the difference between the current fair value and estimated payment of the contingent earn-out liabilities.
(5)
Increased due to acquisitions and capital improvement investments.
(6)
Decreased primarily due to a provision for doubtful accounts charge in 2010 relating to two mortgage loans (one secured by a school property in Minnesota and one secured by land in Oklahoma) partially offset by higher expense related to vesting of restricted stock granted in 2010, increased salaries and benefits reflective of increasing staffing levels, and higher consulting and marketing expenses.
(7)
Includes the financial results from properties sold during 2012 and 2010. No properties were sold in 2011.
(8)
Increased due the grant of 208,591 shares of restricted common stock during 2010.
(9)
Decreased due to the redemption of all of our Series E and Series F preferred stock.

Funds From Operations

        Funds from Operations (or FFO) available to common stockholders, basic FFO available to common stockholders per share and diluted FFO available to common stockholders per share are supplemental measures of a REIT's financial performance that are not defined by U.S. GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with U.S. GAAP assumes that the value of real estate assets diminishes predictably over time. We believe that by excluding the effect of historical cost depreciation, which may be of limited relevance in evaluating current performance, FFO facilitates comparisons of operating performance between periods.

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

        The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2012	2011	2010
Net income available to common stockholders	$47,640	$39,832	$29,587
Add: Depreciation and amortization (including continuing and discontinued operations)	22,153	19,623	16,109
Less: Gain on sale of real estate, net	(16)	—	(310)

FFO available to common stockholders	$69,777	$59,455	$45,386

FFO available to common stockholders per share:
Basic	$2.31	$2.04	$1.85

Diluted	$2.26	$2.01	$1.83

Weighted average shares used to calculate FFO per share:
Basic	30,238	29,194	24,495

Diluted	32,508	31,539	26,824

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

Liquidity and Capital Resources

Operating Activities:

        At December 31, 2012, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $900.1 million invested primarily in owned long term health care properties and mortgage loans of approximately $40.1 million (prior to deducting a $0.8 million reserve). Our portfolio consists of investments in 88 skilled nursing properties, 104 assisted living properties, 11 range of care properties, two schools and five parcels of land under development. These properties are located in 29 states. Assisted living properties include assisted living, independent living and memory care properties. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. For the year ended December 31, 2012, we had net cash provided by operating activities of $76.7 million.

        For the year ended December 31, 2012 we recorded $3.3 million in straight-line rental income and $38,000 in straight-line rent receivable reserve. Assuming no new leased investments with fixed annual rental escalations are added to our portfolio, the year 2013 straight-line rental income for leases in place at December 31, 2012 are projected to remain at the 2012 amount of $3.3 million. The straight-line rental income remains constant due to the new master lease entered into during the fourth quarter of 2012. Our cash rental income is projected to increase from $85.0 million in 2012 to $95.4 million in 2013 assuming no modification, replacement or extensions of existing leases and no new leased investments are added to our portfolio. During the year ended December 31, 2012, we received $85.0 million of cash rental revenue and recorded $0.7 million of amortized lease inducement cost.

Investing Activities:

        For the year ended December 31, 2012, we used $158.5 million of cash for investing activities. The following table summarizes our acquisitions during 2012 (dollar amounts in thousands):

Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	Number of Beds/Units
Skilled Nursing(1)	$79,100	$275	$79,375	4	522
Assisted Living(2)	81,987	285	82,272	5	266
Land(3)	5,663	207	5,870	—	—

Totals	$166,750	$767	$167,517	9	788

(1)
Includes two skilled nursing properties with a total of 234 beds located in Texas and two skilled nursing properties with a total of 288 beds located in Ohio. The weighted average GAAP rent is 10.3%.
(2)
Includes two properties with a total of 100 units located in Colorado and three properties with a total of 166 units located in New Jersey. The weighted average GAAP rent is 8.1%.
(3)
We purchased four vacant parcels of land in the following states: Colorado, Kansas, Kentucky and Texas. Simultaneous with the purchase, we entered into lease agreements and development commitments in an amount not to exceed $49,702 to fund the construction of a memory care property with 60 units and two assisted living properties with a total of 158 units and one skilled nursing property with 143 beds. Rents due under the lease will begin upon the earlier of project completion or the improvement deadline specified in the lease. The weighted average initial rent rate is 9.1%.

        During the year ended December 31, 2012, we funded the following under our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2012 Funding(2)		Total Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$36,094	$8,310		$9,204	$26,890	6	759
Assisted Living(1)	40,927	8,242		8,242	32,685	6	458
Range of Care	739	66		739	—	2	211

Totals	$77,760	$16,618	(3)	$18,185	$59,575	14	1,428

(1)
Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, the expansion of two assisted living properties for a total $14,600 and the renovation of a 140-unit independent living property for $125.
(2)
Includes acquired land of $5,663 and excludes $134 of capital improvement funding.
(3)
Subsequent to December 31, 2012, we funded $2,972 under investment commitments.

        During the year ended December 31, 2012, we sold a 140-bed skilled nursing property located in Texas for $1.2 million and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale.

        During the year ended December 2012, we originated a $5.1 million two-year interest-only bridge loan. The loan is secured by a 70-unit assisted living property in Pennsylvania and bears interest at 7.0% increasing annually by 1.5%. We also originated a $10.6 million mortgage and construction loan secured by an operational skilled nursing property and a vacant parcel of land upon which a 106-bed replacement facility will be constructed. The term is 10 years and interest is 9.0% increasing 25 basis points annually. The agreement gives us the right to purchase the replacement facility for $13.5 million during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy. If the purchase option is exercised, the replacement facility will be added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option is exercised. As of December 31, 2012, we funded $2.6 million of loan proceeds and we have a remaining commitment of $8.0 million on this mortgage and construction loan. Subsequent to December 31, 2012, we funded $0.9 million under this mortgage and construction loan and we have a remaining commitment of $7.1 million.

        During the year ended December 31, 2012, we received $2.6 million in regularly scheduled principal payments and we received $19.1 million plus accrued interest related to the early payoff of eleven mortgage loans secured by four skilled nursing properties and seven assisted living properties.

        During the year ended December 31, 2012, we received $6.5 million plus accrued interest related to Skilled Healthcare Group, Inc.'s (or SHG) redemption of their outstanding Senior Subordinated Notes. The Senior Subordinated Notes had a face rate of 11.0% and an effective rate of 11.1%.

        During the year ended December 31, 2012, we funded $0.6 million under a 9.0% construction and term loan for capital improvements at one skilled nursing property we own and lease to the borrower. This loan will fully amortize to maturity in May 2018. Also during 2012, we also funded $2.3 million under an 8.5% construction and term loan for capital improvements at two range of care properties we own and lease to the borrower. This loan will fully amortize to maturity in November 2017. During the year ended December 31, 2012, we received $0.6 million in principal payments on loan and line of credit agreements with certain operators.

Financing Activities:

        For the year ended December 31, 2012, we had net cash provided by financing activities of $84.6 million. During 2012, we paid $0.6 million in scheduled principal payments on bonds payable.

        During 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240.0 million with the opportunity to increase the credit amount up to a total of $350.0 million. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage ratios during 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and the unused commitment fee was 25 basis points. Subsequent to December 31, 2012, we anticipate that the annual interest will increase to LIBOR plus 150 basis points and 30 basis points for the unused commitment fee based on our leverage ratios at December 31, 2012. Financial covenants contained in the Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

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

        During the year ended December 31, 2012, we borrowed $153.5 million and repaid $94.0 million under our Unsecured Credit Agreement. At December 31, 2012, we had $115.5 million outstanding at an interest rate of LIBOR plus 1.25% and $124.5 million available for borrowing. Subsequent to December 31, 2012, we borrowed $2.0 million at an interest rate of LIBOR plus 1.25%. After this borrowing, we had $117.5 million outstanding and $122.5 million available for borrowing. At December 31, 2012, we were in compliance with all our covenants.

        During the 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85.8 million to a group of institutional investors in a private placement transaction. The notes bear interest at 5.0%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17.2 million in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions. At December 31, 2012, we had $185.8 million outstanding under our Senior Unsecured Notes with a weighted average interest rate of 5.2% and we were in compliance with all our covenants.

        At December 31, 2012, we have an Amended and Restated Note Purchase and Private Shelf agreement with Prudential which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed-rate term notes through October 19, 2014.

        We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During the year ended December 31, 2012, we did not sell shares of common stock under our equity distribution agreement. At December 31, 2012, we had $64.6 million available under this agreement.

        We had a Board of Directors repurchase authorized program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities. During 2012, we did not purchase shares of our equity securities and our Board of Directors terminated this repurchase authorization.

        During 2012, we amended our charter to increase the number of authorized shares of common stock from 45,000,000 to 60,000,000 shares. The charter amendment was approved by our stockholders at the 2012 annual meeting of stockholders held on May 22, 2012.

        During 2012, we reclassified all of the authorized but unissued shares of our 8.5% Series E Cumulative Convertible Preferred Stock and our 8.0% Series F Cumulative Preferred Stock as authorized but unissued and unclassified shares of our preferred stock. No shares of Series E preferred stock or Series F preferred stock were outstanding immediately prior to the reclassification.

        We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $3.3 million. Additionally, we declared and paid cash dividends on our common stock totaling $54.5 million. In January 2013, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of January, February and March 2013 payable on January 31, February 28 and March 28, 2013, respectively, to stockholders of record on January 23, February 20 and March 20, 2013, respectively.

        At December 31, 2012, we had a 2008 Equity Participation Plan, under which 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2008 Equity Participation Plan are set by our compensation committee at its discretion. During 2012, we granted 90,500 shares of restricted common stock as follows:

No. of Shares	Price per Share	Vesting Period
14,000	$31.77	ratably over 5 years
12,200	$31.77	January 10, 2016
30,000	$31.77	June 15, 2015
8,000	$31.87	ratably over 3 years
6,300	$34.90	ratably over 5 years
20,000	$34.90	December 20, 2015

        In January 2013, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016. During the year ended December 31, 2012, a total of 85,000 stock options were exercised at a total option value of $1.9 million and a total market value on the date of exercise of $2.8 million. No stock options were issued during 2012.

        During 2012, two of our limited partners exercised their conversion rights to exchange all of their 112,588 partnership units. At our discretion, we converted 23,294 partnership units into an equal number of our common shares. The partnership conversion price was $17.00 per partnership unit. At our discretion, we elected to satisfy the conversion of 89,294 limited partnership units with cash. We paid the limited partners $2.8 million, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed. The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1.2 million. Accordingly, the $1.2 million excess book value of the limited partners' interest in the partnership was reclassified to stockholders' equity. We accounted for these conversions as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. At December 31, 2012, we had no shares of our common stock reserved under partnership agreements.

Available Shelf Registrations:

        Our shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2012, we had availability of $167.6 million under our effective shelf registration.

Commitments:

        We committed to provide $1.4 million in loan and line of credit agreements to certain operators. As of December 31, 2012, we had funded $20,000 under these commitments and have a remaining commitment of $1.4 million. These loan commitments have interest rates ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2014.

        During 2011, we purchased four skilled nursing properties with 524-beds in Texas. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met. The contingent earn-out payment arrangements require us to pay two earn-out payments totaling up to $11.0 million upon the properties achieving a sustainable stipulated rent coverage ratio. During 2011, we paid $4.0 million related to the first contingent earn-out payment. We recorded the contingent earn-out payments at fair value, which was estimated using a discounted cash flow analysis, and are accreting the earn-out liability to the estimated settlement amount as of the payment date. This fair value measurement was based on significant input not observable in the market and thus represented a Level 3 measurement. During 2011, we paid $0.4 million related to the first contingent earn-out payment. During 2012 and 2011, we recorded non-cash interest expense of $0.4 million and $0.5 million respectively, related to the earn-out liability. At December 31, 2012 and 2011, the earn-out liability had a carrying value of $6.7 million and $6.3 million, respectively.

        We have a commitment to fund $5.0 million per year for the life of a master lease which has a maturity date of December 2014. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. Additionally, we have the following development, redevelopment, renovation and expansion commitments and year to date funding for the year ended December 31, 2012 (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2012 Funding(2)		Total Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$36,094	$8,310		$9,204	$26,890	6	759
Assisted Living(1)	40,927	8,242		8,242	32,685	6	458
Range of Care	739	66		739	—	2	211

Totals	$77,760	$16,618	(3)	$18,185	$59,575	14	1,428

(1)
Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, the expansion of two assisted living properties for a total $14,600 and the renovation of a 140-unit independent living property for $125.
(2)
Includes acquired land of $5,663 and excludes $134 of capital improvement funding.
(3)
Subsequent to December 31, 2012, we funded $2,972 under investment commitments.

        We committed to fund a $10.6 million mortgage and construction loan secured by an operational skilled nursing property and a vacant parcel of land upon which a 106-bed replacement facility will be constructed. Interest on the loan will be paid monthly in arrears at a rate of 9.0% increasing 25 basis points annually. The term of the loan is 10 years. The agreement gives us the right to purchase the replacement facility for $13.5 million during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy. If the purchase option is exercised, the replacement facility will be added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option is exercised. As of December 31, 2012, we funded $2.6 million of loan proceeds and we have a remaining commitment of $8.0 million on this mortgage and construction loan. Subsequent to December 31, 2012, we funded $0.9 million under this mortgage and construction loan and we have a remaining commitment of $7.1 million.

Contractual Obligations:

        We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2012, and excludes the effects of interest (in thousands):

	Total		2013	2014	2015	2016	2017	Thereafter
Bank borrowings	$115,500	(1)	$—	$—	$—	$115,500	$—	$—
Senior unsecured notes	185,800		—	4,167	29,166	16,667	14,167	121,633
Bonds payable	2,635		600	635	1,400	—	—	—

	$303,935		$600	$4,802	$30,566	$132,167	$14,167	$121,633

(1)
At December 31, 2012 we had $124,500 available for borrowing under our Unsecured Credit Agreement. During January 2013, we borrowed $2,000. After this borrowing, we had $117,500 outstanding and $122,500 available for borrowing.

        Assuming no additional borrowing under our Unsecured Credit Agreement, no change in the variable interest rate under our bond payable, and principal payments are paid as scheduled under our senior unsecured notes and bond payables, the following table represents our projected interest expense as of December 31, 2012 (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Bank borrowings	$8,088	$2,367	$2,367	$2,367	$987	$—	$—
Senior unsecured notes	63,048	9,466	9,235	8,386	7,192	6,403	22,366
Bonds payable	121	60	41	20	—	—	—

	$71,257	$11,893	$11,643	$10,773	$8,179	$6,403	$22,366

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2012.

Liquidity:

        We have an Unsecured Credit Agreement in the amount of $240.0 million with the opportunity to increase the credit amount up to a total of $350.0 million. The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of May 25, 2016. Based on our maximum total indebtedness to total asset value ratio as calculated in the Unsecured Credit Agreement during 2012, our pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.25% or LIBOR plus 1.25% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate. Subsequent to December 31, 2012, we anticipate that our pricing will increase to Prime Rate plus 0.50% and LIBOR plus 1.50% based on our leverage ratios at December 31, 2012.

        At December 31, 2012, we had $7.2 million of cash on hand, $124.5 million available on our $240.0 million Unsecured Credit Agreement, and $100.0 million available under the uncommitted private shelf agreement. Also, our potential ability to access the capital markets through the issuance of $64.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to provide for payment of our current operating costs, debt obligations (both principal and interest) and capital commitments to our lessees and borrowers and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.

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

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2012.

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

        At December 31, 2012, the fair value of our mortgage loans receivable using a 6.0% discount rate was approximately $44.9 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $1.2 million while a 1% decrease in such rates would increase their estimated fair value by approximately $1.2 million. At December 31, 2012, the fair value of our senior unsecured notes using a 3.8% discount rate for those maturing before year 2020 and 4.3% discount rate for those maturing beyond year 2020 was approximately $194.8 million. A 1% increase in such rates would decrease the estimated fair value of our senior unsecured notes by approximately $10.5 million while a 1% decrease in such rates would increase their estimated fair value by approximately $11.3 million. These discount rates were measured based upon management's estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 21, 2013

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Real estate investments:
Land	$75,407	$57,369
Buildings and improvements	824,688	664,758
Accumulated depreciation and amortization	(198,548)	(176,546)

Net operating real estate property	701,547	545,581
Properties held-for-sale, net of accumulated depreciation and amortization: 2012—$0; 2011—$1,650	—	1,254

Net real estate property	701,547	546,835
Mortgage loans receivable, net of allowance for doubtful accounts: 2012—$782; 2011—$921	39,299	53,081

Real estate investments, net	740,846	599,916
Other assets:
Cash and cash equivalents	7,191	4,408
Debt issue costs, net	3,040	2,301
Interest receivable	789	1,494
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2012—$1,557; 2011—$1,519	26,998	23,772
Prepaid expenses and other assets	7,548	7,904
Notes receivable	3,180	817
Marketable securities(2)	—	6,485

Total assets	$789,592	$647,097

LIABILITIES
Bank borrowings	$115,500	$56,000
Senior unsecured notes	185,800	100,000
Bonds payable	2,635	3,200
Accrued interest	3,279	1,356
Earn-out liabilities	6,744	6,305
Accrued expenses and other liabilities	12,526	11,440
Accrued expenses and other liabilities related to properties held-for-sale	—	86

Total liabilities	326,484	178,387
EQUITY
Stockholders' equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2012—2,000; 2011—2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized;(3) shares issued and outstanding: 2012—30,544; 2011—30,346	305	303
Capital in excess of par value	510,236	507,343
Cumulative net income	724,033	672,743
Accumulated other comprehensive income	152	199
Cumulative distributions	(810,125)	(752,340)

Total LTC Properties, Inc. stockholders' equity	463,101	466,748
Non-controlling interests	7	1,962

Total equity	463,108	468,710

Total liabilities and equity	$789,592	$647,097

(1)
On December 31, 2012 and 2011, we had $3,191 and $3,060 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.
(2)
At December 31, 2011, we had a $6,500 face value investment in marketable securities issued by an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.
(3)
During 2012, our charter was amended to increase the number of authorized shares of common stock from 45,000 to 60,000 shares. The charter amendment was approved by our stockholders at the 2012 annual meeting of stockholder held on May 22, 2012.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010
Revenues:
Rental income(1)	$87,573	$77,643	$64,952
Interest income from mortgage loans	5,496	6,411	7,482
Interest and other income(2)	964	1,111	1,868

Total revenues	94,033	85,165	74,302

Expenses:
Interest expense	9,932	6,434	2,653
Depreciation and amortization	22,153	19,524	15,853
Acquisition costs	608	393	370
General and administrative expenses	10,029	9,272	9,831

Total expenses	42,722	35,623	28,707

Income from continuing operations	51,311	49,542	45,595
Discontinued operations:
(Loss) income from discontinued operations	—	(99)	148
Gain on sale of assets, net	16	—	310

Net income (loss) from discontinued operations	16	(99)	458

Net income	51,327	49,443	46,053
Income allocated to non-controlling interests	(37)	(191)	(191)
Net income attributable to LTC Properties, Inc.	51,290	49,252	45,862

Income allocated to participating securities	(377)	(342)	(230)
Income allocated to preferred stockholders	(3,273)	(9,078)	(16,045)

Net income available to common stockholders	$47,640	$39,832	$29,587

Basic earnings per common share:
Continuing operations	$1.58	$1.37	$1.19
Discontinued operations	$0.00	$0.00	$0.02

Net income available to common stockholders	$1.58	$1.36	$1.21

Diluted earnings per common share:
Continuing operations	$1.57	$1.37	$1.19
Discontinued operations	$0.00	($0.01)	$0.02

Net income available to common stockholders	$1.57	$1.36	$1.21

Weighted average shares used to calculate earnings per common share:
Basic	30,238	29,194	24,495
Diluted	30,278	29,222	24,568

(1)
During 2012, 2011 and 2010, we received $4,370, $4,264, and $4,160, respectively, in rental income and recorded $131, $238 and $342, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.
(2)
During 2012, 2011 and 2010 we recognized $235, $721, and $720, respectively, of interest income from an entity that qualifies as a related party because the entity's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010
Net income	$51,327	$49,443	$46,053
Reclassification adjustment	(47)	(65)	(126)

Comprehensive income	51,280	49,378	45,927
Comprehensive income allocated to non-controlling interests	(37)	(191)	(191)

Comprehensive income attributable to LTC Properties, Inc.	$51,243	$49,187	$45,736

See accompanying notes.

LTC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Accumulated OCI	Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance—December 31, 2009	7,932	23,312	$186,801	$233	$326,163	$577,629	$390	$(638,884)	$452,332	$1,981	$454,313
Conversion of 8.5% Series E Preferred Stock	(33)	66	(823)	1	822	—	—	—	—	—	—
8.5% Series E Preferred Stock full redemption	(5)	—	(123)	—	6	—	—	(6)	(123)	—	(123)
8.0% Series F Preferred Stock partial redemption	(2,358)	—	(58,942)	—	2,377	—	—	(2,377)	(58,942)	—	(58,942)
Reclassification adjustment	—	—	—	—	—	—	(126)	—	(126)		(126)
Stock option exercises	—	12	—	—	182	—	—	—	182	—	182
Issue common stock	—	2,746	—	27	67,766	—	—	—	67,793	—	67,793
Issue restricted stock	—	209	—	2	(2)	—	—	—	—	—	—
Net income	—	—	—	—	—	45,862	—	—	45,862	191	46,053
Vested stock options	—	—	—	—	75	—	—	—	75	—	75
Vested restricted stock	—	—	—	—	1,210	—	—	—	1,210	—	1,210
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(210)	(210)
Preferred stock dividends	—	—	—	—	—	—	—	(13,662)	(13,662)	—	(13,662)
Common stock cash distributions ($1.58 per share)	—	—	—	—	—	—	—	(39,041)	(39,041)	—	(39,041)

Balance—December 31, 2010	5,536	26,345	126,913	263	398,599	623,491	264	(693,970)	455,560	1,962	457,522

8.0% Series F Preferred Stock full redemption	(3,536)	—	(88,413)	—	3,566	—	—	(3,566)	(88,413)	—	(88,413)
Reclassification adjustment	—	—	—	—	—	—	(65)	—	(65)	—	(65)
Stock option exercises	—	5	—	—	120	—	—	—	120	—	120
Issue common stock	—	3,990	—	40	103,591	—	—	—	103,631	—	103,631
Issue restricted stock	—	6	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	49,252	—	—	49,252	191	49,443
Vested stock options	—	—	—	—	17	—	—	—	17	—	17
Vested restricted stock	—	—	—	—	1,450	—	—	—	1,450	—	1,450
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(191)	(191)
Preferred stock dividends	—	—	—	—	—	—	—	(5,512)	(5,512)	—	(5,512)
Common stock cash distributions ($1.68 per share)	—	—	—	—	—	—	—	(49,292)	(49,292)	—	(49,292)

Balance—December 31, 2011	2,000	30,346	38,500	303	507,343	672,743	199	(752,340)	466,748	1,962	468,710

Reclassification adjustment	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Stock option exercises	—	85	—	1	1,925	—	—	—	1,926	—	1,926
Issue restricted stock	—	90	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	51,290	—	—	51,290	37	51,327
Vested stock options	—	—	—	—	10	—	—	—	10	—	10
Vested restricted stock	—	—	—	—	1,809	—	—	—	1,809	—	1,809
Non-controlling interests conversion	—	23	—	—	(850)	—	—	—	(850)	(1,914)	(2,764)
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(78)	(78)
Preferred stock dividends	—	—	—	—	—	—	—	(3,273)	(3,273)	—	(3,273)
Common stock cash distributions ($1.79 per share)	—	—	—	—	—	—	—	(54,512)	(54,512)	—	(54,512)

Balance—December 31, 2012	2,000	30,544	$38,500	$305	$510,236	$724,033	$152	$(810,125)	$463,101	$7	$463,108

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$51,327	$49,443	$46,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	22,153	19,623	16,109
Stock-based compensation expense	1,819	1,467	1,285
Gain on sale of assets, net	(16)	—	(310)
Straight-line rental income—continuing and discontinued operations(1)	(3,264)	(3,728)	(3,822)
(Recovery) provisions for doubtful accounts	(101)	(13)	2,010
Non-cash interest related to earn-out liabilities	439	464	—
Other non-cash items, net	1,330	1,299	881
Decrease in interest receivable	535	56	95
Increase in accrued interest payable	1,923	681	573
Net change in other assets and liabilities	545	1,167	2,101

Net cash provided by operating activities	76,690	70,459	64,975

INVESTING ACTIVITIES:
Investment in real estate properties, net	(166,750)	(100,294)	(94,250)
Investment in real estate developments, net	(9,957)	(50)	—
Investment in real estate capital improvements, net	(1,132)	(3,135)	(5,824)
Proceeds from sale of real estate investments, net	1,271	—	4,864
Investment in real estate mortgages	(7,719)	—	(1,694)
Principal payments received on mortgage loans receivable	21,633	5,967	8,403
Proceeds from redemption of marketable securities	6,500	—	—
Advances under notes receivable	(2,930)	(232)	(100)
Principal payments received on notes receivable	569	731	1,573

Net cash used in investing activities	(158,515)	(97,013)	(87,028)

FINANCING ACTIVITIES:
Bank borrowings	153,500	167,600	83,700
Repayment of bank borrowings	(94,000)	(149,300)	(59,500)
Proceeds from issuance of senior unsecured notes	85,800	50,000	50,000
Principal payments on mortgage loan payable and bonds payable	(565)	(530)	(8,180)
Debt issue costs	(1,426)	(2,286)	(718)
Proceeds from common stock offering	—	103,631	67,793
Stock option exercises	1,926	120	182
Distributions paid to stockholders	(57,785)	(56,572)	(53,902)
Redemption of preferred stock	—	(88,413)	(59,065)
Redemption of non-controlling interests	(2,764)	—	—
Distributions paid to non-controlling interests	(78)	(191)	(210)

Net cash provided by financing activities	84,608	24,059	20,100

Increase (decrease) in cash and cash equivalents	2,783	(2,495)	(1,953)
Cash and cash equivalents, beginning of year	4,408	6,903	8,856

Cash and cash equivalents, end of year	$7,191	$4,408	$6,903

Supplemental disclosure of cash flow information:
Interest paid	$7,452	$5,070	$1,745
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

(1)
During 2012, 2011 and 2010, we recorded $131, $238, and $342, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

        LTC Properties, Inc. (or LTC), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (or REIT) that invests primarily in senior housing and long term care properties through property lease transactions, mortgage loans and other investments.

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

        The Financial Accounting Standard Board (or FASB) created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in the guidance. The limited partners have virtually no rights and are precluded from taking part in the operation, management or control of the partnership. The limited partners are also precluded from transferring their partnership interests without the expressed permission of the general partner. However, we can transfer our interest without consultation or permission of the limited partners. We consolidate our partnership in accordance with the guidance.

        The FASB requires the classification of non-controlling interests as a component of consolidated equity in the consolidated balance sheet subject to the provisions of the rules governing classification and measurement of redeemable securities. The guidance requires consolidated net income to be reported at the amounts attributable to both the controlling and non-controlling interests. The calculation of earnings per share will be based on income amounts attributable to the controlling interest. Also, this guidance addresses accounting and reporting for a change in control of a subsidiary.

        Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for disposed properties or classified as held-for-sale. During the year ended December 31, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale. The gain related to the sale and depreciation of the property have been reclassified to discontinued operations for 2012 and all prior periods. During 2012, we also reclassified a 140-unit independent living property located in Texas from held-for-sale to held-for-use. Depreciation expense, which was not recognized during the held-for-sale period, was recognized through a catch-up adjustment at the date of reclassification. This

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulted in an increase of depreciation expense of $285,000 during the year ended December 31, 2012. Due to the market conditions, the timing of the ultimate disposal of this property is uncertain.

        The FASB addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The guidance requires that we consolidate a "variable interest entity" if we are determined to be the primary beneficiary of the equity. The guidance also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2012, we do not have investments in any entities that meet the definition of a "variable interest entity."

        Use of Estimates.    Preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (or GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash Equivalents.    Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased and are stated at cost which approximates market.

        Owned Properties.    We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative fair value of each component. In determining fair value, we use current appraisals or other third party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in-place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, the appraisers make best estimates based on the evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

        We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate asset. We capitalize construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. We consider a construction project as substantially complete and held available for occupancy upon the issuance of the certificate of occupancy. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment, renovation and expansion of existing operating properties, we capitalize the cost for the construction and improvement incurred in connection with the redevelopment, renovation and expansion. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

        Depreciation is computed principally by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 3 to 5 years for computers, 7 to 15 years

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for furniture and equipment, 35 to 45 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

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

        Impairments.    Assets that are classified as held for use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the estimated fair value of assets as of the measurement date. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings. We have not elected the fair value option for any of our financial assets or liabilities.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2012, the book basis of our net depreciable assets exceeds our tax basis by approximately $92,396,000 (unaudited), primarily due to additional depreciation taken for tax purposes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        We may from time to time be assessed interest or penalties by certain tax jurisdictions. In the event we have received an assessment for interest and/or penalties, it has been classified in our consolidated financial statements as General and administrative expenses.

        Concentrations of Credit Risks.    Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage loans receivable, marketable debt securities and operating leases on owned properties. Our financial instruments, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management's periodic review of our portfolio. See Note 3. Major Operators for further discussion of concentrations of credit risk from our tenants.

        Discontinued Operations.    Properties classified as held-for-sale on the consolidated balance sheet include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Accordingly, we record reclassification adjustments to reflect properties sold subsequent to the respective consolidated balance sheet date as held-for-sale in the prior period consolidated balance sheet. Properties held-for-sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held-for-sale once they have been classified as such. The operating results of real estate assets designated as held-for-sale are included in discontinued operations in the consolidated statement of income. In addition, all gains and losses from real estate sold are also included in discontinued operations. For comparative purposes, as required by the FASB accounting guidance, the prior years' operating results of sold and held-for-sale real estate assets have been reclassified to discontinued operations in the consolidated income statement for the prior years.

        Net Income Per Share.    Basic earnings per share is calculated using the weighted-average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

        In accordance with the accounting guidance regarding the determination of whether instruments granted in share-based payments transactions are participating securities, we have applied the two-class method of computing basic earnings per share. This guidance clarifies that outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities.

        Stock-Based Compensation.    The FASB requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are generally not subject to Federal income taxation. Therefore, this reporting requirement does not have an impact on our statement of cash flows.

        Segment Disclosures.    The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in senior housing and long term care properties, including mortgage loans, property lease transaction and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, we have concluded that we operate as a single segment.

3. Major Operators

        We have three operators from each of which we derive over 10% of our rental revenue and interest income from mortgage loans.

        In 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc. (or ALC). ALC is now a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (or Extendicare REIT) listed on the Toronto Stock Exchange. On July 1, 2012, Extendicare REIT converted from an income trust structure to a corporate structure under a corporation named Extendicare, Inc. (or Extendicare). Both Extendicare and ALC continue to be parties to the leases with us.

        Extendicare and ALC, collectively lease 37 assisted living properties with a total of 1,430 units owned by us representing approximately 6.8% or $53,403,000, of our total assets at December 31, 2012 and 11.8% of rental revenue and interest income from mortgage loans recognized during the year ended December 31, 2012.

        Brookdale Senior Living Communities, Inc. (or Brookdale Communities) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Brookdale Communities leases 35 assisted living properties with a total of 1,414 units owned by us representing approximately 6.8%, or $53,525,000, of our total assets at December 31, 2012 and 11.5% of rental revenue and interest income from mortgage loans recognized during the year ended December 31, 2012.

        Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 27 skilled nursing properties and two range of care properties that we own or on which we hold a mortgage secured by first trust deed. These properties consist of a total of 3,354 skilled nursing beds and 49 assisted living units. This represents approximately 6.7%, or $52,550,000, of our total assets at December 31, 2012 and 11.6% of rental revenue and interest income from mortgage loans recognized during the year ended December 31, 2012. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2012	2011		2010
	(in thousands)
Non-cash investing and financing transactions:
Conversion of mortgage loans to owned properties	$—	$—		$2,900
Acquisition of real estate investments	—	5,975	(1)	—
Capitalized interest	130	45		117
Conversion of preferred stock to common stock	—	—		823
Redemption of non-controlling interest	396	—		—
Restricted stock issued, net of cancellations	1	—		2

(1)
We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments. The contingent earn-out payment arrangements require us to pay two earn-out payments totaling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During 2011, we paid $4,000 related to the first contingent earn-out payment which has been included in Investment in real estate properties, net on our consolidated statement of cash flows. See Note 11. Commitments and Contingencies for further discussion.

5. Impairment

        No impairment charges on our real estate investments held and used and on our mortgage loans receivable were recorded during 2012, 2011 or 2010. However in past years, the long term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charges may be needed in the future.

6. Real Estate Investments

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Owned Properties.    The following table summarizes our investment in owned properties at December 31, 2012 (dollar amounts in thousands):

				Number of
						Average Investment per Bed/Unit
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds	ALF Units
Skilled Nursing	$438,388	48.7%	71	8,211	—	$53.39
Assisted Living	379,869	42.2%	96	—	4,502	84.38
Range of Care	52,870	5.9%	10	814	318	46.70
Under Development	16,642	1.8%	—	—	—	—
School	12,326	1.4%	2	—	—	—

Totals	$900,095	100.0%	179	9,025	4,820

(1)
We have investments in 26 states leased to 35 different operators.

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

  (iv)
  specific dollar increases.

        Contingent rent income for the years ended December 31, 2012, 2011 and 2010 was not significant in relation to contractual base rent income.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes our acquisitions during 2012 (dollar amounts in thousands):

Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	Number of Beds/Units
Skilled Nursing(1)	$79,100	$275	$79,375	4	522
Assisted Living(2)	81,987	285	82,272	5	266
Land(3)	5,663	207	5,870	—	—

Totals	$166,750	$767	$167,517	9	788

(1)
Includes two skilled nursing properties with a total of 234 beds located in Texas and two skilled nursing properties with a total of 288 beds located in Ohio. The weighted average GAAP rent is 10.3%.
(2)
Includes two properties with a total of 100 units located in Colorado and three properties with a total of 166 units located in New Jersey. The weighted average GAAP rent is 8.1%.
(3)
We purchased four vacant parcels of land in the following states: Colorado, Kansas, Kentucky and Texas. Simultaneous with the purchase, we entered into lease agreements and development commitments in an amount not to exceed $49,702 to fund the construction of a memory care property with 60 units and two assisted living properties with a total of 158 units and one skilled nursing property with 143 beds. Rents due under the lease will begin upon the earlier of project completion or the improvement deadline specified in the lease. The weighted average initial rent rate is 9.2%.

        The following unaudited pro forma consolidated results of operations for the years ended December 31, 2012 and 2011 assume that the 2012 acquisitions of the above properties were completed as of January 1, 2011 as shown below (in thousands):

	For the year ended December 31,
	2012	2011
Revenues	$104,342	$100,636
Net Income	$59,100	$58,686

        Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

        The following table summarizes our investment commitments and year to date funding on our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2012 Funding(2)		Total Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$36,094	$8,310		$9,204	$26,890	6	759
Assisted Living(1)	40,927	8,242		8,242	32,685	6	458
Range of Care	739	66		739	—	2	211

Totals	$77,760	$16,618	(3)	$18,185	$59,575	14	1,428

(1)
Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, the expansion of two assisted living properties for a total $14,600 and the renovation of a 140-unit independent living property for $125.
(2)
Includes acquired land of $5,663 and excludes $134 of capital improvement funding.
(3)
In January and February of 2013, we funded $2,484 and $488, respectively, under investment commitments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition, we committed to fund $5,000,000 per year for the life of a master lease which has a maturity date of December 2014. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points.

        During the year ended December 31, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale.

        The following table summarizes our acquisitions during 2011 (dollar amounts in thousands):

Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	Number of Beds/Units
Skilled Nursing(1)(2)	$93,841	$330	$94,171	7	1,016
Range of Care(3)	11,450	34	11,484	2	211
Land(4)	844	11	855	—	—

Totals	$106,135	$375	$106,510	9	1,227

(1)
Includes two skilled nursing properties with a total of 336 beds located in Texas for $25,500 and a 156-bed skilled nursing property located in California for $17,500.
(2)
We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments. The contingent earn-out payment arrangements require us to pay two earn-out payments totaling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During 2011, we paid $4,000 related to the first contingent earn-out payment. See Note 11. Commitments and Contingencies for further discussion on the contingent earn-out.
(3)
We purchased two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11,450.
(4)
We acquired a vacant parcel of land in Texas for the purpose of building a replacement skilled nursing property for a purchase price of $844.

        The following table summarizes our acquisitions during 2010 (dollar amounts in thousands):

Type of Property	Purchase Price		Transaction Costs		Total Acquisition Costs	Number of Properties	Number of Beds/Units
Skilled Nursing	$54,011	(1)	$140	(2)	$54,151	5	668
Assisted Living	26,900		210		27,110	4	241
Range of Care	13,339		—	(3)	13,339	1	230

Totals	$94,250		$350		$94,600	10	1,139

(1)
Includes three skilled nursing properties with a total of 458 beds located in Texas, a 120-bed skilled nursing property located in Florida, and a 90-bed skilled nursing property located in Virginia.
(2)
Includes a $125 lease inducement payment which is amortized as a yield adjustment over the life of the lease.
(3)
We purchased this range of care property along with a 90-bed skilled nursing property for $22,000 and incurred $7 in transaction costs. The transaction costs for this acquisition are included in the skilled nursing property transaction costs above.

        During the year ended December 31, 2011 and 2010, we invested $3,185,000 and $5,824,000 under agreements to develop new properties and redevelop, renovate and expand existing leased properties. During the year ended December 31, 2010, we sold a 195-bed skilled nursing property located in

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Virginia to the lessee under a purchase option for $4,935,000. As a result, we received net cash proceeds of $4,864,000 and recognized a gain net of selling expenses of $310,000.

        Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $22,002,000, $19,487,000, and $16,016,000 for the years ended December 31, 2012, 2011 and 2010.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the effects of straight-line rent and extension options are as follows (in thousands):

Annual Cash Rent
2013	$95,425
2014	96,222
2015	83,163
2016	82,861
2017	82,529
Thereafter	422,329

        Set forth in the table below are the components of the loss from discontinued operations (in thousands):

	For the year ended December 31,
	2012	2011	2010
Rental income	$—	$—	$404
Interest and other income	—	—	—

Total revenues	—	—	404
Depreciation and amortization	—	(99)	(256)
Provisions for doubtful accounts	—	—	—
General and administrative expenses	—	—	—

Total expenses	—	—	—

(Loss) income from discontinued operations	—	$(99)	$148

        Mortgage Loans.    The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2012 (dollar amounts in thousands):

					Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds	ALF Units	Investment per Bed/Unit
Skilled Nursing	$24,931	62.2%	16	17	1,861	—	$13.40
Assisted Living	12,288	30.7%	3	8	—	211	$58.24
Range of Care	2,862	7.1%	1	1	99	74	$16.54

Totals	$40,081	100.0%	20	26	1,960	285

(1)
We have investments in 9 states that include mortgages to 12 different operators.

        At December 31, 2012, the mortgage loans had interest rates ranging from 7.0% to 13.5% and maturities ranging from 2014 to 2019. In addition, the loans contain certain guarantees, provide for

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain facility fees and generally have 20-year to 25-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. At December 31, 2012 and 2011, the carrying values of the mortgage loans were $39,299,000 and $53,081,000, respectively. Scheduled principal payments on mortgage loans are as follows (in thousands):

Scheduled Principal
2013	$1,933
2014	14,244
2015	4,272
2016	2,195
2017	6,118
Thereafter	11,319

        During the year ended December 2012, we originated a $5,100,000 two-year interest-only bridge loan. The loan is secured by a 70-unit assisted living property in Pennsylvania and bears interest at 7.0% increasing annually by 1.5%. We also originated a $10,600,000 mortgage and construction loan secured by a currently operating skilled nursing property and a vacant parcel of land upon which a 106-bed replacement facility will be constructed. The term is 10 years and interest is 9.0% increasing 25 basis points annually. The agreement gives us the right to purchase the replacement facility for $13,500,000 during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy. If the purchase option is exercised, the replacement facility will be added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option is exercised. As of December 31, 2012, we funded $2,619,000 of loan proceeds and we have a remaining commitment of $7,981,000 on this mortgage and construction loan. In January and February of 2013, we funded $776,000 and $128,000, respectively, under this mortgage and construction loan and we have a remaining commitment of $7,077,000.

        During the year ended December 31, 2012, we received $2,572,000 in regularly scheduled principal payments and we received $19,061,000 plus accrued interest related to the early payoff of eleven mortgage loans secured by four skilled nursing properties and seven assisted living properties.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Notes Receivable

        During 2012, we funded $663,000 under a 9.0% construction and term loan for capital improvements at one skilled nursing property we own and lease to the borrower. This loan will fully amortize to maturity in May 2018. During 2012, we also funded $2,267,000 under an 8.5% construction and term loan for capital improvements at two senior housing properties we own and lease to the borrower. This loan will fully amortize to maturity in November 2017.

        At December 31, 2012, we committed to provide $1,400,000 in loan and line of credit agreements to certain operators. As of December 31, 2012, we had funded $20,000 under these commitments and have a remaining commitment of $1,380,000. These loan commitments have interest rates ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2014.

        The following table summarizes the number of loans outstanding, the weighted average interest rate and the carrying value as of December 31, 2012, 2011, and 2010 and notes receivable principal payments received and advanced for the years 2012, 2011, and 2010 (dollar amounts in thousands):

	Number of Loans	Weighted Average Interest Rate	Carrying Value	Principal Payments Received	Principal Advanced
2012	5	8.7%	$3,180	$569	$(2,930)
2011	6	10.0%	817	731	(232)
2010	5	11.9%	1,283	1,573	(100)

8. Marketable Securities

        During the year ended December 31, 2012, Skilled Healthcare Group, Inc. (or SHG) redeemed all of its outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest. The SHG Senior Subordinated Notes had a face rate of 11.0% and an effective yield of 11.1%. At December 31, 2011, we had a $6,500,000 face value investment in SHG Senior Subordinated Notes. One of our board members is the chief executive officer of SHG. See Note 12. Transactions with Related Party for further discussion.

9. Debt Obligations

        Bank Borrowings.    During 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage ratios during 2012, the amended facility provides for interest annually at LIBOR plus 125 basis points and the unused commitment fee was 25 basis points. Subsequent to December 31, 2012, we anticipate that the annual interest will increase to LIBOR plus 150 basis points and 30 basis points for the unused commitment fee based on our leverage ratios at December 31, 2012.

        Financial covenants contained in the Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

  (i)
  a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;

  (ii)
  a ratio of secured debt to total asset value not greater than 0.35 to 1.0;

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  (iii)
  a ratio of unsecured debt to the value of the unencumbered asset pool not greater than 0.6 to 1.0; and

  (iv)
  a ratio of EBITDA, as calculated in the Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

        During 2012 we borrowed $153,500,000 and repaid $94,000,000 under our Unsecured Credit Agreement. At December 31, 2012, we had $115,500,000 outstanding at an interest rate of LIBOR plus 1.25% and $124,500,000 available for borrowing. During January 2013, we borrowed $2,000,000 at an interest rate of LIBOR plus 1.25%. After this borrowing, we had $117,500,000 outstanding and $122,500,000 available for borrowing. At December 31, 2012 and 2011, we were in compliance with all covenants.

        Senior Unsecured Notes.    At December 31, 2012, we had $185,800,000 outstanding under our Senior Unsecured Notes with a weighted average interest rate of 5.2%. During 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85,800,000 to a group of institutional investors in a private placement transaction. The notes bear interest at 5.0%, mature on July 19, 2024 and have scheduled annual principal pay downs of $17,160,000 in years 8 through 12. We used a portion of the proceeds to pay down our Unsecured Credit Agreement and used the remaining proceeds to fund acquisitions.

        During 2011, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively "Prudential") $50,000,000 aggregate principal amount of 4.80% senior unsecured term notes fully amortizing to maturity on July 20, 2021. Additionally, we entered into an Amended and Restated Note Purchase and Private Shelf agreement with Prudential which provides for the possible issuance of up to an additional $100,000,000 of senior unsecured fixed-rate term notes through October 19, 2014. Financial covenants contained in the Amended and Restated Note Purchase and Private Shelf agreement are substantially the same as the financial covenants contained in our Unsecured Credit Agreement.

        During 2010, we sold to Prudential $25,000,000 aggregate principal amount of 5.25% senior unsecured term notes due July 14, 2015 and $25,000,000 aggregate principal amount of 5.74% senior unsecured term notes fully amortizing to maturity on July 14, 2019.

        Bonds Payable.    At December 31, 2012 and 2011 we had outstanding principal of $2,635,000 and $3,200,000, respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2012, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.2%. During 2012 and 2011 we paid $565,000 and $530,000, respectively, in regularly scheduled principal payments. At December 31, 2012 and 2011, the aggregate carrying value of real estate properties securing our bonds payable was $6,650,000 and $6,915,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Scheduled Principal Payments.    The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2012, and excludes the effects of interest (in thousands):

	Total		2013	2014	2015	2016	2017	Thereafter
Bank borrowings	$115,500	(1)	$—	$—	$—	$115,500	$—	$—
Senior unsecured notes	185,800		—	4,167	29,166	16,667	14,167	121,633
Bonds payable	2,635		600	635	1,400	—	—	—

	$303,935		$600	$4,802	$30,566	$132,167	$14,167	$121,633

(1)
At December 31, 2012 we had $124,500 available for borrowing under our Unsecured Credit Agreement. During January 2013, we borrowed $2,000 under our Unsecured Credit Agreement. After this borrowing, we had $117,500 outstanding and $122,500 available for borrowing.

10. Equity

        Preferred Stock.    At December 31, 2012 and 2011, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock is convertible into 2,000,000 shares of our common stock and dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at December 31, 2012 and 2011.

        At December 31, 2012 and 2011, we had no shares of our 8.5% Series E Cumulative Convertible Preferred Stock (or Series E preferred stock) outstanding. Our Series E preferred stock was convertible at any time into shares of our common stock at a conversion price of $12.50 per share of common stock. During 2010, holders of 32,895 shares of Series E preferred stock elected to convert such shares into 65,790 shares of common stock. During 2010, we redeemed the remaining 4,921 shares of outstanding Series E preferred stock at a redemption price of $25.4191 per share, including accrued and unpaid dividends up to and including the redemption date. Accordingly, we recognized the $6,000 of original issue costs related to the Series E preferred stock as a preferred stock redemption charge which is included in the income statement line item Income allocated to preferred stockholders.

        At December 31, 2012 and 2011, we had no shares of our 8.0% Series F Cumulative Preferred Stock outstanding (or Series F preferred stocks). Our Series F preferred stocks were redeemable by us, at our option, in whole or from time to time in part, for $25.00 per share in cash plus any accrued and unpaid dividends up to the date of redemption. Dividends were cumulative from the date of original issue and were payable quarterly to stockholders of record on the first day of each quarter. During 2011, we redeemed 3,536,530 shares of our Series F preferred stock, representing all of our remaining outstanding shares. The redemption price was $25.1333 per share, including accrued and unpaid dividends. Accordingly, we recognized $3,566,000 in 2011 of original issue costs related to the Series F preferred stock as a preferred stock redemption charge which is included in the income statement line item Income allocated to preferred stockholders.

        During 2012, we reclassified all of the authorized but unissued shares of our Series E preferred stock and our Series F preferred stock as authorized but unissued and unclassified shares of our preferred stock. No shares of Series E preferred stock or Series F preferred stock were outstanding immediately prior to the reclassification.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        While outstanding, the liquidation preferences of each share of preferred stock are pari passu with one another. None have any voting rights, any stated maturity, nor are they subject to any sinking fund or mandatory redemption.

        Common Stock.    We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During 2012 and 2011, we did not sell shares of our common stock under our equity distribution agreement. At December 31, 2012, we had $64,573,000 available under this equity distribution agreement.

        During 2011, we sold 3,990,000 shares of common stock at a price of $27.25 per share, before fees and costs, in an underwritten public offering. The net proceeds of $103,631,000 were used to redeem all of our Series F preferred stock outstanding, as previously discussed, and the remaining net proceeds were used to partially repay amounts outstanding under our Unsecured Credit Agreement.

        We had a Board of Directors repurchase authorization program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred stock in the open market. During 2012, our Board of Directors terminated this repurchase authorization. During 2012 and 2011, we did not purchase shares of our equity securities. At December 31, 2011, we had an open Board authorization to purchase 3,360,237 shares in total of equity securities.

        During 2012, we amended our charter to increase the number of authorized shares of common stock from 45,000,000 to 60,000,000 shares. The charter amendment was approved by our stockholders at the 2012 annual meeting of stockholders held on May 22, 2012.

        Available Shelf Registrations.    Our shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2012 we had availability of $167,614,000 under our effective shelf registration.

        Non-controlling Interests.    During 2012 and 2011, we had one limited partnership. The limited partnership agreement allowed the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercised control, we consolidated the limited partnership and we carried the non-controlling interests at cost.

        During 2012, two of our limited partners exercised their conversion rights to exchange all of their 112,588 partnership units. At our discretion, we converted 23,294 partnership units into an equal number of our common shares. The partnership conversion price was $17.00 per partnership unit. At our discretion, we elected to satisfy the conversion of 89,294 limited partnership units with cash. We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed. The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. Accordingly, the $1,246,000 excess book value of the limited partners' interest in the partnership was reclassified to stockholders' equity. We accounted for these conversions as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. At December 31, 2012, we had no shares of our common stock reserved under any partnership agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table represents the effect of changes in our ownership interest in the limited partnership on equity attributable to LTC Properties, Inc. (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income attributable to LTC Properties, Inc.	$51,290	$49,252	$45,862
Transfers from the non-controlling interest
Increase in paid-in capital for limited partners conversion	396	—	—
Decrease in paid-in capital for limited partners conversion	(1,246)	—	—

Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$50,440	$49,252	$45,862

        Distributions.    We declared and paid the following cash dividends (in thousands):

	Year Ended December 31, 2012		Year ended December 31, 2011
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$3,273	$3,273	$3,272	$3,272
Series F(1)	—	—	2,240	4,008

Total Preferred	3,273	3,273	5,512	7,280
Common Stock(2)	54,512	54,512	49,292	49,292

Total	$57,785	$57,785	$54,804	$56,572

(1)
During 2011, we redeemed all of our Series F preferred stock.
(2)
Represents $0.145 per share per month for January through July of 2012 and $0.155 per share per month for August through December of 2012. Represents $0.14 per share per month for the 2011.

        In January 2013, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of January, February and March 2013 payable on January 31, February 28 and March 28, 2013, respectively, to stockholders of record on January 23, February 20 and March 20, 2013, respectively.

        Accumulated Other Comprehensive Income.    During the years we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, we retained the non-investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At December 31, 2012 and 2011, Other Equity consisted of $152,000 and $199,000, respectively, of accumulated other comprehensive income.

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

        Restricted Stock.    During 2012, we granted 90,500 shares of restricted common stock as follows:

No. of Shares	Price per Share	Vesting Period
14,000	$31.77	ratably over 5 years
12,200	$31.77	January 10, 2016
30,000	$31.77	June 15, 2015
8,000	$31.87	ratably over 3 years
6,300	$34.90	ratably over 5 years
20,000	$34.90	December 20, 2015

        In January 2013, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016.

        During 2011, we granted 6,000 shares of restricted common stock at $28.70 per share. These shares vest ratably over a three-year period from the grant date.

        Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock. Restricted stock activity for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Outstanding, January 1	165,134	217,317
Granted	90,500	6,000
Vested	(60,185)	(58,183)
Canceled	—	—

Outstanding, December 31	195,449	165,134

Compensation expense for the year(1)	$1,809,000	$1,450,000

(1)
At December 31, 2012, the total compensation cost related to unvested restricted stock granted is $5,041,000, which will be recognized ratably over the remaining vesting period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Stock Options.    No stock options were issued during 2012 and 2011. Nonqualified stock option activity for the years ended December 31, 2012 and 2011, was as follows:

	Shares		Weighted Average Price
	2012	2011	2012	2011
Outstanding, January 1	180,334	185,334	$23.33	$23.34
Granted	—	—	$—	$—
Exercised	(85,000)	(5,000)	$22.66	$23.79
Canceled	—	—	$—	$—

Outstanding, December 31	95,334	180,334	$23.93	$23.33

Exercisable, December 31(1)	95,334	175,334	$23.93	$23.29

(1)
The aggregate intrinsic value of exercisable options at December 31, 2012, based upon the closing price of our common shares at December 31, 2012, amounted to approximately $1,074,000. Options exercisable at December 31, 2012 have a weighted average remaining contractual life of approximately 3.9 years.

        The options exercised during 2012 and 2011 were as follows:

	Options Exercised	Weighted Average Exercise Price	Option Value	Market Value(1)
2012	85,000	$22.66	$1,926,000	$2,761,000
2011	5,000	$23.79	$119,000	$152,000

(1)
As of the exercise dates.

        We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected.

        The weighted average exercise share price of the options was $23.93 and $23.33 as of December 31, 2012 and 2011, respectively. At December 31, 2012, all stock options are exercisable and no shares are scheduled to vest beyond December 31, 2012.

11. Commitments and Contingencies

        During 2011, we purchased four skilled nursing properties with 524-beds in Texas as described in Note 6. Real Estate Investments. As part of the purchase agreement, we paid cash at closing and committed to provide contingent earn-out payments if certain operational thresholds are met. The contingent earn-out payment arrangements require us to pay two earn-out payments totaling up to $11,000,000 upon the properties achieving a sustainable stipulated rent coverage ratio. We recorded the contingent earn-out payments at fair value, which was estimated using a discounted cash flow analysis, and are accreting the earn-out liability to the estimated settlement amount as of the payment date. This fair value measurement was based on significant input not observable in the market and thus represented a Level 3 measurement. During 2011, we paid $4,000,000 related to the first contingent earn-out payment. During 2012 and 2011, we recorded non-cash interest expense of $439,000 and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$464,000, respectively, related to the earn-out liability. At December 31, 2012 and 2011, the earn-out liability had a carrying value of $6,744,000 and $6,305,000, respectively.

        At December 31, 2012, we committed to provide $76,921,000 to develop, re-develop, renovate and expand five skilled nursing properties with a total of 619 beds, a memory care property with 60 units, an independent living property with 140 units and four assisted living and memory care combination properties with a total of 258 units. We also have a commitment to fund $5,000,000 per year for the life of the lease which has a maturity date of December 2014. See Note 6. Real Estate Investments for further discussion of these commitments. Additionally at December 31, 2012, we had a $10,600,000 mortgage and construction commitment. As of December 31, 2012, we funded $2,619,000 under this commitment and have a remaining commitment of $7,981,000. See Note 6. Real Estate Investments for further discussion of this mortgage and construction loan. We also committed to provide $1,400,000 in loan and line of credit agreements to certain operators. As of December 31, 2012, we had funded $20,000 under these commitments and have a remaining commitment of $1,380,000. See Note 7. Notes Receivables for further discussion of these commitments.

12. Transactions with Related Party

        We have directly entered into one transaction with Skilled Healthcare Group, Inc. (or SHG). One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes. As a result of an early redemption by SHG in 2007, we had a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at December 31, 2011. During 2012, SHG redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. During 2012, 2011 and 2010, we recognized $235,000, $721,000 and $720,000 of interest income related to the SHG Senior Subordinated Notes.

        In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). We were not a direct party to this transaction. One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to subsidiaries of SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG. During 2012, 2011 and 2010, we received $4,370,000, $4,264,000 and $4,160,000, respectively, in rental income and recorded $131,000, $238,000 and $342,000, respectively, in straight-line rental income from subsidiaries of SHG. At December 31, 2012 and 2011, the straight-line rent receivable from subsidiaries of SHG was $3,191,000 and $3,060,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2012, 2011 and 2010 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2012	2011	2010
Ordinary taxable distribution	$1.539	$1.370	$1.200
Return of capital	0.242	0.295	0.334
Unrecaptured Section 1250 gain	0.004	—	0.034
Long term capital gain	0.005	0.015	0.012

Total	$1.790	$1.680	$1.580

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income Per Common Share

        Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2012	2011	2010
Income from continuing operations	$51,311	$49,542	$45,595
Less net income allocated to non-controlling interests	(37)	(191)	(191)
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(377)	(342)	(230)

Total net income allocated to participating securities	(377)	(342)	(230)
Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,273)	(5,512)	(13,662)
Preferred stock redemption charge	—	(3,566)	(2,383)

Total net income allocated to preferred stockholders	(3,273)	(9,078)	(16,045)

Income from continuing operations available to common stockholders	47,624	39,931	29,129
Discontinued operations:
(Loss) gain from discontinued operations	—	(99)	148
Gain on sale of assets, net	16	—	310

Total net income (loss) from discontinued operations	16	(99)	458

Net income available to common stockholders	47,640	39,832	29,587
Effect of dilutive securities:
Convertible preferred securities	—	—	40

Total effect of dilutive securities	—	—	40

Net income for diluted net income per share	$47,640	$39,832	$29,627

Shares for basic net income per share	30,238	29,194	24,495
Effect of dilutive securities:
Stock options	40	28	23
Convertible preferred securities	—	—	50

Total effect of dilutive securities	40	28	73

Shares for diluted net income per share	30,278	29,222	24,568

Basic net income per share	$1.58	$1.36	$1.21

Diluted net income per share(1)	$1.57	$1.36	$1.21

(1)
For each year, the Series C Cumulative Convertible Preferred Stock, the participating securities and the convertible non-controlling interests have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2012
Revenues	$22,641	$23,091	$23,789	$24,512
Net income from discontinued operations	16	—	—	—
Net income available to common stockholders	12,009	12,194	11,583	11,854
Net income per common share from continuing operations available to common stockholders:
Basic	$0.40	$0.40	$0.38	$0.39
Diluted	$0.40	$0.40	$0.38	$0.39
Net loss per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per common share available to common stockholders:
Basic	$0.40	$0.40	$0.38	$0.39
Diluted	$0.40	$0.40	$0.38	$0.39
Dividends per share declared	$0.435	$0.435	$0.455	$0.465
Dividend per share paid	$0.435	$0.435	$0.455	$0.465
2011
Revenues	$20,254	$21,181	$21,431	$22,299
Net loss income from discontinued operations	(25)	(25)	(25)	(24)
Net income available to common stockholders	5,393	11,311	11,472	11,656
Net income per common share from continuing operations available to common stockholders:
Basic	$0.21	$0.38	$0.38	$0.39
Diluted	$0.21	$0.38	$0.38	$0.39
Net loss per common share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per common share available to common stockholders:
Basic	$0.20	$0.38	$0.38	$0.39
Diluted	$0.20	$0.37	$0.38	$0.39
Dividends per share declared	$0.42	$0.42	$0.42	$0.42
Dividend per share paid	$0.42	$0.42	$0.42	$0.42

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value, with the change in unrealized gains and losses reported in earnings. We have not elected the fair market value option for any of our financial assets or financial liabilities.

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2012 and 2011 assuming election of the fair market value option (in thousands):

	At December 31, 2012			At December 31, 2011
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$39,299	$44,939	(1)	$53,081	$61,844	(1)
Marketable debt securities	—	—		6,485	6,500	(2)
Bonds payable	2,635	2,635	(3)	3,200	3,200	(3)
Bank borrowings	115,500	115,500	(3)	56,000	56,000	(3)
Senior unsecured notes	185,800	194,838	(4)	100,000	101,223	(4)
Earn-out liabilities	6,744	6,744	(5)	6,305	6,305	(5)

(1)
Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2012 and 2011 was 6.0%.
(2)
Our investment in marketable debt securities is classified as Level 2. The fair value is measured using quoted market rates based on most recent transactions from an independent third party source. The pricing of our marketable debt securities as of December 31, 2011 was 100.0%. During 2012, these marketable debt securities were redeemed at par value. See Note 4. Marketable Securities for further discussion.
(3)
Our bonds payable and bank borrowings are at a variable interest rate. The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at December 31, 2012 and 2011 based upon prevailing market interest rates for similar debt arrangements.
(4)
Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management's estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2012, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2020 and 4.3% for those maturing beyond year 2020. At December 31, 2011, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.8%.
(5)
Our contingent obligation under the earn-out liabilities is classified as Level 3. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk-free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At December 31, 2012 and 2011, the discount rate used to value our future cash outflow of the earn-out liability was 6.6% and 6.8%, respectively.

17. Subsequent Events

        We had the following events occur subsequent to the balance sheet date.

        We granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016. Additionally, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of January, February and March 2013. The monthly cash dividends are payable on January 31, February 28 and March 28, 2013, respectively, to stockholders of record on January 23, February 20 and March 20, 2013, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During January 2013, we borrowed $2,000,000 at an interest rate of LIBOR plus 1.25%. After this borrowing, we had $117,500,000 outstanding and $122,500,000 available for borrowing.

        In January and February of 2013, we funded $776,000 and $128,000, respectively, under a $10,600,000 mortgage and construction loan and we have a remaining commitment of $7,077,000. We also funded $2,484,000 and $488,000 in January and February of 2013, respectively, under investment commitments. See Note 6. Real Estate Investments for further discussion.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Account Description	Balance at beginning of period(2)	(Recovered) charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of period(2)
Year ended December 31, 2010
Allowance for doubtful accounts and other receivables	$704	$1,166	$—	$(889)	$981
Straight-line rent receivable allowance	629	844	—	—	1,473

	$1,333	$2,010	$—	$(889)	$2,454

Year ended December 31, 2011
Allowance for doubtful accounts and other receivables	$981	$(60)	$—	$—	$921
Straight-line rent receivable allowance	1,473	46	—	—	1,519

	$2,454	$(14)	$—	$—	$2,440

Year ended December 31, 2012
Allowance for doubtful accounts and other receivables	$921	$(139)	$—	$—	$782
Straight-line rent receivable allowance	1,519	38	—	—	1,557

	$2,440	$(101)	$—	$—	$2,339

(1)
Deductions represent uncollectible accounts written off.
(2)
Includes straight-line rent receivable allowance for properties classified as held-for-sale.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

						Gross amount at which carried at December 31, 2012
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(1)	Accum deprec.	Construction/ renovation date	Acquisition date
Skilled Nursing Properties:
134 Alamogordo, NM	—		210	2,593	319	210	2,912	3,122	751	1985	2001
218 Albuquerque, NM	—		1,696	3,891	530	1,696	4,421	6,117	1,162	2008	2005
219 Albuquerque, NM	—		1,950	8,910	207	1,950	9,117	11,067	2,407	1982	2005
220 Albuquerque, NM	—		2,463	7,647	9	2,463	7,656	10,119	2,028	1970	2005
042 Altoona, IA	—		105	2,309	444	105	2,753	2,858	1,503	1973	1996
214 Aransas Pass, TX	—		154	1,276	589	154	1,865	2,019	523	2008	2004
247 Arlington, TX	—		1,016	13,649	—	1,016	13,649	14,665	917	2007	2011
171 Atlanta, GA	—		175	1,282	3	175	1,285	1,460	617	1968	1999
040 Atmore, AL	—		131	2,877	196	131	3,073	3,204	1,510	1974	1996
221 Beaumont, TX	—		370	1,141	93	370	1,234	1,604	384	1950	2005
213 Beeville, TX	—		186	1,197	70	186	1,267	1,453	303	1974	2004
215 Benbrook, TX	—		480	2,121	102	480	2,223	2,703	651	1976	2005
256 Brownwood, TX	—		164	6,336	—	164	6,336	6,500	104	2011	2012
189 Canyon, TX	—	(2)	196	507	211	196	718	914	717	1986	2000
043 Carroll, IA	—		47	1,033	213	47	1,246	1,293	679	1969	1996
177 Chesapeake, VA	—		388	3,469	1,097	388	4,566	4,954	2,484	2007	1995
257 Cincinnati, OH	—		1,890	25,110	—	1,890	25,110	27,000	240	2009	2012
125 Clovis, NM	—		561	5,539	307	561	5,846	6,407	1,738	2006	2001
129 Clovis, NM	—		598	5,902	59	598	5,961	6,559	1,801	1995	2001
253 Colton, CA	—		2,342	15,158	—	2,342	15,158	17,500	501	1990	2011
211 Commerce City, CO	—		236	3,217	167	236	3,384	3,620	1,049	1964	2004
212 Commerce City, CO	—		161	2,160	95	161	2,255	2,416	680	1967	2004
246 Crowley, TX	—		2,247	14,276	—	2,247	14,276	16,523	860	2007	2011
235 Daleville, VA	—		279	8,382	—	279	8,382	8,661	783	2005	2010
258 Dayton, OH	—		373	26,627	—	373	26,627	27,000	256	2010	2012
217 Del Norte, CO	—		103	930	336	103	1,266	1,369	337	2006	2005
196 Dresden, TN	—		31	1,529	123	31	1,652	1,683	618	2002	2000
185 Gardner, KS	—		896	4,478	4,150	896	8,628	9,524	2,435	2011	1999
248 Granbury, TX	—		836	6,693	—	836	6,693	7,529	680	2008	2011
044 Granger, IA	—		62	1,356	221	62	1,577	1,639	815	1979	1996
205 Grapevine, TX	—		431	1,449	188	431	1,637	2,068	716	1974	2002
172 Griffin, GA	—		500	2,900	—	500	2,900	3,400	1,258	1969	1999
250 Hewitt, TX	—		1,780	8,220	99	1,780	8,319	10,099	341	2008	2011
054 Houston, TX	—		202	4,458	1,426	202	5,884	6,086	3,041	2007	1996
051 Houston, TX	—		365	3,769	1,598	365	5,367	5,732	2,737	1968	1996
055 Houston, TX	—		202	4,458	1,359	202	5,817	6,019	2,945	2008	1996
208 Jacksonville, FL	—		486	1,981	30	486	2,011	2,497	720	1987	2002
045 Jefferson, IA	—		86	1,883	296	86	2,179	2,265	1,105	1972	1996
216 Marion, OH	—		119	1,156	1,142	119	2,298	2,417	639	2007	2005
222 Marion, OH	—		48	2,466	—	48	2,466	2,514	597	1997	2006
227 Marion, OH	—		210	804	—	210	804	1,014	804	1959	2008
053 Mesa, AZ	—		305	6,909	1,876	305	8,785	9,090	4,164	1996	1996
226 Mesa, AZ	—		1,095	2,330	—	1,095	2,330	3,425	564	1979	2006
050 Midland, TX	—		33	2,285	26	33	2,311	2,344	1,195	1973	1996
242 Mission, TX	—		1,111	16,602	—	1,111	16,602	17,713	973	2004	2010
041 Montgomery, AL	—		242	5,327	115	242	5,442	5,684	2,740	1974	1996
115 Nacogdoches, TX	—		100	1,738	168	100	1,906	2,006	911	1973	1997
233 Nacogdoches, TX	—		394	7,456	168	394	7,624	8,018	705	1991	2010
249 Nacogdoches, TX	—		1,015	11,109	—	1,015	11,109	12,124	848	2007	2011
046 Norwalk, IA	—		47	1,033	239	47	1,272	1,319	669	1975	1996
176 Olathe, KS	—		520	1,872	313	520	2,185	2,705	1,014	1968	1999
224 Orrville, OH	—		107	1,946	108	107	2,054	2,161	551	1956	2006
251 Pasadena, TX	—		1,155	14,345	—	1,155	14,345	15,500	477	2005	2011
210 Phoenix, AZ	—		334	3,383	456	334	3,839	4,173	1,328	1982	2004
193 Phoenix, AZ	—		300	9,703	92	300	9,795	10,095	4,090	1985	2000
047 Polk City, IA	—		63	1,376	153	63	1,529	1,592	802	1976	1996
094 Portland, OR	—		100	1,925	2,652	100	4,577	4,677	1,919	2007	1997
254 Red Oak, TX	—		1,427	17,173	—	1,427	17,173	18,600	387	2002	2012

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross amount at which carried at December 31, 2012
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(1)	Accum deprec.	Construction/ renovation date	Acquisition date
124 Richland Hills, TX	—		144	1,656	427	144	2,083	2,227	876	1976	2001
197 Ripley, TN	—		20	985	387	20	1,372	1,392	517	2007	2000
133 Roswell, NM	—		568	5,235	449	568	5,684	6,252	1,516	1975	2001
081 Sacramento, CA	—		220	2,929	—	220	2,929	3,149	1,464	1968	1997
085 Salina, KS	—	(2)	100	1,153	628	100	1,781	1,881	934	1985	1997
243 Stephenville TX	—		670	10,117	—	670	10,117	10,787	855	2009	2010
234 St. Petersburg, FL	—		1,070	7,930	—	1,070	7,930	9,000	682	1988	2010
225 Tacoma, WA	—		723	6,401	901	723	7,302	8,025	1,750	2009	2006
178 Tappahannock, VA	—	(2)	375	1,327	397	375	1,724	2,099	1,303	1978	1995
192 Tucson, AZ	—		276	8,924	112	276	9,036	9,312	3,768	1992	2000
209 Tyler, TX	—		300	3,071	22	300	3,093	3,393	813	1974	2004
223 Wooster, OH	—		118	1,711	2,223	118	3,934	4,052	1,171	2008	2006

Skilled Nursing Properties	—		37,707	373,090	27,591	37,707	400,681	438,388	83,422

Assisted Living Properties:
077 Ada, OK	—		100	1,650	—	100	1,650	1,750	684	1996	1996
136 Arlington, OH	—		629	6,973	—	629	6,973	7,602	2,011	1993	2001
105 Arvada, CO	—		100	2,810	276	100	3,086	3,186	1,206	1997	1997
063 Athens, TX	—		96	1,510	1	96	1,511	1,607	662	1995	1996
260 Aurora, CO	—		831	10,071	—	831	10,071	10,902	—	1999	2012
203 Bakersfield, CA	—		834	11,986	812	834	12,798	13,632	3,968	2002	2001
072 Battleground, WA	—		100	2,500	—	100	2,500	2,600	1,030	1996	1996
117 Beatrice, NE	—		100	2,173	—	100	2,173	2,273	854	1997	1997
137 Bexley, OH	—		306	4,196	—	306	4,196	4,502	1,211	1992	2001
106 Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	983	1997	1997
111 Burley, ID	—		100	2,200	—	100	2,200	2,300	868	1997	1997
112 Caldwell, ID	—		100	2,200	—	100	2,200	2,300	868	1997	1997
024 Camas, WA	—	(3)	100	2,175	—	100	2,175	2,275	926	1996	1996
160 Central, SC	—		100	2,321	—	100	2,321	2,421	746	1998	1999
263 Chatham, NJ	—		5,365	36,399	—	5,365	36,399	41,764	—	2002	2012
191 Cordele, GA	—		153	1,455	132	153	1,587	1,740	659	2002	2000
240 Daytona Beach, FL	—		900	3,400	—	900	3,400	4,300	229	1996	2010
156 Denison, IA	—		100	2,713	—	100	2,713	2,813	1,009	1998	1998
057 Dodge City, KS	—		84	1,666	4	84	1,670	1,754	754	1995	1995
083 Durant, OK	—		100	1,769	—	100	1,769	1,869	717	1997	1997
107 Edmond, OK	—		100	1,365	526	100	1,891	1,991	746	1996	1997
122 Elkhart, IN	—		100	2,435	—	100	2,435	2,535	939	1997	1997
155 Erie, PA	—		850	7,477	—	850	7,477	8,327	2,837	1998	1999
113 Eugene, OR	—		100	2,600	—	100	2,600	2,700	1,022	1997	1997
100 Fremont ,OH	—		100	2,435	—	100	2,435	2,535	964	1997	1997
163 Ft. Collins, CO	—		100	2,961	—	100	2,961	3,061	1,038	1998	1999
170 Ft. Collins, CO	—		100	3,400	—	100	3,400	3,500	1,168	1999	1999
132 Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	1,035	1998	1998
230 Ft. Wayne, IN	—		594	3,461	731	594	4,192	4,786	421	1996	2009
229 Ft. Worth, TX	—		333	4,385	985	333	5,370	5,703	1,029	2009	2008
167 Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	713	1998	1999
022 Grandview, WA	—	(3)	100	1,940	—	100	1,940	2,040	840	1996	1996
056 Great Bend, KS	—		80	1,570	21	80	1,591	1,671	782	1995	1995
102 Greeley, CO	—		100	2,310	270	100	2,580	2,680	1,014	1997	1997
164 Greenville, NC	—		100	2,478	2	100	2,480	2,580	835	1998	1999
062 Greenville, TX	—		42	1,565	—	42	1,565	1,607	685	1995	1996
161 Greenwood, SC	—		100	2,638	—	100	2,638	2,738	907	1998	1999
241 Gulf Breeze, FL	—		720	3,780	—	720	3,780	4,500	275	2000	2010
079 Hayden, ID	—		100	2,450	243	100	2,693	2,793	1,102	1996	1996
097 Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	989	1997	1997
066 Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	826	1996	1996
071 Kelso, WA	—		100	2,500	—	100	2,500	2,600	1,086	1996	1996
021 Kennewick. WA	—	(3)	100	1,940	—	100	1,940	2,040	844	1996	1996
073 Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	944	1996	1996

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross amount at which carried at December 31, 2012
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(1)	Accum deprec.	Construction/ renovation date	Acquisition date
101 Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	958	1997	1997
190 Lakeland, FL	—		519	2,312	1,626	519	3,938	4,457	1,479	2009	2000
148 Longmont, CO	—		100	2,640	—	100	2,640	2,740	988	1998	1998
060 Longview, TX	—		38	1,568	1	38	1,569	1,607	693	1995	1995
114 Loveland, CO	—		911	11,703	—	911	11,703	12,614	—	2000	2012
114 Loveland, CO	—		100	2,865	270	100	3,135	3,235	1,217	1997	1997
068 Lufkin, TX	—		100	1,950	—	100	1,950	2,050	840	1996	1996
119 Madison, IN	—		100	2,435	—	100	2,435	2,535	954	1997	1997
061 Marshall, TX	—		38	1,568	451	38	2,019	2,057	894	1995	1995
058 McPherson, KS	—		79	1,571	4	79	1,575	1,654	774	1994	1995
239 Merritt Island, FL	—		550	8,150	—	550	8,150	8,700	559	2004	2010
104 Millville, NJ	—		100	2,825	—	100	2,825	2,925	1,114	1997	1997
231 Monroeville, PA	—		526	5,334	435	526	5,769	6,295	540	1997	2009
082 Nampa, ID	—		100	2,240	23	100	2,263	2,363	929	1997	1997
166 New Bern, NC	—		100	2,427	1	100	2,428	2,528	739	1998	1999
118 Newark, OH	—		100	2,435	—	100	2,435	2,535	954	1997	1997
123 Newport Richey, FL	—		100	5,845	664	100	6,509	6,609	2,804	1995	1998
074 Newport, OR	—		100	2,050	—	100	2,050	2,150	1,064	1996	1996
143 Niceville, FL	—		100	2,680	—	100	2,680	2,780	1,003	1998	1998
095 Norfolk, NE	—		100	2,123	—	100	2,123	2,223	848	1997	1997
232 Pittsburgh, PA	—		470	2,615	333	470	2,948	3,418	294	1994	2009
165 Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	783	1998	1999
141 Rocky River, OH	—		760	6,963	—	760	6,963	7,723	2,587	1998	1999
059 Salina, KS	—		79	1,571	4	79	1,575	1,654	774	1994	1995
084 San Antonio, TX	—		100	1,900	—	100	1,900	2,000	769	1997	1997
092 San Antonio, TX	—		100	2,055	—	100	2,055	2,155	825	1997	1997
149 Shelby, NC	—		100	2,805	2	100	2,807	2,907	1,049	1998	1998
150 Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	992	1998	1998
103 Springfield, OH	—		100	2,035	270	100	2,305	2,405	904	1997	1997
162 Sumter, SC	—		100	2,351	—	100	2,351	2,451	776	1998	1999
140 Tallahassee, FL	—		100	3,075	—	100	3,075	3,175	1,153	1998	1998
098 Tiffin, OH	—		100	2,435	—	100	2,435	2,535	964	1997	1997
088 Troy, OH	—		100	2,435	306	100	2,741	2,841	1,090	1997	1997
080 Tulsa, OK	—		200	1,650	—	200	1,650	1,850	678	1997	1997
093 Tulsa, OK	—		100	2,395	—	100	2,395	2,495	958	1997	1997
238 Tupelo, MS	—		1,170	8,230	—	1,170	8,230	9,400	595	2000	2010
075 Tyler, TX	—		100	1,800	—	100	1,800	1,900	744	1996	1996
202 Vacaville, CA	—		1,662	11,634	1,141	1,662	12,775	14,437	3,902	2002	2001
025 Vancouver, WA	—	(3)	100	2,785	—	100	2,785	2,885	1,184	1996	1996
091 Waco, TX	—		100	2,235	—	100	2,235	2,335	896	1997	1997
096 Wahoo, NE	—		100	2,318	—	100	2,318	2,418	918	1997	1997
023 Walla Walla, WA	2,635	(3)	100	1,940	—	100	1,940	2,040	836	1996	1996
108 Watauga, TX	—		100	1,668	—	100	1,668	1,768	664	1996	1997
109 Weatherford, OK	—		100	1,669	592	100	2,261	2,361	888	1996	1997
110 Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	954	1997	1997
076 Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	764	1996	1996
120 Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	1,079	1997	1997
264 Williamstown, NJ	—		711	8,649	—	711	8,649	9,360	—	2000	2012
265 Williamstown, NJ	—		711	6,637	—	711	6,637	7,348	—	2000	2012
138 Worthington, OH	—		—	6,102	—	—	6,102	6,102	3,953	1993	2001
139 Worthington, OH	—		—	3,402	—	—	3,402	3,402	2,233	1995	2001
099 York, NE	—		100	2,318	—	100	2,318	2,418	918	1997	1997

Assisted Living Properties	2,635		26,570	343,162	10,137	26,570	353,299	379,869	96,901

Range of Care Properties:
007 Bradenton, FL	—		330	2,720	160	330	2,880	3,210	1,639	2002	1993
199 Brownsville, TX	—		302	1,856	835	302	2,691	2,993	687	2009	2004
168 Des Moines, IA(3)	—		115	2,096	1,433	115	3,529	3,644	1,623	1972	1999
26A Gardendale, AL	—		84	6,316	2,084	84	8,400	8,484	3,277	2009	1996

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

					Gross amount at which carried at December 31, 2012
		Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances	Land	Building and improvements		Land	Building and improvements	Total(1)		Accum deprec.	Construction/ renovation date	Acquisition date
26B Gardendale, AL	—	16	1,234	—	16	1,234	1,250		610	1988	1996
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007		883	1963	2000
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753		2,879	2006	1993
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686		375	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504		385	2001	2011
236 Wytheville, VA	—	647	12,692	—	647	12,692	13,339		1,469	1996	2010

Range of Care Properties	—	3,414	41,185	8,271	3,414	49,456	52,870		13,827

School:
237 Eagan, MN	—	1,110	1,789	157	1,110	1,946	3,056		220	1994	2010
159 Trenton, NJ	—	100	6,000	3,170	100	9,170	9,270		4,178	1998	1998

School	—	1,210	7,789	3,327	1,210	11,116	12,326		4,398

Properties Under Development:
252 Amarillo, TX	—	844	—	2,747	844	2,747	3,591		—	N/A	2011
268 Coldspring, KY	—	2,050	2,688	32	2,050	2,720	4,770		—	N/A	2012
267 Frisco, TX	—	1,000	—	47	1,000	47	1,047		—	N/A	2012
255 Littleton, CO	—	1,882	—	3,748	1,882	3,748	5,630		—	N/A	2012
259 Wichita, KS	—	730	—	874	730	874	1,604		—	N/A	2012

Properties Under Development	—	6,506	2,688	7,448	6,506	10,136	16,642		—

	$2,635	$75,407	$767,914	$56,774	$75,407	$824,688	$900,095	(4)	$198,548

(1)
Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 7 to 15 years for furniture and equipment, 35 to 45 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.
(2)
An impairment charge totaling $4,190 was taken against 4 facilities based on the Company's estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the company will dispose of the property.
(3)
Single note backed by five facilities in Washington.
(4)
As of December 31, 2012, our aggregate cost for Federal income tax purposes was $915,408.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

        Activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$725,031	$615,666	$519,460
Acquisitions	166,750	106,135	94,250
Improvements	11,219	3,230	5,941
Conversion of mortgage loans into owned properties	—	—	2,900
Impairment charges	—	—	—
Cost of real estate sold	(2,905)	—	(6,885)

Ending balance	$900,095	$725,031	$615,666

Accumulated depreciation:
Balance at beginning of period	$178,196	$158,709	$145,180
Depreciation Expense	22,002	19,487	16,016
Conversion of mortgage loans into owned properties	—	—	—
Impairment charges	—	—	—
Cost of real estate sold	(1,650)	—	(2,487)

Ending balance	$198,548	$178,196	$158,709

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(in thousands)

											Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Unaudited) Number of									Carrying Amount of Mortgages December 31, 2012
								Current Monthly Debt Service
					Final Maturity Date	Balloon Amount(2)			Face Amount of Mortgages
State	Properties		Units/Beds(3)	Interest Rate(1)
FL	3		269	11.80%	2014	$6,061		$71	$6,850	$6,278	$—
TX	6		100	10.10%	2018	5,095		66	6,800	6,231	—
PA	1		70	7.00%	2014	5,100		30	5,100	5,100	—
TX	1		222	10.50%	2017	2,972		40	4,000	3,586	—
MO	1		100	11.10%	2018	1,869		40	1,500	2,877	—
CA	1		173	11.38%	2015	2,232		48	4,700	2,862	—
WI	1		106	9.17%	2022	—	(4)	20	2,619	2,619	—
TX	1		117	10.50%	2017	1,634		22	2,200	1,973	—
UT	1		84	10.45%	2019	1,006		14	1,400	1,302	—
Various	10		1,004	10.63%-13.50%	2014-2018	935		132	15,215	6,471	—

	26	(5)	2,245			$26,904		$483	$50,384	$39,299	$—

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
(4)
The balloon amount for this mortgage and construction loan will be determined when the loan is fully funded.
(5)
Includes 20 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
13	$ 500 - $ 2,000
2	$2,001 - $ 3,000
1	$3,001 - $ 4,000
1	$4,001 - $ 5,000
1	$5,001 - $ 6,000
2	$6,001 - $ 7,000
0	$7,001 - $10,000

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (Continued)

(in thousands)

  Activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

Balance—December 31, 2009	$69,883
New Mortgage Loans	1,622
Other Additions	72
Amortization of mortgage premium	(121)
Collections of principal	(8,403)
Foreclosures	(2,900)
Loan Loss Reserve	108
Other Deductions	(1,235)

Balance—December 31, 2010	59,026
New Mortgage Loans	—
Other Additions	—
Amortization of mortgage premium	(38)
Collections of principal	(5,967)
Foreclosures	—
Loan Loss Reserve	60
Other Deductions	—

Balance—December 31, 2011	53,081
New Mortgage Loans	7,719
Other Additions	—
Amortization of mortgage premium	(7)
Collections of principal	(21,633)
Foreclosures	—
Loan Loss Reserve	139
Other Deductions	—

Balance—December 31, 2012	$39,299

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

Internal Control over Financial Reporting.

        The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 85 and 85, respectively.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2012, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on our internal control over financial reporting appears on page 85.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited LTC Properties, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of LTC Properties, Inc. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 21, 2013

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end) under the headings "Proposal 1 Election of Directors," "Corporate Governance Principles and Board Matters," and "Executive Officers."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end) under the headings "Executive Compensation Discussion and Analysis," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Report."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end) under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end) under the heading "Certain Relationships and Related Transactions, and Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2012 fiscal year end) under the heading "Independent Registered Public Accounting Firm Fees and Services."

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as a part of this report:

        All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

        The exhibits required by Item 601 of Regulation S-K are set forth in the index to exhibits on page 99 of this annual report.

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.'s Current Report on Form 8-K dated September 14, 2012)
3.2	Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.'s Form 10-Q for the quarter ended June 30, 2009)
10.1	Credit Agreement dated as of April 18, 2011 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, and Key Bank National Association, as Syndication Agent, and KeyBanc Capital Markets, Inc., as Co-Lead Arranger and Joint Book Runner (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated April 19, 2011)
10.2	First Amendment to Credit Agreement dated as of May 25, 2012 among LTC Properties, Inc. and the Guarantors party thereto and Bank of Montreal, Chicago Branch as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, and Key Bank National Association, as Syndication Agent, and KeyBanc Capital Markets, Inc., as Co-Lead Arranger and Joint Book Runner (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated May 30, 2012)
10.3	Amended and Restated Equity Distribution Agreement, dated October 26, 2010, between LTC Properties, Inc. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.'s Current Report on Form 8-K dated October 26, 2010)
10.4	Equity Distribution Agreement, dated October 26, 2010, between LTC Properties, Inc. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.'s Current Report on Form 8-K dated October 26, 2010)
10.5	Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 14, 2010 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.6	Amendment and Modification to Note Purchase and Private Shelf Agreement dated May 5, 2011 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated May 5, 2011)
10.7	Amendment and Modification to Note Purchase and Private Shelf Agreement dated July 8, 2011 between LTC Properties, Inc. and Prudential Investment Management, Inc. dated July 8, 2011 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
10.8	Amended and Restated Note Purchase and Private Shelf Agreement dated October 19, 2011 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated October 19, 2011)
10.9	Amendment to Amended and Restated Note Purchase and Private Shelf Agreement dated May 25, 2012 (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.'s Current Report on Form 8-K dated May 30, 2012)
10.10	Note Purchase Agreement dated July 19, 2012 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

Exhibit Number	Description
10.11+	Second Amendment to 2007 Amended and Restated Employment Agreement of Andre Dimitriadis, dated July 1, 2007 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.12+	Third Amendment to the 2007 Amended and Restated Employment Agreement of Wendy Simpson dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K dated December 5, 2007)
10.13+	Third Amended and Restated Employment Agreement of Pamela Kessler, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.14+	Second Amended and Restated Employment Agreement of Clint Malin, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.15 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.15+	Amended and Restated Employment Agreement of T. Andrew Stokes, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.16 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007)
10.16	The 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009)
10.17	Form of Stock Option Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009)
10.18	Form of Restricted Stock Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.10 to LTC Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009)
10.19	Form of Indemnity Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
12	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from LTC Properties, Inc.'s Form Annual Report on 10-K for the fiscal year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements*

+
Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates
*
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
Dated: February 21, 2013
	By:	/s/ PAMELA SHELLEY-KESSLER PAMELA SHELLEY-KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WENDY L. SIMPSON WENDY L. SIMPSON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2013
/s/ PAMELA SHELLEY-KESSLER PAMELA SHELLEY-KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 21, 2013
/s/ ANDRE C. DIMITRIADIS ANDRE C. DIMITRIADIS	Executive Chairman of the Board and Director	February 21, 2013
/s/ BOYD HENDRICKSON BOYD HENDRICKSON	Director	February 21, 2013
/s/ DEVRA G. SHAPIRO DEVRA G. SHAPIRO	Director	February 21, 2013
/s/ EDMUND C. KING EDMUND C. KING	Director	February 21, 2013
/s/ TIMOTHY J. TRICHE TIMOTHY TRICHE	Director	February 21, 2013