Form 10-Q
period 2013-03-31
LTC PROPERTIES INC
filed 2013-04-30
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding on April 23, 2013 was 30,712,510.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2013

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
Real estate investments:
Land	$ 75,407	$ 75,407
Buildings and improvements	831,175	824,688
Accumulated depreciation and amortization	(204,646)	(198,548)
Net real estate property	701,936	701,547
Mortgage loans receivable, net of allowance for doubtful accounts: 2013 — $401; 2012 — $782	39,741	39,299
Real estate investments, net	741,677	740,846
Other assets:
Cash and cash equivalents	9,621	7,191
Debt issue costs, net	2,854	3,040
Interest receivable	802	789
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2013 — $1,567; 2012 — $1,557	27,925	26,998
Prepaid expenses and other assets	6,656	7,548
Notes receivable	3,129	3,180
Total assets	$792,664	$789,592
LIABILITIES
Bank borrowings	$117,500	$115,500
Senior unsecured notes	185,800	185,800
Bonds payable	2,035	2,635
Accrued interest	2,285	3,279
Earn-out liabilities	6,854	6,744
Accrued expenses and other liabilities	11,379	12,526
Total liabilities	325,853	326,484
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2013 — 2,000; 2012 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2013 —30,713; 2012 — 30,544	307	305
Capital in excess of par value	516,011	510,236
Cumulative net income	737,009	724,033
Other	143	152
Cumulative distributions	(825,159)	(810,125)
Total LTC Properties, Inc. stockholders’ equity	466,811	463,101

Non-controlling interests	—	7
Total equity	466,811	463,108
Total liabilities and equity	$792,664	$789,592

_______________

(1)                  On March 31, 2013 and December 31, 2012, we had $3,203 and $3,191 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share, unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income (1)	$24,511	$20,872
Interest income from mortgage loans	1,059	1,532
Interest and other income (2)	93	236
Total revenues	25,663	22,640
Expenses:
Interest expense	3,133	2,033
Depreciation and amortization	6,136	5,167
General and administrative expenses	3,418	2,524
Total expenses	12,687	9,724

Income from continuing operations	12,976	12,916
Discontinued operations:
Gain on sale of assets, net	—	16
Net income from discontinued operations	—	16
Net income	12,976	12,932

Income allocated to non-controlling interests	—	(11)
Net income attributable to LTC Properties, Inc.	12,976	12,921

Income allocated to participating securities	(98)	(94)
Income allocated to preferred stockholders	(818)	(818)
Net income available to common stockholders	$12,060	$12,009

Basic earnings per common share
Continuing operations	$0.40	$0.40
Discontinued operations	$0.00	$0.00
Net income available to common stockholders	$0.40	$0.40

Diluted earnings per common share
Continuing operations	$0.40	$0.40
Discontinued operations	$0.00	$0.00
Net income available to common stockholders	$0.40	$0.40

Weighted average shares used to calculate earnings per common share
Basic	30,365	30,189
Diluted	30,399	30,234

(1)             During the three months ended March 31, 2013 and 2012, we received $1,113 and $1,086, respectively, in rental income and recorded $12 and $39, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)             During the three months ended March 31, 2013 and 2012, we recognized $0 and $180 of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$12,976	$12,932
Reclassification adjustment	(9)	(13)
Comprehensive income	$12,967	$12,919
Comprehensive income allocated to non-controlling interests	—	(11)
Comprehensive income attributed to LTC Properties, Inc.	$12,967	$12,908

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$12,976	$12,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,136	5,167
Stock-based compensation expense	985	452
Gain on sale of assets, net	—	(16)
Straight-line rental income (1)	(937)	(647)
Provision for doubtful accounts	15	1
Non-cash interest related to earn-out liabilities	110	110
Other non-cash items, net	178	325
(Decrease) increase in accrued interest payable	(994)	23
(Increase) decrease in interest receivable	(24)	172
Net change in other assets and liabilities	(1,061)	(1,681)
Net cash provided by operating activities	17,384	16,838
INVESTING ACTIVITIES:
Investment in real estate properties, net	—	(18,600)
Investment in real estate properties under development	(3,952)	—
Investment in real estate capital improvements	(2,358)	(202)
Proceeds from sale of real estate investments, net	—	1,248
Advances under mortgage loans receivable	(910)	—
Principal payments received on mortgage loans receivable	462	718
Advances under notes receivable	(63)	(1,034)
Principal payments received on notes receivable	114	191
Net cash used in investing activities	(6,707)	(17,679)
FINANCING ACTIVITIES:
Bank borrowings	2,000	17,000
Principal payments on bonds payable	(600)	(565)
Proceeds from common stock offering	4,895	—
Stock option exercises	523	151
Distributions paid to stockholders	(15,035)	(14,044)
Redemption of non-controlling interests	—	(2,764)
Distributions paid to non-controlling interests	(7)	(48)
Other	(23)	—
Net cash used in financing activities	(8,247)	(270)
Increase (decrease) in cash and cash equivalents	2,430	(1,111)
Cash and cash equivalents, beginning of period	7,191	4,408
Cash and cash equivalents, end of period	$ 9,621	$ 3,297
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 4,118	$ 1,855

(1)          During the three months ended March 31, 2013 and 2012, we recorded $12 and $39, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results for a full year.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties disposed or classified as held-for-sale. During the three months ended March 31, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000. See Note 2. Real Estate Investments for further discussion. Additionally, we reclassified a 140-unit independent living property located in Texas from held-for-sale to held-for-use. The expenses, which were not recognized during the held-for-sale period, were recognized at the date of reclassification during the third quarter of 2012. This resulted in an increase of depreciation expense of $285,000.  Due to the market conditions, the timing of the ultimate disposal of this property was uncertain. These adjustments are normal and recurring in nature.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.                                    Real Estate Investments

Assisted living properties, independent living properties, memory care properties, and combinations thereof are included in the assisted living property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2013 (dollar amounts in thousands):

			Number	Number of		Investment per Bed/Unit
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units
Skilled Nursing	$448,010	49.4%	73	8,435	—	$53.11
Assisted Living	379,874	41.9%	96	—	4,502	$84.38
Range of Care	43,907	4.8%	8	634	274	$48.36
Under Development (2)	22,347	2.5%	—	—	—	—
Schools	12,444	1.4%	2	—	—	—
Totals	$906,582	100.0%	179	9,069	4,776

(1)          We have investments in 26 states leased to 35 different operators.

(2)          Includes a MC development with 60 units and two combination ALF and MC developments with a total of 158 units, a 143-bed SNF development and a 120-bed SNF redevelopment project.

All of our owned properties are leased to our operators pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years.  Each lease is a triple net lease covering one or more properties which requires the operator/lessee to pay all costs necessary in the operations of the facilities.  Many of the leases contain renewal options.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility net patient revenues in excess of base amounts; or
(iv)	specific dollar increases.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of March 31, 2013, we have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us.  The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. In addition, the following table summarizes our investment commitments as of March 31, 2013, excluding the $5,000,000 per year commitment, and year to date funding on our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$36,644	$2,313	$11,418	$25,226	6	785
Assisted Living (1)	40,927	3,880	12,122	28,805	7	494
Totals	$77,571	$6,193 (3)	$23,540	$54,031	13	1,279

(1)          Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, the expansion of three assisted living properties for a total $14,600 and the renovation of a 140-unit independent living property for $125.

(2)          Excludes $117 of capital improvement on a completed project with no remaining commitments.

(3)          In April of 2013, we funded $1,398 under investment commitments.

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

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2013 (dollar amounts in thousands):

		Percentage		Number	Number of		Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties(1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing (2)	$25,097	62.5%	15	17	1,861	—	$13.49
Assisted Living	12,245	30.5%	3	8	—	211	$58.03
Range of Care	2,800	7.0%	1	1	99	74	$16.18
Totals	$40,142	100.0%	19	26	1,960	285

(1)          We have investments in 8 states that include mortgages to 11 different operators.

(2)          Includes a mortgage and construction loan secured by a currently operating skilled nursing property and parcel of land upon which a 106-bed replacement facility will be constructed. The agreement gives us the right to purchase the replacement facility for $13,500 during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy.

At March 31, 2013, the mortgage loans had interest rates ranging from 7.0% to 13.5% and maturities ranging from 2014 to 2022.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. During the three months ended March 31, 2013 and 2012, we received $462,000 and $718,000, respectively, in regularly scheduled principal payments. During the three months ended March 31, 2013, we funded $910,000 under a $10,600,000 mortgage and construction loan and we have a remaining commitment of $7,070,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.                                    Notes Receivable

Notes receivables consist of various loans and line of credit agreements with certain operators. During the three months ended March 31, 2013 and 2012, we received $114,000 and $191,000, respectively, in principal payments and we funded $63,000 and $1,034,000, respectively, under these notes. At March 31, 2013, we had two term loans outstanding with a carrying value of $2,920,000 at a weighted average interest of 8.6%. Also at March 31, 2013, we committed to provide $1,525,000 under six loans and line of credit agreements to certain operators. As of March 31, 2013, we funded $209,000 under these commitments and have a remaining commitment of $1,316,000. In April 2013, we funded $60,000 under these commitments. Accordingly, we have a remaining commitment of $1,256,000. These loans and line of credit commitments have interest ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2014.

4.                                    Marketable Securities

During 2012, Skilled Healthcare Group, Inc. (or SHG) redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. The SHG Senior Subordinated Notes had a face rate of 11.0% and an effective yield of 11.1%. During the three months ended March 31, 2012, we recognized $180,000 of interest income from our $6,500,000 investment in SHG Senior Subordinated Notes. One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.                                    Debt Obligations

Bank Borrowings. During 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage at March 31, 2013, the amended facility provides for interest annually at LIBOR plus 150 basis points and the unused commitment fee was 30 basis points.

During the three months ended March 31, 2013, we borrowed $2,000,000 under our Unsecured Credit Agreement.  At March 31, 2013, we had $117,500,000 outstanding and $122,500,000 available for borrowing. At March 31, 2013, we were in compliance with all our covenants.

Senior Unsecured Notes.  At March 31, 2013 and December 31, 2012, we had $185,800,000 outstanding under our Senior Unsecured Notes with a weighted average interest rate of 5.2% and $100,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement which provides for the possible issuance of senior unsecured fixed-rate term notes through October 19, 2014.

Bonds Payable.  At March 31, 2013 and December 31, 2012, we had outstanding principal of $2,035,000 and $2,635,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the three months ended March 31, 2013, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.9%.  During the three months ended March 31, 2013 and 2012, we paid $600,000 and $565,000, respectively, in regularly scheduled principal payments.  As of March 31, 2013 and December 31, 2012, the aggregate carrying value of real estate properties securing our bonds payable was $6,584,000 and $6,650,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.                                    Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$463,101	$7	$463,108
Net income	12,976	—	12,976
Issue common stock	4,293	—	4,293
Vested restricted common stock	985	—	985
Stock option exercise	523	—	523
Reclassification adjustment	(9)	—	(9)
Non-controlling interest preferred return	—	(7)	(7)
Preferred stock dividends	(818)	—	(818)
Common stock dividends	(14,217)	—	(14,217)
Other	(23)		(23)
Balance at March 31, 2013	$466,811	$—	$466,811

Preferred Stock.  At March 31, 2013, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at March 31, 2013.

Common Stock.  During the three months ended March 31, 2013, we acquired 600 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the three months ended March 31, 2012, we did not sell shares of our common stock under our equity distribution agreement. During the three months ended March 31, 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $602,000 of accumulated costs associated with the equity distribution agreement to additional paid in capital. At March 31, 2013, we had $59,578,000 available under this amended equity distribution agreement. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit.

Available Shelf Registrations.  Our shelf registration statement provides us with the capacity to offer up to $400,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At March 31, 2013, we had availability of $167,614,000 under our effective shelf registration.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Non-controlling Interests. We currently have no limited partners. During 2012, we had one limited partnership. The limited partnership agreement allowed the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercised control, we consolidated the limited partnership and we carried the non-controlling interests at cost.

During 2012, two of our limited partners exercised their conversion rights to exchange all of their 112,588 partnership units. At our discretion, we converted 23,294 partnership units into an equal number of our common shares.  The partnership conversion price was $17.00 per partnership unit.  At our discretion, we elected to satisfy the conversion of 89,294 limited partnership units with cash.  We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed.  The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. Accordingly, the $1,246,000 excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. We accounted for these conversions as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Subsequent to these partnership conversions, the assets held by the limited partnership were transferred to other subsidiaries of the Company and the limited partnership was terminated.

The following table represents the change from net income attributable to us and transfers from non-controlling interest (in thousands):

	Three months ended March 31,
	2013	2012
Net income attributable to LTC Properties, Inc.	$12,976	$12,921
Transfers from the non-controlling interest
Decrease in paid-in capital for limited partners conversion	—	(1,246)
Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$12,976	$11,675

Distributions. We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$ 818	$ 818	$ 818	$ 818
Total Preferred	818	818	818	818

Common Stock (1)	14,217	14,217	13,226	13,226

Total	$15,035	$15,035	$14,044	$14,044

(1)          Represents $0.155 per share per month and $0.145 per share per month for the three months ended March 31, 2013 and 2012, respectively.

In April 2013, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of April, May and June 2013, payable on April 30, May 31 and June 28, 2013, respectively, to stockholders of record on April 22, May 23 and June 20, 2013, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Other Equity.  At March 31, 2013 and December 31, 2012, other equity consisted of accumulated comprehensive income of $143,000 and $152,000, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the three months ended March 31, 2013, a total of 22,000 stock options were exercised at a total option value of $523,000 and a total market value on the date of exercise of $865,000. During the three months ended March 31, 2012, a total of 10,000 stock options were exercised at a total option value of $151,000 and a total market value on the date of exercise of $305,000. No stock options were issued during the three months ended March 31, 2013 and 2012. At March 31, 2013, we had 73,334 stock options outstanding and all stock options are exercisable.  Compensation expense related to the vesting of stock options for the three months ended March 31, 2012 was $4,000.

During the three months ended March, 31, 2013, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016. Also during the three months ended March 31, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $457,000 of compensation expense related to the accelerated vesting. During the three months ended March, 31, 2012, we granted 56,200 shares of restricted common stock at $31.77 per share. The vesting of these shares are as follows: 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016. During the three months ended March 31, 2013 and 2012, we recognized $985,000 and $448,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.                                    Commitments and Contingencies

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds are met.  The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we are accreting the contingent liability to the estimated settlement amount as of the payment date.  The fair value of such contingent liability is re-evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. Any changes in estimated fair value are recognized in our results of operations. During  the three months ended March 31, 2013 and 2012, we recorded non-cash interest expense of $110,000 related to the contingent liability. At March 31, 2013 and December 31, 2012, the contingent liability had a carrying value of $6,854,000 and $6,744,000, respectively.

At March 31, 2013, we had outstanding commitments totaling $77,571,000 to develop, re-develop, renovate or expand six skilled nursing properties with a total of 785 beds, a memory care property with 60 units, an independent living property with 140 units, two assisted living and memory care combination properties with a total of 158 units, and three assisted living properties with a total of 136 units.  We also have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us.  See Note 2. Real Estate Investments for further discussion of these commitments. Additionally at March 31, 2013, we had a $10,600,000 mortgage and construction commitment. As of March 31, 2013, we funded $3,530,000 under this commitment and have a remaining commitment of $7,070,000. See Note 2. Real Estate Investments for further discussion of this mortgage and construction loan.  We also committed to provide $1,525,000 in loan and line of credit agreements to certain operators. As of March 31, 2013, we had funded $209,000 under these commitments and have a remaining commitment of $1,316,000. See Note 3. Notes Receivables for further discussion of these commitments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.                                    Major Operators

We have three operators from each of which we derive over 10% of our rental revenue and interest income from mortgage loans.

In 2006, Extendicare Services, Inc. (or EHSI), one of our major operators, effected a reorganization whereby it completed a spin-off of Assisted Living Concepts, Inc. (or ALC).  ALC is currently a NYSE traded public company operating assisted living centers. The remaining EHSI assets and operations were converted into a Canadian REIT (Extendicare REIT) listed on the Toronto Stock Exchange (or TSX).  During 2012, Extendicare REIT converted from an income trust structure to a corporate structure under a corporation named Extendicare, Inc. (or Extendicare). Both Extendicare and ALC continue to be parties to the leases with us.

On February 25, 2013, ALC entered into an Agreement and Plan of Merger (or the Merger Agreement) with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub), providing for the merger of Aid Merger Sub with and into ALC (or the Merger), with ALC surviving the Merger as a wholly-owned subsidiary of Aid Holdings. Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P. Documents publicly available contemplate the merger being completed in summer of 2013.

Extendicare REIT and ALC collectively lease 37 assisted living properties with a total of 1,430 units owned by us representing approximately 6.7%, or $52,877,000, of our total assets at March 31, 2013 and 10.7% of rental revenue and interest income from mortgage loans recognized as of March 31, 2013.

Brookdale Senior Living Communities, Inc. (or Brookdale Communities) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Brookdale Communities leases 35 assisted living properties with a total of 1,414 units owned by us representing approximately 6.7%, or $53,038,000, of our total assets at March 31, 2013 and 10.7% of rental revenue and interest income from mortgage loans recognized as of March 31, 2013.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 27 skilled nursing properties and two range of care properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,354 skilled nursing beds and 49 assisted living units. This represents approximately 6.6%, or $51,945,000, of our total assets at March 31, 2013 and 10.5% of rental revenue and interest income from mortgage loans recognized as of March 31, 2013. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we had a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes. During 2012, SHG redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. During the three months ended March 31, 2012, we recognized $180,000 of interest income related to the SHG Senior Subordinated Notes.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three months ended March 31, 2013 and 2012, we received $1,113,000 and $1,086,000, respectively, in rental income and recorded $12,000 and $39,000, respectively, in straight-line rental income from subsidiaries of SHG.  At March 31, 2013 and December 31, 2012, the straight-line rent receivable from subsidiaries of SHG was $3,203,000 and $3,191,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                            Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012

Income from continuing operations	$12,976	$12,916

Less net income allocated to non-controlling interests	—	(11)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(98)	(94)
Total net income allocated to participating securities	(98)	(94)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)
Total net income allocated to preferred stockholders	(818)	(818)

Income from continuing operations available to common stockholders	12,060	11,993

Discontinued operations:
Gain on sale of assets, net	—	16
Total net income from discontinued operations	—	16
Net income available to common stockholders	12,060	12,009

Effect of dilutive securities:
Convertible preferred securities	—	—
Net income for diluted net income per share	$12,060	$12,009

Shares for basic net income per share	30,365	30,189
Effect of dilutive securities:
Stock options	34	45
Convertible preferred securities	—	—
Shares for diluted net income per share	30,399	30,234

Basic net income per share	$0.40	$0.40
Diluted net income per share (1)	$0.40	$0.40

_______________

(1)          For the three months ended March 31, 2013 and 2012, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of March 31, 2013 and December 31, 2012 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2013		At December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$39,741	$45,060(1)	$39,299	$44,939(1)
Bonds payable	2,035	2,035(2)	2,635	2,635(2)
Bank borrowings	117,500	117,500(2)	115,500	115,500(2)
Senior unsecured notes	185,800	194,475(3)	185,800	194,838(3)
Contingent liabilities	6,854	6,854(4)	6,744	6,744(4)

_____________

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2013 and December 31, 2012 was 6.0%.

(2)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at March 31, 2013 and December 31, 2012 based upon prevailing market interest rates for similar debt arrangements.

(3)          Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At March 31, 2013 and December 31, 2012,  the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2019 and 4.3% for those maturing through year 2021.

(4)          Our contingent obligation under the earn-out liabilities is classified as Level 3. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk-free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants.  At March 31, 2013 and December 31, 2012, the discount rate used to value our future cash outflow of the earn-out liability was 6.5% and 6.6%, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

12.                            Subsequent Events

Subsequent to March 31, 2013 the following events occurred.

We declared a monthly cash dividend of $0.155 per share on our common stock for the months of April, May and June 2013, payable on April 30, May 31 and June 28, 2013, respectively, to stockholders of record on April 22, May 23 and June 20, 2013, respectively.

We funded $1,398,000 under real estate investment commitments. Accordingly, we have a remaining commitment of $52,633,000. See Note 2. Real Estate Investments for further discussion. We also funded $60,000 under loans and line of credit agreements to certain operators and have a remaining commitment of $1,256,000. See Note 3. Notes Receivable for further discussion.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates,’’ or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy, the status of capital markets (including prevailing interest rates), and our access to capital; the income and returns available from investments in health care related real estate, the ability of our borrowers and lessees to meet their obligations to us, our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry, regulation of the health care industry by federal, state and local governments (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010), changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints), compliance with and changes to regulations and payment policies within the health care industry, debt that we may incur and changes in financing terms, our ability to continue to qualify as a real estate investment trust, the relative illiquidity of our real estate investments, potential limitations on our remedies when mortgage loans default, and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  In the first quarter of 2013, senior housing and long term healthcare properties comprised approximately 99% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of March 31, 2013 (dollar amounts in thousands):

			Three Months Ended March 31, 2013		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (1)	of Revenues (2)	of Properties (3)	SNF Beds(4)	ALF Units(4)
Skilled Nursing	$473,107	50.0%	$12,559	$ 701	51.9%	90	10,296	—
Assisted Living	392,119	41.4%	10,231	277	41.1%	104	—	4,713
Range of Care	46,707	4.9%	1,327	81	5.5%	9	733	348
Under Development(5)	22,347	2.4%	—	—	0.0%	—	—	—
Schools	12,444	1.3%	394	—	1.5%	2	—	—
Totals	$946,724	100.0%	$24,511	$1,059	100.0%	205	11,029	5,061

(1)          Includes interest income from mortgage loans.

(2)          Includes rental income and interest income from mortgage loans.

(3)          We have investments in 29 states leased or mortgaged to 42 different operators.

(4)          See Item 1. Financial Statements — Note 2. Real Estate Investments for discussion of bed/unit count.

(5)          Includes a MC development with 60 units and two combination ALF and MC developments with a total of 158 units, a new 143-bed SNF development and a 120-bed SNF redevelopment project.

As of March 31, 2013 we had $741.7 million in carrying value of net real estate investments, consisting of $701.9 million or 94.6% invested in owned and leased properties and $39.7 million or 5.4% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2013, rental income and interest income from mortgage loans represented 95.5% and 4.1%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the three months ended March 31, 2013 and 2012, we recorded $0.9 million and $0.6 million, respectively, in straight-line rental income.  Also during three months ended March 31, 2013 and 2012, we recorded $10,000 and $8,000, respectively, of straight-line rent receivable reserve. For leases in place at March 31, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.3 million for projected annual 2013 to $1.5 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $95.4 million for projected annual 2013 to $97.6 million for projected annual 2014.  During the three months ended March 31, 2013, we received $23.7 million of cash rental revenue and recorded amortization of lease inducement cost of $0.2 million.  For the three months ended March 31, 2013, no leases were renewed.  At March 31, 2013 and December 31, 2012, the straight-line rent receivable balance, net of reserves, on the balance sheet was $27.9 million and $27.0 million, respectively.

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

•                 Memory care facilities offer specialized options for seniors with Alzheimer’s disease and other forms of dementia.  Purpose built, free-standing memory care facilities offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities.  Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities.  Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

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

At March 31, 2013, we had $9.6 million of cash on hand, $122.5 million available under our $240.0 million unsecured line of credit, and $100.0 million available under the uncommitted private shelf agreement for our senior unsecured notes.  Also, our potential ability to access the capital markets through the issuance of $59.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.   On August 2, 2012, CMS published a notice updating Medicare skilled nursing facility payment rates for fiscal year 2013, which began on October 1, 2012.  The notice calls for a 1.8 percent update in rates (consisting of a 2.5 % market basket update, reduced by a 0.7 percentage point multifactor productivity adjustment mandated by the Affordable Care Act, as discussed below).  CMS estimates that overall Medicare payments to skilled nursing facilities in fiscal year 2013 will increase by $670 million compared to fiscal year 2012.  In addition, on November 9, 2012, CMS published a final rule that, among other things, codifies provisions of section 3201 of the Middle Class Tax Extension and Job Creation Act of 2012 that require reductions in bad debt reimbursement to all providers, suppliers, and other entities eligible to receive bad debt reimbursement.  The rule gradually reduces the amount Medicare skilled nursing facilities can claim as bad debt to 65% of allowable bad debt by fiscal year 2015. There can be no assurance that these rules or any future reductions in Medicare skilled nursing facility payment rates would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which increased the nation’s debt ceiling while taking steps to reduce the federal deficit.  Under this law, a bipartisan Joint Select Committee on Deficit Reduction was responsible for identifying $1.5 trillion in deficit reduction, which could include cuts in Medicare, Medicaid, and other federal spending and/or revenue increases.  The Committee failed to achieve consensus on deficit reduction measures. As a result, an enforcement mechanism known as sequestration was scheduled to trigger a total of $1.2 trillion in spending reductions beginning in January 2013, divided between domestic and defense spending.  Under the Budget Control Act, Medicare provider payments are subject to sequestration, although the reductions are capped at 2%.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, delayed sequestration for two months in order to provide an additional opportunity for Congress and the President to agree on alternative deficit reduction options.  The American Taxpayer Relief Act also made a series of changes to Medicare payment provisions. Because no budget compromise was reached, on March 1, 2013, President Obama issued a sequestration order mandating a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service

(FFS) claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  Under current law, sequestration will last through FY 2021, although Congress and the Administration could enact legislation to end or modify sequestration at any time. There can be no assurances that federal spending reductions resulting from the Budget Control Act, including sequestration, or other future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12
Asset mix:
Real property	$906,582	$900,095	$805,759	$743,297	$740,951
Loans receivable	40,142	40,081	49,141	50,246	53,282

Investment mix:
Skilled nursing properties	$473,107	$472,282	$470,878	$411,056	$413,684
Assisted living properties	392,119	392,157	320,253	320,368	320,481
Range of care properties	46,707	46,769	46,830	46,888	46,945
Under development	22,347	16,642	4,671	2,995	894
Schools	12,444	12,326	12,268	12,236	12,229

Operator mix:
Extendicare & ALC	$88,034	$88,034	$88,034	$ 88,034	$ 88,034
Juniper Communities, LLC	87,088	87,088	—	—	—
Preferred Care (1)	84,192	84,292	84,425	85,075	85,245
Brookdale Communities	84,211	84,210	84,210	84,210	84,210
Senior Care Centers, LLC (2)	63,698	63,698	63,698	63,698	57,198
Remaining operators	539,501	532,854	534,533	472,526	479,546

Geographic mix:
Texas	$233,865	$232,106	$229,062	$222,989	$223,245
Ohio	110,804	110,804	110,804	56,804	56,804
New Jersey	70,667	70,667	12,195	12,195	12,195
Florida	67,772	67,802	67,830	67,859	70,150
Colorado	59,009	56,960	31,145	29,849	27,816
Remaining states	404,607	401,837	403,864	403,847	404,023

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

Balance Sheet Metrics

	Quarter Ended
	3/31/13		12/31/12		9/30/12		6/30/12		3/31/12

Debt to gross asset value	30.6%	(1)	30.8%	(4)	24.8%	(4)	20.3%	(9)	20.9%
Debt & preferred stock to gross asset value	34.5%	(1)	34.7%	(4)	29.1%	(4)	24.8%	(9)	25.5%

Debt to market capitalization ratio	19.1%	(2)	21.4%	(5)	18.1%	(4)	13.0%	(2)	14.8%
Debt & preferred stock to market capitalization ratio	21.6%	(2)	24.2%	(5)	21.3%	(4)	15.9%	(2)	18.0%

Interest coverage ratio(11)	7.1x	(3)	7.4x	(6)	7.2x	(8)	10.2x	(10)	9.9x
Fixed charge coverage ratio(11)	5.6x	(3)	5.7x	(7)	5.6x	(8)	7.3x	(10)	7.1x

(1)          Decrease primarily due to increase in gross asset value from additional development and capital improvement funding.

(2)          Decrease primarily due to the increase in market capitalization.

(3)          Decrease primarily due to increase in interest expense resulting from increased pricing levels under our unsecured line of credit.

(4)          Increase primarily due to the increase in outstanding debt due to acquisitions.

(5)          Increase primarily due to the increase in bank borrowings due to acquisitions offset by the increase in market capitalization.

(6)          Increase primarily due to the decrease in interest expense caused by recording capitalized interest on the funding of construction projects and the decrease in depreciation due to a prior quarter one-time depreciation adjustment to reclassify a property from held-for-sale to held-for use, partially offset by increased income due to rental income from acquisitions.

(7)          Increase due to the decrease in interest expense caused by recording capitalized interest on the funding of properties under development.

(8)          Decrease primarily due to the increase in interest expense due to increased bank borrowing and the new senior unsecured term notes, the increase in debt issue costs and the non-cash interest related to the contingent earn-out liabilities.

(9)          Decrease primarily due to the decrease in outstanding debt.

(10)    Increase primarily due to additional income generated from acquisitions.

(11)    In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  Adjusted EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

	Quarter Ended
	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12
Net income	$12,976	$12,778	$12,504	$13,113	$12,932
Less: Gain on sale	—	—	—	—	(16)
Add: Interest expense	3,133	2,907	2,988	2,004	2,033
Add: Depreciation and amortization	6,136	5,692	5,925	5,369	5,167
Total adjusted EBITDA	$22,245	$21,377	$21,417	$20,486	$20,116

Interest expense	$3,133	$2,907	$2,988	$2,004	$2,033
Interest coverage ratio	7.1x	7.4x	7.2x	10.2x	9.9x

Interest expense	$3,133	$2,907	$2,988	$2,004	$2,033
Preferred stock dividends	818	819	818	818	818
Total fixed charges	$3,951	$3,726	$3,806	$2,822	$2,851

Fixed charge coverage ratio	5.6x	5.7x	5.6x	7.3x	7.1x

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

Operating Results

Three months ended March 31, 2013 compared to three months ended March 31, 2012

	Three months ended March 31,		Increase/
	2013	2012	(Decrease)
Revenues:
Rental income	$24,511	$20,872	$3,639	(1)
Interest income from mortgage loans	1,059	1,532	(473)	(2)
Interest and other income	93	236	(144)	(3)
Total revenues	25,663	22,640	3,022

Expenses:
Interest expense	3,133	2,033	1,100	(4)
Depreciation and amortization	6,136	5,167	969	(5)
General and administrative expenses	3,418	2,524	893	(6)
Total expenses	12,687	9,724	2,962

Income from continuing operations	12,976	12,916	60
Discontinued operations:
Gain on sale of assets, net	—	16	(16)	(7)
Net income from discontinued operations	—	16	(16)
Net income	12,976	12,932	44
Income allocated to non-controlling interests	—	(11)	11	(8)
Net income attributable to LTC Properties, Inc.	12,976	12,921	55

Income allocated to participating securities	(98)	(94)	(4)
Income allocated to preferred stockholders	(818)	(818)	—
Net income available to common stockholders	$12,060	$12,009	$ 51

(1)         Increased due to acquisitions.

(2)         Decreased primarily due to payoffs and normal amortization of existing mortgage loans partially offset by origination of two loans totaling $7,719 in 2012 and construction funding of $910 during 2013.

(3)         Decreased primarily due to the redemption of the Skilled Healthcare Group bond.

(4)         Increased primarily due to an increase in debt (bank borrowings and the sale of senior unsecured notes to fund investments) and an increase in interest rates on our unsecured line of credit resulting from a change in pricing levels.

(5)         Increased due to acquisitions, developments and capital improvement investments.

(6)         Increased primarily due to a one-time $707 charge related to the retirement of our Senior Vice President, Marketing and Strategic Planning. The one-time charge included a severance payment of $250 and vesting expense of $457 related to the acceleration of 18,180 shares of restricted common stock.

(7)         Includes the gain on sale of a 140-bed skilled nursing property sold during 2012.

(8)         Decreased due to the conversion of all 112,588 limited partnership units during 2012.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income available to common stockholders	$12,060	$12,009
Add: Depreciation and amortization	6,136	5,167
Less: Gain on sale of real estate, net	—	(16)
FFO available to common stockholders	$18,196	$17,160

FFO available to common stockholders per share:
Basic	$0.60	$0.57
Diluted	$0.59	$0.56

Weighted average shares used to calculate FFO per share:
Basic	30,365	30,189
Diluted	32,609	32,470

Liquidity and Capital Resources

Operating Activities.  At March 31, 2013, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $906.6 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $40.1 million (prior to deducting a $0.4 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 90 skilled nursing properties, 104 assisted living properties, 9 range of care properties, two schools and five parcels of land under development.  These properties are located in 29 states.  Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  For the three months ended March 31, 2013, we had net cash provided by operating activities of $17.4 million.

For the three months ended March 31, 2013 we recorded $0.9 million in straight-line rental income and a reserve of $10,000 on our straight-line rent receivable.  For leases in place at March 31, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.3 million for projected annual 2013 to $1.5 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $95.4 million for projected annual 2013 to $97.6 million for projected annual 2014.  During the three months ended March 31, 2013 we received $23.7 million of cash rental revenue and recorded $0.2 million of amortized lease inducement cost.

Investing and Financing Activities.  For the three months ended March 31, 2013, we used $6.7 million of cash for investing activities.  During the three months ended March 31, 2013, we received $0.5 million in regularly scheduled principal payments on our mortgage loans. Additionally, we funded $0.9 million under a $10.6 million mortgage and construction loan and we have a remaining commitment of $7.1 million at March 31, 2013.

During the three months ended March 31, 2013, we funded the following under our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$36,644	$2,313	$11,418	$25,226	6	785
Assisted Living (1)	40,927	3,880	12,122	28,805	7	494
Totals	$77,571	$6,193 (3)	$23,540	$54,031	13	1,279

(1)          Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, the expansion of three assisted living properties for a total $14,600 and the renovation of a 140-unit independent living property for $125

(2)          Excludes $117 of capital improvement funding for 2013.

(3)          In April of 2013, we funded $1,398 under investment commitments.

In connection with an acquisition in December 2012, we expect to acquire a 72-unit assisted living property located in Pennsylvania for approximately $12.0 million. We plan to finance the acquisition with funds drawn from our unsecured revolving line of credit and the assumption of approximately $6.8 million of an existing U.S. Department of Housing and Urban Development (“HUD”) insured loan encumbering the property.  The HUD loan bears interest at 3.75% and matures in 2051.  Closing is subject to, among other things, the consent of HUD to the assignment to and assumption by us of the HUD loan, which is anticipated to occur in 2013. Simultaneous with the acquisition of this property, we intend to lease the property to an entity affiliated with Juniper Communities, LLC under similar terms and conditions as their existing master triple-net lease.

At March 31, 2013, we had two term loans outstanding with a carrying value of $2.9 million at a weighted average interest of 8.6%. Also at March 31, 2013, we committed to provide $1.5 million under six loans and line of credit agreements to certain operators. As of March 31, 2013, we funded $0.2 million under these commitments and have a remaining commitment of $1.3 million. These loans and line of credit commitments have interest ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2014. During the three months ended March 31, 2013, we received $0.1 million in principal payments and we funded $0.1 million under notes receivables.

For the three months ended March 31, 2013, we used $8.2 million of cash in financing activities.  During the three months ended March 31, 2012, we paid $0.6 million in scheduled principal payments on bonds payable.  During the three months ended March 31, 2013, we borrowed $2.0 million under our unsecured line of credit.  Accordingly, at March 31, 2013, we had $117.5 million outstanding and $122.5 million available for borrowing. At March 31, 2013, we were in compliance with all our covenants.

We have an equity distribution agreement which allows us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares are made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the three months ended March, 31, 2013, we sold 126,742 shares of common stock for $4.9 million in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $0.6 million of accumulated costs associated with the equity distribution agreement to additional paid in capital. At March 31, 2013, we had $59.6 million available under this equity distribution agreement.

During the three months ended March 31, 2013, we acquired 600 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, during the three months ended March 31, 2013, a total of 22,000 stock options were exercised at a total option value of $0.5 million and a total market value on the date of exercise of $0.9 million. No stock options were issued during the first quarter of 2013 and all stock options outstanding are exercisable as of March 31, 2013. During the three months ended March 31, 2013, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016.  Also during the three months ended March 31, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $0.5 million of compensation expense related to the accelerated vesting. During the three months ended March 31, 2013, we recognized $1.0 million of compensation expense related to the vesting of restricted common stock.

We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $0.8 million.  Additionally, we declared and paid cash dividends on our common stock totaling $14.2 million.  In April 2013, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of April, May and June 2013, payable on April 30, May 31 and June 28, 2013, respectively, to stockholders of record on April 22, May 23 and June 20, 2013, respectively.

Available Shelf Registration. Our shelf registration statement provides us with the capacity to offer up to $400.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.  At March 31, 2013, we had availability of $167.6 million under our effective shelf registration.

Liquidity.  We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties, independent living properties, memory care properties, range of care properties and schools we own or that are pledged to us.  Range of Care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term healthcare facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term healthcare industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term healthcare industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the senior housing and long term care properties.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2013, only $2.0 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At March 31, 2013, we had $9.6 million of cash on hand, $122.5 million available under our unsecured line of credit and $100.0 million available under the uncommitted private shelf agreement for our senior unsecured notes. Also, we have the ability to access the capital markets through the issuance of $59.6 million of common stock under our equity distribution agreement and through the issuance of debt and/or equity securities under our $167.6 million effective shelf registration.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2013.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended March 31, 2013 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2013	—	$ —	—	—
February 1 – February 28, 2013	—	$ —	—	—
March 1 – March 31, 2013	600	$ 39.05	—	—
Total	600		—

(1)          During the three months ended March 31, 2013, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

(2)          No shares were purchased as part of publicly announced plans or programs. We had a Board of Directors repurchase authorization program enabling us to repurchase up to 5,000,000 shares of our equity securities, including common and preferred securities, on the open market.  During 2012, our Board of Directors terminated this repurchase authorization.

Item 6.  Exhibits

3.1                            LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K dated September 14, 2012)

3.2                            Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1                    The 2008 Equity Participation Plan*

31.1                    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                        The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements**

* During the three months ended March 31, 2013, the 2008 Equity Participation Plan was amended to permit the issuance of shares in uncertificated form.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: April 30, 2013	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)