Form 10-Q
period 2013-06-30
LTC PROPERTIES INC
filed 2013-08-08
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding on August 1, 2013 was 34,751,910.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2013

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
Real estate investments:
Land	$ 75,094	$ 75,094
Buildings and improvements	836,934	822,618
Accumulated depreciation and amortization	(209,581)	(197,407)
Net operating real estate property	702,447	700,305
Properties held-for-sale, net of accumulated depreciation and amortization: 2013 — $804; 2012 — $1,141	210	1,242
Net real estate property	702,657	701,547
Mortgage loans receivable, net of allowance for doubtful accounts: 2013 — $396; 2012 — $782	39,272	39,299
Real estate investments, net	741,929	740,846

Other assets:
Cash and cash equivalents	63,315	7,191
Debt issue costs, net	2,701	3,040
Interest receivable	741	789
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2013 — $1,532; 2012 — $1,557	28,839	26,998
Prepaid expenses and other assets	6,262	7,548
Notes receivable	1,277	3,180
Total assets	$845,064	$789,592

LIABILITIES
Bank borrowings	$ —	$115,500
Senior unsecured notes	185,800	185,800
Bonds payable	2,035	2,635
Accrued interest	3,296	3,279
Earn-out liabilities	6,963	6,744
Accrued expenses and other liabilities	11,712	12,492
Accrued expenses and other liabilities related to properties held-for-sale	33	34
Total liabilities	209,839	326,484

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2013 — 2,000; 2012 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2013 —34,752; 2012 — 30,544	348	305
Capital in excess of par value	687,841	510,236
Cumulative net income	749,912	724,033
Other	134	152
Cumulative distributions	(841,510)	(810,125)
Total LTC Properties, Inc. stockholders’ equity	635,225	463,101

Non-controlling interests	—	7
Total equity	635,225	463,108
Total liabilities and equity	$845,064	$789,592

(1)             On June 30, 2013 and December 31, 2012, we had $3,206 and $3,191 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income (1)	$24,539	$21,139	$49,015	$41,975
Interest income from mortgage loans	1,050	1,431	2,109	2,963
Interest and other income (2)	92	485	185	722
Total revenues	25,681	23,055	51,309	45,660
Expenses:
Interest expense	2,798	2,004	5,931	4,037
Depreciation and amortization	6,124	5,355	12,250	10,509
General and administrative expenses	2,869	2,604	6,287	5,128
Total expenses	11,791	9,963	24,468	19,674

Income from continuing operations	13,890	13,092	26,841	25,986
Discontinued operations:
Net Income from discontinued operations	27	21	52	43
(Loss) gain on real estate assets, net	(1,014)	—	(1,014)	16
Net (loss) income from discontinued operations	(987)	21	(962)	59
Net income	12,903	13,113	25,879	26,045

Income allocated to non-controlling interests	—	(10)	—	(21)
Net income attributable to LTC Properties, Inc.	12,903	13,103	25,879	26,024

Income allocated to participating securities	(91)	(91)	(189)	(185)
Income allocated to preferred stockholders	(818)	(818)	(1,636)	(1,636)
Net income available to common stockholders	$11,994	$12,194	$24,054	$24,203

Basic earnings per common share
Continuing operations	$0.39	$0.40	$0.79	$0.80
Discontinued operations	($0.03)	$0.00	($0.03)	$0.00
Net income available to common stockholders	$0.36	$0.40	$0.76	$0.80

Diluted earnings per common share
Continuing operations	$0.39	$0.40	$0.79	$0.80
Discontinued operations	($0.03)	$0.00	($0.03)	$0.00
Net income available to common stockholders	$0.36	$0.40	$0.76	$0.80

Weighted average shares used to calculate earnings per common share
Basic	32,913	30,213	31,645	30,201
Diluted	32,946	30,258	31,679	30,246

(1)         During the three and six months ended June 30, 2013, we received $1,122 and $2,235, respectively, in rental income and recorded $3 and $16, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and six months ended June 30, 2012, we received $1,095 and $2,181, respectively, in rental income and recorded $31 and $70, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)         During the three and six months ended June 30, 2013, we did not recognize interest income from any related parties.  During the three and six months ended June 30, 2012, we recognized $55 and $235, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$12,903	$13,113	$25,879	$26,045
Reclassification adjustment	(8)	(16)	(17)	(30)
Comprehensive income	12,895	13,097	25,862	26,015
Comprehensive income allocated to non-controlling interests	—	(10)	—	(21)
Comprehensive income attributable to LTC Properties, Inc.	$12,895	$13,087	$25,862	$25,994

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$25,879	$26,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	12,267	10,536
Stock-based compensation expense	1,508	910
Loss (gain) on sale of assets, net	1,014	(16)
Straight-line rental income—continuing and discontinued operations (1)	(1,860)	(1,333)
Provision (recovery) for doubtful accounts—continuing and discontinued operations	19	(21)
Non-cash interest related to earn-out liabilities	220	220
Other non-cash items, net	212	642
Increase (decrease) in accrued interest payable	17	(200)
Decrease in interest receivable	25	391
Net change in other assets and liabilities	(564)	(344)
Net cash provided by operating activities	38,737	36,830

INVESTING ACTIVITIES:
Investment in real estate properties, net	—	(20,482)
Investment in real estate properties under development	(9,310)	(215)
Investment in real estate capital improvements	(4,506)	(446)
Proceeds from sale of real estate investments, net	1	1,248
Advances under mortgage loans receivable	(913)	—
Principal payments received on mortgage loans receivable	938	3,752
Proceeds from redemption of marketable securities	—	6,500
Advances under notes receivable	(510)	(2,019)
Principal payments received on notes receivable	2,413	191
Net cash used in investing activities	(11,887)	(11,471)

FINANCING ACTIVITIES:
Bank borrowings	2,000	23,000
Repayment of bank borrowings	(117,500)	(11,000)
Principal payments on bonds payable	(600)	(565)
Proceeds from common stock offering	176,301	—
Stock option exercises	523	746
Distributions paid to stockholders	(31,385)	(28,096)
Redemption of non-controlling interests	—	(2,764)
Distributions paid to non-controlling interests	(7)	(59)
Financing costs paid	(35)	(716)
Other	(23)	—
Net cash provided by (used in) financing activities	29,274	(19,454)

Increase in cash and cash equivalents	56,124	5,905
Cash and cash equivalents, beginning of period	7,191	4,408
Cash and cash equivalents, end of period	$63,315	$10,313

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 6,040	$ 3,918

(1)             During the six months ended June 30, 2013 and 2012, we recorded $15 and $70, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results for a full year.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties disposed or classified as held-for-sale. During the six months ended June 30, 2013, we sold a 47-bed skilled nursing property located in Colorado for $1,000.  At June 30, 2013, one of our lessees has a mandatory option to purchase one 30-bed skilled nursing property in Ohio.  The purchase option provides for a mandatory closing on or before October 31, 2013.  See Note 2. Real Estate Investments for further discussion of the purchase option. During the six months ended June 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000. Additionally, during the fourth quarter of 2012, we reclassified a 140-unit independent living property located in Texas from held-for-sale to held-for-use. Accordingly, this property has been reclassified from held-for-sale to held-for-use on the June 30, 2012 consolidated balance sheet and consolidated statement of income to conform to the current period presentation. Depreciation expense, which was not recognized during the held-for-sale period, was recognized at the date of reclassification. Due to the market conditions, the timing of the ultimate disposal of this property was uncertain. These adjustments are normal and recurring in nature. See Note 2. Real Estate Investments for further discussion of our property sales.

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

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2013 (dollar amounts in thousands):

			Number	Number of		Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$454,021	49.7%	73	8,418	—	$53.93
Assisted Living	379,913	41.6%	96	—	4,502	$84.39
Range of Care	43,907	4.8%	8	634	274	$48.36
Under Development (2)	22,757	2.5%	—	—	—	—
Schools	12,444	1.4%	2	—	—	—
Totals	$913,042	100.0%	179	9,052	4,776

(1)             We have investments in 26 states leased to 35 different operators.

(2)             Includes a MC development with 60 units, two combination ALF and MC developments with a total of 158 units, and a SNF development with 143 beds.

All of our owned properties are leased to our operators pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years.  Each lease is a triple net lease covering one or more properties which requires the operator/lessee to pay all costs necessary in the operations of the facilities.  Many of the leases contain renewal options and one master lease contains an option to purchase six skilled nursing properties with a total of 230 beds for an all cash purchase price of $11,000,000.  As of June 30, 2013, the net book value for these six properties was $8,156,000. If the lessee fails to exercise its option to purchase these six properties on or before September 30, 2013, the lessee is obligated to purchase a 30-bed skilled nursing property out of the six property portfolio for $1,000,000 on or before October 31, 2013. The 30-bed skilled nursing property has a net book value of $210,000 as of June 30, 2013.  The leases provide for fixed minimum base rent during the initial and renewal periods.  The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)                a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;

(ii)            a calculation based on the Consumer Price Index;

(iii)        as a percentage of facility net patient revenues in excess of base amounts; or

(iv)        specific dollar increases.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2013, we completed the construction of a 120-bed skilled nursing property in Texas. This new property replaces a skilled nursing property in our existing portfolio.  In July 2013, all the residents were relocated from the old property to the new property.  The operator is responsible for closing and selling the old property.  During the six months ended June 30, 2013, we funded $3,405,000 under the $9,094,000 development commitment for the new property. In July 2013, we funded $1,008,000 under this development commitment and we anticipate funding the remaining balance in August 2013. Also, during the six months ended June 30, 2013, we sold a 47-bed skilled nursing property in Colorado for $1,000 and recognized a $1,014,000 loss on sale.

In July 2013, we completed the construction of a 60-unit memory care property in Colorado. The new memory care property opened in July 2013.  Total cost for the new property was approximately $9,817,000.

As of June 30, 2013, we have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points as of June 30, 2013, no funds have been requested under this commitment. In addition, the following table summarizes our investment commitments as of June 30, 2013, excluding the $5,000,000 per year commitment, and year to date funding on our ongoing development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$29,550	$2,115	$7,651	$21,899	6	640
Assisted Living (1)	40,802	8,042	16,218	24,584	6	354
Totals	$70,352	$10,157 (3)	$23,869	$46,483	12	994

(1)             Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, and the expansion of three assisted living properties for a total $14,600.

(2)             Excludes $260 of capital improvement on three completed projects with no remaining commitments and includes $6 funded under the commitment as marketing expense.

(3)             In July of 2013, we funded $1,932 under investment commitments.

During the six months ended June 30, 2012, we purchased a 144-bed skilled nursing property located in Texas for an aggregate purchase price of $18,600,000.  We also purchased a vacant parcel of land in Colorado for $1,882,000 and simultaneously entered into a lease and development commitment agreement to fund the construction of a 60 unit memory care unit.  (See above for development commitment status.) Additionally, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of the master lease did not change as a result of this sale.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2013 (dollar amounts in thousands):

		Percentage		Number	Number of		Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties(1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing (2)	$24,730	62.3%	15	17	1,861	—	$13.29
Assisted Living	12,202	30.8%	3	8	—	211	$57.83
Range of Care	2,736	6.9%	1	1	99	74	$15.82
Totals	$39,668	100.0%	19	26	1,960	285

(1)             We have investments in 8 states that include mortgages to 11 different operators.

(2)             Includes a mortgage and construction loan secured by a currently operating skilled nursing property and parcel of land upon which a 106-bed replacement property is being constructed. The agreement gives us the right to purchase the replacement facility for $13,500 during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy.

At June 30, 2013, the mortgage loans had interest rates ranging from 7.0% to 13.5% and maturities ranging from 2014 to 2022.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. During the six months ended June 30, 2013, we funded $913,000 under a $10,600,000 mortgage and construction loan and we have a remaining commitment of $7,067,000. In July 2013, we funded $1,897,000 under the mortgage and construction loan and we have a remaining commitment of $5,170,000. During the six months ended June 30, 2013 and 2012, we received $938,000 and $1,389,000, respectively, in regularly scheduled principal payments. During the six months ended June 30, 2012, we received $2,363,000 plus accrued interest related to the early payoff of two mortgage loans secured by two skilled nursing properties.

In August 2013, we entered into a $141,000,000 mortgage loan agreement with affiliates of Prestige Healthcare and secured by 15 properties with a total of 2,092 skilled nursing beds and 24 independent living units in Michigan. The loan is for a term of 30 years and will bear interest at 9.41% for five years, escalating annually thereafter by 2.25%. Payments will be interest-only for a period of three years, after which the borrower will make interest payments along with annual principal payments of $1,000,000.

Of the aggregate loan amount, we anticipate funding approximately $126,000,000 during the fourth quarter of 2013 with additional forward commitments of $12,000,000 for capital improvements and up to $3,000,000 for short-term working capital. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, for additional loan proceeds of up to $40,000,000 with such proceeds limited to $10,000,000 per twelve months.

The borrower will have a one-time option between the third and twelfth years to prepay up to 50% of the then outstanding loan balance without penalty.  Exclusively for the purposes of this option, the properties collateralizing the loan have been separated by us into two pools of assets.  If and when the option is exercised, we will identify which of the two pools we will release for prepayment and removal from portfolio of properties securing the loan. If the prepayment option is exercised and timely concluded, the borrower forfeits its opportunity to access any additional loan proceeds.

Additionally, under certain circumstances, including a change in regulatory environment, we have the option to purchase the properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.                                    Notes Receivable

Notes receivables consist of various loans and line of credit agreements with certain operators. During the six months ended June 30, 2013, we received $2,372,000 for the early repayment of an 8.5% term loan. At June 30, 2013, we had a 9.0% term loan outstanding with a carrying value of $622,000. Also at June 30, 2013, we committed to provide $1,850,000 under seven loans and line of credit agreements to certain operators. As of June 30, 2013, we funded $655,000 under these commitments and have a remaining commitment of $1,195,000. In July 2013, we funded $83,000 under these commitments. Accordingly, we have a remaining commitment of $1,112,000. These loans and line of credit commitments have interest ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2014. During the six months ended June 30, 2013 and 2012, we received, including the repayment above, $2,413,000 and $191,000, respectively, in principal payments and we funded $510,000 and $2,019,000, respectively, under our notes receivable.

4.                                    Marketable Securities

During 2012, Skilled Healthcare Group, Inc. (or SHG) redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. The SHG Senior Subordinated Notes had a face rate of 11.0% and an effective yield of 11.1%. During the six months ended June 30, 2012, we recognized $235,000 of interest income from our $6,500,000 investment in SHG Senior Subordinated Notes. One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.                                    Debt Obligations

Bank Borrowings. During 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage at June 30, 2013, the amended facility provides for interest annually at LIBOR plus 125 basis points and the unused commitment fee was 25 basis points.

During the six months ended June 30, 2013, we borrowed $2,000,000 and repaid $117,500,000 under our Unsecured Credit Agreement.  At June 30, 2013, we had no outstanding balances under our Unsecured Credit Agreement and we were in compliance with all our covenants.

Senior Unsecured Notes.  At June 30, 2013 and December 31, 2012, we had $185,800,000 outstanding under our Senior Unsecured Notes with a weighted average interest rate of 5.2% and $100,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement which provides for the possible issuance of senior unsecured fixed-rate term notes through October 19, 2014.

Bonds Payable.  At June 30, 2013 and December 31, 2012, we had outstanding principal of $2,035,000 and $2,635,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the six months ended June 30, 2013, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.9%.  During the six months ended June 30, 2013 and 2012, we paid $600,000 and $565,000, respectively, in regularly scheduled principal payments.  As of June 30, 2013 and December 31, 2012, the aggregate carrying value of real estate properties securing our bonds payable was $6,518,000 and $6,650,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.                                    Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$463,101	$ 7	$463,108
Net income	25,879	—	25,879
Issue common stock	175,639	—	175,639
Vested restricted common stock	1,508	—	1,508
Stock option exercise	523	—	523
Reclassification adjustment	(17)	—	(17)
Non-controlling interest preferred return	—	(7)	(7)
Preferred stock dividends	(1,636)	—	(1,636)
Common stock dividends	(29,749)	—	(29,749)
Other	(23)		(23)
Balance at June 30, 2013	$635,225	$ —	$635,225

Preferred Stock.  At June 30, 2013, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at June 30, 2013.

Common Stock.  During the six months ended June 30, 2013, we acquired 600 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. During the three months ended June 30, 2013, we sold 4,025,000 shares of common stock in a public offering at a price of $44.50 per share, before fees and costs of $7,707,000.  The net proceeds of $171,406,000 were used to pay down amounts outstanding under our Unsecured Credit Agreement, to fund acquisitions and our current development commitments and general corporate purposes.

During the three months ended June 30, 2013, we terminated the equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the six months ended June 30, 2012, we did not sell shares of our common stock under our equity distribution agreement. During the six months ended June 30, 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $662,000 of accumulated costs associated with the equity distribution agreement to additional paid in capital.

Available Shelf Registrations.  On July 19, 2013, we filed a Form S-3ASR “shelf” registration statement to replace our prior shelf registration statement.  This current shelf registration statement provides us with the capacity to offer up to $800,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

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

The following table represents the change from net income attributable to us and transfers from non-controlling interest (in thousands):

	Six months ended June 30,
	2013	2012
Net income attributable to LTC Properties, Inc.	$25,879	$26,024
Transfers from the non-controlling interest Decrease in paid-in capital for limited partners conversion	—	(1,246)
Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$25,879	$24,778

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Declared	Paid	Declared	Paid
Preferred Stock
Series C	$ 1,636	$ 1,636	$ 1,636	$ 1,636
Total Preferred	1,636	1,636	1,636	1,636

Common Stock (1)	29,749	29,749	26,460	26,460

Total	$31,385	$31,385	$28,096	$28,096

(1)             Represents $0.155 per share per month and $0.145 per share per month for the six months ended June 30, 2013 and 2012, respectively.

In July 2013, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of July, August and September 2013, payable on July 31, August 30 and September 30, 2013, respectively, to stockholders of record on July 23, August 22 and September 20, 2013, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Other Equity.  At June 30, 2013 and December 31, 2012, other equity consisted of accumulated comprehensive income of $134,000 and $152,000, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the six months ended June 30, 2013, a total of 22,000 stock options were exercised at a total option value of $523,000 and a total market value on the date of exercise of $865,000. During the six months ended June 30, 2012, a total of 35,000 stock options were exercised at a total option value of $746,000 and a total market value on the date of exercise of $1,136,000. No stock options were issued during the six months ended June 30, 2013 and 2012. At June 30, 2013, we had 73,334 stock options outstanding and all stock options are exercisable.  Compensation expense related to the vesting of stock options for the three and six months ended June 30, 2012 was $4,000 and $8,000, respectively.

During the three months ended June 30, 2013, we granted 8,400 shares of restricted common stock at $46.54 per share and 6,000 shares of restricted common stock at $41.83 per share. These shares vest ratably over a three-year period from the grant date. During the six months ended June 30, 2013, excluding the shares granted above, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016. Also during the six months ended June 30, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $457,000 of compensation expense related to the accelerated vesting. During the three and six months ended June 30, 2013, we recognized $523,000 and $1,508,000, respectively, of compensation expense related to the vesting of restricted common stock.

During the six months ended June 30, 2012, we granted 8,000 shares of restricted common stock at $31.87 per share and 56,200 shares of restricted common stock at $31.77 per share. The vesting of these shares are as follows: 8,000 shares vest ratably over a three-year period from the grant date, 14,000 shares vest ratably over a five-year period from the grant date, 30,000 shares all vest on June 15, 2015, and 12,200 shares all vest on January 10, 2016. During the three and six months ended June 30, 2012, we recognized $454,000 and $902,000, respectively, of compensation expense related to the vesting of restricted common stock.

7.                                    Commitments and Contingencies

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds are met.  The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we are accreting the contingent liability to the estimated settlement amount as of the payment date.  The fair value of such contingent liability is re-evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. Any changes in estimated fair value are recognized in our results of operations. During each of the three and six months ended June 30, 2013 and 2012, we recorded non-cash interest expense of $110,000 and $220,000 related to the contingent liability. At June 30, 2013 and December 31, 2012, the contingent liability had a carrying value of $6,963,000 and $6,744,000, respectively.

At June 30, 2013, we made outstanding commitments totaling $70,352,000 to develop, re-develop, renovate or expand six skilled nursing properties with a total of 640 beds, a memory care property with 60 units, two assisted living and memory care combination properties with a total of 158 units, and three assisted living properties with a total of 136 units.  As of June 30, 2013, we have funded $23,869,000 under these commitments and have a remaining commitment of $46,483,000. We also have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us.  See Note 2. Real Estate

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Investments for further discussion of these commitments. Additionally at June 30, 2013, we had a $10,600,000 mortgage and construction commitment. As of June 30, 2013, we funded $3,533,000 under this commitment and have a remaining commitment of $7,067,000. See Note 2. Real Estate Investments for further discussion of this mortgage and construction loan.  We also committed to provide $1,850,000 in loan and line of credit agreements to certain operators. As of June 30, 2013, we had funded $655,000 under these commitments and have a remaining commitment of $1,195,000. See Note 3. Notes Receivables for further discussion of these commitments.

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

On July 11, 2013, ALC merged with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub). Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P.

Extendicare and ALC collectively lease 37 assisted living properties with a total of 1,430 units owned by us representing approximately 6.2%, or $52,351,000, of our total assets at June 30, 2013 and 10.7% of rental revenue and interest income from mortgage loans recognized as of June 30, 2013.

Brookdale Senior Living Communities, Inc. (or Brookdale Communities) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Brookdale Communities leases 35 assisted living properties with a total of 1,414 units owned by us representing approximately 6.2%, or $52,551,000, of our total assets at June 30, 2013 and 10.7% of rental revenue and interest income from mortgage loans recognized as of June 30, 2013.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 27 skilled nursing properties and two range of care properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,354 skilled nursing beds and 49 assisted living units. This represents approximately 6.1%, or $51,339,000, of our total assets at June 30, 2013 and 10.5% of rental revenue and interest income from mortgage loans recognized as of June 30, 2013. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

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

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we had a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes. During 2012, SHG redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. During the three and six months ended June 30, 2012, we recognized $55,000 and $235,000 of interest income related to the SHG Senior Subordinated Notes.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and six months ended June 30, 2013, we received $1,122,000 and $2,235,000, respectively, in rental income and recorded $3,000 and $16,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and six months ended June 30, 2012, we received $1,095,000 and $2,181,000, respectively, in rental income and recorded $31,000 and $70,000, respectively, in straight-line rental income from subsidiaries of SHG.  At June 30, 2013 and December 31, 2012, the straight-line rent receivable from subsidiaries of SHG was $3,206,000 and $3,191,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                            Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income from continuing operations	$13,890	$13,092	$26,841	$25,986

Less net income allocated to non-controlling interests	—	(10)	—	(21)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(91)	(91)	(189)	(185)
Total net income allocated to participating securities	(91)	(91)	(189)	(185)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(1,636)	(1,636)
Total net income allocated to preferred stockholders	(818)	(818)	(1,636)	(1,636)

Income from continuing operations available to common stockholders	12,981	12,173	25,016	24,144

Discontinued operations:
Net Income from discontinued operations	27	21	52	43
(Loss) gain on sale of assets, net	(1,014)	—	(1,014)	16
Total net (loss) income from discontinued operations	(987)	21	(962)	59

Net income available to common stockholders	11,994	12,194	24,054	24,203

Effect of dilutive securities:
Convertible preferred securities	—	—	—	—
Net income for diluted net income per share	$11,994	$12,194	$24,054	$24,203

Shares for basic net income per share	32,913	30,213	31,645	30,201
Effect of dilutive securities:
Stock options	33	45	34	45
Convertible preferred securities	—	—	—	—
Shares for diluted net income per share	32,946	30,258	31,679	30,246

Basic net income per share	$0.36	$0.40	$0.76	$0.80
Diluted net income per share (1)	$0.36	$0.40	$0.76	$0.80

(1)             For the three and six months ended June 30, 2013 and 2012, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of June 30, 2013 and December 31, 2012 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2013		At December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$39,272	$44,741(1)	$39,299	$44,939(1)
Bonds payable	2,035	2,035(2)	2,635	2,635(2)
Bank borrowings	—	—(2)	115,500	115,500(2)
Senior unsecured notes	185,800	190,841(3)	185,800	194,838(3)
Contingent liabilities	6,963	6,963(4)	6,744	6,744(4)

(1)              Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2013 and December 31, 2012 was 5.5% and 6.0%, respectively.

(2)              Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at June 30, 2013 and December 31, 2012 based upon prevailing market interest rates for similar debt arrangements.

(3)              Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At June 30, 2013,  the discount rate used to value our future cash outflow of our senior unsecured notes was 3.9% for those maturing before year 2019 and 4.6% for those maturing through year 2021. At December 31, 2012,  the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2019 and 4.3% for those maturing through year 2021.

(4)              Our contingent obligation under the earn-out liabilities is classified as Level 3. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk-free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants.  At June 30, 2013 and December 31, 2012, the discount rate used to value our future cash outflow of the earn-out liability was 6.2% and 6.6%, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

12.                            Subsequent Events

Subsequent to June 30, 2013 the following events occurred.

We entered into a $141,000,000 mortgage loan agreement secured by 15 skilled nursing properties with a total of 2,092 beds and one 24-unit independent living property in Michigan. See Note 2. Real Estate Investments for further discussion.

We completed the construction of a 60-unit memory care property in Colorado. The new memory care property opened in July 2013.  Development costs for the new property were approximately $9,817,000.  See Note 2. Real Estate Investments for further discussion.

We funded $1,932,000 under ongoing real estate investment commitments. Accordingly, we have a remaining commitment of $44,551,000. We also funded $1,008,000 under a $9,094,000 commitment to construct a replacement skilled nursing property which was completed in June 2013. Additionally, we funded $1,897,000 under a mortgage and construction loan commitment and we have a remaining commitment of $5,170,000.  See Note 2. Real Estate Investments for further discussion. We also funded $83,000 under loans and line of credit agreements to certain operators and have a remaining commitment of $1,112,000. See Note 3. Notes Receivable for further discussion.

We declared a monthly cash dividend of $0.155 per share on our common stock for the months of July, August and September 2013, payable on July 31, August 30 and September 30, 2013, respectively, to stockholders of record on July 23, August 22 and September 20, 2013, respectively.

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  As of June 30, 2013, senior housing and long term healthcare properties comprised approximately 99% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of June 30, 2013 (dollar amounts in thousands):

			Six Months Ended June 30, 2013		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income(1)	Interest Income (2)	of Revenues (3)	of Properties (4)	SNF Beds(5)	ALF Units(5)
Skilled Nursing(6)	$478,751	50.2%	$25,180	$ 1,395	51.9%	90	10,279	—
Assisted Living	392,115	41.2%	20,463	553	41.1%	104	—	4,713
Range of Care	46,643	4.9%	2,653	161	5.5%	9	733	348
Under Development(7)	22,757	2.4%	788	—	1.5%	—	—	—
Schools	12,444	1.3%	—	—	0.0%	2	—	—
Totals	$952,710	100.0%	$49,084	$2,109	100.0%	205	11,012	5,061

(1)                Includes rental income from continuing and discontinued operations.

(2)                Includes interest income from mortgage loans.

(3)                Includes rental income from continuing and discontinued operations and interest income from mortgage loans.

(4)                We have investments in 29 states leased or mortgaged to 42 different operators.

(5)                See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(6)                Includes a mortgage and construction loan secured by a currently operating skilled nursing property and parcel of land upon which a 106-bed replacement property is being constructed. The agreement gives us the right to purchase the replacement facility for $13,500 during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy.

(7)                Includes a MC development with 60 units, two combination ALF and MC developments with a total of 158 units and a 143-bed SNF development.

As of June 30, 2013 we had $741.9 million in carrying value of net real estate investments, consisting of $702.6 million or 94.7% invested in owned and leased properties and $39.3 million or 5.3% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2013, rental income and interest income from mortgage loans represented 95.5% and 4.1%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the six months ended June 30, 2013, we recorded $1.9 million in straight-line rental income and $18,000 of straight-line rent receivable reserve. For leases in place at June 30, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.6 million for projected annual 2013 to $1.9 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $95.9 million for projected annual 2013 to $98.3 million for projected annual 2014.  During the six months ended June 30, 2013, we received $47.6 million of cash rental revenue and recorded amortization of lease inducement cost of $0.3 million.  For the six months ended June 30, 2013, no leases were renewed.  At June 30, 2013 and December 31, 2012, the straight-line rent receivable balance, net of reserves, on the balance sheet was $28.8 million and $27.0 million, respectively.

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

At June 30, 2013, we had $63.3 million of cash on hand, $240.0 million available under our unsecured line of credit, and $100.0 million available under the uncommitted private shelf agreement for our senior unsecured notes.  Also, our potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.   On August 2, 2012, CMS published a notice updating Medicare skilled nursing facility payment rates for fiscal year 2013, which began on October 1, 2012.  The notice calls for a 1.8 percent update in rates (consisting of a 2.5 % market basket update, reduced by a 0.7 percentage point multifactor productivity adjustment mandated by the Affordable Care Act, as discussed below).  CMS estimates that overall Medicare payments to skilled nursing facilities in fiscal year 2013 would increase by $670 million compared to fiscal year 2012.  On May 6, 2013, CMS published its proposed Medicare skilled nursing facility payment rate update for fiscal year 2014, which begins on October 1, 2013.  CMS estimates that the proposed rule would increase aggregate Medicare skilled nursing facility payments by $500 million, or 1.4%, compared to fiscal year 2013 levels.  Specifically, under the proposed rule, Medicare rates would be updated to reflect a 2.3% market basket increase that is reduced by a 0.4 percentage point multifactor productivity adjustment, and that is further reduced by a proposed 0.5 percentage point forecast error correction.  CMS also proposes to rebase the SNF market basket to reflect fiscal year 2010 data and make other policy changes.  The final fiscal year 2014 rule has not yet been released.  There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  Under current law, sequestration will last through fiscal year 2021, although Congress and the Administration could enact legislation to end or modify sequestration at any time.  Congress and the Administration also could consider other legislation that would have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers or otherwise reforming payment policy for post-acute care services.  There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12
Asset mix:
Real property	$913,042	$906,582	$900,095	$805,759	$743,297
Loans receivable	39,668	40,142	40,081	49,141	50,246

Investment mix:
Skilled nursing properties	$478,751	$478,311	$475,873	$472,220	$412,018
Assisted living properties	392,115	392,119	392,157	320,253	320,368
Range of care properties	46,643	46,707	46,769	46,830	46,888
Under development	22,757	17,143	13,051	3,329	2,033
Schools	12,444	12,444	12,326	12,268	12,236

Operator mix:
Extendicare & ALC	$88,034	$88,034	$88,034	$88,034	$ 88,034
Juniper Communities, LLC	87,088	87,088	87,088	—	—
Preferred Care (1)	84,089	84,192	84,292	84,425	85,075
Brookdale Communities	84,212	84,211	84,210	84,210	84,210
Senior Care Centers, LLC (2)	63,698	63,698	63,698	63,698	63,698
Remaining operators	545,589	539,501	532,854	534,533	472,526

Geographic mix:
Texas	$236,100	$233,865	$232,106	$229,062	$222,989
Ohio	110,804	110,804	110,804	110,804	56,804
New Jersey	70,667	70,667	70,667	12,195	12,195
Florida	67,742	67,772	67,802	67,830	67,859
Colorado	59,725	59,009	56,960	31,145	29,849
Remaining states	407,672	404,607	401,837	403,864	403,847

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

(2)                Senior Care Centers, LLC (or Senior Care) also operates four skilled nursing properties under a sub-lease with another lessee which is not included in the Senior Care operator mix.

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

Balance Sheet Metrics

	Year to Date	Quarter Ended
	6/30/13	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12

Debt to gross asset value	17.8%	17.8% (1)	30.6% (4)	30.8% (7)	24.8% (7)	20.3%
Debt & preferred stock to gross asset value	21.4%	21.4% (1)	34.5% (4)	34.7% (7)	29.1% (7)	24.8%

Debt to market capitalization ratio	11.9%	11.9% (2)	19.1% (5)	21.4% (8)	18.1% (7)	13.0%
Debt & preferred stock to market capitalization ratio	14.3%	14.3% (2)	21.6% (5)	24.2% (8)	21.3% (7)	15.9%

Interest coverage ratio(12)	7.6x	8.2x (3)	7.1x (6)	7.4x (9)	7.2x (11)	10.2x
Fixed charge coverage ratio(12)	6.0x	6.3x (3)	5.6x (6)	5.7x (10)	5.6x (11)	7.3x

(1)              Decrease primarily due to the decrease in outstanding debt offset by the increase in gross asset value from additional development and capital improvement funding.

(2)              Decrease primarily due to the decrease in outstanding debt offset by the sale of 4,025,000 shares of common stock in a public offering and the decrease in market capitalization.

(3)              Increase primarily due to the decrease in interest expense due to the decrease in outstanding debt.

(4)              Decrease primarily due to increase in gross asset value from additional development and capital improvement funding.

(5)              Decrease primarily due to the increase in market capitalization.

(6)              Decrease primarily due to increase in interest expense resulting from increased pricing levels under our unsecured line of credit.

(7)              Increase primarily due to the increase in outstanding debt due to acquisitions.

(8)              Increase primarily due to the increase in bank borrowings due to acquisitions offset by the increase in market capitalization.

(9)              Increase primarily due to the decrease in interest expense caused by recording capitalized interest on the funding of construction projects partially offset by increased income due to rental income from acquisitions.

(10)          Increase due to the decrease in interest expense caused by recording capitalized interest on the funding of properties under development.

(11)          Decrease primarily due to the increase in interest expense due to increased bank borrowing and the new senior unsecured term notes, the increase in debt issue costs and the non-cash interest related to the contingent earn-out liabilities.

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

	Year to Date	Quarter Ended
	6/30/13	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12
Net income	$25,879	$12,903	$12,976	$12,778	$12,504	$13,113
Add: Loss on Sale	1,014	1,014	—	—	—	—
Add: Interest expense	5,931	2,798	3,133	2,907	2,988	2,004
Add: Depreciation and amortization—continuing and discontinued operations	12,267	6,131	6,136	5,692	5,925	5,369
Total adjusted EBITDA	$45,091	$22,846	$22,245	$21,377	$21,417	$20,486
Interest expense	$5,931	$2,798	$3,133	$2,907	$2,988	$2,004
Interest coverage ratio	7.6x	8.2x	7.1x	7.4x	7.2x	10.2x
Interest expense	$5,931	$2,798	$3,133	$2,907	$2,988	$2,004
Preferred stock dividends	1,636	818	818	819	818	818
Total fixed charges	$7,567	$3,616	$3,951	$3,726	$3,806	$2,822

Fixed charge coverage ratio	6.0x	6.3x	5.6x	5.7x	5.6x	7.3x

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

Operating Results

Three months ended June 30, 2013 compared to three months ended June 30, 2012 (amounts in thousands)

	Three months ended June 30,		Increase/
	2013	2012	(Decrease)
Revenues:
Rental income	$24,539	$21,139	$3,400	(1)
Interest income from mortgage loans	1,050	1,431	(381)	(2)
Interest and other income	92	485	(393)	(3)
Total revenues	25,681	23,055	2,626

Expenses:
Interest expense	2,798	2,004	794	(4)
Depreciation and amortization	6,124	5,355	769	(1)
General and administrative expenses	2,869	2,604	265	(5)
Total expenses	11,791	9,963	1,828

Income from continuing operations	13,890	13,092	798
Discontinued operations:
Net Income from discontinued operations	27	21	6
(Loss) on real estate assets, net	(1,014)	—	(1,014)	(6)
Net (loss) income from discontinued operations	(987)	21	(1,008)
Net income	12,903	13,113	(210)

Income allocated to non-controlling interests	—	(10)	10	(7)
Net income attributable to LTC Properties, Inc.	12,903	13,103	(200)

Income allocated to participating securities	(91)	(91)	—
Income allocated to preferred stockholders	(818)	(818)	—
Net income available to common stockholders	$11,994	$12,194	$ (200)

(1)             Increased due to acquisitions, developments and capital improvement investments.

(2)             Decreased primarily due to payoffs and normal amortization of existing mortgage loans partially offset by origination of two loans totaling $7,719 in 2012 and construction funding of $914 during 2013.

(3)             Decreased primarily due to the bankruptcy settlement distribution related to Sunwest Management, Inc. (or Sunwest) and the redemption of the Skilled Healthcare Group bond.

(4)             Increase primarily due to increase in sale of senior unsecured notes, higher average bank borrowing outstanding, and an increase in interest rates on our unsecured line of credit resulting from a change in pricing levels offset by increase in capitalized interest due to development investments.

(5)             Increased primarily due to increased salaries and benefits reflective of increased staffing levels.

(6)             Sale of a 47-bed skilled nursing property sold during 2013.

(7)             Decreased due to the conversion of all 112,588 limited partnership units during 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012 (amounts in thousands)

	Six months ended June 30,		Increase/
	2013	2012	(Decrease)
Revenues:
Rental income	$49,015	$41,975	$7,040	(1)
Interest income from mortgage loans	2,109	2,963	(854)	(2)
Interest and other income	185	722	(537)	(3)
Total revenues	51,309	45,660	5,649

Expenses:
Interest expense	5,931	4,037	1,894	(4)
Depreciation and amortization	12,250	10,509	1,741	(1)
General and administrative expenses	6,287	5,128	1,159	(5)
Total expenses	24,468	19,674	4,794

Income from continuing operations	26,841	25,986	855
Discontinued operations:
Net Income from discontinued operations	52	43	9
(Loss) gain on real estate assets, net	(1,014)	16	(1,030)	(6)
Net (loss) income from discontinued operations	(962)	59	(1,021)
Net income	25,879	26,045	(166)
Income allocated to non-controlling interests	—	(21)	21	(7)
Net income attributable to LTC Properties, Inc.	25,879	26,024	(145)

Income allocated to participating securities	(189)	(185)	(4)
Income allocated to preferred stockholders	(1,636)	(1,636)	—
Net income available to common stockholders	$24,054	$24,203	$(149)

(1)             Increased due to acquisitions, developments and capital improvement investments.

(2)             Decreased primarily due to payoffs and normal amortization of existing mortgage loans partially offset by origination of two loans totaling $7,719 in 2012 and construction funding of $914 during 2013.

(3)             Decreased primarily due to the bankruptcy settlement distribution related to Sunwest and the redemption of the Skilled Healthcare Group bond.

(4)             Increase primarily due to increase in sale of senior unsecured notes, higher average bank borrowing outstanding, and an increase in interest rates on our unsecured line of credit resulting from a change in pricing levels offset by increase in capitalized interest due to development investments.

(5)             Increased primarily due to a one-time $707 charge related to the retirement of our Senior Vice President, Marketing and Strategic Planning. The one-time charge included a severance payment of $250 and vesting expense of $457 related to the acceleration of 18,180 shares of restricted common stock. Additionally, the increase is due to increased salaried and benefits reflective of increased staffing levels.

(6)             Includes the loss on sale of a 47-bed skilled nursing property sold during 2013 and the gain on sale of a 140-bed skilled nursing property sold during 2012.

(7)             Decreased due to the conversion of all 112,588 limited partnership units during 2012.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$11,994	$12,194	$24,054	$24,203
Add: Depreciation and amortization (continuing and discontinued operations)	6,131	5,369	12,267	10,536
Add (less): Loss (gain) on sale of real estate, net	1,014	—	1,014	(16)
FFO available to common stockholders	$19,139	$17,563	$37,335	$34,723

FFO available to common stockholders per share:
Basic	$0.58	$0.58	$1.18	$1.15
Diluted	$0.57	$0.57	$1.16	$1.13

Weighted average shares used to calculate FFO per share:
Basic	32,913	30,213	31,645	30,201
Diluted	35,139	32,488	33,881	32,479

Liquidity and Capital Resources

Operating Activities.  At June 30, 2013, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $913.0 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $39.7 million (prior to deducting a $0.4 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 90 skilled nursing properties, 104 assisted living properties, 9 range of care properties, two schools and five parcels of land under development.  These properties are located in 29 states.  Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  For the six months ended June 30, 2013, we had net cash provided by operating activities of $38.7 million.

For the six months ended June 30, 2013, we recorded $1.9 million in straight-line rental income and a reserve of $18,000 on our straight-line rent receivable.  For leases in place at June 30, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.6 million for projected annual 2013 to $1.9 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $95.9 million for projected annual 2013 to $98.3 million for projected annual 2014.  During the six months ended June 30, 2013, we received $47.6 million of cash rental revenue and recorded amortization of lease inducement cost of $0.3 million.  For the six months ended June 30, 2013, no leases were renewed.

Investing and Financing Activities.  For the six months ended June 30, 2013, we used $11.9 million of cash for investing activities.  During the six months ended June 30, 2013, we received $0.9 million in regularly scheduled principal payments on our mortgage loans. Additionally, we funded $0.9 million under a $10.6 million mortgage and construction loan and we have a remaining commitment of $7.1 million at June 30, 2013. Subsequent to June 30, 2013, we funded $1.9 million under the mortgage and construction loan and we have a remaining commitment of $5.2 million.

During the six months ended June 30, 2013, we completed the construction of a 120-bed skilled nursing property in Texas. This new property replaces a skilled nursing property in our existing portfolio.  In July 2013, all the residents were relocated from the old property to the new property.  The operator is responsible for closing and selling the old property.  During the six months ended June 30, 2013, we funded $3.4 million under the $9.1 million development commitment for the new property. In July 2013, we funded $1.0 million under this development commitment and we anticipate funding the remaining balance in August 2013. Also, during the six months ended June 30, 2013, we sold a 47-bed skilled nursing property in Colorado for $1,000 and recognized a $1.0 million loss on sale.

In July 2013, we completed the construction of a 60-unit memory care property in Colorado. The new memory care property opened in July 2013.  Development costs for the new property were approximately $9.8 million.

Subsequent to June 30, 2013, we entered into a $141.0 million mortgage loan agreement with affiliates of Prestige Healthcare and secured by 15 properties with a total of 2,092 skilled nursing beds and 24 independent living units in Michigan. Prestige Healthcare is a privately held operating company based in Louisville, KY that currently operates skilled nursing facilities with approximately 2,500 beds in 7 states including one facility in Michigan. The loan is for a term of 30 years and will bear interest at 9.41% for five years, escalating annually thereafter by 2.25%. Payments will be interest-only for a period of three years, after which the borrower will make interest payments along with annual principal payments of $1.0 million.

Of the aggregate loan amount, we anticipate funding approximately $126.0 million during the fourth quarter of 2013 with additional forward commitments of $12.0 million for capital improvements and up to $3.0 million for short-term working capital. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, for additional loan proceeds of up to $40.0 million with such proceeds limited to $10.0 million per twelve months.

The borrower will have a one-time option between the third and twelfth years to prepay up to 50% of the then outstanding loan balance without penalty.  Exclusively for the purposes of this option, the properties collateralizing the loan have been separated by us into two pools of assets.  If and when the option is exercised, we will identify which of the two pools we will release for prepayment and removal from portfolio of properties securing the loan. If the prepayment option is exercised and timely concluded, the borrower forfeits its opportunity to access any additional loan proceeds.

Additionally, under certain circumstances, including a change in regulatory environment, we have the option to purchase the properties.

As of June 30, 2013, we have a commitment to provide, under certain conditions, up to $5.0 million per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points as of June 30, 2013, no funds have been requested under this commitment. In addition, the following table summarizes our investment commitments as of June 30, 2013, excluding the $5.0 million per year commitment, and year to date funding on our ongoing development, redevelopment, renovation (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$29,550	$2,115	$7,651	$21,899	6	640
Assisted Living (1)	40,802	8,042	16,218	24,584	6	354
Totals	$70,352	$10,157 (3)	$23,869	$46,483	12	994

(1)                Includes the development of a 60-unit memory care property for $9,817 and two assisted living and memory care combination properties for a total of $16,385, and the expansion of three assisted living properties for a total $14,600.

(2)                Excludes $260 of capital improvement on three completed projects with no remaining commitments and includes $6 funded under the commitment as marketing expense.

(3)                In July of 2013, we funded $1,932 under investment commitments.

In connection with an acquisition in December 2012, we expect to acquire a 72-unit assisted living property located in Pennsylvania for approximately $12.0 million. We plan to finance the acquisition with cash on hand and the assumption of approximately $6.8 million of an existing U.S. Department of Housing and Urban Development (“HUD”) insured loan encumbering the property.  The HUD loan bears interest at 3.75% and matures in 2051.  Closing is subject to, among other things, the consent of HUD to the assignment to and assumption by us of the HUD loan. Simultaneous with the acquisition of this property, we intend to lease the property to an entity affiliated with Juniper Communities, LLC under similar terms and conditions as their existing master triple-net lease.

During the six months ended June 30, 2013, we received $2.4 million for the early repayment of an 8.5% term loan. At June 30, 2013, we had a 9.0% term loans outstanding with a carrying value of $0.6 million. Also at June 30, 2013, we committed to provide $1.9 million under seven loans and line of credit agreements to certain operators. As of June 30, 2013, we funded $0.7 million under these commitments and have a remaining commitment of $1.2 million. These loans and line of credit commitments have interest ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2014. During the six months ended June 30, 2013, we received, including the repayment above, $2.4 million in principal payments and we funded $0.5 million under our notes receivables.

For the six months ended June 30, 2013, we used $29.3 million of cash in financing activities.  During the six months ended June 30, 2013, we paid $0.6 million in scheduled principal payments on bonds payable.  During the six months ended June 30, 2013, we borrowed $2.0 million and repaid $117.5 million under our unsecured line of credit.  At June 30, 2013, we had no outstanding balances under our unsecured line of credit and we were in compliance with all our covenants.

During the six months ended June 30, 2013, we sold 4,025,000 shares of common stock at a price of $44.50 per share, before fees and costs of $7.7 million, in a public offering.  The net proceeds of $171.4 million were used to pay down amounts outstanding under our unsecured line of credit, to fund acquisitions and our current development commitments and general corporate purposes.

During the three months ended June 30, 2013, we terminated the equity distribution agreement which allowed us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the six months ended June 30, 2013, we sold 126,742 shares of common stock for $4.9 million in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $0.7 million of accumulated costs associated with the equity distribution agreement to additional paid in capital.

During the six months ended June 30, 2013, we acquired 600 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, during the six months ended June 30, 2013, a total of 22,000 stock options were exercised at a total option value of $0.5 million and a total market value on the date of exercise of $0.9 million. No stock options were issued during the six months ended June 30, 2013 and all stock options outstanding are exercisable as of June 30, 2013. During the six months ended June 30, 2013, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016.  Additionally, we granted 8,400 shares of restricted common stock at $46.54 per share and 6,000 shares of restricted common stock at $41.83 per share. These shares vest ratably over a three-year period from the grant date.  Also during the six months ended June 30, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $0.5 million of compensation expense related to the accelerated vesting. During the six months ended June 30, 2013, we recognized $1.5 million of compensation expense related to the vesting of restricted common stock.

We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $1.6 million.  Additionally, we declared and paid cash dividends on our common stock totaling $29.7 million.  In July 2013, we declared a monthly cash dividend of $0.155 per share on our common stock for the months of July, August and September 2013, payable on July 31, August 30 and September 30, 2013, respectively, to stockholders of record on July 23, August 22 and September 20, 2013, respectively.

Available Shelf Registration. On July 19, 2013, we filed a Form S-3ASR “shelf” registration statement to replace our prior shelf registration statement.  Our current shelf registration statement provides us with the capacity to offer up to $800.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2013, only $2.0 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At June 30, 2013, we had $63.3 million of cash on hand, $240.0 million available under our unsecured line of credit and $100.0 million available under the uncommitted private shelf agreement for potential future senior unsecured notes.  Also, our potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2013.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 6.  Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K dated September 14, 2012)

3.2	Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1	Form of 2008 Equity Participation Plan of LTC Properties, Inc. Restricted Stock Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 8, 2013	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)