Form 10-Q
period 2013-09-30
LTC PROPERTIES INC
filed 2013-11-04
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

(Mark One)

☒                                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding on October 27, 2013 was 34,751,910.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2013

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
Real estate investments:
Land	$ 76,751	$ 74,702
Buildings and improvements	834,345	811,867
Accumulated depreciation and amortization	(212,495)	(194,448)
Net operating real estate property	698,601	692,121
Properties held-for-sale, net of accumulated depreciation and amortization: 2013 — $0; 2012 — $4,100	—	9,426
Net real estate property	698,601	701,547
Mortgage loans receivable, net of allowance for doubtful accounts: 2013 — $411; 2012 — $782	40,668	39,299
Real estate investments, net	739,269	740,846
Other assets:
Cash and cash equivalents	60,338	7,191
Debt issue costs, net	2,514	3,040
Interest receivable	726	789
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2013 — $1,541; 2012 — $1,513	29,684	26,766
Prepaid expenses and other assets	7,453	7,542
Notes receivable	1,259	3,180
Straight-line rent receivable and other assets related to properties held-for-sale, net of allowance for doubtful accounts: 2013 — $0; 2012 — $44	—	238
Total assets	$841,243	$789,592
LIABILITIES
Bank borrowings	$ —	$115,500
Senior unsecured notes	185,800	185,800
Bonds payable	2,035	2,635
Accrued interest	2,076	3,279
Earn-out liabilities	—	6,744
Accrued expenses and other liabilities	15,275	12,165
Accrued expenses and other liabilities related to properties held-for-sale	33	361
Total liabilities	205,219	326,484
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized;
shares issued and outstanding: 2013 — 2,000; 2012 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2013 —34,752; 2012 — 30,544	348	305
Capital in excess of par value	688,341	510,236
Cumulative net income	767,198	724,033
Other	125	152
Cumulative distributions	(858,488)	(810,125)
Total LTC Properties, Inc. stockholders’ equity	636,024	463,101

Non-controlling interests	—	7
Total equity	636,024	463,108
Total liabilities and equity	$841,243	$789,592

_____________________

(1)                 On September 30, 2013 and December 31, 2012, we had $3,210 and $3,191 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenues:
Rental income (1)	$24,645		$21,908		$72,907		$63,182
Interest income from mortgage loans	1,086		1,398		3,195		4,361
Interest and other income (2)	94		96		279		818
Total revenues	25,825		23,402		76,381		68,361
Expenses:
Interest expense	2,581		2,988		8,512		7,025
Depreciation and amortization	6,139		5,793		18,152		16,053
General and administrative expenses	2,676		2,370		8,962		7,498
Total expenses	11,396		11,151		35,626		30,576

Income from continuing operations	14,429		12,251		40,755		37,785
Discontinued operations:
Net income from discontinued operations	238		253		805		748
Gain on real estate assets, net	2,619		—		1,605		16
Net income from discontinued operations	2,857		253		2,410		764
Net income	17,286		12,504		43,165		38,549

Income allocated to non-controlling interests	—		(9)		—		(30)
Net income attributable to LTC Properties, Inc.	17,286		12,495		43,165		38,519

Income allocated to participating securities	(95)		(94)		(284)		(279)
Income allocated to preferred stockholders	(818)		(818)		(2,454)		(2,454)
Net income available to common stockholders	$16,373		$11,583		$40,427		$35,786

Basic earnings per common share
Continuing operations	$0.39		$0.37		$1.17		$1.16
Discontinued operations	$0.08		$0.01		$0.07		$0.03
Net income available to common stockholders	$0.47		$0.38		$1.24		$1.18

Diluted earnings per common share
Continuing operations	$0.39		$0.37		$1.16		$1.16
Discontinued operations	$0.08		$0.01		$0.07		$0.03
Net income available to common stockholders	$0.47		$0.38		$1.24		$1.18

Dividends declared and paid per common share	$0.46	5	$0.45	5	$1.39	5	$1.32	5

Weighted average shares used to calculate earnings per common share
Basic	34,553		30,253		32,625		30,219
Diluted	36,580		30,293		34,657		30,263

_______________

(1)                 During the three and nine months ended September 30, 2013, we received $1,122 and $3,357, respectively, in rental income and recorded $3 and $19, respectively, in straight-line rental income from a lessee that qualifies as a related party.  During the three and nine months ended September 30, 2012, we received $1,095 and $3,275, respectively, in rental income and recorded $31 and $101, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

(2)                 During the three and nine months ended September 30, 2013, we did not recognize interest income from any related parties.  During the three and nine months ended September 30, 2012, we recognized $0 and $235, respectively, of interest income from an entity that qualifies as a related party because the entity’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently.  Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$17,286	$12,504	$43,165	$38,549
Reclassification adjustment	(9)	(9)	(26)	(40)
Comprehensive income	17,277	12,495	43,139	38,509
Comprehensive income allocated to non-controlling interests	—	(9)	—	(30)
Comprehensive income attributable to LTC Properties, Inc.	$17,277	$12,486	$43,139	$38,479

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$43,165	$38,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	18,469	16,461
Stock-based compensation expense	2,050	1,355
Gain on sale of assets, net	(1,605)	(16)
Straight-line rental income—continuing and discontinued operations (1)	(3,000)	(2,199)
Provision (recovery) for doubtful accounts	42	(23)
Non-cash interest related to earn-out liabilities	256	330
Other non-cash items, net	354	991
(Decrease) increase in accrued interest payable	(1,203)	964
Decrease in interest receivable	26	397
Net change in other assets and liabilities	1,614	602
Net cash provided by operating activities	60,168	57,411

INVESTING ACTIVITIES:
Investment in real estate properties, net	(2,050)	(80,982)
Investment in real estate properties under development	(15,369)	(1,438)
Investment in real estate capital improvements	(6,390)	(1,174)
Proceeds from sale of real estate investments, net	11,001	1,248
Advances under mortgage loans receivable	(2,816)	—
Principal payments received on mortgage loans receivable	1,429	4,856
Proceeds from redemption of marketable securities	—	6,500
Advances under notes receivable	(795)	(2,461)
Principal payments received on notes receivable	2,716	273
Net cash used in investing activities	(12,274)	(73,178)

FINANCING ACTIVITIES:
Bank borrowings	2,000	52,500
Repayment of bank borrowings	(117,500)	(73,000)
Proceeds from issuance of senior unsecured notes	—	85,800
Principal payments on bonds payable	(600)	(565)
Payment of earn-out liabilities	(7,000)	—
Proceeds from common stock offering	176,260	—
Stock option exercises	523	1,926
Distributions paid to stockholders	(48,363)	(42,777)
Redemption of non-controlling interests	—	(2,764)
Distributions paid to non-controlling interests	(7)	(69)
Financing costs paid	(37)	(1,418)
Other	(23)	—
Net cash provided by financing activities	5,253	19,633

Increase in cash and cash equivalents	53,147	3,866
Cash and cash equivalents, beginning of period	7,191	4,408
Cash and cash equivalents, end of period	$60,338	$ 8,274

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 9,870	$ 5,560
Non-cash investing and financing transactions:
Redemption of non-controlling interests	—	56

______________

(1)                During the nine months ended September 30, 2013 and 2012, we recorded $19 and $101, respectively, in straight-line rental income from a lessee that qualifies as a related party.  The lessee’s Chief Executive Officer is on our Board of Directors.  See Note 9. Transactions with Related Party for further discussion.

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for a full year.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties disposed or classified as held-for-sale. During the nine months ended September 30, 2013, we sold a 47-bed skilled nursing property located in Colorado for $1,000.  Additionally, we sold six skilled nursing properties with a total of 230 beds for $11,000,000. During the nine months ended September 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000. Additionally, during the third quarter of 2012, we reclassified a 140-unit independent living property located in Texas from held-for-sale to held-for-use. Depreciation expense, which was not recognized during the held-for-sale period, was recognized at the date of reclassification. Due to the market conditions, the timing of the ultimate disposal of this property is uncertain. These adjustments are normal and recurring in nature. See Note 2. Real Estate Investments for further discussion of our property sales.

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

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2013 (dollar amounts in thousands):

			Number	Number of		Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$443,757	48.7%	67	8,188	—	$54.20
Assisted Living	390,105	42.8%	97	—	4,562	$85.51
Range of Care	43,907	4.8%	8	634	274	$48.36
Under Development (2)	20,883	2.3%	—	—	—	—
Schools	12,444	1.4%	2	—	—	—
Totals	$911,096	100.0%	174	8,822	4,836

_____________

(1)                We have investments in 26 states leased to 33 different operators.

(2)                Includes two MC developments with a total of 108 units, two combination ALF and MC developments with a total of 158 units, and a SNF development with 143 beds.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended September 30, 2013, we entered into development commitments totaling $19,553,000 with an existing operator to fund the purchase of land and construction of two free-standing memory care properties in Colorado, one with 60-units and the other with 48-units. In conjunction with such commitments, we closed on two parcels of land for an aggregate purchase price of $2,050,000 which were simultaneously added to the existing master lease agreement with the operator.   Rent at an initial annual rate of 9.25% will commence upon the respective project’s completion date (but in no event later than December 31, 2014) and be calculated based on the land purchase price and construction costs funded for each property plus 9.0% compounded on the land purchase price and each amount funded under the commitments.

In October 2013, we entered into a pipeline agreement with this same operator whereby we have the opportunity to finance any senior housing development projects or acquisitions originated by the operator through May 2018 (unless earlier terminated as provided for therein) with provisions limiting, among other things, to five the number of development projects the operator may have under construction at any time.  Any such projects or opportunities financed by us pursuant to the agreement will be added to the parties’ master lease with the then remaining term extended by 10 years at initial lease rates estimated to range from 9.0% to 10.5% with annual escalations of 2.5%.

During the three months ended September 30, 2013, our operator of a master lease exercised its option to purchase six skilled nursing properties located in Ohio with a total of 230 beds for an all cash purchase price of $11,000,000.  As a result, we recorded a $2,619,000 gain on sale.  Also, during the nine months ended September 30, 2013, we sold a 47-bed skilled nursing property in Colorado for $1,000 and recognized a $1,014,000 loss on sale.

During the three months ended September 30, 2013, we completed the construction of a 60-unit memory care property in Colorado. The new memory care property opened in July 2013. During the nine months ended September 30, 2013, we funded the remaining $4,373,000 of the $9,925,000 development commitment for the new property.

During the nine months ended September 30, 2013, we completed the construction of a 120-bed skilled nursing property in Texas. This new property replaces a skilled nursing property in our existing portfolio. All the residents were relocated from the old property to the new property.  The operator is responsible for marketing and selling the old property.  During the nine months ended September 30, 2013, we funded the remaining $5,066,000 of the $9,094,000 development commitment for the new property.

In October 2013, we purchased four parcels of land in Michigan for $1,163,000. In November 2013, we purchased a 120-bed skilled nursing property in Florida for $14,402,000.  The property was included in a master lease at an incremental initial cash yield of 8.75%.  The operator currently leases four properties with a total of 596 beds/units from us.  The new master lease will contain all five properties with a total of 716 beds/units and have a GAAP yield of 10.7%.  The initial lease term is 10 years with two 5-year renewal options and annual rent escalations of 2.2%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

As of September 30, 2013, we have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of September 30, 2013, no funds have been requested under this commitment.

The following table summarizes our investment commitments as of September 30, 2013, excluding the $5,000,000 per year commitment, and year to date funding on our ongoing development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding (2)		Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$ 29,650	$ 4,212		$ 9,748	$19,902	6	640
Assisted Living (1)	50,538	9,904		12,545	37,993	6	402
Totals	$80,188	$14,116	(3)	$22,293	$57,895	12	1,042

__________

(1)                Includes the development of two memory care properties for a total of $19,553 and two assisted living and memory care combination properties for a total of $16,385, and the expansion of two assisted living properties for a total $14,600.

(2)                Excludes year 2013 funding for completed development of a 60-unit memory care property for $4,373, completed redevelopment of a skilled nursing property for $5,066, and $260 of capital improvement on three completed projects with no remaining commitments.  It also includes $6 funded under the commitment as marketing expense and $2,050 of land acquired for development.

(3)                In October 2013, we funded $3,054 under investment commitments.

During the nine months ended September 30, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of the master lease did not change as a result of this sale. Additionally, during the nine months ended September 30, 2012, we invested $2,612,000 under agreements to expand and renovate six existing properties and to construct a skilled nursing property and a memory care property. The following table summarizes our acquisitions during nine months ended September 30, 2012 (dollar amounts in thousands, unaudited):

			Total	Number	Number
Type of Property	Purchase Price	Transaction Costs	Acquisition Costs	of Properties	of Beds
Skilled Nursing (1)	$79,100	$246	$79,346	4	522
Land(2)	1,882	120	2,002	—	—
Totals	$80,982	$366	$81,348	4	522

____________

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

(2)          We purchased a vacant parcel of land in Colorado for $1,882. Simultaneous with the purchase, we entered into a lease agreement and development commitment in an amount of $9,925 to fund the construction of a 60-unit memory care property. During the nine months ended September 30, 2013, we completed the construction of this property, as previously discussed.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2013 (dollar amounts in thousands):

		Percentage		Number	Number of		Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties(1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing (2)	$26,251	63.9%	15	17	1,861	—	$14.11
Assisted Living	12,158	29.6%	3	8	—	211	$57.62
Range of Care	2,670	6.5%	1	1	99	74	$15.43
Totals	$41,079	100.0%	19	26	1,960	285

 _____________

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

At September 30, 2013, the mortgage loans had interest rates ranging from 7.0% to 13.6% and maturities ranging from 2014 to 2022.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 25-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. During the nine months ended September 30, 2013, we funded $2,816,000 under a $10,600,000 mortgage and construction loan and we have a remaining commitment of $5,165,000. During the nine months ended September 30, 2013 and 2012, we received $1,429,000 and $2,010,000, respectively, in regularly scheduled principal payments. During the nine months ended September 30, 2012, we received $2,846,000 plus accrued interest related to the early payoff of three mortgage loans secured by three skilled nursing properties.

In October 2013, we funded a $124,387,000 mortgage loan with a third-party operator secured by 15 properties with a total of 2,092 skilled nursing beds in Michigan. The loan is for a term of 30 years and bears interest at 9.53% for five years, escalating annually thereafter by 2.25%. Payments are interest-only for three years, after which the borrower will make interest payments along with annual principal payments of $1,000,000.  The loan agreement provides for additional forward commitments of $12,000,000 for capital improvements at 9.41% for the first twelve months. Beginning in the thirteenth month, the interest will be the greater of 7.25% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the twenty days prior to funding or 9.0% with annual escalations of 2.25%. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, for additional loan proceeds of up to $40,000,000 with such proceeds limited to $10,000,000 per twelve months. The term for the additional loan proceeds will be at the greater of 7.25% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the twenty days prior to funding or 9.0% with annual escalations of 2.25%.

The borrower has a one-time option between the third and twelfth years to prepay up to 50% of the then outstanding loan balance without penalty.  Exclusively for the purposes of this option, the properties collateralizing the loan have been separated by us into two pools of assets.  If and when the option is exercised, we will identify which of the two pools we will release for prepayment and removal from portfolio of properties securing the loan. If the prepayment option is exercised and timely concluded, the borrower forfeits its opportunity to access any additional loan proceeds. Additionally, under certain circumstances, including a change in regulatory environment, we have the option to purchase the properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.                                    Notes Receivable

Notes receivables consist of various loans and line of credit agreements with certain operators.

During the nine months ended September 30, 2013, we received $2,372,000 for the early repayment of an 8.5% term loan. During the nine months ended September 30, 2013 and 2012, we received, including the repayment previously discussed, $2,716,000 and $273,000, respectively, in principal payments and we funded $795,000 and $2,461,000, respectively, under our notes receivable.

During the three months ended September 2013, we committed to fund two loans up to $400,000 each with interest at 12% maturing in September 2017. At September 30, 2013, including the two new loans previously discussed, we had ten loans and line of credit agreements with a total commitment to fund $2,325,000. As of September 30, 2013, we funded $615,000 under these commitments and we have a remaining commitment of $1,710,000. These loans and line of credit commitments have interest rates ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2017.

In October 2013, we entered into a new agreement to fund two pre-development loans of $325,000 each to facilitate the site selection and pre-construction services for the future development of two memory care properties.  The initial rate of each loan is 12%, increasing by 25 basis points per year.  The maturity date is the earlier of the acquisition of the land or October 2015.  As a result of this commitment, we have 12 loans and line of credit agreements with a total commitment of $2,975,000 and we have a remaining commitment balance of $2,360,000.

4.                                    Marketable Securities

During 2012, Skilled Healthcare Group, Inc. (or SHG) redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. The SHG Senior Subordinated Notes had a face rate of 11.0% and an effective yield of 11.1%. During the nine months ended September 30, 2012, we recognized $235,000 of interest income from our $6,500,000 investment in SHG Senior Subordinated Notes. One of our board members is the chief executive officer of SHG. See Note 9. Transactions with Related Party for further discussion.

5.                                    Debt Obligations

Bank Borrowings. During 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage at September 30, 2013, the amended facility provides for interest annually at LIBOR plus 125 basis points and the unused commitment fee was 25 basis points.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2013, we borrowed $2,000,000 and repaid $117,500,000 under our Unsecured Credit Agreement.  At September 30, 2013, we had no outstanding balances under our Unsecured Credit Agreement and we were in compliance with all our covenants.  In October, we borrowed $86,000,000 under our unsecured line of credit and used cash on hand to fund a mortgage loan secured by 15 skilled nursing properties in Michigan, as previously discussed. Accordingly, we currently have $86,000,000 outstanding under our Unsecured Credit Agreement with $154,000,000 available for borrowing. See Note 2. Real Estate Investments for further discussion on the mortgage loan funding.

Senior Unsecured Notes.  At September 30, 2013 and December 31, 2012, we had $185,800,000 outstanding under our Senior Unsecured Notes with a weighted average interest rate of 5.2% and $100,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement which provides for the possible issuance of senior unsecured fixed-rate term notes through October 19, 2014.

On October 30, 2013, we entered into an amended and restated note purchase and private shelf agreement with Prudential Investment Management, Inc. (or Prudential).  The shelf agreement with Prudential, as amended, conforms the definitions and financial covenants contained therein and previously issued senior unsecured promissory notes outstanding to Prudential and certain of its affiliates and managed accounts to those contained in our unsecured credit facility and to covenants contained in the senior unsecured notes sold in July 2012.  Any notes sold by us to Prudential under the shelf agreement will be in amounts at fixed interest rates and have maturity dates (each note to have a final maturity not greater than 12 years and an average life not greater than 10 years from the date of issuance) subject to further agreement by us and Prudential.

The shelf agreement with Prudential contains standard covenants including requirements to maintain financial ratios such as debt to asset value ratios.  Under the shelf agreement, maximum total indebtedness shall not exceed 50% of total asset value as defined in the shelf agreement, as amended.  Borrowings under the shelf agreement are limited by reference to the value of unencumbered assets.  Under the shelf agreement, maximum unsecured debt shall not exceed 60% of the value of the unencumbered asset pool as defined in the shelf agreement.  As of November 4, 2013, we had $50,000,000 outstanding in senior unsecured notes sold by us to Prudential in July 2010 and $50,000,000 outstanding in senior unsecured notes sold by us to Prudential in July 2011.

Bonds Payable.  At September 30, 2013 and December 31, 2012, we had outstanding principal of $2,035,000 and $2,635,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the nine months ended September 30, 2013, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.9%.  During the nine months ended September 30, 2013 and 2012, we paid $600,000 and $565,000, respectively, in regularly scheduled principal payments.  As of September 30, 2013 and December 31, 2012, the aggregate carrying value of real estate properties securing our bonds payable was $6,452,000 and $6,650,000, respectively.

6.                                      Equity

Equity is allocated between controlling and non-controlling interests as follows (in thousands):

	LTC Properties, Inc. Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2012	$463,101	$ 7	$463,108
Net income	43,165	—	43,165
Issue common stock	175,597	—	175,597
Vested restricted common stock	2,050	—	2,050
Stock option exercise	523	—	523
Reclassification adjustment	(26)	—	(26)
Non-controlling interest preferred return	—	(7)	(7)
Preferred stock dividends	(2,454)	—	(2,454)
Common stock dividends	(45,909)	—	(45,909)
Other	(23)		(23)
Balance at September 30, 2013	$636,024	$ —	$636,024

Preferred Stock.  At September 30, 2013, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at September 30, 2013.

Common Stock.  During the nine months ended September 30, 2013, we acquired 600 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, during the nine months ended September 30, 2013, we sold 4,025,000 shares of common stock in a public offering at a price of $44.50 per share, before fees and costs of $7,748,000.  The net proceeds of $171,365,000 were used to pay down amounts outstanding under our Unsecured Credit Agreement, to fund acquisitions and our current development commitments and general corporate purposes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2013, we terminated the equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the nine months ended September 30, 2012, we did not sell shares of our common stock under our equity distribution agreement. During the nine months ended September 30, 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $662,000 of accumulated costs associated with the equity distribution agreement to additional paid in capital.

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

The following table represents the change from net income attributable to us and transfers from non-controlling interest (in thousands):

	Nine months ended September 30,
	2013	2012
Net income attributable to LTC Properties, Inc.	$43,165	$38,519
Transfers from the non-controlling interest
Increase in paid-in capital for limited partners conversion	—	56
Decrease in paid-in capital for limited partners conversion	—	(1,246)
Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$43,165	$37,329

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$ 2,454		$ 2,454		$ 2,454		$ 2,454

Common Stock	45,909	(1)	45,909	(1)	40,323	(2)	40,323	(1)

Total	$48,363		$48,363		$42,777		$42,777

______________

(1)              Represents $0.155 per share per month for the nine months ended September 30, 2013.

(2)              Represents $0.145 per share per month for January through July of 2012 and $0.155 per share per month for August through September of 2012.

In October 2013, we increased the monthly dividend on our common stock to $0.17 per share which is a 9.7% increase from the previous monthly $0.155 per share dividend. We declared a monthly cash dividend of $0.17 per share on our common stock for the months of October, November and December 2013, payable on October 31, November 29, and December 31, 2013, respectively, to stockholders of record on October 23, November 21, and December 23, 2013, respectively.

Other Equity.  At September 30, 2013 and December 31, 2012, other equity consisted of accumulated comprehensive income of $125,000 and $152,000, respectively.  This balance represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the nine months ended September 30, 2013, a total of 22,000 stock options were exercised at a total option value of $523,000 and a total market value on the date of exercise of $865,000. During the nine months ended September 30, 2012, a total of 85,000 stock options were exercised at a total option value of $1,926,000 and a total market value on the date of exercise of $2,761,000. No stock options were granted during the nine months ended September 30, 2013 and 2012. At September 30, 2013, we had 73,334 stock options outstanding and all stock options are vested.  Accordingly, during the nine months ended September 30, 2013, we did not record compensation expense related to the vesting of stock options.

During the nine months ended September 30, 2013, we granted 8,400 shares of restricted common stock at $46.54 per share and 6,000 shares of restricted common stock at $41.83 per share. These shares vest ratably over a three-year period from the grant date. During the nine months ended September 30, 2013, excluding the shares granted above, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016. Also during the nine months ended September 30, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $457,000 of compensation expense related to the accelerated vesting. During the three and nine months ended September 30, 2013, we recognized $542,000 and $2,050,000, respectively, of compensation expense related to the vesting of restricted common stock.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.                                    Commitments and Contingencies

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds are met.  The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we were accreting the contingent liability to the settlement amount as of the payment date.  The fair value of such contingent liability was re-evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During the three months ended September 30, 2013, we paid $7,000,000 related to the contingent liability. Accordingly, we have no remaining contingent liability as of September 30, 2013. During the three and nine months ended September 30, 2013, we recorded non-cash interest expense of $36,000 and $256,000, respectively, related to the contingent liability. During the three and nine months ended September 30, 2012, we recorded non-cash interest expense of $110,000 and $330,000, respectively, related to the contingent liability. At December 31, 2012, the contingent liability had a carrying value of $6,744,000.

At September 30, 2013, we had outstanding commitments totaling $80,188,000 to develop, re-develop, renovate or expand six skilled nursing properties with a total of 640 beds, two memory care properties with a total of 108 units, two assisted living and memory care combination properties with a total of 158 units, and two assisted living properties with a total of 136 units.  As of September 30, 2013, we have funded $22,293,000 under these commitments and we have a remaining commitment of $57,895,000. We also have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us.   See Note 2. Real Estate Investments for further discussion of these commitments.

Additionally at September 30, 2013, we had a $10,600,000 mortgage and construction commitment. As of September 30, 2013, we funded $5,435,000 under this commitment and we have a remaining commitment of $5,165,000. In October 2013, we funded a $124,387,000 mortgage loan and committed to provide an additional $12,000,000 for capital improvements and, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, additional loan proceeds of up to $40,000,000. See Note 2. Real Estate Investments for further discussion of these mortgage loans.

At September 30, 2013, we committed to provide $2,325,000 in loans and line of credit agreements. As of September 30, 2013, we had funded $615,000 under these commitments and we have a remaining commitment of $1,710,000. In October 2013, we entered into a new agreement to fund two pre-development loans of $325,000 each to facilitate the site selection and pre-construction services for the future development of two memory care properties. As a result of this commitment, we have a total commitment of $2,975,000 under our loans and line of credit agreements and we have a remaining commitment balance of $2,360,000. See Note 3. Notes Receivables for further discussion of these commitments.

8.                                    Major Operators

We have four operators from each of which we derive over 10% of our rental revenue and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

On July 11, 2013, ALC merged with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub). Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P.

Extendicare and ALC collectively lease 37 assisted living properties with a total of 1,430 units owned by us representing approximately 6.2%, or $51,825,000, of our total assets at September 30, 2013 and 10.6% of rental revenue and interest income from mortgage loans recognized as of September 30, 2013.

Brookdale Senior Living Communities, Inc. (or Brookdale Communities) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Brookdale Communities leases 35 assisted living properties with a total of 1,414 units owned by us representing approximately 6.2%, or $52,067,000, of our total assets at September 30, 2013 and 10.6% of rental revenue and interest income from mortgage loans recognized as of September 30, 2013.

Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 27 skilled nursing properties and two range of care properties that we own or on which we hold mortgages secured by first trust deeds.  These properties consist of a total of 3,354 skilled nursing beds and 49 assisted living units. This represents approximately 6.0%, or $50,735,000, of our total assets at September 30, 2013 and 10.4% of rental revenue and interest income from mortgage loans recognized as of September 30, 2013. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

Senior Care Centers, LLC (or Senior Care) is a privately held company. During the three months ended September 30, 2013, we entered into an amended and restated master lease agreement with Senior Care to include four skilled nursing properties which were previously operated by and subleased to Senior Care. Under the new amended and restated master lease agreement, Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 12.6%, or $105,881,000, of our total assets at September 30, 2013 and 11.2% of rental revenue and interest income from mortgage loans recognized as of September 30, 2013.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Extendicare, ALC, Brookdale Communities, Preferred Care, Senior Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.                                    Transactions with Related Party

We have entered into transactions with Skilled Healthcare Group, Inc. (or SHG).  One of our directors, Boyd W. Hendrickson, serves as Chief Executive Officer of SHG.

In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes.  As a result of an early redemption by SHG in 2007, we had a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes. During 2012, SHG redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. During the three and nine months ended September 30, 2012, we recognized $55,000 and $235,000 of interest income related to the SHG Senior Subordinated Notes.

In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel).  We were not a direct party to this transaction.  One of the assets SHG purchased was Laurel’s leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006.  Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel’s master lease to subsidiaries of SHG.  The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG.  During the three and nine months ended September 30, 2013, we received $1,122,000 and $3,357,000, respectively, in rental income and recorded $3,000 and $19,000, respectively, in straight-line rental income from subsidiaries of SHG.  During the three and nine months ended September 30, 2012, we received $1,095,000 and $3,275,000, respectively, in rental income and recorded $31,000 and $101,000, respectively, in straight-line rental income from subsidiaries of SHG.  At September 30, 2013 and December 31, 2012, the straight-line rent receivable from subsidiaries of SHG was $3,210,000 and $3,191,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

10.                            Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Income from continuing operations	$14,429	$12,251	$40,755	$37,785

Less net income allocated to non-controlling interests	—	(9)	—	(30)

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(93)	(94)	(282)	(279)
Allocation of undistributed income to participating securities	(2)	—	(2)	—
Total net income allocated to participating securities	(95)	(94)	(284)	(279)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(2,454)	(2,454)
Total net income allocated to preferred stockholders	(818)	(818)	(2,454)	(2,454)

Income from continuing operations available to common stockholders
	13,516	11,330	38,017	35,022

Discontinued operations:
Net income from discontinued operations	238	253	805	748
Gain on sale of assets, net	2,619	—	1,605	16
Total net income from discontinued operations	2,857	253	2,410	764

Net income available to common stockholders	16,373	11,583	40,427	35,786

Effect of dilutive securities:
Convertible preferred securities	818	—	2,454	—
Net income for diluted net income per share	$17,191	$11,583	$42,881	$35,786

Shares for basic net income per share	34,553	30,253	32,625	30,219
Effect of dilutive securities:
Stock options	27	40	32	44
Convertible preferred securities	2,000	—	2,000	—
Shares for diluted net income per share	36,580	30,293	34,657	30,263

Basic net income per share	$0.47	$0.38	$1.24	$1.18
Diluted net income per share (1)	$0.47	$0.38	$1.24	$1.18

______________

(1)              For the three and nine months ended September 30, 2013, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive. For the three and nine months ended September 30, 2012, the Series C Cumulative Convertible Preferred Stock, the participating securities and the non-controlling interest have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2013 and December 31, 2012 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2013			At December 31, 2012
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$40,668	$45,751	(1)	$39,299	$44,939(1)
Bonds payable	2,035	2,035	(2)	2,635	2,635(2)
Bank borrowings	—	—	(2)	115,500	115,500(2)
Senior unsecured notes	185,800	191,424	(3)	185,800	194,838(3)
Contingent liabilities	—	—		6,744	6,744(4)

____________

(1)              Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2013 and December 31, 2012 was 5.5% and 6.0%, respectively.

(2)              Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at September 30, 2013 and December 31, 2012 based upon prevailing market interest rates for similar debt arrangements.

(3)              Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At September 30, 2013,  the discount rate used to value our future cash outflow of our senior unsecured notes was 3.9% for those maturing before year 2019 and 4.5% for those maturing through year 2021. At December 31, 2012,  the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2019 and 4.3% for those maturing through year 2021.

(4)              Our contingent obligation under the earn-out liabilities is classified as Level 3. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk-free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants.  At December 31, 2012, the discount rate used to value our future cash outflow of the earn-out liability was 6.6%.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

12.                            Subsequent Events

Subsequent to September 30, 2013 the following events occurred.

Real Estate – Owned Properties: We purchased four parcels of land in Michigan for $1,163,000 and a 120-bed skilled nursing property in Florida for $14,402,000. Additionally, we entered into a pipeline agreement with one of our existing operators whereby we have the opportunity to finance any senior housing development projects or acquisitions originated by this operator. We funded $3,054,000 under ongoing real estate investment commitments. Accordingly, we have a remaining commitment of $54,841,000. See Note 2. Real Estate Investments for further discussion on the acquisitions, pipeline agreement and commitments.

Real Estate – Mortgage Loans: We funded a $124,387,000 mortgage loan and committed to provide an additional $12,000,000 for capital improvements and, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, additional loan proceeds of up to $40,000,000. See Note 2. Real Estate Investments for further discussion of these mortgage loans.

Notes Receivable: We entered into a new agreement to fund two pre-development loans of $325,000 each to facilitate the site selection and pre-construction services for the future development of two memory care properties.  See Note 3. Notes Receivable for further discussion.

Debt Obligations: In October 2013, we borrowed $86,000,000 under our unsecured line of credit. Accordingly, we currently have $86,000,000 outstanding under our unsecured line of credit with $154,000,000 remaining for borrowing. In October 2013, we entered into an amended and restated note purchase and private shelf agreement with Prudential Investment Management, Inc. (or Prudential).  The amendment conforms the definitions and financial covenants contained in the note purchase and private shelf agreement and previously issued senior unsecured promissory notes outstanding to Prudential and certain of its affiliates and managed accounts to those contained in our unsecured credit facility and to covenants contained in the senior unsecured notes sold in July 2012. See Note 5. Debt Obligations for further discussion.

Equity: We increased the monthly dividend on our common stock to $0.17 per share from the previous monthly $0.155 per share dividend. We declared a monthly cash dividend of $0.17 per share on our common stock for the months of October, November and December 2013, payable on October 31, November 29, and December 31, 2013, respectively, to stockholders of record on October 23, November 21, and December 23, 2013, respectively.

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term healthcare properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary senior housing and long term healthcare property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  As of September 30, 2013, senior housing and long term healthcare properties comprised approximately 99% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of September 30, 2013 (dollar amounts in thousands):

			Nine Months Ended September 30, 2013		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (1)	of Revenues (2)	of Properties (3)	SNF Beds(4)	ALF Units(4)
Skilled Nursing(5)	$470,008	49.4%	$36,802	$ 2,128	51.2%	84	10,049	—
Assisted Living	402,263	42.2%	30,943	829	41.7%	105	—	4,773
Range of Care	46,577	4.9%	3,981	238	5.5%	9	733	348
Under Development(6)	20,883	2.2%	1,181	—	1.6%	—	—	—
Schools	12,444	1.3%	—	—	0.0%	2	—	—
Totals	$952,175	100.0%	$72,907	$3,195	100.0%	200	10,782	5,121

_____________

(1)                Includes interest income from mortgage loans.

(2)                Includes rental income and interest income from mortgage loans.

(3)                We have investments in 29 states leased or mortgaged to 40 different operators.

(4)                See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(5)                Includes a mortgage and construction loan secured by a currently operating skilled nursing property and parcel of land upon which a 106-bed replacement property is being constructed. The agreement gives us the right to purchase the replacement facility for $13,500 during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy.

(6)                Includes two MC developments with a total of 108 units, two combination ALF and MC developments with a total of 158 units, and a SNF development with 143 beds.

As of September 30, 2013 we had $739.3 million in carrying value of net real estate investments, consisting of $698.6 million or 94.5% invested in owned and leased properties and $40.7 million or 5.5% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2013, rental income and interest income from mortgage loans represented 95.5% and 4.2%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the nine months ended September 30, 2013, we recorded $3.0 million in straight-line rental income and $27,000 of straight-line rent receivable reserve. For leases in place at September 30, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.9 million for projected annual 2013 to $2.1 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $95.6 million for projected annual 2013 to $96.9 million for projected annual 2014.  During the nine months ended September 30, 2013, we received $71.5 million of cash rental revenue and recorded amortization of lease inducement cost of $0.5 million.  For the nine months ended September 30, 2013, no leases were renewed.  At September 30, 2013, the straight-line rent receivable balance, net of reserves, on the balance sheet was $29.7 million.

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

At September 30, 2013, we had $60.3 million of cash on hand, $240.0 million available under our unsecured line of credit, and $100.0 million available under the uncommitted private shelf agreement for our senior unsecured notes.  Subsequent to September 30, 2013, we used approximately $55.0 million of cash on hand and borrowed $86.0 million under our unsecured line of credit. Accordingly, we currently have approximately $5.0 million of cash on hand and $86.0 million outstanding under our unsecured line of credit with $154.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Healthcare Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On August 6, 2013, CMS published its final Medicare skilled nursing facility payment rate update for fiscal year 2014, which began on October 1, 2013.  CMS estimates that the final rule will increase aggregate Medicare skilled nursing facility payments by $470 million, or 1.3%, compared to fiscal year 2013 levels.  Specifically, under the final rule, Medicare rates  are updated to reflect a 2.3% market basket increase that is reduced by a 0.5 percentage point “multifactor productivity adjustment” (described below), and that is further reduced by a 0.5 percentage point forecast error correction.  CMS also rebased the SNF market basket to reflect fiscal year 2010 data and made other policy changes.  There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”).  The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.  The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers.  While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers.  Among other things, the Affordable Care Act:  reduces Medicare skilled nursing facility reimbursement by a so-called “multifactor productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services.  The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators.  In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees.  Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business when fully implemented. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Asset mix:
Real property	$911,096	$913,042	$906,582	$900,095	$805,759
Loans receivable	41,079	39,668	40,142	40,081	49,141

Investment mix:
Skilled nursing properties (1)	$470,008	$478,751	$478,311	$475,873	$472,220
Assisted living properties (1)	402,263	401,877	399,796	397,787	323,582
Range of care properties	46,577	46,643	46,707	46,769	46,830
Under development (1)	20,883	12,995	9,466	7,421	—
Schools	12,444	12,444	12,444	12,326	12,268

Operator mix:
Senior Care Centers, LLC (2)	$114,539	$114,539	$114,539	$114,539	$114,539
Extendicare & ALC	88,034	88,034	88,034	88,034	88,034
Juniper Communities, LLC	87,088	87,088	87,088	87,088	—
Brookdale Communities	84,216	84,212	84,211	84,210	84,210
Preferred Care (3)	83,983	84,089	84,192	84,292	84,425
Remaining operators	494,315	494,748	488,660	482,013	483,692

Geographic mix:
Texas	$238,036	$236,100	$233,865	$232,106	$229,062
Ohio	98,647	110,804	110,804	110,804	110,804
New Jersey	70,667	70,667	70,667	70,667	12,195
Florida	67,710	67,742	67,772	67,802	67,830
Colorado	63,416	59,725	59,009	56,960	31,145
Remaining states	413,699	407,672	404,607	401,837	403,864

_____________

(1)                During the nine months ended September 30, 2013, we completed the construction of a 60-unit memory care property and 120-bed skilled nursing property. Accordingly, these properties were reclassified from “Under development” to either “Skilled nursing property” or “Assisted living property,” depending on the property type, for all periods presented.

(2)                During the three months ended September 30, 2013, we entered into an amended and restated master lease agreement with Senior Care Centers, LLC (or Senior Care) to include four skilled nursing properties which were previously operated by and subleased to Senior Care but was not included in Senior Care’s operator mix. Accordingly, the four skilled nursing properties were reclassified from “Remaining operators” to “Senior Care Center, LLC” operator mix for all periods presented.

(3)                Preferred Care, Inc. (or Preferred Care) leases 22 skilled nursing and two range of care properties under two master leases and one skilled nursing property under a separate lease agreement.  In addition, they operate four skilled nursing properties securing four mortgage loans receivable that we have with unrelated third parties.  They also operate one skilled nursing facility under a sub-lease with another lessee we have which is not included in the Preferred Care operator mix.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/13		9/30/13		6/30/13		3/31/13		12/31/12		9/30/12

Debt to gross asset value	17.8%		17.8%		17.8%	(4)	30.6%	(7)	30.8%	(10)	24.8%
Debt & preferred stock to gross asset value	21.5%		21.5%	(1)	21.4%	(4)	34.5%	(7)	34.7%	(10)	29.1%

Debt to market capitalization ratio	12.1%		12.1%	(2)	11.9%	(5)	19.1%	(8)	21.4%	(11)	18.1%
Debt & preferred stock to market capitalization ratio	14.6%		14.6%	(2)	14.3%	(5)	21.6%	(8)	24.2%	(11)	21.3%

Interest coverage ratio(14)	8.1	x	9.1x	(3)	8.2x	(6)	7.1x	(9)	7.4x	(12)	7.2x
Fixed charge coverage ratio(14)	6.3	x	6.9x	(3)	6.3x	(6)	5.6x	(9)	5.7x	(13)	5.6x

__________________

(1)             Increase due to the increase in gross asset value from additional development and capital improvement funding.

(2)             Increase due to decrease in market capitalization.

(3)             Increase primarily due to the increased income due to rental income from completed construction projects, partially offset by the decrease in interest expense caused by the decrease in outstanding debt and the decrease in recording capitalized interest on the funding of construction projects.

(4)             Decrease primarily due to the decrease in outstanding debt offset by the increase in gross asset value from additional development and capital improvement funding.

(5)             Decrease primarily due to the decrease in outstanding debt offset by the sale of 4,025,000 shares of common stock in a public offering and the decrease in market capitalization.

(6)             Increase primarily due to the decrease in interest expense due to the decrease in outstanding debt.

(7)             Decrease primarily due to increase in gross asset value from additional development and capital improvement funding.

(8)             Decrease primarily due to the increase in market capitalization.

(9)             Decrease primarily due to increase in interest expense resulting from increased pricing levels under our unsecured line of credit.

(10)         Increase primarily due to the increase in outstanding debt due to acquisitions.

(11)         Increase primarily due to the increase in bank borrowings due to acquisitions offset by the increase in market capitalization.

(12)         Increase primarily due to the decrease in interest expense caused by recording capitalized interest on the funding of construction projects, partially offset by increased income due to rental income from acquisitions.

(13)         Increase due to the decrease in interest expense caused by recording capitalized interest on the funding of properties under development.

(14)         In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  Adjusted EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

	Year to Date	Quarter Ended
	9/30/13	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Net income	$43,165	$17,286	$12,903	$12,976	$12,778	$12,504
(Less) add: (Gain) loss on sale	(1,605)	(2,619)	1,014	—	—	—
Add: Interest expense	8,512	2,581	2,798	3,133	2,907	2,988
Add: Depreciation and amortization—continuing and discontinued operations	18,469	6,202	6,131	6,136	5,692	5,925
Total adjusted EBITDA	$68,541	$23,450	$22,846	$22,245	$21,377	$21,417
Interest expense	$ 8,512	$ 2,581	$ 2,798	$ 3,133	$ 2,907	$ 2,988
Interest coverage ratio	8.1x	9.1x	8.2x	7.1x	7.4x	7.2x
Interest expense	$ 8,512	$ 2,581	$ 2,798	$ 3,133	$ 2,907	$ 2,988
Preferred stock dividends	2,454	818	818	818	819	818
Total fixed charges	$10,966	$ 3,399	$ 3,616	$ 3,951	$ 3,726	$ 3,806

Fixed charge coverage ratio	6.3x	6.9x	6.3x	5.6x	5.7x	5.6x

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

Operating Results

Three months ended September 30, 2013 compared to three months ended September 30, 2012 (amounts in thousands)

	Three months ended September 30,		Increase/
	2013	2012	(Decrease)
Revenues:
Rental income	$24,645	$21,908	$2,737	(1)
Interest income from mortgage loans	1,086	1,398	(312)	(2)
Interest and other income	94	96	(2)
Total revenues	25,825	23,402	2,423

Expenses:
Interest expense	2,581	2,988	(407)	(3)
Depreciation and amortization	6,139	5,793	346	(1)
General and administrative expenses	2,676	2,370	306	(4)
Total expenses	11,396	11,151	245

Income from continuing operations	14,429	12,251	2,178
Discontinued operations:
Net income from discontinued operations	238	253	(15)	(5)
Gain on real estate assets, net	2,619	—	2,619	(6)
Net income from discontinued operations	2,857	253	2,604
Net income	17,286	12,504	4,782

Income allocated to non-controlling interests	—	(9)	9	(7)
Net income attributable to LTC Properties, Inc.	17,286	12,495	4,791

Income allocated to participating securities	(95)	(94)	(1)
Income allocated to preferred stockholders	(818)	(818)	—
Net income available to common stockholders	$16,373	$11,583	$4,790

_______________

(1)             Increase due to acquisitions, developments and capital improvement investments.

(2)             Decrease primarily due to payoffs and normal amortization of existing mortgage loans partially offset by origination of two loans totaling $7,719 in 2012 and construction funding of $2,816 during 2013.

(3)             Decrease primarily due to lower average bank borrowings outstanding and an increase in capitalized interest related to development projects.

(4)             Increase primarily due to increased salaries and benefits reflective of increased staffing levels.

(5)             Net income from seven skilled nursing properties, with a total of 277 beds, sold during 2013.

(6)             Gain on sale of six skilled nursing properties with a total of 230 beds during 2013.

(7)             Decrease due to the conversion of all 112,588 limited partnership units during 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012 (amounts in thousands)

	Nine months ended September 30,		Increase/
	2013	2012	(Decrease)
Revenues:
Rental income	$72,907	$63,182	$9,725	(1)
Interest income from mortgage loans	3,195	4,361	(1,166)	(2)
Interest and other income	279	818	(539)	(3)
Total revenues	76,381	68,361	8,020

Expenses:
Interest expense	8,512	7,025	1,487	(4)
Depreciation and amortization	18,152	16,053	2,099	(1)
General and administrative expenses	8,962	7,498	1,464	(5)
Total expenses	35,626	30,576	5,050

Income from continuing operations	40,755	37,785	2,970
Discontinued operations:
Net income from discontinued operations	805	748	57	(6)
Gain on real estate assets, net	1,605	16	1,589	(7)
Net income from discontinued operations	2,410	764	1,646
Net income	43,165	38,549	4,616
Income allocated to non-controlling interests	—	(30)	30	(8)
Net income attributable to LTC Properties, Inc.	43,165	38,519	4,646

Income allocated to participating securities	(284)	(279)	(5)
Income allocated to preferred stockholders	(2,454)	(2,454)	—
Net income available to common stockholders	$40,427	$35,786	$4,641

_______________

(1)             Increase due to acquisitions, developments and capital improvement investments.

(2)             Decrease primarily due to payoffs and normal amortization of existing mortgage loans partially offset by origination of two loans totaling $7,719 in 2012 and construction funding of $2,816 during 2013.

(3)             Decrease primarily due to the bankruptcy settlement distribution related to Sunwest and the redemption of the Skilled Healthcare Group bond in 2012.

(4)             Increase primarily due to an increase in senior unsecured notes and an increase in interest rates on our unsecured line of credit resulting from a change in pricing levels partially offset by an increase in capitalized interest related to development projects.

(5)             Increase primarily due to a one-time $707 charge related to the retirement of our former Senior Vice President, Marketing and Strategic Planning. The one-time charge included a severance payment of $250 and vesting expense of $457 related to the acceleration of 18,180 shares of restricted common stock. Additionally, the increase is due to higher marketing expenditures and higher salaries and benefits reflective of increased staffing levels.

(6)             Net income from seven skilled nursing properties, with a total of 277 beds, sold during 2013.

(7)             For the nine months ended September 30, 2013, includes the gain on sale of six skilled nursing properties with a total of 230 beds offset by the loss on sale of a 47-bed skilled nursing property sold. For the nine months ended September 30, 2012, includes the gain on sale of a 140-bed skilled nursing property sold.

(8)             Decrease due to the conversion of all 112,588 limited partnership units during 2012.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$16,373	$11,583	$40,427	$35,786
Add: Depreciation and amortization (continuing and discontinued operations)	6,202	5,925	18,469	16,461
Less: Gain on sale of real estate, net	(2,619)	—	(1,605)	(16)
FFO available to common stockholders	$19,956	$17,508	$57,291	$52,231

FFO available to common stockholders per share:
Basic	$0.58	$0.58	$1.76	$1.73
Diluted	$0.57	$0.57	$1.72	$1.69

Weighted average shares used to calculate FFO per share:
Basic	34,553	30,253	32,625	30,219
Diluted	36,779	32,521	34,858	32,494

Liquidity and Capital Resources

Operating Activities.  At September 30, 2013, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $911.1 million invested primarily in owned long-term healthcare properties and mortgage loans of approximately $41.1 million (prior to deducting a $0.4 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 84 skilled nursing properties, 105 assisted living properties, 9 range of care properties, two schools and six parcels of land under development.  These properties are located in 29 states.  Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  For the nine months ended September 30, 2013, we had net cash provided by operating activities of $60.2 million.

For the nine months ended September 30, 2013, we recorded $3.0 million in straight-line rental income and a reserve of $27,000 on our straight-line rent receivable.  For leases in place at September 30, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.9 million for projected annual 2013 to $2.1 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $95.6 million for projected annual 2013 to $96.9 million for projected annual 2014.  During the nine months ended September 30, 2013, we received $71.5 million of cash rental revenue and recorded amortization of lease inducement cost of $0.5 million.  For the nine months ended September 30, 2013, no leases were renewed.

Investing and Financing Activities.  For the nine months ended September 30, 2013, we used $19.3 million of cash for investing activities.  During the nine months ended September 30, 2013, we received $1.4 million in regularly scheduled principal payments on our mortgage loans. Additionally, we funded $2.8 million under a $10.6 million mortgage and construction loan and we have a remaining commitment of $5.2 million at September 30, 2013.

Subsequent to September 30, 2013, we funded a $124.4 million mortgage loan with a third-party operator secured by 15 properties with a total of 2,092 skilled nursing beds in Michigan. The loan is for a term of 30 years and bears interest at 9.53% for five years, escalating annually thereafter by 2.25%. Payments are interest-only for three years, after which the borrower will make interest payments along with annual principal payments of $1.0 million.  The loan agreement provides for additional forward commitments of $12.0 million for capital improvements at 9.41% for the first twelve months. Beginning in the thirteenth month, the interest will be the greater of 7.25% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the twenty days prior to funding or 9.0% with annual escalations of 2.25%. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, for additional loan proceeds of up to $40.0 million with such proceeds limited to $10.0 million per twelve months. The term for the additional loan proceeds will be at the greater of 7.25% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the twenty days prior to funding or 9.0% with annual escalations of 2.25%.

The borrower has a one-time option between the third and twelfth years to prepay up to 50% of the then outstanding loan balance without penalty.  Exclusively for the purposes of this option, the properties collateralizing the loan have been separated by us into two pools of assets.  If and when the option is exercised, we will identify which of the two pools we will release for prepayment and removal from portfolio of properties securing the loan. If the prepayment option is exercised and timely concluded, the borrower forfeits its opportunity to access any additional loan proceeds. Additionally, under certain circumstances, including a change in regulatory environment, we have the option to purchase the properties.

During the three months ended September 2013, it entered into development commitments totaling $19.6 million with an existing operator to fund the purchase of land and construction of two free-standing memory care communities in Colorado, one with 60-units and the other with 48-units. In conjunction with such commitments, we closed on two parcels of land for an aggregate purchase price of $2.1 million which were simultaneously added to the existing master lease agreement with the operator.   Rent at an initial annual rate of 9.25% will commence upon the respective project’s completion date (but in no event later than December 31, 2014) and be calculated based on the land purchase price and construction costs funded for each property plus 9.0% compounded on the land purchase price and each amount funded under the commitments.

Subsequent to September 30, 2013, we entered into a pipeline agreement with this same operator whereby we have the opportunity to finance any seniors housing development projects or acquisitions originated by the operator through May 2018 (unless earlier terminated as provided for therein) with provisions limiting, among other things, to five the number of development projects the operator may have under construction at any time.  Any such projects or opportunities financed by us pursuant to the agreement will be added to the parties’ master lease with the then remaining term extended by 10 years at initial lease rates estimated to range from 9.0% to 10.5% with annual escalations of 2.5%.

During the three months ended September 30, 2013, our operator of a master lease exercised its option to purchase six skilled nursing properties located in Ohio with a total of 230 beds for purchase price of $11.0 million.  As a result, we recorded a $2.6 million gain on sale.  Also, during the nine months ended September 30, 2013, we sold a 47-bed skilled nursing property in Colorado for $1,000 and recognized a $1.0 million loss on sale.

During the three months ended September 30, 2013, we completed the construction of a 60-unit memory care property in Colorado. The new memory care property opened in July 2013.  During the nine months ended September 30, 2013, we funded the remaining $4.4 million of the $9.9 million development commitment for the new property.

During the nine months ended September 30, 2013, we completed the construction of a 120-bed skilled nursing property in Texas. This new property replaces a skilled nursing property in our existing portfolio.  All the residents were relocated from the old property to the new property.  The operator is responsible for closing and selling the old property.  During the nine months ended September 30, 2013, we funded the remaining $5.1 million of the $9.1 million development commitment for the new property.

Subsequent to September 30, 2013, we purchased four parcels of land for $1.2 million. We also purchased a 120-bed skilled nursing property in Florida for $14.4 million.  The property will be included in a master lease at an incremental initial cash yield of 8.75%.  The operator currently leases four properties with a total of 596 beds/units from us.  The new master lease will contain all five properties with a total of 716 beds/units and have a GAAP yield of 10.7%.  The initial lease term is 10 years with two 5-year renewal options and annual rent escalations of 2.2%.  The transaction is expected to close on or about November 1, 2013.

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds are met.  The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we were accreting the contingent liability to the settlement amount as of the payment date.  The fair value of such contingent liability was re-evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During the three months ended September 30, 2013, we paid $7.0 million related to the contingent liability. Accordingly, we have no remaining contingent liability as of September 30, 2013.

As of September 30, 2013, we have a commitment to provide, under certain conditions, up to $5.0 million per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of September 30, 2013, no funds have been requested under this commitment. In addition, the following table summarizes our investment commitments as of September 30, 2013, excluding the $5.0 million per year commitment, and year to date funding on our ongoing development, redevelopment, renovation (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding (2)		Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$29,650	$4,212		$9,748	$19,902	6	640
Assisted Living (1)	50,538	9,904		12,545	37,992	6	402
Totals	$80,188	$14,116	(3)	$22,293	$57,894	12	1,042

_______________

(1)                Includes the development of two memory care properties for a total of $19,553 and two assisted living and memory care combination properties for a total of $16,385, and the expansion of two assisted living properties for a total $14,600.

(2)                Excludes 2013 funding for completed development of a 60-unit memory care property for $4,373, completed redevelopment of a skilled nursing property for $5,066, and $260 of capital improvement on three completed projects with no remaining commitments.  It also includes $6 funded under the commitment as marketing expense and $2,050 of land acquired for development.

(3)                Subsequent to September 30, 2013, we funded $3,054 under investment commitments.

During the nine months ended September 30, 2013, we received $2.4 million for the early repayment of an 8.5% term loan. During the nine months ended September 30, 2013, we received, including the repayment previously discussed, $2.7 million in principal payments and we funded $0.8 million under our notes receivables. During the three months ended September 2013, we committed to fund two loans of up to $0.4 million each with interest accruing at 12% per annum maturing September 2017.  At September 30, 2013, including the two new loans noted previously, we had ten loans and line of credit agreements with a total commitment to fund $2.3 million. As of September 30, 2013, we funded $0.6 million under these commitments and we have a remaining commitment of $1.7 million. These loans and line of credit commitments have interest ranging from 9.0% to 12.0% and maturities ranging from 2013 to 2017.

Subsequent to September 30, 2013, we entered into a new agreement to fund two pre-development loans of $0.3 million each to facilitate the site selection and pre-construction services for the future development of two memory care properties.  The initial rate of each loan is 12%, increasing by 25 basis points per year.  The maturity date is the earlier of the acquisition of the land or October 2015.  As a result of this commitment and funding, we have 12 loans and line of credit agreements with a total commitment of $3.0 million and we have a remaining commitment balance of $2.4 million.

For the nine months ended September 30, 2013, we used $12.3 million of cash in financing activities.  During the nine months ended September 30, 2013, we paid $0.6 million in scheduled principal payments on bonds payable.  During the nine months ended September 30, 2013, we borrowed $2.0 million and repaid $117.5 million under our unsecured line of credit.  At September 30, 2013, we had $60.3 million of cash on hand and no outstanding balances under our unsecured line of credit. Also at September 30, 2013, we were in compliance with all our covenants. Subsequent to September 30, 2013, we used approximately $55.0 million of cash on hand and borrowed $86.0 million under our unsecured line of credit to fund a mortgage loan secured by is skilled nursing properties in Michigan as previously discussed. Accordingly, we currently have approximately $5.0 million of cash on hand and $86.0 million outstanding under our unsecured line of credit with $154.0 million available for borrowing.

During the nine months ended September 30, 2013, we sold 4,025,000 shares of common stock at a price of $44.50 per share, before fees and costs of $7.7 million, in a public offering.  The net proceeds of $171.4 million were used to pay down amounts outstanding under our unsecured line of credit, to fund acquisitions and our current development commitments and general corporate purposes.

During the nine months ended September 30, 2013, we terminated the equity distribution agreement which allowed us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares.  Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents.  During the nine months ended September 30, 2013, we sold 126,742 shares of common stock for $4.9 million in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $0.7 million of accumulated costs associated with the equity distribution agreement to additional paid in capital.

During the nine months ended September 30, 2013, we acquired 600 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, during the nine months ended September 30, 2013, a total of 22,000 stock options were exercised at a total option value of $0.5 million and a total market value on the date of exercise of $0.9 million. No stock options were granted during the nine months ended September 30, 2013 and all stock options outstanding are vested of September 30, 2013. During the nine months ended September 30, 2013, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016.  Additionally, we granted 8,400 shares of restricted common stock at $46.54 per share and 6,000 shares of restricted common stock at $41.83 per share. These shares vest ratably over a three-year period from the grant date.  Also during the nine months ended September 30, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $0.5 million of compensation expense related to the accelerated vesting. During the nine months ended September 30, 2013, we recognized $2.1 million of compensation expense related to the vesting of restricted common stock.

We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $2.5 million.  Additionally, we declared and paid cash dividends on our common stock totaling $45.9 million.  In October 2013, we increased the monthly dividend on our common stock to $0.17 per share which is a 9.7% increase from the previous monthly $0.155 per share dividend. We declared a monthly cash dividend of $0.17 per share on our common stock for the months of October, November and December 2013, payable on October 31, November 29, and December 31, 2013, respectively, to stockholders of record on October 23, November 21, and December 23, 2013, respectively.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2013, only $2.0 million of our debt, excluding our Unsecured Credit Agreement, was at a variable interest rate.

At September 30, 2013, we had $60.3 million of cash on hand, $240.0 million available under our unsecured line of credit and $100.0 million available under the uncommitted private shelf agreement for potential future senior unsecured notes.  Subsequent to September 30, 2013, we used approximately $55.0 million of cash on hand and borrowed $86.0 million under our unsecured line of credit. Accordingly, we currently have approximately $5.0 million of cash on hand and $86.0 million outstanding under our unsecured line of credit with $154.0 million available for borrowing. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.

On October 30, 2013, we entered into an amended and restated note purchase and private shelf agreement with Prudential Investment Management, Inc. (or Prudential).  The shelf agreement with Prudential, as amended, conforms the definitions and financial covenants contained therein and previously issued senior unsecured promissory notes outstanding to Prudential and certain of its affiliates and managed accounts to those contained in our unsecured credit facility and to covenants contained in the senior unsecured notes sold in July 2012.  Any notes sold by us to Prudential under the shelf agreement will be in amounts at fixed interest rates and have maturity dates (each note to have a final maturity not greater than 12 years and an average life not greater than 10 years from the date of issuance) subject to further agreement by us and Prudential.

The shelf agreement with Prudential contains standard covenants including requirements to maintain financial ratios such as debt to asset value ratios.  Under the shelf agreement, maximum total indebtedness shall not exceed 50% of total asset value as defined in the shelf agreement, as amended.  Borrowings under the shelf agreement are limited by reference to the value of unencumbered assets.  Under the shelf agreement, maximum unsecured debt shall not exceed 60% of the value of the unencumbered asset pool as defined in the shelf agreement.  As of November 4, 2013, we had $50.0 million outstanding in senior unsecured notes sold by us to Prudential in July 2010 and $50.0 million outstanding in senior unsecured notes sold by us to Prudential in July 2011.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2013 and 2014.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2013.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 5.  Other Information

On October 30, 2013, we entered into an amended and restated note purchase and private shelf agreement with Prudential Investment Management, Inc. (or Prudential).  The shelf agreement with Prudential, as amended, conforms the definitions and financial covenants contained therein and previously issued senior unsecured promissory notes outstanding to Prudential and certain of its affiliates and managed accounts to those contained in our unsecured credit facility and to covenants contained in the senior unsecured notes sold in July 2012.  Any notes sold by us to Prudential under the shelf agreement will be in amounts at fixed interest rates and have maturity dates (each note to have a final maturity not greater than 12 years and an average life not greater than 10 years from the date of issuance) subject to further agreement by us and Prudential.

The shelf agreement with Prudential contains standard covenants including requirements to maintain financial ratios such as debt to asset value ratios.  Under the shelf agreement, maximum total indebtedness shall not exceed 50% of total asset value as defined in the shelf agreement, as amended.  Borrowings under the shelf agreement are limited by reference to the value of unencumbered assets.  Under the shelf agreement, maximum unsecured debt shall not exceed 60% of the value of the unencumbered asset pool as defined in the shelf agreement.  As of November 4, 2013, we had $50.0 million outstanding in senior unsecured notes sold by us to Prudential in July 2010 and $50.0 million outstanding in senior unsecured notes sold by us to Prudential in July 2011.

The shelf agreement with Prudential, as amended, is filed as an exhibit to this Quarterly Report on Form 10-Q.  The description herein of the shelf agreement, as amended, is qualified in its entirety by reference to the exhibit filed hereto.

Item 6.  Exhibits

3.1                            LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K dated September 14, 2012)

3.2                            Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1                    Second amended and restated note purchase and private shelf agreement dated October 30, 2013

31.1                    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                        The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 4, 2013	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)