Form 10-K
period 2013-12-31
LTC PROPERTIES INC
filed 2014-02-20
CIK 887905

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,328,151,000 as of June 28, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 14, 2014 was 34,804,385.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

 CAUTIONARY STATEMENT

        This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates," or the negative of those words or similar words. Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010); changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under "Risk Factors" contained in this annual report and in other information contained in this annual report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

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

Portfolio

        Our real estate investment in senior housing and long term care properties is managed and conducted as a single operating segment for internal reporting and for internal decision-making purposes. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Other properties (or Other) property type consists of school properties and land held-for-use. In addition to the information below, see Item 2. Properties for more information about our portfolio.

        The following table summarizes our real estate investment portfolio as of December 31, 2013 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2013				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income(1)	Percentage of Revenues(2)	Number of Properties(3)	SNF Beds(4)	ALF Units(4)
Skilled Nursing(5)	$611,160	55.3%	$50,046	$4,881	52.6%	100	12,217	—
Assisted Living	412,024	37.3%	41,641	1,103	40.9%	106	—	4,852
Range of Care	46,509	4.2%	4,904	314	5.0%	9	733	348
Under Development(6)	21,432	2.0%	—	—	0.0%	—	—	—
Other(7)	13,607	1.2%	1,575	—	1.5%	2	—	—

Totals	$1,104,732	100.0%	$98,166	$6,298	100.0%	217	12,950	5,200

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
(6)
Includes three MC developments with a total of 168 units, a combination ALF and MC development with 81 units, and a SNF development with 143 beds.
(7)
Includes two school properties and four parcels of land held-for-use.

        As of December 31, 2013 we had $884.4 million in carrying value of net real estate investment, consisting of $718.9 million or 81.3% invested in owned and leased properties and $165.4 million or 18.7% invested in mortgage loans secured by first mortgages.

        Owned Properties.    The following table summarizes our investment in owned properties at December 31, 2013 (dollar amounts in thousands):

				Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds(2)	ALF Units(2)	Investment per Bed/Unit
Skilled Nursing	$458,759	48.9%	68	8,264	—	$55.51
Assisted Living	399,912	42.7%	98	—	4,641	$86.17
Range of Care	43,907	4.7%	8	634	274	$48.36
Under Development(3)	21,432	2.3%	—	—	—	—
Other(4)	13,607	1.4%	2	—	—	—

Totals	$937,617	100.0%	176	8,898	4,915

(1)
We have investments in 27 states leased to 33 different operators.
(2)
See Item 2. Properties for discussion of bed/unit count.
(3)
Includes three MC developments with a total of 168 units, a combination ALF and MC development with 81 units, and a SNF development with 143 beds.
(4)
Includes two school properties and four parcels of land held-for-use.

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

  (iv)
  specific dollar increases.

        Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator are generally cross defaulted. See Item 8. FINANCIAL STATEMENTS—NOTE 6. Real Estate Investments for further descriptions. The following table summarizes our top ten operators for 2013 and percentage of rental revenue for those operators for 2013 and 2012:

	Percent of Rental Revenue
Lessee	2013	2012
Senior Care Centers, LLC	12.0%	12.5%
Extendicare, Inc. and Assisted Living Concepts, Inc.	11.2%	12.7%
Brookdale Senior Living Communities, Inc.	11.2%	12.5%
Preferred Care, Inc.	10.1%	11.6%
Juniper Communities, LLC	6.8%	0.3%
Traditions Senior Mgmt, Inc.	5.6%	6.1%
Carespring Healthcare Management, LLC	5.5%	2.6%
Sunrise Senior Living	4.7%	5.4%
Skilled Healthcare Group, Inc.	4.6%	5.2%
Fundamental Long Term Care Company	3.4%	3.4%

        Mortgage Loans.    As part of our strategy of making long term investments in properties used in the provision of long term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2013 (dollar amounts in thousands):

					Number of
							Average Investment per Bed/Unit
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds(2)	ALF Units(2)
Skilled Nursing(3)	$152,401	91.2%	16	32	3,953	—	$38.55
Assisted Living	12,112	7.2%	3	8	—	211	$57.40
Range of Care	2,602	1.6%	1	1	99	74	$15.04

Totals	$167,115	100.0%	20	41	4,052	285

(1)
We have investments in 9 states that include mortgages to 12 different operators.
(2)
See Item 2. Properties for discussion of bed/unit count.
(3)
Includes a mortgage and construction loan secured by a currently operating skilled nursing property and parcel of land upon which a 106-bed replacement property is being constructed.

        In general, with the exception of a mortgage loan secured by 15 skilled nursing properties in Michigan, the mortgage loans may not be prepaid except in the event of the sale of the collateral property to a third party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one property upon a sale of one or more, but not all, of the collateral properties to a third party which is not an affiliate of the borrower. The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the property under a pre-existing purchase option, destruction or condemnation, or other circumstances as approved by us. On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year. For other loans, the prepayment premium is based on a yield maintenance formula. The mortgage loan secured by 15 skilled nursing properties in Michigan has a one-time option between November 2015 and October 2025 to prepay up to 50% of the then outstanding loan balance without penalty. Exclusively for the purposes of this option, the properties collateralizing the loan have been separated by us into two pools of assets. If and when the option is exercised, we will identify which of the two pools we will release for prepayment and removal from the portfolio of properties securing the loan. In addition to a lien on the mortgaged property, the loans are generally secured by certain non-real estate assets of the properties and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross-default and cross-collateralization features and certain guarantees. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

Investment and Other Policies

        Objectives and Policies.    Our investment policy is to invest primarily in income-producing senior housing and long term care properties. Over the past three years (2011 through 2013), we acquired skilled nursing, assisted living, independent living, memory care properties and combinations thereof, plus twelve parcels of land for a total of approximately $291.9 million. We also invested approximately $137.1 million in mortgage loans over the past three years. We believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments should we determine such future investments are financially feasible. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2014.

        Our primary marketing and development focus is to increase the awareness of our presence at the state and regional levels through participation in various health care associations. We believe that this targeted marketing effort has increased deal flow and continues to provide opportunities for new investments in 2014. Since the competition from buyers for large transactions consisting of multiple property portfolios generally results in pricing that does not meet our investment criteria, our marketing efforts primarily focus on single property transactions or smaller multiple property portfolios that complement our historic investments and are priced with yields that are accretive to our stockholders.

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

        We believe skilled nursing facilities are the lowest cost provider for certain levels of acuity; therefore, such facilities play a vital role in our nation's health care delivery system. Our investments include direct ownership, development and mortgages secured by skilled nursing properties. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

        We believe that assisted living, independent living and memory care facilities are an important sector in the long term care market and our investments include direct ownership, development and mortgages secured by assisted living, independent living and/or memory care properties. We have attempted to diversify our portfolio both geographically and across product levels.

        Borrowing Policies.    We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional senior housing and long term care properties or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short-term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. We may also arrange for long-term borrowings through public or private offerings or from institutional investors.

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

        The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees of skilled nursing properties are generally derived from payments for patient care. Sources of such payments for skilled nursing facilities include the federal Medicare program, state Medicaid programs, private insurance carriers, managed care organizations, preferred provider arrangements, and self-insured employers, as well as the patients themselves.

        A significant portion of the revenue of our skilled nursing property borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs.. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. Moreover, the Kaiser Commission on Medicaid and the Uninsured reported in October 2013 that the majority of states (39) reported enacting new Medicaid rate restrictions for at least one provider type in fiscal year 2013, while 34 states plan rate restrictions for fiscal year 2014. On the other hand, the Kaiser Commission notes that due to improving state finances, more states are enhancing rates than restricting rates overall in 2013 and 2014. With regard to nursing home rates in particular, 34 states increased rates in fiscal year 2013 and 38 have adopted rate increases for fiscal year 2014, compared to nursing home rate restrictions being adopted in 17 states in fiscal year 2013 and 12 states in fiscal year 2014. In addition, many states have been making changes to their long term care delivery systems that emphasize home and community-based long term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, 33 states in fiscal year 2013 and 35 states in fiscal year 2014 took action to expand the number of individuals serviced in home and community-based service programs. The federal government also has adopted policies to promote community-based alternatives to institutional services. Most recently, on January 16, 2014, the Centers for Medicare & Medicaid Services (or CMS) published a rule that provides states with new flexibility to offer home and community based-services as an optional Medicaid benefit and to draw federal matching funds. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

        Over the years there also have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services. CMS annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On August 6, 2013, CMS published its final Medicare skilled nursing facility payment rate update for fiscal year 2014, which began on October 1, 2013. CMS estimates that the final rule will increase aggregate Medicare skilled nursing facility payments by $470 million, or 1.3%, compared to fiscal year 2013 levels. Specifically, under the final rule, Medicare rates are updated to reflect a 2.3% market basket increase that is reduced by a 0.5 percentage point "multifactor productivity adjustment" mandated by the Affordable Care Act, and that is further reduced by a 0.5 percentage point forecast error correction. CMS also rebased the skilled nursing facility market basket to reflect fiscal year 2010 data and made other policy changes. There can be no assurance that any future reductions in Medicare skilled nursing facility payment rates or other policy changes would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

        Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals for work in connection with government funded health care programs, including Medicare and Medicaid. These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs. In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner's immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in the Medicare and Medicaid programs. Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs. Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses. Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

Health Care Reform and Other Legislative Developments

        Congress and the state legislatures regularly consider, and in some cases adopt, legislation impacting health care providers, including long term care providers. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities. Over the years, Congress adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2014. Other legislation enacted by Congress in recent years has reduced certain Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community based services.

        In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the "Affordable Care Act"). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called "productivity adjustment" based on economy-wide productivity gains; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business when fully implemented. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

        Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013. On December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which among other things, extended the Medicare sequestration cuts for another two years, through 2023, although Congress and the Administration could enact legislation to end or modify sequestration at any time, including through alternative budget legislation that includes alternative Medicare or Medicaid savings. There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

        In addition, comprehensive reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare payment policy for skilled nursing facility services and other types of post-acute care. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

Employees

        At December 31, 2013, we employed 18 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

        Posted on our website www.LTCProperties.com under the "Corporate Governance" heading are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Policies, and Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (or NYSE), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website under the heading "SEC Filings" includes information concerning purchases and sales of our equity securities by our executive officers and directors.

        You may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm Eastern Standard Time. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file. The address of the SEC website is www.sec.gov.

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

        At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.    A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. At December 31, 2013, we had $6.8 million of cash on hand, $219.0 million available under our unsecured revolving line of credit, and $30.0 million available under the uncommitted private shelf agreement for our senior unsecured notes. Subsequent to December 31, 2013, we borrowed $11.5 million and, therefore, have $207.5 million available under or unsecured revolving line of credit. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

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

        We Depend on Lease Income and Mortgage Payments from Real Property.    Approximately 99.5% of our revenue for the year ended December 31, 2013, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term. There can be no assurance that if such failure to renew were to occur, or if we did not re-lease a property to a current lessee, we could lease the property to others on favorable terms, at the same rent as the current rent, or on a timely basis.

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

        Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies along with other cost-control measures. For instance, under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013. Under current law, as amended by the Bipartisan Budget Act of 2013, sequestration will last through fiscal year 2023, although Congress and the Administration could enact alternative budget legislation at any time that would end or modify sequestration. These and other changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

        The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Certain of these initiatives have had the result of limiting Medicare and Medicaid reimbursement for nursing facility services. In particular, the establishment of a Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers. While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities. Moreover, states are facing budget pressures in light of the current economic conditions, prompting consideration and in some cases adoption of cuts in state Medicaid payments to providers. No assurances can be given that any additional Medicare or Medicaid legislation or regulatory policies adopted by the federal government or the states would not reduce Medicare or Medicaid reimbursement to nursing facilities or result in additional costs for operators of nursing facilities.

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

        We Could Incur More Debt.    We operate with a policy of incurring debt when, in the opinion of our Board of Directors, it is advisable. We may incur additional debt by borrowing under our unsecured revolving line of credit or the uncommitted private shelf agreement, mortgaging properties we own and/or issuing debt securities in a public offering or in a private transaction. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain, in the future, additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

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

        Risks Associated with Property Development that Can Render a Project Less Profitable or Not Profitable, and, Under Certain Circumstances, Prevent Completion of Development Activities Undertaken.    Our business includes development of senior housing and long term care properties. We currently have six parcels of land under development. Ground up development presents additional risk, including but not limited to the following:

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

        Owned Properties.    The following table sets forth certain information regarding our owned properties as of December 31, 2013 (dollars amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of ROCs	No. of UDPs		No. of Others		No. of Beds/Units	Encumbrances		Remaining Lease Term(1)	Gross Investment
Alabama	2	—	2	—		—		459	$—		31	$18,622
Arizona	5	2	—	—		—		983	—		61	41,212
California	2	2	—	—		—		508	—		83	48,720
Colorado	2	9	1	—	(2)	—		705	—		110	67,416
Florida	5	9	—	—		—		1,061	—		99	74,969
Georgia	2	1	—	—		—		301	—		14	6,600
Idaho	—	4	—	—		—		148	—		12	9,756
Indiana	—	3	—	—		—		140	—		52	9,856
Iowa	6	1	1	—		—		579	—		83	17,422
Kansas	3	5	—	—		—		461	—		100	30,706
Kentucky	—	—	—	—	(3)	—		—	—		—	10,631
Michigan	—	—	—	—		—	(5)	—	—		—	1,163
Minnesota	—	—	—	—		1		—	—		20	3,174
Mississippi	—	1	—	—		—		62	—		96	9,400
Nebraska	—	4	—	—		—		158	—		12	9,332
New Jersey	—	4	—	—		1		205	—		145	70,667
New Mexico	7	—	—	—		—		843	—		78	50,303
N. Carolina	—	5	—	—		—		210	—		84	13,096
Ohio	2	11	—	—		—		772	—		108	98,647
Oklahoma	—	6	—	—		—		219	—		84	12,315
Oregon	1	3	—	—		—		218	—		19	11,927
Pennsylvania	—	3	—	—		—		199	—		75	18,040
S. Carolina	—	3	2	—		—		339	—		85	19,800
Tennessee	2	—	—	—		—		141	—		120	4,080
Texas	25	14	1	—	(4)	—		4,171	—		114	223,607
Virginia	3	—	1	—		—		500	—		113	29,052
Washington	1	8	—	—		—		431	2,035		18	27,104

TOTAL	68	98	8	—		2		13,813	$2,035	(6)	94	$937,617

(1)
Weighted average remaining months in lease term as of December 31, 2013.
(2)
Includes three MC developments with a total 168 units.
(3)
Includes a SNF development with 143 beds.
(4)
Includes a combination ALF and MC development with 81 units.

(5)
Includes four parcels of land held-for-use.
(6)
Consists of $2,035 of tax-exempt bonds secured by five assisted living properties in Washington with 188 units. As of December 31, 2013 our gross investment in properties encumbered by these bonds was $11,280.

        The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2013 (dollars amounts in thousands):

Year	No. of SNFs	No. of ALFs	No. of ROCs	No. of Others	No. of Beds/Units	No. of Operators		Annualized Rental Income(1)	% of Annualized Rental Income Expiring
2014	2	37	2	—	1,861	2		13,924	14.1%
2015	—	2	—	1	144	2		1,184	1.2%
2016	4	—	—	—	434	3		2,644	2.7%
2017	1	—	—	1	60	2		1,638	1.7%
2018	4	9	1	—	1,296	5		10,872	11.0%
2019	3	—	—	—	613	1		1,621	1.6%
2020	1	35	—	—	1,580	2		11,818	11.9%
2021	31	7	4	—	4,425	5		22,211	22.4%
2022	1	—	—	—	121	1		572	0.6%
2023	8	3	1	—	1,300	5		10,547	10.6%
Thereafter	13	5	—	—	1,979	4		21,960	22.2%

TOTAL	68	98	8	2	13,813	32	(2)	$98,991	100.0%

(1)
Annualized rental income is the total rent over the life of the lease recognized evenly over that life for leases in place as of December 31, 2013, excluding amortization of lease inducement costs.
(2)
Does not include one operator of a property under development as the term of the lease will be set upon completion of the project.

        Mortgage Loans.    The following table sets forth certain information regarding our mortgage loans as of December 31, 2013 (dollars amounts in thousands):

Location	No. of SNFs	No. of ALFs	No. of ROCs	No. of Beds/ Units	Interest Rate	Average Months to Maturity	Original Face Amount of Mortgage Loans	Gross Investment	Current Annual Debt Service(1)
California	—	—	1	173	11.50%	15	$4,700	$2,602	$580
Florida	3	1	—	310	11.13%-11.90%	11	7,850	7,111	983
Michigan	15	—	—	2,092	9.53%	358	124,387	124,387	11,854
Missouri	2	—	—	190	10.76%-11.23%	49	3,000	3,343	653
Pennsylvania	—	1	—	70	7.00%	12	5,100	5,100	362
Texas	9	6	—	1,208	10.25%-13.57%	48	23,815	15,144	2,851
Utah	1	—	—	84	10.60%	71	1,400	1,271	169
Washington	1	—	—	104	13.63%	34	1,700	567	237
Wisconsin	1	—	—	106	10.10%	107	2,619	7,590	755

TOTAL	32	8	1	4,337		279	$174,571	$167,115	$18,444

(1)
Includes principal and interest payments.

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

	2013		2012
	High	Low	High	Low
First quarter	$40.80	$35.58	$32.82	$30.13
Second quarter	$48.69	$36.12	$36.42	$30.96
Third quarter	$41.84	$34.30	$37.93	$31.65
Fourth quarter	$40.68	$34.88	$35.32	$30.48

Holders of Record

        As of December 31, 2013 we had approximately 281 stockholders of record of our common stock.

Dividend Information

        We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2013	2012	2013	2012
First quarter	$0.465	$0.435	$0.465	$0.435
Second quarter	$0.465	$0.435	$0.465	$0.435
Third quarter	$0.465	$0.455	$0.465	$0.455
Fourth quarter	$0.510	$0.465	$0.510	$0.465

	$1.905	$1.790	$1.905	$1.790

        We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See "Annual Distribution Requirements".)

Issuer Purchases of Equity Securities

        The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended December 31, 2013 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - October 31, 2013	—	$—	—	—
November 1 - November 30, 2013	—	$—	—	—
December 1 - December 31, 2013	6,325	$36.13	—	—

Total	6,325		—

(1)
During the three months ended December 31, 2013, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2)
No shares were purchased as part of publicly announced plans or programs.

Stock Performance Graph

        The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 75% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. In 2013, our equity ownership of real estate assets was more than 75%.

        This graph compares the cumulative total stockholder return on our common stock from December 31, 2008 to December 31, 2013 with the cumulative stockholder total return of (1) the Standard & Poor's 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2008 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
LTC Properties, Inc.	100.00	141.90	158.14	184.67	222.38	234.75
NAREIT Equity	100.00	127.99	163.78	177.36	209.39	214.56
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

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

	2013		2012		2011		2010		2009
	(In thousands, except per share amounts)
Operating information:
Total revenues	$104,974		$92,482		$83,618		$72,740		$67,808
Income from continuing operations	55,405		50,306		48,620		44,851		43,538
Income allocated to non-controlling interests(1)	—		37		191		191		296
Income allocated to participating securities	383		377		342		230		139
Income allocated to preferred stockholders(2)	3,273		3,273		9,078		16,045		14,515
Net income available to common stockholders	54,159		47,640		39,832		29,587		29,410
Per share information:
Net income per common share from continuing operations available to common stockholders:
Basic	$1.56		$1.54		$1.34		$1.16		$1.24

Diluted	$1.56		$1.54		$1.33		$1.16		$1.24

Net income per common share available to common stockholders:
Basic	$1.64		$1.58		$1.36		$1.21		$1.27

Diluted	$1.63		$1.57		$1.36		$1.21		$1.27

Common stock distributions declared	$1.91		$1.79		$1.68		$1.58		$1.56

Common stock distributions paid	$1.91		$1.79		$1.68		$1.58		$1.56

Balance sheet information:
Total assets	$931,410		$789,592		$647,097		$561,264		$490,593
Total debt(3)	278,835	(4)	303,935	(5)	159,200	(5)	91,430	(5)	25,410

(1)
Decrease due to the conversion of 112,588 partnership units and 67,294 partnership units in 2012 and 2009, respectively. During 2011 and 2010, there were no partnership conversions. During 2013, we had no limited partners.
(2)
Income allocated to preferred stockholders includes the following (dollar amounts in thousands):

	2013	2012	2011	2010	2009
Preferred stock dividends	$3,273	$3,273	$5,512	$13,662	$15,141
Preferred stock redemption charge	—	—	3,566	2,383	—
Allocation of income from preferred stock buyback	—	—	—	—	(626)

Total income allocated to preferred stockholders	$3,273	$3,273	$9,078	$16,045	$14,515

(3)
Includes bank borrowings, senior unsecured notes, mortgage loans payable and bonds payable.
(4)
Decrease due to the sale of 4,025,000 shares of common stock resulting in net proceeds of $171,365 that were used to pay down debt, fund acquisitions, development and general corporate purposes.
(5)
Increase due to the sale of senior unsecured term notes and additional bank borrowing to fund real estate acquisitions.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

        We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. In 2013, senior housing and long term care properties, which include skilled nursing properties, assisted living properties, independent living properties, memory care properties and combinations thereof comprised approximately 98.8% of our investment portfolio. The following table summarizes our real estate investment portfolio as of December 31, 2013 (dollar amounts in thousands):

			Twelve Months Ended December 31, 2013				Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income(1)	Percentage of Revenues(2)	Number of Properties(3)	SNF Beds(4)	ALF Units(4)
Skilled Nursing(5)	$611,160	55.3%	$50,046	$4,881	52.6%	100	12,217	—
Assisted Living	412,024	37.3%	41,641	1,103	40.9%	106	—	4,852
Range of Care	46,509	4.2%	4,904	314	5.0%	9	733	348
Under Development(6)	21,432	2.0%	—	—	0.0%	—	—	—
Other(7)	13,607	1.2%	1,575	—	1.5%	2	—	—

Totals	$1,104,732	100.0%	$98,166	$6,298	100.0%	217	12,950	5,200

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
(6)
Includes three MC developments with a total of 168 units, a combination ALF and MC development with 81 units, and a SNF development with 143 beds.
(7)
Includes two school properties and four parcels of land held-for-use.

        As of December 31, 2013 we had $884.4 million in carrying value of net real estate investment, consisting of $718.9 million or 81.3% invested in owned and leased properties and $165.4 million or 18.7% invested in mortgage loans secured by first mortgages.

        For the year ended December 31, 2013, rental income and interest income from mortgage loans represented 93.5% and 6.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed or estimable annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the years ended December 31, 2013, 2012 and 2011 we recorded $4.0 million, $3.3 million and $3.7 million, respectively, in straight-line rental income. Also during 2013, 2012 and 2011 we recorded $37,000, $38,000 and $46,000, respectively, of straight-line rent receivable reserve. During the fourth quarter of 2013, we wrote-off a $0.9 million straight-line rent receivable balance related to the transition of four assisted living properties to a new lessee. For the remaining leases in place at December 31, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.9 million in 2013 to $2.2 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $96.0 million in 2013 to $97.5 million for projected annual 2014. During the year ended December 31, 2013, we received $96.0 million of cash rental revenue and recorded $0.7 million of lease inducement costs. At December 31, 2013 and 2012, the straight-line rent receivable balance, net of reserves, on the consolidated balance sheet was $29.8 million and $26.8 million, respectively. Many of our existing leases contain renewal options that could, in the future, renew above or below current rent rates. For the year ended December 31, 2013, we renewed five leases at rates similar to existing rates by either i) amending the lease to extend the term and assign the lease to a new operator, ii) combining individual leases into a master lease with no change to the term, iii) combing an individual lease into a master lease and extending the term, iv) amending a lease to extend the term or v) combining two master leases into one master lease with no change to the term.

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

        Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals and interest earned on outstanding loans receivable. Our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of health care facility and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

        Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets' environment may impact the availability of cost-effective capital.

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

        At December 31, 2013, we had $6.8 million of cash on hand, $219.0 million available under our $240.0 million unsecured revolving line of credit, and $30.0 million available under the uncommitted private shelf agreement. Subsequent to December 31, 2013, we borrowed $11.5 million and, therefore, have $207.5 million available under or unsecured revolving line of credit. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

        Owned Properties.    During 2013, we purchased a 120-bed skilled nursing property in Florida for $14.4 million. The property was included in a master lease at an incremental initial cash yield of 8.75%. The operator previously leased four properties with a total of 596 beds/units from us. The new master lease contains all five properties with a total of 716 beds/units and has a GAAP yield of 10.7%. The initial lease term is 10 years with two 5-year renewal options and annual rent escalations of 2.2%. During 2013, we completed the construction and opened of a 60-unit memory care property in Colorado, a 120-bed skilled nursing property in Texas and a 77-unit combination assisted living and memory care property in Kansas. The new 120-bed skilled nursing property replaces a skilled nursing property in our existing portfolio.

        During 2013, we entered into development commitments totaling $19.6 million with an existing operator to fund the purchase of land and construction of two free-standing memory care properties with a total of 108 units in Colorado. In conjunction with such commitments, we closed on two parcels of land for an aggregate purchase price of $2.1 million which were simultaneously added to the existing master lease agreement with the operator. Rent at an initial annual rate of 9.25% will commence upon the respective project's completion date (but in no event later than December 31, 2014) and be calculated based on the land purchase price and construction costs funded for each property plus 9.0% compounded on the land purchase price and each amount funded under the commitments. Also, during 2013, we entered into a pipeline agreement with this same operator whereby we have the opportunity to finance any senior housing development projects or acquisitions originated by the operator through May 2018 (unless earlier terminated as provided for therein) with provisions limiting, among other things, to five the number of development projects the operator may have under construction at any time. Any such projects or opportunities financed by us pursuant to the agreement will be added to the parties' master lease with the then remaining term extended by 10 years at initial lease rates estimated to range from 9.0% to 10.5% with annual escalations of 2.5%.

        Mortgage Loans.    During 2013, we funded a $124.4 million mortgage loan with a third-party operator, Prestige Healthcare, secured by 15 properties with a total of 2,092 skilled nursing beds in Michigan. The loan is for a term of 30 years and bears interest at 9.53% for five years, escalating annually thereafter by 2.25%. Payments are interest-only for three years, after which the borrower will make interest payments along with annual principal payments of $1.0 million. The loan agreement provides for additional forward commitments of $12.0 million for capital improvements at 9.41% for the first twelve months. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, for additional loan proceeds of up to $40.0 million with such proceeds limited to $10.0 million per twelve months.

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

        Senior Unsecured Notes.    During 2013, we sold $70.0 million aggregate principal amount of 3.99% senior unsecured notes due November 20, 2021 to affiliates and managed accounts of Prudential Investment Management, Inc. (individually and collectively, "Prudential"). The notes bear interest at an annual fixed rate of 3.99% and mature in 8 years with interest-only payments in the first two years and annual principal amortization thereafter. We used a portion of the proceeds to pay down our unsecured revolving line of credit.

        Equity.    During 2013, we sold 4,025,000 shares of common stock at a price of $44.50 per share, before fees and costs of $7.7 million, in a public offering. The net proceeds of $171.4 million were used to pay down amounts outstanding under our unsecured revolving line of credit, to fund acquisitions and our current development commitments and general corporate purposes.

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

        The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	12/31/13		9/30/13		6/30/13	3/31/13	12/31/12
Asset mix:
Real property	$937,617		$911,096		$913,042	$906,582	$900,095
Loans receivable	167,115		41,079		39,668	40,142	40,081
Investment mix:
Skilled nursing properties(1)	$611,160		$470,008		$478,751	$478,311	$475,873
Assisted living properties(1)	412,024		409,285		406,785	402,913	399,391
Range of care properties	46,509		46,577		46,643	46,707	46,769
Under development(1)	21,432		13,861		8,087	6,349	5,817
Other(2)(5)	13,607		12,444		12,444	12,444	12,326
Operator mix:
Prestige Healthcare(3)(5)	$137,739		$—		$—	$—	$—
Senior Care Centers, LLC(4)	114,539		114,539		114,539	114,539	114,539
Extendicare & ALC	88,034		88,034		88,034	88,034	88,034
Juniper Communities, LLC	87,088		87,088		87,088	87,088	87,088
Brookdale Communities	84,219		84,216		84,212	84,211	84,210
Remaining operators	593,113		578,298		578,837	572,852	566,305
Geographic mix:
Texas	$238,750		$238,036		$236,100	$233,865	$232,106
Michigan(3)(5)	125,550		—		—	—	—
Ohio	98,647		98,647	(6)	110,804	110,804	110,804
Florida	82,079	(7)	67,710		67,742	67,772	67,802
New Jersey	70,668		70,667		70,667	70,667	70,667
Remaining states	489,038		477,115		467,397	463,616	458,797

(1)
During 2013, we completed the construction of a 60-unit memory care property, a 120-bed skilled nursing property and a combination assisted living and memory care property with 77 units. Accordingly, these properties were reclassified from "Under development" to either "Skilled nursing property" or "Assisted living property," depending on the property type, for all periods presented.
(2)
Includes two school properties and four parcels of land held-for-use.
(3)
During the three months ended December 31, 2013, we funded a $124,387 mortgage loan with Prestige Healthcare secured by 15 skilled nursing properties with a total of 2,092 beds in Michigan.
(4)
During 2013, we entered into an amended and restated master lease agreement with Senior Care Centers, LLC (or Senior Care) to include four skilled nursing properties which were previously operated by and subleased to Senior Care but was not included in Senior Care's operator mix. Accordingly, the four skilled nursing properties were reclassified from "Remaining operators" to "Senior Care Center, LLC" operator mix for all periods presented.
(5)
During the three months ended December 31, 2013, we purchased four parcels of land located in Michigan. These parcels of land are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige Healthcare.
(6)
Decrease due to the sale of six skilled nursing properties with a total of 230 beds.
(7)
During the fourth quarter of December 31, 2013, we purchased a 120-bed skilled nursing property in Florida for $14,402.

        In January 2014, we announced that we will not be renewing leases that will expire on December 31, 2014 with Extendicare and ALC covering 37 assisted living properties. For the twelve months ended December 31, 2013, this portfolio totaled approximately $11.0 million or 10.5% of our combined rental revenue and interest income from mortgage loans. There can be no assurance that we will be able to re-lease these communities on a timely basis, if at all, or that the new rents will be the same as the current rents.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/13		12/31/13		9/30/13		6/30/13		3/31/13		12/31/12
Debt to gross asset value	24.2%		24.2%	(1)	17.8%		17.8%	(6)	30.6%	(9)	30.8%
Debt & preferred stock to gross asset value	27.6%		27.6%	(1)	21.5%		21.4%	(6)	34.5%	(9)	34.7%
Debt to market capitalization ratio	18.0%		18.0%	(2)	12.1%	(4)	11.9%	(7)	19.1%	(10)	21.4%
Debt & preferred stock to market capitalization ratio	20.5%		20.5%	(2)	14.6%	(4)	14.3%	(7)	21.6%	(10)	24.2%
Interest coverage ratio(12)	8.1	x	8.3	x(3)	9.1	x(5)	8.2	x(8)	7.1	x(11)	7.4	x
Fixed charge coverage ratio(12)	6.3	x	6.5	x(3)	6.9	x(5)	6.3	x(8)	5.6	x(11)	5.7	x

(1)
Increase primarily due to the increase in outstanding debt due to the sale of senior unsecured notes to fund investments partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.
(2)
Increase due to the increase in outstanding debt due to the sale of senior unsecured notes to fund investments.
(3)
Decrease primarily due to the increase in interest expense resulting from the sale of senior unsecured notes.
(4)
Increase due to decrease in market capitalization.
(5)
Increase primarily due to the increased income due to rental income from completed construction projects and the decrease in interest expense resulting from lower outstanding debt.
(6)
Decrease primarily due to the decrease in outstanding debt and the increase in gross asset value from additional development and capital improvement funding.
(7)
Decrease primarily due to the decrease in outstanding debt and the increase in market capitalization resulting from the sale of 4,025,000 shares of common stock in a public offering.
(8)
Increase primarily due to the decrease in interest expense due to the decrease in outstanding debt.
(9)
Decrease primarily due to increase in gross asset value from additional development and capital improvement funding.
(10)
Decrease primarily due to the increase in market capitalization.
(11)
Decrease primarily due to increase in interest expense resulting from increased pricing levels under our unsecured revolving line of credit.
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

	Year Ended		Quarter Ended
	12/31/13		12/31/13		9/30/13		6/30/13		3/31/13		12/31/12
Net income	$57,815		$14,650		$17,286		$12,903		$12,976		$12,778
(Less) Add: (Gain) loss on sale	(1,605)		—		(2,619)		1,014		—		—
Add: Interest expense	11,364		2,852		2,581		2,798		3,133		2,907
Add: Depreciation and amortization—continuing & discontinued operations	24,706		6,237		6,202		6,131		6,136		5,692

Total adjusted EBITDA	$92,280		$23,739		$23,450		$22,846		$22,245		$21,377

Interest expense	$11,364		$2,852		$2,581		$2,798		$3,133		$2,907
Interest coverage ratio	8.1	x	8.3	x	9.1	x	8.2	x	7.1	x	7.4	x
Interest expense	$11,364		$2,852		$2,581		$2,798		$3,133		$2,907
Preferred stock dividends (excludes preferred stock redemption charge)	3,273		819		818		818		818		819

Total fixed charges	$14,637		$3,671		$3,399		$3,616		$3,951		$3,726

Fixed charge coverage ratio	6.3	x	6.5	x	6.9	x	6.3	x	5.6	x	5.7	x

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

Operating Results

Year ended December 31, 2013 compared to year ended December 31, 2012 (in thousands)

	Years ended December 31,
	2013	2012	Difference
Revenues:
Rental income	$98,166	$86,022	$12,144	(1)
Interest income from mortgage loans	6,298	5,496	802	(2)
Interest and other income	510	964	(454)	(3)

Total revenues	104,974	92,482	12,492

Expenses:
Interest expense	11,364	9,932	1,432	(4)
Depreciation and amortization	24,389	21,613	2,776	(5)
Provision (recovery) for doubtful accounts	2,180	(101)	2,281	(2)
General and administrative expenses	11,636	10,732	904	(6)

Total expenses	49,569	42,176	7,393

Income from continuing operations	55,405	50,306	5,099
Discontinued operations:
Income from discontinued operations	805	1,005	(200)	(7)
Gain on sale of assets, net	1,605	16	1,589	(8)

Net income from discontinued operations	2,410	1,021	1,389

Net income	57,815	51,327	6,488
Income allocated to non-controlling interests	—	(37)	37	(9)

Net income attributable to LTC Properties, Inc.	57,815	51,290	6,525

Income allocated to participating securities	(383)	(377)	(6)
Income allocated to preferred stockholders	(3,273)	(3,273)	—

Net income available to common stockholders	$54,159	$47,640	$6,519

(1)
Increased due to acquisitions and completed development projects.
(2)
Increased primarily due to origination of a $124,387 mortgage loan and $4,971 funding under a mortgage and construction loan partially offset by normal amortization of existing mortgage loans.
(3)
Decreased primarily due to the redemption of the Skilled Healthcare Group Senior Subordinated Notes and a lower bankruptcy settlement distribution from Sunwest in 2013 than in 2012.
(4)
Increased primarily due to the sale of senior unsecured notes to fund investments.
(5)
Increased due to acquisitions, developments and capital improvement investments.
(6)
Increased primarily due to the one-time severance and accelerated restricted stock vesting charges related to the retirement of our former Senior Vice President, Marketing and Strategic Planning and higher salaries and benefits reflective of increased staffing levels.
(7)
Includes the financial results from properties sold during 2013 and 2012.
(8)
During 2013, we sold seven skilled nursing properties with a total of 277 beds for $11,001. During 2012, we sold a 140-bed skilled nursing property for $1,248.
(9)
Decreased due to the conversion of all 112,588 limited partnership units during 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011 (in thousands)

	Years ended December 31,
	2012	2011	Difference
Revenues:
Rental income	$86,022	$76,096	$9,926	(1)
Interest income from mortgage loans	5,496	6,411	(915	)(2)
Interest and other income	964	1,111	(147	)(3)

Total revenues	92,482	83,618	8,864

Expenses:
Interest expense	9,932	6,434	3,498	(4)
Depreciation and amortization	21,613	18,911	2,702	(5)
Recovery for doubtful accounts	(101)	(13)	(88)	(2)
General and administrative expenses	10,732	9,666	1,066	(6)

Total expenses	42,176	34,998	7,178

Income from continuing operations	50,306	48,620	1,686
Discontinued operations:
Loss from discontinued operations	1,005	823	182	(7)
Gain on sale of assets, net	16	—	16	(8)

Net (loss) income from discontinued operations	1,021	823	198

Net income	51,327	49,443	1,884
Income allocated to non-controlling interests	(37)	(191)	154	(9)

Net income attributable to LTC Properties, Inc.	51,290	49,252	2,038

Income allocated to participating securities	(377)	(342)	(35)	(10)
Income allocated to preferred stockholders	(3,273)	(9,078)	5,805	(11)

Net income available to common stockholders	$47,640	$39,832	$7,808

(1)
Increased due to acquisitions.
(2)
Decreased primarily due to payoffs and normal amortization of existing mortgage loans partially offset by origination of two mortgage loans totaling $7,719.
(3)
Decreased primarily due to the redemption of the Skilled Healthcare Group Senior Subordinated Notes.
(4)
Increased primarily due to an increase in bank borrowing and the sale of senior unsecured notes to fund investments.
(5)
Increased due to acquisitions, developments and capital improvement investments.
(6)
Increased primarily due to higher expense related to vesting of restricted stock granted, increased salaries and benefits reflective of increased staffing levels, and bonuses related to the increased volume of transactions completed during 2012.
(7)
Includes the financial results from properties sold during 2013 and 2012.
(8)
Gain on sale of a 140-bed skilled nursing property in Texas for $1,248.
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

        The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2013	2012	2011
Net income available to common stockholders	$54,159	$47,640	$39,832
Add: Depreciation and amortization (including continuing and discontinued operations)	24,706	22,153	19,623
Less: Gain on sale of real estate, net	(1,605)	(16)	—

FFO available to common stockholders	$77,260	$69,777	$59,455

FFO available to common stockholders per share:
Basic	$2.33	$2.31	$2.04

Diluted	$2.29	$2.26	$2.01

Weighted average shares used to calculate FFO per share:
Basic	33,111	30,238	29,194

Diluted	35,342	32,508	31,539

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

Liquidity and Capital Resources

Operating Activities:

        At December 31, 2013, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $937.6 million invested primarily in owned long term health care properties and mortgage loans of approximately $167.1 million (prior to deducting a $1.7 million reserve). Our portfolio consists of investments in 100 skilled nursing properties, 106 assisted living properties, 9 range of care properties, two schools, six parcels of land under development and four parcels of land held-for-use. These properties are located in 30 states. Assisted living properties include assisted living, independent living and memory care properties. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. For the year ended December 31, 2013, we had net cash provided by operating activities of $86.2 million.

        For the year ended December 31, 2013 we recorded $4.0 million in straight-line rental income and $37,000 in straight-line rent receivable reserve. During the fourth quarter of 2013, we wrote-off a $0.9 million straight-line rent receivable balance related to the transition of four assisted living properties to a new lessee. For the remaining leases in place at December 31, 2013, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight-line rental income will decrease from $3.9 million in 2013 to $2.2 million for projected annual 2014 and, conversely, our cash rental income is projected to increase from $96.0 million in 2013 to $97.5 million for projected annual 2014. During the year ended December 31, 2013, we received $96.0 million of cash rental revenue and recorded $0.7 million of amortized lease inducement cost.

Investing Activities:

        For the year ended December 31, 2013, we used $164.0 million of cash for investing activities. The following table summarizes our acquisitions during 2013 (dollar amounts in thousands):

Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	Number of Beds/Units
Skilled Nursing(1)	$14,402	$58	$14,460	1	120
Land(2)	4,638	—	4,638	—	—

Totals	$19,040	$58	$19,098	1	120

(1)
A skilled nursing property located in Florida which was added to a master lease at an incremental initial cash yield of 8.75%.
(2)
We purchased three vacant parcels of land in Colorado for a total of $3,475 under a pipeline agreement whereby we have the opportunity to finance any senior housing development project or acquisition originated by an operator through May 2018 (unless earlier terminated as provided for therein). The land was added to an existing master lease and we entered into development commitments in an amount not to exceed $30,256 to fund the construction of three memory care properties, two with 60 units and the other with 48 units. We also purchased four parcels of land held-for-use in Michigan for $1,163.

        As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds were met. The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we accreted the contingent liability to the settlement amount as of the payment date. The fair value of such contingent liability was re-evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2013, we paid $7.0 million related to the contingent liability. Accordingly, we have no remaining contingent liability as of December 31, 2013.

        During the twelve months ended December 31, 2013, a lessee exercised its option to purchase six skilled nursing properties located in Ohio with a total of 230 beds for an all cash purchase price of $11.0 million. As a result, we recorded a $2.6 million gain on sale. Also, during 2013, we sold a 47-bed skilled nursing property in Colorado for $1,000 and recognized a loss of $1.0 million on the sale.

        During the twelve months ended December 31, 2013, we completed the following construction projects:

Completed Date	Type of Property	Number of Beds/Units	State	Completed Date	2013 Funding	Total Funding
Jul 2013	Assisted Living(1)	60	Colorado	Jul 2013	$4,316	$9,850
Jul 2013	Skilled Nursing(2)	120	Texas	Jul 2013	5,065	8,635
Oct 2013	Assisted Living(3)	77	Kansas	Oct 2013	8,081	9,675

	Totals	257			$17,462	$28,160

(1)
This new property is a Memory Care property. The funded amount includes acquired land of $1,882.

(2)
This new property replaces a skilled nursing property in our existing portfolio.
(3)
The funded amount includes acquired land of $730.

        During the year ended December 31, 2013, we received $1.9 million in regularly scheduled principal payments from our mortgage loans. Additionally, we funded a $124.4 million mortgage loan with a third-party operator, Prestige Healthcare, secured by 15 skilled nursing properties with a total of 2,092 beds in Michigan. The loan is for a term of 30 years and bears interest at 9.53% for five years, escalating annually thereafter by 2.25%. Payments are interest-only for three years, after which the borrower will make interest payments along with annual principal payments of $1.0 million. The loan agreement provides for additional forward commitments of $12.0 million for capital improvements at 9.41% for the first twelve months. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, for additional loan proceeds of up to $40.0 million with such proceeds limited to $10.0 million per twelve months.

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

        During the twelve months ended December 31, 2013, we funded $5.0 million under a $10.6 million mortgage and construction loan. This loan is secured by a currently operating skilled nursing property and a vacant parcel of land upon which a 106-bed replacement facility is being constructed. As of December 31, 2013, we have a remaining commitment of $3.0 million under this loan.

        During 2013, we received $3.0 million for the early repayment of two loans with interest ranging from 8.5% to 9.0%. Also during 2013, we committed to fund three loans up to $0.4 million each with interest at 12%. Two of these loans mature in September 2017 and one matures in December 2017. We also committed to fund three pre-development loans of $0.3 million each to facilitate the site selection and pre-construction services for the future development of three memory care properties. The initial rate of each of these pre-development loans is 12%, increasing by 25 basis points per year. Each of these pre-development loans matured due to the acquisition of the land and the outstanding balance of $0.5 million was capitalized under the development projects.

        As of December 31, 2013, we have seven loans and line of credit agreements with a total commitment of $2.4 million and a remaining commitment balance of $1.8 million. The average interest rate of these loans is 11.5%. During 2013, we received principal payments, including loan payoffs, of $3.1 million and we advanced principal of $1.0 million.

Financing Activities:

        For the year ended December 31, 2013, we had net cash provided by financing activities of $77.3 million. During 2013, we paid $0.6 million in scheduled principal payments on bonds payable. During the year ended December 31, 2013, we borrowed $93.0 million and repaid $187.5 million under our unsecured revolving line of credit. At December 31, 2013, we had $21.0 million outstanding at an interest rate of LIBOR plus 1.25% and $219.0 million available for borrowing. Subsequent to December 31, 2013, we borrowed $11.5 million at an interest rate of LIBOR plus 1.25%. Accordingly, we had $32.5 million outstanding and $207.5 million available for borrowing. At December 31, 2013, we were in compliance with all our covenants.

        At December 31, 2013, we had $255.8 million outstanding under our Senior Unsecured Notes with a weighted average interest rate of 4.85%. During 2013, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (or individually and collectively Prudential) $70.0 million aggregate principal amount of 3.99% senior unsecured term notes fully amortizing to maturity on November 20, 2021. We used the proceeds to pay down our unsecured revolving line of credit.

        On October 30, 2013, we entered into an amended and restated note purchase and private shelf agreement with Prudential. The shelf agreement with Prudential, as amended, conforms the definitions and financial covenants contained therein and previously issued senior unsecured promissory notes outstanding to Prudential and certain of its affiliates and managed accounts to those contained in our unsecured credit facility and to covenants contained in the senior unsecured notes sold in July 2012. Any notes sold by us to Prudential under the shelf agreement will be in amounts at fixed interest rates and have maturity dates (each note to have a final maturity not greater than 12 years and an average life not greater than 10 years from the date of issuance) subject to further agreement by us and Prudential.

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

        During 2013, we sold 4,025,000 shares of common stock at a price of $44.50 per share, before fees and costs of $7.7 million, in a public offering. The net proceeds of $171.4 million were used to pay down amounts outstanding under our unsecured revolving line of credit, to fund acquisitions and our current development commitments and general corporate purposes. During the twelve months ended December 31, 2013, we acquired 6,925 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

        During 2013, we terminated an equity distribution agreement which allowed us to issue and sell, from time to time, up to $85.7 million in aggregate offering price of our common shares. Sales of common shares were made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During 2013, we sold 126,742 shares of common stock for $4.9 million in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $0.7 million of accumulated costs associated with the equity distribution agreement to additional paid in capital.

        We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $3.3 million. Additionally, we declared and paid cash dividends on our common stock totaling $63.6 million. In January 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of January, February and March 2014 payable on January 31, February 28 and March 28, 2014, respectively, to stockholders of record on January 23, February 20 and March 21, 2014, respectively.

        At December 31, 2013, we had a 2008 Equity Participation Plan, under which 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2008 Equity Participation Plan are set by our compensation committee at its discretion. During 2013, we granted 34,400 shares of restricted common stock as follows:

No. of Shares	Price per Share	Vesting Period
8,400	$46.54	ratably over 3 years
6,000	$41.83	ratably over 3 years
20,000	$36.26	June 1, 2016

34,400

        Also during the twelve months ended December 31, 2013, the vesting of 18,180 shares of restricted common stock were accelerated due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. Subsequent to December 31, 2014, we granted 59,000 shares of restricted common stock at $36.81 per share. These shares vest ratably over a three-year period from the grant date. During the year ended December 31, 2013, a total of 22,000 stock options were exercised at a total option value of $0.5 million and a total market value on the date of exercise of $0.9 million. No stock options were granted during 2013 and all stock options outstanding are vested as of December 31, 2013.

Available Shelf Registration:

        On July 19, 2013, we filed a Form S-3ASR "shelf" registration statement to replace our prior shelf registration statement. Our current shelf registration statement provides us with the capacity to offer up to $800.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Commitments:

        As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds were met. The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we accreted the contingent liability to the settlement amount as of the payment date. The fair value of such contingent liability was re-evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2013, we paid $7.0 million and we recorded non-cash interest expense of $256,000 related to the contingent liability. Accordingly, we have no remaining contingent liability as of December 31, 2013.

        As of December 31, 2013, we have a commitment to provide, under certain conditions, up to $5.0 million per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of December 31, 2013, no funds have been requested under this commitment. Excluding the $5.0 million per year commitment, the following table summarizes our investment commitments as of December 31, 2013 and year to date funding on our ongoing development, redevelopment, renovation (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding(2)		Commitment Funded	Remaining Commitment		Number of Properties	Number of Beds/Units
Skilled Nursing	$29,650	$7,221		$12,757	$16,893		6	640
Assisted Living(1)	50,656	9,614		10,661	39,995		7	385

Totals	$80,306	$16,835	(3)	$23,418	$56,888	(3)	13	1,025

(1)
Includes the development of three memory care properties for a total of $30,256, one assisted living and memory care combination property for a total of $5,800, and the expansion of three assisted living properties for a total $14,600.
(2)
Excludes funding for completed construction projects shown above and $260 of capital improvement on three completed projects with no remaining commitments. It also includes $6 funded under the commitment as marketing expense, $3,475 of land acquired for development and the reclass of three pre-development loans with a total balance of $479. See Investing Activities above for further discussion on the pre-development loans.
(3)
Subsequent to December 31, 2013, we funded $8,828 under investment commitments. Accordingly, we have a remaining commitment of $48,060.

        We committed to fund a $10.6 million mortgage and construction loan secured by an operational skilled nursing property and a vacant parcel of land upon which a 106-bed replacement facility will be constructed. Interest on the loan is paid monthly in arrears at a rate of 9.0% increasing 25 basis points annually. The term of the loan is 10 years. The agreement gives us the right to purchase the replacement facility for $13.5 million during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy. If the purchase option is exercised, the replacement facility will be added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option is exercised. As of December 31, 2013, we funded $7.6 million of loan proceeds and we have a remaining commitment of $3.0 million on this mortgage and construction loan.

        We committed to provide a borrower an additional $12.0 million for capital improvements and, under certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, additional proceeds of up to $40.0 million. As of December 31, 2013, there has been no funding under either of these commitments. At December 31, 2013, we had outstanding commitments of $2.4 million in loans and line of credit agreements to certain operators. As of December 31, 2013, we had funded $0.6 million under these commitments and had a remaining commitment of $1.8 million. These loan commitments have interest rates ranging from 10.0% to 12.25% and maturities ranging from 2014 to 2017.

Contractual Obligations:

        We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2013, and excludes the effects of interest (in thousands):

	Total		2014	2015	2016	2017	2018	Thereafter
Bank borrowings	$21,000	(1)	$—	$—	$21,000	$—	$—	$—
Senior unsecured notes	255,800		4,167	29,166	26,667	26,167	28,167	141,466
Bonds payable	2,035		635	1,400	—	—	—	—

	$278,835		$4,802	$30,566	$47,667	$26,167	$28,167	$141,466

(1)
At December 31, 2013 we had $219,000 available for borrowing under our unsecured revolving line of credit. Subsequent to December 31, 2013, we borrowed $11,500. Accordingly, we had $32,500 outstanding and $207,500 available for borrowing.

        Assuming no additional borrowing under our unsecured revolving line of credit, no change in the variable interest rate under our bond payable, and principal payments are paid as scheduled under our senior unsecured notes and bond payables, the following table represents our projected interest expense as of December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Bank borrowings	$5,133	$2,124	$2,124	$885	$—	$—	$—
Senior unsecured notes	68,596	12,028	11,179	9,952	8,757	7,552	19,128
Bonds payable	60	41	19	—	—	—	—

	$73,789	$14,193	$13,322	$10,837	$8,757	$7,552	$19,128

Off-Balance Sheet Arrangements:

        We had no off-balance sheet arrangements as of December 31, 2013.

Liquidity:

        We have an Unsecured Credit Agreement in the amount of $240.0 million with the opportunity to increase the credit amount up to a total of $350.0 million. The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of May 25, 2016. Based on our maximum total indebtedness to total asset value ratio as calculated in the Unsecured Credit Agreement, our pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.25% or LIBOR plus 1.25% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

        At December 31, 2013, we had $6.8 million of cash on hand, $219.0 million available unsecured revolving line of credit, and $30.0 million available under the uncommitted private shelf agreement. Subsequent to December 31, 2013, we borrowed $11.5 million and, therefore, have $207.5 million available under or unsecured revolving line of credit. Also, our potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to provide for payment of our current operating costs, debt obligations (both principal and interest) and capital commitments to our lessees and borrowers and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.

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

        We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in "off-balance sheet" transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2013.

        Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt. Our mortgage loans receivable and debt, such as our senior unsecured notes, are primarily fixed-rate instruments. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows.

        At December 31, 2013, the fair value of our mortgage loans receivable using an 8.4% discount rate was approximately $200.2 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $16.5 million while a 1% decrease in such rates would increase their estimated fair value by approximately $19.6 million. At December 31, 2013, the fair value of our senior unsecured notes using a 3.95% discount rate for those maturing before year 2020 and 4.25% discount rate for those maturing beyond year 2020 was approximately $262.4 million. A 1% increase in such rates would decrease the estimated fair value of our senior unsecured notes by approximately $12.3 million while a 1% decrease in such rates would increase their estimated fair value by approximately $13.1 million. These discount rates were measured based upon management's estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 20, 2014

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Real estate investments:
Land	$80,993	$74,702
Buildings and improvements	856,624	811,867
Accumulated depreciation and amortization	(218,700)	(194,448)

Net operating real estate property	718,917	692,121
Properties held-for-sale, net of accumulated depreciation and amortization: 2013—$0; 2012—$4,100	—	9,426

Net real estate property	718,917	701,547
Mortgage loans receivable, net of allowance for doubtful accounts: 2013—$1,671; 2012—$782	165,444	39,299

Real estate investments, net	884,361	740,846
Other assets:
Cash and cash equivalents	6,778	7,191
Debt issue costs, net	2,458	3,040
Interest receivable	702	789
Straight-line rent receivable,(1) net of allowance for doubtful accounts: 2013—$1,541; 2012—$1,513	29,760	26,766
Prepaid expenses and other assets	6,756	7,542
Notes receivable	595	3,180
Straight-line rent receivable and other assets related to properties held-for-sale, net of allowance for doubtful accounts: 2013—$0; 2012—$44	—	238

Total assets	$931,410	$789,592

LIABILITIES
Bank borrowings	$21,000	$115,500
Senior unsecured notes	255,800	185,800
Bonds payable	2,035	2,635
Accrued interest	3,424	3,279
Earn-out liabilities	—	6,744
Accrued expenses and other liabilities	16,713	12,165
Accrued expenses and other liabilities related to properties held-for-sale	—	361

Total liabilities	298,972	326,484
EQUITY
Stockholders' equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2013—2,000; 2012—2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2013—34,746; 2012—30,544	347	305
Capital in excess of par value	688,654	510,236
Cumulative net income	781,848	724,033
Accumulated other comprehensive income	117	152
Cumulative distributions	(877,028)	(810,125)

Total LTC Properties, Inc. stockholders' equity	632,438	463,101
Non-controlling interests	—	7

Total equity	632,438	463,108

Total liabilities and equity	$931,410	$789,592

(1)
On December 31, 2013 and 2012, we had $3,213 and $3,191 respectively, in straight-line rent receivable from a lessee that qualifies as a related party because the lessee's former Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011
Revenues:
Rental income(1)	$98,166	$86,022	$76,096
Interest income from mortgage loans	6,298	5,496	6,411
Interest and other income(2)	510	964	1,111

Total revenues	104,974	92,482	83,618

Expenses:
Interest expense	11,364	9,932	6,434
Depreciation and amortization	24,389	21,613	18,911
Provision (recovery) for doubtful accounts	2,180	(101)	(13)
General and administrative expenses	11,636	10,732	9,666

Total expenses	49,569	42,176	34,998

Income from continuing operations	55,405	50,306	48,620
Discontinued operations:
Income from discontinued operations	805	1,005	823
Gain on sale of assets, net	1,605	16	—

Net income (loss) from discontinued operations	2,410	1,021	823

Net income	57,815	51,327	49,443
Income allocated to non-controlling interests	—	(37)	(191)

Net income attributable to LTC Properties, Inc.	57,815	51,290	49,252

Income allocated to participating securities	(383)	(377)	(342)
Income allocated to preferred stockholders	(3,273)	(3,273)	(9,078)

Net income available to common stockholders	$54,159	$47,640	$39,832

Basic earnings per common share:
Continuing operations	$1.56	$1.54	$1.34
Discontinued operations	$0.07	$0.03	$0.03

Net income available to common stockholders	$1.64	$1.58	$1.36

Diluted earnings per common share:
Continuing operations	$1.56	$1.54	$1.33
Discontinued operations	$0.07	$0.03	$0.02

Net income available to common stockholders	$1.63	$1.57	$1.36

Weighted average shares used to calculate earnings per common share:
Basic	33,111	30,238	29,194
Diluted	33,142	30,278	29,222

(1)
During 2013, 2012 and 2011, we received $4,479, $4,370, and $4,264, respectively, in rental income and recorded $22, $131 and $238, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's former Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.
(2)
During 2013, we did not recognize any interest income from related parties. During 2012 and 2011 we recognized $235, and $721, respectively, of interest income from an entity that qualifies as a related party because the entity's former Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011
Net income	$57,815	$51,327	$49,443
Reclassification adjustment	(35)	(47)	(65)

Comprehensive income	57,780	51,280	49,378
Comprehensive income allocated to non-controlling interests	—	(37)	(191)

Comprehensive income attributable to LTC Properties, Inc.	$57,780	$51,243	$49,187

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Shares
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Capital in Excess of Par Value	Cumulative Net Income	Accumulated OCI	Cumulative Distributions	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance—December 31, 2010	5,536	26,345	$126,913	$263	$398,599	$623,491	$264	$(693,970)	$455,560	$1,962	$457,522
8.0% Series F Preferred Stock full redemption	(3,536)	—	(88,413)	—	3,566	—	—	(3,566)	(88,413)	—	(88,413)
Reclassification adjustment	—	—	—	—	—	—	(65)	—	(65)	—	(65)
Stock option exercises	—	5	—	—	120	—	—	—	120	—	120
Issue common stock	—	3,990	—	40	103,591	—	—	—	103,631	—	103,631
Issue restricted stock	—	6	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	49,252	—	—	49,252	191	49,443
Vested stock options	—	—	—	—	17	—	—	—	17	—	17
Vested restricted stock	—	—	—	—	1,450	—	—	—	1,450	—	1,450
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(191)	(191)
Preferred stock dividends	—	—	—	—	—	—	—	(5,512)	(5,512)	—	(5,512)
Common stock cash distributions ($1.68 per share)	—	—	—	—	—	—	—	(49,292)	(49,292)	—	(49,292)

Balance—December 31, 2011	2,000	30,346	38,500	303	507,343	672,743	199	(752,340)	466,748	1,962	468,710

Reclassification adjustment	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Stock option exercises	—	85	—	1	1,925	—	—	—	1,926	—	1,926
Issue restricted stock	—	90	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	51,290	—	—	51,290	37	51,327
Vested stock options	—	—	—	—	10	—	—	—	10	—	10
Vested restricted stock	—	—	—	—	1,809	—	—	—	1,809	—	1,809
Non-controlling interests conversion	—	23	—	—	(850)	—	—	—	(850)	(1,914)	(2,764)
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(78)	(78)
Preferred stock dividends	—	—	—	—	—	—	—	(3,273)	(3,273)	—	(3,273)
Common stock cash distributions ($1.79 per share)	—	—	—	—	—	—	—	(54,512)	(54,512)	—	(54,512)

Balance—December 31, 2012	2,000	30,544	38,500	305	510,236	724,033	152	(810,125)	463,101	7	463,108

Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Issuance of common stock	—	4,152	—	42	175,556	—	—	—	175,598	—	175,598
Issued restricted stock	—	35	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	57,815	—	—	57,815	—	57,815
Vested restricted stock	—	—	—	—	2,591	—	—	—	2,591	—	2,591
Stock option exercises	—	22	—	—	523	—	—	—	523	—	523
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(7)	(7)
Preferred stock dividends	—	—	—	—	—	—	—	(3,272)	(3,272)	—	(3,272)
Common stock cash distributions ($1.91 per share)	—	—	—	—	—	—	—	(63,631)	(63,631)	—	(63,631)
Other	—	(7)	—	—	(252)	—	—	—	(252)	—	(252)

Balance—December 31, 2013	2,000	34,746	$38,500	$347	$688,654	$781,848	$117	$(877,028)	$632,438	$—	$632,438

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$57,815	$51,327	$49,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	24,706	22,153	19,623
Stock-based compensation expense	2,591	1,819	1,467
Gain on sale of assets, net	(1,605)	(16)	—
Straight-line rental income—continuing and discontinued operations(1)	(3,955)	(3,264)	(3,728)
Provision (recovery) for doubtful accounts	2,180	(101)	(13)
Non-cash interest related to earn-out liabilities	256	439	464
Capitalized interest	(932)	(130)	(45)
Other non-cash items, net	1,441	1,460	1,344
Decrease in interest receivable	32	535	56
Increase in accrued interest payable	145	1,923	681
Net change in other assets and liabilities	3,519	545	1,167

Net cash provided by operating activities	86,193	76,690	70,459

INVESTING ACTIVITIES:
Investment in real estate properties, net	(19,040)	(166,750)	(96,294)
Investment in real estate developments, net	(23,605)	(9,957)	(50)
Investment in real estate capital improvements, net	(6,992)	(1,132)	(3,135)
Proceeds from sale of real estate investments, net	11,001	1,271	—
Investment in real estate mortgages	(129,358)	(7,719)	—
Principal payments received on mortgage loans receivable	1,933	21,633	5,967
Proceeds from redemption of marketable securities	—	6,500	—
Advances under notes receivable	(1,004)	(2,930)	(232)
Principal payments received on notes receivable	3,110	569	731

Net cash used in investing activities	(163,955)	(158,515)	(93,013)

FINANCING ACTIVITIES:
Bank borrowings	93,000	153,500	167,600
Repayment of bank borrowings	(187,500)	(94,000)	(149,300)
Proceeds from issuance of senior unsecured notes	70,000	85,800	50,000
Principal payments on mortgage loan payable and bonds payable	(600)	(565)	(530)
Payment of earn-out liabilities	(7,000)	—	(4,000)
Proceeds from common stock offering	176,260	—	103,631
Stock option exercises	523	1,926	120
Distributions paid to stockholders	(66,904)	(57,785)	(56,572)
Redemption of preferred stock	—	—	(88,413)
Redemption of non-controlling interests	—	(2,764)	—
Distributions paid to non-controlling interests	(7)	(78)	(191)
Financing costs paid	(171)	(1,426)	(2,286)
Other	(252)	—	—

Net cash provided by financing activities	77,349	84,608	20,059

(Decrease) increase in cash and cash equivalents	(413)	2,783	(2,495)
Cash and cash equivalents, beginning of year	7,191	4,408	6,903

Cash and cash equivalents, end of year	$6,778	$7,191	$4,408

Supplemental disclosure of cash flow information:
Interest paid	$11,398	$7,452	$5,070
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

(1)
During 2013, 2012 and 2011, we recorded $22, $131, and $238, respectively, in straight-line rental income from a lessee that qualifies as a related party because the lessee's former Chief Executive Officer is on our Board of Directors. See Note 12. Transactions with Related Party for further discussion.

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

2. Summary of Significant Accounting Policies

        Basis of Presentation.    The accompanying consolidated financial statements include the accounts of LTC, our wholly-owned subsidiaries and our controlled partnership, prior to its liquidation in 2013. All intercompany investments, accounts and transactions have been eliminated. Control over the partnership was based on the provisions of the partnership agreement that provided us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, we, as the general partner, were responsible for the management of the partnership's assets, business and affairs. Our rights and duties in management of the partnership included making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets, among others. We, as the general partner, were responsible for the ongoing, major, and central operations of the partnership and made all management decisions. In addition, we, as the general partner, assumed the risk for all operating losses, capital losses, and were entitled to substantially all capital gains (appreciation).

        The Financial Accounting Standard Board (or FASB) created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in the guidance. The limited partners had virtually no rights and were precluded from taking part in the operation, management or control of the partnership. The limited partners were also precluded from transferring their partnership interests without the expressed permission of the general partner. However, we could transfer our interest without consultation or permission of the limited partners. We consolidated the partnership in accordance with the guidance.

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

        Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties disposed or classified as held-for-sale. During the year ended December 31, 2013, we sold a 47-bed skilled nursing property located in Colorado for $1,000. Additionally, we sold six skilled nursing properties with a total of 230 beds for $11,000,000. During the year ended December 31, 2012, we sold a 140-bed skilled nursing property located in Texas for $1,248,000 and we also reclassified a 140-unit independent living property located in Texas from held-for-sale to held-for-use. Depreciation expense, which was not recognized during the held-for-sale period, was recognized at the date of reclassification. Due to the market conditions, the timing of the ultimate disposal of this property is uncertain. These adjustments are normal and recurring in nature. See Note 6. Real Estate Investments for further discussion of our property sales.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The FASB addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The guidance requires that we consolidate a "variable interest entity" if we are determined to be the primary beneficiary of the equity. The guidance also requires disclosure about "variable interest entities" that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2013, we do not have investments in any entities that meet the definition of a "variable interest entity."

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

        Depreciation is computed principally by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 3 to 5 years for computers, 5 to 15 years for furniture and equipment, 35 to 45 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Mortgage Loans Receivable.    Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the expected collectability of our receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. In determining the allowance we perform a quarterly evaluation of all receivables. If this evaluation indicates that there is a greater risk of receivable charge-offs, additional allowances are recorded in current period earnings. During the fourth quarter of 2013, we wrote-off an $878,000 straight-line rent receivable balance related to the transition of four assisted living properties to a new lessee.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        For Federal tax purposes, depreciation is generally calculated using the straight-line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight-line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2013, the tax basis of our net depreciable assets exceeds our book basis by approximately $22,680,000 (unaudited), primarily due to an investment recorded as an acquisition for tax and a mortgage loan for GAAP.

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

        Segment Disclosures.    The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in senior housing and long term care properties, including mortgage loans, property lease transactions and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision-making purposes. Therefore, we have concluded that we operate as a single segment.

Impact of New Accounting Pronouncement.

        In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (or ASU 2013-02). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on our consolidated financial position or results of operations.

3. Major Operators

        We have four operators from each of which we derive over 10% of our combined rental revenue and interest income from mortgage loans. Additionally, we have one operator from which we would have derived over 10% of our combined rental revenue and interest income from mortgage loans if we had a full year of interest income from a mortgage loan we originated during the fourth quarter of 2013.

        Senior Care Centers, LLC (or Senior Care) is a privately held company. During 2013, we entered into an amended and restated master lease agreement with Senior Care to include four skilled nursing properties which were previously operated by and subleased to Senior Care. Under the new amended and restated master lease agreement, Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 11.3%, or $104,984,000, of our total assets at December 31, 2013 and 11.3% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2013.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ALC merged with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub). Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P.

        Extendicare and ALC collectively lease 37 assisted living properties with a total of 1,430 units owned by us representing approximately 5.5%, or $51,299,000, of our total assets at December 31, 2013 and 10.5% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2013. The Extendicare and ALC master lease expires on December 31, 2014. In January 2014, we retained CS Capital Advisors, LLC, as our advisors, to assist in the marketing and re-leasing process of these properties.

        Brookdale Senior Living Communities, Inc. (or Brookdale Communities) is a wholly owned subsidiary of a publicly traded company, Brookdale Senior Living, Inc. (or Brookdale). Brookdale Communities leases 35 assisted living properties with a total of 1,414 units owned by us representing approximately 5.5%, or $51,581,000, of our total assets at December 31, 2013 and 10.5% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2013.

        Preferred Care, Inc. (or Preferred Care), through various wholly owned subsidiaries, operates 27 skilled nursing properties and two range of care properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 3,354 skilled nursing beds and 49 assisted living units. This represents approximately 5.4%, or $50,132,000, of our total assets at December 31, 2013 and 10.2% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2013. They also operate one skilled nursing property under a sub-lease with another lessee we have which is not included in the Preferred Care rental revenue and interest income from mortgage loans.

        Prestige Healthcare is a privately held company. In October 2013, we funded a $124,387,000 mortgage loan with Prestige Healthcare secured by 15 skilled nursing properties with a total of 2,092 beds. They also lease two range of care properties with a total of 118 skilled nursing beds and 93 assisted living units owned by us with an asset value of $10,967,000. Additionally, they manage four parcels of land that we own with an asset value of $1,163,000. These assets represent 14.7% or $136,517,000 of our total assets at December 31, 2013 and generated 3.1% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2013 (or 11.5% of our combined rental revenue and interest income from mortgage loans for the year ended December 31, 2013 assuming we held the mortgage for the full year of 2013).

        Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Extendicare, ALC, Brookdale Communities, Preferred Care, Senior Care, Prestige Healthcare, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Non-cash investing and financing transactions:
Acquisition of real estate investments	$—	$—	$5,975	(1)
Capitalized interest	932	130	45
Redemption of non-controlling interest	—	396	—
Restricted stock issued, net of cancellations	—	1	—

(1)
We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent payments if certain operational thresholds are met. During 2013 and 2011, we paid $7,000 and $4,000, respectively, related to the contingent earn-out payments which have been included in the line item Payment of earn-out liabilities on our consolidated statement of cash flows. See Note 11. Commitments and Contingencies for further discussion.

5. Impairment

        No impairment charges on our real estate investments held and used and on our mortgage loans receivable were recorded during 2013, 2012 or 2011. However in past years, the long term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charges may be needed in the future.

6. Real Estate Investments

        Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm's audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

        Owned Properties.    The following table summarizes our investment in owned properties at December 31, 2013 (dollar amounts in thousands):

				Number of
						Average Investment per Bed/Unit
Type of Property	Gross Investments	Percentage of Investments	Number of Properties(1)	SNF Beds	ALF Units
Skilled Nursing	$458,759	48.9%	68	8,264	—	$55.51
Assisted Living	399,912	42.7%	98	—	4,641	$86.17
Range of Care	43,907	4.7%	8	634	274	$48.36
Under Development(2)	21,432	2.3%	—	—	—	—
Other(3)	13,607	1.4%	2	—	—	—

Totals	$937,617	100.0%	176	8,898	4,915

(1)
We have investments in 27 states leased to 33 different operators.
(2)
Includes three MC developments with a total of 168 units, a combination ALF and MC development with a total of 81 units, and a SNF development with 143 beds.
(3)
Includes two schools properties and four parcels of land held-for-use.

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

  (iv)
  specific dollar increases.

        We received no contingent rent income for the year ended December 31, 2013. Contingent rent income for the years ended December 31, 2012 and 2011 was not significant in relation to contractual base rent income.

        The following table summarizes our acquisitions during 2013 (dollar amounts in thousands):

Type of Property	Purchase Price	Transaction Costs	Total Acquisition Costs	Number of Properties	Number of Beds/Units
Skilled Nursing(1)	$14,402	$58	$14,460	1	120
Land(2)	4,638	—	4,638	—	—

Totals	$19,040	$58	$19,098	1	120

(1)
A skilled nursing property located in Florida which was added to a master lease at an incremental initial cash yield of 8.75%.
(2)
We purchased three vacant parcels of land in Colorado for a total of $3,475 under a pipeline agreement whereby we have the opportunity to finance any senior housing development project or acquisition originated by an operator through May 2018 (unless earlier terminated as provided for therein). The land was added to an existing master lease and we entered into development commitments in an amount not to exceed $30,256 to fund the construction of three memory care properties, two with 60 units and the other with 48 units. We also purchased four parcels of land held-for-use in Michigan for $1,163.

        During the twelve months ended December 31, 2013, one of our lessees exercised its option to purchase six skilled nursing properties located in Ohio with a total of 230 beds for an all cash purchase price of $11,000,000. As a result, we recorded a $2,619,000 gain on sale. Also, during 2013, we sold a 47-bed skilled nursing property in Colorado for $1,000 and recognized a loss of $1,014,000 on the sale.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the twelve months ended December 31, 2013, we completed the following construction projects:

Completed Date	Type of Property	Number of Beds/Units	State	Completed Date	2013 Funding	Total Funding
Jul 2013	Assisted Living(1)	60	Colorado	Jul 2013	$4,316	$9,850
Jul 2013	Skilled Nursing(2)	120	Texas	Jul 2013	5,065	8,635
Oct 2013	Assisted Living(3)	77	Kansas	Oct 2013	8,081	9,675	(3)

	Totals	257			$17,462	$28,160

(1)
This new property is a Memory Care property. The funded amount includes acquired land of $1,882.
(2)
This new property replaces a skilled nursing property in our existing portfolio.
(3)
The funded amount includes acquired land of $730.

        We have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of December 31, 2013, no funds have been requested under this commitment.

        Excluding the $5,000,000 per year commitment above, the following table summarizes our investment commitments as of December 31, 2013 and year to date funding on our development, redevelopment, renovation, and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2013 Funding(2)		Commitment Funded	Remaining Commitment		Number of Properties	Number of Beds/Units
Skilled Nursing	$29,650	$7,221		$12,757	$16,893		6	640
Assisted Living(1)	50,656	9,614		10,661	39,995		7	385

Totals	$80,306	$16,835	(3)	$23,418	$56,888	(3)	13	1,025

(1)
Includes the development of three memory care properties for a total of $30,256, one assisted living and memory care combination property for a total of $5,800, and the expansion of three assisted living properties for a total $14,600.
(2)
Excludes funding for completed construction projects shown above and $260 of capital improvement on three completed projects with no remaining commitments. It also includes $6 funded under the commitment as marketing expense, $3,475 of land acquired for development and the reclass of three pre-development loans with a total balance of $479. See Item 7. Notes Receivable for further discussion of the pre-development loans.
(3)
In January 2014, we funded $8,828 under investment commitments. Accordingly, we have a remaining commitment of $48,060.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our construction in progress (or CIP) activity during the year ended December 31, 2013 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

Properties	Projects	CIP Balance at 12/31/2012	Funded(1)	Capitalized Interest	Conversions out of CIP	CIP Balance at 12/31/2013
Development projects:
Assisted living	6	$4,669	$18,584	$510	$(17,429)	$6,334
Skilled nursing	1	31	5,551	311	—	5,893

Subtotal	7	4,700	24,135	821	(17,429)	12,227
Redevelopment, renovation and expansion projects:
Other	1	6	117	—	(123)	—
Assisted living	4	66	21	—	(79)	8
Skilled nursing	5	3,516	6,730	111	(7,924)	2,433

Subtotal	10	3,588	6,868	111	(8,126)	2,441

Total	17	$8,288	$31,003	$932	$(25,555)	$14,668

(1)
Excludes $73 of capital improvement commitment funding which was capitalized directly into building and improvements and includes the reclass of three pre-development loans with a total balance of $479. See Item 7. Notes Receivable for further discussion of the pre-development loans.

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
(2)
We purchased four skilled nursing properties with 524-beds in Texas for $50,841 which consists of $41,000 in cash at closing with the remainder in the form of contingent earn-out payments. The contingent earn-out payment arrangements require us to pay two earn-out payments totaling up to $11,000 upon the properties achieving a sustainable stipulated rent coverage ratio. During 2013 and 2011, we paid $7,000 and $4,000, respectively, related to the contingent earn-out payment. See Note 11. Commitments and Contingencies for further discussion on the contingent earn-out.
(3)
We purchased two senior housing properties located in South Carolina with 118 skilled nursing beds, 40 assisted living units and 53 independent living units for $11,450.
(4)
We acquired a vacant parcel of land in Texas for the purpose of building a replacement skilled nursing property for a purchase price of $844.

        Depreciation expense on buildings and improvements, including properties classified as held-for-sale, was $24,568,000, $22,002,000, and $19,487,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        Future minimum base rents receivable under the remaining non-cancelable terms of operating leases excluding the four assisted living properties being transitioned to a new lessee, as previously discussed in Note 2. Summary of Significant Accounting Policies, and assuming the Extendicare and ALC master leases are not re-leased at maturity in December 2014, as previously discussed in Note 3. Major Operators, and excluding the effects of straight-line rent and extension options are as follows (in thousands):

Annual Cash Rent
2014	$97,132
2015	85,132
2016	85,393
2017	84,688
2018	81,028
Thereafter	374,524

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Set forth in the table below are the components of the income from discontinued operations (in thousands):

	For the year ended December 31,
	2013	2012	2011
Rental income	$1,123	$1,551	$1,547

Total revenues	1,123	1,551	1,547
Depreciation and amortization	(317)	(540)	(712)
General and administrative expenses	(1)	(6)	(12)

Total expenses	(318)	(546)	(724)

Income from discontinued operations	$805	$1,005	$823

        Mortgage Loans.    The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2013 (dollar amounts in thousands):

					Number of
Type of Property	Gross Investments	Percentage of Investments	Number of Loans	Number of Properties(1)	SNF Beds	ALF Units	Investment per Bed/Unit
Skilled Nursing(2)	$152,401	91.2%	16	32	3,953	—	$38.55
Assisted Living	12,112	7.2%	3	8	—	211	$57.40
Range of Care	2,602	1.6%	1	1	99	74	$15.04

Totals	$167,115	100.0%	20	41	4,052	285

(1)
We have investments in 9 states that include mortgages to 12 different operators.
(2)
Includes a mortgage and construction loan secured by a currently operating skilled nursing property and parcel of land upon which a 106-bed replacement property is being constructed.

        At December 31, 2013, the mortgage loans had interest rates ranging from 7.0% to 13.6% and maturities ranging from 2014 to 2043. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

        During the year ended December 31, 2013, we funded a $124,387,000 mortgage loan with a third-party operator, Prestige Healthcare, secured by 15 skilled nursing properties with a total of 2,092 beds in Michigan. The loan is for a term of 30 years and bears interest at 9.53% for five years, escalating annually thereafter by 2.25%. Payments are interest-only for three years, after which the borrower will make interest payments along with annual principal payments of $1,000,000. The loan agreement provides for additional forward commitments of $12,000,000 for capital improvements at 9.41% for the first twelve months. Beginning in the thirteenth month, the interest will be the greater of 7.25% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the twenty days prior to funding or 9.0% with annual escalations of 2.25%. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, for additional loan proceeds of up to $40,000,000 with such proceeds limited to $10,000,000 per twelve months. The term for the additional loan proceeds will be at the greater of 7.25% plus the positive difference, if any, between the average

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

yields on the U.S. Treasury 10-year note for the twenty days prior to funding or 9.0% with annual escalations of 2.25%.

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

        During the twelve months ended December 31, 2013 and 2012, we funded $4,971,000 and $2,619,000, respectively, under a $10,600,000 mortgage and construction loan that originated during 2012. This loan is secured by a currently operating skilled nursing property and a vacant parcel of land upon which a 106-bed replacement facility is being constructed. The term is 10 years and the interest rate is the greater of 7.25% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the twenty days prior to funding, but no less than 9.25% with annual escalations of 0.25%.The agreement gives us the right to purchase the replacement facility for $13,500,000 during an 18 month period beginning on the first anniversary of the issuance of the certificate of occupancy. If the purchase option is exercised, the replacement facility will be added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option is exercised. As of December 31, 2013, we have a remaining commitment of $3,010,000 under this loan. During the year ended 2012, we also originated a $5,100,000 two-year interest-only bridge loan. The loan is secured by a 70-unit assisted living property in Pennsylvania and bears interest at 7.0% increasing annually by 1.5%.

        At December 31, 2013 and 2012 the carrying values of the mortgage loans were $165,444,000 and $39,299,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled Principal
2014	$14,244
2015	4,272
2016	2,695
2017	7,118
2018	8,233
Thereafter	130,553

Total	$167,115

        During the twelve months ended December 31, 2013, 2012 and 2011, we received $1,933,000, $2,572,000, and $3,136,000, respectively in regularly scheduled principal payments. During the year ended December 31, 2012, we received $19,061,000 plus accrued interest related to the early payoff of eleven mortgage loans secured by four skilled nursing properties and seven assisted living properties. During the year ended December 31, 2011, we received $2,831,000 plus accrued interest related to the payoff of four mortgage loans secured by one assisted living property and seven skilled nursing properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Notes Receivable

        During 2013, we received $3,035,000 for the early repayment of two loans with interest rates ranging from 8.5% to 9.0%. Also during 2013, we committed to fund three loans up to $400,000 each with interest at 12%. Two of these loans mature in September 2017 and one matures in December 2017. We also committed to fund three pre-development loans of $325,000 each to facilitate the site selection and pre-construction services for the future development of three memory care properties. The initial rate of each of these pre-development loans is 12%, increasing by 25 basis points per year. Each of these pre-development loans matured due to the acquisition of the land and the outstanding balance of $479,000 was reclassified to real estate under development during 2013.

        As of December 31, 2013, we have seven loans and line of credit agreements with a total commitment of $2,425,000 and a remaining commitment balance of $1,830,000. The average interest rate of these loans is 11.5%. During 2013, 2012, and 2011, we received principal payments, including loan payoffs, of $3,110,000, $569,000, and $731,000, respectively, and we advanced principal of $1,004,000, $2,930,000, and $232,000, respectively.

8. Marketable Securities

        During 2012, Skilled Healthcare Group, Inc. (or SHG) redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. The SHG Senior Subordinated Notes had a face rate of 11.0% and an effective yield of 11.1%. During 2012, we recognized $235,000 of interest income from our $6,500,000 investment in SHG Senior Subordinated Notes. One of our board members was the chief executive officer of SHG until his retirement on November 20, 2013. See Note 12. Transactions with Related Party for further discussion.

9. Debt Obligations

        Bank Borrowings.    During 2012, we amended our Unsecured Credit Agreement increasing the commitment to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. Additionally, the drawn pricing was decreased by 25 basis points, the undrawn pricing was decreased by 10 basis points and the maturity of the facility was extended for one additional year to May 25, 2016. The amendment also provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage ratios at December 31, 2013, the amended facility provides for interest annually at LIBOR plus 125 basis points and the unused commitment fee was 25 basis points.

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

        During 2013 we borrowed $93,000,000 and repaid $187,500,000 under our Unsecured Credit Agreement. At December 31, 2013, we had $21,000,000 outstanding at an interest rate of LIBOR plus 1.25% and $219,000,000 available for borrowing. In January 2014, we borrowed $11,500,000 at an

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate of LIBOR plus 1.25% under our unsecured revolving line of credit. Accordingly, we have $32,500,000 outstanding and $207,500,000 available for borrowing. At December 31, 2013 and 2012, we were in compliance with all covenants.

        Senior Unsecured Notes.    At December 31, 2013, we had $255,800,000 outstanding under our Senior Unsecured Notes with a weighted average interest rate of 4.85%. During 2013, we sold to affiliates and managed accounts of Prudential Investment Management, Inc. (or individually and collectively Prudential) $70,000,000 aggregate principal amount of 3.99% senior unsecured term notes fully amortizing to maturity on November 20, 2021. We used the proceeds to pay down our unsecured revolving line of credit.

        On October 30, 2013, we entered into an amended and restated note purchase and private shelf agreement with Prudential. The shelf agreement with Prudential, as amended, conforms the definitions and financial covenants contained therein and previously issued senior unsecured promissory notes outstanding to Prudential and certain of its affiliates and managed accounts to those contained in our unsecured credit facility and to covenants contained in the senior unsecured notes sold in July 2012. Any notes sold by us to Prudential under the shelf agreement will be in amounts at fixed interest rates and have maturity dates (each note to have a final maturity not greater than 12 years and an average life not greater than 10 years from the date of issuance) subject to further agreement by us and Prudential.

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

        During 2012, we sold 12-year senior unsecured notes in the aggregate amount of $85,800,000 to a group of institutional investors in a private placement transaction. The notes bear interest at 5.0%, mature on July 19, 2024 and have scheduled annual principal pay downs in years 8 through 12. During 2011, we sold to Prudential $50,000,000 aggregate principal amount of 4.80% senior unsecured term notes fully amortizing to maturity on July 20, 2021.

        Bonds Payable.    At December 31, 2013 and 2012 we had outstanding principal of $2,035,000 and $2,635,000, respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington. These bonds bear interest at a variable rate that is reset weekly and mature during 2015. For the year ended December 31, 2013, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 2.9%. During 2013 and 2012 we paid $600,000 and $565,000, respectively, in regularly scheduled principal payments. At December 31, 2013 and 2012, the aggregate carrying value of real estate properties securing our bonds payable was $6,386,000 and $6,650,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Scheduled Principal Payments.    The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2013, and excludes the effects of interest (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Bank borrowings	$21,000	$—	$—	$21,000	$—	$—	$—
Senior unsecured notes	255,800	4,167	29,166	26,667	26,167	28,167	141,466
Bonds payable	2,035	635	1,400	—	—	—	—

	$278,835	$4,802	$30,566	$47,667	$26,167	$28,167	$141,466

10. Equity

        Preferred Stock.    At December 31, 2013 and 2012, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock is convertible into 2,000,000 shares of our common stock and dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at December 31, 2013 and 2012.

        Common Stock.    During 2013, we sold 4,025,000 shares of common stock in a public offering at a price of $44.50 per share, before fees and costs of $7,748,000. The net proceeds of $171,365,000 were used to pay down amounts outstanding under our unsecured revolving line of credit, to fund acquisitions and our current development commitments and general corporate purposes. Also, during 2013, we acquired 6,925 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

        During 2013, we terminated the equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers' transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During the twelve months ended December 31, 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $662,000 of accumulated costs associated with the equity distribution agreement to additional paid in capital. During 2012, we did not sell shares of our common stock under our equity distribution agreement.

        During 2012, we amended our charter to increase the number of authorized shares of common stock from 45,000,000 to 60,000,000 shares. The charter amendment was approved by our stockholders at the 2012 annual meeting of stockholders held on May 22, 2012.

        Available Shelf Registration.    On July 19, 2013, we filed a Form S-3ASR "shelf" registration statement to replace our prior shelf registration statement. This current shelf registration statement provides us with the capacity to offer up to $800,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2013 we had availability of $800,000,000 under our effective shelf registration.

        Non-controlling Interests.    We currently have no limited partners. During 2012, we had one limited partnership. The limited partnership agreement allowed the limited partners to convert, on a

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercised control, we consolidated the limited partnership and we carried the non-controlling interests at cost.

        During 2012, two of our limited partners exercised their conversion rights to exchange all of their 112,588 partnership units. At our discretion, we converted 23,294 partnership units into an equal number of our common shares. The partnership conversion price was $17.00 per partnership unit. At our discretion, we elected to satisfy the conversion of 89,294 limited partnership units with cash. We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed. The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. Accordingly, the $1,246,000 excess book value of the limited partners' interest in the partnership was reclassified to stockholders' equity. We accounted for these conversions as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Subsequent to these partnership conversions, the assets held by the limited partnership were transferred to other subsidiaries of the Company and the limited partnership was terminated. At December 31, 2012 and 2013, we had no shares of our common stock reserved under any partnership agreements.

        The following table represents the effect of changes in our ownership interest in the limited partnership on equity attributable to LTC Properties, Inc. (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to LTC Properties, Inc.	$57,815	$51,290	$49,252
Transfers from the non-controlling interest
Increase in paid-in capital for limited partners conversion	—	396	—
Decrease in paid-in capital for limited partners conversion	—	(1,246)	—

Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$57,815	$50,440	$49,252

        Distributions.    We declared and paid the following cash dividends (in thousands):

	Year Ended December 31, 2013				Year ended December 31, 2012
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$3,273		$3,273		$3,273		$3,273
Common Stock	63,631	(1)	63,631	(1)	54,512	(2)	54,512	(2)

Total	$66,904		$66,904		$57,785		$57,785

(1)
Represents $0.155 per share per month for January through September 2013 and $0.17 per share per month for October through December 2013
(2)
Represents $0.145 per share per month for January through July of 2012 and $0.155 per share per month for August through December of 2012.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In January 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of January, February and March 2014 payable on January 31, February 28 and March 31, 2014, respectively, to stockholders of record on January 23, February 20 and March 21, 2014, respectively.

        Accumulated Other Comprehensive Income.    During the years we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, we retained the non-investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and are therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non-qualified or tainted which generally results in the "repurchase" by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At December 31, 2013 and 2012, other equity consisted of $117,000 and $152,000, respectively, of accumulated other comprehensive income.

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

        Restricted Stock.    During 2013 and 2012, we granted 34,400 and 90,500 shares of restricted common stock, respectively, as follows:

Year	No. of Shares	Price per Share	Vesting Period
2013:
	8,400	$46.54	ratably over 3 years
	6,000	$41.83	ratably over 3 years
	20,000	$36.26	June 1, 2016

	34,400

2012:
	14,000	$31.77	ratably over 5 years
	12,200	$31.77	January 10, 2016
	30,000	$31.77	June 15, 2015
	8,000	$31.87	ratably over 3 years
	6,300	$34.90	ratably over 5 years
	20,000	$34.90	December 20, 2015

	90,500

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Also during the twelve months ended December 31, 2013, the vesting of 18,180 shares of restricted common stock were accelerated due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. In February 2014, we granted 59,000 shares of restricted common stock at $36.81 per share. These shares vest ratably over a three-year period from the grant date. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock. Restricted stock activity for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Outstanding, January 1	195,449	165,134
Granted	34,400	90,500
Vested	(64,700)	(60,185)
Canceled	—	—

Outstanding, December 31	165,149	195,449

Compensation expense for the year(1)	$2,591,000	$1,809,000

(1)
During 2013, we recorded $457,000 of compensation expense related to the accelerated vesting of 18,180 shares of restricted common stock due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. At December 31, 2013, the total compensation cost related to unvested restricted stock granted is $3,818,000, which will be recognized ratably over the remaining vesting period.

        Stock Options.    No stock options were issued during 2013 and 2012. Nonqualified stock option activity for the years ended December 31, 2013 and 2012, was as follows:

	Shares		Weighted Average Price
	2013	2012	2013	2012
Outstanding, January 1	95,334	180,334	$23.93	$23.33
Granted	—	—	$—	$—
Exercised	(22,000)	(85,000)	$23.79	$22.66
Canceled	—	—	$—	$—

Outstanding, December 31	73,334	95,334	$23.97	$23.93

Exercisable, December 31(1)	73,334	95,334	$23.97	$23.93

(1)
The aggregate intrinsic value of exercisable options at December 31, 2013, based upon the closing price of our common shares at December 31, 2013 the last trading day of 2013, amounted to approximately $838,000. Options exercisable at December 31, 2013 have a weighted average remaining contractual life of approximately 3 years.

        The options exercised during 2013 and 2012 were as follows:

	Options Exercised	Weighted Average Exercise Price	Option Value	Market Value(1)
2013	22,000	$23.79	$523,000	$865,000
2012	85,000	$22.66	$1,926,000	$2,761,000

(1)
As of the exercise dates.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term.

        The weighted average exercise share price of the options was $23.97 and $23.93 as of December 31, 2013 and 2012, respectively. At December 31, 2013, all stock options are exercisable and no shares are scheduled to vest beyond December 31, 2013.

11.   Commitments and Contingencies

        As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds were met. The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we accreted the contingent liability to the settlement amount as of the payment date. The fair value of such contingent liability was re-evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2013, we paid $7,000,000 related to the contingent liability. Accordingly, we have no remaining contingent liability as of December 31, 2013. During 2013 and 2012, we recorded non-cash interest expense of $256,000 and $439,000, respectively, related to the contingent liability. At December 31, 2012, the contingent liability had a carrying value of $6,744,000.

        At December 31, 2013, we had outstanding commitments totaling $80,306,000 to develop, re-develop, renovate or expand senior housing and long term care properties. As of December 31, 2013, we have funded $23,418,000 under these commitments and we have a remaining commitment of $56,888,000. In January 2014, we funded $8,828,000 under investment commitments. Accordingly, we have a remaining commitment of $48,060,000. We also have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. See Note 6. Real Estate Investments for further discussion of these commitments.

        Additionally at December 31, 2013, we had a $10,600,000 mortgage and construction commitment. As of December 31, 2013, we funded $7,590,000 under this commitment and we have a remaining commitment of $3,010,000. In 2013, we funded a $124,387,000 mortgage loan and committed to provide an additional $12,000,000 for capital improvements and, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the first twelve years of the term, additional loan proceeds of up to $40,000,000. As of December 31, 2013, there has been no funding under either of these commitments. See Note 6. Real Estate Investments for further discussion of these mortgage loans.

        At December 31, 2013, we committed to provide $2,425,000 in loans and line of credit agreements. As of December 31, 2013, we had funded $595,000 under these commitments and we have a remaining commitment of $1,830,000. See Note 7. Notes Receivables for further discussion of these commitments.

12.   Transactions with Related Party

        We have directly entered into one transaction with Skilled Healthcare Group, Inc. (or SHG). One of our directors, Boyd W. Hendrickson, served as Chief Executive Officer of SHG until his retirement on November 20, 2013.

        In December 2005, we purchased, on the open market, $10,000,000 face value of SHG Senior Subordinated Notes with a face rate of 11.0% and an effective yield of 11.1%. Our Board of Directors, with Mr. Hendrickson abstaining, ratified the purchase of SHG Senior Subordinated Notes. As a result

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of an early redemption by SHG in 2007, we had a remaining investment in $6,500,000 face value of SHG Senior Subordinated Notes at December 31, 2011. During 2012, SHG redeemed all of their outstanding Senior Subordinated Notes at par value plus accrued and unpaid interest up to the redemption date. During 2012 and 2011, we recognized $235,000 and $721,000 of interest income related to the SHG Senior Subordinated Notes.

        In addition, during September 2007 SHG purchased the assets of Laurel Healthcare (or Laurel). We were not a direct party to this transaction. One of the assets SHG purchased was Laurel's leasehold interests in the skilled nursing properties in New Mexico Laurel leased from us under a 15-year master lease agreement dated in February 2006. Our Board of Directors, with Mr. Hendrickson abstaining, ratified our consent to the assignment of Laurel's master lease to subsidiaries of SHG. The economic terms of the master lease agreement did not change as a result of our assignment of the master lease to subsidiaries of SHG. During 2013, 2012 and 2011, we received $4,479,000, $4,370,000 and $4,264,000, respectively, in rental income and recorded $22,000, $131,000 and $238,000, respectively, in straight-line rental income from subsidiaries of SHG. At December 31, 2013 and 2012, the straight-line rent receivable from subsidiaries of SHG was $3,213,000 and $3,191,000, respectively.

13.   Distributions

        We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

        For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2013, 2012 and 2011 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2013	2012	2011
Ordinary taxable distribution	$1.534	$1.539	$1.370
Return of capital	0.313	0.242	0.295
Unrecaptured Section 1250 gain	0.058	0.004	—
Long term capital gain	—	0.005	0.015

Total	$1.905	$1.790	$1.680

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income Per Common Share

        Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2013	2012	2011
Income from continuing operations	$55,405	$50,306	$48,620
Less net income allocated to non-controlling interests	—	(37)	(191)
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(381)	(377)	(342)
Income allocated to participating securities	(2)	—	—

Total net income allocated to participating securities	(383)	(377)	(342)
Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,273)	(3,273)	(5,512)
Preferred stock redemption charge	—	—	(3,566)

Total net income allocated to preferred stockholders	(3,273)	(3,273)	(9,078)

Income from continuing operations available to common stockholders	51,749	46,619	39,009
Discontinued operations:
Income from discontinued operations	805	1,005	823
Gain on sale of assets, net	1,605	16	—

Total net income from discontinued operations	2,410	1,021	823

Net income available to common stockholders	54,159	47,640	39,832
Effect of dilutive securities:
Convertible preferred securities	—	—	—

Total effect of dilutive securities	—	—	—

Net income for diluted net income per share	$54,159	$47,640	$39,832

Shares for basic net income per share	33,111	30,238	29,194
Effect of dilutive securities:
Stock options	31	40	28
Convertible preferred securities	—	—	—

Total effect of dilutive securities	31	40	28

Shares for diluted net income per share	33,142	30,278	29,222

Basic net income per share	$1.64	$1.58	$1.36

Diluted net income per share(1)	$1.63	$1.57	$1.36

(1)
For each year, the Series C Cumulative Convertible Preferred Stock, the participating securities and the convertible non-controlling interests have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2013
Revenues	$25,277	$25,279	$25,825	$28,593
Net income (loss) from discontinued operations	254	(701)	2,857	—
Net income available to common stockholders	12,060	11,994	16,373	13,732
Net income per common share from continuing operations available to common stockholders:
Basic	$0.39	$0.39	$0.39	$0.40
Diluted	$0.39	$0.39	$0.39	$0.40
Net income (loss) per common share from discontinued operations:
Basic	$0.01	$(0.02)	$0.08	$0.00
Diluted	$0.01	$(0.02)	$0.08	$0.00
Net income per common share available to common stockholders:
Basic	$0.40	$0.36	$0.47	$0.40
Diluted	$0.40	$0.36	$0.47	$0.40
Dividends per share declared	$0.465	$0.465	$0.465	$0.510
Dividend per share paid	$0.465	$0.465	$0.465	$0.510
2012
Revenues	$22,251	$22,704	$23,402	$24,125
Net income from discontinued operations	263	251	253	254
Net income available to common stockholders	12,009	12,194	11,583	11,854
Net income per common share from continuing operations available to common stockholders:
Basic	$0.39	$0.40	$0.37	$0.38
Diluted	$0.39	$0.39	$0.37	$0.38
Net income per common share from discontinued operations:
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01	$0.01
Net income per common share available to common stockholders:
Basic	$0.40	$0.40	$0.38	$0.39
Diluted	$0.40	$0.40	$0.38	$0.39
Dividends per share declared	$0.435	$0.435	$0.455	$0.465
Dividend per share paid	$0.435	$0.435	$0.455	$0.465

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

        The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2013 and 2012 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2013			At December 31, 2012
	Carrying Value	Fair Value		Carrying Value	Fair Value
Mortgage loans receivable	$165,444	$200,248	(1)	$39,299	$44,939	(1)
Bonds payable	2,035	2,035	(2)	2,635	2,635	(2)
Bank borrowings	21,000	21,000	(2)	115,500	115,500	(2)
Senior unsecured notes	255,800	262,351	(3)	185,800	194,838	(3)
Contingent liabilities	—	—		6,744	6,744	(4)

(1)
Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2013 and 2012 was 8.4% and 6.0%, respectively.
(2)
Our bonds payable and bank borrowings are at a variable interest rate. The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at December 31, 2013 and 2012 based upon prevailing market interest rates for similar debt arrangements.
(3)
Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management's estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2013, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.95% for those maturing before year 2020 and 4.25% for those maturing beyond year 2020. At December 31, 2012, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2020 and 4.3% for those maturing beyond year 2020.
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

        Real Estate—Owned Properties:    We funded $8,828,000 under ongoing real estate investment commitments. Accordingly, we have a remaining commitment of $48,060,000. See Note 6. Real Estate Investments for further discussion on the commitments.

        Major Operator:    We will not be renewing the leases expiring on December 31, 2014 with Extendicare and ALC. We have begun a formal process to re-lease the 37 assisted living properties they lease from us. See Note 3. Major Operator for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Debt:    In January 2014, we borrowed $11,500,000 under our unsecured revolving line of credit. Accordingly, we have $207,500,000 available for borrowing.

        Equity:    We declared a monthly cash dividend of $0.17 per share on our common stock for the months of January, February and March 2014, payable on January 31, February 28, and March 31, 2014, respectively, to stockholders of record on January 23, February 20, and March 21, 2014, respectively. Additionally, we granted 59,000 shares of restricted common stock at $36.81 per share. These shares vest ratably over a three-year period from the grant date.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Account Description	Balance at beginning of period(2)	(Recovered) charged to costs and expenses	Charged to other accounts	Deductions(1)		Balance at end of period(2)
Year ended December 31, 2011
Allowance for doubtful accounts and other receivables	$981	$(60)	$—	$—		$921
Straight-line rent receivable allowance	1,473	46	—	—		1,519

	$2,454	$(14)	$—	$—		$2,440

Year ended December 31, 2012
Allowance for doubtful accounts and other receivables	$921	$(139)	$—	$—		$782
Straight-line rent receivable allowance	1,519	38	—	—		1,557

	$2,440	$(101)	$—	$—		$2,339

Year ended December 31, 2013
Allowance for doubtful accounts and other receivables	$782	$1,274	$—	$(385)		$1,671
Straight-line rent receivable allowance	1,557	906 (3)	—	(922	)(3)	1,541

	$2,339	$2,180	$—	$(1,307)		$3,212

(1)
Deductions represent uncollectible accounts written off.
(2)
Includes straight-line rent receivable allowance for properties classified as held-for-sale.
(3)
Includes the write-off of an $878 straight-line rent receivable balance related to the transition of four assisted living properties to a new lessee.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

						Gross amount at which carried at December 31, 2013
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(1)	Accum deprec.	Construction/ renovation date	Acquisition date
Skilled Nursing Properties:
134 Alamogordo, NM	$—		$210	$2,593	$371	$210	$2,964	$3,174	$814	1985	2001
218 Albuquerque, NM	—		1,696	3,891	530	1,696	4,421	6,117	1,277	2008	2005
219 Albuquerque, NM	—		1,950	8,910	207	1,950	9,117	11,067	2,617	1982	2005
220 Albuquerque, NM	—		2,463	7,647	9	2,463	7,656	10,119	2,201	1970	2005
042 Altoona, IA	—		105	2,309	444	105	2,753	2,858	1,580	1973	1996
252 Amarillo, TX	—		844	—	7,925	844	7,925	8,769	186	2013	2011
214 Aransas Pass, TX	—		154	1,276	589	154	1,865	2,019	601	2008	2004
247 Arlington, TX	—		1,016	13,649	—	1,016	13,649	14,665	1,427	2007	2011
171 Atlanta, GA	—		175	1,282	3	175	1,285	1,460	648	1968	1999
040 Atmore, AL	—		131	2,877	196	131	3,073	3,204	1,594	1974	1996
221 Beaumont, TX	—		370	1,141	93	370	1,234	1,604	410	1950	2005
213 Beeville, TX	—		186	1,197	70	186	1,267	1,453	340	1974	2004
215 Benbrook, TX	—		480	2,121	102	480	2,223	2,703	700	1976	2005
007 Bradenton, FL	—		330	2,720	160	330	2,880	3,210	1,723	2002	1993
256 Brownwood, TX	—		164	6,336	—	164	6,336	6,500	312	2011	2012
189 Canyon, TX	—	(2)	196	507	211	196	718	914	718	1986	2000
043 Carroll, IA	—		47	1,033	213	47	1,246	1,293	714	1969	1996
177 Chesapeake, VA	—		388	3,469	1,097	388	4,566	4,954	2,638	2007	1995
257 Cincinnati, OH	—		1,890	25,110	—	1,890	25,110	27,000	816	2009	2012
125 Clovis, NM	—		561	5,539	307	561	5,846	6,407	1,880	2006	2001
129 Clovis, NM	—		598	5,902	59	598	5,961	6,559	1,945	1995	2001
253 Colton, CA	—		2,342	15,158	—	2,342	15,158	17,500	931	1990	2011
211 Commerce City, CO	—		236	3,217	167	236	3,384	3,620	1,137	1964	2004
212 Commerce City, CO	—		161	2,160	95	161	2,255	2,416	736	1967	2004
246 Crowley, TX	—		2,247	14,276	—	2,247	14,276	16,523	1,380	2007	2011
235 Daleville, VA	—		279	8,382	—	279	8,382	8,661	1,086	2005	2010
258 Dayton, OH	—		373	26,627	—	373	26,627	27,000	871	2010	2012
196 Dresden, TN	—		31	1,529	875	31	2,404	2,435	655	2002	2000
185 Gardner, KS	—		896	4,478	4,150	896	8,628	9,524	2,676	2011	1999
248 Granbury, TX	—		836	6,693	—	836	6,693	7,529	1,001	2008	2011
044 Granger, IA	—		62	1,356	221	62	1,577	1,639	862	1979	1996
205 Grapevine, TX	—		431	1,449	188	431	1,637	2,068	752	1974	2002
172 Griffin, GA	—		500	2,900	—	500	2,900	3,400	1,333	1969	1999
250 Hewitt, TX	—		1,780	8,220	99	1,780	8,319	10,099	587	2008	2011
054 Houston, TX	—		202	4,458	1,426	202	5,884	6,086	3,218	2007	1996
051 Houston, TX	—		365	3,769	1,598	365	5,367	5,732	2,874	1968	1996
055 Houston, TX	—		202	4,458	1,359	202	5,817	6,019	3,118	2008	1996
208 Jacksonville, FL	—		486	1,981	30	486	2,011	2,497	764	1987	2002
045 Jefferson, IA	—		86	1,883	296	86	2,179	2,265	1,169	1972	1996
008 Lecanto, FL	—		351	2,665	2,737	351	5,402	5,753	3,040	2006	1993
053 Mesa, AZ	—		305	6,909	1,876	305	8,785	9,090	4,408	1996	1996
226 Mesa, AZ	—		1,095	2,330	—	1,095	2,330	3,425	637	1979	2006
050 Midland, TX	—		33	2,285	26	33	2,311	2,344	1,256	1973	1996
242 Mission, TX	—		1,111	16,602	—	1,111	16,602	17,713	1,497	2004	2010
041 Montgomery, AL	—		242	5,327	115	242	5,442	5,684	2,888	1974	1996
115 Nacogdoches, TX	—		100	1,738	168	100	1,906	2,006	960	1973	1997
233 Nacogdoches, TX	—		394	7,456	268	394	7,724	8,118	950	1991	2010
249 Nacogdoches, TX	—		1,015	11,109	—	1,015	11,109	12,124	1,307	2007	2011
046 Norwalk, IA	—		47	1,033	239	47	1,272	1,319	710	1975	1996
176 Olathe, KS	—		520	1,872	313	520	2,185	2,705	1,089	1968	1999
251 Pasadena, TX	—		1,155	14,345	—	1,155	14,345	15,500	861	2005	2011
210 Phoenix, AZ	—		334	3,383	456	334	3,839	4,173	1,431	1982	2004
193 Phoenix, AZ	—		300	9,703	92	300	9,795	10,095	4,342	1985	2000
047 Polk City, IA	—		63	1,376	153	63	1,529	1,592	845	1976	1996
094 Portland, OR	—		100	1,925	2,652	100	4,577	4,677	2,134	2007	1997
254 Red Oak, TX	—		1,427	17,173	—	1,427	17,173	18,600	902	2002	2012
124 Richland Hills, TX	—		144	1,656	427	144	2,083	2,227	931	1976	2001
197 Ripley, TN	—		20	985	641	20	1,626	1,646	554	2007	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross amount at which carried at December 31, 2013
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(1)	Accum deprec.	Construction/ renovation date	Acquisition date
133 Roswell, NM	—		568	5,235	1,056	568	6,291	6,859	1,644	1975	2001
081 Sacramento, CA	—		220	2,929	—	220	2,929	3,149	1,541	1968	1997
085 Salina, KS	—	(2)	100	1,153	628	100	1,781	1,881	981	1985	1997
243 Stephenville TX	—		670	10,117	—	670	10,117	10,787	1,142	2009	2010
234 St. Petersburg, FL	—		1,070	7,930	—	1,070	7,930	9,000	923	1988	2010
225 Tacoma, WA	—		723	6,401	901	723	7,302	8,025	2,037	2009	2006
178 Tappahannock, VA	—	(2)	375	1,327	397	375	1,724	2,099	1,342	1978	1995
270 Trinity, FL	—		1,653	12,748	—	1,653	12,748	14,401	69	N/A	2013
192 Tucson, AZ	—		276	8,924	112	276	9,036	9,312	4,000	1992	2000
209 Tyler, TX	—		300	3,071	22	300	3,093	3,393	887	1974	2004

Skilled Nursing Properties	—		40,180	382,210	36,369	40,180	418,579	458,759	95,599

Assisted Living Properties:
077 Ada, OK	—		100	1,650	—	100	1,650	1,750	725	1996	1996
136 Arlington, OH	—		629	6,973	—	629	6,973	7,602	2,182	1993	2001
105 Arvada, CO	—		100	2,810	280	100	3,090	3,190	1,282	1997	1997
063 Athens, TX	—		96	1,510	1	96	1,511	1,607	699	1995	1996
260 Aurora, CO	—		831	10,071	—	831	10,071	10,902	303	1999	2012
203 Bakersfield, CA	—		834	11,986	812	834	12,798	13,632	4,367	2002	2001
072 Battleground, WA	—		100	2,500	—	100	2,500	2,600	1,091	1996	1996
117 Beatrice, NE	—		100	2,173	—	100	2,173	2,273	907	1997	1997
137 Bexley, OH	—		306	4,196	—	306	4,196	4,502	1,314	1992	2001
106 Bullhead City, AZ	—		100	2,500	—	100	2,500	2,600	1,045	1997	1997
111 Burley, ID	—		100	2,200	—	100	2,200	2,300	922	1997	1997
112 Caldwell, ID	—		100	2,200	—	100	2,200	2,300	922	1997	1997
024 Camas, WA	—	(3)	100	2,175	—	100	2,175	2,275	979	1996	1996
160 Central, SC	—		100	2,321	—	100	2,321	2,421	797	1998	1999
263 Chatham, NJ	—		5,365	36,399	—	5,365	36,399	41,764	1,050	2002	2012
191 Cordele, GA	—		153	1,455	132	153	1,587	1,740	701	2002	2000
240 Daytona Beach, FL	—		900	3,400	—	900	3,400	4,300	334	1996	2010
156 Denison, IA	—		100	2,713	—	100	2,713	2,813	1,076	1998	1998
057 Dodge City, KS	—		84	1,666	4	84	1,670	1,754	794	1995	1995
083 Durant, OK	—		100	1,769	—	100	1,769	1,869	761	1997	1997
107 Edmond, OK	—		100	1,365	526	100	1,891	1,991	792	1996	1997
122 Elkhart, IN	—		100	2,435	—	100	2,435	2,535	999	1997	1997
155 Erie, PA	—		850	7,477	—	850	7,477	8,327	3,010	1998	1999
113 Eugene, OR	—		100	2,600	—	100	2,600	2,700	1,086	1997	1997
100 Fremont ,OH	—		100	2,435	—	100	2,435	2,535	1,023	1997	1997
163 Ft. Collins, CO	—		100	2,961	2	100	2,963	3,063	1,109	1998	1999
170 Ft. Collins, CO	—		100	3,400	2	100	3,402	3,502	1,252	1999	1999
132 Ft. Meyers, FL	—		100	2,728	9	100	2,737	2,837	1,103	1998	1998
230 Ft. Wayne, IN	—		594	3,461	731	594	4,192	4,786	594	1996	2009
229 Ft. Worth, TX	—		333	4,385	1,028	333	5,413	5,746	1,280	2009	2008
167 Goldsboro, NC	—		100	2,385	1	100	2,386	2,486	762	1998	1999
022 Grandview, WA	—	(3)	100	1,940	—	100	1,940	2,040	888	1996	1996
056 Great Bend, KS	—		80	1,570	21	80	1,591	1,671	827	1995	1995
102 Greeley, CO	—		100	2,310	270	100	2,580	2,680	1,078	1997	1997
164 Greenville, NC	—		100	2,478	2	100	2,480	2,580	891	1998	1999
062 Greenville, TX	—		42	1,565	—	42	1,565	1,607	723	1995	1996
161 Greenwood, SC	—		100	2,638	—	100	2,638	2,738	968	1998	1999
241 Gulf Breeze, FL	—		720	3,780	—	720	3,780	4,500	402	2000	2010
079 Hayden, ID	—		100	2,450	243	100	2,693	2,793	1,168	1996	1996
097 Hoquiam, WA	—		100	2,500	—	100	2,500	2,600	1,050	1997	1997
066 Jacksonville, TX	—		100	1,900	—	100	1,900	2,000	872	1996	1996
071 Kelso, WA	—		100	2,500	—	100	2,500	2,600	1,147	1996	1996
021 Kennewick. WA	—	(3)	100	1,940	—	100	1,940	2,040	892	1996	1996
073 Klamath Falls, OR	—		100	2,300	—	100	2,300	2,400	1,001	1996	1996
101 Lake Havasu, AZ	—		100	2,420	—	100	2,420	2,520	1,017	1997	1997
190 Lakeland, FL	—		519	2,312	1,626	519	3,938	4,457	1,648	2009	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

						Gross amount at which carried at December 31, 2013
			Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances		Land	Building and improvements		Land	Building and improvements	Total(1)	Accum deprec.	Construction/ renovation date	Acquisition date
255 Littleton, CO	—		1,882	—	8,249	1,882	8,249	10,131	147	2013	2012
148 Longmont, CO	—		100	2,640	—	100	2,640	2,740	1,053	1998	1998
060 Longview, TX	—		38	1,568	1	38	1,569	1,607	731	1995	1995
221 Louisville, CO	—		911	11,703	—	911	11,703	12,614	345	2000	2012
114 Loveland, CO	—		100	2,865	270	100	3,135	3,235	1,294	1997	1997
068 Lufkin, TX	—		100	1,950	—	100	1,950	2,050	888	1996	1996
119 Madison, IN	—		100	2,435	—	100	2,435	2,535	1,013	1997	1997
061 Marshall, TX	—		38	1,568	451	38	2,019	2,057	945	1995	1995
058 McPherson, KS	—		79	1,571	4	79	1,575	1,654	819	1994	1995
239 Merritt Island, FL	—		550	8,150	—	550	8,150	8,700	818	2004	2010
104 Millville, NJ	—		100	2,825	—	100	2,825	2,925	1,183	1997	1997
231 Monroeville, PA	—		526	5,334	435	526	5,769	6,295	743	1997	2009
082 Nampa, ID	—		100	2,240	23	100	2,263	2,363	985	1997	1997
166 New Bern, NC	—		100	2,427	1	100	2,428	2,528	790	1998	1999
118 Newark, OH	—		100	2,435	—	100	2,435	2,535	1,013	1997	1997
123 Newport Richey, FL	—		100	5,845	664	100	6,509	6,609	2,994	1995	1998
074 Newport, OR	—		100	2,050	—	100	2,050	2,150	1,140	1996	1996
143 Niceville, FL	—		100	2,680	—	100	2,680	2,780	1,069	1998	1998
095 Norfolk, NE	—		100	2,123	—	100	2,123	2,223	900	1997	1997
232 Pittsburgh, PA	—		470	2,615	333	470	2,948	3,418	411	1994	2009
165 Rocky Mount, NC	—		100	2,494	1	100	2,495	2,595	837	1998	1999
141 Rocky River, OH	—		760	6,963	—	760	6,963	7,723	2,751	1998	1999
059 Salina, KS	—		79	1,571	4	79	1,575	1,654	819	1994	1995
084 San Antonio, TX	—		100	1,900	—	100	1,900	2,000	815	1997	1997
092 San Antonio, TX	—		100	2,055	—	100	2,055	2,155	876	1997	1997
149 Shelby, NC	—		100	2,805	2	100	2,807	2,907	1,118	1998	1998
150 Spring Hill, FL	—		100	2,650	—	100	2,650	2,750	1,057	1998	1998
103 Springfield, OH	—		100	2,035	270	100	2,305	2,405	961	1997	1997
162 Sumter, SC	—		100	2,351	—	100	2,351	2,451	828	1998	1999
140 Tallahassee, FL	—		100	3,075	—	100	3,075	3,175	1,229	1998	1998
098 Tiffin, OH	—		100	2,435	—	100	2,435	2,535	1,023	1997	1997
088 Troy, OH	—		100	2,435	306	100	2,741	2,841	1,157	1997	1997
080 Tulsa, OK	—		200	1,650	—	200	1,650	1,850	718	1997	1997
093 Tulsa, OK	—		100	2,395	—	100	2,395	2,495	1,017	1997	1997
238 Tupelo, MS	—		1,170	8,230	—	1,170	8,230	9,400	870	2000	2010
075 Tyler, TX	—		100	1,800	—	100	1,800	1,900	788	1996	1996
202 Vacaville, CA	—		1,662	11,634	1,141	1,662	12,775	14,437	4,300	2002	2001
025 Vancouver, WA	—	(3)	100	2,785	—	100	2,785	2,885	1,252	1996	1996
091 Waco, TX	—		100	2,235	—	100	2,235	2,335	950	1997	1997
096 Wahoo, NE	—		100	2,318	—	100	2,318	2,418	975	1997	1997
023 Walla Walla, WA	2,035	(3)	100	1,940	—	100	1,940	2,040	884	1996	1996
108 Watauga, TX	—		100	1,668	—	100	1,668	1,768	705	1996	1997
109 Weatherford, OK	—		100	1,669	592	100	2,261	2,361	943	1996	1997
110 Wheelersburg, OH	—		29	2,435	—	29	2,435	2,464	1,013	1997	1997
259 Wichita, KS	—		730	—	9,131	730	9,131	9,861	64	2013	2012
076 Wichita Falls, TX	—		100	1,850	—	100	1,850	1,950	810	1996	1996
120 Wichita Falls, TX	—		100	2,750	—	100	2,750	2,850	1,147	1997	1997
264 Williamstown, NJ	—		711	8,649	—	711	8,649	9,360	253	2000	2012
265 Williamstown, NJ	—		711	6,637	—	711	6,637	7,348	215	2000	2012
138 Worthington, OH	—		—	6,102	—	—	6,102	6,102	4,398	1993	2001
139 Worthington, OH	—		—	3,402	—	—	3,402	3,402	2,475	1995	2001
099 York, NE	—		100	2,318	—	100	2,318	2,418	975	1997	1997

Assisted Living Properties	2,035		29,182	343,162	27,568	29,182	370,730	399,912	107,337

Range of Care Properties:
199 Brownsville, TX	—		302	1,856	835	302	2,691	2,993	783	2009	2004
168 Des Moines, IA(2)	—		115	2,096	1,433	115	3,529	3,644	1,710	1972	1999
26A Gardendale, AL	—		84	6,316	2,084	84	8,400	8,484	3,574	2009	1996
26B Gardendale, AL	—		16	1,234	—	16	1,234	1,250	644	1988	1996

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

					Gross amount at which carried at December 31, 2013
		Initial cost to company		Costs capitalized subsequent to acquisition
	Encumbrances	Land	Building and improvements		Land	Building and improvements	Total(1)		Accum deprec.	Construction/ renovation date	Acquisition date
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007		919	1963	2000
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686		621	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504		601	2001	2011
236 Wytheville, VA	—	647	12,692	—	647	12,692	13,339		2,037	1996	2010

Range of Care Properties	—	2,733	35,800	5,374	2,733	41,174	43,907		10,889

Other:
Schools:
237 Eagan, MN	—	1,110	1,789	275	1,110	2,064	3,174		392	1994	2010
159 Trenton, NJ	—	100	6,000	3,170	100	9,170	9,270		4,483	1998	1998

Schools	—	1,210	7,789	3,445	1,210	11,234	12,444		4,875

Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
273 Richmond, MI	—	380	—	—	380	—	380		—	N/A	2013
274 Rochester Hills, MI	—	290	—	—	290	—	290		—	N/A	2013
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013

Land	—	1,163	—	—	1,163	—	1,163		—

Other	—	2,373	7,789	3,445	2,373	11,234	13,607		4,875

Properties Under Development:
268 Littleton, CO	—	1,200	—	2,170	1,200	2,170	3,370		—	N/A	2013
269 Aurora, CO	—	850	—	655	850	655	1,505		—	N/A	2013
276 Westminster, CO	—	1,425	—	1,015	1,425	1,015	2,440		—	N/A	2013
268 Coldspring, KY	—	2,050	2,688	5,893	2,050	8,581	10,631		—	N/A	2012
267 Frisco, TX	—	1,000	—	2,486	1,000	2,486	3,486		—	N/A	2012

Properties Under Development	—	6,525	2,688	12,219	6,525	14,907	21,432		—

	$2,035	$80,993	$771,649	$84,975	$80,993	$856,624	$937,617	(4)	$218,700

(1)
Depreciation is computed principally by the straight-line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 45 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.
(2)
An impairment charge totaling $4,190 was taken against 4 facilities based on the Company's estimate of the excess carrying value over the fair value of assets to be held and used, and the carrying value over the fair value less cost to sell in instances where management has determined that the company will dispose of the property.
(3)
Single note backed by five facilities in Washington.
(4)
As of December 31, 2013, our aggregate cost for Federal income tax purposes was $954,795.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

        Activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$900,095	$725,031	$615,666
Acquisitions	19,040	166,750	106,135
Improvements	32,008	11,219	3,230
Conversion of mortgage loans into owned properties	—	—	—
Impairment charges	—	—	—
Cost of real estate sold	(13,526)	(2,905)	—

Ending balance	$937,617	$900,095	$725,031

Accumulated depreciation:
Balance at beginning of period	$198,548	$178,196	$158,709
Depreciation Expense	24,568	22,002	19,487
Conversion of mortgage loans into owned properties	—	—	—
Impairment charges	—	—	—
Cost of real estate sold	(4,416)	(1,650)	—

Ending balance	$218,700	$198,548	$178,196

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(in thousands)

										Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Unaudited) Number of								Carrying Amount of Mortgages December 31, 2013
							Current Monthly Debt Service
					Final Maturity Date	Balloon Amount(2)		Face Amount of Mortgages
State	Properties		Units/Beds(3)	Interest Rate(1)
FL	3		269	11.90%	2014	$6,061	$72	$6,850	$6,166	$—
MI	15		2,092	9.53%	2043	97,387	988	124,387	124,387	—
TX	6		100	10.25%	2018	5,095	67	6,800	6,067	—
PA	1		70	7.00%	2014	5,100	30	5,100	5,100	—
WI	1		106	10.10%	2022	—	63	2,619	7,590	—
Various	15		1,700	10.60%-13.63%	2014-2019	10,648	317	27,715	16,134	—

	41	(4)	4,337			$124,291	$1,537	$173,471	$165,444	$—

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
(4)
Includes 20 first-lien mortgage loans as follows:

Number of Loans	Original loan amounts
12	$ 500 - $2,000
2	$2,001 - $3,000
1	$3,001 - $4,000
1	$4,001 - $5,000
1	$5,001 - $6,000
2	$6,001 - $7,000
1	$7,001 +

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (Continued)

(in thousands)

  Activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

Balance—December 31, 2010	$59,026
New mortgage loans	—
Other additions	—
Amortization of mortgage premium	(38)
Collections of principal	(5,967)
Foreclosures	—
Loan loss reserve	60
Other deductions	—

Balance—December 31, 2011	53,081
New mortgage loans	7,719
Other additions	—
Amortization of mortgage premium	(7)
Collections of principal	(21,633)
Foreclosures	—
Loan loss reserve	139
Other deductions	—

Balance—December 31, 2012	39,299
New mortgage loans	124,387
Other additions	4,971
Amortization of mortgage premium	(6)
Collections of principal	(1,933)
Foreclosures	—
Loan loss reserve	(1,274)
Other deductions	—

Balance—December 31, 2013	$165,444

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

Internal Control over Financial Reporting.

        The Management Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on the following pages.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control—Integrated Framework. Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2012, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on our internal control over financial reporting appears on the following page.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

        We have audited LTC Properties, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of LTC Properties, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 20, 2014

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the headings "Proposal 1 Election of Directors," "Corporate Governance Principles and Board Matters," and "Executive Officers."

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the headings "Executive Compensation Discussion and Analysis," "Summary Compensation Table," "Director Compensation," and "Compensation Committee Report."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the heading "Certain Relationships and Related Transactions, and Director Independence."

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2013 fiscal year end) under the heading "Independent Registered Public Accounting Firm Fees and Services."

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as a part of this report:

        All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

        The exhibits required by Item 601 of Regulation S-K are set forth in the index to exhibits of this annual report.

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.'s Current Report on Form 8-K (File No. 1-11314) dated September 14, 2012)
3.2
Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.'s Form 10-Q (File No. 1-11314) for the quarter ended June 30, 2009)
10.1
Credit Agreement dated as of April 18, 2011 among LTC Properties, Inc. and Bank of Montreal, Chicago Branch as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, and Key Bank National Association, as Syndication Agent, and KeyBanc Capital Markets, Inc., as Co-Lead Arranger and Joint Book Runner (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K (File No. 1-11314) dated April 19, 2011)
10.2
First Amendment to Credit Agreement dated as of May 25, 2012 among LTC Properties, Inc. and the Guarantors party thereto and Bank of Montreal, Chicago Branch as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, and Key Bank National Association, as Syndication Agent, and KeyBanc Capital Markets, Inc., as Co-Lead Arranger and Joint Book Runner (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Current Report on Form 8-K dated (File No. 1-11314) May 30, 2012)
10.3
Second Amended and Restated Note Purchase and Private Shelf Agreement dated October 30, 2013 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
10.4	Note Purchase Agreement dated July 19, 2012 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q (File No. 1-11314) for the quarter ended June 30, 2012)
10.5+
Third Amendment to the 2007 Amended and Restated Employment Agreement of Wendy Simpson dated December 4, 2007 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Current Report on Form 8-K (File No. 1-11314) dated December 5, 2007)
10.6+
Third Amended and Restated Employment Agreement of Pamela Kessler, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.13 to LTC Properties, Inc.'s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2007)
10.7+
Second Amended and Restated Employment Agreement of Clint Malin, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.15 to LTC Properties, Inc.'s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2007)
10.8+
Amended and Restated Employment Agreement of T. Andrew Stokes, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.16 to LTC Properties, Inc.'s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2007)
10.9+	Employment Agreement of Caroline L. (Wong) Chikhale, effective as of June 10, 2008
10.10+	Second Amended and Restated Employment Agreement of Peter G. Lyew, effective as of December 4, 2007
10.11	The 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.'s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2009)

Exhibit Number	Description
10.12	Form of Stock Option Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.'s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2009)
10.13
Form of Restricted Stock Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q (File No. 1-11314) for the quarter ended June 30, 2013)
10.14
Form of Indemnity Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.'s Quarterly Report on Form 10-Q (File No. 1-11314) for the quarter ended June 30, 2009)
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
101
The following materials from LTC Properties, Inc.'s Form Annual Report on 10-K for the fiscal year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

+
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
Dated: February 20, 2014
	By:	/s/ PAMELA SHELLEY-KESSLER PAMELA SHELLEY-KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WENDY L. SIMPSON WENDY L. SIMPSON	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2014
/s/ PAMELA SHELLEY-KESSLER PAMELA SHELLEY-KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 20, 2014
/s/ BOYD HENDRICKSON BOYD HENDRICKSON	Director	February 20, 2014
/s/ DEVRA G. SHAPIRO DEVRA G. SHAPIRO	Director	February 20, 2014
/s/ EDMUND C. KING EDMUND C. KING	Director	February 20, 2014
/s/ TIMOTHY J. TRICHE TIMOTHY TRICHE	Director	February 20, 2014