Form 10-Q
period 2014-03-31
LTC PROPERTIES INC
filed 2014-05-06
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

(Mark One)

☒                                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding on April 29, 2014 was 34,817,385.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2014

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Real estate investments:
Land	$ 80,993	$ 80,993
Buildings and improvements	870,498	856,624
Accumulated depreciation and amortization	(224,966)	(218,700)
Net operating real estate property	726,525	718,917
Mortgage loans receivable, net of allowance for doubtful accounts: 2014 — $1,691; 2013 — $1,671	167,472	165,444
Real estate investments, net	893,997	884,361

Other assets:
Cash and cash equivalents	7,542	6,778
Debt issue costs, net	2,276	2,458
Interest receivable	677	702
Straight-line rent receivable, net of allowance for doubtful accounts: 2014 — $1,548; 2013 — $1,541	30,393	29,760
Prepaid expenses and other assets	6,761	6,756
Notes receivable	595	595
Total assets	$942,241	$931,410

LIABILITIES
Bank borrowings	$ 41,000	$ 21,000
Senior unsecured notes	251,633	255,800
Bonds payable	1,400	2,035
Accrued interest	2,350	3,424
Accrued expenses and other liabilities	14,088	16,713
Total liabilities	310,471	298,972

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2014 — 2,000; 2013 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2014 —34,817; 2013 — 34,746	348	347
Capital in excess of par value	689,551	688,654
Cumulative net income	798,852	781,848
Accumulated other comprehensive income	108	117
Cumulative distributions	(895,589)	(877,028)
Total equity	631,770	632,438
Total liabilities and equity	$942,241	$931,410

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share, unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$25,252	$24,511
Interest income from mortgage loans	4,093	1,059
Interest and other income	93	93
Total revenues	29,438	25,663
Expenses:
Interest expense	3,187	3,133
Depreciation and amortization	6,298	6,136
General and administrative expenses	2,949	3,418
Total expenses	12,434	12,687

Net income	17,004	12,976

Income allocated to participating securities	(103)	(98)
Income allocated to preferred stockholders	(818)	(818)
Net income available to common stockholders	$16,083	$12,060

Earnings per common share
Basic	$0.47	$0.40
Diluted	$0.46	$0.40

Weighted average shares used to calculate earnings per common share
Basic	34,586	30,365
Diluted	36,611	30,399

Dividends declared and paid per common share	$0.510	$0.465

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$17,004	$12,976
Reclassification adjustment	(9)	(9)
Comprehensive income	$16,995	$12,967

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$17,004	$12,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,298	6,136
Stock-based compensation expense	666	985
Straight-line rental income	(639)	(937)
Provision for doubtful accounts	27	15
Non-cash interest related to earn-out liabilities	—	110
Other non-cash items, net	369	355
Decrease in accrued interest payable	(1,074)	(994)
Decrease (increase) in interest receivable	5	(24)
Net change in other assets and liabilities	(2,827)	(1,061)
Net cash provided by operating activities	19,829	17,561

INVESTING ACTIVITIES:
Investment in real estate properties under development	(6,157)	(3,952)
Investment in real estate capital improvements	(7,410)	(2,358)
Capitalized interest	(307)	(177)
Advances under mortgage loans receivable	(2,568)	(910)
Principal payments received on mortgage loans receivable	519	462
Advances under notes receivable	—	(63)
Principal payments received on notes receivable	—	114
Net cash used in investing activities	(15,923)	(6,884)

FINANCING ACTIVITIES:
Bank borrowings	20,000	2,000
Principal payments on senior unsecured notes	(4,167)	—
Principal payments on bonds payable	(635)	(600)
Proceeds from common stock offering	—	4,895
Stock option exercises	238	523
Distributions paid to stockholders	(18,560)	(15,035)
Distributions paid to non-controlling interests	—	(7)
Financing costs paid	(11)	—
Other	(7)	(23)
Net cash used in financing activities	(3,142)	(8,247)

Increase in cash and cash equivalents	764	2,430
Cash and cash equivalents, beginning of period	6,778	7,191
Cash and cash equivalents, end of period	$ 7,542	$ 9,621

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 4,375	$ 4,118

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992.  We invest primarily in senior housing and long-term health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes.   Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators.  Our primary senior housing and long-term health care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

Impact of New Accounting Pronouncement.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (or ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. ASU 2014-08 is effective in the first quarter of 2015 with early adoption permitted. We elected early adoption of ASU 2014-08 which did not have a material impact on our consolidated financial position or results of operations.

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

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2014 (dollar amounts in thousands):

						Average
			Number	Number of		Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$459,351	48.3%	68	8,264	—	$55.58
Assisted Living	407,232	42.8%	98	—	4,629	$87.97
Range of Care	43,906	4.6%	8	634	274	$48.35
Under Development (2)	27,395	2.9%	—	—	—	—
Other (3)	13,607	1.4%	2	—	—	—
Totals	$951,491	100.0%	176	8,898	4,903

_________________

(1)                We own properties in 27 states that are leased to 33 different operators.

(2)                Includes three MC developments with a total of 168 units, a combination ALF and MC development with 81 units, and a SNF development with 143 beds.

(3)                Includes two school properties and four parcels of land held-for-use.

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

(iii)        as a percentage of facility net patient revenues in excess of base amounts; or

(iv)        specific dollar increases.

We have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of March 31, 2014, no funds have been requested under this commitment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Excluding the $5,000,000 per year commitment above, the following table summarizes our investment commitments as of March 31, 2014 and year-to-date funding on our development, redevelopment, renovation, and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2014 Funding (2)		Commitment Funded	Remaining Commitment		Number of Properties	Number of Beds/Units
Skilled Nursing	$30,150	$ 1,757		$14,514	$15,636		7	760
Assisted Living (1)	50,656	11,360		22,021	28,635		7	385
Totals	$80,806	$13,117	(3)	$36,535	$44,271	(3)	14	1,145

________________

(1)                Includes the development of three MC properties for a total commitment of $30,256, one ALF/MC property for a total commitment of $5,800, and the expansion of three ALFs for a total commitment of $14,600.

(2)                Excludes funding for completed development of $450.

(3)                In April 2014, we funded $2,438 under investment commitments. Accordingly, we have a remaining commitment of $41,833.

Our construction in progress (or CIP) activity during the three months ended March 31, 2014 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

Properties	Projects	CIP Balance at 12/31/13	Funded(1)	Capitalized Interest	Conversions out of CIP	CIP Balance at 3/31/14
Development projects:
Assisted living	5	$ 6,334	$ 4,541	$137	($8)	$11,004
Skilled nursing	1	5,893	1,166	118	—	7,177
Subtotal	6	12,227	5,707	255	(8)	18,181
Redevelopment, renovation and expansion projects:
Assisted living	3	8	6,819	52	—	6,879
Skilled nursing	5	2,433	591	—	—	3,024
Subtotal	8	2,441	7,410	52	—	9,903
Total	14	$14,668	$13,117	$307	($8)	$28,084

________________

(1)                Excludes $450 of capital improvement commitment funding which was capitalized directly into building.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2014 (dollar amounts in thousands):

		Percentage		Number	Number of		Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties(1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing(2)	$154,564	91.4%	16	33	3,953	—	$39.10
Assisted Living	12,066	7.1%	3	8	—	211	$57.18
Range of Care	2,533	1.5%	1	1	99	74	$14.64
Totals	$169,163	100.0%	20	42	4,052	285

 _____________

(1)                We have investments in properties located in 9 states that include mortgages to 12 different operators.

(2)                Includes a mortgage and construction loan secured by a closed skilled nursing property and a newly constructed 106-bed replacement property.

At March 31, 2014, the mortgage loans had interest rates ranging from 7.1% to 13.6% and maturities ranging from 2014 to 2043.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2014 and 2013, we received $519,000 and $462,000, respectively, in regularly scheduled principal payments. Additionally, during the three months ended March 31, 2014 and 2013, we funded $2,568,000 and $910,000, respectively, under a $10,600,000 mortgage and construction loan. This mortgage and construction loan is secured by a skilled nursing property and a parcel of land upon which a 106-bed replacement property was being constructed. During the three months ended March 31, 2014, we completed the construction of the 106-bed replacement skilled nursing property and relocated all the residents from the old property to the new property. The borrower is responsible for marketing and selling the old property. At March 31, 2014, we have a remaining commitment of $441,000 under this mortgage and construction loan. In April 2014, we funded $344,000 under a $12,000,000 mortgage loan capital improvement commitment. See Note 6. Commitments and Contingencies for further discussion.

3.                                    Notes Receivable

Notes receivable consists of various loans and line of credit agreements with certain operators. During the three months ended March 31, 2014, we did not receive or fund any principal under these notes. In the comparable 2013 period, we received $114,000 in principal payments and we funded $63,000 under these notes. At March 31, 2014, we had eight loans and line of credit agreements with a total commitment to fund $2,750,000. As of March 31, 2014, we funded $595,000 under these commitments and we have a remaining commitment of $2,155,000. The weighted average interest rate of these loans is 11.8%.

4.                                    Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. The Unsecured Credit Agreement matures on May 25, 2016 and provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage at March 31, 2014, the facility provides for interest annually at LIBOR plus 150 basis points and the unused commitment fee was 30 basis points.

During the three months ended March 31, 2014, we borrowed $20,000,000 under our Unsecured Credit Agreement.  At March 31, 2014, we had $41,000,000 outstanding at an interest rate of LIBOR plus 125 basis points and $199,000,000 available for borrowing.  At March 31, 2014, we were in compliance with all covenants.

Senior Unsecured Notes.  At March 31, 2014 and December 31, 2013, we had $251,633,000 and $255,800,000, respectively, outstanding under our Senior Unsecured Notes with a weighted average interest rate of 4.8%. During the three months ended March 31, 2014, we paid $4,167,000 in regularly scheduled principal payments. At March 31, 2014, we had $30,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement which provides for the possible issuance of senior unsecured fixed-rate term notes through October 19, 2014.

Bonds Payable.  At March 31, 2014 and December 31, 2013, we had outstanding principal of $1,400,000 and $2,035,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the three months ended March 31, 2014, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 3.3%.  During the three months ended March 31, 2014 and 2013, we paid $635,000 and $600,000, respectively, in regularly scheduled principal payments.  As of March 31, 2014 and December 31, 2013, the aggregate carrying value of real estate properties securing our bonds payable was $6,320,000 and $6,386,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.                                    Equity

Equity is as follows (in thousands):

Total Equity
Balance at December 31, 2013	$632,438
Net income	17,004
Vested stock option and restricted common stock	666
Stock option exercise	238
Reclassification adjustment	(9)
Preferred stock dividends	(818)
Common stock dividends	(17,742)
Other	(7)
Balance at March 31, 2014	$631,770

Preferred Stock.  At March 31, 2014, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at March 31, 2014.

Common Stock.  During the three months ended March 31, 2014 and 2013, we acquired 200 shares and 600 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. During 2013, we terminated the equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During the three months ended March 31, 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, during 2013, we reclassified $662,000 of accumulated costs associated with the equity distribution agreement to additional paid in capital.

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

Non-controlling Interests. We currently have no limited partners. During 2012, we had one limited partnership. The limited partnership agreement allowed the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercised control, we consolidated the limited partnership and we carried the non-controlling interests at cost. During the three months ended March 31, 2013, we paid $7,000 of accrued distributions to our former limited partners.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Declared	Paid	Declared	Paid
Preferred Stock Series C	$ 818	$ 818	$ 818	$ 818

Common Stock(1)	17,742	17,742	14,217	14,217

Total	$18,560	$18,560	$15,035	$15,035

____________________

(1)              Represents $0.17 per share per month and $0.155 per share per month for the three months ended March 31, 2014 and 2013, respectively.

In April 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of April, May and June, payable on April 30, May 30, and June 30, 2014, respectively, to stockholders of record on April 22, May 22, and June 20, 2014, respectively.

Accumulated Other Comprehensive Income.  At March 31, 2014 and December 31, 2013, accumulated comprehensive income of $108,000 and $117,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the three months ended March 31, 2014, a total of 10,000 stock options were exercised at a total option value of $238,000 and a total market value on the date of exercise of $390,000. In the comparable 2013 period, a total of 22,000 stock options were exercised at a total option value of $523,000 and a total market value on the date of exercise of $865,000. During the three months ended March 31, 2014, we granted 15,000 options to purchase common stock at an exercise price of $38.43 per share.  These stock options vest ratably over a three-year period from the grant date.  No stock options were granted during the three months ended March 31, 2013. At March 31, 2014, we had 78,334 stock options outstanding and 63,334 stock options are exercisable.

At March 31, 2014, the total number of stock options that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 0; 5,000; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense related to the vesting of stock options for the three months ended March 31, 2014 was $1,000. We did not record compensation expense related to the vesting of stock options for the three months ended March 31, 2013. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2014, 2015, 2016 and 2017 is $11,000; $15,000; $15,000 and $2,000, respectively.

During the three months ended March 31, 2014, we granted 59,000 shares of restricted common stock at $36.81 per share and 3,000 shares of restricted common stock at $38.43 per share. These shares vest ratably over a three-year period from the grant date. During the three months ended March 31, 2013, we granted 20,000 shares of restricted common stock at $36.26 per share. These shares all vest on June 1, 2016. Also during the three months ended March 31, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $457,000 of compensation expense related to the accelerated vesting. During the three months ended March 31, 2014 and 2013, we recognized $665,000 and $985,000, respectively, of compensation expense related to the vesting of restricted common stock.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.                                    Commitments and Contingencies

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds are met.  The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we were accreting the contingent liability to the settlement amount as of the payment date. During the third quarter of 2013, we paid $7,000,000 related to the contingent liability. Accordingly, we have no remaining contingent liability as of March 31, 2014. During the three months ended March 31, 2013, we recorded non-cash interest expense of $110,000 related to the contingent liability.

At March 31, 2014, we had outstanding commitments totaling $80,806,000 to develop, re-develop, renovate or expand senior housing and long-term health care properties.  As of March 31, 2014, we have funded $36,535,000 under these commitments and we have a remaining commitment of $44,271,000. In April 2014, we funded $2,438,000 under investment commitments. Accordingly, we have a remaining commitment of $41,833,000. We also have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us.   See Note 2. Real Estate Investments for further discussion of these commitments.

Additionally at March 31, 2014, we had a $10,600,000 mortgage and construction commitment. As of March 31, 2014, we funded $10,159,000 under this commitment and we have a remaining commitment of $441,000. We have also committed to provide an existing borrower an additional $12,000,000 for capital improvements and additional loan proceeds of up to $40,000,000, under certain conditions and based on certain operating metrics and valuation thresholds. At March 31, 2014, no amounts have been funded under these commitments. In April 2014, we funded $344,000 in capital improvements.  Accordingly, we have $11,656,000 remaining under this capital improvement commitment.

At March 31, 2014, we committed to provide $2,750,000 in loans and line of credit agreements. As of March 31, 2014, we had funded $595,000 under these commitments and we have a remaining commitment of $2,155,000. See Note 3. Notes Receivable for further discussion of these commitments.

7.                                    Major Operators

We have two operators from each of which we derive over 10% of our combined rental revenue and interest income from mortgage loans.

Prestige Healthcare (or Prestige) is a privately held company and operates 15 skilled nursing properties and two range of care properties that we own or on which we hold a mortgage secured by first trust deeds. These properties consist of a total of 2,210 skilled nursing beds and 93 assisted living units. Additionally, Prestige manages four parcels of land that we own. These assets represent 14.3% or $135,157,000 of our total assets at March 31, 2014 and generated 10.6% of our combined rental revenue and interest income from mortgage loans recognized for the three months ended March 31, 2014.

Senior Care Centers, LLC (or Senior Care) is a privately held company. Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 11.0%, or $104,086,000, of our total assets at March 31, 2014 and generated 10.5% of our combined rental revenue and interest income from mortgage loans recognized for the three months ended March 31, 2014.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Our master lease with Extendicare, Inc. (or Extendicare) and Enlivant (formerly known as Assisted Living Concepts, LLC) covering 37 assisted living properties with a total of 1,429 units will expire on December 31, 2014. In 2013, Enlivant merged with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub). Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P. For the three months ended March 31, 2014, this portfolio generated approximately $2,741,000 or 9.3% of our combined rental revenue and interest income from mortgage loans. There can be no assurance that we will be able to re-lease these communities on a timely basis, if at all, or that the new rents will be the same as the current rents. In January 2014, we retained CS Capital Advisors, LLC, as our advisors, to assist in the marketing and re-leasing process of these properties.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Prestige Healthcare, Senior Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

8.                                    Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Net income	$17,004	$12,976

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(103)	(98)
Total net income allocated to participating securities	(103)	(98)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)
Total net income allocated to preferred stockholders	(818)	(818)

Net income available to common stockholders	16,083	12,060

Effect of dilutive securities:
Convertible preferred securities	818	—
Net income for diluted net income per share	$16,901	$12,060

Shares for basic net income per share	34,586	30,365
Effect of dilutive securities:
Stock options	25	34
Convertible preferred securities	2,000	—
Shares for diluted net income per share	36,611	30,399

Basic net income per share	$0.47	$0.40
Diluted net income per share (1)	$0.46	$0.40

_______________

(1)              For the three months ended March 31, 2014, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.  For the three months ended March 31, 2013, the Series C Cumulative Convertible Preferred Stock and the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.                                    Fair Value Measurements

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of March 31, 2014 and December 31, 2013 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2014		At December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$167,472	$202,129(1)	$165,444	$200,248(1)
Bonds payable	1,400	1,400(2)	2,035	2,035(2)
Bank borrowings	41,000	41,000 (2)	21,000	21,000 (2)
Senior unsecured notes	251,633	259,000(3)	255,800	262,351(3)

___________

(1)              Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2014 and December 31, 2013 was 8.4%.

(2)              Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at March 31, 2014 and December 31, 2013 based upon prevailing market interest rates for similar debt arrangements.

(3)              Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At March 31, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.95% for those maturing before year 2020 and 4.15% for those maturing beyond year 2020. At December 31, 2013, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.95% for those maturing before year 2020 and 4.25% for those maturing beyond year 2020.

10.                            Subsequent Events

Subsequent to March 31, 2014 the following events occurred.

Real Estate — Owned Properties: We funded $2,438,000 under ongoing real estate investment commitments. Accordingly, we have a remaining commitment of $41,833,000. See Note 2. Real Estate Investments for further discussion on the acquisitions, pipeline agreement and commitments.

Commitments and Contingencies:  We funded $344,000 in capital improvements under a $12,000,000 mortgage loan commitment.  Accordingly, we have a remaining commitment of $11,656,000.  See Note 6. Commitments and Contingencies for further discussion of capital improvement commitments.

Equity:  We declared a monthly cash dividend of $0.17 per share on our common stock for the months of April, May and June, payable on April 30, May 30, and June 30, 2014, respectively, to stockholders of record on April 22, May 22, and June 20, 2014, respectively.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates,’’ or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010); changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under ‘‘Risk Factors’’ contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long-term health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators. Our primary senior housing and long-term health care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  As of March 31, 2014, senior housing and long-term health care properties comprised approximately 99% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of March 31, 2014 (dollar amounts in thousands):

			Three Months Ended March 31, 2014		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income	Interest Income (1)	of Revenues (2)	of Properties (3)	SNF Beds(4)	ALF Units(4)
Skilled Nursing(5)	$613,915	54.9%	$13,565	$3,745	59.0%	101	12,217	—
Assisted Living	419,298	37.4%	10,602	274	37.1%	106	—	4,840
Range of Care	46,439	4.1%	688	74	2.6%	9	733	348
Under Development(6)	27,395	2.4%	—	—	0.0%	—	—	—
Other(7)	13,607	1.2%	397	—	1.3%	2	—	—
Totals	$1,120,654	100.0%	$25,252	$4,093	100.0%	218	12,950	5,188

__________________

(1)                Includes interest income from mortgage loans.

(2)                Includes rental income and interest income from mortgage loans.

(3)                We have investments in 30 states leased or mortgaged to 40 different operators.

(4)                See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(5)                Includes a mortgage and construction loan secured by a closed skilled nursing property and a newly constructed 106-bed replacement property.

(6)                Includes three MC developments with a total of 168 units, a combination ALF and MC development with 81 units, and a SNF development with 143 beds.

(7)                Includes two school properties and four parcels of land held-for-use.

As of March 31, 2014 we had $894.0 million in carrying value of net real estate investments, consisting of $726.5 million or 81.3% invested in owned and leased properties and $167.5 million or 18.7% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2014, rental income and interest income from mortgage loans represented 85.8% and 13.9%, respectively, of total gross revenues.   In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period.  Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the three months ended March 31, 2014, we recorded $0.6 million in straight-line rental income and $7,000 of straight-line rent receivable reserve. We currently expect that straight-line rental income will decrease from a projected $2.2 million in 2014 to a projected $1.7 million in 2015 and our cash rental income is projected to decrease from a projected $97.5 million in 2014 to a projected $85.1 million in 2015 for leases in place at March 31, 2014, excluding leases on non-accrual status and no modification or replacement of existing leases, no lease renewals including the Extendicare/Enlivant lease, and no new leased investments are added to our portfolio.  During the three months ended March 31, 2014, we received $24.8 million of cash rental revenue and recorded amortization of lease inducement cost of $0.2 million.  During the first quarter of 2014, no leases were renewed.  At March 31, 2014, the straight-line rent receivable balance, net of reserves, on the balance sheet was $30.4 million.

Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators.  To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.  We opportunistically consider investments in health care facilities in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return.  Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

•    With respect to skilled nursing properties, a primary component of our strategy is to invest in new or modernized properties operated by experienced, regionally-based operators demonstrating established relationships with local health care systems and managed care provider networks.  We prefer to invest in a property that has significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

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

At March 31, 2014, we had $7.5 million of cash on hand, $199.0 million available under our unsecured revolving line of credit, and $30.0 million available under the uncommitted private shelf agreement for our senior unsecured notes. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Health Care Regulatory Climate

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”).  The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.  The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers.  While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers.  Among other things, the Affordable Care Act:  reduces Medicare skilled nursing facility reimbursement by a so-called “multifactor productivity adjustment” based on economy-wide productivity gains; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term health care services.  The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators.  In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees.  Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business when fully implemented. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013. On December 26, 2013, President Obama signed into law H.J. Res. 59, the Bipartisan Budget Act of 2013, which among other things, extended the Medicare sequestration cuts for another two years through 2023, although Congress and the Administration could enact legislation to end or modify sequestration at any time. Congress and the Administration also could consider other legislation that would have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, encouraging home and community-based long term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services.  There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13
Asset mix:
Real property	$951,491	$937,617	$911,096	$913,042	$906,582
Loans receivable	169,163	167,115	41,079	39,668	40,142

Investment mix:
Skilled nursing properties(1)	$613,915	$611,160	$470,008	$478,751	$478,311
Assisted living properties(1)	419,298	412,024	409,285	406,785	402,913
Range of care properties	46,439	46,509	46,577	46,643	46,707
Under development(1)	27,395	21,432	13,861	8,087	6,349
Other(2)	13,607	13,607	12,444	12,444	12,444

Operator mix:
Prestige Healthcare(3)	$137,739	$137,739	$ 12,189	$ 12,189	$ 12,189
Senior Care Centers, LLC	114,539	114,539	114,539	114,539	114,539
Brookdale Communities(4)	91,089	84,219	84,216	84,212	84,211
Extendicare & Enlivant	88,034	88,034	88,034	88,034	88,034
Juniper Communities, LLC	87,088	87,088	87,088	87,088	87,088
Remaining operators	602,165	593,113	566,109	566,648	560,663

Geographic mix:
Texas	$239,158	$238,750	$238,036	$236,100	$233,865
Michigan(3)	125,550	125,550	—	—	—
Ohio	98,647	98,647	98,647(5)	110,804	110,804
Florida	82,046	82,079	67,710	67,742	67,772
Colorado	78,258	67,416	63,416	59,725	59,009
Remaining states	496,995	492,290	484,366	478,339	475,274

______________

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

(2)                Includes two school properties and four parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige Healthcare.

(3)                During the fourth quarter of 2013, we funded a $124,387 mortgage loan with Prestige Healthcare secured by 15 skilled nursing properties with a total of 2,092 beds in Michigan. Additionally, we purchased four parcels of land located adjacent to properties securing this mortgage loan. These land parcels are managed by Prestige Healthcare.

(4)                On February 20, 2014, Brookdale Senior Living, Inc. (or Brookdale), parent company of Brookdale Senior Living Communities, Inc. (or Brookdale Communities), and Emeritus Corporation (or Emeritus) announced the signing of a definitive merger agreement to expand Brookdale’s unit capacity to a total of 112,700 units in 1,161 communities in 46 states. This transaction is expected to close in the third quarter of 2014.

(5)                Decrease due to the sale of six skilled nursing properties with a total of 230 beds.

Our master lease with Extendicare and Enlivant covering 37 assisted living properties will expire on December 31, 2014.  For the three months ended March 31, 2014, this portfolio generated approximately $2.7 million or 9.3% of our combined rental revenue and interest income from mortgage loans. There can be no assurance that we will be able to re-lease these communities on a timely basis, if at all, or that the new rents will be the same as the current rents. In January 2014, we retained CS Capital Advisors, LLC, as our advisors, to assist in the marketing and re-leasing process of these properties.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/14		12/31/13		9/30/13		6/30/13		3/31/13

Debt to gross asset value	25.2%	(1)	24.2%	(2)	17.8%		17.8%	(6)	30.6%
Debt & preferred stock to gross asset value	28.5%	(1)	27.6%	(2)	21.5%		21.4%	(6)	34.5%

Debt to market capitalization ratio	17.9%		18.0%	(3)	12.1%		11.9%	(7)	19.1%
Debt & preferred stock to market capitalization ratio	20.2%		20.5%	(3)	14.6%		14.3%	(7)	21.6%

Interest coverage ratio(9)	8.3x		8.3x	(4)	9.1x	(5)	8.2x	(8)	7.1x
Fixed charge coverage ratio(9)	6.6x		6.5x	(4)	6.9x	(5)	6.3x	(8)	5.6x

_______________

(1)               Increase primarily due to increased outstanding debt partially offset by the increase in gross asset value from additional development and capital improvement funding.

(2)               Increase primarily due to the increase in outstanding debt due to the sale of senior unsecured notes partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(3)               Increase due to the increase in outstanding debt due to the sale of senior unsecured notes.

(4)               Decrease primarily due to the increase in interest expense resulting from the sale of senior unsecured notes.

(5)               Increase primarily due to the increased rental income from completed construction projects and the decrease in interest expense resulting from lower outstanding debt.

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

(9)               In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non-GAAP financial measure).  Adjusted EBITDA is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows.  Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

	Quarter Ended
	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13

Net income	$17,004	$14,650	$17,286	$12,903	$12,976
(Less) Add: (Gain) loss on sale	—	—	(2,619)	1,014	—
Add: Interest expense	3,187	2,852	2,581	2,798	3,133
Add: Depreciation and amortization	6,298	6,237	6,202	6,131	6,136
Total adjusted EBITDA	$26,489	$23,739	$23,450	$22,846	$22,245

Interest expense	$3,187	$2,852	$2,581	$2,798	$3,133
Interest coverage ratio	8.3x	8.3x	9.1x	8.2x	7.1x

Interest expense	$3,187	$2,852	$2,581	$2,798	$3,133
Preferred stock dividends (excludes preferred stock redemption charge)	818	819	818	818	818
Total fixed charges	$4,005	$3,671	$3,399	$3,616	$3,951

Fixed charge coverage ratio	6.6x	6.5x	6.9x	6.3x	5.6x

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

Operating Results

Three months ended March 31, 2014 compared to three months ended March 31, 2013 (amounts in thousands)

	Three months ended March 31,		Increase/
	2014	2013	(Decrease)
Revenues:
Rental income	$25,252	$24,511	$741	(1)
Interest income from mortgage loans	4,093	1,059	3,034	(2)
Interest and other income	93	93	—
Total revenues	29,438	25,663	3,775

Expenses:
Interest expense	3,187	3,133	54	(3)
Depreciation and amortization	6,298	6,136	162	(1)
General and administrative expenses	2,949	3,418	(469)	(4)
Total expenses	12,434	12,687	(253)

Net income	17,004	12,976	4,028

Income allocated to participating securities	(103)	(98)	(5)
Income allocated to preferred stockholders	(818)	(818)	—
Net income available to common stockholders	$16,083	$12,060	$4,023

_______________

(1)             Increase due to acquisitions, development and capital improvement investments partially offset by the sale of seven skilled nursing properties with a total of 277 beds during 2013.

(2)             Increase primarily due to the origination of a $124,387 mortgage loan during the fourth quarter of 2013 partially offset by normal amortization of existing mortgage loans.

(3)             Increase primarily due to higher average bank borrowings outstanding and the sale of senior unsecured notes partially offset by an increase in capitalized interest related to development projects.

(4)             Decrease primarily due to the one-time severance and accelerated restricted stock vesting charges related to the retirement of our former Senior Vice President, Marketing and Strategic Planning during the first quarter of 2013 partially offset by increased salaries and benefits reflective of increased staffing levels.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income available to common stockholders	$16,083	$12,060
Add: Depreciation and amortization	6,298	6,136
FFO available to common stockholders	$22,381	$18,196

FFO available to common stockholders per share:
Basic	$0.65	$0.60
Diluted	$0.63	$0.59

Weighted average shares used to calculate FFO per share:
Basic	34,586	30,365
Diluted	36,806	32,609

Liquidity and Capital Resources

Operating Activities.  At March 31, 2014, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $951.5 million invested primarily in owned long-term health care properties and mortgage loans of approximately $169.2 million (prior to deducting a $1.7 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 101 skilled nursing properties, 106 assisted living properties, 9 range of care properties, two schools, five parcels of land under development and four parcels of land held-for-use.  These properties are located in 30 states.  Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  For the three months ended March 31, 2014, we had net cash provided by operating activities of $19.8 million.

For the three months ended March 31, 2014, we recorded $0.6 million in straight-line rental income and a reserve of $6,000 on our straight-line rent receivable.  We currently expect that straight-line rental income will decrease from a projected $2.2 million in 2014 to a projected $1.7 million in 2015 and our cash rental income is projected to decrease from a projected $97.5 million in 2014 to a projected $85.1 million in 2015 for leases in place at March 31, 2014, excluding leases on non-accrual status and no modification or replacement of existing leases, no lease renewals including the Extendicare/Enlivant lease, and no new leased investments are added to our portfolio.  During the three months ended March 31, 2014, we received $24.8 million of cash rental revenue and recorded amortization of lease inducement cost of $0.2 million.  During the first quarter of 2014, no leases were renewed.

Investing and Financing Activities.  For the three months ended March 31, 2014, we used $15.9 million of cash for investing activities.  During the three months ended March 31, 2014, we received $0.5 million in regularly scheduled principal payments on our mortgage loans. Additionally, we funded $2.6 million under a $10.6 million mortgage and construction loan and we have a remaining commitment of $0.4 million at March 31, 2014. This mortgage and construction loan was secured by a skilled nursing property and a parcel of land upon which a 106-bed replacement property was being constructed. During the three months ended March 31, 2014, we completed the construction of the 106-bed replacement skilled nursing property and relocated all the residents from the old property to the new property. The borrower is responsible for marketing and selling the old property.

We have also committed to provide an existing borrower an additional $12.0 million for capital improvements and additional loan proceeds of up to $40.0 million, under certain conditions and based on certain operating metrics and valuation thresholds.  At March 31, 2014, no funds have been requested under these commitments.  In April 2014, we funded $0.3 million in capital improvements.  Accordingly, we have $11.7 million remaining under this capital improvement commitment.

As of March 31, 2014, we have a commitment to provide, under certain conditions, up to $5.0 million per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of March 31, 2014, no funds have been requested under this commitment.

Excluding the $5.0 million per year commitment above, the following table summarizes our investment commitments as of March 31, 2014 and year-to-date funding on our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2014 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$30,150	$ 1,757	$14,514	$15,636	7	760
Assisted Living (1)	50,656	11,360	22,021	28,635	7	385
Totals	$80,806	$13,117 (3)	$36,535	$44,271(3)	14	1,145

________________

(1)

Includes the development of three MC properties for a total commitment of $30,256 and one ALF/MC property for a total commitment of $5,800, and the expansion of three ALFs for a total commitment of $14,600.

(2)	Excludes funding for completed development of $450.
(3)	Subsequent to March 31, 2014, we funded $2,438 under investment commitments. Accordingly, we have a remaining commitment of $41,833.

During the three months ended March 31, 2014, we did not receive or fund any principal under our note receivable loans. At March 31, 2014, we had eight notes receivable outstanding with a total commitment to fund $2.8 million. As of March 31, 2014, we funded $0.6 million under these commitments and we have a remaining commitment of $2.2 million. The weighted average interest rate of these loans is 11.8%.

For the three months ended March 31, 2014, we used $3.1 million of cash in financing activities.  During the three months ended March 31, 2014, we paid $0.6 million and $4.2 million in scheduled principal payments on bonds payable and senior unsecured notes, respectively.  Additionally, during the three months ended March 31, 2014, we borrowed $20.0 million under our unsecured revolving line of credit. At March 31, 2014, we had $41.0 million outstanding under our unsecured revolving line of credit with $199.0 million available for borrowing.  At March 31, 2014, we were in compliance with all our covenants.

During the three months ended March 31, 2014, we acquired 200 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, during the three months ended March 31, 2014, a total of 10,000 stock options were exercised at a total option value of $0.2 million and a total market value on the date of exercise of $0.4 million. During the quarter ended March 31, 2014, we granted 15,000 options to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period from the grant date. At March 31, 2014, we had 78,334 stock options outstanding and 63,334 stock options were exercisable.

At March 31, 2014, the total number of stock options that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 0; 5,000; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense relating to the vesting of stock options for the three months ended March 31, 2014 was $1,000. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2014, 2015, 2016 and 2017 is $11,000; $15,000; $15,000 and $2,000, respectively.

During the three months ended March 31, 2014, we granted 59,000 shares of restricted common stock at $36.81 per share and 3,000 shares of restricted common stock at $38.43 per share. These shares vest ratably over a three-year period from the grant date. During the three months ended March 31, 2014, we recognized $0.7 million of compensation expense related to the vesting of restricted common stock. At March 31, 2014, we had 224,349 restricted common shares outstanding. At March 31, 2014, the total number of restricted common stock that is scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 43,181; 94,711; 61,726 and 24,731, respectively.  We have no restricted common stock that is scheduled to vest beyond 2017. The remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock for 2014, 2015, 2016 and 2017 is $2.2 million; $2.1 million; $1.1 million and $0.1 million, respectively.

We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $0.8 million.  Additionally, we declared and paid cash dividends on our common stock totaling $17.7 million.  Subsequent to March 31, 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of April, May and June, payable on April 30, May 30, and June 30, 2014, respectively, to stockholders of record on April 22, May 22, and June 20, 2014, respectively.

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

Liquidity.  We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties, independent living properties, memory care properties, range of care properties and schools we own or that are pledged to us.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term health care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term health care industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term health care industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the senior housing and long-term health care properties.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of March 31, 2014, only $1.4 million of our debt, excluding our unsecured revolving line of credit, was at a variable interest rate.

At March 31, 2014, we had $7.5 million of cash on hand, $199.0 million available under our unsecured revolving line of credit and $30.0 million available under the uncommitted private shelf agreement for potential future senior unsecured notes. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2014.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended March 31, 2014 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2014	—	$—	—	—
February 1 – February 28, 2014	—	$—	—	—
March 1 – March 31, 2014	200	$36.09	—	—
Total	200		—

(1)              During the three months ended March 31, 2014, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

31.2                    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                        The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three ended March 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 6, 2014	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)