Form 10-Q
period 2014-06-30
LTC PROPERTIES INC
filed 2014-08-06
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

(Mark One)

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding on July 30, 2014 was 34,844,551.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2014

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$ 79,211	$ 80,993
Buildings and improvements	877,305	856,624
Accumulated depreciation and amortization	(228,323)	(218,700)
Net operating real estate property	728,193	718,917
Mortgage loans receivable, net of allowance for doubtful accounts: 2014 — $1,698; 2013 — $1,671	168,068	165,444
Real estate investments, net	896,261	884,361

Other assets:
Cash and cash equivalents	8,064	6,778
Debt issue costs, net	2,114	2,458
Interest receivable	655	702
Straight-line rent receivable, net of allowance for doubtful accounts: 2014 — $714; 2013 — $1,541	30,913	29,760
Prepaid expenses and other assets	6,569	6,756
Notes receivable	612	595
Total assets	$945,188	$931,410

LIABILITIES
Bank borrowings	$ 42,000	$ 21,000
Senior unsecured notes	251,633	255,800
Bonds payable	1,400	2,035
Accrued interest	3,450	3,424
Accrued expenses and other liabilities	14,429	16,713
Total liabilities	312,912	298,972

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2014 — 2,000; 2013 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2014 —34,845; 2013 — 34,746	348	347
Capital in excess of par value	690,373	688,654
Cumulative net income	817,125	781,848
Accumulated other comprehensive income	99	117
Cumulative distributions	(914,169)	(877,028)
Total equity	632,276	632,438
Total liabilities and equity	$945,188	$931,410

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$25,025	$24,539	$50,277	$49,015
Interest income from mortgage loans	4,139	1,050	8,232	2,109
Interest and other income	63	92	156	185
Total revenues	29,227	25,681	58,665	51,309
Expenses:
Interest expense	3,088	2,798	6,275	5,931
Depreciation and amortization	6,302	6,124	12,600	12,250
General and administrative expenses	2,704	2,869	5,653	6,287
Total expenses	12,094	11,791	24,528	24,468

Operating income	17,133	13,890	34,137	26,841
Gain on sale of real estate, net	1,140	—	1,140	—
Income from continuing operations	18,273	13,890	35,277	26,841
Discontinued operations:
Income from discontinued operations	—	27	—	52
Loss on sale of real estate, net	—	(1,014)	—	(1,014)
Net loss from discontinued operations	—	(987)	—	(962)

Net income	18,273	12,903	35,277	25,879

Income allocated to participating securities	(117)	(91)	(220)	(189)
Income allocated to preferred stockholders	(818)	(818)	(1,636)	(1,636)
Net income available to common stockholders	$17,338	$11,994	$33,421	$24,054

Basic earnings per common share
Continuing operations	$0.50	$0.39	$0.97	$0.79
Discontinued operations	$0.00	($0.03)	$0.00	($0.03)
Net income available to common stockholders	$0.50	$0.36	$0.97	$0.76

Diluted earnings per common share
Continuing operations	$0.50	$0.39	$0.96	$0.79
Discontinued operations	$0.00	($0.03)	$0.00	($0.03)
Net income available to common stockholders	$0.50	$0.36	$0.96	$0.76

Weighted average shares used to calculate earnings per common share
Basic	34,597	32,913	34,592	31,645
Diluted	36,621	32,946	36,617	31,679

Dividends declared and paid per common share	$0.510	$0.465	$1.020	$0.930

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$18,273	$12,903	$35,277	$25,879
Reclassification adjustment	(9)	(8)	(18)	(17)
Comprehensive income	$18,264	$12,895	$35,259	$25,862

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$35,277	$25,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (continuing and discontinued operations)	12,600	12,267
Stock-based compensation expense	1,449	1,508
(Gain) loss on sale of real estate, net	(1,140)	1,014
Straight-line rental income	(1,247)	(1,860)
Provision for doubtful accounts	38	19
Non-cash interest related to earn-out liabilities	—	220
Other non-cash items, net	745	712
Decrease in interest receivable	7	25
Increase in accrued interest payable	26	17
Net change in other assets and liabilities	(2,518)	(564)
Net cash provided by operating activities	45,237	39,237

INVESTING ACTIVITIES:
Investment in real estate properties under development	(16,080)	(9,310)
Investment in real estate capital improvements	(11,448)	(4,506)
Capitalized interest	(742)	(500)
Proceeds from sale of real estate investments, net	7,707	1
Advances under mortgage loans receivable	(3,707)	(913)
Principal payments received on mortgage loans receivable	1,054	938
Advances under notes receivable	(89)	(510)
Principal payments received on notes receivable	72	2,413
Net cash used in investing activities	(23,233)	(12,387)

FINANCING ACTIVITIES:
Bank borrowings	21,000	2,000
Repayment of bank borrowings	—	(117,500)
Principal payments on senior unsecured notes	(4,167)	—
Principal payments on bonds payable	(635)	(600)
Proceeds from common stock offering	—	176,301
Stock option exercises	277	523
Distributions paid to stockholders	(37,140)	(31,385)
Distributions paid to non-controlling interests	—	(7)
Financing costs paid	(46)	(35)
Other	(7)	(23)
Net cash (used in) provided by financing activities	(20,718)	29,274

Increase in cash and cash equivalents	1,286	56,124
Cash and cash equivalents, beginning of period	6,778	7,191
Cash and cash equivalents, end of period	$8,064	$63,315

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,601	$6,040

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

Impact of New Accounting Pronouncement.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (or ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. ASU 2014-08 is effective in the first quarter of 2015 with early adoption permitted. We elected early adoption of ASU 2014-08 and have not reclassified results of operations for properties disposed subsequent to January 1, 2014 as discontinued operations as these disposals do not represent strategic shifts in our operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (or ASU 2014-09), Revenue from Contracts with Customers: Topic 606. ASU 2014-09 provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This GAAP update also requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2014 (dollar amounts in thousands):

						Average
			Number	Number of		Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$459,470	48.0%	68	8,264	—	$55.60
Assisted Living	405,048	42.4%	96	—	4,496	$90.09
Range of Care	43,906	4.6%	8	634	274	$48.35
Under Development (2)	37,659	3.9%	—	—	—	—
Other (3)	10,433	1.1%	1	—	—	—
Totals	$956,516	100.0%	173	8,898	4,770

(1)          We own properties in 26 states that are leased to 31 different operators.

(2)          Includes three MC developments with a total of 168 units, a combination ALF and MC development with 81 units, and a SNF development with 143 beds.

(3)          Includes one school property and four parcels of land held-for-use.

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

(iii)        as a percentage of facility net patient revenues in excess of base amounts; or

(iv)        specific dollar increases.

During the three months ended June 30, 2014, we sold two assisted living properties located in Florida and Georgia with a total of 133 units and one school property located in Minnesota for a combined sales price of $7,850,000, resulting in net sales proceeds of $7,707,000, and a net gain on sale of $1,140,000. During the six months ended June 30, 2013, we sold a 47-bed skilled nursing property in Colorado for $1,000 and recognized a $1,014,000 loss on sale.

We have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of June 30, 2014, no funds have been requested under this commitment and it is highly unlikely any funds will be expended based on the lease termination date.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Excluding the $5,000,000 per year commitment above, the following table summarizes our investment commitments as of June 30, 2014 and year-to-date funding on our development, redevelopment, renovation, and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2014 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled	$30,150	$ 4,290	$17,047	$13,103	7	760
Assisted Living (1)	50,656	22,788	33,449	17,207	7	385
Totals	$80,806	$27,078(3)	$50,496(4)	$30,310(3)	14	1,145

(1)          Includes the development of three MC properties for a total commitment of $30,256, one ALF/MC property for a total commitment of $5,800, and the expansion of three ALFs for a total commitment of $14,600.

(2)          Excludes funding for a completed development of $450.

(3)          In July 2014, we funded $2,794 under investment commitments. Accordingly, we have a remaining commitment of $27,516.

(4)          Includes land purchase and completed projects with remaining commitment funding and excludes capitalized interest.

Our construction in progress (or CIP) activity during the six months ended June 30, 2014 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

Properties	Projects	CIP Balance at 12/31/13	Funded(1)	Capitalized Interest	Conversions out of CIP	CIP Balance at 6/30/14
Development projects:
Assisted living	5	$ 6,334	$12,051	$335	$ (8)	$18,712
Skilled nursing	1	5,893	3,579	261	—	9,733
Subtotal	6	12,227	15,630	596	(8)	28,445
Redevelopment, renovation and expansion projects:
Assisted living	3	8	10,737	146	—	10,891
Skilled nursing	5	2,433	711	—	(1,433)	1,711
Subtotal	8	2,441	11,448	146	(1,433)	12,602
Total	14	$14,668	$27,078	$742	$(1,441)	$41,047(2)

(1)          Excludes $450 of capital improvement commitment funding on a completed project which was capitalized directly into building.

(2)          Includes capitalized interest and excludes completed projects.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2014 (dollar amounts in thousands):

		Percentage		Number	Number of		Investment
	Gross	of	Number	of	SNF	ALF	per
Type of Property	Investments	Investments	of Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing(2)	$155,287	91.5%	16	33	3,919	—	$39.62
Assisted Living	12,018	7.1%	3	8	—	211	$56.96
Range of Care	2,461	1.4%	1	1	99	74	$14.23
Totals	$169,766	100.0%	20	42	4,018	285

(1)          We have investments in properties located in 9 states that include mortgages to 12 different operators.

(2)          Includes a mortgage and construction loan secured by a closed skilled nursing property and a newly constructed 106-bed replacement property.

At June 30, 2014, the mortgage loans had interest rates ranging from 7.1% to 13.6% and maturities ranging from 2014 to 2043.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the six months ended June 30, 2014 and 2013, we received $1,054,000 and $938,000, respectively, in regularly scheduled principal payments. Additionally, during the six months ended June 30, 2014 and 2013, we funded $3,010,000 and $913,000, respectively, under a $10,600,000 mortgage and construction loan. This mortgage and construction loan has been fully funded with no remaining commitments and is secured by a skilled nursing property and a newly constructed 106-bed replacement skilled nursing property. The residents of the old skilled nursing property were relocated to the newly

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

constructed 106-bed replacement skilled nursing property. The borrower closed the old skilled nursing property and is responsible for marketing and selling it. In July 2014, we funded a $3,027,000 mortgage loan secured by a 100-unit independent living property in Arizona. The loan is for a term of five years and bears interest at 7.0%, escalating 0.25% annually. During the six months ended June 30, 2014, we funded $697,000 under a $12,000,000 capital improvement commitment to an existing borrower and we have a remaining commitment of $11,303,000 at June 30, 2014.

3.                                    Notes Receivable

Notes receivable consists of various loans and line of credit agreements with certain operators. During the six months ended June 30, 2014, we received $72,000 and funded $89,000 in principal under these notes. In the comparable 2013 period, we received $2,413,000 in principal payments which included $2,372,000 for the early repayment of an 8.5% term loan. Also, during the six months ended June 30, 2013, we funded $510,000 under these notes.

At June 30, 2014, we had eight loans and line of credit agreements with a total commitment to fund $2,678,000. As of June 30, 2014, we funded $612,000 under these commitments and we have a remaining commitment of $2,066,000. The weighted average interest rate of these loans is 11.8%. In July 2014, we funded an additional $182,000 under these commitments and we have a remaining commitment of $1,884,000.

4.                                    Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. The Unsecured Credit Agreement matures on May 25, 2016 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2014, the facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 25 basis points.

During the six months ended June 30, 2014, we borrowed $21,000,000 under our Unsecured Credit Agreement. At June 30, 2014, we had $42,000,000 outstanding and $198,000,000 available for borrowing. In July 2014, we borrowed $5,000,000 under our Unsecured Credit Agreement. Accordingly we have $47,000,000 outstanding and $193,000,000 available for borrowing. At June 30, 2014, we were in compliance with all covenants.

Senior Unsecured Notes.  At June 30, 2014 and December 31, 2013, we had $251,633,000 and $255,800,000, respectively, outstanding under our Senior Unsecured Notes with a weighted average interest rate of 4.8%. During the six months ended June 30, 2014, we paid $4,167,000 in regularly scheduled principal payments. At June 30, 2014, we had $30,000,000 available under an Amended and Restated Note Purchase and Private Shelf agreement which provides for the possible issuance of senior unsecured fixed-rate term notes through October 19, 2014.

In July 2014, we locked rate on the sale of $30,000,000 senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our Amended and Restated Note Purchase and Private Shelf agreement. These notes will bear interest at 4.5% and mature on July 31, 2026. We anticipate funding to occur during the third quarter of 2014 and expect to use proceeds to pay down our unsecured revolving line of credit.

Bonds Payable.  At June 30, 2014 and December 31, 2013, we had outstanding principal of $1,400,000 and $2,035,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and will mature during 2015.  For the six months ended June 30, 2014, the weighted average interest rate, including letter of credit

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

fees, on the outstanding bonds was 3.3%.  During the six months ended June 30, 2014 and 2013, we paid $635,000 and $600,000, respectively, in regularly scheduled principal payments.  As of June 30, 2014 and December 31, 2013, the aggregate carrying value of real estate properties securing our bonds payable was $6,254,000 and $6,386,000, respectively.

5.                                    Equity

Equity activity was as follows (in thousands):

Total Equity
Balance at December 31, 2013	$632,438
Net income	35,277
Vested Stock option and restricted common stock vesting	1,449
Stock option exercise	277
Reclassification adjustment	(18)
Preferred stock dividends	(1,636)
Common stock dividends	(35,504)
Other	(7)
Balance at June 30, 2014	$632,276

Preferred Stock.  At June 30, 2014, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at June 30, 2014.

Common Stock.  During the six months ended June 30, 2014 and 2013, we acquired 200 shares and 600 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. During the six months ended June 30, 2013, we sold 4,025,000 shares of common stock at a price of $44.50 per share, before fees and costs of $7,707,000, in a public offering.  The net proceeds of $171,406,000 were used to pay down amounts outstanding under our Unsecured Credit Agreement, to fund our current development commitments and general corporate purposes.

We had an equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During the six months ended June 31, 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, during 2013, we reclassified $662,000 of accumulated costs associated with the equity distribution agreement to additional paid in capital.

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

Non-controlling Interests. We currently have no limited partners. During 2012, we had one limited partnership. The limited partnership agreement allowed the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercised control, we consolidated the limited partnership and we carried the non-controlling interests at cost. During the six months ended June 30, 2013, we paid $7,000 of accrued distributions to our former limited partners.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six months ended June 30, 2014		Six months ended June 30, 2013
	Declared	Paid	Declared	Paid
Preferred Stock Series C	$ 1,636	$ 1,636	$ 1,636	$ 1,636
Common Stock(1)	35,504	35,504	29,749	29,749

Total	$37,140	$37,140	$31,385	$31,385

(1) Represents $0.17 per share per month and $0.155 per share per month for the six months ended June 30, 2014 and 2013, respectively.

In July 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of July, August and September, payable on July 31, August 29, and September 30, 2014, respectively, to stockholders of record on July 23, August 21, and September 22, 2014, respectively.

Accumulated Other Comprehensive Income.  At June 30, 2014 and December 31, 2013, accumulated comprehensive income of $99,000 and $117,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the six months ended June 30, 2014, a total of 11,666 stock options were exercised at a total option value of $277,000 and a total market value on the date of exercise of $455,000. In the comparable 2013 period, a total of 22,000 stock options were exercised at a total option value of $523,000 and a total market value on the date of exercise of $865,000. During the six months ended June 30, 2014, we granted 15,000 options to purchase common stock at an exercise price of $38.43 per share.  These stock options vest ratably over a three-year period from the grant date.  No stock options were granted during the six months ended June 30, 2013. At June 30, 2014, we had 76,668 stock options outstanding and 61,668 stock options are exercisable.

At June 30, 2014, the total number of stock options that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 0; 5,000; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense related to the vesting of stock options for the three and six months ended June 30, 2014 was $4,000 and $5,000. We did not record compensation expense related to the vesting of stock options for the six months ended June 30, 2013. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2014, 2015, 2016 and 2017 is $7,000; $15,000; $15,000 and $2,000, respectively.

During the three months ended June 30, 2014, we granted 25,500 shares of restricted common stock at $40.05 per share. Of these restricted common shares, 15,000 vest ratably from the grant date over a three-year period and 10,500 vest over a one-year period from the grant date. During the six months ended June 30, 2014, excluding the shares granted above, we granted 59,000 shares of restricted common stock at $36.81 per share and 3,000 shares of restricted common stock at $38.43 per share. These shares vest ratably over a three-year period from the grant date.

At June 30, 2014, we had 240,381 restricted common shares outstanding. The total number of restricted common shares that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 33,713; 110,211; 66,726 and 29,731, respectively.  We have no restricted common stock that are scheduled to vest beyond 2017. During the three and six months ended June 30, 2014, we recognized $779,000 and $1,444,000 respectively, of compensation expense related to the vesting of restricted common stock. The remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock for 2014, 2015, 2016, and 2017 is $1,745,000; $2,484,000; $1,262,000 and $190,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2013, we granted 8,400 shares of restricted common stock at $46.54 per share and 6,000 shares of restricted common stock at $41.83 per share.  These shares vest ratably over a three-year period from the grant date. We also granted 20,000 shares of restricted common stock at $36.26 per share during the six months ended June 30, 2013. These shares all vest on June 1, 2016. Additionally, during the six months ended June 30, 2013, we accelerated the vesting of 18,180 shares of restricted common stock due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. Accordingly, we recorded $457,000 of compensation expense related to the accelerated vesting. During the three and six months ended June 30, 2013, we recognized $523,000 and $1,508,000, respectively, of compensation expense related to the vesting of restricted common stock.

6.                                    Commitments and Contingencies

At June 30, 2014, we had outstanding commitments totaling $80,806,000 to develop, re-develop, renovate or expand senior housing and long-term health care properties. As of June 30, 2014, we have funded $50,496,000 under these commitments and we have a remaining commitment of $30,310,000. In July 2014, we funded $2,794,000 under investment commitments. Accordingly, we have a remaining commitment of $27,516,000. We also have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. See Note 2. Real Estate Investments for further discussion of these commitments.

Additionally at June 30, 2014, we have a commitment to provide an existing borrower $12,000,000 for capital improvements. As of June 30, 2014, we funded $697,000 under the capital improvement commitment and we have a remaining commitment of $11,303,000. We also provided this borrower a commitment to borrow up to an additional $40,000,000 of loan proceeds under certain conditions and based on certain operating metrics and valuation thresholds. Since these conditions have not been met, no funding has been made under this additional loan commitment.

At June 30, 2014, we committed to provide $2,678,000 in loans and line of credit agreements. As of June 30, 2014, we had funded $612,000 under these commitments and we have a remaining commitment of $2,066,000. In July 2014, we funded an additional $182,000 under these commitments and we have a remaining commitment of $1,884,000. See Note 3. Notes Receivable for further discussion of these commitments.

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds are met.  The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we were accreting the contingent liability to the settlement amount as of the payment date. During the third quarter of 2013, we paid $7,000,000 related to the contingent liability. Accordingly, we have no remaining contingent liability as of June 30, 2014. During the three and six months ended June 30, 2013, we recorded non-cash interest expense of $110,000 and $220,000, respectively, related to the contingent liability.

7.                                    Major Operators

We have two operators from each of which we derive over 10% of our combined rental revenue and interest income from mortgage loans.

Prestige Healthcare (or Prestige) is a privately held company and operates 15 skilled nursing properties and two range of care properties that we own or on which we hold a mortgage secured by first trust deeds. These properties consist of a total of 2,176 skilled nursing beds and 93 assisted living units. Additionally, Prestige manages four parcels of land that we own. These assets represent 14.4% or $135,732,000, of our total assets at June 30, 2014 and generated 11.2% of our combined rental revenue and interest income from mortgage loans recognized for the six months ended June 30, 2014.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Senior Care Centers, LLC (or Senior Care) is a privately held company. Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 10.9%, or $103,188,000, of our total assets at June 30, 2014 and generated 10.5% of our combined rental revenue and interest income from mortgage loans recognized for the six months ended June 30, 2014.

Our master lease with Extendicare, Inc. (or Extendicare) and Enlivant (formerly known as Assisted Living Concepts, LLC) covering 37 assisted living properties with a total of 1,429 units will expire on December 31, 2014. In 2013, Enlivant merged with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub). Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P. For the six months ended June 30, 2014, this portfolio generated approximately $5,482,000 or 9.4% of our combined rental revenue and interest income from mortgage loans. There can be no assurance that we will be able to re-lease these communities on a timely basis, if at all, or that the new rents will be the same as the current rents. In January 2014, we retained CS Capital Advisors, LLC, as our advisors, to assist in repositioning these properties through new leases with other operators or strategically offering certain properties for sale.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.                                    Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Income from continuing operations	$18,273	$13,890	$35,277	$26,841

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(117)	(91)	(220)	(189)
Total net income allocated to participating securities	(117)	(91)	(220)	(189)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(1,636)	(1,636)
Total net income allocated to preferred stockholders	(818)	(818)	(1,636)	(1,636)

Income from continuing operations available to common stockholders	17,338	12,981	33,421	25,016
Discontinued operations:
Income from discontinued operations	—	27	—	52
Loss on sale of real estate, net	—	(1,014)	—	(1,014)
Total net loss from discontinued operations	—	(987)	—	(962)

Net income available to common stockholders	17,338	11,994	33,421	24,054

Effect of dilutive securities:
Convertible preferred securities	818	—	1,636	—
Net income for diluted net income per share	$18,156	$11,994	$35,057	$24,054

Shares for basic net income per share	34,597	32,913	34,592	31,645
Effect of dilutive securities:
Stock options	24	33	25	34
Convertible preferred securities	2,000	—	2,000	—
Shares for diluted net income per share	36,621	32,946	36,617	31,679

Basic net income per share	$0.50	$0.36	$0.97	$0.76
Diluted net income per share (1)	$0.50	$0.36	$0.96	$0.76

(1)          For the three and six months ended June 30, 2014, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.  For the three and six months ended June 30, 2013, the Series C Cumulative Convertible Preferred Stock and the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of June 30, 2014 and December 31, 2013 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2014		At December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$168,068	$196,275(1)	$165,444	$200,248(1)
Bonds payable	1,400	1,400 (2)	2,035	2,035(2)
Bank borrowings	42,000	42,000 (2)	21,000	21,000 (2)
Senior unsecured notes	251,633	260,980(3)	255,800	262,351(3)

(1)          Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2014 and December 31, 2013 was 8.5% and 8.4%, respectively.

(2)          Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at June 30, 2014 and December 31, 2013 based upon prevailing market interest rates for similar debt arrangements.

(3)          Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At June 30, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.80% for those maturing before year 2020 and 3.95% for those maturing beyond year 2020. At December 31, 2013, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.95% for those maturing before year 2020 and 4.25% for those maturing beyond year 2020.

10.                            Subsequent Events

Subsequent to June 30, 2014 the following events occurred.

Real Estate – Owned Properties: We funded $2,794,000 under ongoing real estate investment commitments. Accordingly, we have a remaining commitment of $27,516,000. See Note 2. Real Estate Investments for further discussion on the commitments.

Real Estate – Mortgage Loans:  We funded a $3,027,000 mortgage loan secured by a 100-unit independent living property in Arizona.  See Note 2. Real Estate Investments for further discussion of the mortgage loan funding.

Notes Receivable:  We funded $182,000 under loans and line of credit agreements with a remaining commitment of $1,884,000. See Note 3. Notes Receivable for further discussion of these commitments.

Debt Obligations:  We locked rate on the sale of $30,000,000 senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our Amended and Restated Note Purchase and Private Shelf agreement. These notes will bear interest at 4.5% and will mature on July 31, 2026. We anticipate funding to occur during the third quarter of 2014 and expect to use proceeds to pay down our unsecured revolving line of credit. See Note 4. Debt Obligations for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Equity:  We declared a monthly cash dividend of $0.17 per share on our common stock for the months of July, August and September, payable on July 31, August 29, and September 30, 2014, respectively, to stockholders of record on July 23, August 21, and September 22, 2014, respectively.

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long-term health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators. Our primary senior housing and long-term health care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  As of June 30, 2014, senior housing and long-term health care properties comprised approximately 99% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of June 30, 2014 (dollar amounts in thousands):

			Six Months Ended June 30, 2014		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income(1)	Interest Income(2)	of Revenues(3)	of Properties(4)	SNF Beds(5)	ALF Units(5)
Skilled Nursing(6)	$614,757	54.6%	$25,674	$7,539	57.1%	101	12,183	—
Assisted Living	417,066	37.0%	21,050	547	37.2%	104	—	4,707
Range of Care	46,367	4.1%	2,506	146	4.6%	9	733	348
Under Development(7)	37,659	3.4%	—	—	0.0%	—	—	—
Other(8)	10,433	0.9%	647	—	1.1%	1	—	—
Totals	$1,126,282	100.0%	$49,877	$8,232	100.0%	215	12,916	5,055

(1)          Excludes rental income from properties sold during the six months ended June 30, 2014.

(2)          Includes interest income from mortgage loans.

(3)          Includes rental income and interest income from mortgage loans.

(4)          We have investments in 29 states leased or mortgaged to 38 different operators.

(5)          See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(6)          Includes a mortgage and construction loan secured by a closed skilled nursing property and a newly constructed 106-bed replacement property.

(7)          Includes three MC developments with a total of 168 units, a combination ALF and MC development with 81 units, and a SNF development with 143 beds.

(8)          Includes one school property and four parcels of land held-for-use.

As of June 30, 2014 we had $896.3 million in carrying value of net real estate investments, consisting of $728.2 million or 81.2% invested in owned and leased properties and $168.1 million or 18.8% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2014, rental income and interest income from mortgage loans represented 85.7% and 14.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the six months ended June 30, 2014, we recorded $1.2 million in straight-line rental income and $12,000 of straight-line rent receivable reserve. We currently expect that straight-line rental income will decrease from a projected $2.2 million in 2014 to a projected $1.8 million in 2015 and our cash rental income is projected to decrease from a projected $97.3 million in 2014 to a projected $84.6 million in 2015 for leases in place at June 30, 2014, excluding leases on non-accrual status and no modification or replacement of existing leases, no lease renewals including the Extendicare/ Enlivant lease, and no new leased investments are added to our portfolio. During the six months ended June 30, 2014, we received $49.4 million of cash rental revenue and recorded amortization of lease inducement cost of $0.3 million.  For the six months ended June 30, 2014, no leases were renewed.  At June 30, 2014, the straight-line rent receivable balance, net of reserves, on the balance sheet was $30.9 million.

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

At June 30, 2014, we had $8.1 million of cash on hand, $198.0 million available under our unsecured revolving line of credit, and $30.0 million available under the uncommitted private shelf agreement for our senior unsecured notes. Subsequent to June 30, 2014, we borrowed $5.0 million under our unsecured revolving line of credit. Accordingly we have $47.0 million outstanding and $193.0 million available for borrowing. Additionally, subsequent to June 30, 2014, we locked rate on the sale of $30.0 million senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our private shelf agreement which is now exhausted. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.  As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On August 6, 2013, CMS published its final Medicare skilled nursing facility payment rate update for fiscal year 2014, which began on October 1, 2013.  CMS estimates that the final rule will increase aggregate Medicare skilled nursing facility payments by $470 million, or 1.3%, compared to fiscal year 2013 levels.  Specifically, under the final rule, Medicare rates are updated to reflect a 2.3% market basket increase that is reduced by a 0.5 percentage point “multifactor productivity adjustment” (described below), and that is further reduced by a 0.5 percentage point forecast error correction.  CMS also rebased the skilled nursing facility market basket to reflect fiscal year 2010 data and made other policy changes. CMS released the final fiscal year 2015 Medicare skilled nursing facility payment update on July 31, 2014.  Under the final rule, Medicare rates will be updated by 2%, based on a 2.5% market basket increase that is reduced by a 0.5 percentage point multifactor productivity adjustment.  CMS estimates that the final rule will increase aggregate Medicare payments to skilled nursing facilities by $750 million. There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013. As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2024, although Congress and the Administration could enact legislation to end or modify sequestration at any time. On April 1, 2014, President Obama signed into law H.R. 4302, the “Protecting Access to Medicare Act of 2014.”  Among other things, the Protecting Access to Medicare Act requires the Secretary of the Department of Health and Human Services to develop a skilled nursing facility “value-based purchasing program,” which will tie Medicare payments to skilled nursing facilities to their performance on certain new readmissions measures, applicable to services furnished beginning October 1, 2018. Congress and the Administration also could consider other legislation that would have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, encouraging home and community-based long term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services.  There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13
Asset mix:
Real property	$956,516	$951,491	$937,617	$911,096	$913,042
Loans receivable(2)	169,766	169,163	167,115	41,079	39,668

Investment mix:
Skilled nursing properties	$614,757	$613,915	$611,160	$470,008	$478,751
Assisted living properties	417,066	419,298	412,024	409,285	406,785
Range of care properties	46,367	46,439	46,509	46,577	46,643
Under development	37,659	27,395	21,432	13,861	8,087
Other(1)(2)	10,433	13,607	13,607	12,444	12,444

Operator mix:
Prestige Healthcare(2)	$138,437	$137,739	$137,739	$ 12,189	$ 12,189
Senior Care Centers, LLC	114,539	114,539	114,539	114,539	114,539
Brookdale Communities(3)	95,101	91,089	84,219	84,216	84,212
Extendicare & Enlivant	88,034	88,034	88,034	88,034	88,034
Juniper Communities, LLC	87,088	87,088	87,088	87,088	87,088
Remaining operators	603,083	602,165	593,113	566,109	566,648

Geographic mix:
Texas	$239,809	$239,158	$238,750	$238,036	$236,100
Michigan(2)	126,247	125,550	125,550	—	—
Ohio	98,647	98,647	98,647	98,647(4)	110,804
Colorado	89,019	78,258	67,416	63,416	59,725
Florida(5)	77,555	82,046	82,079	67,710	67,742
Remaining states	495,005	496,995	492,290	484,366	478,339

(1)          During the second quarter of 2014, we sold a school property. Accordingly, we had one school property and four parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige Healthcare as of June 30, 2014.

(2)          During the fourth quarter of 2013, we funded a $124,387 mortgage loan with Prestige Healthcare secured by 15 skilled nursing properties with a total of 2,092 beds in Michigan. Additionally, we purchased four parcels of land located adjacent to properties securing this mortgage loan. These land parcels are managed by Prestige Healthcare.

(3)          On February 20, 2014, Brookdale Senior Living, Inc. (or Brookdale), parent company of Brookdale Senior Living Communities, Inc. (or Brookdale Communities), and Emeritus Corporation (or Emeritus) announced the signing of a definitive merger agreement to expand Brookdale’s unit capacity to a total of 112,700 units in 1,161 communities in 46 states. This transaction is expected to close in the third quarter of 2014.

(4)          Decrease due to the sale of six skilled nursing properties with a total of 230 beds.

(5)          During the second quarter of 2014, we sold two assisted living properties located in Florida and Georgia.

Our master lease with Extendicare and Enlivant covering 37 assisted living properties will expire on December 31, 2014.  For the six months ended June 30, 2014, this portfolio generated approximately $5.5 million or 9.4% of our combined rental revenue and interest income from mortgage loans. There can be no assurance that we will be able to re-lease these communities on a timely basis, if at all, or that the new rents will be the same as the current rents. In January 2014, we retained CS Capital Advisors, LLC, as our advisors, to assist in repositioning these properties through new leases with other operators or strategically offering certain properties for sale.

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

Balance Sheet Metrics

	Year to Date	Quarter Ended
	6/30/14	6/30/14		3/31/14		12/31/13		9/30/13		6/30/13

Debt to gross asset value	25.1%	25.1%		25.2%	(2)	24.2%	(3)	17.8%		17.8%
Debt & preferred stock to gross asset value	28.4%	28.4%		28.5%	(2)	27.6%	(3)	21.5%		21.4%

Debt to market capitalization ratio	17.4%	17.4%	(1)	17.9%		18.0%	(4)	12.1%		11.9%
Debt & preferred stock to market capitalization ratio	19.7%	19.7%	(1)	20.2%		20.5%	(4)	14.6%		14.3%

Interest coverage ratio(7)	7.6x	7.5x		7.6x		7.7x	(5)	8.4x	(6)	7.3x
Fixed charge coverage ratio(7)	6.1x	6.1x		6.1x		6.1x	(5)	6.5x	(6)	5.8x

(1)         Decrease primarily due to the increase in market capitalization.

(2)         Increase primarily due to the increase of our unsecured revolving line of credit partially offset by the increase in gross asset value from additional development and capital improvement funding.

(3)         Increase primarily due to the increase in outstanding debt due to the sale of senior unsecured notes partially offset by the increase in gross asset value from origination of a $124.4 million mortgage loan and additional development and capital improvement funding.

(4)         Increase due to the increase in outstanding debt due to the sale of senior unsecured notes.

(5)         Decrease primarily due to the increase in interest expense resulting from the sale of senior unsecured notes.

(6)         Increase primarily due to the increased rental income from completed construction projects and the decrease in interest expense resulting from lower outstanding debt.

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

	Year to Date	Quarter Ended
	6/30/14	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13

Net income	$35,277	$18,273	$17,004	$14,650	$17,286	$12,903
(Less) add: (Gain) loss on sale of real estate, net	(1,140)	(1,140)	—	—	(2,619)	1,014
Add: Interest expense	6,275	3,088	3,187	2,852	2,581	2,798
Add: Depreciation and amortization (continuing and discontinued operations)	12,600	6,302	6,298	6,237	6,202	6,131
Total adjusted EBITDA	$53,012	$26,523	$26,489	$23,739	$23,450	$22,846

Interest expense	$ 6,275	$ 3,088	$ 3,187	$ 2,852	$ 2,581	$ 2,798
Add: Capitalized interest	742	435	307	214	218	323
Interest incurred	$ 7,017	$ 3,523	$ 3,494	$ 3,066	$ 2,799	$ 3,121

Interest coverage ratio	7.6x	7.5x	7.6x	7.7x	8.4x	7.3x

Interest incurred	$ 7,017	$ 3,523	$ 3,494	$ 3,066	$ 2,799	$ 3,121
Preferred stock dividends	1,636	818	818	819	818	818
Total fixed charges	$ 8,653	$ 4,341	$ 4,312	$ 3,885	$ 3,617	$ 3,939

Fixed charge coverage ratio	6.1x	6.1x	6.1x	6.1x	6.5x	5.8x

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

Operating Results

Three months ended June 30, 2014 compared to three months ended June 30, 2013 (amounts in thousands)

	Three months ended June 30,				Increase/
	2014		2013		(Decrease)
Revenues:
Rental income	$25,025		$24,539		$ 486	(1)
Interest income from mortgage loans	4,139		1,050		3,089	(2)
Interest and other income	63		92		(29)
Total revenues	29,227		25,681		3,546

Expenses:
Interest expense	3,088		2,798		290	(3)
Depreciation and amortization	6,302		6,124		178	(1)
General and administrative expenses	2,704		2,869		(165)	(4)
Total expenses	12,094		11,791		303

Operating income	17,133		13,890		3,243
Gain on sale of real estate, net	1,140	(5)	—		1,140
Income from continuing operations	18,273		13,890		4,383
Discontinued operations:
Income from discontinued operations	—		27	(6)	(27)
Loss on sale of real estate, net	—		(1,014)	(6)	1,014
Net loss from discontinued operations	—		(987)		987

Net income	18,273		12,903		5,370

Income allocated to participating securities	(117)		(91)		(26)
Income allocated to preferred stockholders	(818)		(818)		—
Net income available to common stockholders	$17,338		$11,994		$5,344

(1)         Increase due to acquisitions, development and capital improvement investments partially offset by the sale of two assisted living properties with a total of 133 units and one school during 2014 and seven skilled nursing properties with a total of 277 beds during 2013.

(2)         Increase due to the origination of a $124,387 mortgage loan during the fourth quarter of 2013 and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)         Increase primarily due to higher average bank borrowings outstanding and the sale of senior unsecured notes in 2013 partially offset by an increase in capitalized interest related to development projects.

(4)         Decrease primarily due to timing of expenditures relating to marketing sponsorships.

(5)         Represents the gain on sale of two assisted living properties partially offset by the loss on sale of a school. During 2014, we adopted a new accounting principle which only requires the presentation of discontinued operations if a disposal represents a strategic shift in operations. The new accounting principle is applied prospectively to all disposals subsequent to the adoption. These disposals did not represent strategic shifts in our operations. As a result, we did not reclassify results of operations for these disposed properties.

(6)         Represents the loss on sale of a 47-bed skilled nursing property and related net results of operations for the sold property.

Six months ended June 30, 2014 compared to six months ended June 30, 2013 (amounts in thousands)

	Six months ended June 30,				Increase/
	2014		2013		(Decrease)
Revenues:
Rental income	$50,277		$49,015		$1,262	(1)
Interest income from mortgage loans	8,232		2,109		6,123	(2)
Interest and other income	156		185		(29)
Total revenues	58,665		51,309		7,356

Expenses:
Interest expense	6,275		5,931		344	(3)
Depreciation and amortization	12,600		12,250		350	(1)
General and administrative expenses	5,653		6,287		(634)	(4)
Total expenses	24,528		24,468		60

Operating income	34,137		26,841		7,296
Gain on sale of real estate, net	1,140	(5)	—		1,140
Income from continuing operations	35,277		26,841		8,436
Discontinued operations:
Income from discontinued operations	—		52	(6)	(52)
Loss on sale of real estate, net	—		(1,014)	(6)	1,014
Net loss from discontinued operations	—		(962)		962

Net income	35,277		25,879		9,398

Income allocated to participating securities	(220)		(189)		(31)
Income allocated to preferred stockholders	(1,636)		(1,636)		—
Net income available to common stockholders	$33,421		$24,054		$9,367

(1)         Increase due to acquisitions, development and capital improvement investments partially offset by the sale of two assisted living properties with a total of 133 units and one school during 2014 and seven skilled nursing properties with a total of 277 beds during 2013.

(2)         Increase due to the origination of a $124,387 mortgage loan during the fourth quarter of 2013 and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)         Increase primarily due to higher average bank borrowings outstanding and the sale of senior unsecured notes in 2013 partially offset by an increase in capitalized interest related to development projects.

(4)         Decrease primarily due to the one-time severance and accelerated restricted stock vesting charges related to the retirement of our former Senior Vice President, Marketing and Strategic Planning during the first quarter of 2013 and timing of expenditures relating to marketing sponsorships.

(5)         Represents the gain on sale of two assisted living properties partially offset by the loss on sale of a school. During 2014, we adopted a new accounting principle which only requires the presentation of discontinued operations if a disposal represents a strategic shift in operations. The new accounting principle is applied prospectively to all disposals subsequent to the adoption. These disposals did not represent strategic shifts in our operations. As a result, we did not reclassify results of operations for these disposed properties.

(6)         Represents the loss on sale of a 47-bed skilled nursing property and related net results of operations for the sold property.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$17,338	$11,994	$33,421	$24,054
Add: Depreciation and amortization (continuing and discontinued operations)	6,302	6,131	12,600	12,267
(Less) add : (Gain) loss on sale of real estate, net	(1,140)	1,014	(1,140)	1,014
FFO available to common stockholders	$22,500	$19,139	$44,881	$37,335

FFO available to common stockholders per share:
Basic	$0.65	$0.58	$1.30	$1.18
Diluted	$0.64	$0.57	$1.27	$1.16

Weighted average shares used to calculate FFO per share:
Basic	34,597	32,913	34,592	31,645
Diluted	36,848	35,139	36,828	33,881

Liquidity and Capital Resources

Operating Activities.  At June 30, 2014, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $956.5 million invested primarily in owned long-term health care properties and mortgage loans of approximately $169.8 million (prior to deducting a $1.7 million reserve).  Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 101 skilled nursing properties, 104 assisted living properties, 9 range of care properties, one school, five parcels of land under development and four parcels of land held-for-use.  These properties are located in 29 states.  Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  For the six months ended June 30, 2014, we had net cash provided by operating activities of $45.2 million.

For the six months ended June 30, 2014, we recorded $1.2 million in straight-line rental income and a reserve of $12,000 on our straight-line rent receivable.  We currently expect that straight-line rental income will decrease from a projected $2.2 million in 2014 to a projected $1.8 million in 2015 and our cash rental income is projected to decrease from a projected $97.3 million in 2014 to a projected $84.6 million in 2015 for leases in place at June 30, 2014, excluding leases on non-accrual status and no modification or replacement of existing leases, no lease renewals including the Extendicare/ Enlivant lease, and no new leased investments are added to our portfolio.  During the six months ended June 30, 2014, we received $49.4 million of cash rental revenue and recorded amortization of lease inducement cost of $0.3 million.  For the six months ended June 30, 2014, no leases were renewed.  At June 30, 2014, the straight-line rent receivable balance, net of reserves, on the balance sheet was $30.9 million.

Investing and Financing Activities.  For the six months ended June 30, 2014, we used $23.3 million of cash for investing activities.  During the six months ended June 30, 2014, we received $1.1 million in regularly scheduled principal payments on our mortgage loans. Additionally, we funded $3.0 million under a $10.6 million mortgage and construction loan. This mortgage and construction loan has been fully funded with no remaining commitments and is secured by a skilled nursing property and a newly constructed 106-bed replacement skilled nursing property. The residents of the old skilled nursing property were relocated to the newly constructed 106-bed replacement skilled nursing property. The borrower closed the old skilled nursing property and is responsible for marketing and selling it. Subsequent to June 30, 2014, we funded a $3.0 million mortgage loan secured by a 100-unit independent living property in Arizona. The loan is for a term of five years and bears interest at 7.0%, escalating 0.25% annually.

Additionally, during the six months ended June 30, 2014, we funded $0.7 million under a $12.0 million capital improvement commitment to an existing borrower and we have a remaining commitment of $11.3 million at June 30, 2014. We also provided this borrower a commitment to borrow up to an additional $40.0 million of loan proceeds under certain conditions and based on certain operating metrics and valuation thresholds. Since these conditions have not been met, no funding has been made under this additional loan commitment.

During the six months ended June 30, 2014, we sold two assisted living properties located in Florida and Georgia with a total of 133 units and one school property located in Minnesota for a combined sales price of $7.9 million, resulting in net sales proceeds of $7.7 million, and a net gain on sale of $1.1 million.

As of June 30, 2014, we have a commitment to provide, under certain conditions, up to $5.0 million per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of June 30, 2014, no funds have been requested under this commitment and it is highly unlikely any funds will be expended based on the lease termination date.

Excluding the $5.0 million per year commitment above, the following table summarizes our investment commitments as of June 30, 2014 and year-to-date funding on our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2014 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$30,150	$ 4,290	$17,047	$13,103	7	760
Assisted Living (1)	50,656	22,788	33,449	17,207	7	385
Totals	$80,806	$27,078 (3)	$50,496	$30,310(3)	14	1,145

(1)          Includes the development of three MC properties for a total commitment of $30,256 and one ALF/MC property for a total commitment of $5,800, and the expansion of three ALFs for a total commitment of $14,600.

(2)          Excludes funding for completed development of $450.

(3)          Subsequent to June 30, 2014, we funded $2,794 under investment commitments. Accordingly, we have a remaining commitment of $27,516.

During the six months ended June 30, 2014, we received $0.1 million and funded $0.1 million in principal under our note receivable loans. At June 30, 2014, we had eight notes receivable outstanding with a total commitment to fund $2.7 million. As of June 30, 2014, we funded $0.6 million under these commitments and we have a remaining commitment of $2.1 million. The weighted average interest rate of these loans is 11.8%. Subsequent to June 30, 2014, we funded an additional $0.2 million under these commitments and we have a remaining commitment of $1.9 million.

For the six months ended June 30, 2014, we used $20.7 million of cash in financing activities.  During the six months ended June 30, 2014, we paid $0.6 million and $4.2 million in scheduled principal payments on bonds payable and senior unsecured notes, respectively. Additionally, during the six months ended June 30, 2014, we borrowed $21.0 million under our unsecured revolving line of credit. At June 30, 2014, we had $42.0 million outstanding under our unsecured revolving line of credit with $198.0 million available for borrowing. Subsequent to June 30, 2014, we borrowed $5.0 million under our unsecured revolving line of credit. Accordingly we have $47.0 million outstanding and $193.0 million available for borrowing. At June 30, 2014, we were in compliance with all our covenants.

Subsequent to June 30, 2014, we locked rate on the sale of $30.0 million senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our Amended and Restated Note Purchase and Private Shelf agreement. These notes will bear interest at 4.5% and will mature on July 31, 2026. We anticipate funding to occur during the third quarter of 2014 and expect to use proceeds to pay down our unsecured revolving line of credit.

During the six months ended June 30, 2014, we acquired 200 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, during the six months ended June 30, 2014, a total of 11,666 stock options were exercised at a total option value of $0.3 million and a total market value on the date of exercise of $0.5 million. During the six months ended June 30, 2014, we granted 15,000 options to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period from the grant date. At June 30, 2014, we had 76,668 stock options outstanding and 61,668 stock options were exercisable.

At June 30, 2014, the total number of stock options that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 0; 5,000; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense relating to the vesting of stock options for the six months ended June 30, 2014 was $5,000. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2014, 2015, 2016 and 2017 is $7,000; $15,000; $15,000 and $2,000, respectively.

During the six months ended June 30, 2014, we granted the following restricted common shares:

No. of Shares	Price per Share	Vesting Period
59,000	$36.81	ratably over 3 years
3,000	$38.43	ratably over 3 years
15,000	$40.05	ratably over 3 years
10,500	$40.05	over 1 year
87,500

At June 30, 2014, we had 240,381 restricted common shares outstanding. The total number of restricted common shares that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 33,713; 110,211; 66,726 and 29,731, respectively.  We have no restricted common stock that are scheduled to vest beyond 2017. During the six months ended June 30, 2014, we recognized $1.4 million of compensation expense related to the vesting of restricted common stock. The remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock for 2014, 2015, 2016, and 2017 is $1.7 million; $2.5 million; $1.3 million and $0.2 million, respectively.

During the six months ended June 30, 2014, we paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $1.6 million.  Additionally, we declared and paid cash dividends on our common stock totaling $35.5 million.  Subsequent to June 30, 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of July, August and September, payable on July 31, August 29, and September 30, 2014, respectively, to stockholders of record on July 23, August 21, and September 22, 2014, respectively.

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

Liquidity.  We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable.  The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the skilled nursing properties, assisted living properties, independent living properties, memory care properties, range of care properties and school we own or that are pledged to us.  The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control.  Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing long-term health care facilities, ability to control rising operating costs, and the potential for significant reforms in the long-term health care industry.  In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the long-term health care industry.  We cannot presently predict what impact these proposals may have, if any.  We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the senior housing and long-term health care properties.  In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of June 30, 2014, only $1.4 million of our debt, excluding our unsecured revolving line of credit, was at a variable interest rate.

At June 30, 2014, we had $8.1 million of cash on hand, $198.0 million available under our unsecured revolving line of credit and $30.0 million available under the uncommitted private shelf agreement for potential future senior unsecured notes. Subsequent to June 30, 2014, we borrowed $5.0 million under our unsecured revolving line of credit. Accordingly we have $47.0 million outstanding and $193.0 million available for borrowing. Additionally, subsequent to June 30, 2014, we locked rate on the sale of $30.0 million senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our private shelf agreement which is now exhausted. We also have the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2014.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

31.2                    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                        The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30,2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30,2014 and 2013; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 6, 2014	By:	/s/ PAMELA SHELLEY-KESSLER
Pamela Shelley-Kessler
Executive Vice President, Chief Financial
Officer and Corporate Secretary
(Principal Financial and Accounting Officer)