Form 10-Q
period 2014-09-30
LTC PROPERTIES INC
filed 2014-11-03
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding on October 27, 2014 was 34,844,551.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2014

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate investments:
Land	$ 79,661	$ 80,993
Buildings and improvements	886,351	856,624
Accumulated depreciation and amortization	(234,634)	(218,700)
Net operating real estate property	731,378	718,917
Mortgage loans receivable, net of allowance for doubtful accounts: 2014 — $1,730; 2013 — $1,671	171,321	165,444
Real estate investments, net	902,699	884,361

Other assets:
Cash and cash equivalents	7,589	6,778
Debt issue costs, net	2,036	2,458
Interest receivable	661	702
Straight-line rent receivable, net of allowance for doubtful accounts: 2014 — $720; 2013 — $1,541	31,581	29,760
Prepaid expenses and other assets	6,858	6,756
Notes receivable	1,147	595
Total assets	$952,571	$931,410

LIABILITIES
Bank borrowings	$ 19,500	$ 21,000
Senior unsecured notes	281,633	255,800
Bonds payable	1,400	2,035
Accrued interest	2,424	3,424
Accrued expenses and other liabilities	15,937	16,713
Total liabilities	320,894	298,972

EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2014 — 2,000; 2013 — 2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2014 —34,845; 2013 — 34,746	348	347
Capital in excess of par value	691,249	688,654
Cumulative net income	834,247	781,848
Accumulated other comprehensive income	91	117
Cumulative distributions	(932,758)	(877,028)
Total equity	631,677	632,438
Total liabilities and equity	$952,571	$931,410

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$25,098	$24,645	$75,375	$72,907
Interest income from mortgage loans	4,213	1,086	12,445	3,195
Interest and other income	230	94	386	279
Total revenues	29,541	25,825	88,206	76,381
Expenses:
Interest expense	3,170	2,581	9,445	8,512
Depreciation and amortization	6,335	6,139	18,935	18,152
General and administrative expenses	2,914	2,676	8,567	8,962
Total expenses	12,419	11,396	36,947	35,626

Operating income	17,122	14,429	51,259	40,755
Gain on sale of real estate, net	—	—	1,140	—
Income from continuing operations	17,122	14,429	52,399	40,755
Discontinued operations:
Income from discontinued operations	—	238	—	805
Gain on sale of real estate, net	—	2,619	—	1,605
Net income from discontinued operations	—	2,857	—	2,410

Net income	17,122	17,286	52,399	43,165

Income allocated to participating securities	(123)	(95)	(343)	(284)
Income allocated to preferred stockholders	(818)	(818)	(2,454)	(2,454)
Net income available to common stockholders	$16,181	$16,373	$49,602	$40,427

Basic earnings per common share
Continuing operations	$0.47	$0.39	$1.43	$1.17
Discontinued operations	$0.00	$0.08	$0.00	$0.07
Net income available to common stockholders	$0.47	$0.47	$1.43	$1.24

Diluted earnings per common share
Continuing operations	$0.46	$0.39	$1.42	$1.16
Discontinued operations	$0.00	$0.08	$0.00	$0.07
Net income available to common stockholders	$0.46	$0.47	$1.42	$1.24

Weighted average shares used to calculate earnings per common share
Basic	34,605	34,553	34,596	32,625
Diluted	36,629	36,580	36,620	34,657

Dividends declared and paid per common share	$0.510	$0.465	$1.530	$1.395

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$17,122	$17,286	$52,399	$43,165
Reclassification adjustment	(9)	(9)	(27)	(26)
Comprehensive income	$17,113	$17,277	$52,372	$43,139

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$52,399	$43,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (continuing and discontinued operations)	18,935	18,469
Stock-based compensation expense	2,326	2,050
Gain on sale of real estate, net	(1,140)	(1,605)
Straight-line rental income	(1,921)	(3,000)
Provision for doubtful accounts	77	42
Non-cash interest related to earn-out liabilities	—	256
Other non-cash items, net	1,151	1,072
Decrease in interest receivable	3	26
Decrease in accrued interest payable	(1,000)	(1,203)
Net change in other assets and liabilities	(1,545)	1,614
Net cash provided by operating activities	69,285	60,886

INVESTING ACTIVITIES:
Investment in real estate properties, net	(450)	(2,050)
Investment in real estate properties under development	(23,922)	(15,369)
Investment in real estate capital improvements	(12,178)	(6,390)
Capitalized interest	(1,216)	(718)
Proceeds from sale of real estate investments, net	7,707	11,001
Advances under mortgage loans receivable	(7,549)	(2,816)
Principal payments received on mortgage loans receivable	1,609	1,429
Advances under notes receivable	(664)	(795)
Principal payments received on notes receivable	112	2,716
Net cash used in investing activities	(36,551)	(12,992)

FINANCING ACTIVITIES:
Bank borrowings	28,500	2,000
Repayment of bank borrowings	(30,000)	(117,500)
Proceeds from issuance of senior unsecured notes	30,000	—
Principal payments on senior unsecured notes	(4,167)	—
Principal payments on bonds payable	(635)	(600)
Payment of earn-out liabilities	—	(7,000)
Proceeds from common stock offerings	—	176,260
Stock option exercises	277	523
Distributions paid to stockholders	(55,729)	(48,363)
Distributions paid to non-controlling interests	—	(7)
Financing costs paid	(162)	(37)
Other	(7)	(23)
Net cash (used in) provided by financing activities	(31,923)	5,253

Increase in cash and cash equivalents	811	53,147
Cash and cash equivalents, beginning of period	6,778	7,191
Cash and cash equivalents, end of period	$7,589	$60,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,077	$9,870

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASU 2014-09 requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2014 (dollar amounts in thousands):

			Number	Number of		Average Investment
Type of Property	Gross Investments	Percentage of Investments	of Properties (1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing	$460,197	47.6%	68	8,264	—	$55.69
Assisted Living	414,930	43.0%	97	—	4,620	$89.81
Range of Care	43,906	4.6%	8	634	274	$48.35
Under Development (2)	36,096	3.7%	—	—	—	—
Other (3)	10,883	1.1%	1	—	—	—
Totals	$966,012	100.0%	174	8,898	4,894

(1)           We own properties in 26 states that are leased to 30 different operators.

(2)           Includes two MC developments with a total of 108 units, a combination ALF and MC development with 80 units, and a SNF development with 143 beds.

(3)           Includes one school property and five parcels of land held-for-use.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended September 30, 2014, we purchased a parcel of land in Michigan for $450,000. During the nine months ended September 30, 2014, we sold two assisted living properties located in Florida and Georgia with a total of 133 units and one school property located in Minnesota for a combined sales price of $7,850,000, resulting in net sales proceeds of $7,707,000, and a net gain on sale of $1,140,000. During the nine months ended September 30, 2013, we purchased two parcels of land in Colorado for $2,050,000 as part of development commitments to construct two free-standing memory care properties totaling $19,553,000. During the nine months ended September 30, 2013, we sold six skilled nursing properties located in Ohio and a skilled nursing property in Colorado with a total of 277 beds for $11,001,000.  As a result, we recorded a net gain on sale of $1,605,000.

During the nine months ended September 30, 2014, we funded $6,192,000 on a $9,931,000 development commitment to construct a 60-unit memory care property located in Colorado.  Construction was completed and the property was opened in August 2014. Additionally, during the three months ended September 30, 2014, we completed the expansion of a 50-unit assisted living property in Colorado. During the nine months ended September 30, 2014, we funded $6,102,000 of the $6,600,000 commitment.

In October 2014, we purchased a parcel of land in Illinois for $1,400,000 and entered into a development commitment to construct a 66-unit free-standing memory care property. The commitment totals $12,248,000, including the land, and was made pursuant to a pipeline agreement and master lease with an existing operator.  Rent, at an initial annual rate of 9.30%, will commence upon completion of construction (but no later than December 31, 2016) and be calculated based on the land purchase price and construction costs funded.

Additionally, in October 2014, we entered into an agreement to consent to the closure of one assisted living property and sell 16 assisted living properties currently leased under master leases with affiliates of Extendicare, Inc. and Enlivant. The sales price for the 16 properties is $26,465,000 and we expect to record a gain on sale of approximately $3,909,000 in the fourth quarter of 2014. The net book value of the property we have consented to close is $954,000 and we are exploring sale and lease options for this property. See Note 7. Major Operators for further discussion.

We have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of September 30, 2014, no funds have been requested under this commitment and it is highly unlikely any funds will be expended based on the lease termination date.

Excluding the $5,000,000 per year commitment above, the following table summarizes our investment commitments as of September 30, 2014 and year-to-date funding on our open development, redevelopment, renovation, and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2014 Funding (2)	Commitment Funded	Remaining Commitment	Number of Properties	Number of Beds/Units
Skilled Nursing	$26,200	$6,727	$18,056	$8,144	4	404
Assisted Living (1)	34,125	16,210	23,530	10,595	5	274
Totals	$60,325	$22,937(3)	$41,586(4)	$18,739(3)	9	678

(1)    Includes the development of two MC properties for a total commitment of $20,325 and one ALF/MC property for a total commitment of $5,800. Also, includes two expired commitments for the expansion of two ALFs for a total of $8,000. We anticipate extending the maturities on these two expansion commitments.

(2)    Excludes funding for completed developments of $869.

(3)    In October 2014, we funded $4,485 under investment commitments. Accordingly, we have a remaining commitment of $14,254.

(4)    Includes land purchase and completed projects with remaining commitment funding and excludes capitalized interest.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our construction in progress (or CIP) activity during the nine months ended September 30, 2014 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

Properties	Projects	CIP Balance at 12/31/13	Funded(1)	Capitalized Interest	Conversions out of CIP	CIP Balance at 9/30/14
Development projects:
Assisted living	5	$ 6,334	$17,763	$578	$ (8,531)	$16,144
Skilled nursing	1	5,893	5,608	438	—	11,939
Subtotal	6	12,227	23,371	1,016	(8,531)	28,083
Redevelopment, renovation and expansion projects:
Assisted living	3	8	10,741	200	(6,191)	4,758
Skilled nursing	5	2,433	1,124	—	(1,433)	2,124
Subtotal	8	2,441	11,865	200	(7,624)	6,882
Total	14	$14,668	$35,236	$1,216	$(16,155)	$34,965(2)

(1)           Excludes $864 of capital improvement commitment funding on a completed project which was capitalized directly into building.

(2)           Excludes completed projects.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2014 (dollar amounts in thousands):

		Percentage		Number	Number of		Investment
Type of Property	Gross Investments	of Investments	Number of Loans	of Properties(1)	SNF Beds	ALF Units	per Bed/Unit
Skilled Nursing(2)	$155,672	90.0%	16	33	3,919	—	$39.72
Assisted Living	14,992	8.6%	4	9	—	311	$48.21
Range of Care	2,387	1.4%	1	1	99	74	$13.80
Totals	$173,051	100.0%	21	43	4,018	385

(1)            We have investments in properties located in 10 states that include mortgages to 13 different operators.

(2)            Includes a mortgage and construction loan secured by a closed skilled nursing property and a newly constructed 106-bed replacement property. In October 2014, the closed skilled nursing property was sold by the borrower and released as collateral per the terms of the mortgage and construction loan.

At September 30, 2014, the mortgage loans had interest rates ranging from 7.1% to 13.9% and maturities ranging from 2014 to 2043.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. During the nine months ended September 30, 2014 and 2013, we received $1,609,000 and $1,429,000, respectively, in regularly scheduled principal payments.

During the three months ended September 30, 2014, we originated a $3,027,000 mortgage loan secured by a 100-unit independent living property in Arizona. The loan is for a term of five years and bears interest at 7.0%, escalating 0.25% annually.  During the nine months ended September 30, 2014, we funded $1,512,000 under a $12,000,000 capital improvement commitment to an existing borrower and $10,487,000 remains under this commitment at September 30, 2014. Additionally, during the nine months ended September 30, 2014 and 2013, we funded $3,010,000 and $2,816,000, respectively, under a $10,600,000 mortgage and construction loan. This mortgage and construction loan has been fully funded with no remaining commitments and was secured by a skilled nursing property and a newly constructed 106-bed replacement skilled nursing property. Upon completion of construction, the residents of the old skilled nursing property were relocated to the newly constructed 106-bed replacement skilled nursing property and the old skilled nursing property was simultaneously closed. In October 2014, the closed skilled nursing property was sold by the borrower and released as collateral per the terms of the mortgage and construction loan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.                                    Notes Receivable

Notes receivable consists of various loans and line of credit agreements with certain operators. During the nine months ended September 30, 2014, we received $112,000 and funded $664,000 in principal under these notes. In the comparable 2013 period, we received $2,716,000 in principal payments which included $2,372,000 for the early repayment of an 8.5% term loan. Also, during the nine months ended September 30, 2013, we funded $795,000 under these notes.

At September 30, 2014, we had nine loans and line of credit agreements with commitments totaling $2,963,000. As of September 30, 2014, we funded $1,147,000 under these commitments and we have a remaining commitment of $1,816,000. The weighted average interest rate of these loans is 12.0%.

4.                                    Debt Obligations

Bank Borrowings. At September 30, 2014, we had an Unsecured Credit Agreement that provided for a revolving line of credit up to $240,000,000 with the opportunity to increase the credit amount up to a total of $350,000,000. The Unsecured Credit Agreement matured on May 25, 2016 and provided for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2014, the facility provided for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 30 basis points. During the nine months ended September 30, 2014, we borrowed $28,500,000 and repaid $30,000,000 under our Unsecured Credit Agreement.  At September 30, 2014, we had $19,500,000 outstanding and $220,500,000 available for borrowing.  At September 30, 2014, we were in compliance with all covenants.

In October 2014, we amended our Unsecured Credit Agreement increasing the commitment to $400,000,000 with the opportunity to increase the credit amount up to a total of $600,000,000.  Additionally, the drawn pricing was decreased by 25 basis points. Based on our leverage at September 30, 2014, the amended facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 30 basis points. The maturity of the facility was extended to October 14, 2018 with a one-year extension at our discretion, subject to customary conditions. Also, in October 2014, we borrowed $9,000,000 and repaid $4,500,000 under our Unsecured Credit Agreement. Accordingly, we have $24,000,000 outstanding and $376,000,000 available for borrowing.

Senior Unsecured Notes.  At September 30, 2014 and December 31, 2013, we had $281,633,000 and $255,800,000, respectively, outstanding under our Senior Unsecured Notes with a weighted average interest rate of 4.8%. During the three months ended September 30, 2014, we sold $30,000,000 senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our Amended and Restated Note Purchase and Private Shelf agreement. These notes bear interest at 4.5% and will mature on July 31, 2026. We used the proceeds to pay down our unsecured revolving line of credit. As a result of the sale of $30,000,000 senior unsecured term notes, our Amended and Restate Note Purchase and Private Shelf agreement has been exhausted with no more availability. During the nine months ended September 30, 2014, we paid $4,167,000 in regularly scheduled principal payments.

Bonds Payable.  At September 30, 2014 and December 31, 2013, we had outstanding principal of $1,400,000 and $2,035,000 respectively, on multifamily tax-exempt revenue bonds that are secured by five assisted living properties in Washington.  These bonds bear interest at a variable rate that is reset weekly and mature during 2015.  For the nine months ended September 30, 2014, the weighted average interest rate, including letter of credit fees, on the outstanding bonds was 3.3%.  During the nine months ended September 30, 2014 and 2013, we paid $635,000 and $600,000, respectively, in regularly scheduled principal payments.   In November 2014, we paid off these bonds at par.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.                                    Equity

Equity activity was as follows (in thousands):

Total Equity
Balance at December 31, 2013	$632,438
Net income	52,399
Vesting of Stock option and restricted common stock	2,326
Stock option exercise	277
Reclassification adjustment	(27)
Preferred stock dividends	(2,454)
Common stock dividends	(53,275)
Other	(7)
Balance at September 30, 2014	$631,677

Preferred Stock.  At September 30, 2014, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at September 30, 2014.

Common Stock.  During the nine months ended September 30, 2014 and 2013, we acquired 200 shares and 600 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. During the nine months ended September 30, 2013, we sold 4,025,000 shares of common stock at a price of $44.50 per share, before fees and costs of $7,748,000, in a public offering.  The net proceeds of $171,365,000 were used to pay down amounts outstanding under our Unsecured Credit Agreement, to fund our current development commitments and general corporate purposes.

We had an equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares.  Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During the nine months ended September 30, 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, during 2013, we reclassified $662,000 of accumulated costs associated with the equity distribution agreement as a reduction to additional paid in capital.

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

Non-controlling Interests. We currently have no limited partners. During 2012, we had one limited partnership. The limited partnership agreement allowed the limited partners to convert, on a one-for-one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercised control, we consolidated the limited partnership and we carried the non-controlling interests at cost. During the nine months ended September 30, 2013, we paid $7,000 of accrued distributions to our former limited partners.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Declared	Paid	Declared	Paid
Preferred Stock Series C	$ 2,454	$ 2,454	$ 2,454	$ 2,454
Common Stock(1)	53,275	53,275	45,909	45,909

Total	$55,729	$55,729	$48,363	$48,363

(1) Represents $0.17 per share per month and $0.155 per share per month for the nine months ended September 30, 2014 and 2013, respectively.

In October 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of October, November and December, payable on October 31, November 28, and December 31, 2014, respectively, to stockholders of record on October 23, November 20, and December 23, 2014, respectively.

Accumulated Other Comprehensive Income.  At September 30, 2014 and December 31, 2013, accumulated comprehensive income of $91,000 and $117,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the nine months ended September 30, 2014, a total of 11,666 stock options were exercised at a total option value of $277,000 and a total market value on the date of exercise of $455,000. In the comparable 2013 period, a total of 22,000 stock options were exercised at a total option value of $523,000 and a total market value on the date of exercise of $865,000. During the nine months ended September 30, 2014, we granted 15,000 options to purchase common stock at an exercise price of $38.43 per share.  These stock options vest ratably over a three-year period from the grant date.  No stock options were granted during the nine months ended September 30, 2013. At September 30, 2014, we had 76,668 stock options outstanding and 61,668 stock options are exercisable.

At September 30, 2014, the total number of stock options that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 0; 5,000; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense related to the vesting of stock options for the three and nine months ended September 30, 2014 was $4,000 and $9,000. We did not record compensation expense related to the vesting of stock options for the nine months ended September 30, 2013. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2014, 2015, 2016 and 2017 is $3,000; $15,000; $15,000 and $2,000, respectively.

During the nine months ended September 30, 2014 and 2013, we granted 87,500 and 34,400 shares of restricted common stock, respectively, as follows:

Year	No. of Shares	Price per Share	Vesting Period
2014:
	59,000	$36.81	ratably over 3 years
	3,000	$38.43	ratably over 3 years
	15,000	$40.05	ratably over 3 years
	10,500	$40.05	June 9, 2015
	87,500
2013:
	8,400	$46.54	ratably over 3 years
	6,000	$41.83	ratably over 3 years
	20,000	$36.26	June 1, 2016
	34,400

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2014, we had 240,381 restricted common shares outstanding. The total number of restricted common shares that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 33,713; 110,211; 66,726 and 29,731, respectively.  We have no restricted common stock that are scheduled to vest beyond 2017. During the three and nine months ended September 30, 2014, we recognized $873,000 and $2,317,000, respectively, of compensation expense related to the vesting of restricted common stock. The remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock for 2014, 2015, 2016, and 2017 is $873,000; $2,484,000; $1,262,000 and $190,000, respectively.

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

6.                                    Commitments and Contingencies

At September 30, 2014, we had commitments totaling $60,325,000 to develop, re-develop, renovate or expand senior housing and long-term health care properties. As of September 30, 2014, we have funded $41,586,000 under these commitments and we have a remaining commitment of $18,739,000. In October 2014, we funded $4,485,000 under investment commitments. Accordingly, we have a remaining commitment of $14,254,000. We also have a commitment to provide, under certain conditions, up to $5,000,000 per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. See Note 2. Real Estate Investments for further discussion of these commitments.

Additionally at September 30, 2014, we have a commitment to provide an existing borrower $12,000,000 for capital improvements. As of September 30, 2014, we funded $1,512,000 under the capital improvement commitment and we have a remaining commitment of $10,487,000. We also provided this borrower a commitment to borrow up to an additional $40,000,000 of loan proceeds under certain conditions and based on certain operating metrics and valuation thresholds. Since these conditions have not been met, no funding has been made under this additional loan commitment. See Note 2. Real Estate Investments for further discussion of these commitments.

At September 30, 2014, we committed to provide $2,963,000 under loans and line of credit agreements. As of September 30, 2014, we had funded $1,147,000 under these commitments and we have a remaining commitment of $1,816,000. See Note 3. Notes Receivable for further discussion of these commitments.

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds are met.  The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we were accreting the contingent liability to the settlement amount as of the payment date. During the third quarter of 2013, we paid $7,000,000 related to the contingent liability. Accordingly, we have no remaining contingent liability as of September 30, 2014. During the three and nine months ended September 30, 2013, we recorded non-cash interest expense of $36,000 and $256,000, respectively, related to the contingent liability.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

7.                                    Major Operators

We have three operators from each of which we derive over 10% of our combined rental revenue and interest income from mortgage loans.

In July 2014, Brookdale Senior Living, Inc. (or Brookdale), parent company of Brookdale Senior Living Communities, Inc. (or Brookdale Communities), merged with Emeritus Corporation. Brookdale Communities leases 37 assisted living properties with a total of 1,709 units owned by us representing approximately 8.4%, or $79,795,000, of our total assets at September 30, 2014 and 12.2% of our combined rental revenue and interest income from mortgage loans recognized for the nine months ended September 30, 2014.

Prestige Healthcare (or Prestige) is a privately held company and operates 15 skilled nursing properties and two range of care properties that we own or on which we hold a mortgage secured by first trust deeds. These properties consist of a total of 2,176 skilled nursing beds and 93 assisted living units. Additionally, Prestige manages five parcels of land that we own. These assets represent 14.4% or $136,874,000, of our total assets at September 30, 2014 and generated 11.2% of our combined rental revenue and interest income from mortgage loans recognized for the nine months ended September 30, 2014.

Senior Care Centers, LLC (or Senior Care) is a privately held company. Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 10.7%, or $102,290,000, of our total assets at September 30, 2014 and generated 10.5% of our combined rental revenue and interest income from mortgage loans recognized for the nine months ended September 30, 2014.

Our master leases with affiliates of Extendicare, Inc. (or Extendicare) and Enlivant (formerly known as Assisted Living Concepts, LLC (or ALC)) covering 37 assisted living properties with a total of 1,429 units will expire on December 31, 2014. In 2013, ALC merged with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub). Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P. For the nine months ended September 30, 2014, this portfolio generated approximately $8,223,000 or 9.4% of our combined rental revenue and interest income from mortgage loans. In October 2014, we entered into three agreements relating to the 37 assisted living properties as follows:

•     We will sell 16 properties, consisting of 615 units located in Washington, Oregon, Idaho and Arizona to an affiliate of Enlivant for a sales price of $26,465,000. Accordingly, we expect to record a gain on sale of approximately $3,909,000 with closing expected to occur in December 2014. Additionally, we gave Enlivant consent to close a property located in Oregon. We are currently exploring sale and lease options for this property which has a net book value of $954,000.

•     We will add 13 properties with 500 units in Indiana, Iowa, Ohio, Nebraska and New Jersey to an existing master lease with an affiliate of Senior Lifestyle (or Senior Lifestyle). Beginning January 1, 2015 the initial term of the amended and restated master lease will be 15 years and rent will increase by $5,100,000 over the current annual rent increasing annually by 2.6%.

•     We re-leased seven properties with 278 units in Texas to Veritas InCare (or Veritas) under a new 10-year master lease. Beginning January 1, 2015 the initial rent will be $1,461,000 increasing 2.5% annually.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Extendicare and Enlivant are obligated to pay rent in accordance with the terms of the current master leases through December 31, 2014. The initial cash yield on the 20 properties re-leased to Senior Lifestyle and Veritas is comparable to the cash yield in 2014 under the expiring master leases with Extendicare and Enlivant. Additionally, the new and amended master leases will provide us with the potential for additional rent attributable to participation in revenue growth at the properties over a predetermined base amount.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Brookdale Communities, Prestige Healthcare, Senior Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.                                    Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Income from continuing operations	$17,122	$14,429	$52,399	$40,755

Less net income allocated to participating securities:
Nonforfeitable dividends on participating securities	(123)	(93)	(343)	(282)
Allocation of undistributed income to participating securities	—	(2)	—	(2)
Total net income allocated to participating securities	(123)	(95)	(343)	(284)

Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(2,454)	(2,454)
Total net income allocated to preferred stockholders	(818)	(818)	(2,454)	(2,454)
Income from continuing operations available to common stockholders	16,181	13,516	49,602	38,017
Discontinued operations:
Income from discontinued operations	—	238	—	805
Gain on sale of real estate, net	—	2,619	—	1,605
Total net income from discontinued operations	—	2,857	—	2,410
Net income available to common stockholders	16,181	16,373	49,602	40,427

Effect of dilutive securities:
Convertible preferred securities	818	818	2,454	2,454
Net income for diluted net income per share	$16,999	$17,191	$52,056	$42,881

Shares for basic net income per share	34,605	34,553	34,596	32,625
Effect of dilutive securities:
Stock options	24	27	24	32
Convertible preferred securities	2,000	2,000	2,000	2,000
Shares for diluted net income per share	36,629	36,580	36,620	34,657

Basic net income per share	$0.47	$0.47	$1.43	$1.24
Diluted net income per share (1)	$0.46	$0.47	$1.42	$1.24

(1)              For the three and nine months ended September 30, 2014 and 2013, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.                                    Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings.  We have not elected fair market value option for our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.  We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of September 30, 2014 and December 31, 2013 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2014		At December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable	$171,321	$202,816(1)	$165,444	$200,248(1)
Bonds payable	1,400	1,400 (2)	2,035	2,035(2)
Bank borrowings	19,500	19,500 (2)	21,000	21,000 (2)
Senior unsecured notes	281,633	280,899(3)	255,800	262,351(3)

(1)              Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2014 and December 31, 2013 was 8.3% and 8.4%, respectively.

(2)              Our bonds payable and bank borrowings are at a variable interest rate.  The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at September 30, 2014 and December 31, 2013 based upon prevailing market interest rates for similar debt arrangements.

(3)              Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At September 30, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.95% for those maturing before year 2020 and 4.80% for those maturing beyond year 2020. At December 31, 2013, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.95% for those maturing before year 2020 and 4.25% for those maturing beyond year 2020.

10.                            Subsequent Events

Subsequent to September 30, 2014 the following events occurred.

Real Estate – Owned Properties: We funded $4,485,000 under ongoing commitments to develop, redevelop, renovate, and expand real estate properties. Accordingly, we have remaining commitments of $14,254,000. See Note 2. Real Estate Investments for further discussion on these commitments.

In October 2014, we purchased a parcel of land in Illinois for $1,400,000 and entered into a development commitment to construct a 66-unit free-standing memory care property. The commitment totals $12,248,000, including the land, and was made pursuant to a pipeline agreement and master lease with an existing operator. Rent, at an initial annual rate of 9.30%, will commence upon completion of construction (but no later than December 31, 2016) and be calculated based on the land purchase price and construction costs funded.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Real Estate – Mortgage Loans: In October 2014, a closed skilled nursing property, which secures a $10,600,000 mortgage and construction loan, was sold by the borrower and released as collateral per the terms of the mortgage and construction loan. See Note 2. Real Estate Investments for further discussion on this mortgage and construction loan.

Debt Obligations:  We amended our Unsecured Credit Agreement increasing the commitment to $400,000,000 with the opportunity to increase the credit amount up to a total of $600,000,000.  Additionally, the pricing grid decreased by 25 basis points. The maturity of the facility was extended to October 14, 2018 with a one-year extension at our discretion, subject to customary conditions. In October 2014, we borrowed $9,000,000 and repaid $4,500,000 under our Unsecured Credit Agreement. Accordingly, we have $24,000,000 outstanding and $376,000,000 available for borrowing. In November 2014, we redeemed a $1,400,000 multifamily tax-exempt revenue bonds that were secured by five assisted living properties in Washington. See Note 4. Debt Obligations for further discussion.

 Equity:  We declared a monthly cash dividend of $0.17 per share on our common stock for the months of October, November and December, payable on October 31, November 28, and December 31, 2014, respectively, to stockholders of record on October 23, November 20, and December 23, 2014, respectively.

Major Operators: In October 2014, we entered into agreements to re-lease 20 properties, sell 16 properties and consent to the closure of one property currently leased to affiliates of Extendicare and Enlivant under master leases that expire on December 31, 2014. See Note 7. Major Operators for further discussion.

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long-term health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators. Our primary senior housing and long-term health care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  As of September 30, 2014, senior housing and long-term health care properties comprised approximately 99% of our investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of September 30, 2014 (dollar amounts in thousands):

			Nine Months Ended September 30, 2014		Percentage	Number	Number of
Type of Property	Gross Investments	Percentage of Investments	Rental Income(1)	Interest Income(2)	of Revenues(3)	of Properties(4)	SNF Beds(5)	ALF Units(5)
Skilled Nursing(6)	$615,869	54.1%	$38,551	$11,409	57.1%	101	12,183	—
Assisted Living	429,922	37.7%	31,674	821	37.2%	106	—	4,931
Range of Care	46,293	4.1%	3,780	215	4.6%	9	733	348
Under Development(7)	36,096	3.2%	—	—	0.0%	—	—	—
Other(8)	10,883	0.9%	970	—	1.1%	1	—	—
Totals	$1,139,063	100.0%	$74,975	$12,445	100.0%	217	12,916	5,279

(1)                Excludes rental income from properties sold during the nine months ended September 30, 2014.

(2)                Includes interest income from mortgage loans.

(3)                Includes rental income and interest income from mortgage loans.

(4)                We have investments in 29 states leased or mortgaged to 38 different operators.

(5)                See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(6)                Includes a mortgage and construction loan secured by a closed skilled nursing property and a newly constructed 106-bed replacement property. In October 2014, the closed skilled nursing property was sold by the borrower and released as collateral per the terms of the mortgage and construction loan.

(7)                Includes two MC developments with a total of 108 units, a combination ALF and MC development with 80 units, and a SNF development with 143 beds.

(8)                Includes one school property and five parcels of land held-for-use.

As of September 30, 2014 we had $902.7 million in carrying value of net real estate investments, consisting of $731.4 million or 81.0% invested in owned and leased properties and $171.3 million or 19.0% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2014, rental income and interest income from mortgage loans represented 85.5% and 14.1%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the nine months ended September 30, 2014, we recorded $1.9 million in straight-line rental income and $18,000 of straight-line rent receivable reserve. During the nine months ended September 30, 2014, we received $74.0 million of cash rental revenue and recorded amortization of lease inducement cost of $0.6 million.  For the nine months ended September 30, 2014, no leases were renewed.  At September 30, 2014, the straight-line rent receivable balance, net of reserves, on the balance sheet was $31.6 million.

Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators or in investments secured by health care related real estate assets. To meet these objectives, we attempt to make investments that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.  We opportunistically consider investments in health care facilities in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return.  Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties and health care related securities and/or ventures.  New investments are generally funded from cash on hand, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows.  Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable.  Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  Changes in the capital markets’ environment may impact the availability of cost-effective capital.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators.  Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

At September 30, 2014, we had $7.6 million of cash on hand and the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration statement. Subsequent to September 30, 2014, we amended our unsecured revolving line of credit agreement increasing the commitment to $400.0 million with the opportunity to increase the credit amount up to a total of $600.0 million. Additionally, subsequent to September 30, 2014, we borrowed $9.0 million and repaid $4.5 million under our unsecured revolving line of credit. Accordingly we have $24.0 million outstanding and $376.0 million available for borrowing. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. CMS published the final fiscal year 2015 Medicare skilled nursing facility payment update on August 5, 2014. Under the final rule, Medicare rates will be updated by 2%, based on a 2.5% market basket increase that is reduced by a 0.5 percentage point multifactor productivity adjustment (described below).  CMS estimates that the final rule will increase aggregate Medicare payments to skilled nursing facilities by $750 million. There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013. As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2024, although Congress and the Administration could enact legislation to end or modify sequestration at any time. On April 1, 2014, President Obama signed into law H.R. 4302, the “Protecting Access to Medicare Act of 2014.”  Among other things, the Protecting Access to Medicare Act requires the Secretary of the Department of Health and Human Services to develop a skilled nursing facility “value-based purchasing program,” which will tie Medicare payments to skilled nursing facilities to their performance on certain new readmissions measures, applicable to services furnished beginning October 1, 2018. On September 18, 2014, Congress approved H.R. 4994, the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). This bill would require the collection of standardized post-acute care assessment data, which eventually could be used as the basis for developing changes to Medicare post-acute care reimbursement policy. Congress and the Administration also could consider other legislation that would have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, encouraging home and community-based long term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states. Increasingly state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13
Asset mix:
Real property	$966,012	$956,516	$951,491	$937,617	$911,096
Loans receivable(2)	173,051	169,766	169,163	167,115	41,079

Investment mix:
Skilled nursing properties	$615,869	$614,757	$613,915	$611,160	$470,008
Assisted living properties(3)	429,922	425,588	424,481	415,394	411,172
Range of care properties	46,293	46,367	46,439	46,509	46,577
Under development(3)	36,096	29,137	22,212	18,062	11,974
Other(1)(2)	10,883	10,433	13,607	13,607	12,444

Operator mix:
Prestige Healthcare(2)	$139,702	$138,437	$137,739	$137,739	$ 12,189
Senior Care Centers, LLC	114,539	114,539	114,539	114,539	114,539
Brookdale Communities(4)	123,229	123,172	119,160	112,290	112,287
Extendicare & Enlivant	88,034	88,034	88,034	88,034	88,034
Juniper Communities, LLC	87,088	87,088	87,088	87,088	87,088
Remaining operators(4)	586,471	575,012	574,094	565,042	538,038

Geographic mix:
Texas	$239,926	$239,809	$239,158	$238,750	$238,036
Michigan(2)	127,513	126,247	125,550	125,550	—
Ohio	98,647	98,647	98,647	98,647	98,647
Colorado	94,598	89,019	78,258	67,416	63,416
Florida(5)	77,665	77,555	82,046	82,079	67,710
Remaining states(5)	500,714	495,005	496,995	492,290	484,366

(1)                During the second quarter of 2014, we sold a school property. During the third quarter of 2014, we purchased a parcel of land. Accordingly, we had one school property and five parcels of land located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige Healthcare as of September 30, 2014.

(2)                During the fourth quarter of 2013, we funded a $124,387 mortgage loan with Prestige Healthcare secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. Additionally, during the fourth quarter of 2013, we purchased four parcels of land located adjacent to properties securing this mortgage loan. During the third quarter of 2014, we purchased another parcel parcel of land located adjacent to a property securing this mortgage loan. These land parcels are managed by Prestige Healthcare.

(3)                During the nine months ended September 30, 2014, we completed the construction of a 60-unit memory care property. Accordingly, this property was reclassified from “Under development” to “Assisted living property” for all periods presented.

(4)                In July 2014, Brookdale Senior Living, Inc., parent company of Brookdale Senior Living Communities, Inc. (or Brookdale Communities) merged with Emeritus Corporation (or Emeritus). Prior to the merger, Emeritus operated two assisted living properties under a master lease. These properties were reclassified into Brookdale Communities for all periods presented.

(5)                During the second quarter of 2014, we sold two assisted living properties located in Florida and Georgia.

Our master leases with affiliates of Extendicare and Enlivant covering 37 assisted living properties will expire on December 31, 2014.  For the nine months ended September 30, 2014, this portfolio generated approximately $8.2 million or 9.4% of our combined rental revenue and interest income from mortgage loans. In October 2014, we entered into three agreements relating to the 37 assisted living properties as follows:

•    We will sell 16 properties, consisting of 615 units located in Washington, Oregon, Idaho and Arizona to an affiliate of Enlivant for a sales price of $26.5 million. Accordingly, we expect to record a gain on sale of approximately $3.9 million with closing expected to occur in December 2014. Additionally, we gave Enlivant consent to close a property located in Oregon. We are currently exploring sale and lease options for this property which has a net book value of $1.0 million.

•    We will add 13 properties with 500 units in Indiana, Iowa, Ohio, Nebraska and New Jersey to an existing master lease with an affiliate of Senior Lifestyle (or Senior Lifestyle). Beginning January 1, 2015 the initial term of the amended and restated master lease will be 15 years and rent will increase by $5.1 million over the current annual rent increasing annually by 2.6%.

•    We re-leased seven properties with 278 units in Texas to Veritas InCare (or Veritas) under a new 10-year master lease. Beginning January 1, 2015 the initial rent will be $1.5 million increasing 2.5% annually.

Extendicare and Enlivant are obligated to pay rent in accordance with the terms of the current master leases through December 31, 2014. The initial cash yield on the 20 properties re-leased to Senior Lifestyle and Veritas is comparable to the cash yield in 2014 under the expiring master leases with Extendicare and Enlivant. Additionally, the new and amended master leases will provide us with the potential for additional rent attributable to participation in revenue growth at the properties over a predetermined base amount.

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

Balance Sheet Metrics

	Year to Date	Quarter Ended
	9/30/14	9/30/14		6/30/14		3/31/14		12/31/13		9/30/13

Debt to gross asset value	25.5%	25.5%		25.1%		25.2%	(3)	24.2%	(4)	17.8%
Debt & preferred stock to gross asset value	28.7%	28.7%		28.4%		28.5%	(3)	27.6%	(4)	21.5%

Debt to market capitalization ratio	18.6%	18.6%	(1)	17.4%	(2)	17.9%		18.0%	(5)	12.1%
Debt & preferred stock to market capitalization ratio	21.0%	21.0%	(1)	19.7%	(2)	20.2%		20.5%	(5)	14.6%

Interest coverage ratio(7)	7.5x	7.3x		7.5x		7.6x		7.7x	(6)	8.4x
Fixed charge coverage ratio(7)	6.1x	6.0x		6.1x		6.1x		6.1x	(6)	6.5x

(1)              Increase primarily due to the decrease in market capitalization and increase in outstanding debt partially offset by the increase in gross asset value from additional development and capital improvement funding.

(2)              Decrease primarily due to the increase in market capitalization.

(3)              Increase primarily due to the increase of our unsecured revolving line of credit partially offset by the increase in gross asset value from additional development and capital improvement funding.

(4)              Increase primarily due to the increase in outstanding debt due to the sale of senior unsecured notes partially offset by the increase in gross asset value from origination of a $124.4 million mortgage loan and additional development and capital improvement funding.

(5)              Increase due to the increase in outstanding debt due to the sale of senior unsecured notes.

(6)              Decrease primarily due to the increase in interest expense resulting from the sale of senior unsecured notes.

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

	Year to Date	Quarter Ended
	9/30/14	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13
Net income	$52,399	$17,122	$18,273	$17,004	$14,650	$17,286
Less: Gain on sale of real estate, net	(1,140)	—	(1,140)	—	—	(2,619)
Add: Interest expense	9,445	3,170	3,088	3,187	2,852	2,581
Add: Depreciation and amortization (continuing and discontinued operations)	18,935	6,335	6,302	6,298	6,237	6,202
Total adjusted EBITDA	$79,639	$26,627	$26,523	$26,489	$23,739	$23,450
Interest expense	$9,445	$3,170	$3,088	$3,187	$2,852	$2,581
Add: Capitalized interest	1,216	474	435	307	214	218
Interest incurred	$10,661	$3,644	$3,523	$3,494	$3,066	$2,799

Interest coverage ratio	7.5x	7.3x	7.5x	7.6x	7.7x	8.4x
Interest incurred	$10,661	$3,644	$3,523	$3,494	$3,066	$2,799
Preferred stock dividends	2,454	818	818	818	819	818
Total fixed charges	$13,115	$4,462	$4,341	$4,312	$3,885	$3,617

Fixed charge coverage ratio	6.1x	6.0x	6.1x	6.1x	6.1x	6.5x

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

Operating Results

Three months ended September 30, 2014 compared to three months ended September 30, 2013 (amounts in thousands)

	Three months ended September 30,			Increase/
	2014	2013		(Decrease)
Revenues:
Rental income	$25,098	$24,645		$ 453	(1)
Interest income from mortgage loans	4,213	1,086		3,127	(2)
Interest and other income	230	94		136	(3)
Total revenues	29,541	25,825		3,716

Expenses:
Interest expense	3,170	2,581		589	(4)
Depreciation and amortization	6,335	6,139		196	(1)
General and administrative expenses	2,914	2,676		238	(5)
Total expenses	12,419	11,396		1,023

Operating income	17,122	14,429		2,693
Gain on sale of real estate, net	—	—		—
Income from continuing operations	17,122	14,429		2,693
Discontinued operations:
Income from discontinued operations	—	238	(6)	(238)
Gain on sale of real estate, net	—	2,619	(7)	(2,619)
Net income from discontinued operations	—	2,857		(2,857)
Net income	17,122	17,286		(164)
Income allocated to participating securities	(123)	(95)		(28)
Income allocated to preferred stockholders	(818)	(818)		—
Net income available to common stockholders	$16,181	$16,373		($192)

(1)             Increase due to acquisitions, development and capital improvement investments.

(2)             Increase due to the origination of a $124,387 mortgage loan during the fourth quarter of 2013 and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)             Increase primarily due to additional funding under our notes receivable.

(4)             Increase primarily due to the sale of senior unsecured notes in 2014 and 2013 partially offset by an increase in capitalized interest related to development projects.

(5)             Increase primarily due to additional expenditures related to our new logo, website launch and analyst day.

(6)             Represents net results of operations from the seven skilled nursing properties, with a total of 277 beds, sold during 2013.

(7)             Represents the gain on sale of six skilled nursing properties with a total of 230 beds.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013 (amounts in thousands)

	Nine months ended September 30,				Increase/
	2014		2013		(Decrease)
Revenues:
Rental income	$75,375		$72,907		$2,468	(1)
Interest income from mortgage loans	12,445		3,195		9,250	(2)
Interest and other income	386		279		107	(3)
Total revenues	88,206		76,381		11,825

Expenses:
Interest expense	9,445		8,512		933	(4)
Depreciation and amortization	18,935		18,152		783	(1)
General and administrative expenses	8,567		8,962		(395)	(5)
Total expenses	36,947		35,626		(1,321)

Operating income	51,259		40,755		10,504
Gain on sale of real estate, net	1,140	(6)	—		1,140
Income from continuing operations	52,399		40,755		11,644
Discontinued operations:
Income from discontinued operations	—		805	(7)	(805)
Gain on sale of real estate, net	—		1,605	(8)	(1,605)
Net income from discontinued operations	—		2,410		(2,410)
Net income	52,399		43,165		9,234
Income allocated to participating securities	(343)		(284)		(59)
Income allocated to preferred stockholders	(2,454)		(2,454)		—
Net income available to common stockholders	$49,602		$40,427		$9,175

(1)             Increase due to acquisitions, development and capital improvement investments.

(2)             Increase due to the origination of a $124,387 mortgage loan during the fourth quarter of 2013 and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)             Increase primarily due to additional funding under our notes receivable.

(4)             Increase primarily due to the sale of senior unsecured notes in 2014 and 2013 partially offset by an increase in capitalized interest related to development projects.

(5)             Decrease primarily due to the one-time severance and accelerated restricted stock vesting charges related to the retirement of our former Senior Vice President, Marketing and Strategic Planning during the first quarter of 2013 partially offset by additional expenditures related to our new logo, website launch and analyst day.

(6)             Represents the gain on sale of two assisted living properties partially offset by the loss on sale of a school. During 2014, we adopted a new accounting principle which only requires the presentation of discontinued operations if a disposal represents a strategic shift in operations. The new accounting principle is applied prospectively to all disposals subsequent to the adoption. These disposals did not represent strategic shifts in our operations. As a result, we did not reclassify results of operations for these disposed properties.

(7)             Represents net results of operations from the seven skilled nursing properties, with a total of 277 beds, sold during 2013.

(8)             Represents the gain on sale of six skilled nursing properties with a total of 230 beds offset by the loss on sale of a 47-bed skilled nursing property sold.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$16,181	$16,373	$49,602	$40,427
Add: Depreciation and amortization (continuing and discontinued operations)	6,335	6,202	18,935	18,469
Less: Gain on sale of real estate, net	—	(2,619)	(1,140)	(1,605)
FFO available to common stockholders	$22,516	$19,956	$67,397	$57,291

FFO available to common stockholders per share:
Basic	$0.65	$0.58	$1.95	$1.76
Diluted	$0.64	$0.57	$1.91	$1.72

Weighted average shares used to calculate FFO per share:
Basic	34,605	34,553	34,596	32,625
Diluted	36,869	36,779	36,841	34,858

Liquidity and Capital Resources

Operating Activities.  At September 30, 2014, our real estate investment portfolio (before accumulated depreciation and amortization) consisted of $966.0 million invested primarily in owned long-term health care properties and mortgage loans of approximately $173.1 million (prior to deducting a $1.7 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 101 skilled nursing properties, 106 assisted living properties, 9 range of care properties, one school, four parcels of land under development and five parcels of land held-for-use.  These properties are located in 29 states.  Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  For the nine months ended September 30, 2014, we had net cash provided by operating activities of $69.3 million.

For the nine months ended September 30, 2014, we recorded $1.9 million in straight-line rental income and a reserve of $18,000 on our straight-line rent receivable. During the nine months ended September 30, 2014, we received $74.0 million of cash rental revenue and recorded amortization of lease inducement cost of $0.6 million.  For the nine months ended September 30, 2014, no leases were renewed.  At September 30, 2014, the straight-line rent receivable balance, net of reserves, on the balance sheet was $31.6 million.

Investing and Financing Activities.  For the nine months ended September 30, 2014, we used $36.6 million of cash for investing activities. For the nine months ended September 30, 2014, we funded a $3.0 million mortgage loan secured by a 100-unit independent living property in Arizona. The loan is for a term of five years and bears interest at 7.0%, escalating 0.25% annually.

Additionally, during the nine months ended September 30, 2014, we received $1.6 million in regularly scheduled principal payments on our mortgage loans. Additionally, we funded $3.0 million under a $10.6 million mortgage and construction loan. This mortgage and construction loan has been fully funded with no remaining commitments and was secured by a skilled nursing property and the newly constructed 106-bed replacement skilled nursing property. The residents of the old skilled nursing property were relocated to the newly constructed 106-bed replacement skilled nursing property and simultaneously the old skilled nursing property was closed. In October 2014, the closed skilled nursing property was sold by the borrower and released as collateral per the terms of the mortgage and construction loan.

During the nine months ended September 30, 2014, we funded $1.5 million under a $12.0 million capital improvement commitment to an existing borrower and we have a remaining commitment of $10.5 million at September 30, 2014. We also provided this borrower a commitment to borrow up to an additional $40.0 million of loan proceeds under certain conditions and based on certain operating metrics and valuation thresholds. Since these conditions have not been met, no funding has been made under this additional loan commitment.

During the nine months ended September 30, 2014, we purchased a parcel of land in Michigan for $0.5 million. Additionally, we sold two assisted living properties located in Florida and Georgia with a total of 133 units and one school property located in Minnesota for a combined sales price of $7.9 million, resulting in net sales proceeds of $7.7 million, and a net gain on sale of $1.1 million. During the nine months ended September 30, 2014, we funded $6.2 million on a $9.9 million development commitment to construct a 60-unit memory care property located in Colorado. The construction was completed and property was opened in August 2014.

In October 2014, we purchased a parcel of land in Illinois for $1.4 million and entered into a development commitment to construct a 66-unit free-standing memory care property.  The commitment totals $12.2 million, including the land, and was made pursuant to a pipeline agreement and master lease with an existing operator.  Rent, at an initial annual rate of 9.30%, will commence upon completion of construction (but no later than December 31, 2016) and be calculated based on the land purchase price and construction costs funded.

Our master leases with affiliates of Extendicare and Enlivant covering 37 assisted living properties will expire on December 31, 2014.  For the nine months ended September 30, 2014, this portfolio generated approximately $8.2 million or 9.4% of our combined rental revenue and interest income from mortgage loans. In October 2014, we entered into three agreements relating to the 37 assisted living properties as follows:

•    We will sell 16 properties, consisting of 615 units located in Washington, Oregon, Idaho and Arizona to an affiliate of Enlivant for a sales price of $26.5 million. Accordingly, we expect to record a gain on sale of approximately $3.9 million with closing expected to occur in December 2014. Additionally, we gave Enlivant consent to close a property located in Oregon. We are currently exploring sale and lease options for this property which has a net book value of $1.0 million.

•    We will add 13 properties with 500 units in Indiana, Iowa, Ohio, Nebraska and New Jersey to an existing master lease with an affiliate of Senior Lifestyle (or Senior Lifestyle). Beginning January 1, 2015 the initial term of the amended and restated master lease will be 15 years and rent will increase by $5.1 million over the current annual rent increasing annually by 2.6%.

•    We re-leased seven properties with 278 units in Texas to Veritas InCare (or Veritas) under a new 10-year master lease. Beginning January 1, 2015 the initial rent will be $1.5 million increasing 2.5% annually.

Extendicare and Enlivant are obligated to pay rent in accordance with the terms of the current master leases through December 31, 2014. The initial cash yield on the 20 properties re-leased to Senior Lifestyle and Veritas is comparable to the cash yield in 2014 under the expiring master leases with Extendicare and Enlivant. Additionally, the new and amended master leases will provide us with the potential for additional rent attributable to participation in revenue growth at the properties over a predetermined base amount.

As of September 30, 2014, we have a commitment to provide, under certain conditions, up to $5.0 million per year through December 2014 to an existing operator for expansion of the 37 properties they lease from us. The estimated yield of this commitment is 9.5% plus the positive difference, if any, between the average yields on the U.S. Treasury 10-year note for the five days prior to funding, minus 420 basis points. As of September 30, 2014, no funds have been requested under this commitment and it is highly unlikely any funds will be expended based on the lease termination date.

Excluding the $5.0 million per year commitment above, the following table summarizes our investment commitments as of September 30, 2014 and year-to-date funding on our development, redevelopment, renovation and expansion projects (excludes capitalized interest, dollar amounts in thousands):

Type of Property	Investment Commitment	2014 Funding (2)		Commitment Funded		Remaining Commitment		Number of Properties	Number of Beds/Units
Skilled Nursing	$26,200	$ 6,727		$18,056		$ 8,144		4	404
Assisted Living (1)	34,125	16,210		23,530		10,595		5	274
Totals	$60,325	$22,937	(3)	$41,586	(4)	$18,739	(3)	9	678

(1)                Includes the development of two MC properties for a total commitment of $20,325 and one ALF/MC property for a total commitment of $5,800. Also, includes two expired commitments for the expansion of two ALFs for a total of $8,000. We anticipate extending the maturities on these two expansion commitments.

(2)                Excludes funding for completed developments of $869.

(3)                In October 2014, we funded $4,485 under investment commitments. Accordingly, we have a remaining commitment of $14,254.

(4)                Includes land purchase and completed projects with remaining commitment funding and excludes capitalized interest.

During the nine months ended September 30, 2014, we received $0.1 million and funded $0.7 million in principal under our note receivable loans. At September 30, 2014, we had nine notes receivable outstanding with a total commitment to fund $3.0 million. As of September 30, 2014, we funded $1.2 million under these commitments and we have a remaining commitment of $1.8 million. The weighted average interest rate of these loans is 12.0%.

For the nine months ended September 30, 2014, we used $31.9 million of cash in financing activities.  During the nine months ended September 30, 2014, we paid $0.6 million and $4.2 million in scheduled principal payments on bonds payable and senior unsecured notes, respectively. During the nine months ended September 30, 2014, we sold $30.0 million senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our Amended and Restated Note Purchase and Private Shelf agreement. These notes bear interest at 4.5% and will mature on July 31, 2026. We used the proceeds to pay down our unsecured revolving line of credit. As a result of the sale of $30.0 million senior unsecured term notes, our Amended and Restate Note Purchase and Private Shelf agreement has been exhausted with no more availability.

During the nine months ended September 30, 2014, we borrowed $28.5 million and repaid $30.0 million under our unsecured revolving line of credit. At September 30, 2014, we had $19.5 million outstanding under our unsecured revolving line of credit with $220.5 million available for borrowing. At September 30, 2014, we were in compliance with all our covenants.

Subsequent to September 30, 2014, we amended our Unsecured Credit Agreement increasing the commitment to $400.0 million with the opportunity to increase the credit amount up to a total of $600.0 million.  Additionally, the drawn pricing was decreased by 25 basis points. Based on our leverage at September 30, 2014, the amended facility provides for interest annually at LIBOR plus 125 basis points and the unused commitment fee was 30 basis points. The maturity of the facility was extended to October 14, 2018 with a one-year extension at our discretion, subject to customary conditions. Additionally, subsequent to September 30, 2014, we borrowed $9.0 million and repaid $4.5 million under our unsecured revolving line of credit. Accordingly we have $24.0 million outstanding and $376.0 million available for borrowing.

During the nine months ended September 30, 2014, we acquired 200 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, during the nine months ended September 30, 2014, a total of 11,666 stock options were exercised at a total option value of $0.3 million and a total market value on the date of exercise of $0.5 million. During the nine months ended September 30, 2014, we granted 15,000 options to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period from the grant date. At September 30, 2014, we had 76,668 stock options outstanding and 61,668 stock options were exercisable.

At September 30, 2014, the total number of stock options that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 0; 5,000; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense relating to the vesting of stock options for the nine months ended September 30, 2014 was $9,000. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2014, 2015, 2016 and 2017 is $3,000; $15,000; $15,000 and $2,000, respectively.

During the nine months ended September 30, 2014, we granted the following restricted common shares:

No. of Shares	Price per Share	Vesting Period
59,000	$36.81	ratably over 3 years
3,000	$38.43	ratably over 3 years
15,000	$40.05	ratably over 3 years
10,500	$40.05	June 9, 2015
87,500

At September 30, 2014, we had 240,381 restricted common shares outstanding. The total number of restricted common shares that are scheduled to vest through December 31, 2014, 2015, 2016 and 2017 is 33,713; 110,211; 66,726 and 29,731, respectively.  We have no restricted common stock that are scheduled to vest beyond 2017. During the nine months ended September 30, 2014, we recognized $2.3 million of compensation expense related to the vesting of restricted common stock. The remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock for 2014, 2015, 2016, and 2017 is $0.9 million; $2.5 million; $1.3 million and $0.2 million, respectively.

During the nine months ended September 30, 2014, we paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $2.4 million. Additionally, we declared and paid cash dividends on our common stock totaling $53.3 million. Subsequent to September 30, 2014, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of October, November and December, payable on October 31, November 28, and December 31, 2014, respectively, to stockholders of record on October 23, November 20, and December 23, 2014, respectively.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations.  The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets.  Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases.  Inasmuch as we may initially fund some of our investments with variable interest rate debt, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.  As of September 30, 2014, only $1.4 million of our debt, excluding our unsecured revolving line of credit, was at a variable interest rate. Subsequent to September 30, 2014, this variable interest rate debt was paid off.

At September 30, 2014, we had $7.6 million of cash on hand and the potential ability to access the capital markets through the issuance of debt and/or equity securities under our $800.0 million effective shelf registration statement. Subsequent to September 30, 2014, we amended our unsecured revolving line of credit agreement increasing the commitment to $400.0 million with the opportunity to increase the credit amount up to a total of $600.0 million. Additionally, subsequent to September 30, 2014, we borrowed $9.0 million and repaid $4.5 million under our unsecured revolving line of credit. Accordingly we have $24.0 million outstanding and $376.0 million available for borrowing.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity.  The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.  We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2014 and 2015.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2014.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 6.  Exhibits

3.1                            LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K filed September 14, 2012)

3.2                            Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

10.1                    Amendment and Restated Credit Agreement dated as of October 14, 2014 among LTC Properties, Inc. and Bank of Montreal, as Administrative Agent, BMO Capital Markets, as Co-Lead Arranger and Joint Book Runner, KeyBank National Association, as Syndication Agent, KeyBanc Capital Markets, Inc. as Co-Lead Arranger and Joint Book Runner, Royal Bank of Canada as Co-Documentation Agent, RBC Capital Markets as Co-Lead Arranger and Joint Book Runner, Wells Fargo Bank, National Association as Co-Documentation Agent, Wells Fargo Securities LLC as Co-Lead Arranger and Joint Book Runner and Credit Agricole CIB and MUFG Union Bank, N.A. as lenders (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K filed October 15, 2014)

31.1                    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                        The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30,2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30,2014 and 2013; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 3, 2014	By:	/s/ Pamela Shelley-Kessler
Pamela Shelley-Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)