Form 10-K
period 2014-12-31
LTC PROPERTIES INC
filed 2015-02-26
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1‑11314

LTC PROPERTIES, INC.

(Exact name of Registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	71‑0720518 (I.R.S. Employer Identification No.)

2829 Townsgate Road, Suite 350

Westlake Village, California 91361

(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 981‑8655

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by checkmark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the Registrant was approximately $1,336,340,000 as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 19, 2015 was 35,540,762.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated.

CAUTIONARY STATEMENT

This annual report contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward‑looking. You can identify some of the forward‑looking statements by their use of forward‑looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward‑ looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward‑ looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re‑lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010); changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward‑looking statements, please see the discussion under “Risk Factors” contained in this annual report and in other information contained in this annual report and our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward‑looking statements, whether as a result of new information, future events or otherwise.

LTC Properties, Inc

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

Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as sub‑acute care services which are paid either by the patient, the patient’s family, private health insurance, or through the federal Medicare or state Medicaid programs.

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

Independent living facilities, also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on‑ site security and emergency response programs. Many offer on‑site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.

Memory care facilities offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. Purpose built, free‑standing memory care facilities offer an attractive alternative for private‑pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

Portfolio

Our real estate investment in senior housing and long term care properties is managed and conducted as a single operating segment for internal reporting and for internal decision‑making purposes. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Other properties (or Other) property type consists of a school and land held‑for‑use. In addition to the information below, see Item 2. Properties for more information about our portfolio.

The following table summarizes our real estate investment portfolio as of December 31, 2014 (dollar amounts in thousands):

			Twelve Months Ended
			December 31, 2014		Percentage		Number of
	Gross	Percentage of	Rental	Interest	of	Number of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$633,052	56.7%	$52,259	$14,595	59.4%	97	12,057	—
Assisted Living	415,520	37.2%	37,847	985	34.5%	92	—	4,446
Range of Care	46,217	4.1%	5,332	282	5.0%	8	733	348
Under Development(5)	11,495	1.0%	—	—	—%	—	—	—
Other(6)	10,883	1.0%	1,294	—	1.1%	1	—	—
Totals	$1,117,167	100.0%	$96,732	$15,862	100.0%	198	12,790	4,794

(1)	Excludes rental income from properties sold during 2014.
(2)	Excludes interest income from mortgage loans paid off during 2014.
(3)	We have investments in 29 states leased or mortgaged to 37 different operators.
(4)	See Item 2. Properties for discussion of bed/unit count.
(5)	Includes two MC developments with a total of 126 units.
(6)	Includes a school and five parcels of land held‑ for‑use.

As of December 31, 2014 we had $892.2 million in carrying value of net real estate investment, consisting of $726.5 million or 81.4% invested in owned and leased properties and $165.7 million or 18.6% invested in mortgage loans secured by first mortgages.

Owned Properties.  The following table summarizes our investment in owned properties at December 31, 2014 (dollar amounts in thousands):

				Number of		Investment
	Gross	Percentage of	Number of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds(2)	Units(2)	Bed/Unit
Skilled Nursing	$482,036	50.8%	68	8,407	—	$57.34
Assisted Living	401,517	42.3%	84	—	4,176	$96.15
Range of Care	43,907	4.6%	7	634	274	$48.36
Under Development(3)	11,495	1.2%	—	—	—	—
Other(4)	10,883	1.1%	1	—	—	—
Totals	$949,838	100.0%	160	9,041	4,450

(1)	We have investments in 26 states leased to 30 different operators.
(2)	See Item 2. Properties for discussion of bed/unit count.
(3)	Includes two MC developments with a total of 126 units.
(4)	Includes a school and five parcels of land held‑ for‑use.

Owned properties are leased pursuant to non‑cancelable operating leases generally with an initial term of 10 to 15 years. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and that increase is generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility revenues in excess of base amounts or
(iv)	specific dollar increases.

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non‑capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator are generally cross defaulted. The following table summarizes our top ten operators for 2014 and percentage of rental revenue for those operators for 2014 and 2013:

	Percent of
	Rental Revenue
Lessee	2014	2013
Brookdale Senior Living Communities, Inc.	14.9%	11.2%
Senior Care Centers, LLC	12.7%	12.0%
Preferred Care, Inc.	10.3%	10.1%
Traditions Senior Management, Inc.	7.0%	5.6%
Juniper Communities, LLC	6.9%	6.8%
Extendicare, Inc. and Enlivant	6.5%	11.2%
Carespring Healthcare Management, LLC	6.0%	5.5%
Sunrise Senior Living	4.8%	4.7%
Skilled Healthcare Group, Inc.	4.7%	4.6%
Fundamental Long Term Care Company	4.0%	3.4%

Mortgage Loans.  As part of our strategy of making long term investments in properties used in the provision of long term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2014 (dollar amounts in thousands):

							Average
		Percentage			Number of		Investment
	Gross	of	Number	Number of	SNF	ALF	per
Type of Property	Investments	Investments	of Loans	Properties(1)	Beds(2)	Units(2)	Bed/Unit
Skilled Nursing	$151,016	90.3%	15	29	3,650	—	$41.37
Assisted Living	14,003	8.3%	3	8	—	270	$51.86
Range of Care	2,310	1.4%	1	1	99	74	$13.35
Totals	$167,329	100.0%	19	38	3,749	344

(1)	We have investments in 9 states that include mortgages to 12 different operators.
(2)	See Item 2. Properties for discussion of bed/unit count.

In general, the mortgage loans may not be prepaid except in the event of the sale of the collateral property to a third party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one property upon a sale of one or more, but not all, of the collateral properties to a third party which is not an affiliate of the borrower. The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the property under a pre‑existing purchase option, destruction or condemnation, or other circumstances as approved by us. On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year. For other loans, the prepayment premium is based on a yield maintenance formula. A mortgage loan secured by 15 skilled nursing properties in Michigan had a one‑time option between November 2015 and October 2025 to prepay up to 50% of the then outstanding loan balance without penalty. However, subsequent to December 31, 2014, the borrower forfeited the prepayment option in conjunction with a modification of the loan in exchange for our commitment of $20.0 million to fund the redevelopment of two of the properties securing the loan. In addition to a lien on the mortgaged property, the loans are generally secured by certain non‑real estate assets of the properties and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross‑ default and cross‑collateralization features and certain guarantees. See Item 8. FINANCIAL STATEMENTS—Note 6. Real Estate Investments for further description.

Investment and Other Policies

Objectives and Policies.  Our investment policy is to invest primarily in income‑producing senior housing and long term care properties. Over the past three years (2012 through 2014), we acquired skilled nursing, assisted living, independent living, memory care properties and combinations thereof, plus 13 parcels of land for a total of approximately $197.4 million. Also over the past three years, we completed the development, re-development and expansion of eight assisted living properties and three skilled nursing properties for an aggregate investment of $87.3 million, excluding acquisition of parcels of land. Additionally, we invested approximately $146.5 million in mortgage loans over the past three years. We believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments should we determine such future investments are financially feasible. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost‑effective capital and believe we have sufficient liquidity for additional capital investments in 2015.

Our primary marketing and business development strategy is to increase the awareness of our presence and build relationships in the seniors housing and care industry by supporting targeted industry trade organizations, attending industry specific conferences and events patronized by senior living providers, and seeking out speaking engagements at industry related events. We believe this targeted marketing effort has increased deal flow and continues to provide opportunities for new investments in 2015. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

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

We believe skilled nursing facilities are the lowest cost provider for certain levels of acuity; therefore, such facilities play a vital role in our nation’s health care delivery system. Our investments include direct ownership, development and mortgages secured by skilled nursing properties. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

We believe that assisted living, independent living and memory care facilities are an important sector in the long term care market and our investments include direct ownership, development and mortgages secured by assisted living, independent living and/or memory care properties. We have attempted to diversify our portfolio both geographically and across product levels.

Borrowing Policies.  We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional senior housing and long term care properties or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short‑term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short‑term borrowings from banks or otherwise. We may also arrange for long‑term borrowings through public or private offerings or from institutional investors.

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

A significant portion of the revenue of our skilled nursing property borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. Moreover, the Kaiser Commission on Medicaid and the Uninsured stated in October 2014 that 34 states reported enacting new Medicaid rate restrictions for at least one provider type in fiscal year 2014, while 33 states plan rate restrictions for fiscal year 2015.  In fiscal year 2014, 34 states reported one or more rate restrictions across provider types and 46 states reported one or more rate increases. For fiscal year 2015, 33 states have planned at least one provider rate restriction while 45 states are planning at least one rate increase. On the other hand, the Kaiser Commission notes that due to improving state finances, more states are enhancing rates than restricting rates overall in 2014 and 2015.  With regard to nursing home rates in particular, 39 states increased rates in fiscal year 2014 and 40 plan rate increases for fiscal year 2015, compared to nursing home rate restrictions being adopted in 12 states in fiscal year 2014 and 10 states in fiscal year 2015.  In addition, many states have been making changes to their long term care delivery systems that emphasize home and community-based long term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, 42 states in fiscal year 2014 and 47 states in fiscal year 2015 took action to expand the number of individuals serviced in home and community-based service programs.  The federal government also has adopted various policies to promote community-based alternatives to institutional services.  As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Over the years there also have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services.  CMS annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On August 5, 2014, CMS published its final Medicare skilled nursing facility payment rate update for fiscal year 2015, which began on October 1, 2014.  CMS estimates that the final rule will increase aggregate Medicare skilled nursing facility payments by $750 million, or 2%, compared to fiscal year 2014 levels.  Specifically, under the final rule, Medicare rates are updated to reflect a 2.5% market basket increase that is reduced by a 0.5 percentage point “multifactor productivity adjustment” mandated by the Affordable Care Act.  There can be no assurance that any future reductions in Medicare skilled nursing facility payment rates or other policy changes would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Health Care Reform and Other Legislative Developments

Congress and the state legislatures regularly consider, and in some cases adopt, legislation impacting health care providers, including long term care providers.  For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities.  Over the years, Congress adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2015.  Other legislation enacted by Congress in recent years has reduced certain Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community-based services.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”).  The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms.  The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers.  While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers.  Among other things, the Affordable Care Act:  reduces Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services.  The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators.  In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees.  Many aspects of the Affordable Care Act are being implemented through new regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business when fully implemented. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014.  Among other things, the law requires the Secretary of the Department of Health and Human Services to develop a skilled nursing facility “value-based purchasing program,” which will tie Medicare payments to skilled nursing facilities to their performance on certain new readmissions measures, applicable to services furnished beginning October 1, 2018.  Furthermore, on October 6, 2014, President Obama signed the Improving Medicare Post-Acute Care Transformation Act of 2014, which requires the collection of standardized post-acute care assessment data, which eventually could be used as the basis for developing changes to Medicare post-acute care reimbursement policy.  Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.   Increasingly state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs.  Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare and Medicaid payment policy for skilled nursing facility services and other types of post-acute care. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

Insurance

It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance in the specific amounts required by our leases or mortgages because the cost of such insurance and some insurers have stopped offering such insurance for long term care facilities. Additionally, in the past, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non‑possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims, may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses, such as losses due to floods or seismic activity if insurance is available, may be insured subject to certain limitations including large deductibles or co‑payments and policy limits.

Employees

At December 31, 2014, we employed 19 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” (once at the corporate level when earned and once at stockholder level when distributed) that generally results from investment in a non‑REIT corporation.

However, we will be subject to federal income tax as follows:

First, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains.

Second, under certain circumstances, we may be subject to the alternative minimum tax, if our dividend distributions are less than our alternative minimum taxable income.

Third, if we have (i) net income from the sale or other disposition of foreclosure property which is held primarily for sale to customers in the ordinary course of business or (ii) other non‑qualifying income from foreclosure property, we may elect to be subject to tax at the highest corporate rate on such income, if necessary to maintain our REIT status.

Fourth, if we have net income from “prohibited transactions” (as defined below), such income will be subject to a 100% tax.

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

Seventh, if we acquire an asset which meets the definition of a built‑in gain asset from a corporation which is or has been a C corporation (i.e., generally a corporation subject to full corporate‑level tax) in certain transactions in which the basis of the built‑in gain asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and if we subsequently recognize gain on the disposition of such asset during the ten‑year period, called the recognition period, beginning on the date on which we acquired the asset, then, to the extent of the built‑in gain (i.e., the excess of (a) the fair market value of such asset over (b) our adjusted basis in such asset, both determined as of the beginning of the recognition period), such gain will be subject to tax at the highest regular corporate tax rate, pursuant to IRS regulations.

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

Ninth, if we fail to satisfy any of the REIT asset tests, as described below, by more than a de minimus amount, due to reasonable cause and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non‑qualifying assets that caused us to fail such test.

Tenth, if we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income tests or certain violations of the asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but we will be required to pay a penalty of $50,000 for each such failure.

Finally, if we own a residual interest in a real estate mortgage investment conduit (or REMIC), we will be taxed at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our shares that is held in record name by “disqualified organization.” A “disqualified organization” includes the United States, any state or political subdivision thereof, any foreign government or international organization, any agency or instrumentality of any of the foregoing, any rural electrical or telephone cooperative and any tax‑ exempt organization (other than a farmer’s cooperative described in Section 521 of the Code) that is exempt from income taxation and from the unrelated business taxable income provisions of the Code. However, to the extent that we own a REMIC residual interest through a taxable REIT subsidiary, we will not be subject to this tax.

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

The Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (5) and (6) do not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (6), pension funds and certain other entities are treated as individuals, subject to a “look‑ through” exception.

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

Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

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

•

We generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are “usually or customarily rendered” in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise “rendered to the occupant for his convenience.”

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

The term “interest” generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage of receipts or sales.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are eligible for relief. These relief provisions will be generally available if our failure to meet the tests was due to reasonable cause and not due to willful neglect and following the identification of the failure to satisfy one or both income tests, a description of each item of gross income is filed in accordance with IRS regulations.

It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to the greater of the amount by which we failed the 75% or 95% test, multiplied by (b) a fraction intended to reflect our profitability.

Asset Tests.  At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operations), and government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the “10% vote and value test”). Further, no more than 25% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (for tax years beginning prior to July 30, 2008, 20% of the total value of our assets) and no more than 5% of the value of our total assets may be represented by securities of any non‑governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (or TRS). Each of the 10% vote and value test and the 25% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

Investments in Taxable REIT Subsidiaries.  For taxable years beginning after December 1, 2000, REITs may own more than 10% of the voting and value of securities in a TRS. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with the REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more that 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non‑customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C corporation. In addition, a TRS may be prevented from deducting interest on debt funded directly or indirectly by its parent REIT if certain tests regarding the TRS’s debt to equity ratio and interest expense are not satisfied. A REIT’s ownership of a TRS will not be subject to the 10% or 5% asset tests described above, and its operations will be subject to the provisions described above. At this time, we do not have any taxable REIT subsidiaries.

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

Ownership of Interests in Partnerships, Limited Liability Companies and Qualified REIT Subsidiaries.  We own interests in various partnerships and limited liabilities companies. In the case of a REIT which is a partner in a partnership, or a member in a limited liability company treated as a partnership for federal income tax purposes, Treasury Regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company, based on its interest in partnership capital, subject to special rules relating to the 10% REIT asset test described above. Also, the REIT will be deemed to be entitled to its proportionate share of income of that entity. The assets and items of gross income of the partnership or limited liability company retain the same character in the hands of the REIT for purposes of Section 856 of the Code, including satisfying the gross income tests and the asset tests. Thus, our proportionate share of the assets and items of income of partnerships and limited liability companies taxed as partnerships, in which we are, directly or indirectly through other partnerships or limited liability companies taxed as partnerships, a partner or member, are treated as our assets and items of income for purposes of applying the REIT qualification requirements described in this Annual Report on Form 10‑K (including the income and asset tests previously described).

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

Annual Distribution Requirements.  In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders annually in an amount at least equal to:

(1)	the sum of:
(a)	90% of our “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and our net capital gain); and
(b)	90% of the net income, if any (after tax), from foreclosure property; minus
(2)	the excess of certain items of non‑cash income over 5% of our real estate investment trust taxable income.

In addition, if we dispose of any asset we acquired from a corporation which is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation, within the ten‑year period following our acquisition of such asset, we would be required to distribute at least

90% of the after‑tax gain, if any, we recognized on the disposition of the asset, to the extent that gain does not exceed the excess of (a) the fair market value of the asset on the date we acquired the asset over (b) our adjusted basis in the asset on the date we acquired the asset.

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

To the extent that we do not distribute all of our net long term capital gain or distribute at least 90% but less than 100%, of our “real estate investment trust taxable income,” as adjusted, we will be subject to tax on such amounts at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

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

Failure to Qualify.  If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us, nor will any distributions be required to be made. Unless entitled to relief under specific statutory provisions, we will also be disqualified from re‑electing our REIT status for the four taxable years following the year during which qualification was lost. It is not possible to state whether we would be entitled to the statutory relief in all circumstances. Failure to qualify as a REIT for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

State and local taxation.  We may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or reside. The state and local tax treatment of our Company may not conform to the federal income tax consequences discussed above.

Investor Information

We make available to the public free of charge through our internet website our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (or SEC). Our internet website address is www.LTCreit.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10‑K.

Posted on our website www.LTCreit.com under the “Corporate Governance” section under the “Investors” heading are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Policies, and Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (or NYSE), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website under the heading “SEC Filings” includes information concerning purchases and sales of our equity securities by our executive officers and directors.

You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file. The address of the SEC website is www.sec.gov.

You also may contact our Investor Relations Department at:

LTC Properties, Inc.

2829 Townsgate Road, Suite 350

Westlake Village, California 91361

Attn: Investor Relations

(805) 981‑8655

Item 1A.  RISK FACTORS

This section discusses risk factors that may affect our business, operations, and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected and the value of our securities could decline. In addition, these risk factors contain “forward‑looking statements” as discussed above under the heading “Cautionary Statement.” The following information should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and related notes in this Annual Report on Form 10‑ K.

A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock.  The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds available for distribution. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.  A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. At December 31, 2014, we had $25.2 million of cash on hand and $400.0 million available under our unsecured revolving line of credit. Subsequent to December 31, 2014, we borrowed $18.0 million under our unsecured revolving line of credit. Accordingly, we have $18.0 million outstanding with $382.0 million available for borrowing. Also, we have $775.1 million available under our effective shelf registration to access the capital markets through the issuance of debt and/or equity securities. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

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

We Depend on Lease Income and Mortgage Payments from Real Property.  Approximately 99.5% of our revenue for the year ended December 31, 2014, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term. There can be no assurance that if such failure to renew were to occur, or if we did not re‑lease a property to a current lessee, we could lease the property to others on favorable terms, at the same rent as the current rent, or on a timely basis.

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

Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.   Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies along with other cost-control measures.  For instance, under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans.  The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2024, although Congress and the Administration could enact alternative budget legislation at any time that would end or modify sequestration. These and other changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Certain of these initiatives have had the result of limiting Medicare and Medicaid reimbursement for nursing facility services.  In particular, the establishment of a Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system significantly reduced Medicare reimbursement to skilled nursing facility providers.  While Congress subsequently took steps to mitigate the impact of the prospective payment system on skilled nursing facilities, other federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities.  Moreover, state budget pressures continue to result in adoption of Medicaid provider payment reductions in some states.  No assurances can be given that any additional Medicare or Medicaid legislation or regulatory policies adopted by the federal government or the states would not reduce Medicare or Medicaid reimbursement to nursing facilities or result in additional costs for operators of nursing facilities.

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

We Could Fail to Collect Amounts Due Under Our Straight‑line Rent Receivable Asset.  Straight‑line accounting requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the consolidated balance sheet called straight‑line rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized which reduces the straight‑line rent receivable balance to zero by the end of the lease. We periodically assess the collectability of the straight‑line rent receivable. If during our assessment we determined that we were unlikely to collect a portion or the entire straight‑line rent receivable asset, we may provide a reserve against the previously recognized straight‑line rent receivable asset for a portion or up to its full value that we estimate may not be recoverable.

Our Assets May be Subject to Impairment Charges.  We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse affect on our results of operations and a non‑cash impact on funds from operations in the period in which the write‑off occurs.

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

Our Real Estate Investments are Relatively Illiquid.  Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. All of our properties are “special purpose” properties that cannot be readily converted to general residential, retail or office use. Health care facilities that participate in Medicare or Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Such requirements may include a duty to admit Medicare and Medicaid patients, limiting the ability of the facility to increase its private pay census beyond certain limits. Medicare and Medicaid facilities are regularly inspected to determine compliance, and may be excluded from the programs—in some cases without a prior hearing—for failure to meet program requirements. Transfers of operations of nursing homes and other health care‑related facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee or borrower becomes unable to meet its obligations on the lease or mortgage loan, the liquidation value of the property may be substantially less than the net book value or the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the property or the replacement of the operator with a new operator licensed to manage the facility. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our income and cash flows from operations would be adversely affected.

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

We are Subject to Risks and Liabilities in Connection with Properties Owned Through Limited Liability Companies and Partnerships.  In prior years, we had ownership interests in limited liability companies and partnerships. We may make additional investments through these ventures in the future. Partnership or limited liability company investments may involve risks such as the following:

•

our partners or co‑members might become bankrupt (in which event we and any other remaining general partners or members would generally remain liable for the liabilities of the partnership or limited liability company);

•	our partners or co‑members might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals;
•

our partners or co‑members may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT; and

•

agreements governing limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy‑sell” or other provisions which may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Here and throughout this Form 10‑K wherever we provide details of our properties’ bed/unit count, the number of beds/units applies to skilled nursing, assisted living, independent living and memory care properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi‑patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de‑licensing of beds or in our opinion impact the value of the property, we would take action against the lessee/borrower to preserve the value of the property/collateral.

Owned Properties.  The following table sets forth certain information regarding our owned properties as of December 31, 2014 (dollars amounts in thousands):

										Remaining
	No. of	No. of	No. of	No. of		No. of		No. of		Lease	Gross
Location	SNFs	ALFs	ROCs	UDPs		Others		Beds/Units	Encumbrances	Term(1)	Investment
Alabama	2	—	1	—		—		459	$—	82	$18,622
Arizona	5	—	—	—		—		907	—	56	36,091
California	2	2	—	—		—		508	—	71	48,719
Colorado	2	12	1	—	(2)	—		920	—	98	109,859
Florida	5	8	—	—		—		961	—	77	71,011
Georgia	2	—	—	—		—		257	—	112	4,860
Illinois	—	—	—	—	(3)	—		—	—	—	2,076
Indiana	—	3	—	—		—		140	—	40	9,856
Iowa	6	1	1	—		—		579	—	71	17,422
Kansas	3	5	—	—		—		461	—	92	31,256
Kentucky	1	—	—	—		—		143	—	151	21,716
Michigan	—	—	—	—		—	(4)	—	—	—	1,613
Mississippi	—	1	—	—		—		62	—	20	9,430
Nebraska	—	4	—	—		—		157	—	—	9,332
New Jersey	—	4	—	—		1		205	—	133	70,667
New Mexico	7	—	—	—		—		843	—	66	50,622
N. Carolina	—	5	—	—		—		210	—	72	13,096
Ohio	2	11	—	—		—		772	—	96	98,647
Oklahoma	—	6	—	—		—		219	—	72	12,315
Oregon	1	1	—	—		—		135	—	12	6,828
Pennsylvania	—	3	—	—		—		199	—	63	18,040
S. Carolina	—	3	2	—		—		339	—	73	19,800
Tennessee	2	—	—	—		—		141	—	108	5,236
Texas	24	15	1	—		—		4,251	—	105	225,647
Virginia	3	—	1	—		—		500	—	101	29,052
Washington	1	—	—	—		—		123	—	19	8,025
TOTAL	68	84	7	—		1		13,491	$—	90	$949,838

(1)	Weighted average remaining months in lease term as of December 31, 2014.
(2)	Includes a MC developments with 60 units.
(3)	Includes a MC development with 66 units.
(4)	Includes five parcels of land held‑for‑use.

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2014 (dollars amounts in thousands):

									Annualized	% of Annualized
	No. of	No. of		No. of	No. of	No. of	No. of		Rental	Rental Income
Year	SNFs	ALFs		ROCs	Others	Beds/Units	Operators		Income(1)	Expiring
2015	—	—		—	—	—	—		—	—%
2016	4	4		—	—	675	4		3,097	3.0%
2017	1	—		—	1	60	2		1,653	1.6%
2018	4	9		1	—	1,296	5		10,665	10.4%
2019	3	—		—	—	613	1		1,596	1.5%
2020	1	35		—	—	1,639	2		13,631	13.2%
2021	30	4		4	—	4,232	4		18,365	17.8%
2022	1	—		—	—	121	1		626	0.6%
2023	8	1		1	—	1,163	3		9,345	9.1%
2024	2	12		1	—	1,034	5		7,996	7.8%
Thereafter	14	18		—	—	2,622	5		36,028	35.0%
TOTAL	68	83	(2)	7	1	13,455	30	(3)	$103,002	100.0%

(1)

Annualized rental income is the total rent, excluding amortization of lease inducement, over the life of the lease recognized evenly over that lease term as of December 31, 2014 and was adjusted for the re-leasing of 20 assisted living properties formerly co-leased by affiliates of Extendicare, Inc. and Enlivant which is effective January 1, 2015. See Item 8. FINANCIAL STATEMENTS—NOTE 3. Major Operators for further discussion of the transactions relating to the properties formerly co-leased to affiliates of Extendicare, Inc. and Enlivant.

(2)

Excludes a closed assisted living property. See Item 8. FINANCIAL STATEMENTS—NOTE 3. Major Operators for further discussion of the transactions relating to this property formerly co-leased to affiliates of Extendicare, Inc. and Enlivant.

(3)

We have a total of 30 operators. Two of our operators are parties to multiple leases with dissimilar expirations; therefore, the sum of the number of operators by maturity does not equal our total number of operators.

Mortgage Loans.  The following table sets forth certain information regarding our mortgage loans as of December 31, 2014 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs	ALFs	ROCs	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investment	Service(1)
Arizona	—	1	—	100	7.00%	55	$3,027	$3,016	$242
California	—	—	1	173	11.63%	3	4,700	2,311	583
Michigan	15	—	—	2,058	9.53%	346	124,387	127,725	12,079
Missouri	2	—	—	190	10.88%-11.35%	37	3,000	3,051	657
Pennsylvania	—	1	—	70	7.11%	24	5,100	5,100	367
Texas	9	6	—	1,208	10.40%-13.70%	36	22,715	13,892	2,869
Utah	1	—	—	84	10.75%	59	1,400	1,237	171
Washington	1	—	—	104	13.75%	22	1,700	397	237
Wisconsin	1	—	—	106	10.08%	95	10,600	10,600	1,083
TOTAL	29	8	1	4,093		276	$176,629	$167,329	$18,288

(1)	Includes principal and interest payments.

Item 3.  LEGAL PROCEEDINGS

We are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of our business, which in our opinion are not singularly or in the aggregate anticipated to be material to our results of operations or financial condition. Claims and lawsuits may include matters involving general or professional liability asserted against the lessees or borrowers of our properties, which we believe under applicable legal principles are not our responsibility as a non‑possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. We intend to continue to vigorously defend such claims and lawsuits.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the symbol “LTC”. Set forth below are the high and low reported sale prices for our common stock as reported on the NYSE for each of the periods indicated.

	2014		2013
	High	Low	High	Low
First quarter	$39.31	$34.77	$40.80	$35.58
Second quarter	$41.07	$36.46	$48.69	$36.12
Third quarter	$41.25	$36.77	$41.84	$34.30
Fourth quarter	$44.49	$36.75	$40.68	$34.88

Holders of Record

As of December 31, 2014 we had approximately 262 stockholders of record of our common stock.

Dividend Information

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2014	2013	2014	2013
First quarter	$0.510	$0.465	$0.510	$0.465
Second quarter	$0.510	$0.465	$0.510	$0.465
Third quarter	$0.510	$0.465	$0.510	$0.465
Fourth quarter	$0.510	$0.510	$0.510	$0.510
	$2.040	$1.905	$2.040	$1.905

We intend to distribute to our stockholders an amount at least sufficient to satisfy the distribution requirements of a REIT. Cash flows from operating activities available for distribution to stockholders will be derived primarily from interest and rental payments from our real estate investments. All distributions will be made subject to approval of our Board of Directors and will depend on our earnings, our financial condition and such other factors as our Board of Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to holders of our shares equal to at least 90% of our REIT taxable income. (See “Annual Distribution Requirements”.)

Issuer Purchases of Equity Securities

The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended December 31, 2014 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased(1)	Share	Plan(2)	Under the Plan
October 1 - October 31, 2014	—	$—	—	—
November 1 - November 30, 2014	—	$—	—	—
December 1 - December 31, 2014	5,124	$41.28	—	—
Total	5,124		—

(1)	During the three months ended December 31, 2014, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2)	No shares were purchased as part of publicly announced plans or programs.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 75% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. In 2013, our equity ownership of real estate assets was more than 75%.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2009 to December 31, 2014 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2009 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Performance
225
200
175
150
125
100
75
Index Value
LTC Properties, Inc.
NAREIT Equity
S&P 500
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
LTC Properties, Inc.	100.00	111.45	130.15	156.72	165.44	212.64
NAREIT Equity	100.00	127.96	138.57	163.60	167.63	218.16
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

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

Item 6.  SELECTED FINANCIAL DATA

The following table of selected financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10‑K.

	2014	2013	2012		2011		2010
	(In thousands, except per share amounts)
Operating information:
Total revenues	$118,961	$104,974	$92,482		$83,618		$72,740
Income from continuing operations	73,399	55,405	50,306		48,620		44,851
Income allocated to non-controlling interests(1)	—	—	37		191		191
Income allocated to participating securities	481	383	377		342		230
Income allocated to preferred stockholders(2)	3,273	3,273	3,273		9,078		16,045
Net income available to common stockholders	69,645	54,159	47,640		39,832		29,587
Per share information:
Net income per common share from continuing operations available to common stockholders:
Basic	$2.01	$1.56	$1.54		$1.34		$1.16
Diluted	$1.99	$1.56	$1.54		$1.33		$1.16
Net income per common share available to common stockholders:
Basic	$2.01	$1.64	$1.58		$1.36		$1.21
Diluted	$1.99	$1.63	$1.57		$1.36		$1.21
Common stock distributions declared	$2.04	$1.91	$1.79		$1.68		$1.58
Common stock distributions paid	$2.04	$1.91	$1.79		$1.68		$1.58
Balance sheet information:
Total assets	$965,819	$931,410	$789,592		$647,097		$561,264
Total debt(3)	281,633	278,835	303,935	(4)	159,200	(4)	91,430

(1)	During 2012, our limited partners exercised their rights to convert all of their 112,588 partnership units. As a result, we subsequently terminated the limited partnership.
(2)	Income allocated to preferred stockholders includes the following (dollar amounts in thousands):

	2014	2013	2012	2011	2010
Preferred stock dividends	$3,273	$3,273	$3,273	$5,512	$13,662
Preferred stock redemption charge	—	—	—	3,566	2,383
Total income allocated to preferred stockholders	$3,273	$3,273	$3,273	$9,078	$16,045

(3)	Includes bank borrowings, senior unsecured notes, mortgage loans payable and bonds payable.
(4)	Increase primarily due to the sale of senior unsecured term notes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self‑administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long term care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. In 2014, senior housing and long term care properties, which include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof comprised approximately 99.0% of our investment portfolio. The following table summarizes our real estate investment portfolio as of December 31, 2014 (dollar amounts in thousands):

			Twelve Months Ended
			December 31, 2014		Percentage	Number	Number of
	Gross	Percentage of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$633,052	56.7%	$52,259	$14,595	59.4%	97	12,057	—
Assisted Living	415,520	37.2%	37,847	985	34.5%	92	—	4,446
Range of Care	46,217	4.1%	5,332	282	5.0%	8	733	348
Under Development(5)	11,495	1.0%	—	—	—%	—	—	—
Other(6)	10,883	1.0%	1,294	—	1.1%	1	—	—
Totals	$1,117,167	100.0%	$96,732	$15,862	100.0%	198	12,790	4,794

(1)	Excludes rental income from properties sold during 2014.
(2)	Excludes interest income from mortgage loans paid off during 2014.
(3)	We have investments in 29 states leased or mortgaged to 37 different operators.
(4)	See Item 2. Properties for discussion of bed/unit count.
(5)	Includes two MC developments with a total of 126 units.
(6)	Includes one school and five parcels of land held‑ for‑use.

As of December 31, 2014 we had $892.2 million in carrying value of net real estate investment, consisting of $726.5 million or 81.4% invested in owned and leased properties and $165.7 million or 18.6% invested in mortgage loans secured by first mortgages.

For the year ended December 31, 2014, rental income and interest income from mortgage loans represented 85.6% and 13.9%, respectively, of total gross revenues. In most instances, our lease structure contains fixed or estimable annual rental escalations, which are generally recognized on a straight‑line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the years ended December 31, 2014, we recognized $3.0 million in straight‑line rental income and recorded $30,000 of straight‑line rent receivable reserve. Our lease with affiliates of Extendicare, Inc. (or Extendicare) and Enlivant covering 37 assisted living properties expired on December 31, 2014. Effective January 1, 2015, we re-leased 20 of the 37 properties by adding 13 properties to an existing master lease and entering into a new master lease for seven of the properties. See Investing Activities below for further discussion of the transactions relating to the properties formerly co-leased to affiliates of Extendicare and Enlivant. For the remaining leases in place at December 31, 2014, including the new leases effective January 1, 2015 for the 20 properties formerly co-leased by Extendicare and Enlivant, and assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight‑line rental income will increase from $3.0 million in 2014 to $6.9 million for projected annual 2015 primarily due to the new leases effective January 1, 2015 for the 20 properties, as previously discussed, and completed development projects. Conversely, our cash rental income is projected to decrease from $99.7 million in 2014 to $98.1 million for projected annual 2015 primarily due to the sale of 16 properties to Enlivant partially offset by completed development projects. During the year ended December 31, 2014, we received

$99.7 million of cash rental revenue and recorded $0.8 million of lease inducement. At December 31, 2014, the straight‑line rent receivable balance, net of reserves, on the consolidated balance sheet was $32.7 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. For the year ended December 31, 2014, we materially amended two existing master leases and entered into one new master lease. One existing master lease was amended for the sole purpose of adding a newly acquired 48-unit assisted living property and incorporating the related economics (see Key Transactions below for further information regarding the acquisition). Another existing master lease was amended and restated to facilitate its combination with an existing individual lease, extend the lease term by approximately 10 years, and re-set the rent resulting in a 29% increase in the aggregate rent payable under the previous leases. Finally, we transitioned four non-stabilized, underperforming assisted living properties to a new lessee and entered into a new master lease for a term of two years at rent representing a decrease of approximately 61% from that rent payable under the prior master lease (which decrease may be partially mitigated by percentage rent derived from increased revenues at the properties). At the expiration of the 2-year term, the rent for these properties will be adjusted to their then current market rates.

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

•

With respect to skilled nursing properties, we attempt to invest in properties that do not have to rely on a high percentage of private‑pay patients. We prefer to invest in a property that has significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

•	For assisted living and independent living investments we have attempted to diversify our portfolio both geographically and across product levels.
•

Memory care facilities offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. Purpose built, free‑standing memory care facilities offer an attractive alternative for private‑pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

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

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross‑defaulted and cross‑collateralized with other loans, operating leases or agreements between us and the operator and its affiliates.

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost‑effective capital.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators. Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

At December 31, 2014, we had $25.2 million of cash on hand and $400.0 million available under our unsecured revolving line of credit. Subsequent to December 31, 2014, we borrowed $18.0 million under our unsecured revolving line of credit. Accordingly, we have $18.0 million outstanding with $382.0 million available for borrowing. Also, we have $775.1 million available under our effective shelf registration to access the capital markets through the issuance of debt and/or equity securities. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

Extendicare, Inc. and Enlivant. Our master lease with affiliates of Extendicare, Inc. (or Extendicare) and Enlivant (formerly known as Assisted Living Concepts, Inc.) covering 37 assisted living properties with a total of 1,429 units expired on December 31, 2014. For the year ended December 31, 2014, this portfolio generated approximately $11.0 million or 9.3% of our combined rental revenue and interest income from mortgage loans. During the fourth quarter of 2014, we entered into three agreements relating to the 37 assisted living properties as follows:

•

We sold 16 properties, consisting of 615 units located in Washington, Oregon, Idaho and Arizona to an affiliate of Enlivant for a sales price of $26.5 million. Accordingly, we recognized a gain on sale of $3.8 million. We also gave Enlivant consent to close a property located in Oregon. We are currently exploring sale and lease options for this property which has a net book value of $0.9 million.

•

We added 13 properties with 500 units in Indiana, Iowa, Ohio, Nebraska and New Jersey to an existing master lease with an affiliate of Senior Lifestyle Management (or Senior Lifestyle). Beginning January 1, 2015, the initial term of the amended and restated master lease will be 15 years and rent will increase by $5.1 million over the current annual rent, increasing by 2.6% annually thereafter.

•

We re-leased seven properties with 278 units in Texas to Veritas InCare (or Veritas) under a new 10-year master lease. Beginning January 1, 2015, the initial rent will be $1.5 million increasing 2.5% annually.

Extendicare and Enlivant paid rent in accordance with the terms of the current master leases through December 31, 2014. The initial cash yield on the 20 properties re-leased to Senior Lifestyle and Veritas is comparable to the cash yield in 2014 under the expiring master leases with Extendicare and Enlivant. Additionally, the new and amended master leases will provide us with the potential for additional rent attributable to participation in revenue growth at the properties over a predetermined base amount.

Owned Properties.  During 2014, we acquired a 48-unit assisted living property located in Colorado for $9.8 million and recorded $0.1 million in transaction costs. The property was added to an existing master lease at an incremental initial cash yield of 6.5% and we provided the lessee with contingent earn-out payments as a lease inducement. The contingent earn-out payments require us to pay two earn-out payments totaling up to $4.0 million upon the property achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis and recorded the estimated fair value of $3.2 million as a lease inducement which is amortized as a yield adjustment over the life of the lease and a contingent earn-out liability which is accreted to the settlement amount as of the estimated payment date. See Investing Activities below for further discussion on the accounting treatment of the contingent earn-out liability.

During 2014, we purchased a vacant parcel of land in Illinois for $1.4 million under a development pipeline agreement whereby we have the opportunity to finance any senior housing development project or acquisition originated by an operator. The land was added to an existing master lease and we entered into development commitments in an amount not to exceed $12.2 million, including the land purchase, to fund the construction of a 66-unit memory care property.

Also, in 2014, we completed the development of three assisted living properties with a total of 188 units and a 143-bed skilled nursing property for a total cost of $45.0 million. Additionally, we completed the expansion and renovation of three existing assisted living properties with a total of 195 units for an aggregate cost of $11.5 million.

During 2014, we sold two assisted living properties located in Florida and Georgia with a total of 133 units, a school located in Minnesota, and a closed skilled nursing property for a combined sales price of $8.1 million, resulting in net sales proceeds of $7.9 million and net gain on sale of $1.1 million.

Mortgage Loans.  During 2014, we originated a $3.0 million mortgage loan secured by a 100-unit independent living property in Arizona. The loan is for a term of five years and bears interest at 7.0%, escalating 0.25% annually. Additionally, we funded $3.0 million which represents the final funding on a $10.6 million mortgage and construction loan secured by an existing skilled nursing property and a newly constructed 106-bed replacement skilled nursing property. Upon completion of construction, the residents were relocated from the old skilled nursing property to the new replacement skilled nursing property and the old skilled nursing property was closed. The old skilled nursing property was sold by the borrower and released as collateral. Subsequent to December 31, 2014, we purchased and equipped the replacement property for a total of $13.9 million by exercising our right under the agreement. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time of purchase. Additionally, we paid the lessee a $1.1 million lease inducement which will be amortized as a yield adjustment over the life of the lease term.

Bank Borrowings.  During 2014, we amended our unsecured revolving line of credit increasing the commitment to $400.0 million with the opportunity to increase the credit amount up to a total of $600.0 million. The amended unsecured revolving line of credit decreased our drawn pricing by 25 basis points and the maturity was extended to October 14, 2018. Additionally, the amendment provides for a one-year extension.

Senior Unsecured Notes. During 2014, we sold $30.0 million aggregate principal amount of 4.5% senior unsecured notes due July 31, 2026 to affiliates and managed accounts of Prudential Investment Management, Inc. The notes mature in 12 years with interest‑only payments in the first eight years and annual principal amortization thereafter. We used a portion of the proceeds to pay down our unsecured revolving line of credit.

Equity.  During 2014, we sold 600,000 shares of common stock at a price of $41.50 per share in a direct placement to certain institutional investors. The net proceeds of $24.6 million were used to pay down amounts outstanding under our unsecured revolving line of credit, to fund our current development commitments and for general corporate purposes.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	Period Ended
	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013
Asset mix:
Real property	$949,838	$966,012	$956,516	$951,491	$937,617
Loans receivable	167,329	173,051	169,766	169,163	167,115
Investment mix:
Skilled nursing properties(1)	$633,052	$632,547	$629,228	$625,831	$621,791
Assisted living properties(1)	415,520	442,538	435,406	431,567	420,385
Range of care properties	46,217	46,293	46,367	46,439	46,509
Under development(1)	11,495	6,802	4,848	3,210	2,440
Other(2)	10,883	10,883	10,433	13,607	13,607
Operator mix:
Prestige Healthcare	$141,527	$139,702	$138,437	$137,739	$137,739
Brookdale Communities(3)	123,984	123,229	123,172	119,160	112,290
Senior Care Centers, LLC	115,039	114,539	114,539	114,539	114,539
Juniper Communities, LLC	87,088	87,088	87,088	87,088	87,088
Extendicare, Inc. & Enlivant(4)	48,977	88,034	88,034	88,034	88,034
Remaining operators	600,552	586,471	575,012	574,094	565,042
Geographic mix:
Texas	$239,539	$239,926	$239,809	$239,158	$238,750
Michigan	129,338	127,513	126,247	125,550	125,550
Colorado	109,859	94,598	89,019	78,258	67,416
Ohio	98,647	98,647	98,647	98,647	98,647
Florida	71,011	77,665	77,555	82,046	82,079
Remaining states(4)	468,773	500,714	495,005	496,995	492,290

(1)

During 2014, we completed the construction of a 60‑unit memory care property, a 48-unit memory care property, a 143‑bed skilled nursing property and a combination assisted living and memory care property with 80 units. Accordingly, these properties were reclassified from “Under development” to either “Skilled nursing property” or “Assisted living property,” depending on the property type, for all periods presented.

(2)	Includes a school and five parcels of land held‑ for‑use.
(3)

In July 2014, Brookdale Senior Living, Inc., parent company of Brookdale Senior Living Communities, Inc. (or Brookdale Communities) merged with Emeritus Corporation (or Emeritus). Prior to the merger, Emeritus operated two assisted living properties under a master lease. These properties were reclassified into Brookdale Communities for all periods presented.

(4)

In December 2014, we sold 16 assisted living properties with a gross investment of $39,056 to an affiliate of Enlivant. These properties were located in Arizona, Idaho, Oregon and Washington. During 2014, we re-leased 20 assisted living properties, effective January 1, 2015, and closed an assisted living property formerly co-leased to affiliates of Extendicare, Inc. and Enlivant. See Investing Activities below for further discussion of the transactions relating to the properties formerly co-leased to affiliates of Extendicare, Inc. and Enlivant.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/14		12/31/14			9/30/14			6/30/14		3/31/14			12/31/13
Debt to gross asset value	23.7%		23.7%		(1)	25.5%			25.1%		25.2%		(5)	24.2%
Debt & preferred stock to gross asset value	26.9%		26.9%		(1)	28.7%			28.4%		28.5%		(5)	27.6%
Debt to market capitalization ratio	15.2%		15.2%		(2)	18.6%		(4)	17.4%		17.9%			18.0%
Debt & preferred stock to market capitalization ratio	17.3%		17.3%		(2)	21.0%		(4)	19.7%		20.2%			20.5%
Interest coverage ratio(6)	7.3	x	6.9	x	(3)	7.3	x		7.5	x	7.6	x		7.7	x
Fixed charge coverage ratio(6)	6.0	x	5.7	x	(3)	6.0	x		6.1	x	6.1	x		6.1	x

	Year Ended		Quarter Ended
	12/31/14		12/31/14		9/30/14		6/30/14		3/31/14		12/31/13
Net income	$73,399		$21,000		$17,122		$18,273		$17,004		$14,650
Less: Gain on sale	(4,959)		(3,819)		—		(1,140)		—		—
Add: Interest expense	13,128		3,683		3,170		3,088		3,187		2,852
Add: Depreciation and amortization—continuing & discontinued operations	25,529		6,594		6,335		6,302		6,298		6,237
Total adjusted EBITDA	$107,097		$27,458		$26,627		$26,523		$26,489		$23,739

Interest expense	$13,128		$3,683		$3,170		$3,088		$3,187		$2,852
Add: Capitalized interest	1,506		290		474		435		307		214
Interest incurred	$14,634		$3,973		$3,644		$3,523		$3,494		$3,066

Interest coverage ratio	7.3	x	6.9	x	7.3	x	7.5	x	7.6	x	7.7	x

Interest incurred	$14,634		$3,973		$3,644		$3,523		$3,494		$3,066
Preferred stock dividends (excludes preferred stock redemption charge)	3,273		819		818		818		818		819
Total fixed charges	$17,907		$4,792		$4,462		$4,341		$4,312		$3,885

Fixed charge coverage ratio	6.0	x	5.7	x	6.0	x	6.1	x	6.1	x	6.1	x

(1)

Decrease primarily due to debt pay down from proceeds from the sale of 16 properties to Enlivant and proceeds from the sale of 600,000 shares of common stock in a registered direct placement partially offset by a decrease in gross asset value related to the sale of properties.

(2)

Decrease primarily due to the decrease in outstanding debt and the increase in market capitalization resulting from the sale of 600,000 shares of common stock in a registered direct placement and increase in stock price.

(3)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes and increased availability under our expanded unsecured revolving line of credit.
(4)	Increase primarily due to sale of senior unsecured notes and decrease in market capitalization due to decrease in stock price.
(5)

Increase primarily due to increased borrowings under our unsecured revolving line of credit partially offset by the increase in gross asset value from additional development and capital improvement funding.

In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (non‑GAAP financial measure). Adjusted EBITDA is not an alternative to net income, operating income, income from continuing operations or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute or any such U.S. GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

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

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company‑specific trends.

Operating Results

Year ended December 31, 2014 compared to year ended December 31, 2013 (in thousands)

	Years ended December 31,
	2014	2013	Difference
Revenues:
Rental income	$101,849	$98,166	$3,683	(1)
Interest income from mortgage loans	16,553	6,298	10,255	(2)
Interest and other income	559	510	49
Total revenues	118,961	104,974	13,987
Expenses:
Interest expense	13,128	11,364	1,764	(3)
Depreciation and amortization	25,529	24,389	1,140	(1)
Provision for doubtful accounts	32	2,180	(2,148)	(4)
General and administrative expenses	11,832	11,636	196
Total expenses	50,521	49,569	952
Operating income	68,440	55,405	13,035
Gain on sale of real estate, net	4,959	—	4,959	(5)
Income from continuing operations	73,399	55,405	17,994
Discontinued operations:
Income from discontinued operations	—	805	(805)	(6)
Gain on sale of real estate, net	—	1,605	(1,605)	(6)
Net income from discontinued operations	—	2,410	(2,410)
Net income	73,399	57,815	15,584
Income allocated to participating securities	(481)	(383)	(98)
Income allocated to preferred stockholders	(3,273)	(3,273)	—
Net income available to common stockholders	$69,645	$54,159	$15,486

(1)	Increased due to acquisitions, developments and capital improvement investments.
(2)	Increased primarily due to mortgage loan originations and capital improvement funding under certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.
(3)	Increased primarily due to the sale of senior unsecured notes.
(4)

During 2013, we recorded a one-time mortgage loan loss reserve related to a mortgage loan origination and wrote off $869 of straight-line rent receivable related to the transition of four assisted living properties to a new lessee.

(5)

Represents the gain on sale of two assisted living properties and the gain on sale of 16 assisted living properties sold to an affiliate of Enlivant partially offset by the loss on sale of a school. See Investing Activities below for further discussion of the transactions relating to the properties formerly co-leased to affiliates of Extendicare, Inc. and Enlivant. During 2014, we adopted a new accounting principle which only requires the presentation of discontinued operations if a disposal represents a strategic shift in operations. The new accounting principle is applied prospectively to all disposals subsequent to the adoption. The 2014 disposals did not represent strategic shifts in our operations. As a result, we did not reclassify results of operations for these disposed properties.

(6)	Represents the net gain on sale of seven skilled nursing properties and the corresponding net results of operations from those sold properties.

Year ended December 31, 2013 compared to year ended December 31, 2012 (in thousands)

	Years ended December 31,
	2013	2012	Difference
Revenues:
Rental income	$98,166	$86,022	$12,144	(1)
Interest income from mortgage loans	6,298	5,496	802	(2)
Interest and other income	510	964	(454)	(3)
Total revenues	104,974	92,482	12,492
Expenses:
Interest expense	11,364	9,932	1,432	(4)
Depreciation and amortization	24,389	21,613	2,776	(5)
Provision (recovery) for doubtful accounts	2,180	(101)	2,281	(6)
General and administrative expenses	11,636	10,732	904	(7)
Total expenses	49,569	42,176	7,393
Income from continuing operations	55,405	50,306	5,099
Discontinued operations:
Income from discontinued operations	805	1,005	(200)	(8)
Gain on sale of real estate, net	1,605	16	1,589	(9)
Net income from discontinued operations	2,410	1,021	1,389
Net income	57,815	51,327	6,488
Income allocated to non-controlling interests	—	(37)	37	(10)
Net income attributable to LTC Properties, Inc.	57,815	51,290	6,525
Income allocated to participating securities	(383)	(377)	(6)
Income allocated to preferred stockholders	(3,273)	(3,273)	—
Net income available to common stockholders	$54,159	$47,640	$6,519

(1)	Increased due to acquisitions, developments and capital improvement investments.
(2)	Increased primarily due to mortgage loan originations and capital improvement funding under certain mortgage loans partially offset by normal amortization of existing mortgage loans.
(3)	Decreased primarily due to the redemption of the Skilled Healthcare Group Senior Subordinated Notes and a lower bankruptcy settlement distribution from Sunwest in 2013 than in 2012.
(4)	Increased primarily due to the sale of senior unsecured notes.
(5)	Increased due to acquisitions, developments and capital improvement investments.
(6)

During 2013, we recorded a one-time mortgage loan loss reserve related to a mortgage loan origination and wrote off $869 of straight-line rent receivable related to the transition of four assisted living properties to a new lessee.

(7)

Increased primarily due to the one‑time severance and accelerated restricted stock vesting charges related to the retirement of our former Senior Vice President, Marketing and Strategic Planning and higher salaries and benefits reflective of increased staffing levels.

(8)	Includes the financial results from properties sold during 2013 and 2012.
(9)	During 2013, we sold seven skilled nursing properties with a total of 277 beds for $11,001. During 2012, we sold a 140‑bed skilled nursing property for $1,248.
(10)	Decreased due to the conversion of all 112,588 limited partnership units during 2012.

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

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (or NAREIT). FFO, as defined by NAREIT, means net income available to common stockholders (computed in accordance with U.S. GAAP) excluding gains or losses on the sale of real estate and impairment write‑downs of depreciable real estate plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that have a different interpretation of the current NAREIT definition from us; therefore, caution should be exercised when comparing our FFO to that of other REITs.

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2014	2013	2012
Net income available to common stockholders	$69,645	$54,159	$47,640
Add: Depreciation and amortization (including continuing and discontinued operations)	25,529	24,706	22,153
Less: Gain on sale of real estate, net	(4,959)	(1,605)	(16)
FFO available to common stockholders(1)	$90,215	$77,260	$69,777
FFO available to common stockholders per share:
Basic	$2.61	$2.33	$2.31
Diluted(1)(2)	$2.55	$2.29	$2.26
Weighted average shares used to calculate FFO per share:
Basic	34,617	33,111	30,238
Diluted(2)	36,866	35,342	32,508

(1)

For the years ended December 31, 2014 and 2013, FFO for diluted FFO per share includes income allocated to the participating securities and income allocated the preferred stockholders. For the year ended December 31, 2012, FFO for diluted FFO per share includes income allocated to the participating securities, income allocated the preferred stockholders and income allocated to non‑controlling interests.

(2)

 For the years ended December 31, 2014 and 2013, weighted average shares for diluted FFO per share includes stock option common stock equivalents, participating securities and Series C Cumulative Convertible Preferred Stock. For the year ended December 31, 2012, weighted average shares for diluted FFO per share includes stock option common stock equivalents, participating securities, Series C Cumulative Convertible Preferred Stock and convertible non‑controlling interests.

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

Also, we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage loan receivable when events or circumstances, such as the non‑receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

Owned Properties.  We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in‑place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in‑place leases, we make best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease‑up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in‑place leases. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

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

Revenue Recognition.  Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non‑performing after 60 days of non‑payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received.

Rental income from operating leases is generally recognized on a straight‑line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

(i)	a specified annual increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility revenues in excess of base amounts or
(iv)	specific dollar increases.

The FASB does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non‑performing after 60 days of non‑payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

Rental revenues relating to non‑contingent leases that contain specified rental increases over the life of the lease are recognized on the straight‑line basis. Recognizing income on a straight‑line basis requires us to calculate the total non‑contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight‑line rent receivable asset included in our consolidated balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight‑line rent which results in the straight‑line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight‑line rent in accordance with the applicable accounting standards and our reserve policy. If the lessee becomes delinquent in rent owed under the terms of the lease, we may provide a reserve against the recognized straight‑line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable.

Payments made to or on behalf of our lessees represent incentives that are deferred and amortized as a yield adjustment over the term of the lease on a straight-line basis. Net loan fee income and commitment fee income are amortized over the life of the related loan.

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

ASU 2014-09 requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the effects of this adoption on our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities:

At December 31, 2014, our gross real estate investment portfolio (before accumulated depreciation and amortization) consisted of $949.8 million invested primarily in owned long term health care properties and mortgage loans of approximately $167.3 million (prior to deducting a $1.7 million reserve). Our portfolio consists of investments in 97 skilled nursing properties (or SNF), 92 assisted living properties (or ALF), eight range of care properties (or ROC), one school, two parcels of land under development and five parcels of land held‑for‑use. These properties are located in

29 states. Our ALF classification includes assisted living, independent living and memory care properties and our ROC classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. For the year ended December 31, 2014, we had net cash provided by operating activities of $95.8 million.

For the year ended December 31, 2014 we recognized $3.0 million in straight‑line rental income and $30,000 in straight‑line rent receivable reserve. Our lease with affiliates of Extendicare, Inc. (or Extendicare) and Enlivant covering 37 assisted living properties expired on December 31, 2014. Effective January 1, 2015, we re-leased 20 of the 37 properties by adding 13 properties to an existing master lease and entering into a new master lease for seven of the properties. See Investing Activities below for further discussion of the transactions relating to the properties formerly co-leased to affiliates of Extendicare and Enlivant. For the remaining leases in place at December 31, 2014, including the new leases effective January 1, 2015 for 20 properties formerly co-leased by Extendicare and Enlivant, and assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight‑line rental income will increase from $3.0 million in 2014 to $6.9 million for projected annual 2015 primarily due to the new leases effective January 1, 2015 for 20 properties, as previously discussed, and completed development projects. Conversely, our cash rental income is projected to decrease from $99.7 million in 2014 to $98.1 million for projected annual 2015 primarily due to the sale of 16 properties to Enlivant partially offset by completed development projects. During the year ended December 31, 2014, we received $99.7 million of cash rental revenue and recorded $0.8 million of amortized lease inducement. At December 31, 2014, the straight‑line rent receivable balance, net of reserves, on the consolidated balance sheet was $32.7 million.

Investing Activities:

For the year ended December 31, 2014, we used $29.0 million of cash for investing activities. We acquired a 48-unit assisted living property located in Colorado for $9.8 million and recorded $0.1 million in transaction costs. The property was added to an existing master lease at an incremental initial cash yield of 6.5% and we provided the lessee with contingent earn-out payments as a lease inducement. The contingent earn-out payments require us to pay two earn-out payments totaling up to $4.0 million, payable in increments of $2.0 million upon the property achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent payment using a discounted cash flow analysis. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The estimated fair value of $3.2 million was recorded at the date of the acquisition and master lease amendment as a lease inducement which is amortized as a yield adjustment over the life of the lease and a contingent earn-out liability which is accreted to the estimated settlement amount as of the estimated payment date. The fair value of these contingent liabilities will be evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2014, we recorded non‑cash interest expense of $18,000 related to this contingent liabilities and the fair value of these contingent payments was $3.3 million at December 31, 2014.

During 2014, we purchased a parcel of land held-for-use in Michigan for $0.5 million. Additionally, we purchased a vacant parcel of land in Illinois for $1.4 million under a development pipeline agreement whereby we have the opportunity to finance any senior housing development project or acquisition originated by an operator. The land was added to an existing master lease and we entered into development commitments in an amount not to exceed $12.2 million, including the land purchase, to fund the construction of a 66-unit memory care property. See below for our total development, redevelopment, renovation and expansion project commitments.

Subsequent to December 31, 2014, we funded $7.2 million under a $12.2 million development commitment to purchase the land and existing improvements and then complete the related development of a 56-unit memory care property currently under construction in Texas. In conjunction with this commitment, we entered into a master lease agreement for an initial term of 15 years with three 5-year renewal options at an initial cash yield of 8.75% escalating annually thereafter by the lesser of (i) a calculation based on the Consumer Price Index or (ii) 2.25%. The master lease provides for our payment of a lease inducement of up to $1.6 million, which will be amortized as a yield adjustment over the lease term, with up to 25% of the fee to be disbursed shortly after closing and the balance following the issuance of a certificate of occupancy and receipt of any other regulatory approval required for the operation of the 56-unit memory care property. The master lease also provides us a right to provide similar financing for certain future development opportunities.

Also, subsequent to December 31, 2014, we elected to exercise our right to provide financing for one such opportunity, adding to the master lease a parcel of land purchased in South Carolina for $2.5 million coupled with our commitment to provide the operator with up to $16.4 million, including the land purchase, for the development of an 89-unit combination assisted living and memory care property. In conjunction with this new development commitment, the master lease provided for an additional $2.4 million of lease inducement, which will be amortized as a yield adjustment over the lease term, with up to 25% of the fee to be disbursed shortly after closing and the balance following the issuance of a certificate of occupancy and receipt of any other regulatory approval required for the operation of the 89-unit combination assisted living and memory care property.

During 2014, we sold two assisted living properties located in Florida and Georgia with a total of 133 units, a school located in Minnesota, and a closed skilled nursing property for a combined sales price of $8.1 million, resulting in net sales proceeds of $7.9 million and net gain on sale of $1.1 million.

Our master lease with affiliates of Extendicare and Enlivant (formerly known as Assisted Living Concepts, Inc.) covering 37 assisted living properties with a total of 1,429 units expired on December 31, 2014. For the year ended December 31, 2014, this portfolio generated approximately $11.0 million or 9.3% of our combined rental revenue and interest income from mortgage loans. During the fourth quarter of 2014, we entered into three agreements relating to the 37 assisted living properties as follows:

•

We sold 16 properties, consisting of 615 units located in Washington, Oregon, Idaho and Arizona to an affiliate of Enlivant for a sales price of $26.5 million. Accordingly, we recognized a gain on sale of $3.8 million. We also gave Enlivant consent to close a property located in Oregon. We are currently exploring sale and lease options for this property which has a net book value of $0.9 million.

•

We added 13 properties with 500 units in Indiana, Iowa, Ohio, Nebraska and New Jersey to an existing master lease with an affiliate of Senior Lifestyle Management (or Senior Lifestyle). Beginning January 1, 2015, the initial term of the amended and restated master lease will be 15 years and rent will increase by $5.1 million over the current annual rent, increasing by 2.6% annually thereafter.

•

We re-leased seven properties with 278 units in Texas to Veritas InCare (or Veritas) under a new 10-year master lease. Beginning January 1, 2015, the initial rent will be $1.5 million increasing 2.5% annually.

Extendicare and Enlivant paid rent in accordance with the terms of the current master leases through December 31, 2014. The initial cash yield on the 20 properties re-leased to Senior Lifestyle and Veritas is comparable to the cash yield in 2014 under the expiring master leases with Extendicare and Enlivant. Additionally, the new and amended master leases will provide us with the potential for additional rent attributable to participation in revenue growth at the properties over a predetermined base amount.

During the twelve months ended December 31, 2014, we completed the following development and improvement projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2014 Funding		Total Funding
Development	1	ALF	60	Colorado	$6,351		$9,689	(1)
Development	1	ALF	80	Texas	2,300		5,691	(2)
Development	1	SNF	143	Kentucky	10,579		20,904	(3)
Development	1	ALF	48	Colorado	7,257		8,744	(4)
Expansion/Renovation	1	ALF	72	Colorado	6,371		6,376
Expansion/Renovation	2	ALF	123	Colorado	5,091		5,095
Improvements	1	SNF	120	Florida	500		500
Improvements	2	SNF	235	New Mexico	319		1,746
	10		881		$38,768	(5)	$58,745	(5)

(1)	Development of a memory care property completed in August 2014. The total funded amount includes acquired land of $1,200.
(2)	Development of a memory care property completed in October 2014. The total funded amount includes acquired land of $1,000.
(3)	Completed in October 2014 and total funded amount includes acquired land of $2,050.
(4)	Development of a memory care property completed in December 2014. The total funded amount includes acquired land of $850.
(5)

In 2014, we funded $500 to purchase Texas Medicaid bed rights for a 122-bed skilled nursing property under an existing lease. Additionally, during 2014, we funded the final commitment balance of $551 on a newly developed 77-unit assisted living property in Kansas which opened in 2013. Subsequent to December 31, 2014, we funded an additional $4,711 under these completed projects.

During the twelve months ended December 31, 2014, we received $2.2 million in regularly scheduled principal payments and received $7.0 million plus accrued interest related to the early payoff of two mortgage loans secured by three skilled nursing properties and one assisted living property. Subsequent to December 31, 2014, we received $2.3 million plus accrued interest for the payoff of a mortgage loan secured by one range of care property. During 2014, we originated a $3.0 million mortgage loan secured by a 100-unit independent living property in Arizona. The loan is for a term of five years and bears interest at 7.0%, escalating 0.25% annually.

We fully funded a $10.6 million mortgage and construction loan with final funding of $3.0 million in 2014. This mortgage and construction loan was secured by a skilled nursing property and a newly constructed 106-bed replacement skilled nursing property. Upon completion of the 106-bed replacement skilled nursing property, the residents of the old skilled nursing property were relocated to the new skilled nursing property and the old skilled nursing property was closed. During 2014, the old skilled nursing property was sold by the borrower and released as collateral. Subsequent to December 31, 2014, we purchased and equipped the replacement property for a total of $13.9 million by exercising our option under the agreement. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1.1 million lease inducement which will be amortized as a yield adjustment over the life of the lease term.

During 2013, we funded the initial amount of $124.4 million under a mortgage loan with a third‑party operator, Prestige Healthcare (or Prestige), secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provides for additional commitments of $12.0 million for capital and, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the initial twelve years of the term, up to $40.0 million of additional proceeds, for a total loan commitment of up to $176.4 million. During 2014, we funded $3.4 million under the $12.0 million capital improvement commitment with $8.7 million remaining as of December 31, 2014. Subsequent to December 31, 2014, we funded an additional $0.8 million under the $12.0 million capital improvement commitment, with a corresponding reduction in the remaining commitment balance to $7.9 million.

In addition, this mortgage loan provided Prestige a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. Subsequent to December 31, 2014, we amended this mortgage loan to provide up to an additional $20.0 million in loan proceeds for the redevelopment of two properties securing the loan (increasing the total capital improvement commitment to $32.0 million and the total loan commitment to $196.4 million) and agreed to convey, to Prestige, two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option. As a result of the forfeiture of the prepayment option, we expect to record $1.3 million of effective interest during 2015.

Additionally, in 2015, we originated an $11.0 million mortgage loan with Prestige concurrently funding $9.5 million with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments. After the thirteenth month of the commencement date, the interest rate on newly advanced amounts on the mortgage and construction loan will equal the greater of (i) 7.25% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the twenty days prior to funding or (ii) 9.0% with annual escalations of 2.25%. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory environment.

During 2014, we received principal payments of $0.1 million and we advanced principal of $1.3 million under notes receivable. Subsequent to December 31, 2014, we advanced $0.5 million of principal under notes receivable. During 2014, we committed to fund four pre‑development loans of $0.3 million each to facilitate the site selection and pre‑construction costs for the future development of four memory care properties. The initial rate of each of these pre‑development loans is 12%, increasing by 25 basis points per year. One of these pre‑development loans matured due to the acquisition of the land and the outstanding balance of $0.3 million was reclassified to real estate under development during 2014. Also, during 2014, we committed to fund a $0.5 million working capital loan to an existing operator with interest at 6.5% maturing in December 2019. Subsequent to December 31, 2014, we committed to fund a working capital loan of $0.5 million to an existing operator with interest at 6.5% maturing in February 2019.

Financing Activities:

For the year ended December 31, 2014, we used $48.3 million of cash for financing activities. We paid off our multifamily tax-exempt revenue bonds that were secured by five assisted living properties in Washington including $0.6 million in regularly scheduled principal payments and the remaining outstanding balance of $1.4 million.

During 2014, we amended our Unsecured Credit Agreement increasing the commitment to $400.0 million with the opportunity to increase the credit amount up to a total of $600.0 million. Additionally, the drawn pricing was decreased by 25 basis points and the maturity of the facility was extended to October 14, 2018. The amendment also provides for a one‑year extension option at our discretion, subject to customary conditions. Based on our leverage ratios at December 31, 2014, the amended facility provides for interest annually at LIBOR plus 115 basis points and the unused commitment fee was 25 basis points.

Financial covenants contained in the Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

(i)	a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;
(ii)	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
(iii)	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
(iv)	a ratio of EBITDA, as calculated in the Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

During 2014, we borrowed $37.5 million and repaid $58.5 million under our unsecured revolving line of credits. At December 31, 2014, we had no outstanding borrowings under our Unsecured Credit Agreement and $400.0 million available for borrowing. Subsequent to December 31, 2014, we borrowed $18.0 million under our unsecured revolving line of credit. Accordingly, we have $18.0 million outstanding and $382.0 million available for borrowing. At December 31, 2014, we were in compliance with all covenants.

At December 31, 2014, we had $281.6 million outstanding under our senior unsecured notes with a weighted average interest rate of 4.81%. During 2014, we sold $30.0 million senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. under our Amended and Restated Note Purchase and Private Shelf

agreement. These notes bear interest at 4.5% and will mature on July 31, 2026. We used the proceeds to pay down our unsecured revolving line of credit. As a result of the sale of $30.0 million senior unsecured term notes, our Amended and Restated Note Purchase and Private Shelf agreement has been exhausted with no more availability. Also, during 2014, we paid $4.2 million in regularly scheduled principal payments on our senior unsecured notes.

During 2014, we sold 600,000 shares of common stock at a price of $41.50 per share in a registered direct placement to certain institutional investors. The net proceeds of $24.6 million were used to pay down amounts outstanding under our unsecured line of credit, to fund current developments and for general corporate purposes.

We paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $3.3 million. Additionally, we declared and paid cash dividends on our common stock totaling $71.2 million. In January 2015, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of January, February and March 2015 payable on January 30, February 27 and March 31, 2015, respectively, to stockholders of record on January 22, February 19 and March 23, 2015, respectively.

At December 31, 2014, we had a 2008 Equity Participation Plan, under which 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non‑employee directors and consultants. The terms of the awards granted under the 2008 Equity Participation Plan are set by our compensation committee at its discretion. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock. During 2014, we granted 95,000 shares of restricted common stock as follows:

	Price per
No. of Shares	Share	Vesting Period
59,000	$36.81	ratably over 3 years
3,000	$38.43	ratably over 3 years
15,000	$40.05	ratably over 3 years
10,500	$40.05	June 9, 2015
7,500	$41.34	November 12, 2015
95,000

Subsequent to December 31, 2014, we cancelled 640 shares of restricted stock and granted 65,750 shares of restricted common stock at $44.45 per share. These shares vest ratably from the grant date over a three-year period.

During 2014, we issued 15,000 options to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period. The fair value of these options was estimated utilizing the Black-Scholes-Merton valuation model and assumptions as of the grant date. In determining the estimated fair value, the expected life assumption was three years, the volatility was 0.21, the risk free interest rate was 0.66% and the expected dividend yield was 5.31%. The fair value of the option granted was estimated to be $2.96. Also, during 2014, a total of 45,000 stock options were exercised at a total option value of $1.1 million and a total market value on the date of exercise of $1.8 million. At December 31, 2014, we have 43,334 stock options outstanding of which 28,334 of those stock options are exercisable.

Available Shelf Registration:

On July 19, 2013, we filed a Form S‑3ASR “shelf” registration statement to replace our prior shelf registration statement. Our current shelf registration statement provides us with the capacity to offer up to $800.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2014, we had availability of $775.1 million under our effective shelf registration which expires on July 19, 2016.

Commitments:

We committed to provide up to $4.0 million of contingent payments, if certain operational thresholds are met, to an operator under an amended master lease agreement, as previously discussed in Investing Activities. The contingent payment was recorded at fair value of $3.2 million, which was estimated using a discounted cash flow analysis, and we will accrete the contingent liabilities to the estimated settlement amount as of the estimated payment date. The fair value of such contingent liability will be re‑evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2014, we recorded non‑cash interest expense of $18,000 related to these contingent liabilities. At December 31, 2014, these earn-out liabilities had a fair value of $3.3 million.

The following table summarizes our investment commitments as of December 31, 2014 and amounts funded on our open development and improvement projects (excludes capitalized interest, dollar amounts in thousands):

							Number	Number
	Investment	2014		Commitment	Remaining		of	of
Type of Property	Commitment	Funding(2)		Funded	Commitment		Properties	Beds/Units
Skilled Nursing	$2,200	$1,156		$2,161	$39		2	141
Assisted Living(1)	27,751	8,831		11,268	16,483		26	1,194
Totals	$29,951	$9,987	(3)	$13,429	$16,522	(3)	28	1,335

(1)

Includes the development of a 66-unit memory care property for a commitment of $12,248, as previously discussed, a 60-unit memory care property for a total commitment of $10,703 and the improvement of 24 assisted living properties for a total investment commitment of $4,800.

(2)

Excludes funding for completed development and improvement projects discussed above and includes $1,400 of land acquired for the development of a 66-unit memory care property, as previously discussed, and the reclass of a pre‑development loan with a balance of $304, as previously discussed in Investing Activities.

(3)

Subsequent to December 31, 2014, we funded $731 under investment commitments. Accordingly, we have a remaining commitment of $15,791. Additionally, in January 2015, we amended an existing master lease with an operator to provide a commitment not to exceed $600 for the purpose of making capital improvements at a 196-skilled nursing property in Texas. Upon the capital improvement deadline of June 30, 2015 or final funding of the capital improvement commitment, the minimum rent will increase by the product of 9% and the total capital improvement funded.

Subsequent to December 31, 2014, we entered into a master lease agreement and committed to provide development commitments totaling $28.7 million. Under these development commitments, we purchased land and existing improvements for the purpose of completing a 56-unit memory care property currently under construction for $7.2 million and land for the purpose of building an 89-unit combination assisted living and memory care property for $2.5 million. The master lease also provides for the payment of two lease inducements of up to $4.0 million which will be amortized as a yield adjustment over the lease term. See Investing Activities above for further discussion of these transactions.

Under a mortgage loan with Prestige, we committed to provide additional loan proceeds of up to $40.0 million, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the initial twelve years of the term. Since these conditions have not been met, no funding has been made under this $40.0 million additional loan commitment. We also committed to provide an additional $12.0 million for capital improvements under the Prestige mortgage loan. During 2014, we funded $3.4 million under this $12.0 million capital improvement commitment and had a remaining commitment to fund $8.7 million. Subsequent to December 31, 2014, we funded $0.8 million under this $12.0 million capital improvement commitment. Accordingly, we have a remaining commitment of $7.9 million.

Subsequent to December 31, 2014, we amended the Prestige mortgage loan to provide up to an additional $20.0 million in loan proceeds for the redevelopment of two of the properties securing the loan (increasing the total capital improvement commitment to $32.0 million) and agreed to convey to the borrower two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited the option to prepay up to 50% of the then outstanding loan balance. As a result of the forfeiture of the prepayment option, the Company expects to record $1.3 million of effective interest during 2015. Additionally, in 2015, we originated an $11.0 million mortgage loan with Prestige and concurrently funded $9.5 million under this loan; with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan. See Investing Activities above for further discussion of the mortgage loans with Prestige.

At December 31, 2014, we had eleven loans and line of credit agreements with commitments totaling $3.8 million and a remaining commitment balance of $2.3 million. The weighted average interest rate of these loan is 11.4%. During 2014, we received principal payments of $0.1 million and advanced principal of $1.3 million under these loan commitments. Subsequent to December 31, 2014, we advanced an additional $0.5 million of principal under these loan commitments and we committed to fund a working capital loan of $0.5 million to an existing operator with interest at 6.5% maturing in February 2019. Accordingly, we have twelve loans and line of credit agreements with commitments totaling $4.3 million and a remaining commitment balance of $2.3 million.

Contractual Obligations:

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long‑term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2014, and excludes the effects of interest (in thousands):

	Total		2015	2016	2017	2018	2019	Thereafter
Bank borrowings	$—	(1)	$—	$—	$—	$—	$—	$—
Senior unsecured notes	281,633		29,166	26,667	26,167	28,167	25,666	145,800
	$281,633		$29,166	$26,667	$26,167	$28,167	$25,666	$145,800

(1)

At December 31, 2014 we had $400,000 available for borrowing under our unsecured revolving line of credit. Subsequent to December 31, 2014, we borrowed $18,000. Accordingly, we had $18,000 outstanding and $382,000 available for borrowing.

Assuming no other borrowing under our unsecured revolving line of credit except for the $18.0 million borrowing subsequent December 31, 2014, and principal payments are paid as scheduled under our senior unsecured notes, the following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs, bank fees and earn-out accretion, as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Bank borrowings	$4,775	$1,261	$1,265	$1,261	$988	$—	$—
Senior unsecured notes	69,505	12,529	11,302	10,107	8,902	7,674	18,991
	$74,280	$13,790	$12,567	$11,368	$9,890	$7,674	$18,991

Off‑Balance Sheet Arrangements:

We had no off‑balance sheet arrangements as of December 31, 2014.

Liquidity:

We have an Unsecured Credit Agreement in the amount of $400.0 million with the opportunity to increase the credit amount up to a total of $600.0 million. The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of October 14, 2018. Based on our maximum total indebtedness to total asset value ratio at December 31, 2014 as calculated in the Unsecured Credit Agreement, our pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.15% or LIBOR plus 1.15% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

At December 31, 2014, we had $25.2 million of cash on hand and $400.0 million available unsecured revolving line of credit. Subsequent to December 31, 2014, we borrowed $18.0 million under our unsecured revolving line of credit. Accordingly, we have $18.0 million outstanding with $382.0 million available for borrowing. Also, we have $775.1 million available under our effective shelf registration to access the capital markets through the issuance of debt and/or equity securities. As a result, we believe our liquidity and various sources of available capital are sufficient to provide for payment of our current operating costs, debt obligations (both principal and interest), and capital commitments to our lessees and borrowers and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

You are cautioned that statements contained in this section are forward looking and should be read in conjunction with the disclosure under the heading “Cautionary Statements” and the “Risk Factors” set forth above.

We are exposed to market risks associated with changes in interest rates as they relate to our mortgage loans receivable and debt. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off‑balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2014.

Our future earnings, cash flows and estimated fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR or term rates of U.S. Treasury Notes. Changes in interest rates generally impact the fair value, but not future earnings or cash flows, of mortgage loans receivable and fixed rate debt. Our mortgage loans receivable and debt, such as our senior unsecured notes, are primarily fixed‑rate instruments. For variable rate debt, such as our revolving line of credit, changes in interest rates generally do not impact the fair value, but do affect future earnings and cash flows.

At December 31, 2014, the fair value of our mortgage loans receivable using an 8.6% discount rate was approximately $199.0 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $16.4 million while a 1% decrease in such rates would increase their estimated fair value by approximately $19.3 million. At December 31, 2014, the fair value of our senior unsecured notes using a 3.80% discount rate for those maturing before year 2020 and 4.55% discount rate for those maturing beyond year 2020 was approximately $283.9 million. A 1% increase in such rates would decrease the estimated fair value of our senior unsecured notes by approximately $12.3 million while a 1% decrease in such rates would increase their estimated fair value by approximately $13.2 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

LTC Properties, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

As discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements, the Company changed its presentation of discontinued operations as a result of the early adoption of FASB Accounting Standard Update No. 2014-08 effective January 1, 2014.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 26, 2015

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Real estate investments:
Land	$80,024	$80,993
Buildings and improvements	869,814	856,624
Accumulated depreciation and amortization	(223,315)	(218,700)
Net operating real estate property	726,523	718,917
Mortgage loans receivable, net of loan loss reserve: 2014—$1,673; 2013—$1,671	165,656	165,444
Real estate investments, net	892,179	884,361
Other assets:
Cash and cash equivalents	25,237	6,778
Debt issue costs, net	3,782	2,458
Interest receivable	597	702
Straight-line rent receivable, net of allowance for doubtful accounts: 2014—$731; 2013—$1,541	32,651	29,760
Prepaid expenses and other assets	9,931	6,756
Notes receivable	1,442	595
Total assets	$965,819	$931,410
LIABILITIES
Bank borrowings	$—	$21,000
Senior unsecured notes	281,633	255,800
Bonds payable	—	2,035
Accrued interest	3,556	3,424
Earn-out liabilities	3,258	—
Accrued expenses and other liabilities	17,251	16,713
Total liabilities	305,698	298,972
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2014—2,000; 2013—2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2014—35,480; 2013—34,746	355	347
Capital in excess of par value	717,396	688,654
Cumulative net income	855,247	781,848
Accumulated other comprehensive income	82	117
Cumulative distributions	(951,459)	(877,028)
Total equity	660,121	632,438
Total liabilities and equity	$965,819	$931,410

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$101,849	$98,166	$86,022
Interest income from mortgage loans	16,553	6,298	5,496
Interest and other income	559	510	964
Total revenues	118,961	104,974	92,482
Expenses:
Interest expense	13,128	11,364	9,932
Depreciation and amortization	25,529	24,389	21,613
Provision (recovery) for doubtful accounts	32	2,180	(101)
General and administrative expenses	11,832	11,636	10,732
Total expenses	50,521	49,569	42,176

Operating income	68,440	55,405	50,306
Gain on sale of real estate, net	4,959	—	—
Income from continuing operations	73,399	55,405	50,306
Discontinued operations:
Income from discontinued operations	—	805	1,005
Gain on sale of assets, net	—	1,605	16
Net income from discontinued operations	—	2,410	1,021
Net income	73,399	57,815	51,327
Income allocated to non-controlling interests	—	—	(37)
Net income attributable to LTC Properties, Inc.	73,399	57,815	51,290
Income allocated to participating securities	(481)	(383)	(377)
Income allocated to preferred stockholders	(3,273)	(3,273)	(3,273)
Net income available to common stockholders	$69,645	$54,159	$47,640

Basic earnings per common share:
Continuing operations	$2.01	$1.56	$1.54
Discontinued operations	$—	$0.07	$0.03
Net income available to common stockholders	$2.01	$1.64	$1.58

Diluted earnings per common share:
Continuing operations	$1.99	$1.56	$1.54
Discontinued operations	$—	$0.07	$0.03
Net income available to common stockholders	$1.99	$1.63	$1.57

Weighted average shares used to calculate earnings per common share:
Basic	34,617	33,111	30,238
Diluted	36,640	33,142	30,278

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net income	$73,399	$57,815	$51,327
Reclassification adjustment (Note 10)	(35)	(35)	(47)
Comprehensive income	73,364	57,780	51,280
Comprehensive income allocated to non-controlling interests	—	—	(37)
Comprehensive income attributable to LTC Properties, Inc.	$73,364	$57,780	$51,243

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Shares				Capital in	Cumulative			Total	Non-
	Preferred	Common	Preferred	Common	Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	Stock	Stock	Stock	Stock	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2011	2,000	30,346	$38,500	$303	$507,343	$672,743	$199	$(752,340)	$466,748	$1,962	$468,710
Reclassification adjustment	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Stock option exercises	—	85	—	1	1,925	—	—	—	1,926	—	1,926
Issue restricted stock	—	90	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	51,290	—	—	51,290	37	51,327
Vested stock options	—	—	—	—	10	—	—	—	10	—	10
Vested restricted stock	—	—	—	—	1,809	—	—	—	1,809	—	1,809
Non-controlling interests conversion	—	23	—	—	(850)	—	—	—	(850)	(1,914)	(2,764)
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(78)	(78)
Preferred stock dividends	—	—	—	—	—	—	—	(3,273)	(3,273)	—	(3,273)
Common stock cash distributions ($1.79 per share)	—	—	—	—	—	—	—	(54,512)	(54,512)	—	(54,512)
Balance—December 31, 2012	2,000	30,544	38,500	305	510,236	724,033	152	(810,125)	463,101	7	463,108
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Issuance of common stock	—	4,152	—	42	175,556	—	—	—	175,598	—	175,598
Issue restricted stock	—	35	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	57,815	—	—	57,815	—	57,815
Vested restricted stock	—	—	—	—	2,591	—	—	—	2,591	—	2,591
Stock option exercises	—	22	—	—	523	—	—	—	523	—	523
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(7)	(7)
Preferred stock dividends	—	—	—	—	—	—	—	(3,272)	(3,272)	—	(3,272)
Common stock cash distributions ($1.91 per share)	—	—	—	—	—	—	—	(63,631)	(63,631)	—	(63,631)
Other	—	(7)	—	—	(252)	—	—	—	(252)	—	(252)
Balance—December 31, 2013	2,000	34,746	38,500	347	688,654	781,848	117	(877,028)	632,438	—	632,438
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Issuance of common stock	—	600	—	6	24,638	—	—	—	24,644	—	24,644
Issue restricted stock	—	95	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	73,399	—	—	73,399	—	73,399
Vested restricted stock	—	—	—	—	3,241	—	—	—	3,241	—	3,241
Vested stock options	—	—	—	—	12	—	—	—	12	—	12
Stock option exercises	—	45	—	1	1,070	—	—	—	1,071	—	1,071
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(3,273)	(3,273)	—	(3,273)
Common stock cash distributions ($2.04 per share)	—	—	—	—	—	—	—	(71,158)	(71,158)	—	(71,158)
Other	—	(6)	—	—	(218)	—	—	—	(218)	—	(218)
Balance—December 31, 2014	2,000	35,480	$38,500	$355	$717,396	$855,247	$82	$(951,459)	$660,121	$—	$660,121

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$73,399	$57,815	$51,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—continuing and discontinued operations	25,529	24,706	22,153
Stock-based compensation expense	3,253	2,591	1,819
Gain on sale of assets, net	(4,959)	(1,605)	(16)
Straight-line rental income—continuing and discontinued operations	(3,002)	(3,955)	(3,264)
Provision (recovery) for doubtful accounts	32	2,180	(101)
Non-cash interest related to earn-out liabilities	18	256	439
Other non-cash items, net	1,653	1,441	1,460
Decrease in interest receivable	72	32	535
Increase in accrued interest payable	132	145	1,923
Net change in other assets and liabilities	(365)	3,519	545
Net cash provided by operating activities	95,762	87,125	76,820
INVESTING ACTIVITIES:
Investment in real estate properties, net	(11,650)	(19,040)	(166,750)
Investment in real estate developments, net	(34,135)	(23,605)	(9,957)
Investment in real estate capital improvements, net	(13,967)	(6,992)	(1,132)
Capitalized interest	(1,506)	(932)	(130)
Proceeds from sale of real estate investments, net	33,593	11,001	1,271
Investment in real estate mortgages	(9,374)	(129,358)	(7,719)
Principal payments received on mortgage loans receivable	9,155	1,933	21,633
Proceeds from redemption of marketable securities	—	—	6,500
Advances under notes receivable	(1,263)	(1,004)	(2,930)
Principal payments received on notes receivable	113	3,110	569
Net cash used in investing activities	(29,034)	(164,887)	(158,645)
FINANCING ACTIVITIES:
Bank borrowings	37,500	93,000	153,500
Repayment of bank borrowings	(58,500)	(187,500)	(94,000)
Proceeds from issuance of senior unsecured notes	30,000	70,000	85,800
Principal payments on senior unsecured notes	(4,167)	—	—
Principal payments on mortgage loan payable and bonds payable	(2,035)	(600)	(565)
Payment of earn-out liabilities	—	(7,000)	—
Proceeds from common stock offering	24,644	176,260	—
Stock option exercises	1,071	523	1,926
Distributions paid to stockholders	(74,431)	(66,904)	(57,785)
Redemption of non-controlling interests	—	—	(2,764)
Distributions paid to non-controlling interests	—	(7)	(78)
Financing costs paid	(2,132)	(171)	(1,426)
Other	(219)	(252)	—
Net cash (used in) provided by financing activities	(48,269)	77,349	84,608
Increase (decrease) in cash and cash equivalents	18,459	(413)	2,783
Cash and cash equivalents, beginning of year	6,778	7,191	4,408
Cash and cash equivalents, end of year	$25,237	$6,778	$7,191

Supplemental disclosure of cash flow information:
Interest paid	$13,694	$11,398	$7,452
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

2. Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of LTC, our wholly‑owned subsidiaries and our controlled partnership, prior to its liquidation in 2013. All intercompany investments, accounts and transactions have been eliminated. Control over the partnership was based on the provisions of the partnership agreement that provided us with a controlling financial interest in the partnership. Under the terms of the partnership agreement, we, as the general partner, were responsible for the management of the partnership’s assets, business and affairs. Our rights and duties in management of the partnership included making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets, among others. We, as the general partner, were responsible for the ongoing, major, and central operations of the partnership and made all management decisions. In addition, we, as the general partner, assumed the risk for all operating losses, capital losses, and were entitled to substantially all capital gains (appreciation).

The Financial Accounting Standard Board (or FASB) created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non‑managing members have certain specific rights as described in the guidance. The limited partners had virtually no rights and were precluded from taking part in the operation, management or control of the partnership. The limited partners were also precluded from transferring their partnership interests without the expressed permission of the general partner. However, we could transfer our interest without consultation or permission of the limited partners. We consolidated the partnership in accordance with the guidance.

The FASB requires the classification of non‑controlling interests as a component of consolidated equity in the consolidated balance sheet subject to the provisions of the rules governing classification and measurement of redeemable securities. The guidance requires consolidated net income to be reported at the amounts attributable to both the controlling and non‑ controlling interests. The calculation of earnings per share will be based on income amounts attributable to the controlling interest. Also, this guidance addresses accounting and reporting for a change in control of a subsidiary.

The FASB addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The guidance requires that we consolidate a “variable interest entity” if we are determined to be the primary beneficiary of the equity. The guidance also requires disclosure about “variable interest entities” that we are not required to consolidate but in which we have a significant variable interest. We believe that as of December 31, 2014, we do not have investments in any entities that meet the definition of a “variable interest entity.”

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Owned Properties.  We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in‑place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in‑place leases, we make best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease‑up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in‑place leases. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

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

Depreciation is computed principally by the straight‑line method for financial reporting purposes over the estimated useful lives of the assets, which range from 3 to 5 years for computers, 5 to 15 years for furniture and equipment, 35 to 45 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

Mortgage Loans Receivable.  Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the expected collectability of our receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. In determining the allowance we perform a quarterly evaluation of all receivables. If this evaluation indicates that there is a greater risk of receivable charge‑offs, additional allowances are recorded in current period earnings. During the fourth quarter of 2013, we wrote‑off an $878,000 straight‑line rent receivable balance related to the transition of four assisted living properties to a new lessee.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also, we evaluate the carrying values of mortgage loans receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage loan receivable when events or circumstances, such as the non‑receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the carrying amount of the mortgage loan receivable may not be recoverable. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

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

The FASB provides guidance for using fair value to measure assets and liabilities, the information used to measure fair value, and the effect of fair value measurements on earnings. The FASB emphasizes that fair value is a market‑ based measurement, not an entity‑specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the FASB establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices).

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

The FASB requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. See Note 15. Fair Value Measurements for the disclosure about fair value of our financial instruments.

Investments.  Investments in marketable debt and equity securities are categorized as trading, available‑for‑sale or held‑to‑maturity. Available‑for‑sale securities are stated at fair value, with the unrealized gains and losses, reported in other comprehensive income until realized. Realized gains and losses and declines in value judged to be other‑than‑temporary on available‑for‑sale securities are included in net income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available‑for‑sale are included in

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest and other income. Our investment in marketable debt securities is classified as held‑to‑ maturity because we have the positive intent and ability to hold the securities to maturity. Held‑to‑maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

ASC No. 320, Investments—Debt and Equity Securities, requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a debt security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between fair value and amortized cost is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other‑than‑temporary impairment (or OTTI) related to other factors such as an entity’s ability to make scheduled interest or principal payments on the debt securities, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Revenue Recognition.  Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non‑performing after 60 days of non‑ payment of amounts due and do not recognize unpaid mortgage interest income from that loan until the past due amounts have been received.

Rental income from operating leases is generally recognized on a straight‑line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

(i)	a specified annual increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility revenues in excess of base amounts or
(iv)	specific dollar increases.

The FASB does not provide for the recognition of contingent revenue until all possible contingencies have been eliminated. We consider the operating history of the lessee and the general condition of the industry when evaluating whether all possible contingencies have been eliminated and have historically, and expect in the future, to not include contingent rents as income until received. We follow a policy related to rental income whereby we consider a lease to be non‑ performing after 60 days of non‑payment of past due amounts and do not recognize unpaid rental income from that lease until the amounts have been received.

Rental revenues relating to non‑contingent leases that contain specified rental increases over the life of the lease are recognized on the straight‑line basis. Recognizing income on a straight‑line basis requires us to calculate the total non‑contingent rent containing specified rental increases over the life of the lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight‑line rent receivable asset included in our consolidated balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight‑line rent which results in the straight‑line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight‑line rent in accordance with the applicable accounting standards and our reserve policy. If the lessee becomes delinquent in rent owed under the terms of the lease, we may provide a reserve against the recognized straight‑line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable.

Payments made to or on behalf of our lessees represent incentives that are deferred and amortized as a yield adjustment over the term of the lease on a straight-line basis. Net loan fee income and commitment fee income are amortized over the life of the related loan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ASU 2014-09 requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the effects of this adoption on our consolidated financial statements.

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

For Federal tax purposes, depreciation is generally calculated using the straight‑line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight‑line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2014, the tax basis of our net depreciable assets exceeds our book basis by approximately $14,363,000  (unaudited), primarily due to an investment recorded as an acquisition for tax and a mortgage loan for GAAP.

The FASB clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance utilizes a two‑step approach for evaluating tax positions. Recognition (step one) occurs when a company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more likely than not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit (determined on a cumulative probability basis) that is more likely than not to be realized upon ultimate settlement. We currently do not have any uncertain tax positions that would not be sustained on its technical merits on a more‑likely than not basis.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provide reserves for potential losses based upon management’s periodic review of our portfolio. See Note 3. Major Operators for further discussion of concentrations of credit risk from our tenants.

Discontinued Operations.  Properties classified as held‑for‑sale on the consolidated balance sheet include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Accordingly, we record reclassification adjustments to reflect properties sold subsequent to the respective consolidated balance sheet date as held‑for‑ sale in the prior period consolidated balance sheet. Properties held‑for‑ sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held‑for‑sale once they have been classified as such. The operating results of real estate assets designated as held‑for‑sale are included in discontinued operations in the consolidated statement of income. In addition, all gains and losses from real estate sold are also included in discontinued operations.

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

Net Income Per Share.  Basic earnings per share is calculated using the weighted‑average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

In accordance with the accounting guidance regarding the determination of whether instruments granted in share‑based payments transactions are participating securities, we have applied the two‑class method of computing basic earnings per share. This guidance clarifies that outstanding unvested share‑based payment awards that contain rights to non‑forfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities.

Stock‑Based Compensation.  The FASB requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black‑Scholes‑Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are generally not subject to Federal income taxation. Therefore, this reporting requirement does not have an impact on our statement of cash flows.

Segment Disclosures.  The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in senior housing and long term care properties, including mortgage loans, property lease transactions and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision‑making purposes. Therefore, we have concluded that we operate as a single segment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Major Operators

We have three operators from each of which we derive over 10% of our combined rental revenue and interest income from mortgage loans.

In July 2014, Brookdale Senior Living, Inc. (or Brookdale), parent company of Brookdale Senior Living Communities, Inc. (or Brookdale Communities), merged with Emeritus Corporation. Brookdale Communities leases 37 assisted living properties with a total of 1,704 units owned by us representing approximately 8.3%, or $79,745,000, of our total assets at December 31, 2014 and 12.2% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2014.

Prestige Healthcare (or Prestige) is a privately held company and operates 15 skilled nursing properties and two range of care properties that we own or on which we hold a mortgage secured by first trust deeds.  These properties consist of a total of 2,176 skilled nursing beds and 93 assisted living units. Additionally, Prestige manages five parcels of land that we own. These assets represent 14.3% or $138,566,000 of our total assets at December 31, 2014 and generated 11.1% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2014. In January 2015, we originated an $11,000,000 mortgage loan with Prestige and concurrently funded $9,500,000 under this loan. The mortgage and construction loan is secured by a 157-bed skilled nursing property in Michigan. Assuming we held the mortgage and construction loan for the full year of 2014, the assets operated by Prestige would represent 15.2% or $147,971,000 of our total assets and would have generated 11.8% of our combined rental revenue and interest income from mortgage loans. See Note 6. Real Estate Investments for further discussion on the terms of the mortgage and construction loan.

Senior Care Centers, LLC (or Senior Care) is a privately held company. Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 10.5%, or $101,889,000, of our total assets at December 31, 2014 and 10.4% of our combined rental revenue and interest income from mortgage loans recognized for the year ended December 31, 2014.

Our master lease with affiliates of Extendicare, Inc. (or Extendicare) and Enlivant (formerly known as Assisted Living Concepts, Inc. (or ALC)) covering 37 assisted living properties with a total of 1,429 units expired on December 31, 2014. In 2013, ALC merged with Aid Holdings, LLC, a Delaware limited liability company (or Aid Holdings), and Aid Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Aid Holdings (or Aid Merger Sub). Aid Holdings and Aid Merger Sub are affiliates of TPG Capital, L.P. For the year ended December 31, 2014, this portfolio generated approximately $10,963,000 or 9.3% of our combined rental revenue and interest income from mortgage loans. During the quarter ended December 31, 2014, we entered into three agreements relating to the 37 assisted living properties as follows:

•

We sold 16 properties, consisting of 615 units located in Washington, Oregon, Idaho and Arizona to an affiliate of Enlivant for a sales price of $26,465,000. Accordingly, we recognized a gain on sale of $3,819,000. We also gave Enlivant consent to close a property located in Oregon. We are currently exploring sale and lease options for this property which has a net book value of $935,000.

•

We added 13 properties with 500 units in Indiana, Iowa, Ohio, Nebraska and New Jersey to an existing master lease with an affiliate of Senior Lifestyle Management (or Senior Lifestyle). Beginning January 1, 2015, the initial term of the amended and restated master lease will be 15 years and rent will increase by $5,100,000 over the current annual rent, increasing by 2.6% annually thereafter.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

We re-leased seven properties with 278 units in Texas to Veritas InCare (or Veritas) under a new 10-year master lease. Beginning January 1, 2015, the initial rent will be $1,461,000 increasing 2.5% annually.

Extendicare and Enlivant paid rent in accordance with the terms of the current master leases through December 31, 2014. The initial cash yield on the 20 properties re-leased to Senior Lifestyle and Veritas is comparable to the cash yield in 2014 under the expiring master leases with Extendicare and Enlivant. Additionally, the new and amended master leases will provide us with the potential for additional rent attributable to participation in revenue growth at the properties over a predetermined base amount.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Brookdale Communities, Prestige, Senior Care, or any of our lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

4. Supplemental Cash Flow Information

	For the year ended
	December 31,
	2014	2013	2012
	(in thousands)
Non-cash investing and financing transactions:
Earn-out liabilities related to lease incentives (See Note 11)	$3,240	$—	$—
Reclassification of pre-development loans (See Note 6)	304	479	—
Redemption of non-controlling interest	—	—	396
Restricted stock issued, net of cancellations	1	—	1

5. Impairment

No impairment charges on real estate we own or on our mortgage loans receivable were recorded during 2014, 2013 or 2012. However in past years, the long term care industry experienced significant adverse changes which resulted in operating losses by certain of our lessees and borrowers and in some instances the filing by certain lessees and borrowers for bankruptcy protection. Thus, we cannot predict what, if any, impairment charges may be needed in the future.

6. Real Estate Investments

Any reference to the number of properties, number of schools, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Owned Properties.    The following table summarizes our investment in owned properties at December 31, 2014 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$482,036	50.8%	68	8,407	—	$57.34
Assisted Living	401,517	42.3%	84	—	4,176	$96.15
Range of Care	43,907	4.6%	7	634	274	$48.36
Under Development(2)	11,495	1.2%	—	—	—	—
Other(3)	10,883	1.1%	1	—	—	—
Totals	$949,838	100.0%	160	9,041	4,450

(1)	We have investments in 26 states leased to 30 different operators.
(2)	Includes two MC developments with a total of 126 units.
(3)	Includes a school and five parcels of land held-for-use.

Owned properties are leased pursuant to non‑cancelable operating leases generally with an initial term of 10 to 15 years. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non‑capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified annual increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility revenues in excess of base amounts or
(iv)	specific dollar increases.

We received no contingent rent income for the years ended December 31, 2014 and 2013. Contingent rent income for the year ended December 31, 2012 was not significant in relation to contractual base rent income.

During the year ended December 31, 2014, we acquired a 48-unit assisted living property located in Colorado for $9,800,000 and recorded $130,000 in transaction costs. The property was added to an existing master lease at an incremental initial cash yield of 6.5% and we provided the lessee with contingent earn-out payments as a lease inducement. The contingent earn-out agreement requires us to pay two earn-out payments totaling up to $4,000,000 upon the property achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent earn-out payments using a discounted cash flow analysis and recorded the estimated fair value of $3,240,000 as a lease inducement which is amortized as a yield adjustment over the life of the lease and a contingent earn-out liability which is accreted to the settlement amount as of the estimated payment date. See Note 11. Commitments and Contingencies for further discussion on the accounting treatment of the contingent earn-out liability.

During 2014, we purchased a parcel of land held-for-use in Michigan for $450,000. Additionally, we purchased a vacant parcel of land in Illinois for $1,400,000 under a development pipeline agreement whereby we have the opportunity to finance any senior housing development project or acquisition originated by an operator. The land under the development pipeline agreement was added to an existing master lease and we entered into development commitments in an amount not to exceed $12,248,000, including the land purchase, to fund the construction of a 66-unit memory care property. See below for our total development, redevelopment, renovation and expansion project commitments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2015, we funded $7,195,000 under a $12,179,000 development commitment to purchase the land and existing improvements and then complete the related development of a 56-unit memory care property currently under construction in Texas. In conjunction with this commitment, we entered into a master lease agreement for an initial term of 15 years with three 5-year renewal options at an initial cash yield of 8.75% escalating annually thereafter by the lessor of (i) a calculation based on the Consumer Price Index or (ii) 2.25%. The master lease provides for our payment of a lease inducement of up to $1,589,000, which will be amortized as a yield adjustment over the lease term, with up to 25% of the fee to be disbursed shortly after closing and the balance following the issuance of a certificate of occupancy and receipt of any other regulatory approval required for the operation of the 56-unit memory care property. The master lease also gives us a right to provide similar financing for certain future development opportunities.

Additionally, in February 2015, we elected to exercise our right to provide financing for one such opportunity, adding to the master lease a parcel of land purchased in South Carolina for $2,490,000 coupled with our commitment to provide the operator with up to $16,535,000, including the land purchase for the development of an 89-unit combination assisted living and memory care property. In conjunction with this new development commitment, the master lease provided for an additional $2,363,000 lease inducement payment, which will be amortized as a yield adjustment over the lease term, with up to 25% of the fee to be disbursed shortly after closing and the balance following the issuance of a certificate of occupancy and receipt of any other regulatory approval required for the operation of the 89-unit combination assisted living and memory care property.

During the twelve months ended December 31, 2014, we sold 16 assisted living properties with a total of 615 units to an affiliate of Enlivant. The sales price for the 16 properties was $26,465,000, resulting in net sales proceeds of $25,702,000. As a result, we recorded a gain of $3,819,000. As part of this agreement, we consented to the closure of an assisted living property with a net book value of $935,000 and we are exploring sale and lease options for this property. See Note 3. Major Operators for further discussions of the transactions relating to the properties formerly co-leased to affiliates of Extendicare, Inc. and Enlivant. During 2014, we also sold two assisted living properties located in Florida and Georgia with a total of 133 units, a school located in Minnesota, and a closed skilled nursing property for a combined sales price of $8,100,000, resulting in net sales proceeds of $7,891,000, and net gain on sale of $1,140,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the twelve months ended December 31, 2014, we completed the following development and improvement projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2014 Funding		Total Funding
Development	1	ALF	60	Colorado	$6,351		$9,689	(1)
Development	1	ALF	80	Texas	2,300		5,691	(2)
Development	1	SNF	143	Kentucky	10,579		20,904	(3)
Development	1	ALF	48	Colorado	7,257		8,744	(4)
Expansion/Renovation	1	ALF	72	Colorado	6,371		6,376
Expansion/Renovation	2	ALF	123	Colorado	5,091		5,095
Improvements	1	SNF	120	Florida	500		500
Improvements	2	SNF	235	New Mexico	319		1,746
	10		881		$38,768	(5)	$58,745	(5)

(1)	Completed a memory care property in August 2014. The total funded amount includes acquired land of $1,200.
(2)	Completed a memory care property in October 2014. The total funded amount includes acquired land of $1,000.
(3)	Completed in October 2014 and total funded amount includes acquired land of $2,050.
(4)	Completed a memory care property in December 2014. The total funded amount includes acquired land of $850.
(5)

In 2014, we funded $500 to purchase Texas Medicaid bed rights for a 122-bed skilled nursing property under an existing lease. Additionally, during 2014, we funded the final commitment balance of $551 on a newly developed 77-unit assisted living property in Kansas which opened in 2013. In January 2015, we funded an additional $4,711 under these completed projects.

The following table summarizes our investment commitments as of December 31, 2014 and amounts funded on our open development and improvement projects (excludes capitalized interest, dollar amounts in thousands):

							Number	Number
	Investment	2014		Commitment	Remaining		of	of
Type of Property	Commitment	Funding(2)		Funded	Commitment		Properties	Beds/Units
Skilled Nursing	$2,200	$1,156		$2,161	$39		2	141
Assisted Living(1)	27,751	8,831		11,268	16,483		26	1,194
Totals	$29,951	$9,987	(3)	$13,429	$16,522	(3)	28	1,335

(1)

Includes the development of a 66-unit memory care property for a commitment of $12,248, as previously discussed, a 60-unit memory care property for a total commitment of $10,703 and the improvement of 24 assisted living properties for a total investment commitment of $4,800.

(2)

Excludes funding for completed development and improvement projects discussed above and includes $1,400 of land acquired for the development of a 66-unit memory care property, as previously discussed, and the reclass of a pre‑development loan with a balance of $304. See Note 7. Notes Receivable for further discussion of the pre‑development loans.

(3)

In January 2015, we funded $731 under investment commitments. Accordingly, we have a remaining commitment of $15,791. Additionally, in January 2015, we amended an existing master lease with an operator to provide a commitment not to exceed $600 for the purpose of making capital improvements at a 196-skilled nursing property in Texas. Upon the capital improvement deadline of June 30, 2015 or final funding of the capital improvement commitment, the minimum rent will increase by the product of 9% and the total capital improvement funded.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our construction in progress (or CIP) activity during the year ended December 31, 2014 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

		CIP				CIP
		Balance at		Capitalized	Conversions	Balance at
Properties	Projects	12/31/2013	Funded(1)	Interest	out of CIP	12/31/2014
Development projects:
Assisted living	6	$6,334	$23,149	$769	$(21,581)	$8,671
Skilled nursing	1	5,893	10,579	505	(16,977)	—
Subtotal	7	12,227	33,728	1,274	(38,558)	8,671
Redevelopment, renovation and expansion projects:
Assisted living	3	8	11,463	232	(11,703)	—
Skilled nursing	5	2,433	1,661	—	(4,094)	—
Subtotal	8	2,441	13,124	232	(15,797)	—
Total	15	$14,668	$46,852	$1,506	$(54,355)	$8,671

(1)

Excludes $1,554 of capital improvement commitment funding which was capitalized directly into building and improvements and includes the reclass of a pre‑development loan with a total balance of $304 See Note 7. Notes Receivable for further discussion of pre‑development loans.

During the twelve months ended December 31, 2013 we acquired a 130-bed skilled nursing property located in Florida for $14,402,000 and recorded $58,000 in transaction costs.  In addition, we purchased four parcels of land held-for-use in Michigan for $1,163,000 and three vacant parcels of land in Colorado for a total of $3,475,000 and we entered into development commitments in an amount not to exceed $30,256,000 to fund the construction of three memory care properties.

During the year ended December 31, 2013,  one of our lessees exercised its option to purchase six skilled nursing properties with a total of 230 beds located in Ohio for an all cash purchase price of $11,000,000. As a result, we recorded a $2,619,000 gain on sale. Also, during 2013, we sold a 47‑bed skilled nursing property in Colorado for $1,000 and recognized a loss of $1,014,000 on the sale.

During the twelve months ended December 31, 2013, we completed the following construction projects (dollar amounts in thousands):

		Number
Completed		of
Date	Type of Property	Beds/Units	State	2013 Funding	Total Funding

Jul 2013	Assisted Living(1)	60	Colorado	$4,316	$9,850
Jul 2013	Skilled Nursing(2)	120	Texas	5,065	8,635
Oct 2013	Assisted Living	77	Kansas	8,081	9,675	(3)
	Totals	257		$17,462	$28,160

(1)	Represents a memory care property. The funded amount includes acquired land of $1,882.
(2)

This new property replaces a skilled nursing property in our existing portfolio. The old skilled nursing property was closed upon completion of the replacement property and subsequently sold in 2014, as previously discussed.

(3)	The funded amount includes acquired land of $730. In 2014, we funded an additional $551 and completed this commitment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our acquisitions during 2012 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs	Costs	Properties	Beds/Units
Skilled Nursing(1)	$79,100	$275	$79,375	4	522
Assisted Living(2)	81,987	285	82,272	5	266
Land(3)	5,663	207	5,870	—	—
Totals	$166,750	$767	$167,517	9	788

(1)	Includes two skilled nursing properties with a total of 234 beds located in Texas and two skilled nursing properties with a total of 288 beds located in Ohio.
(2)	Includes two properties with a total of 100 units located in Colorado and three properties with a total of 166 units located in New Jersey.
(3)

We purchased four vacant parcels of land in the following states: Colorado, Kansas Kentucky and Texas. Simultaneous with the purchase, we entered into lease agreements and development commitments in an amount not to exceed $49,702 to fund the construction of a memory care property with 60 units and two assisted living properties with a total of 158 units and one skilled nursing property with 143 beds. These construction projects were subsequently completed in 2014 and 2013.

During the year ended December 31, 2012, we sold a 140‑bed skilled nursing property located in Texas for $1,248,000 and recognized a gain, net of selling expenses, of $16,000. This property was leased under a master lease and the economic terms of this master lease did not change as a result of this sale. During 2013 and 2012, we funded $13,135,000 and $11,089,000, respectively, on open development and improvement projects. See table above for funding on completed development and improvement projects.

Depreciation expense on buildings and improvements, including properties classified as held‑for‑sale, was $25,424,000,  $24,568,000, and $22,002,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum base rents receivable under the remaining non‑cancelable terms of operating leases including the re-leasing of the 20 assisted living properties formerly co-leased to affiliates of Extendicare and Enlivant, as previously discussed in Note 3. Major Operators, and excluding the effects of straight‑line rent and renewal options are as follows (in thousands):

Annual Cash
Rent
2015	$98,150
2016	102,113
2017	101,009
2018	97,955
2019	92,658
Thereafter	445,768

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Set forth in the table below are the components of the income from discontinued operations (in thousands):

	For the year ended
	December 31,
	2014	2013	2012
Rental income	$—	$1,123	$1,551
Total revenues	—	1,123	1,551
Depreciation and amortization	—	(317)	(540)
General and administrative expenses	—	(1)	(6)
Total expenses	—	(318)	(546)
Income from discontinued operations	$—	$805	$1,005

Mortgage Loans.  The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2014 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing(2)	$151,016	90.3%	15	29	3,650	—	$41.37
Assisted Living	14,003	8.3%	3	8	—	270	$51.86
Range of Care	2,310	1.4%	1	1	99	74	$13.35
Totals	$167,329	100.0%	19	38	3,749	344

(1)	We have investments in 9 states that include mortgages to 12 different operators.
(2)	In January 2015, we received $2,285 plus accrued interest for the payoff of a mortgage loan secured by one range of care property.

At December 31, 2014, the mortgage loans had interest rates ranging from 7.0% to 13.7% and maturities ranging from 2015 to 2043. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20‑year to 30‑year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During 2014, we originated a $3,027,000 mortgage loan secured by a 100-unit independent living property in Arizona. The loan is for a term of five years and bears interest at 7.0%, escalating 0.25% annually. During the twelve months ended December 31, 2014, 2013 and 2012, we funded $3,010,000,  $4,971,000, and $2,619,000 respectively, under a $10,600,000 mortgage and construction loan. Subsequent to these investments, the mortgage and construction loan was fully funded. This mortgage and construction loan was secured by a skilled nursing property and a newly constructed 106-bed replacement skilled nursing property. Upon completion of the 106-bed replacement skilled nursing property, the residents of the old skilled nursing property were relocated to the new skilled nursing property and the old skilled nursing property was closed. During 2014, the old skilled nursing property was sold by the borrower and released as collateral. In February 2015, we purchased and equipped the replacement property for a total of $13,946,000 by exercising our right under the agreement. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054,000 lease inducement which will be amortized as a yield adjustment over the life of the lease term.

During 2013, we funded the initial amount of $124,387,000 under a mortgage loan with a third‑party operator, Prestige, secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provides for additional commitments of $12,000,000 for capital improvements and, under certain conditions and based on certain

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating metrics and valuation thresholds achieved and sustained within the initial twelve years of the term, up to $40,000,000 of additional proceeds, for a total loan commitment of up to $176,387,000. During 2014, we funded $3,337,000 under the $12,000,000 capital improvement commitment with $8,663,000 remaining as of December 31, 2014. In January 2015, we funded an additional $770,000 under the $12,000,000 capital improvement commitment, with a corresponding reduction in the remaining commitment balance to $7,893,000.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. In January 2015, we amended this mortgage loan to provide up to an additional $20,000,000 in loan proceeds for the redevelopment of two properties securing the loan (increasing the total capital improvement commitment to $32,000,000 and the total loan commitment to $196,387,000) and agreed to convey, to Prestige, two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option. As a result of the forfeiture of the prepayment option, we expect to record $1,296,000 of effective interest during 2015.

Additionally, in January 2015, we originated an $11,000,000 mortgage loan with Prestige concurrently funding $9,500,000 with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments. After the thirteenth month of the commencement date, the interest rate on newly advanced amounts on the mortgage and construction loan will equal the greater of (i) 7.25% plus the positive difference, if any, between the average yield on the U.S. Treasury 10-year note for the twenty days prior to funding or (ii) 9.0% with annual escalations of 2.25%. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory environment.

During 2012, we originated a $5,100,000 two‑year interest‑only bridge loan. The loan is secured by a 70‑unit assisted living property in Pennsylvania and bears interest at 7.0% increasing annually by 1.5%. During 2014, we extended this loan for an additional two years.

At December 31, 2014 and 2013 the carrying values of the mortgage loans were $165,656,000 and $165,444,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2015	$4,642
2016	7,527
2017	7,308
2018	8,425
2019	5,137
Thereafter	134,290
Total	$167,329

During the twelve months ended December 31, 2014, 2013 and 2012, we received $2,159,000,  $1,933,000, and $2,572,000, respectively in regularly scheduled principal payments. During 2014, we received $6,996,000 plus accrued interest related to the early payoff of two mortgage loans secured by three skilled nursing properties and one assisted living property. In January 2015, we received $2,285,000 plus accrued interest for the payoff of a mortgage loan secured by one range of care property. During 2012, we received $19,061,000 plus accrued interest related to the early payoff of eleven mortgage loans secured by four skilled nursing properties and seven assisted living properties.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Notes Receivable

Note receivable consists of various loans, and line of credit agreements with certain operators. During 2014, we committed to fund a $500,000 working capital loan to an existing operator with interest at 6.5% maturing in December 2019 and to fund four pre‑development loans of $325,000 each to facilitate the site selection and pre‑construction costs for the future development of four memory care properties. The initial rate of each of these pre‑development loans is 12%,  increasing by 25 basis points per year. One of these pre‑development loans matured due to the acquisition of the land and the outstanding balance of $304,000 was reclassified to real estate under development during 2014.

At December 31, 2014, we had eleven loans and line of credit agreements with commitments totaling $3,788,000 and a remaining commitment balance of $2,346,000. The weighted average interest rate of these loan commitments is 11.4%. During 2014, 2013, and 2012, we received principal payments, including loan payoffs, of $113,000,  $3,110,000, and $569,000, respectively, and we advanced principal of $1,263,000, $1,004,000, and $2,930,000, respectively, under our notes. In January 2015, we advanced $500,000 under our loans and line of credit agreements and committed to fund a working capital loan of $500,000 to an existing operator with interest at 6.5% maturing in February 2019. Accordingly, we have twelve loans and line of credit agreements with commitments totaling $4,288,000 and a remaining commitment balance of $2,346,000.

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

9. Debt Obligations

Bank Borrowings.  During the three months ended December 31, 2014, we amended our Unsecured Credit Agreement increasing the commitment to $400,000,000 with the opportunity to increase the credit amount up to a total of $600,000,000. Additionally, the drawn pricing was decreased by 25 basis points and the maturity of the facility was extended to October 14, 2018. The amendment also provides for a one‑year extension option at our discretion, subject to customary conditions. Based on our leverage ratios at December 31, 2014, the amended facility provides for interest annually at LIBOR plus 115 basis points and the unused commitment fee was 25 basis points.

Financial covenants contained in the Unsecured Credit Agreement, which are measured quarterly, require us to maintain, among other things:

(i)	a ratio of total indebtedness to total asset value not greater than 0.5 to 1.0;
(ii)	a ratio of secured debt to total asset value not greater than 0.35 to 1.0;
(iii)	a ratio of unsecured debt to the value of the unencumbered asset value not greater than 0.6 to 1.0; and
(iv)	a ratio of EBITDA, as calculated in the Unsecured Credit Agreement, to fixed charges not less than 1.50 to 1.0.

During 2014, we borrowed $37,500,000 and repaid $58,500,000 under our unsecured revolving line of credits. At December 31, 2014, we had no outstanding borrowings under our Unsecured Credit Agreement and $400,000,000 available for borrowing. Subsequent December 31, 2014, we borrowed $18,000,000 under our unsecured revolving line of credit. Accordingly, we have $18,000,000 outstanding and $382,000,000 available for borrowing. At December 31, 2014 and 2013, we were in compliance with all covenants.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Unsecured Notes.  At December 31, 2014 and 2013, we had $281,633,000 and $255,800,000, respectively, outstanding under our Senior Unsecured Notes with a weighted average interest rate of 4.81% and 4.85%, respectively. During 2014, we sold $30,000,000 senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or individually and collectively Prudential) under our Amended and Restated Note Purchase and Private Shelf agreement. These notes bear interest at 4.5% and will mature on July 31, 2026. We used the proceeds to pay down our unsecured revolving line of credit. As a result of the sale of $30,000,000 senior unsecured term notes, our Amended and Restated Note Purchase and Private Shelf agreement has been exhausted with no more availability. Also, during 2014, we paid $4,167,000 in regularly scheduled principal payments.

During 2013, we sold to Prudential $70,000,000 aggregate principal amount of 3.99% senior unsecured term notes fully amortizing to maturity on November 20, 2021. During 2012, we sold 12‑year senior unsecured notes in the aggregate amount of $85,800,000 to a group of institutional investors in a private placement transaction. The notes bear interest at 5.0% and mature on July 19, 2024. Additionally during 2012, we sold to Prudential $50,000,000 aggregate principal amount of 4.80% senior unsecured term notes fully amortizing to maturity on July 20, 2021.

Bonds Payable.    During 2014, we paid off a $1,400,000 multifamily tax‑exempt revenue bond that was secured by five assisted living properties in Washington. These bonds bore interest at a variable rate that reset weekly. During 2014 and 2013, we paid $635,000 and $600,000, respectively, in regularly scheduled principal payments.

Scheduled Principal Payments.    The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2014, and excludes the effects of interest (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Bank borrowings	$—	$—	$—	$—	$—	$—	$—
Senior unsecured notes	281,633	29,166	26,667	26,167	28,167	25,666	145,800
	$281,633	$29,166	$26,667	$26,167	$28,167	$25,666	$145,800

10. Equity

Preferred Stock.  At December 31, 2014 and 2013, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share and dividends are payable quarterly. Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at December 31, 2014 and 2013.

Common Stock.    During 2014, we sold 600,000 shares of common stock at a price of $41.50 per share in a registered direct placement to certain institutional investors. The net proceeds of $24,644,000 were used to pay down amounts outstanding under our unsecured line of credit, to fund current developments and for general corporate purposes. During 2013, we sold 4,025,000 shares of common stock in a public offering at a price of $44.50 per share. The net proceeds of $171,365,000 were used to pay down amounts outstanding under our unsecured revolving line of credit, to fund acquisitions and our current development commitments and for general corporate purposes. During 2014 and 2013, we acquired 5,324 shares and 6,925 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2014, we acquired 4,609 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

During 2013, we terminated the equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares. Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agents. During 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we reclassified $662,000 of accumulated costs associated with the equity distribution agreement to additional paid in capital. During 2012, we did not sell shares of our common stock under our equity distribution agreement.

During 2012, we amended our charter to increase the number of authorized shares of common stock from 45,000,000 shares to 60,000,000 shares. The charter amendment was approved by our stockholders at the 2012 annual meeting of stockholders held on May 22, 2012.

Available Shelf Registration.  On July 19, 2013, we filed a Form S‑3ASR “shelf” registration statement to replace our prior shelf registration statement. This shelf registration statement provides us with the capacity to offer common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At December 31, 2014 we had availability of $775,100,000 under our effective shelf registration which expires on July 19, 2016.

Non‑controlling Interests.  We currently have no limited partners. During 2012, we had one limited partnership. The limited partnership agreement allowed the limited partners to convert, on a one‑for‑one basis, their limited partnership units into shares of common stock or the cash equivalent, at our option. Since we exercised control, we consolidated the limited partnership and we carried the non‑controlling interests at cost.

During 2012, two of our limited partners exercised their conversion rights to exchange all of their 112,588 partnership units. At our discretion, we converted 23,294 partnership units into an equal number of our common shares. The partnership conversion price was $17.00 per partnership unit. At our discretion, we elected to satisfy the conversion of 89,294 limited partnership units with cash. We paid the limited partners $2,764,000, which represents the closing price of our common stock on the redemption date plus $0.05 per share multiplied by the number of limited partnership units redeemed. The amount we paid upon redemption exceeded the book value of the limited partnership interest redeemed by $1,246,000. Accordingly, the $1,246,000 excess book value of the limited partners’ interest in the partnership was reclassified to stockholders’ equity. We accounted for these conversions as an equity transaction because there was no change in control requiring consolidation or deconsolidation and remeasurement. Subsequent to these partnership conversions, the assets held by the limited partnership were transferred to other subsidiaries of the Company and the limited partnership was terminated. At December 31, 2014 and 2013, we had no shares of our common stock reserved under any partnership agreements.

The following table represents the effect of changes in our ownership interest in the limited partnership on equity attributable to LTC Properties, Inc. (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income attributable to LTC Properties, Inc.	$73,399	$57,815	$51,290
Transfers from the non-controlling interest
Increase in paid-in capital for limited partners conversion	—	—	396
Decrease in paid-in capital for limited partners conversion	—	—	(1,246)
Change from net income attributable to LTC Properties, Inc. and transfers from non-controlling interest	$73,399	$57,815	$50,440

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions.    We declared and paid the following cash dividends (in thousands):

	Year Ended				Year Ended
	December 31, 2014				December 31, 2013
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$3,273		$3,273		$3,273		$3,273
Common Stock	71,158	(1)	71,158	(1)	63,631	(2)	63,631	(2)
Total	$74,431		$74,431		$66,904		$66,904

(1)	Represents $0.17 per share per month for the twelve months ended December 31, 2014.
(2)	Represents $0.155 per share per month for January through September 2013 and $0.17 per share per month for October through December 2013.

In January 2015, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of January, February and March 2015 payable on January 30, February 27 and March 31, 2015, respectively, to stockholders of record on January 22, February 19 and March 23, 2015, respectively.

Accumulated Other Comprehensive Income.  During the years we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, we retained the non‑investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and were therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non‑qualified or tainted which generally results in the “repurchase” by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At December 31, 2014 and 2013,  accumulated other comprehensive income was $82,000 and $117,000, respectively.

Stock Based Compensation Plans.  During 2008 we adopted and our shareholders approved the 2008 Equity Participation Plan under which 600,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non‑employee directors and consultants. The terms of the awards granted under the 2008 Equity Participation Plan are set by our compensation committee at its discretion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock.    During 2014 and 2013, we granted 95,000 and 34,400 shares of restricted common stock, respectively, as follows:

		Price per
Year	No. of Shares	Share	Vesting Period
2014
	59,000	$36.81	ratably over 3 years
	3,000	$38.43	ratably over 3 years
	15,000	$40.05	ratably over 3 years
	10,500	$40.05	June 9, 2015
	7,500	$41.34	November 12, 2015
	95,000
2013
	8,400	$46.54	ratably over 3 years
	6,000	$41.83	ratably over 3 years
	20,000	$36.26	June 1, 2016
	34,400

In January 2015, we cancelled 640 shares of restricted stock. In February 2015, we granted 65,750 shares of restricted common stock at $44.45 per share. These shares vest ratably from the grant date over a three-year period. During 2013, the vesting of 18,180 shares of restricted common stock were accelerated due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on all of our common stock. Restricted stock activity for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Outstanding, January 1	165,149	195,449
Granted	95,000	34,400
Vested	(45,981)	(64,700)
Canceled	—	—
Outstanding, December 31	214,168	165,149
Compensation expense for the year(1)	$3,241,000	$2,591,000

(1)

During 2013, we recorded $457,000 of compensation expense related to the accelerated vesting of 18,180 shares of restricted common stock due to the retirement of our former Senior Vice President, Marketing and Strategic Planning. At December 31, 2014, the total compensation cost related to unvested restricted stock granted is $4,195,000, which will be recognized ratably over the remaining vesting period.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options.    During 2014, we issued 15,000 options to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period. The fair value of these options was estimated utilizing the Black-Scholes-Merton valuation model and assumptions as of the grant date. In determining the estimated fair value, the expected life assumption was three years, the volatility was 0.21, the risk free interest rate was 0.66% and the expected dividend yield was 5.31%. The fair value of the option granted was estimated to be $2.96.  No stock options were issued during 2013. Nonqualified stock option activity for the years ended December 31, 2014 and 2013, was as follows:

			Weighted Average
	Shares		Price
	2014	2013	2014	2013
Outstanding, January 1	73,334	95,334	$23.97	$23.93
Granted	15,000	—	$38.43	$—
Exercised	(45,000)	(22,000)	$23.79	$23.79
Canceled	—	—	$—	$—
Outstanding, December 31	43,334	73,334	$29.16	$23.97
Exercisable, December 31(1)	28,334	73,334	$24.25	$23.97

(1)

The aggregate intrinsic value of exercisable options at December 31, 2014, based upon the closing price of our common shares at December 31, 2014 the last trading day of 2014, amounted to approximately $536,000. Options exercisable at December 31, 2014 have a weighted average remaining contractual life of approximately 2.7 years.

The options exercised during 2014 and 2013 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2014	45,000	$23.79	$1,071,000	$1,840,000
2013	22,000	$23.79	$523,000	$865,000

(1)	As of the exercise dates.

We use the Black‑Scholes‑Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. The weighted average exercise share price of the options was $29.16 and $23.97 and the weighted average remaining contractual life was 2.7 and 3.0 years as of December 31, 2014 and 2013, respectively. At December 31, 2014, the total number of stock options that are scheduled to vest through December 31, 2015, 2016 and 2017 is 5,000; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense related to the vesting of stock options for the year ended December 31, 2014 was $12,000. We did not record compensation expense related to the vesting of stock options for the year ended December 31, 2013.  The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2015, 2016 and 2017 is $15,000; $15,000 and $2,000, respectively.

11. Commitments and Contingencies

As part of an acquisition in 2011, we committed to provide a contingent payment if certain operational thresholds were met. The contingent payment was recorded at fair value, which was estimated using a discounted cash flow analysis, and we accreted the contingent liability to the settlement amount as of the estimated payment date. The

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of such contingent liability was re‑evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2013, we paid $7,000,000 related to this contingent liability. Accordingly, we had no remaining contingent liability under this agreement as of December 31, 2013. During 2013 and 2012, we recorded non-cash interest expense of $256,000 and $439,000, respectively, related to this contingent liability.

During 2014, we acquired a 48-unit assisted living property located in Colorado and added the property to an existing master lease. Under the amended master lease agreement, we committed to provide two contingent payments totaling up to $4,000,000 payable in increments of $2,000,000 upon the property achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent payment using a discounted cash flow analysis. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. These contingent payments were recorded at the date of the acquisition and master lease amendment in the amount of $3,240,000 and we are accreting the contingent liability up to the estimated settlement amount as of the estimated payment date. The fair value of these contingent liabilities will be evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2014, we recorded non‑cash interest expense of $18,000 related to this contingent liabilities and the fair value of these contingent payments was $3,258,000 at December 31, 2014. See Note 6. Real Estate Investments for further discussion of the acquisition and master lease terms.

At December 31, 2014, we had outstanding commitments totaling $29,951,000 to develop, re‑develop, renovate or expand senior housing and long term care properties. As of December 31, 2014, we have funded $13,429,000 under these commitments and we have a remaining commitment of $16,522,000. In January 2015, we funded $731,000 under these investment commitments. Accordingly, we have a remaining commitment of $15,791,000. Additionally, in January 2015, we committed to an existing operator under an amended master lease $600,000 for capital improvements at a  196-bed skilled nursing property in Texas.  See Note 6. Real Estate Investments for further discussion of these commitments.

In February 2015, we funded $7,195,000 under a $12,179,000 development commitment to purchase and complete the development of a 56-unit memory care property currently under construction in Texas. In conjunction with this commitment, we entered into a master lease agreement which provides us a right to provide similar financing for certain future development opportunities and provides the operator lease inducement payments for each development commitment.  In February 2015, we elected to exercise our right to provide financing for one such opportunity, adding to the master lease a parcel of land purchased in South Carolina for $2,490,000 coupled with our commitment to provide the operator with up to $16,535,000, including the land purchase, for the development of an 89-unit combination assisted living and memory care property. See Note 6. Real Estate Investments for further discussion of this master lease.

As of December 31, 2014, we had invested $3,337,000 under a $12,000,000 capital improvements commitment to Prestige under a mortgage loan and invested an additional $770,000 under this capital improvement commitment in January 2015.  Also, in January 2015, we amended this mortgage loan to provide an additional $20,000,000 commitment for redevelopment projects at two of the properties securing the loan increasing the total capital improvement commitment to $32,000,000. As a result, we have a remaining capital improvement commitment of $27,893,000.  Additionally, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the initial twelve years of the term, the loan provides for additional commitment up to $40,000,000 of additional proceeds (not to exceed $10,000,000 in any twelve month period). Since these conditions have not been met, no funding has been made under this additional $40,000,000 loan commitment. In January 2015, we originated an $11,000,000 mortgage loan with this borrower. Concurrent with the loan origination, we funded $9,500,000 under this loan and have a remaining commitment of $1,500,000.   See Note 6. Real Estate Investments for further discussion of these mortgage loans.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2014, we committed to provide $3,788,000 in loans and line of credit agreements. As of December 31, 2014, we had funded $1,442,000 under these commitments and we have a remaining commitment of $2,346,000.  In January 2015, we funded $500,000 under these loans and line of credit agreements. Also, in January 2015, we committed to fund a working capital loan of $500,000 to an existing operator. Accordingly, we have commitments of $4,288,000 and a remaining commitment of $2,346,000.  See Note 7. Notes Receivables for further discussion of these commitments.

We are a party from time to time to various general and professional liability claims and lawsuits asserted against the lessees or borrowers of our properties, which in our opinion are not singularly or in the aggregate material to our results of operations or financial condition. These types of claims and lawsuits may include matters involving general or professional liability, which we believe under applicable legal principles are not our responsibility as a non-possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principals and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. We intend to continue to vigorously defend such claims.

12. Distributions

We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2014, 2013 and 2012 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2014	2013	2012
Ordinary taxable distribution	$1.474	$1.534	$1.539
Return of capital	0.196	0.313	0.242
Unrecaptured Section 1250 gain	0.370	0.058	0.004
Long term capital gain	—	—	0.005
Total	$2.040	$1.905	$1.790

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2014	2013	2012
Income from continuing operations	$73,399	$55,405	$50,306
Less net income allocated to non-controlling interests	—	—	(37)
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(465)	(381)	(377)
Income allocated to participating securities	(16)	(2)	—
Total net income allocated to participating securities	(481)	(383)	(377)
Less net income allocated to preferred stockholders:
Preferred stock dividends	(3,273)	(3,273)	(3,273)
Total net income allocated to preferred stockholders	(3,273)	(3,273)	(3,273)
Income from continuing operations available to common stockholders	69,645	51,749	46,619
Discontinued operations:
Income from discontinued operations	—	805	1,005
Gain on sale of assets, net	—	1,605	16
Total net income from discontinued operations	—	2,410	1,021
Net income available to common stockholders	69,645	54,159	47,640
Effect of dilutive securities:
Convertible preferred securities	3,273	—	—
Total effect of dilutive securities	3,273	—	—
Net income for diluted net income per share	$72,918	$54,159	$47,640
Shares for basic net income per share	34,617	33,111	30,238
Effect of dilutive securities:
Stock options	23	31	40
Convertible preferred securities	2,000	—	—
Total effect of dilutive securities	2,023	31	40
Shares for diluted net income per share	36,640	33,142	30,278
Basic net income per share	$2.01	$1.64	$1.58
Diluted net income per share(1)	$1.99	$1.63	$1.57

(1)

For the year ended December 31, 2013, the Series C Cumulative Convertible Preferred Stock was excluded from the computation of diluted net income per share as such inclusion would be anti‑dilutive. For the year ended December 31, 2012, the Series C Cumulative Convertible Preferred Stock and the convertible non‑controlling interests have been excluded from the computation of diluted net income per share as such inclusion would be anti‑dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2014
Revenues	$29,438	$29,227	$29,541	$30,755
Net income from discontinued operations	—	—	—	—
Net income available to common stockholders	16,083	17,338	16,181	20,043
Net income per common share from continuing operations available to common stockholders:
Basic	$0.47	$0.50	$0.47	$0.58
Diluted	$0.46	$0.50	$0.46	$0.57
Net income (loss) per common share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income per common share available to common stockholders:
Basic	$0.47	$0.50	$0.47	$0.58
Diluted	$0.46	$0.50	$0.46	$0.57
Dividends per share declared	$0.510	$0.510	$0.510	$0.510
Dividend per share paid	$0.510	$0.510	$0.510	$0.510
2013
Revenues	$25,277	$25,279	$25,825	$28,593
Net income (loss) from discontinued operations	254	(701)	2,857	—
Net income available to common stockholders	12,060	11,994	16,373	13,732
Net income per common share from continuing operations available to common stockholders:
Basic	$0.39	$0.39	$0.39	$0.40
Diluted	$0.39	$0.39	$0.39	$0.40
Net income (loss) per common share from discontinued operations:
Basic	$0.01	$(0.02)	$0.08	$—
Diluted	$0.01	$(0.02)	$0.08	$—
Net income per common share available to common stockholders:
Basic	$0.40	$0.36	$0.47	$0.40
Diluted	$0.40	$0.36	$0.47	$0.40
Dividends per share declared	$0.465	$0.465	$0.465	$0.510
Dividend per share paid	$0.465	$0.465	$0.465	$0.510

NOTE:

Quarterly and year‑to‑date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year. Computations of per share amounts from continuing operations, discontinued operations and net income (loss) are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income (loss) available to common stockholders.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Fair Value Measurements

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

The carrying amount of cash and cash equivalents approximates fair value because of the short‑term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2014 and 2013 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2014			At December 31, 2013
	Carrying			Carrying
	Value	Fair Value		Value	Fair Value
Mortgage loans receivable	$165,656	$198,977	(1)	$165,444	$200,248	(1)
Bonds payable	—	—		2,035	2,035	(2)
Bank borrowings	—	—		21,000	21,000	(2)
Senior unsecured notes	281,633	283,933	(3)	255,800	262,351	(3)
Contingent liabilities	3,258	3,258	(4)	—	—	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2014 and 2013 was 8.6% and 8.4%, respectively.

(2)

Our bonds payable and bank borrowings are at a variable interest rate. The estimated fair value of our bonds payable and bank borrowings approximated their carrying values at December 31, 2014 and 2013 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.80% for those maturing before year 2020 and 4.55% for those maturing beyond year 2020. At December 31, 2013, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.95% for those maturing before year 2020 and 4.25% for those maturing beyond year 2020.

(4)

Our contingent obligation under the earn‑out liabilities is classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At December 31, 2014, the discount rate used to value our future cash outflow of the earn-out liability was 6.2%.

16. Subsequent Events

We had the following events occur subsequent to the balance sheet date.

Real Estate—Owned Properties:    We entered into a master lease agreement and committed to provide development commitments totaling $28,715,000. Under these development commitments, we purchased land and existing improvements for the purpose of completing a 56-unit memory care property currently under construction for $7,195,000 and land for the purpose of building an 89-unit combination assisted living and memory care property for $2,490,000.  The master lease also provides for the payment of lease inducements of up to $3,952,000 which will be

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized as a yield adjustment over the lease term. We funded $4,711,000 under completed development, expansion and renovation commitments.  Additionally, we funded $731,000 under ongoing real estate investments with remaining commitments of $15,791,000. See Note 6. Real Estate Investments for further discussion.

Real Estate—Mortgage Loans:    We originated an $11,000,000 mortgage loan secured by a 157-bed skilled nursing property in Michigan and funded $9,500,000 under this loan. We also purchased and equipped a newly constructed 106-bed replacement skilled nursing property for a total of $13,946,000 by exercising our purchase option under a $10,600,000 mortgage and construction loan. Additionally, we amended a mortgage loan secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan to provide an additional $20,000,000 in loan proceeds for the redevelopment of two properties securing the loan. Concurrent with the loan amendment, the borrower forfeited their option to repay up to 50% of the outstanding loan balance and we agreed to convey two parcels of land held-for-use adjacent to the two properties to facilitate the expansion and renovation projects. We funded $770,000 under a $12,000,000 capital improvement commitment to an existing borrower and have a remaining commitment of $7,893,000.  We received $2,285,000 plus accrued interest for the payoff of a mortgage loan secured by one range of care property. See Note 6. Real Estate Investments for further discussion.

Notes Receivable: In January 2015, we committed to fund a $500,000 working capital loan with interest at 6.5% maturing in February 2019. We also advanced $500,000 of principal under our note commitments. See Note 7. Notes Receivable for further discussion.

Major Operator:    Our master leases with Extendicare and Enlivant expired on December 31, 2014. Effective January 1, 2015, we re-leased 20 assisted living properties to two separate operators. See Note 3. Major Operator for further discussion.

Debt:    We borrowed $18,000,000 under our unsecured revolving line of credit. Accordingly, we have $18,000,000 outstanding and $382,000,000 available for borrowing.

Commitments and Contingencies: We committed to an existing operator under an amended master lease $600,000 for capital improvements at a 196-bed skilled nursing property in Texas. See Note 6. Real Estate Investments for further discussion.

Equity:  We declared a monthly cash dividend of $0.17 per share on our common stock for the months of January, February and March 2015, payable on January 30, February 27, and March 31, 2015, respectively, to stockholders of record on January 22, February 19, and March 23, 2015, respectively. We acquired 4,609 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations and we cancelled 640 shares of restricted stock. Additionally, we granted 65,750 shares of restricted common stock at $44.45 per share. These shares vest ratably from the grant date over a three-year period.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to
	beginning of	costs and		Charged to			Balance at end
Account Description	period(2)	expenses		other accounts	Deductions(1)		of period(2)
Year ended December 31, 2012
Loan loss reserves	$921	$(139)		$—	$—		$782
Straight-line rent receivable allowance	1,519	38		—	—		1,557
	$2,440	$(101)		$—	$—		$2,339
Year ended December 31, 2013
Loan loss reserves	$782	$1,274		$—	$(385)		$1,671
Straight-line rent receivable allowance	1,557	906	(3)	—	(922)	(3)	1,541
	$2,339	$2,180		$—	$(1,307)		$3,212
Year ended December 31, 2014
Loan loss reserves	$1,671	$2		$—	$—		$1,673
Straight-line rent receivable allowance	1,541	30		—	(840)	(4)	731
	$3,212	$32		$—	$(840)		$2,404

(1)	Deductions represent uncollectible accounts written off.
(2)	Includes straight‑line rent receivable allowance for properties classified as held‑for‑sale.
(3)	Includes the write‑off of an $878 straight‑line rent receivable balance related to the transition of four assisted living properties to a new lessee.
(4)	Includes the write-off of an $840 straight-line rent receivable balance related to the amendment of an existing lease.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2014
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvement	acquisition	Land	improvement	Total(1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$539	$210	$3,132	$3,342	$908	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	1,390	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	2,828	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	2,373	1970	2005
042 Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,652	1973	1996
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	558	2013	2011
214 Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	676	2008	2004
247 Arlington, TX	—	1,016	13,649	—	1,016	13,649	14,665	1,938	2007	2011
171 Atlanta, GA	—	175	1,282	3	175	1,285	1,460	679	1968	1999
040 Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,677	1974	1996
221 Beaumont, TX	—	370	1,141	93	370	1,234	1,604	436	1950	2005
213 Beeville, TX	—	186	1,197	70	186	1,267	1,453	373	1974	2004
215 Benbrook, TX	—	480	2,121	102	480	2,223	2,703	749	1976	2005
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	1,801	2002	1993
256 Brownwood, TX	—	164	6,336	—	164	6,336	6,500	521	2011	2012
043 Carroll, IA	—	47	1,033	213	47	1,246	1,293	746	1969	1996
177 Chesapeake, VA	—	388	3,469	1,097	388	4,566	4,954	2,785	2007	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	1,391	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	2,022	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	2,088	1995	2001
268 Coldspring, KY		2,050	19,665	—	2,050	19,665	21,715	146	N/A	2012
253 Colton, CA	—	2,342	15,158	—	2,342	15,158	17,500	1,361	1990	2011
211 Commerce City, CO	—	236	3,217	167	236	3,384	3,620	1,223	1964	2004
212 Commerce City, CO	—	161	2,160	95	161	2,255	2,416	790	1967	2004
246 Crowley, TX	—	2,247	14,276	—	2,247	14,276	16,523	1,900	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	1,389	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	1,486	2010	2012
196 Dresden, TN	—	31	1,529	1,066	31	2,595	2,626	697	2002	2000
185 Gardner, KS	—	896	4,478	4,150	896	8,628	9,524	2,909	2011	1999
248 Granbury, TX	—	836	6,693	—	836	6,693	7,529	1,323	2008	2011
044 Granger, IA	—	62	1,356	221	62	1,577	1,639	907	1979	1996
205 Grapevine, TX	—	431	1,449	188	431	1,637	2,068	785	1974	2002
172 Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,409	1969	1999
250 Hewitt, TX	—	1,780	8,220	99	1,780	8,319	10,099	832	2008	2011
054 Houston, TX	—	202	4,458	1,426	202	5,884	6,086	3,389	2007	1996
051 Houston, TX	—	365	3,769	1,598	365	5,367	5,732	3,006	1968	1996
055 Houston, TX	—	202	4,458	1,359	202	5,817	6,019	3,282	2008	1996
208 Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	808	1987	2002
045 Jefferson, IA	—	86	1,883	296	86	2,179	2,265	1,231	1972	1996
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	3,181	2006	1993
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	4,653	1996	1996
226 Mesa, AZ	—	1,095	2,330	—	1,095	2,330	3,425	688	1979	2006
050 Midland, TX	—	33	2,285	26	33	2,311	2,344	1,318	1973	1996
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	2,022	2004	2010
041 Montgomery, AL	—	242	5,327	115	242	5,442	5,684	3,036	1974	1996
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,005	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	1,197	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	—	1,015	11,109	12,124	1,766	2007	2011
046 Norwalk, IA	—	47	1,033	239	47	1,272	1,319	750	1975	1996
176 Olathe, KS	—	520	1,872	313	520	2,185	2,705	1,160	1968	1999
251 Pasadena, TX	—	1,155	14,345	—	1,155	14,345	15,500	1,244	2005	2011
210 Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,528	1982	2004
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	4,594	1985	2000
047 Polk City, IA	—	63	1,376	153	63	1,529	1,592	888	1976	1996
094 Portland, OR	—	100	1,925	2,652	100	4,577	4,677	2,349	2007	1997
254 Red Oak, TX	—	1,427	17,173	—	1,427	17,173	18,600	1,417	2002	2012
124 Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	982	1976	2001
197 Ripley, TN	—	20	985	1,606	20	2,591	2,611	598	2007	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2014
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvement	acquisition	Land	improvement	Total(1)	deprec.	renovation date	date
133 Roswell, NM	—	568	5,235	1,208	568	6,443	7,011	1,839	1975	2001
081 Sacramento, CA	—	220	2,929	—	220	2,929	3,149	1,618	1968	1997
085 Salina, KS	—	100	1,153	628	100	1,781	1,881	1,028	1985	1997
243 Stephenville TX	—	670	10,117	500	670	10,617	11,287	1,432	2009	2010
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	1,164	1988	2010
225 Tacoma, WA	—	723	6,401	901	723	7,302	8,025	2,271	2009	2006
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,379	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	481	N/A	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	4,233	1992	2000
209 Tyler, TX	—	300	3,071	22	300	3,093	3,393	960	1974	2004
Skilled Nursing Properties	—	42,034	401,368	38,634	42,034	440,002	482,036	107,245
Assisted Living Properties:
077 Ada, OK	—	100	1,650	—	100	1,650	1,750	765	1996	1996
136 Arlington, OH	—	629	6,973	—	629	6,973	7,602	2,353	1993	2001
105 Arvada, CO	—	100	2,810	6,734	100	9,544	9,644	1,497	1997	1997
063 Athens, TX	—	96	1,510	1	96	1,511	1,607	736	1995	1996
269 Aurora, CO	—	850	8,111	—	850	8,111	8,961	27	N/A	2013
260 Aurora, CO	—	831	10,071	—	831	10,071	10,902	606	1999	2012
203 Bakersfield, CA	—	834	11,986	812	834	12,798	13,632	4,766	2002	2001
117 Beatrice, NE	—	100	2,173	—	100	2,173	2,273	960	1997	1997
137 Bexley, OH	—	306	4,196	—	306	4,196	4,502	1,417	1992	2001
278 Castle Rock, CO	—	759	9,041	—	759	9,041	9,800	17	N/A	2014
160 Central, SC	—	100	2,321	—	100	2,321	2,421	847	1998	1999
263 Chatham, NJ	—	5,365	36,399	—	5,365	36,399	41,764	2,099	2002	2012
240 Daytona Beach, FL	—	900	3,400	—	900	3,400	4,300	440	1996	2010
156 Denison, IA	—	100	2,713	—	100	2,713	2,813	1,143	1998	1998
057 Dodge City, KS	—	84	1,666	4	84	1,670	1,754	834	1995	1995
083 Durant, OK	—	100	1,769	—	100	1,769	1,869	804	1997	1997
107 Edmond, OK	—	100	1,365	526	100	1,891	1,991	839	1996	1997
122 Elkhart, IN	—	100	2,435	—	100	2,435	2,535	1,058	1997	1997
155 Erie, PA	—	850	7,477	—	850	7,477	8,327	3,184	1998	1999
100 Fremont ,OH	—	100	2,435	—	100	2,435	2,535	1,083	1997	1997
267 Frisco, TX	—	1,000	4,939	—	1,000	4,939	5,939	56	N/A	2012
163 Ft. Collins, CO	—	100	2,961	2,920	100	5,881	5,981	1,209	1998	1999
170 Ft. Collins, CO	—	100	3,400	2,324	100	5,724	5,824	1,353	1999	1999
132 Ft. Meyers, FL	—	100	2,728	9	100	2,737	2,837	1,170	1998	1998
230 Ft. Wayne, IN	—	594	3,461	731	594	4,192	4,786	767	1996	2009
229 Ft. Worth, TX	—	333	4,385	1,028	333	5,413	5,746	1,464	2009	2008
167 Goldsboro, NC	—	100	2,385	1	100	2,386	2,486	810	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591	1,671	872	1995	1995
102 Greeley, CO	—	100	2,310	270	100	2,580	2,680	1,141	1997	1997
164 Greenville, NC	—	100	2,478	2	100	2,480	2,580	948	1998	1999
062 Greenville, TX	—	42	1,565	—	42	1,565	1,607	762	1995	1996
161 Greenwood, SC	—	100	2,638	—	100	2,638	2,738	1,030	1998	1999
241 Gulf Breeze, FL	—	720	3,780	—	720	3,780	4,500	528	2000	2010
066 Jacksonville, TX	—	100	1,900	—	100	1,900	2,000	918	1996	1996

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2014
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvement	Total(1)	deprec.	renovation date	date
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	439	2013	2012
268 Littleton, CO	—	1,200	8,684	—	1,200	8,684	9,884	152	2013	2013
148 Longmont, CO	—	100	2,640	—	100	2,640	2,740	1,118	1998	1998
060 Longview, TX	—	38	1,568	1	38	1,569	1,607	769	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703	12,614	690	2000	2012
114 Loveland, CO	—	100	2,865	270	100	3,135	3,235	1,371	1997	1997
068 Lufkin, TX	—	100	1,950	—	100	1,950	2,050	936	1996	1996
119 Madison, IN	—	100	2,435	—	100	2,435	2,535	1,073	1997	1997
061 Marshall, TX	—	38	1,568	451	38	2,019	2,057	997	1995	1995
058 McPherson, KS	—	79	1,571	4	79	1,575	1,654	863	1994	1995
239 Merritt Island, FL	—	550	8,150	—	550	8,150	8,700	1,076	2004	2010
104 Millville, NJ	—	100	2,825	—	100	2,825	2,925	1,253	1997	1997
231 Monroeville, PA	—	526	5,334	435	526	5,769	6,295	947	1997	2009
166 New Bern, NC	—	100	2,427	1	100	2,428	2,528	841	1998	1999
118 Newark, OH	—	100	2,435	—	100	2,435	2,535	1,073	1997	1997
123 Newport Richey, FL	—	100	5,845	664	100	6,509	6,609	3,181	1995	1998
074 Newport, OR	—	100	2,050	—	100	2,050	2,150	1,215	1996	1996
143 Niceville, FL	—	100	2,680	—	100	2,680	2,780	1,135	1998	1998
095 Norfolk, NE	—	100	2,123	—	100	2,123	2,223	952	1997	1997
232 Pittsburgh, PA	—	470	2,615	333	470	2,948	3,418	529	1994	2009
165 Rocky Mount, NC	—	100	2,494	1	100	2,495	2,595	890	1998	1999
141 Rocky River, OH	—	760	6,963	—	760	6,963	7,723	2,915	1998	1999
059 Salina, KS	—	79	1,571	4	79	1,575	1,654	863	1994	1995
084 San Antonio, TX	—	100	1,900	—	100	1,900	2,000	862	1997	1997
092 San Antonio, TX	—	100	2,055	—	100	2,055	2,155	926	1997	1997
149 Shelby, NC	—	100	2,805	2	100	2,807	2,907	1,188	1998	1998
150 Spring Hill, FL	—	100	2,650	—	100	2,650	2,750	1,123	1998	1998
103 Springfield, OH	—	100	2,035	270	100	2,305	2,405	1,017	1997	1997
162 Sumter, SC	—	100	2,351	—	100	2,351	2,451	881	1998	1999
140 Tallahassee, FL	—	100	3,075	—	100	3,075	3,175	1,305	1998	1998
098 Tiffin, OH	—	100	2,435	—	100	2,435	2,535	1,083	1997	1997
088 Troy, OH	—	100	2,435	306	100	2,741	2,841	1,225	1997	1997
080 Tulsa, OK	—	200	1,650	—	200	1,650	1,850	758	1997	1997
093 Tulsa, OK	—	100	2,395	—	100	2,395	2,495	1,076	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	1,144	2000	2010
075 Tyler, TX	—	100	1,800	—	100	1,800	1,900	832	1996	1996
202 Vacaville, CA	—	1,662	11,634	1,141	1,662	12,775	14,437	4,697	2002	2001
091 Waco, TX	—	100	2,235	—	100	2,235	2,335	1,005	1997	1997
096 Wahoo, NE	—	100	2,318	—	100	2,318	2,418	1,032	1997	1997
108 Watauga, TX	—	100	1,668	—	100	1,668	1,768	746	1996	1997
109 Weatherford, OK	—	100	1,669	592	100	2,261	2,361	999	1996	1997
110 Wheelersburg, OH	—	29	2,435	—	29	2,435	2,464	1,073	1997	1997
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	465	2013	2012
076 Wichita Falls, TX	—	100	1,850	—	100	1,850	1,950	855	1996	1996
120 Wichita Falls, TX	—	100	2,750	—	100	2,750	2,850	1,215	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	429	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	505	2000	2012
138 Worthington, OH	—	—	6,102	—	—	6,102	6,102	4,843	1993	2001
139 Worthington, OH	—	—	3,402	—	—	3,402	3,402	2,717	1995	2001
099 York, NE	—	100	2,318	—	100	2,318	2,418	1,032	1997	1997
Assisted Living Properties	—	30,719	341,228	29,570	30,719	370,798	401,517	98,814
Range of Care Properties:
199 Brownsville, TX	—	302	1,856	835	302	2,691	2,993	878	2009	2004
168 Des Moines, IA(2)	—	115	2,096	1,433	115	3,529	3,644	1,795	1972	1999
26A Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	4,548	2009	1996

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2014
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)		deprec.	renovation date	date
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007		955	1963	2000
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686		867	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504		818	2001	2011
236 Wytheville, VA	—	647	12,692	—	647	12,692	13,339		2,606	1996	2010
Range of Care Properties	—	2,733	35,800	5,374	2,733	41,174	43,907		12,467
Other:
School:
159 Trenton, NJ	—	100	6,000	3,170	100	9,170	9,270		4,789	1998	1998
School	—	100	6,000	3,170	100	9,170	9,270		4,789
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
273 Richmond, MI	—	380	—	—	380	—	380		—	N/A	2013
274 Rochester Hills, MI	—	290	—	—	290	—	290		—	N/A	2013
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
999 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
Land	—	1,613	—	—	1,613	—	1,613		—
Other Properties	—	1,713	6,000	3,170	1,713	9,170	10,883		4,789
Properties Under Development:
276 Westminster, CO	—	1,425	—	7,994	1,425	7,994	9,419		—	N/A	2013
999 Burr Ridge, IL	—	1,400	—	676	1,400	676	2,076		—	N/A	2014
Properties Under Development	—	2,825	—	8,670	2,825	8,670	11,495		—
	$—	$80,024	$784,396	$85,418	$80,024	$869,814	$949,838	(2)	$223,315

(1)

Depreciation is computed principally by the straight‑line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 45 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2014, our aggregate cost for Federal income tax purposes was $965,043.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$937,617	$900,095	$725,031
Acquisitions	11,650	19,040	166,750
Improvements	49,912	32,008	11,219
Conversion of mortgage loans into owned properties	—	—	—
Impairment charges	—	—	—
Cost of real estate sold	(49,341)	(13,526)	(2,905)
Ending balance	$949,838	$937,617	$900,095
Accumulated depreciation:
Balance at beginning of period	$218,700	$198,548	$178,196
Depreciation expense	25,424	24,568	22,002
Conversion of mortgage loans into owned properties	—	—	—
Impairment charges	—	—	—
Cost of real estate sold	(20,809)	(4,416)	(1,650)
Ending balance	$223,315	$218,700	$198,548

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds(3)	Interest Rate(1)	Maturity Date	Amount(2)	Service	Mortgages	2013	Interest
MI	15		2,058	9.53%	2043	$97,387	$1,007	$124,387	$127,725	$—
PA	1		70	7.11%	2016	5,100	31	5,100	5,100	—
TX	6		100	10.40%	2018	5,095	68	6,800	5,887	—
WI	1		106	10.08%	2022	9,437	90	10,600	10,600	—
Various	15		1,759	7.00%-13.75%	2015-2019	12,615	328	29,742	16,344	—
	38	(4)	4,093			$129,634	$1,524	$176,629	$165,656	$—

(1)

Represents current stated interest rate. Generally, the loans have 25‑year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)	Balloon payment is due upon maturity.
(3)

This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi‑patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de‑licensing of beds or in our opinion impact the value of the property, we would take action against the lessee/borrower to preserve the value of the property/collateral.

(4)	Includes 19 first‑lien mortgage loans as follows:

Number of Loans	Original loan amounts
11	$ 500 - $2,000
1	$2,001 - $3,000
2	$3,001 - $4,000
1	$4,001 - $5,000
1	$5,001 - $6,000
1	$6,001 - $7,000
2	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

Balance— December 31, 2011	$53,081
New mortgage loans	7,719
Other additions	—
Amortization of mortgage premium	(7)
Collections of principal	(21,633)
Foreclosures	—
Loan loss reserve	139
Other deductions	—
Balance— December 31, 2012	39,299
New mortgage loans	124,387
Other additions	4,971
Amortization of mortgage premium	(6)
Collections of principal	(1,933)
Foreclosures	—
Loan loss reserve	(1,274)
Other deductions	—
Balance— December 31, 2013	165,444
New mortgage loans	3,027
Other additions	6,347
Amortization of mortgage premium	(5)
Collections of principal	(9,155)
Foreclosures	—
Loan loss reserve	(2)
Other deductions	—
Balance— December 31, 2014	$165,656

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

Management  Report on  Internal  Control  Over  Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control— Integrated Framework (1992 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

We have audited LTC Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of LTC Properties, Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 26, 2015

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end) under the headings “Proposal 1 Election of Directors,”  “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Report.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2014 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

The exhibits required by Item 601 of Regulation S‑K are set forth in the index to exhibits of this annual report.

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated September 14, 2012)
3.2	Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009, as further amended February 10, 2015
10.1

Amended and Restated Credit Agreement dated as of October 14, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated October 14, 2014)

10.2

Second Amended and Restated Note Purchase and Private Shelf Agreement dated October 30, 2013 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013)

10.3+

Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.4+

Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.5+

Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.6+

Employment Agreement of Caroline (Wong) Chikhale, effective as of June 10, 2008 (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2013)

10.7+

Second Amended and Restated Employment Agreement of Peter G. Lyew, effective as of December 4, 2007 (incorporated by reference to Exhibit 10.10 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2013)

10.8+	Employment Agreement of Brent Chappell, effective as of June 10, 2013
10.9+	Annual Cash Bonus Incentive Plan, effective as of October 27, 2014
10.10	The 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.’s Annual Report on Form 10‑K (File No. 1‑11314) for the year ended December 31, 2009)
10.11

Form of Stock Option Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.’s Annual Report on Form 10‑K (File No. 1‑11314) for the year ended December 31, 2009)

10.12

Form of Restricted Stock Agreement under the 2008 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2013)

10.13

Form of Indemnity Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2009)

12	Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following materials from LTC Properties, Inc.’s Form Annual Report on 10‑K for the fiscal year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

+Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

LTC PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: February 26, 2015
	By:	/s/ Pamela Kessler PAMELA KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2015

/s/ Pamela Kessler PAMELA KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 26, 2015

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 26, 2015

/s/ Edmund C. King EDMUND C. KING	Director	February 26, 2015

/s/ JAMES J. PIECZYNSKI JAMES PIECZYNSKI	Director	February 26, 2015

/s/ Timothy J. Triche TIMOTHY TRICHE	Director	February 26, 2015