Form 10-Q
period 2015-03-31
LTC PROPERTIES INC
filed 2015-04-30
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding on April 23, 2015 was 35,540,762.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2015

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Investments:
Land	$83,858	$80,024
Buildings and improvements	899,727	869,814
Accumulated depreciation and amortization	(230,071)	(223,315)
Net operating real estate property	753,514	726,523
Mortgage loans receivable, net of loan loss reserve: 2015—$1,653; 2014—$1,673	163,647	165,656
Real estate investments, net	917,161	892,179
Investment in unconsolidated joint venture	20,220	—
Investments, net	937,381	892,179

Other assets:
Cash and cash equivalents	3,417	25,237
Debt issue costs, net	3,561	3,782
Interest receivable	1,167	597
Straight-line rent receivable, net of allowance for doubtful accounts: 2015—$754; 2014—$731	34,903	32,651
Prepaid expenses and other assets	12,657	9,931
Notes receivable	2,334	1,442
Total assets	$995,420	$965,819
LIABILITIES
Bank borrowings	$36,500	$—
Senior unsecured notes	277,467	281,633
Accrued interest	2,472	3,556
Earn-out liabilities	3,313	3,258
Accrued expenses and other liabilities	16,284	17,251
Total liabilities	336,036	305,698
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2015—2,000; 2014—2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2015—35,541; 2014—35,480	355	355
Capital in excess of par value	718,050	717,396
Cumulative net income	872,799	855,247
Accumulated other comprehensive income	73	82
Cumulative distributions	(970,393)	(951,459)
Total equity	659,384	660,121
Total liabilities and equity	$995,420	$965,819

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$26,678	$25,252
Interest income from mortgage loans	4,607	4,093
Interest and other income	195	93
Total revenues	31,480	29,438
Expenses:
Interest expense	3,766	3,187
Depreciation and amortization	6,779	6,298
General and administrative expenses	3,499	2,949
Total expenses	14,044	12,434
Operating income	17,436	17,004
Income from unconsolidated joint venture	116	—
Net income	17,552	17,004
Income allocated to participating securities	(123)	(103)
Income allocated to preferred stockholders	(818)	(818)
Net income available to common stockholders	$16,611	$16,083

Earnings per common share:
Basic	$0.47	$0.47
Diluted	$0.47	$0.46

Weighted average shares used to calculate earnings per common share:
Basic	35,277	34,586
Diluted	37,292	36,611

Dividends declared and paid per common share	$0.510	$0.510

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$17,552	$17,004
Reclassification adjustment (Note 6)	(9)	(9)
Comprehensive income	$17,543	$16,995

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$17,552	$17,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,779	6,298
Stock-based compensation expense	982	666
Income from unconsolidated joint venture	(116)	—
Straight-line rental income	(2,275)	(639)
Amortization of lease inducement	352	165
Provision for doubtful accounts	3	27
Non-cash interest related to earn-out liabilities	55	—
Other non-cash items, net	215	204
(Increase) decrease in interest receivable	(570)	5
Decrease in accrued interest payable	(1,084)	(1,074)
Net change in other assets and liabilities	(4,029)	(2,827)
Net cash provided by operating activities	17,864	19,829
INVESTING ACTIVITIES:
Investment in real estate properties, net	(13,031)	—
Investment in real estate developments, net	(5,041)	(6,157)
Investment in real estate capital improvements, net	(4,928)	(7,410)
Capitalized interest	(147)	(307)
Advances under mortgage loans receivable	(1,858)	(2,568)
Investment in real estate mortgages	(9,500)	—
Principal payments received on mortgage loans receivable	2,786	519
Investment in unconsolidated joint ventures	(20,143)	—
Advances under notes receivable	(892)	—
Net cash used in investing activities	(52,754)	(15,923)
FINANCING ACTIVITIES:
Bank borrowings	36,500	20,000
Principal payments on senior unsecured notes	(4,167)	(4,167)
Principal payments on bonds payable	—	(635)
Stock option exercises	—	238
Distributions paid to stockholders	(18,934)	(18,560)
Other	(329)	(18)
Net cash provided by (used in) financing activities	13,070	(3,142)
(Decrease) increase in cash and cash equivalents	(21,820)	764
Cash and cash equivalents, beginning of year	25,237	6,778
Cash and cash equivalents, end of year	$3,417	$7,542

Supplemental disclosure of cash flow information:
Interest paid	$4,774	$4,375
Non-cash investing and financing transactions:
Mortgage loan receivable applied against purchase price to acquire real estate (Note 2)	$10,600	$—

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

1.General

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements.  The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes.  Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As such, we generally are not taxed on income that is distributed to our stockholders.

Investments in unconsolidated joint ventures

From time to time, the Company may make investments in unconsolidated entities, which may be in the form of common equity, preferred equity, or debt (in the form of an acquisition, development or construction or “ADC” loan, or similar arrangement). The Company evaluates each investment pursuant to ASC 805, Consolidation, to determine whether it meets the definition of a variable interest entity (or VIE) and whether the Company is the primary beneficiary. If the entity is deemed to be a VIE but the Company is not the primary beneficiary, or if the entity is deemed to be a voting interest entity but the Company does not have a controlling financial interest, it accounts for its investment using the equity method. Under the equity method, the Company initially records its investment at cost and subsequently recognizes the Company’s share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate.  Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage interests of the members. In certain circumstances where the Company has a substantive profit-sharing arrangement which provides a priority return on its investment, a portion of its equity in earnings may consist of a change in its claim on the net assets of the underlying

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

joint venture. Distributions of operating profit from the joint ventures are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes the investment down to its estimated fair value as of the measurement date.

Impact of New Accounting Pronouncements.

In May 2014, the FASB issued Accounting Standards Update (or ASU) No. 2014-09 (or ASU 2014-09), Revenue from Contracts with Customers: Topic 606. ASU 2014-09 provides for a single comprehensive principles based standard for the recognition of revenue across all industries. ASU 2014-09 requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. On April 1, 2015, FASB voted for a one-year deferral of the effective date to December 15, 2017. Also, FASB will permit public companies to adopt the amendment as of the original effective date. We are currently evaluating the effects of this adoption on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01 (or ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the separate classification, presentation and disclosure of extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We elected early adoption of ASU 2015-01 as of January 1, 2015. The adoption did not have a material impact on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02 (or ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effects of this adoption on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of this adoption on our consolidated financial statements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.Real Estate Investments

Assisted living properties, independent living properties, memory care properties, and combinations thereof are included in the assisted living property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2015 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$499,580	50.8%	69	8,513	—	$58.68
Assisted Living	416,079	42.3%	85	—	4,236	$98.22
Range of Care	43,907	4.5%	7	634	274	$48.36
Under Development(2)	13,136	1.3%	—	—	—	—
Other(3)	10,883	1.1%	1	—	—	—
Totals	$983,585	100.0%	162	9,147	4,510

(1)	We own properties in 27 states that are leased to 29 different operators.

(2)	Includes two MC developments with a total of 122 units and a combination ALF and MC development with 89 units.

(3)	Includes one school property and five parcels of land held-for-use.

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

During the three months ended March 31, 2015, we funded $7,195,000 under a $12,182,000 development commitment to purchase the land and existing improvements and then complete the related development of a 56-unit memory care property currently under construction in Texas. In conjunction with this commitment, we entered into a master lease agreement for an initial term of 15 years with three

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5-year renewal options at an initial cash yield of 8.75%. The master lease provides for our payment of a lease inducement of up to $1,589,000. Also, the master lease gives us a right to provide similar financing for certain future development opportunities.

During the three months ended March 31, 2015, we elected to exercise our right to provide financing for one such opportunity, adding to the master lease a parcel of land purchased in South Carolina for $2,490,000 as part of our commitment to provide the operator with up to $16,535,000, including the land purchase, for the development of an 89-unit combination assisted living and memory care property. In conjunction with this new development commitment, the master lease provides for an additional $2,363,000 lease inducement payment. See Note 7. Commitments and Contingencies for further discussion of the lease inducement commitments.

During the quarter ended March 31, 2015, we purchased and equipped a 106-bed skilled nursing property in Wisconsin for a total of $13,946,000 by exercising our purchase option under a $10,600,000 mortgage and construction loan. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054,000 lease inducement which will be amortized as a yield adjustment over the life of the lease term. See Mortgage Loans below for further discussion of the loan agreement.

The following table summarizes our completed development and improvement projects and amounts funded during the three months ended March 31, 2015 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2015 Funding		Total Funding
Development	1	ALF	60	Colorado	$1,360		$10,541	(1)
Renovation	1	SNF	121	California	1,481		1,481
Renovation	2	SNF	141	Tennessee	40		2,200
	4		322		$2,881	(2)	$14,222

(1)	Completed a MC property in February 2015.

(2)	Excludes $5,692 of funding on projects that were completed during 2014.

The following table summarizes our investment commitments as of March 31, 2015, and amounts funded under these projects (excludes capitalized interest, dollar amounts in thousands):

					Number	Number
	Investment	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding(2)	Funded	Commitment	Properties	Beds/Units
Skilled Nursing	$6,600	$25	$25	$6,575	3	510
Assisted Living(1)	45,765	11,056	13,144	32,621	27	1,240
Totals	$52,365	$11,081	$13,169	$39,196	30	1,750

(1)

Includes the development of two MC properties for a total commitment of $24,430 and one ALF/MC property for a total commitment of $16,535. Also, includes three commitments for renovation projects on 24 ALFs totaling $4,800.

(2)

Excludes funding for completed development and improvement projects discussed above. Includes $7,195 of land and improvements acquired for the development of a 56-unit MC property and $2,490 of land acquired for the development of an 89-unit ALF/MC property, as previously discussed.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Our construction in progress (or CIP) activity during the three months ended March 31, 2015 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

	CIP				CIP
	Balance at		Capitalized	Conversions	Balance at
Properties	12/31/2014	Funded(1)	Interest	out of CIP	3/31/2015
Development projects:
Assisted living	$8,671	$8,961	$147	$(9,413)	$8,366
Subtotal	8,671	8,961	147	(9,413)	8,366
Redevelopment, renovation and expansion projects:
Skilled nursing	—	25	—	—	25
Subtotal	—	25	—	—	25
Total	$8,671	$8,986	$147	$(9,413)	$8,391

(1)

Excludes $7,298 of funding on development and renovations projects which was capitalized directly into building and includes the acquisition of the existing improvements of the 56-unit MC property for $6,315, as previously discussed.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2015 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$151,352	91.6%	15	29	3,701	—	$40.89
Assisted Living	13,948	8.4%	3	8	—	270	$51.66
Totals	$165,300	100.0%	18	37	3,701	270

(1)	We have investments in properties located in 7 states that include mortgages to 10 different operators.

At March 31, 2015, the mortgage loans had interest rates ranging from 7.1% to 13.9% and maturities ranging from 2016 to 2045.  In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. During the three months ended March 31, 2015, we received $2,285,000 plus accrued interest related to the payoff of a mortgage loan secured by a  range of care property located in California. During the three months ended March 31, 2015 and 2014, we received $501,000 and $519,000, respectively, in regularly scheduled principal payments.

During 2013, we funded the initial amount of $124,387,000 under a mortgage loan with a third‑party borrower secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provides for additional commitments of $12,000,000 for capital improvements and up to $40,000,000 of additional proceeds, for a total loan commitment of up to $176,387,000. See Note 7. Commitments and Contingencies for further discussion of the additional $40,000,000 loan commitment. During the three months ended March 31, 2015, we funded $1,858,000 under the $12,000,000 capital improvement commitment with $6,804,000 remaining as of March 31, 2015.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. During the three months ended March 31, 2015, we amended this mortgage loan to provide up to an additional $20,000,000 in loan proceeds for the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

expansion of two properties securing the loan (increasing the total capital improvement commitment to $32,000,000 and the total loan commitment to $196,387,000) and agreed to convey, to the borrower,  two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

Additionally, during the quarter ended March 31, 2015, we originated an $11,000,000 mortgage loan with the borrower concurrently funding $9,500,000 with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments for the initial three years. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory environment.

We had a $10,600,000 mortgage and construction loan that afforded the borrower to develop a new 106-bed skilled nursing property in Wisconsin to replace an old existing skilled nursing property. Upon completion of construction and relocation of the residents from the old property to the replacement property in 2014, the old property was sold and released as collateral. During the three months ended March 31, 2015, we purchased and equipped the replacement property for a total of $13,946,000 by exercising our right under the agreement including applying amounts otherwise due to us under the underlying loan as a closing adjustment. See Owned Properties above for further discussion of the property purchase.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.Investment in Unconsolidated Joint Ventures

During the three months ended March 31, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20,143,000 and have committed to contribute an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are not entitled to share in the JV’s earnings or losses. Rather, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be added to the balance of the preferred equity investment and will be repaid upon redemption. In addition, we have the option to purchase either the properties owned by the JV or 100% of the common membership interest in the JV, which is exercisable between the 37th month and the 54th month from the commencement of the JV. If we elect not to exercise our purchase option, we have the right to put our preferred equity interest to the common member after the 54th month for an amount equal to the unpaid preferred equity investment balance and accrued preferred return thereon. The common equity member has the right to call our preferred interest at any time for an amount equal to the preferred equity investment balance and accrued preferred return thereon that would be due for the first 36 months, less amounts paid to us prior to the redemption date.

The JV is intended to be self-financing, other than our preferred capital contributions, no direct support will be provided by us. As a result, we believe our maximum exposure to loss due to our investment in the JV would be limited to our preferred capital contributions. We have concluded that the JV meets the accounting criteria to be considered as a variable interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the three months ended March 31, 2015, we recognized $116,000 in income from our preferred equity investment in the JV.

4.Notes Receivable

Notes receivable consists of various loans and line of credit agreements with certain operators. During the three months ended March 31, 2015, we funded $892,000 in principal under these notes. In the comparable 2014 period, we did not receive or fund any principal under these notes. At March 31, 2015, we had twelve loans and line of credit agreements with commitments totaling $4,288,000 and weighted average interest rate of 10.8%.  As of March 31, 2015, we funded $2,334,000 under these commitments and we have a remaining commitment of $1,954,000.

5.Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $400,000,000 with the opportunity to increase the credit amount up to a total of $600,000,000.  The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage at March 31, 2015, the facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 30 basis points. During the three months ended March 31, 2015 and 2014 we borrowed $36,500,000 and $20,000,000, respectively, under our Unsecured Credit Agreement. At March 31, 2015, we

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

had $36,500,000 outstanding and $363,500,000 available for borrowing. At March 31, 2015, we were in compliance with all covenants.

Senior Unsecured Notes.  At March 31, 2015 and December 31, 2014, we had $277,467,000 and $281,633,000, respectively, outstanding under our Senior Unsecured Notes with a weighted average interest rate of 4.8%. During each of the three months ended March 31, 2015 and 2014, we paid $4,167,000 in regular scheduled principal payments.

Subsequent to March 31, 2015, we entered into a third amended and restated $200,000,000 private shelf agreement with Prudential Investment Management, Inc. (or Prudential) for a three year term. The agreement provides for the possible issuance of up to an additional $102,000,000 of senior unsecured fixed interest rate term notes.  After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance.

Bonds Payable.  We had a multifamily tax-exempt revenue bonds that was secured by five assisted living properties in Washington which were paid off during 2014. For the three months ended March 31, 2014, we paid $635,000 in regularly scheduled principal payments.

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2014	$660,121
Net income	17,552
Vesting of stock option and restricted common stock	982
Reclassification adjustment	(9)
Preferred stock dividends	(818)
Common stock dividends	(18,116)
Other	(328)
Balance at March 31, 2015	$659,384

Preferred Stock.  At March 31, 2015, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at March 31, 2015.

Common Stock.  During the three months ended March 31, 2015 and 2014, we acquired 4,609 shares and 200 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Available Shelf Registrations.  Our shelf registration statement provides us with the capacity to offer up to $800,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At March 31, 2015, we had availability of $775,100,000 under our effective shelf registration which expires on July 19, 2016.

Distributions.    We declared and paid the following cash dividends (in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Declared	Paid	Declared	Paid
Preferred Stock Series C	$818	$818	$818	$818
Common Stock(1)	18,116	18,116	17,742	17,742
Total	$18,934	$18,934	$18,560	$18,560

(1)	Represents $0.17 per share per month for each of the three months ended March 31, 2015 and 2014, respectively.

In April 2015, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of April, May and June, payable on April 30, May 29, and June 30, 2015, respectively, to stockholders of record on April 22, May 21, and June 22, 2015, respectively.

Accumulated Other Comprehensive Income.    At March 31, 2015 and December 31, 2014, accumulated comprehensive income of $73,000 and $82,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the three months ended March 31, 2015, no stock options were granted or exercised. In the comparable 2014 period, we granted 15,000 options to purchase common stock at an exercise price of $38.43 per share.  These stock options vest ratably over a three-year period from the grant date. Additionally, during the three months ended March 31, 2014, a total of 10,000 stock options were exercised at a total option value of $238,000 and a total market value on the date of exercise of $390,000. At March 31, 2015, we had 43,334 stock options outstanding and 33,334 stock options are exercisable.

At March 31, 2015, the total number of stock options that are scheduled to vest through December 31, 2015, 2016 and 2017 is 0; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense related to the vesting of stock options for the three months ended March 31, 2015 and 2014, was $4,000 and $1,000, respectively. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2015, 2016 and 2017 is $11,000; $15,000 and $2,000, respectively.

During the first quarter of March 31, 2015, we cancelled 640 shares of restricted stock. During the three months ended March 31, 2015 and 2014, we granted 65,750 and 62,000 shares of restricted common stock, respectively, as follows:

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

		Price per
Year	No. of Shares	Share	Vesting Period
2015
	65,750	$44.45	ratably over 3 years
	65,750
2014
	59,000	$36.81	ratably over 3 years
	3,000	$38.43	ratably over 3 years
	62,000

At March 31, 2015, we had 255,815 restricted common shares outstanding. The total number of restricted common shares that are scheduled to vest through December 31, 2015, 2016, 2017 and 2018 is 94,168; 88,360; 51,367 and 21,920, respectively.  We have no restricted common stock that is scheduled to vest beyond 2018. During the three months ended March 31, 2015 and 2014, we recognized $978,000 and $665,000, respectively, of compensation expense related to the vesting of restricted common stock. The remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock for 2015, 2016, 2017, and 2018 is $2,648,000; $2,227,000; $1,162,000 and $81,000, respectively.

7.Commitments and Contingencies

As part of an acquisition in December 2014, we committed to provide two contingent payments totaling up to $4,000,000 payable in increments of $2,000,000 upon the property achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent payment using a discounted cash flow analysis. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. These contingent payments were recorded at the date of the acquisition in the amount of $3,240,000 and we are accreting the contingent liability up to the estimated settlement amount as of the estimated payment dates. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During the three months ended March 31, 2015, we recorded non‑cash interest expense of $55,000 related to these contingent liabilities and the fair value of these contingent payments was $3,313,000 at March 31, 2015.

During the three months ended March 31, 2015, we entered into two development commitments totaling $28,717,000 to acquire two parcels of land and an existing improvement and to construct a 56-unit memory care property and an 89-unit combination assisted living and memory care property. Concurrent with these commitments, we entered into a master lease agreement which provides for two lease inducement payments totaling $3,952,000, which will be amortized as a yield adjustment over the lease term. Up to 25% of the fee is currently available for funding with the remaining balance available following the issuance of a certificate of occupancy and receipt of regulatory approval required for the operation of the newly constructed properties. As of March 31, 2015, we have funded $44,000 and have a remaining commitment of $944,000 under the available lease inducement commitment. See Note 2. Real Estate Investments for further discussion of the acquisition and master lease terms.

At March 31, 2015, we had a commitment to provide a borrower an additional $40,000,000 of loan proceeds under a mortgage loan secured by 15 skilled nursing properties in Michigan. The additional proceeds are contingent on certain conditions and are based on certain operating metrics and valuation thresholds. Also, the additional proceeds are limited to $10,000,000 in any twelve month period. See Note

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2. Real Estate Investments for further discussion of this mortgage loan.

At March 31, 2015, we had additional commitments as follows (in thousands):

	Investment		2015	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$52,365	(1)	$11,081	$13,169	$39,196
Mortgage loans (See Note 2)	33,990	(1)	1,858	5,196	28,794
Notes receivable (See Note 4)	4,288	(2)	892	2,334	1,954
Totals	$90,643		$13,831	$20,699	$69,944

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand senior housing and long term care properties.
(2)	Represents loan and line of credit commitments.

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

8.Major Operators

We have three operators from each of which we derive approximately 10% of our combined rental revenue and interest income from mortgage loans.

Prestige Healthcare (or Prestige) is a privately held company and operates 16 skilled nursing properties and two range of care properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 2,333 skilled nursing beds and 93 assisted living units. Additionally, Prestige manages five parcels of land that we own. These assets represent 15.0% of our total assets at March 31, 2015 and generated 13.2% of our combined rental revenue and interest income from mortgage loans recognized for the three months ended March 31, 2015.

In July 2014, Brookdale Senior Living, Inc. (or Brookdale), parent company of Brookdale Senior Living Communities, Inc. (or Brookdale Communities), merged with Emeritus Corporation. Brookdale Communities leases 37 assisted living properties with a total of 1,704 units owned by us representing approximately 8.2% of our total assets at March 31, 2015 and 12.4% of our combined rental revenue and interest income from mortgage loans recognized for the three months ended March 31, 2015.

Senior Care Centers, LLC (or Senior Care) is a privately held company. Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 10.1% of our total assets at March 31, 2015 and generated 9.9% of our combined rental revenue and interest income from mortgage loans recognized for the three months ended March 31, 2015.

Our financial position and ability to make distributions may be adversely affected by financial difficulties experienced by Brookdale Communities, Prestige Healthcare, Senior Care, or any of our

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

lessees and borrowers, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income	$17,552	$17,004
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(123)	(103)
Total net income allocated to participating securities	(123)	(103)
Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)
Total net income allocated to preferred stockholders	(818)	(818)
Net income available to common stockholders	16,611	16,083
Effect of dilutive securities:
Convertible preferred securities	818	818
Total effect of dilutive securities	818	818
Net income for diluted net income per share	$17,429	$16,901

Shares for basic net income per share	35,277	34,586
Effect of dilutive securities:
Stock options	15	25
Convertible preferred securities	2,000	2,000
Total effect of dilutive securities	2,015	2,025
Shares for diluted net income per share	37,292	36,611

Basic net income per share	$0.47	$0.47
Diluted net income per share	$0.47	$0.46

10.Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings.  We did not adopt the elective fair value option for our financial assets and financial liabilities.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2015 and December 31, 2014 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2015			At December 31, 2014
	Carrying			Carrying
	Value	Fair Value		Value	Fair Value
Mortgage loans receivable	$163,647	$196,024	(1)	$165,656	$198,977	(1)
Bank borrowings	36,500	36,500	(2)	—	—	(2)
Senior unsecured notes	277,467	286,181	(3)	281,633	283,933	(3)
Contingent liabilities	3,313	3,313	(4)	3,258	3,258	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2015 and December 31, 2014 was 8.7% and 8.6%, respectively.

(2)

Our bank borrowings are at a variable interest rate.  The estimated fair value of our bank borrowings approximated their carrying values at March 31, 2015 and December 31, 2014 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At March 31, 2015,  the discount rate used to value our future cash outflow of our senior unsecured notes was 3.75% for those maturing before year 2020 and 4.0% for those maturing beyond year 2020. At December 31, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2020 and 4.55% for those maturing beyond year 2020.

(4)

Our contingent obligation under the earn‑out liabilities is classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At March 31, 2015 and December 31, 2014, the discount rate used to value our future cash outflow of the earn-out liability was 6.1% and 6.2%, respectively.

11.Subsequent Events

Subsequent to March 31, 2015 the following events occurred.

Debt Obligations:    We amended and restated our note purchase and private shelf agreement with Prudential which provides for the possible issuance of up to $102,000,000 of senior unsecured fixed interest rate term notes. See Note 5. Debt Obligations for further discussion.

Equity: We declared a monthly cash dividend of $0.17 per share on our common stock for the months of April,  May and June, payable on April 30,  May 29, and June 30, 2015, respectively, to stockholders of record on April 22,  May 21, and June 22, 2015, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments (including as a result of the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act of 2010); changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long-term health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators. Our primary senior housing and long-term health care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  As of March 31, 2015, senior housing and long-

term health care properties comprised approximately 99% of our real estate investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of March 31, 2015 (dollar amounts in thousands):

			Three Months Ended
		Percentage	March 31, 2015		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income	Income(1)	Revenues(2)	Properties(3)	Beds(3)	Units(3)
Skilled Nursing	$650,932	56.7%	$14,021	$4,334	58.7%	98	12,214	—
Assisted Living	430,027	37.4%	10,870	244	35.6%	93	—	4,506
Range of Care	43,907	3.8%	1,459	—	4.7%	7	634	274
Under Development(4)	13,136	1.1%	—	—	—%	—	—	—
Other(5)	10,883	1.0%	328	—	1.0%	1	—	—
Totals	$1,148,885	100.0%	$26,678	$4,578	100.0%	199	12,848	4,780

(1)	Includes interest income from mortgage loans excluding interest income from mortgage loan paid off during the three months ended March 31, 2015.

(2)	Includes rental income and (1) above.

(3)	We have investments in 29 states leased or mortgaged to 35 different operators. See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Includes two MC developments with a total of 122 units and a combination ALF and MC development with 89 units.

(5)	Includes one school property and five parcels of land held-for-use.

As of March 31, 2015 we had $917.2 million in carrying value of net real estate investments, consisting of $753.5 million or 82.2% invested in owned and leased properties and $163.7 million or 17.8% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2015, rental income and interest income from mortgage loans represented 84.7% and 14.6%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the three months ended March 31, 2015, we recorded $2.3 million in straight-line rental income and $23,000 of straight-line rent receivable reserve. During the three months ended March 31, 2015, we received $24.8 million of cash rental revenue and recorded amortization of lease inducement cost of $0.4 million.  During the three months ended March 31, 2015, an existing master lease was amended to extend the terms an additional three years and increased rent by 3%. In conjunction with the amendment, we provided the lessee a $2.0 million lease inducement, which is amortized as a yield adjustment over the life of the lease term. At March 31, 2015, the straight-line rent receivable balance, net of reserves, on the balance sheet was $34.9 million.

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

At March 31, 2015, we had $3.4 million of cash on hand and $363.5 million available under our unsecured revolving line of credit with the opportunity to increase the credit up to an additional $200.0 million. Also, we have $775.1 million available under our effective shelf registration to access the capital markets through the issuance of debt and/or equity securities. Subsequent to March 31, 2015, we amended and restated our note purchase and private shelf agreement with Prudential Investment Management, Inc. (or Prudential) which provides for the possible issuance of up to an additional $102.0 million of senior unsecured fixed interest rate term notes. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. CMS published the final fiscal year 2015 Medicare skilled nursing facility payment update on August 5, 2014. Under the final rule, Medicare rates are updated by 2%, based on a 2.5% market basket increase that is reduced by a 0.5 percentage point multifactor productivity adjustment (described below).  CMS estimates that the final rule will increase aggregate Medicare payments to skilled nursing facilities by $750 million.  On April 15, 2015, CMS released its proposed skilled nursing facility prospective payment system update for fiscal year 2016.  CMS projects that aggregate Medicare payments to skilled nursing facilities would increase by $500 million, or 1.4% under the proposed rule.  This estimated increase reflects a 2.6% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.6 percentage point multifactor productivity adjustment.  The final fiscal year 2016 rule has not yet been released.  There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013. As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2024, although Congress and the Administration could enact legislation to modify sequestration at any time. On April 1, 2014, President Obama signed into law H.R. 4302, the “Protecting Access to Medicare Act of 2014.”  Among other things, the Protecting Access to Medicare Act requires the Secretary of the Department of Health and Human Services to develop a skilled nursing facility “value-based purchasing program,” which will tie Medicare payments to skilled nursing facilities to their performance on certain new readmissions measures, applicable to services furnished beginning October 1, 2018. On October 6, 2014, President Obama signed the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). This law requires the collection of standardized post-acute care assessment data, which eventually could be used as the basis for developing changes to Medicare post-acute care reimbursement policy.  On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which, among other things, sets the annual skilled nursing facility prospective payment system update for FY 2018 at 1%.  Congress and the Administration also could consider other legislation that would have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, encouraging home and community-based long term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

Key Transactions

During the three months ended March 31, 2015, we purchased and equipped a 106-bed skilled nursing property in Wisconsin for a total of $13.9 million by exercising our purchase option under a $10.6 million mortgage and construction loan. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. In addition, we completed the development and opened a 60-unit memory care property located in Colorado.

Also, during the first quarter of 2015, we entered into two development commitments totaling $28.7 million to acquire two parcels of land and an existing improvement and to develop a 56-unit memory care property located in Texas and an 89-unit combination assisted living and memory care property located in South Carolina. Concurrent with these commitments, we entered into a master lease agreement for an initial term of 15 years with three 5-year renewal options at an initial cash yield of 8.75%. The master lease gives us a right to provide similar financing for certain future development opportunities.

We also committed to provide a borrower additional loan proceeds up to $20.0 million for the expansion of two of the 15 properties securing its original loan which increased the total loan commitment to $196.4 million.  We also agreed to convey to the borrower two parcels of land adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited a one-time option to prepay up to 50% of the then outstanding loan balance without penalty.

Furthermore, we originated a new $11.0 million mortgage loan, of which $9.5 million was initially funded, with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments for the initial three years. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory environment.

During the three months ended March 31, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20.1 million and have committed to contribute an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be added to the balance of the preferred equity investment and will be repaid upon redemption.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/15	12/31/14	9/30/14	6/30/14	3/31/14
Asset mix:
Real property	$983,585	$949,838	$966,012	$956,516	$951,491
Loans receivable	165,300	167,329	173,051	169,766	169,163

Investment mix:
Skilled nursing properties	$650,932	$633,052	$632,547	$629,228	$625,831
Assisted living properties(1)	430,027	424,940	449,340	440,254	434,777
Range of care properties	43,907	46,217	46,293	46,367	46,439
Under development(1)	13,136	2,075	—	—	—
Other(2)	10,883	10,883	10,883	10,433	13,607

Operator mix:
Prestige Healthcare(2)	$152,885	$141,527	$139,702	$138,437	$137,739
Brookdale Communities	126,991	123,984	123,229	123,172	119,160
Senior Care Centers, LLC	115,039	115,039	114,539	114,539	114,539
Juniper Communities, LLC	87,088	87,088	87,088	87,088	87,088
Preferred Care	86,700	86,827	86,951	87,070	87,186
Remaining operators	580,182	562,702	587,554	575,976	574,942

Geographic mix:
Texas	$246,756	$239,539	$239,926	$239,809	$239,158
Michigan	140,696	129,338	127,513	126,247	125,550
Colorado	114,701	109,859	94,598	89,019	78,258
Ohio	98,647	98,647	98,647	98,647	98,647
Florida	71,053	71,011	77,665	77,555	82,046
Remaining states	477,032	468,773	500,714	495,005	496,995

(1)

During the three months ended March 31, 2015, we completed the construction of a 60-unit memory care property. Accordingly, this property was reclassified from “Under development” to “Assisted living property” for all periods presented.

(2)

During the second quarter of 2014, we sold a school property. Accordingly, we had one school property and five parcels of land as of March 31, 2015. The parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige. During the three months ended March 31, 2015, we committed to provide additional loan proceeds under the Prestige mortgage loan for the expansion of two of the 15 properties secured under a mortgage loan and we will convey to Prestige two parcels of land adjacent to those properties.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/15		12/31/14		9/30/14		6/30/14	3/31/14
Debt to gross asset value	25.6%	(1)	23.7%	(3)	25.4%		25.1%	25.2%
Debt & preferred stock to gross asset value	28.7%	(1)	26.9%	(3)	28.7%		28.4%	28.4%
Debt to market capitalization ratio	15.8%	(1)	15.2%	(4)	18.6%	(6)	17.4%	17.9%
Debt & preferred stock to market capitalization ratio	17.7%	(1)	17.3%	(4)	21.0%	(6)	19.7%	20.2%
Interest coverage ratio(7)	7.2x	(2)	6.9x	(5)	7.3x		7.5x	7.6x
Fixed charge coverage ratio(7)	5.9x	(2)	5.7x	(5)	6.0x		6.1x	6.1x

(1)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)	Increased primarily due to revenue from the new investment in an unconsolidated joint venture and higher effective interest income from the forfeiture of a mortgage loan prepayment option.

(3)

Decrease primarily due to debt pay down from proceeds from the sale of 16 properties to Enlivant and proceeds from the sale of 600,000 shares of common stock in a registered direct placement partially offset by a decrease in gross asset value related to the sale of properties.

(4)

Decrease primarily due to the decrease in outstanding debt and the increase in market capitalization resulting from the sale of 600,000 shares of common stock in a registered direct placement and increase in stock price.

(5)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes and increased availability under our expanded unsecured revolving line of credit.

(6)	Increase primarily due to sale of senior unsecured notes and decrease in market capitalization due to decrease in stock price.

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

	Quarter Ended
	3/31/15		12/31/14		9/30/14		6/30/14		3/31/14
Net income	$17,552		$21,000		$17,122		$18,273		$17,004
Less: Gain on sale	—		(3,819)		—		(1,140)		—
Add: Interest expense	3,766		3,683		3,170		3,088		3,187
Add: Depreciation and amortization	6,779		6,594		6,335		6,302		6,298
Total adjusted EBITDA	$28,097		$27,458		$26,627		$26,523		$26,489

Interest expense	$3,766		$3,683		$3,170		$3,088		$3,187
Add: Capitalized interest	147		290		474		435		307
Interest incurred	$3,913		$3,973		$3,644		$3,523		$3,494

Interest coverage ratio	7.2	x	6.9	x	7.3	x	7.5	x	7.6	x

Interest incurred	$3,913		$3,973		$3,644		$3,523		$3,494
Preferred stock dividends	818		819		818		818		818
Total fixed charges	$4,731		$4,792		$4,462		$4,341		$4,312

Fixed charge coverage ratio	5.9	x	5.7	x	6.0	x	6.1	x	6.1	x

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

Operating Results

Three months ended March 31, 2015 compared to three months ended March 31, 2014 (amounts in thousands)

	Three Months Ended
	March 31,		Increase/
	2015	2014	(Decrease)
Revenues:
Rental income	$26,678	$25,252	$1,426	(1)
Interest income from mortgage loans	4,607	4,093	514	(2)
Interest and other income	195	93	102	(3)
Total revenues	31,480	29,438	2,042

Expenses:
Interest expense	3,766	3,187	579	(4)
Depreciation and amortization	6,779	6,298	481	(1)
General and administrative expenses	3,499	2,949	550	(5)
Total expenses	14,044	12,434	1,610

Operating income	17,436	17,004	432
Income from unconsolidated joint ventures	116	—	116	(6)
Net income	17,552	17,004	548
Income allocated to participating securities	(123)	(103)	(20)
Income allocated to preferred stockholders	(818)	(818)	—
Net income available to common stockholders	$16,611	$16,083	$528

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)

Increased primarily due to increase in effective interest income from a mortgage loan when the borrower forfeited its prepayment option, a mortgage origination and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)	Increased primarily due to additional funding under our notes receivable.

(4)	Increased primarily due to the sale of senior unsecured notes and decrease in capitalized interest related to development projects.

(5)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(6)	Represents our preferred return from our investment in an unconsolidated joint venture during the first quarter of 2015.

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

The following table reconciles net income available to common stockholders to FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income available to common stockholders	$16,611	$16,083
Add: Depreciation and amortization	6,779	6,298
FFO available to common stockholders	$23,390	$22,381
FFO available to common stockholders per share:
Basic	$0.66	$0.65
Diluted(1)	$0.65	$0.63
Weighted average shares used to calculate FFO per share:
Basic	35,277	34,586
Diluted(2)	37,529	36,806

(1)	Diluted FFO available to common stockholders per share includes the effect of the participating securities and the convertible preferred securities.
(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Liquidity and Capital Resources

Operating Activities.  At March 31, 2015, our gross real estate investment portfolio (before accumulated depreciation and amortization) consisted of $983.6 million invested primarily in owned long-term health care properties and mortgage loans of approximately $165.3 million (prior to deducting a $1.7 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 98 skilled nursing properties, 93 assisted living properties, 7 range of care properties, one school, three parcels of land under development and five parcels of land held-for-use.  These properties are located in 29 states.  Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.  For the three months ended March 31, 2015, we had net cash provided by operating activities of $17.9 million.

For the three months ended March 31, 2015, we recorded $2.3 million in straight-line rental income and a reserve of $23,000 on our straight-line rent receivable. During the three months ended March 31, 2015, we received $24.8 million of cash rental revenue and recorded amortization of lease inducement cost of $0.4 million. During the three months ended March 31, 2015, an existing master lease was amended to extend the terms an additional three years and increased rent by 3%. In conjunction with the amendment, we provided the lessee a $2.0 million lease inducement, which is amortized as a yield adjustment over the life of the lease term. At March 31, 2015, the straight-line rent receivable balance, net of reserves, on the balance sheet was $34.9 million.

We committed to provide, as part of an acquisition in 2014, two contingent payments totaling up to $4.0 million payable in increments of $2.0 million upon the property achieving a sustainable stipulated rent coverage ratio. These contingent payments were recorded at the date of the acquisition in the amount of $3.2 million which is the estimated fair value using a discounted cash flow analysis and we are accreting the contingent liability up to the estimated settlement amount as of the estimated payment dates. During the three months ended March 31, 2015, we recorded non‑cash interest expense of $55,000 related to these contingent liabilities and the fair value of these contingent payments was $3.3 million at March 31, 2015.

Investing Activities.  For the three months ended March 31, 2015, we used $52.8 million of cash for investing activities.

Real Estate Investments – Owned Properties.  We funded $7.2 million under a $12.2 million development commitment to purchase the land and existing improvements and then complete the related development of a 56-unit memory care property currently under construction in Texas. In conjunction with this commitment, we entered into a master lease agreement for an initial term of 15 years with three 5-year renewal options at an initial cash yield of 8.75%. The master lease provides for our payment of a lease inducement of up to $1.6 million. Also, the master lease gives us a right to provide similar financing for certain future development opportunities.

During the three months ended March 31, 2015, we elected to exercise our right to provide financing for one such opportunity, adding to the master lease a parcel of land purchased in South Carolina for $2.5 million as part of our commitment to provide the operator with up to $16.5 million, including the land purchase, for the development of an 89-unit combination assisted living and memory care property. In conjunction with this new development commitment, the master lease provides for an additional $2.4 million lease inducement payment.

The two lease inducement payments under the master lease totaling $4.0 million will be amortized as a yield adjustment over the lease term. Up to 25% of the fee is currently available for funding with the remaining balance available following the issuance of a certificate of occupancy and receipt of regulatory approval required for the operation of the newly constructed properties. As of March 31, 2015, we have funded $44,000 and have a remaining commitment of $0.9 million under the available lease inducement commitment.

Additionally, during the quarter ended March 31, 2015, we purchased and equipped a 106-bed skilled nursing property in Wisconsin for a total of $13.9 million by exercising our purchase option under a $10.6 million mortgage and construction loan. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1.1 million lease inducement which will be amortized as a yield adjustment over the life of the lease term.

The following table summarizes our completed development and improvement projects and amounts funded during the three months ended March 31, 2015 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2015 Funding		Total Funding
Development	1	ALF	60	Colorado	$1,360		$10,541	(1)
Renovation	1	SNF	121	California	1,481		1,481
Renovation	2	SNF	141	Tennessee	40		2,200
	4		322		$2,881	(2)	$14,222

(1)	Completed a MC property in February 2015.

(2)	Excludes $5,692 of funding on projects that were completed during 2014.

The following table summarizes our investment commitments as of March 31, 2015 and amounts funded under these projects (excludes capitalized interest, dollar amounts in thousands):

	Investment	2015	Commitment	Remaining	Number of	Number of
Type of Property	Commitment	Funding (2)	Funded	Commitment	Properties	Beds/Units
Skilled Nursing	$6,600	$25	$25	$6,575	3	510
Assisted Living (1)	45,765	11,056	13,144	32,621	27	1,240
Totals	$52,365	$11,081	$13,169	$39,196	30	1,750

(1)

Includes the development of two MC properties for a total commitment of $24,430 and one ALF/MC property for a total commitment of $16,535. Also, includes three commitments for renovation projects on 24 ALFs totaling $4,800.

(2)

Excludes funding for completed development and improvement projects discussed above. Includes $7,195 of land and improvements acquired for the development of a 56-unit MC property and $2,490 of land acquired for the development of an 89-unit ALF/MC property, as previously discussed.

Real Estate Investments – Mortgage Loans.    During 2013, we funded the initial amount of $124.4 million under a mortgage loan with a third‑party borrower secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provided for additional commitments of $12.0 million for capital improvements and up to $40.0 million of additional proceeds, for a total loan commitment of up to $176.4 million. The additional proceeds are contingent on certain conditions and are based on certain operating metrics and valuation thresholds. Also, the additional proceeds are limited to $10.0 million in any twelve month period. During the three months ended March 31, 2015, we funded

$1.9 million under the $12.0 million capital improvement commitment with $6.8 million remaining as of March 31, 2015.

This mortgage loan also provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. During the three months ended March 31, 2015, we amended this mortgage loan to provide up to an additional $20.0 million in loan proceeds for the expansion of two properties securing the loan (increasing the total capital improvement commitment to $32.0 million and the total loan commitment to $196.4 million) and agreed to convey, to the borrower, two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

Furthermore, we originated a new $11.0 million mortgage loan with the borrower concurrently funding $9.5 million with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments for the initial three years. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory environment.

Investment in Unconsolidated Joint Ventures.  During the three months ended March 31, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20.1 million and have committed to contribute an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be added to the balance of the preferred equity investment and will be repaid upon redemption. In addition, we have the option to purchase either the properties owned by the JV or 100% of the common membership interest in the JV, which is exercisable between the 37th month and the 54th month from the commencement of the JV. If we elect not to exercise our purchase option, we have the right to put our preferred equity interest to the common member after the 54th month for an amount equal to the unpaid preferred equity investment balance and accrued preferred return thereon. The common equity member has the right to call our preferred interest at any time for an amount equal to the preferred equity investment balance and accrued preferred return thereon that would be due for the first 36 months, less amounts paid to us prior to the redemption date.

Notes Receivable.  During the three months ended March 31, 2015, we funded $0.9 million in principal under our note receivable loans. At March 31, 2015, we had twelve notes receivable outstanding with a total commitment to fund $4.3 million and a weighted average interest rate of 10.8%. As of March 31, 2015, we funded $2.3 million under these commitments and we have a remaining commitment of $2.0 million.

Financing Activities. For the three months ended March 31, 2015, we had net cash provided by financing activities of $13.1 million.

Debt Obligations.  During the three months ended March 31, 2015, we borrowed $36.5 million under our unsecured revolving line of credit. At March 31, 2015, we had $36.5 million outstanding under our unsecured revolving line of credit with $363.5 million available for borrowing. At March 31, 2015, we were in compliance with all our covenants.

During the three months ended March 31, 2015, we paid $4.2 million in scheduled principal payments on senior unsecured notes. Subsequent to March 31, 2015, we entered into a third amended and restated $200.0 million private shelf agreement with Prudential for a three year term. The agreement provides for the possible issuance of up to an additional $102.0 million senior unsecured fixed interest rate term notes.  After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance.

Equity.  During the three months ended March 31, 2015, we acquired 4,609 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. During the three months ended March 31, 2015, we paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $0.8 million. We also declared and paid cash dividends on our common stock totaling $18.1 million. Subsequent to March 31, 2015, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of April, May and June, payable on April 30, May 29, and June 30, 2015, respectively, to stockholders of record on April 22, May 21, and June 22, 2015, respectively.

During the three months ended March 31, 2015, no stock options were granted or exercised. At March 31, 2015, we had 43,334 stock options outstanding and 33,334 stock options were exercisable. The total number of stock options that are scheduled to vest through December 31, 2015, 2016 and 2017 is 0; 5,000 and 5,000, respectively.  We have no stock options outstanding that are scheduled to vest beyond 2017. Compensation expense relating to the vesting of stock options for the three months ended March 31, 2015 was $4,000. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2015, 2016 and 2017 is $11,000; $15,000 and $2,000, respectively.

During the three months ended March 31, 2015, we cancelled 640 shares of restricted common stock. In addition, we granted 65,750 shares of restricted common stock at $44.45 per share. These shares vest ratably over a three-year period from the grant date. At March 31, 2015, we had 255,815 restricted common shares outstanding. The total number of restricted common shares that are scheduled to vest through December 31, 2015, 2016, 2017 and 2018 is 94,168; 88,360; 51,367 and 21,920, respectively.  We have no restricted common stock that are scheduled to vest beyond 2018. During the three months ended March 31, 2015, we recognized $1.0 million of compensation expense related to the vesting of restricted common stock. The remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock for 2015, 2016, 2017 and 2018 is $2.6 million; $2.2 million; $1.2 million and $0.1 million, respectively.

Available Shelf Registration. Our shelf registration statement provides us with the capacity to offer up to $800.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under our current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At March 31, 2015, we had availability of $775.1 million under our effective shelf registration which expires in July 2016.

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

At March 31, 2015, we had $3.4 million of cash on hand and $363.5 million available under our unsecured revolving line of credit with the opportunity to increase the credit up to an additional $200.0 million. Also, we have $775.1 million available under our effective shelf registration to access the capital markets through the issuance of debt and/or equity securities. Subsequent to March 31, 2015, we amended and restated our note purchase and private shelf agreement with Prudential which provides for the possible issuance of up to an additional $102.0 million of senior unsecured fixed interest rate term notes. We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2015.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2015.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, which in our opinion are not singularly or in the aggregate anticipated to be material to our results of operations or financial condition. Claims and lawsuits may include matters involving general or professional liability asserted against the lessees or borrowers related to our properties, which we believe under applicable legal principles are not our responsibility as a non-possessory landlord or mortgage holder. We believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. We intend to continue to vigorously defend such claims and lawsuits.

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 5.  OTHER INFORMATION

On April 28, 2015, we entered into an amended and restated note purchase and private shelf agreement with Prudential Investment Management, Inc. (or Prudential) for a three year term. The amended shelf agreement increases the aggregate commitment to $200.0 million compared to $100.0 million previously.

As a result of prior issuances and payments, the amended shelf agreement currently provides for the possible issuance by us to Prudential of up to $102.0 million of senior unsecured fixed interest rate term notes.  After July 14, 2015 and for the balance of the term, the amended shelf agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding.  The amended shelf agreement also provides for other limitations as to the maximum amount that can be held by Prudential.

Interest rates on any issuance under the amended shelf agreement will be set at a fixed spread over applicable Treasury rates.  Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance.  The amended shelf agreement also contains standard covenants including requirements to maintain financial ratios such as debt to asset value ratios.

The amended shelf agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.  The description herein of the amended shelf agreement is qualified in its entirety by reference to the exhibit filed hereto.

Item 6.  Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K filed September 14, 2012)

3.2	Bylaws of LTC Properties, Inc., as amended and restated August 3, 2009 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2009)

3.3	First Amendment to Bylaws of LTC Properties, Inc. (incorporated by reference to Exhibit 3.1 to LTC Properties Inc.’s Current Report on Form 8-K filed February 12, 2015)

10.1	Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated April 28, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: April 30, 2015	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)