Form 10-Q
period 2015-06-30
LTC PROPERTIES INC
filed 2015-08-05
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding on July 29, 2015 was 35,570,495.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2015

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Investments:
Land	$85,184	$80,024
Buildings and improvements	903,979	869,814
Accumulated depreciation and amortization	(237,024)	(223,315)
Net operating real estate property	752,139	726,523
Mortgage loans receivable, net of loan loss reserve: 2015—$2,061; 2014—$1,673	204,031	165,656
Real estate investments, net	956,170	892,179
Investment in unconsolidated joint venture	20,722	—
Investments, net	976,892	892,179

Other assets:
Cash and cash equivalents	8,051	25,237
Debt issue costs, net	3,490	3,782
Interest receivable	2,129	597
Straight-line rent receivable, net of allowance for doubtful accounts: 2015—$775; 2014—$731	37,060	32,651
Prepaid expenses and other assets	13,048	9,931
Notes receivable	2,380	1,442
Total assets	$1,043,050	$965,819
LIABILITIES
Bank borrowings	$80,500	$—
Senior unsecured notes	277,467	281,633
Accrued interest	3,574	3,556
Earn-out liabilities	3,367	3,258
Accrued expenses and other liabilities	18,620	17,251
Total liabilities	383,528	305,698
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2015—2,000; 2014—2,000	38,500	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2015—35,570; 2014—35,480	356	355
Capital in excess of par value	719,216	717,396
Cumulative net income	890,727	855,247
Accumulated other comprehensive income	65	82
Cumulative distributions	(989,342)	(951,459)
Total equity	659,522	660,121
Total liabilities and equity	$1,043,050	$965,819

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$27,116	$25,025	$53,794	$50,277
Interest income from mortgage loans	5,053	4,139	9,660	8,232
Interest and other income	218	63	413	156
Total revenues	32,387	29,227	63,867	58,665
Expenses:
Interest expense	3,854	3,088	7,620	6,275
Depreciation and amortization	6,977	6,302	13,756	12,600
Provision for doubtful accounts	429	11	432	38
General and administrative expenses	3,952	2,693	7,448	5,615
Total expenses	15,212	12,094	29,256	24,528
Operating income	17,175	17,133	34,611	34,137
Income from unconsolidated joint ventures	753	—	869	—
Gain on sale of real estate, net	—	1,140	—	1,140
Net income	17,928	18,273	35,480	35,277
Income allocated to participating securities	(126)	(117)	(249)	(220)
Income allocated to preferred stockholders	(818)	(818)	(1,636)	(1,636)
Net income available to common stockholders	$16,984	$17,338	$33,595	$33,421

Earnings per common share:
Basic	$0.48	$0.50	$0.95	$0.97
Diluted	$0.48	$0.50	$0.94	$0.96

Weighted average shares used to calculate earnings per common share:
Basic	35,299	34,597	35,288	34,592
Diluted	37,311	36,621	37,302	36,617

Dividends declared and paid per common share	$0.51	$0.51	$1.02	$1.02

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$17,928	$18,273	$35,480	$35,277
Reclassification adjustment (Note 6)	(8)	(9)	(17)	(18)
Comprehensive income	$17,920	$18,264	$35,463	$35,259

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$35,480	$35,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,756	12,600
Stock-based compensation expense	2,081	1,449
Gain on sale of assets, net	—	(1,140)
Income from unconsolidated joint ventures	(869)	—
Straight-line rental income	(4,453)	(1,247)
Amortization of lease inducement	735	330
Provision for doubtful accounts	432	38
Non-cash interest related to earn-out liabilities	109	—
Other non-cash items, net	445	415
(Increase) decrease in interest receivable	(1,532)	7
Decrease in accrued interest payable	18	26
Net change in other assets and liabilities	(2,243)	(2,518)
Net cash provided by operating activities	43,959	45,237
INVESTING ACTIVITIES:
Investment in real estate properties	(14,357)	—
Investment in real estate developments	(7,806)	(16,080)
Investment in real estate capital improvements	(5,949)	(11,448)
Capitalized interest	(297)	(742)
Proceeds from sale of real estate investments, net	—	7,707
Advances under mortgage loans receivable	(43,347)	(3,707)
Investment in real estate mortgages	(9,500)	—
Principal payments received on mortgage loans receivable	3,482	1,054
Investment in unconsolidated joint ventures	(20,143)	—
Advances under notes receivable	(1,254)	(89)
Principal payments received on notes receivable	—	72
Net cash used in investing activities	(99,171)	(23,233)
FINANCING ACTIVITIES:
Bank borrowings	82,000	21,000
Repayment of bank borrowings	(1,500)	—
Principal payments on senior unsecured notes	(4,167)	(4,167)
Principal payments on bonds payable	—	(635)
Stock option exercises	79	277
Distributions paid to stockholders	(37,883)	(37,140)
Financing costs paid	(165)	(46)
Other	(338)	(7)
Net cash provided by (used in) financing activities	38,026	(20,718)
(Decrease) increase in cash and cash equivalents	(17,186)	1,286
Cash and cash equivalents, beginning of period	25,237	6,778
Cash and cash equivalents, end of period	$8,051	$8,064

Supplemental disclosure of cash flow information:
Interest paid	$7,145	$5,859
Non-cash investing and financing transactions:
Mortgage loan receivable applied against purchase price to acquire real estate (Note 2)	$10,600	$—
Reclassification of pre-development loans (Note 4)	$316	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for a full year.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes in presentation of Provision for doubtful accounts as a result of the application of accounting guidance for presentation of each major income statement caption prescribed by Regulation S-X. These adjustments are normal and recurring in nature.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

Investments in unconsolidated joint ventures

From time to time, the Company may make investments in unconsolidated entities, which may be in the form of common equity, preferred equity, or debt (in the form of an acquisition, development or construction or “ADC” loan, or similar arrangement). The Company evaluates each investment pursuant to ASC 805, Consolidation, to determine whether it meets the definition of a variable interest entity (or VIE) and whether the Company is the primary beneficiary. If the entity is deemed to be a VIE but the Company is not the primary beneficiary, or if the entity is deemed to be a voting interest entity but the Company does not have a controlling financial interest, it accounts for its investment using the equity method. Under the equity method, the Company initially records its investment at cost and subsequently recognizes the Company’s share of net earnings or losses and other comprehensive income or loss, cash

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage interests of the members. In certain circumstances where the Company has a substantive profit-sharing arrangement which provides a priority return on its investment, a portion of its equity in earnings may consist of a change in its claim on the net assets of the underlying joint venture. Distributions of operating profit from the joint ventures are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

The Company performs a quarterly evaluation of its investments in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes the investment down to its estimated fair value as of the measurement date.

Impact of New Accounting Pronouncements.

In May 2014, the FASB issued Accounting Standards Update (or ASU) No. 2014-09 (or ASU 2014-09), Revenue from Contracts with Customers: Topic 606. ASU 2014-09 provides for a single comprehensive principles based standard for the recognition of revenue across all industries. ASU 2014-09 requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016.  In July 2015, FASB approved a one-year deferral of the effective date to December 2017. However,  the FASB will permit public companies to adopt the amendment as of the original effective date. Early adoption prior to the original effective date is not permitted. We are currently evaluating the effects of this adoption on our consolidated financial statements.

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

In February 2015, FASB issued ASU No. 2015-02 (or ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effects of this ASU on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

2.Real Estate Investments

Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type (or collectively ALF). Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2015 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$500,152	50.6%	69	8,513	—	$58.75
Assisted Living	416,817	42.1%	85	—	4,236	$98.40
Range of Care	43,907	4.4%	7	634	274	$48.36
Under Development(2)	17,404	1.8%	—	—	—	—
Other(3)	10,883	1.1%	1	—	—	—
Totals	$989,163	100.0%	162	9,147	4,510

(1)	We own properties in 27 states that are leased to 29 different operators.

(2)	Represents five development projects consisting of three MC properties with a total of 188 units, a 108-unit independent living property and an 89-unit combination ALF and MC property.

(3)	Represents one school property and five parcels of land held-for-use.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2015, we acquired the following investments (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs	Costs	Properties	Beds/Units
Skilled Nursing(1)	$13,946	$—	$13,946	1	106
Land(2)	11,011	78	11,089	—	—
Totals	$24,957	$78	$25,035	1	106

(1)

We purchased and equipped the property by exercising our purchase option under a $10,600 mortgage and construction loan. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054 lease inducement which will be amortized as a yield adjustment over the life of the lease term. See Mortgage Loans below for further discussion of the loan agreement.

(2)

We acquired parcels of land and entered into three development commitments in an amount not to exceed $42,922, including the land purchases, for the development of a 66-unit MC property, a 108-unit IL property and an 89-unit combination AL and MC property. Additionally, we acquired land and existing improvements on a 56-unit MC property and entered a development commitment up to $12,182 to complete the development of the MC property.

We entered into an agreement to purchase a 10 property portfolio comprised of independent, assisted living and memory care properties totaling 891 units for an aggregate purchase price of $142,000,000. Nine of the properties to be acquired are located in Wisconsin and one is located in Illinois. Simultaneously upon closing, we will enter into a 15-year triple-net master lease agreement with third party operator at an initial cash yield of 6.5%; escalating by 25 basis points upon each of the first and second anniversaries and annually thereafter by 2.75%. While execution on the transaction remains subject to certain contractual conditions, we anticipate a closing to occur during the third quarter of 2015 and would expect to fund the acquisition utilizing our revolving credit facility as well as proceeds derived from the issuance of senior unsecured notes under our recently expanded private shelf facility with Prudential Investment Management, Inc. (or Prudential). See Note 5. Debt Obligations for further discussion on our Prudential private shelf agreement.

During the six months ended June 30, 2015, we completed the development of a 60-unit memory care property in Colorado for an aggregate cost of $10,703,000, including purchase of land. Additionally, we funded, including the final funding on the 60-unit memory care property, $13,755,000 on our completed and on-going development and improvement projects. The following table summarizes our on-going investment commitments as of June 30, 2015, and amounts funded exclusively under these projects (excludes capitalized interest, dollar amounts in thousands):

					Number	Number
	Investment	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding(3)	Funded	Commitment	Properties	Beds/Units
Skilled Nursing(1)	$6,000	$7	$7	$5,993	2	314
Assisted Living(2)	72,152	15,691	17,778	54,374	29	1,414
Totals	$78,152	$15,698	$17,785	$60,367	31	1,728

(1)	Includes two commitments for renovation projects.

(2)

Includes the development for an IL property for $14,500, three MC properties for a total commitment of $36,316 and one ALF/MC property for a total commitment of $16,536. Also, includes three commitments for renovation projects on 24 ALFs totaling $4,800.

(3)

Includes $11,011 from the acquisition of land and improvements, as previously discussed, and a reclass of a $316 pre-development loan. See Note 7. Notes Receivable for further discussion of the pre-development loan. Excludes $9,384 of funding on completed development and improvement projects.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Our construction in progress (or CIP) activity during the six months ended June 30, 2015 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

	CIP				CIP
	Balance at		Capitalized	Conversions	Balance at
Type of Property	12/31/2014	Funded(1)	Interest	out of CIP	6/30/2015
Skilled nursing	$—	$404	$—	$(397)	$7
Assisted living	8,671	12,075	297	(9,503)	11,540
Total	$8,671	$12,479	$297	$(9,900)	$11,547

(1)

Excludes $7,907 of funding directly capitalized into building and includes the previously discussed acquisition of the existing improvements of the 56-unit MC property for $6,315 and a reclass of a $316 pre-development loan.

During the six months ended June 30, 2014, we sold two assisted living properties located in Florida and Georgia with a total of 133 units and one school property located in Minnesota for a combined sales price of $7,850,000, resulting in net sales proceeds of $7,707,000, and a net gain on sale of $1,140,000.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2015 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$191,983	93.2%	14	28	3,621	—	$53.02
Assisted Living	14,109	6.8%	3	8	—	270	$52.26
Totals	$206,092	100.0%	17	36	3,621	270

(1)	We have investments in properties located in 7 states that include mortgages to 10 different operators.

At June 30, 2015, the mortgage loans had interest rates ranging from 7.1% to 13.9% and maturities ranging from 2016 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules.  The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. During the six months ended June 30, 2015, we received $2,487,000 plus accrued interest related to the payoff of two mortgage loans secured by a range of care property located in California and a skilled nursing property located in Texas. During the six months ended June 30, 2015 and 2014, we received $995,000 and $1,054,000, respectively, in regularly scheduled principal payments.

During the six months ended June 30, 2015, we amended an existing mortgage loan secured by a 100-unit independent living property in Arizona to provide up to $490,000 of additional proceeds for capital improvements. During the quarter ended June 30, 2015, we funded $230,000 under this amended mortgage loan and have a remaining commitment of $260,000.

During 2013, we funded the initial amount of $124,387,000 under a mortgage loan with a third‑party borrower secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provided for additional commitments of $12,000,000 for capital improvements and up to $40,000,000 of additional proceeds, for a total loan commitment of up to $176,387,000. During the quarter ended June 30, 2015, we funded the $40,000,000 of additional proceeds. During the six months

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

ended June 30, 2015 and 2014, we funded $3,117,000 and $697,000, respectively, under the $12,000,000 capital improvement commitment with $5,545,000 remaining as of June 30, 2015.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. During the six months ended June 30, 2015, we amended this mortgage loan to provide up to an additional $20,000,000 in loan proceeds for the expansion of two properties securing the loan (increasing the total capital improvement commitment to $32,000,000 and the total loan commitment to $196,387,000) and agreed to convey, to the borrower, two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

Additionally, during the six months ended June 30, 2015, we originated an $11,000,000 mortgage loan with the borrower, funding $9,500,000 with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments for the initial three years. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory provisions.

The following table summarizes our additional loan commitments as of June 30, 2015, and amounts funded under these mortgage loans (dollar amounts in thousands):

	Additional				Number	Number
	Loan	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding	Funded	Commitment	Properties	Beds/Units
Skilled Nursing	$33,500	$3,117	$6,455	$27,045	16	2,215
Assisted Living	490	230	230	260	1	100
Totals	$33,990	$3,347	$6,685	$27,305	17	2,315

During the six months ended June 30, 2014, we fulfilled our commitment by funding the remaining $3,010,000 balance on a $10,600,000 mortgage and construction loan to develop a new 106-bed skilled nursing property in Wisconsin to replace an old existing skilled nursing property. Upon completion of construction and relocation of the residents from the old property to the replacement property in 2014, the old property was sold and released as collateral. During the six months ended June 30, 2015, we purchased and equipped the replacement property for a total of $13,946,000 by exercising our right under the agreement including applying amounts otherwise due to us under the underlying loan as a closing adjustment. See Owned Properties above for further discussion of the property purchase.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.Investment in Unconsolidated Joint Ventures

During the six months ended June 30, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20,143,000 and have committed to contribute an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are not entitled to share in the JV’s earnings or losses. Rather, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be added to the balance of the preferred equity investment and will be repaid upon redemption. In addition, we have the option to purchase either the properties owned by the JV or 100% of the common membership interest in the JV, which is exercisable between the 37th month and the 54th month from the commencement of the JV. If we elect not to exercise our purchase option, we have the right to put our preferred equity interest to the common member after the 54th month for an amount equal to the unpaid preferred equity investment balance and accrued preferred return thereon. The common equity member has the right to call our preferred interest at any time for an amount equal to the preferred equity investment balance and accrued preferred return thereon that would be due for the first 36 months, less amounts paid to us prior to the redemption date.

The JV is intended to be self-financing, other than our preferred capital contributions, no direct support will be provided by us. As a result, we believe our maximum exposure to loss due to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered as a variable interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the three and six months ended June 30, 2015, we recognized $753,000 and $869,000, respectively, in income from our preferred equity investment in the JV.

4.Notes Receivable

Notes receivable consists of various loans and line of credit agreements with certain operators. The following table summarizes our notes receivable activities for the six months ended June 30, 2015 and 2014 are as follows (dollar amounts in thousands):

	Six months ended June 30,
	2015		2014
Advances under notes receivable	$1,254		$89
Principal payments received under notes receivable	—		(72)
Reclassed to real estate under development	(316)	(1)	—
Net increase in notes receivable	$938		$17

(1)	Represents a pre-development loan which matured due to the acquisition of land and commencement of a development project.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At June 30, 2015, we had 9 loans and line of credit agreements with on-going commitments totaling $3,288,000 and weighted average interest rate of 10.4%. As of June 30, 2015, we have a remaining commitment of $2,033,000.

5.Debt Obligations

The following table sets forth information regarding debt obligations by component as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

		At June 30, 2015		At December 31, 2014
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank Borrowings(2)	1.67%	$80,500	$319,500	$—	$400,000
Senior Unsecured Notes(3)	4.80%	277,467	n.a.	281,633	n.a.
Total	4.10%	$357,967		$281,633

(1)	Represents weighted average of interest rate as of June 30, 2015.

(2)

Subsequent to June 30, 2015, we borrowed $24,000 under our Unsecured Credit Agreement. Accordingly, we have $104,500 outstanding under our Unsecured Credit Agreement with $295,500 remaining for borrowing.

(3)	Subsequent to June 30, 2015, we repaid $25,000 of scheduled principal payments under our Senior Unsecured Notes. Accordingly, we have $252,467 outstanding under our Senior Unsecured Notes.

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $400,000,000 with the opportunity to increase the credit amount up to a total of $600,000,000.  The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions.  Based on our leverage at June 30, 2015, the facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 30 basis points. During the six months ended June 30, 2015 and 2014, we borrowed $82,000,000 and $21,000,000, respectively, under our Unsecured Credit Agreement. Additionally, during the six months ended June 30, 2015, we repaid $1,500,000 under our Unsecured Credit Agreement. At June 30, 2015, we were in compliance with all covenants.

Senior Unsecured Notes.    During each of the six months ended June 30, 2015 and 2014, we paid $4,167,000 in regular scheduled principal payments. In April 2015, we entered into a third amended and restated $200,000,000 private shelf agreement with Prudential for a three-year term. The agreement provides for the possible issuance of up to an additional $102,000,000 of senior unsecured fixed interest rate term notes. After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance. Subsequent to June 30, 2015, we locked rate under our Prudential shelf agreement on $100,000,000 senior unsecured notes with an annual fixed rate of 4.5% and anticipate selling the notes to Prudential on or around August 31, 2015. These notes have periodic scheduled principal repayments with a 15-year final maturity.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Also, subsequent to June 30, 2015, we entered into a $100,000,000 note purchase and private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG) for a three-year term. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance.

Bonds Payable.  We had a multifamily tax-exempt revenue bond that was secured by five assisted living properties in Washington which was paid off during 2014. During the six months ended June 30, 2014, we paid $635,000 in regularly scheduled principal payments.

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2014	$660,121
Net income	35,480
Vesting of stock option and restricted common stock	2,081
Stock option exercise	79
Reclassification adjustment	(17)
Preferred stock dividends	(1,636)
Common stock dividends	(36,247)
Other	(339)
Balance at June 30, 2015	$659,522

Preferred Stock.  At June 30, 2015, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding.  Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share.  Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at June 30, 2015.

Common Stock.  During the six months ended June 30, 2015 and 2014, we acquired 4,609 shares and 200 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Available Shelf Registrations.  Our shelf registration statement provides us with the capacity to offer up to $800,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At June 30, 2015, we had availability of $775,100,000 under our effective shelf registration which expires on July 19, 2016.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions.  We declared and paid the following cash dividends (in thousands):

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Declared	Paid	Declared	Paid
Preferred Stock Series C	$1,636	$1,636	$1,636	$1,636
Common Stock(1)	36,247	36,247	35,504	35,504
Total	$37,883	$37,883	$37,140	$37,140

(1)	Represents $0.17 per share per month for each of the six months ended June 30, 2015 and 2014, respectively.

In July 2015, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of July, August and September, payable on July 31, August 31, and September 30, 2015, respectively, to stockholders of record on July 23, August 21, and September 22, 2015, respectively.

Accumulated Other Comprehensive Income.    At June 30, 2015 and December 31, 2014, accumulated comprehensive income of $65,000 and $82,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool.  This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the six months ended June 30, 2015, we adopted and our shareholders approved The 2015 Equity Participation Plan (or the 2015 Plan) which replaces The 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the six months ended June 30, 2015, no stock options or restricted stock were granted under this plan.

During the six months ended June 30, 2015, no stock options were granted under the 2008 Plan. In the comparable 2014 period, we granted 15,000 options under the 2008 Plan to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period from the grant date. The options exercised during the six months ended June 30, 2015 and 2014 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2015	3,333	$23.79	$79,000	$140,000
2014	11,666	$23.79	$277,000	$455,000

(1)	As of the exercise dates.

At June 30, 2015, we had 40,001 stock options outstanding of which 30,001 stock options are exercisable.  Compensation expense related to the vesting of stock options for the three and six months ended June 30, 2015, was $4,000 and $8,000, respectively, compared to $4,000 and $5,000 for the same periods in 2014. The following table summarizes our scheduled number of stock option vesting and remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options:

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	—	$7,000
2016	5,000	15,000
2017	5,000	3,000
	10,000	$25,000

During the six months ended June 30, 2015, we cancelled 640 shares of restricted stock under the 2008 Plan. During the six months ended June 30, 2015 and 2014, we granted 92,150 and 87,500 shares of restricted common stock, respectively, under the 2008 Plan as follows:

		Price per
Year	No. of Shares	Share	Vesting Period
2015	65,750	$44.45	ratably over 3 years
	18,000	$42.30	ratably over 3 years
	8,400	$42.30	June 2, 2016
	92,150

2014	59,000	$36.81	ratably over 3 years
	3,000	$38.43	ratably over 3 years
	15,000	$40.05	ratably over 3 years
	10,500	$40.05	June 9, 2015
	87,500

Compensation expense recognized related to the vesting of restricted common stock for the three and six months ended June 30, 2015 were $1,095,000 and $2,073,000, respectively, compared to $779,000 and $1,444,000 for the same period in 2014. At June 30, 2015, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	41,200	$1,919,000
2016	102,060	2,618,000
2017	57,367	1,416,000
2018	27,920	187,000
	228,547	$6,140,000

7.Commitments and Contingencies

As part of an acquisition in December 2014, we committed to provide two contingent payments totaling up to $4,000,000 payable in increments of $2,000,000 upon the property achieving a sustainable stipulated rent coverage ratio. We estimated the fair value of the contingent payment using a discounted cash flow analysis. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. These contingent payments were recorded at the date of the acquisition in the amount of $3,240,000 and we are accreting the contingent liability up to the estimated settlement amount as of the estimated payment dates. The fair value of these contingent liabilities are

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During the three and six months ended June 30, 2015, we recorded non‑cash interest expense of $55,000 and $109,000, respectively, related to these contingent liabilities and the fair value of these contingent payments was $3,367,000 at June 30, 2015.

During the six months ended June 30, 2015, we entered into two development commitments totaling $28,717,000 to acquire two parcels of land and an existing improvement and to construct a 56-unit memory care property and an 89-unit combination assisted living and memory care property. Concurrent with these commitments, we entered into a master lease agreement which provides for two lease inducement payments totaling $3,952,000, which will be amortized as a yield adjustment over the lease term. Up to 25% of the fee is currently available for funding with the remaining balance available following the issuance of a certificate of occupancy and receipt of regulatory approval required for the operation of the newly constructed properties. As of June 30, 2015, we have funded $150,000 and have a remaining commitment of $838,000 under the available lease inducement commitment.

At June 30, 2015, we had additional commitments as follows (in thousands):

	Investment		2015	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$78,152	(1)	$15,698	$17,785	$60,367
Mortgage loans (See Note 2)	33,990	(1)	3,347	6,685	27,305
Notes receivable (See Note 4)	3,288	(2)	367	1,255	2,033
Totals	$115,430		$19,412	$25,725	$89,705

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand senior housing and long term care properties.

(2)	Represents loan and line of credit commitments.

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

Prestige Healthcare (or Prestige) is a privately held company and operates 16 skilled nursing properties and two range of care properties that we own or on which we hold mortgages secured by first trust deeds. These properties consist of a total of 2,333 skilled nursing beds and 93 assisted living units. Additionally, Prestige manages five parcels of land that we own. These assets represent 18.3% of our total assets at June 30, 2015 and generated 14.0% of our combined rental revenue and interest income from mortgage loans recognized for the six months ended June 30, 2015.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Brookdale Senior Living Communities, Inc. (or Brookdale Communities), a subsidiary of Brookdale Senior Living, Inc., leases 37 assisted living properties with a total of 1,704 units owned by us representing approximately 7.8% of our total assets at June 30, 2015 and 12.3% of our combined rental revenue and interest income from mortgage loans recognized for the six months ended June 30, 2015.

Senior Care Centers, LLC (or Senior Care) is a privately held company. Senior Care leases nine skilled nursing properties with a total of 1,190 beds owned by us representing approximately 9.6% of our total assets at June 30, 2015 and generated 9.7% of our combined rental revenue and interest income from mortgage loans recognized for the six months ended June 30, 2015.

Our financial position and ability to make distributions may be adversely affected if Brookdale Communities, Prestige Healthcare, Senior Care, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$17,928	$18,273	$35,480	$35,277
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(126)	(117)	(249)	(220)
Total net income allocated to participating securities	(126)	(117)	(249)	(220)
Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(1,636)	(1,636)
Total net income allocated to preferred stockholders	(818)	(818)	(1,636)	(1,636)
Net income available to common stockholders	16,984	17,338	33,595	33,421
Effect of dilutive securities:
Convertible preferred securities	818	818	1,636	1,636
Total effect of dilutive securities	818	818	1,636	1,636
Net income for diluted net income per share	$17,802	$18,156	$35,231	$35,057

Shares for basic net income per share	35,299	34,597	35,288	34,592
Effect of dilutive securities:
Stock options	12	24	14	25
Convertible preferred securities	2,000	2,000	2,000	2,000
Total effect of dilutive securities	2,012	2,024	2,014	2,025
Shares for diluted net income per share	37,311	36,621	37,302	36,617

Basic net income per share	$0.48	$0.50	$0.95	$0.97
Diluted net income per share	$0.48	$0.50	$0.94	$0.96

10.Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

at fair value, with the change in unrealized gains and losses reported in earnings. We did not adopt the elective fair value option for our financial assets and financial liabilities.

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of June 30, 2015 and December 31, 2014 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2015			At December 31, 2014
	Carrying			Carrying
	Value	Fair Value		Value	Fair Value
Mortgage loans receivable	$204,031	$244,363	(1)	$165,656	$198,977	(1)
Bank borrowings	80,500	80,500	(2)	—	—	(2)
Senior unsecured notes	277,467	280,378	(3)	281,633	283,933	(3)
Contingent liabilities	3,367	3,367	(4)	3,258	3,258	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3.  The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments.  The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2015 and December 31, 2014 was 8.8% and 8.6%, respectively.

(2)

Our bank borrowings are at a variable interest rate.  The estimated fair value of our bank borrowings approximated their carrying values at June 30, 2015 and December 31, 2014 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows.  The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities.  At June 30, 2015,  the discount rate used to value our future cash outflow of our senior unsecured notes was 4.25% for those maturing before year 2020 and 4.45% for those maturing beyond year 2020. At December 31, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2020 and 4.55% for those maturing beyond year 2020.

(4)

Our contingent obligation under the earn‑out liabilities is classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At June 30, 2015 and December 31, 2014, the discount rate used to value our future cash outflow of the earn-out liability was 6.1% and 6.2%, respectively.

11.Subsequent Events

Subsequent to June 30, 2015 the following events occurred.

Real Estate Investments:  We entered into an agreement to purchase a 10 property portfolio comprised of independent, assisted living and memory care properties totaling 891 units for an aggregate purchase price of $142,000,000. See Note 2. Real Estate Investments for further discussion.

Debt Obligations:   We borrowed $24,000,000 under our Unsecured Credit Agreement. Accordingly, we have $104,500,000 outstanding under our Unsecured Credit Agreement with $295,500,000 remaining for borrowing. Additionally, we repaid $25,000,000 of scheduled principal payments under our Senior Unsecured Notes. Accordingly, we have $252,467,000 outstanding under our Senior Unsecured Notes. We locked rate under our Prudential shelf agreement on $100,000,000 senior unsecured notes with an annual fixed rate of 4.5%. Additionally, we entered into a $100,000,000 note

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

purchase and private shelf agreement with AIG for a three-year term. See Note 5. Debt Obligations for further discussion.

Equity: We declared a monthly cash dividend of $0.17 per share on our common stock for the months of July, August and September, payable on July 31, August 31, and September 30, 2015, respectively, to stockholders of record on July 23, August 21, and September 22, 2015, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995.  Statements that are not purely historical may be forward-looking.  You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words.  Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships.  For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our publicly available filings with the Securities and Exchange Commission.  We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long-term health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators. Our primary senior housing and long-term health care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. As of June 30, 2015, senior housing and long-term health care properties comprised approximately 99% of our real estate investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of June 30, 2015 (dollar amounts in thousands):

			Six Months Ended
		Percentage	June 30, 2015		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income	Income(1)	Revenues(2)	Properties(3)	Beds(3)	Units(3)
Skilled Nursing	$692,135	57.9%	$28,589	$9,133	59.5%	97	12,134	—
Assisted Living	430,926	36.0%	21,995	488	35.5%	93	—	4,506
Range of Care	43,907	3.7%	2,554	—	4.0%	7	634	274
Under Development(4)	17,404	1.5%	—	—	—%	—	—	—
Other(5)	10,883	0.9%	656	—	1.0%	1	—	—
Totals	$1,195,255	100.0%	$53,794	$9,621	100.0%	198	12,768	4,780

(1)	Represents interest income from mortgage loans excluding interest income from mortgage loans paid off during the six months ended June 30, 2015.

(2)	Includes rental income and (1) above.

(3)	We have investments in 29 states leased or mortgaged to 35 different operators. See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents five development projects consisting of three MC properties with a total of 188 units, a 108-unit independent living property and an 89-unit combination ALF and MC property.

(5)	Represents one school property and five parcels of land held-for-use.

As of June 30, 2015 we had $956.2 million in carrying value of net real estate investments, consisting of $752.1 million or 78.7% invested in owned and leased properties and $204.0 million or 21.3% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2015, rental income and interest income from mortgage loans represented 84.2% and 15.1%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved.  For the six months ended June 30, 2015, we recorded $4.5 million in straight-line rental income and $44,000 of straight-line rent receivable reserve. During the six months ended June 30, 2015, we received $50.1 million of cash rental revenue and recorded amortization of lease inducement cost of $0.7 million.  During the six months ended June 30, 2015, an existing master lease was amended to extend the term an additional three years and increase rent by 3%. At June 30, 2015, the straight-line rent receivable balance, net of reserves, on the balance sheet was $37.1 million.

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

At June 30, 2015, we had $8.1 million of cash on hand, $319.5 million available under our unsecured revolving line of credit with the opportunity to increase the credit up to an additional $200.0 million and $102.0 million available under the private shelf agreement for our senior unsecured notes.  Subsequent to June 30, 2015, we locked rate under our Prudential shelf agreement on $100.0 million senior unsecured notes with an annual fixed rate of 4.5% and anticipate selling the notes to Prudential on or around August 31, 2015. These notes have periodic scheduled principal repayments with a 15-year final maturity. Also, subsequent to June 30, 2015, we entered into a note purchase and private shelf agreement with AIG Asset Management (U.S.) LLC which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed interest rate term notes. Also, we have $775.1 million available under our effective shelf registration to access the capital markets through the issuance of debt and/or equity securities. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. CMS published the final fiscal year 2015 Medicare skilled nursing facility payment update on August 5, 2014. Under the final rule, Medicare rates are updated by 2%, based on a 2.5% market basket increase that is reduced by a 0.5 percentage point multifactor productivity adjustment (described below).  CMS estimates that the final rule will increase aggregate Medicare payments to skilled nursing facilities by $750 million.  On July 30, 2015, CMS released its final skilled nursing facility prospective payment system update for fiscal year 2016.  CMS projects that aggregate Medicare payments to skilled nursing facilities will increase by $430 million, or 1.2%, under the final rule.  This increase reflects a 2.3% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.5 percentage point multifactor productivity adjustment.  On July 13, 2015, CMS released a proposed rule that would revise the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs.  The major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, binding arbitration agreements, infection control, residents’ rights, compliance and ethics programs, and several other areas. CMS estimates that the rule, if adopted as proposed, would impose an average cost of $46,491 per facility in the first year and $40,685 per facility in subsequent years, There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which, among other things, sets the annual skilled nursing facility prospective payment system update for FY 2018 at 1%.  Congress and the Administration also could consider other legislation that would have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, encouraging home and community-based long term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. There can be no assurances that enacted or future budget control mechanisms or other policy developments will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

Key Transactions During the Quarter

During the three months ended June 30, 2015, we acquired land located in Illinois for $0.7 million and committed up to $11.1 million to develop a 66-unit memory care property. The land was added to an existing 10-year master lease with an existing operator at an initial cash yield of 9.25%. Additionally, we entered into another development commitments totaling $14.5 million to acquire a parcel of land and to develop a 108-unit independent living property located in Kansas. Concurrent with this commitment,  the land was added to an existing 10-year master lease agreement with two 5-year renewal options at an initial cash yield of 7.43%.

Also, during the second quarter of 2015, we funded $40.0 million of additional loan proceeds at 9.41% under the terms of an existing mortgage loan agreement. Accordingly, at June 30, 2015, the mortgage loan balance was $170.8 million with up to $25.5 million of additional proceeds available for capital improvement projects on the 15 skilled nursing properties securing the mortgage loan.

We entered into an agreement to purchase a 10 property portfolio comprised of independent, assisted living and memory care properties totaling 891 units for an aggregate purchase price of $142.0 million. Nine of the properties to be acquired are located in Wisconsin and one is located in Illinois. Simultaneously upon closing, we will enter into a 15-year triple-net master lease agreement with a third party operator at an initial cash yield of 6.5%; escalating by 25 basis points upon each of the first and second anniversaries and annually thereafter by 2.75%. While execution on the transaction remains subject to certain contractual conditions, we anticipate a closing to occur during the third quarter of 2015 and would expect to fund the acquisition utilizing our revolving credit facility as well as proceeds derived from the issuance of senior unsecured notes under our recently expanded private shelf facility with Prudential Investment Management, Inc. (or Prudential).

Subsequent to June 30, 2015, we locked rate under our Prudential shelf agreement on $100.0 million senior unsecured notes with an annual fixed rate of 4.5% and anticipate selling the notes to Prudential on or around August 31, 2015. These notes have periodic scheduled principal repayments with a 15-year final maturity. Also, subsequent to June 30, 2015, we entered into a $100.0 million note purchase and private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG) for a three-year term. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14
Asset mix:
Real property	$989,163	$983,585	$949,838	$966,012	$956,516
Loans receivable	206,092	165,300	167,329	173,051	169,766

Investment mix:
Skilled nursing properties	$692,135	$650,932	$633,052	$632,547	$629,228
Assisted living properties(1)	430,926	430,027	424,940	449,340	440,254
Range of care properties	43,907	43,907	46,217	46,293	46,367
Under development(1)	17,404	13,136	2,075	—	—
Other(2)	10,883	10,883	10,883	10,883	10,433

Operator mix:
Prestige Healthcare(2)	$194,145	$152,885	$141,527	$139,702	$138,437
Brookdale Communities	126,991	126,991	123,984	123,229	123,172
Senior Care Centers, LLC	115,040	115,039	115,039	114,539	114,539
Juniper Communities, LLC	87,082	87,088	87,088	87,088	87,088
Preferred Care	86,576	86,700	86,827	86,951	87,070
Remaining operators	585,421	580,182	562,702	587,554	575,976

Geographic mix:
Texas	$247,168	$246,756	$239,539	$239,926	$239,809
Michigan	181,955	140,696	129,338	127,513	126,247
Colorado	114,924	114,701	109,859	94,598	89,019
Ohio	98,647	98,647	98,647	98,647	98,647
Florida	71,421	71,053	71,011	77,665	77,555
Remaining states	481,140	477,032	468,773	500,714	495,005

(1)

During the six months ended June 30, 2015, we completed the construction of a 60-unit memory care property. Accordingly, this property was reclassified from “Under development” to “Assisted living property” for all periods presented.

(2)

We have one school property and five parcels of land as of June 30, 2015. The parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige. During the six months ended June 30, 2015, we committed to provide additional loan proceeds under the Prestige mortgage loan for the expansion of two of the 15 properties secured under a mortgage loan and we will convey to Prestige two parcels of land adjacent to those properties.

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

Balance Sheet Metrics

	YTD		Quarter Ended
	6/30/15		6/30/15			3/31/15			12/31/14			9/30/14			6/30/14
Debt to gross asset value	27.9%		27.9%		(1)	25.6%		(1)	23.7%		(5)	25.4%			25.1%
Debt & preferred stock to gross asset value	30.9%		30.9%		(1)	28.7%		(1)	26.9%		(5)	28.7%			28.4%
Debt to market capitalization ratio	19.1%		19.1%		(2)	15.8%		(3)	15.2%		(6)	18.6%		(8)	17.4%
Debt & preferred stock to market capitalization ratio	21.1%		21.1%		(2)	17.7%		(3)	17.3%		(6)	21.0%		(8)	19.7%
Interest coverage ratio(9)	7.2	x	7.2	x		7.2	x	(4)	6.9	x	(7)	7.3	x		7.5	x
Fixed charge coverage ratio(9)	6.0	x	6.0	x		5.9	x	(4)	5.7	x	(7)	6.0	x		6.1	x

(1)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)	Increased primarily due to decrease in market capitalization and increase in outstanding debt.

(3)	Increase primarily due to increase in outstanding debt.

(4)	Increased primarily due to revenue from the new investment in an unconsolidated joint venture and higher effective interest income from the forfeiture of a mortgage loan prepayment option.

(5)

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

(7)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes and increased availability under our expanded unsecured revolving line of credit.

(8)	Increase primarily due to sale of senior unsecured notes and decrease in market capitalization due to decrease in stock price.

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

	Year to Date		Quarter Ended
	6/30/15		6/30/15		3/31/15		12/31/14		9/30/14		6/30/14
Net income	$35,480		$17,928		$17,552		$21,000		$17,122		$18,273
Less: Gain on sale	—		—		—		(3,819)		—		(1,140)
Add: Interest expense	7,620		3,854		3,766		3,683		3,170		3,088
Add: Depreciation and amortization	13,756		6,977		6,779		6,594		6,335		6,302
Total adjusted EBITDA	$56,856		$28,759		$28,097		$27,458		$26,627		$26,523

Interest expense	$7,620		$3,854		$3,766		$3,683		$3,170		$3,088
Add: Capitalized interest	297		150		147		290		474		435
Interest incurred	$7,917		$4,004		$3,913		$3,973		$3,644		$3,523

Interest coverage ratio	7.2	x	7.2	x	7.2	x	6.9	x	7.3	x	7.5	x

Interest incurred	$7,917		$4,004		$3,913		$3,973		$3,644		$3,523
Preferred stock dividends	1,636		818		818		819		818		818
Total fixed charges	$9,553		$4,822		$4,731		$4,792		$4,462		$4,341

Fixed charge coverage ratio	6.0	x	6.0	x	5.9	x	5.7	x	6.0	x	6.1	x

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

Operating Results

Three months ended June 30, 2015 compared to three months ended June 30, 2014 (amounts in thousands)

	Three Months Ended
	June 30,		Increase/
	2015	2014	(Decrease)
Revenues:
Rental income	$27,116	$25,025	$2,091	(1)
Interest income from mortgage loans	5,053	4,139	914	(2)
Interest and other income	218	63	155	(3)
Total revenues	32,387	29,227	3,160

Expenses:
Interest expense	3,854	3,088	766	(4)
Depreciation and amortization	6,977	6,302	675	(1)
Provisions for doubtful accounts	429	11	418	(5)
General and administrative expenses	3,952	2,693	1,259	(6)
Total expenses	15,212	12,094	3,118

Operating income	17,175	17,133	42
Income from unconsolidated joint ventures	753	—	753	(7)
Gain on sale of real estate, net	—	1,140	(1,140)	(8)
Net income	17,928	18,273	(345)
Income allocated to participating securities	(126)	(117)	(9)
Income allocated to preferred stockholders	(818)	(818)	—
Net income available to common stockholders	$16,984	$17,338	$(354)

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)

Increased primarily due to increase in effective interest income from a mortgage loan resulting from the borrower’s forfeiture of its prepayment option, a mortgage origination and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)	Increased primarily due to additional funding under our notes receivable.

(4)	Increased primarily due to the sale of senior unsecured notes, increased borrowing under our unsecured revolving line of credit and decrease in capitalized interest related to development projects.

(5)

Increased primarily due to mortgage origination and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(6)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(7)	Represents our preferred return from our investment in an unconsolidated joint venture during the first quarter of 2015.

(8)	Represents the net gain on sale of two assisted living properties and a school.

Six months ended June 30, 2015 compared to six months ended June 30, 2014 (amounts in thousands)

	Six Months Ended
	June 30,			Increase/
	2015	2014		(Decrease)
Revenues:
Rental income	$53,794	$50,277		$3,517	(1)
Interest income from mortgage loans	9,660	8,232		1,428	(2)
Interest and other income	413	156		257	(3)
Total revenues	63,867	58,665		5,202

Expenses:
Interest expense	7,620	6,275		1,345	(4)
Depreciation and amortization	13,756	12,600		1,156	(1)
Provisions for doubtful accounts	432	38		394	(5)
General and administrative expenses	7,448	5,615		1,833	(6)
Total expenses	29,256	24,528		4,728

Operating income	34,611	34,137		474
Income from unconsolidated joint ventures	869	—		869	(7)
Gain on sale of real estate, net	—	1,140		(1,140)	(8)
Net income	35,480	35,277		203
Income allocated to participating securities	(249)	(220)	(7)	(29)
Income allocated to preferred stockholders	(1,636)	(1,636)	(8)	—
Net income available to common stockholders	$33,595	$33,421		$174

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)

Increased primarily due to increase in effective interest income from a mortgage loan resulting from the borrower’s forfeiture of its prepayment option, a mortgage origination and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)	Increased primarily due to additional funding under our notes receivable.

(4)	Increased primarily due to the sale of senior unsecured notes, increased borrowing under our unsecured revolving line of credit and decrease in capitalized interest related to development projects.

(5)

Increased primarily due to mortgage origination and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(6)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(7)	Represents our preferred return from our investment in an unconsolidated joint venture during the first quarter of 2015.

(8)	Represents the net gain on sale of two assisted living properties and a school.

Funds From Operations Available to Common Stockholders

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP net income available to common stockholders	$16,984	$17,338	$33,595	$33,421
Add: Depreciation and amortization	6,977	6,302	13,756	12,600
Less: Gain on sale of real estate, net	—	(1,140)	—	(1,140)
NAREIT FFO available to common stockholders	$23,961	$22,500	$47,351	$44,881
NAREIT FFO available to common stockholders per share:
Basic	$0.68	$0.65	$1.34	$1.30
Diluted(1)	$0.66	$0.64	$1.31	$1.27
Weighted average shares used to calculate NAREIT FFO per share:
Basic	35,299	34,597	35,288	34,592
Diluted(2)	37,563	36,848	37,546	36,828

(1)	Diluted FFO available to common stockholders per share includes the effect of the participating securities and the convertible preferred securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Liquidity and Capital Resources

Our primary sources of cash include rent and interest receipts, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of

Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the six months ended June 30, 2015 (in thousands):

Cash provided from (used in):
Operating activities	$43,959
Investing activities	(99,171)
Financing activities	38,026
Decrease in cash and cash equivalents	(17,186)
Cash and cash equivalents, beginning of period	25,237
Cash and cash equivalents, end of period	$8,051

Operating Activities. At June 30, 2015, our gross real estate investment portfolio (before accumulated depreciation and amortization) consisted of $989.2 million invested primarily in owned long-term health care properties and mortgage loans of approximately $206.1 million (prior to deducting a $2.1 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 97 skilled nursing properties, 93 assisted living properties, 7 range of care properties, one school, five parcels of land under development and five parcels of land held-for-use. These properties are located in 29 states. Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

For the six months ended June 30, 2015, we recorded $4.5 million in straight-line rental income and a reserve of $44,000 on our straight-line rent receivable. During the six months ended June 30, 2015, we received $50.1 million of cash rental revenue and recorded amortization of lease inducement cost of $0.7 million. During the six months ended June 30, 2015, an existing master lease was amended to extend the term an additional three years and increase rent by 3%. At June 30, 2015, the straight-line rent receivable balance, net of reserves, on the balance sheet was $37.1 million.

We committed to provide, as part of an acquisition in 2014, two contingent payments totaling up to $4.0 million payable in increments of $2.0 million upon the property achieving a sustainable stipulated rent coverage ratio. These contingent payments were recorded at the date of the acquisition in the amount of $3.2 million which is the estimated fair value using a discounted cash flow analysis and we are accreting the contingent liability up to the estimated settlement amount as of the estimated payment dates. During the six months ended June 30, 2015, we recorded non‑cash interest expense of $0.1 million related to these contingent liabilities and the fair value of these contingent payments was $3.4 million at June 30, 2015.

Investing Activities.  For the six months ending June 30, 2015, our investing activities were as follows:

Real Estate Investments – Owned Properties.  During the six months ended June 30, 2015, we acquired the following investments (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs	Costs	Properties	Beds/Units
Skilled Nursing(1)	$13,946	$—	$13,946	1	106
Land(2)	11,011	78	11,089	—	—
Totals	$24,957	$78	$25,035	1	106

(1)

We purchased and equipped the property by exercising our purchase option under a $10,600 mortgage and construction loan. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054 lease inducement which will be amortized as a yield adjustment over the life of the lease term. See Real Estate Investments – Mortgage Loans below for further discussion of the loan agreement.

(2)

We acquired land and entered into three development commitments in an amount not to exceed $42,922, including the land purchases, for the development of a 66-unit MC property, a 108-unit IL property and an 89-unit combination AL and MC property. Additionally, we acquired land and existing improvements on a 56-unit MC property and entered a development commitment up to $12,182 to complete the development of the MC property.

We entered into an agreement to purchase a 10 property portfolio comprised of independent, assisted living and memory care properties totaling 891 units for an aggregate purchase price of $142.0 million. Nine of the properties to be acquired are located in Wisconsin and one is located in Illinois. Simultaneously upon closing, we will enter into a 15-year triple-net master lease agreement with a third party operator at an initial cash yield of 6.5%; escalating by 25 basis points upon each of the first and second anniversaries and annually thereafter by 2.75%. While execution on the transaction remains subject to certain contractual conditions, we anticipate a closing to occur during the third quarter of 2015 and would expect to fund the acquisition utilizing our revolving credit facility as well as proceeds derived from the issuance of senior unsecured notes under our recently expanded private shelf facility with Prudential Investment Management, Inc. (or Prudential).

During the six months ended June 30, 2015, we completed the development of a 60-unit memory care property in Colorado for an aggregate cost of $10.7 million, including purchase of land. Additionally, we funded, including the final funding on the 60-unit memory care property, $13.8 million on our completed and on-going development and improvement projects. The following table summarizes our on-going investment commitments as of June 30, 2015, and amounts funded exclusively under these projects (excludes capitalized interest, dollar amounts in thousands):

					Number	Number
	Investment	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding(3)	Funded	Commitment	Properties	Beds/Units
Skilled Nursing(1)	$6,000	$7	$7	$5,993	2	314
Assisted Living(2)	72,152	15,691	17,778	54,374	29	1,414
Totals	$78,152	$15,698	$17,785	$60,367	31	1,728

(1)	Includes two commitments for renovation projects.

(2)

Includes the development for an IL property for $14,500, three MC properties for a total commitment of $36,316 and one ALF/MC property for a total commitment of $16,536. Also, includes three commitments for renovation projects on 24 ALFs totaling $4,800.

(3)

Includes $11,011 from the acquisition of land and improvements, as previously discussed, and a reclass of a $316 pre-development loan which matured due to the acquisition of land and commencement of a development project. Excludes $9,384 of funding on completed development and improvement projects.

Real Estate Investments – Mortgage Loans.    During the six months ended June 30, 2015, we received $2.5 million plus accrued interest related to the payoff of two mortgage loans secured by a range of care property located in California and a skilled nursing property located in Texas. Additionally, we received $1.0 million in regularly scheduled principal payments.

During the six months ended June 30, 2015, we amended an existing mortgage loan secured by a 100-unit independent living property in Arizona to provide up to $0.5 million of additional proceeds for capital improvements. During the quarter ended June 30, 2015, we funded $0.2 million under this amended mortgage loan and have a remaining commitment of $0.3 million.

During 2013, we funded the initial amount of $124.4 million under a mortgage loan with a third‑party borrower secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provided for additional commitments of $12.0 million for capital improvements and up to $40.0 million of additional proceeds, for a total loan commitment of up to $176.4 million. During the quarter ended June 30, 2015, we funded the $40.0 million of additional proceeds. During the six months ended June 30, 2015, we funded $3.1 million under the $12.0 million capital improvement commitment with $5.5 million remaining as of June 30, 2015.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. During the six months ended June 30, 2015, we amended this mortgage loan to provide up to an additional $20.0 million in loan proceeds for the expansion of two properties securing the loan (increasing the total capital improvement commitment to $32.0 million and the total loan commitment to $196.4 million and agreed to convey, to the borrower, two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

Additionally, during the six months ended June 30, 2015, we originated an $11.0 million mortgage loan with the borrower, funding $9.5 million with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments for the initial three years. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory provisions.

The following table summarizes our additional loan commitments as of June 30, 2015, and amounts funded under these mortgage loans (dollar amounts in thousands):

	Additional				Number	Number
	Loan	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding	Funded	Commitment	Properties	Beds/Units
Skilled Nursing	$33,500	$3,117	$6,455	$27,045	16	2,215
Assisted Living	490	230	230	260	1	100
Totals	$33,990	$3,347	$6,685	$27,305	17	2,315

Investment in Unconsolidated Joint Ventures.  During the six months ended June 30, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20.1 million and have committed to contribute an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are not entitled to share in the JV’s earnings or losses. Rather, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be added to the balance of the preferred equity investment and will be repaid upon redemption. In addition, we have the option to purchase either the properties owned by the JV or 100% of the common membership interest in the JV, which is exercisable between the 37th month and the 54th month from the commencement of the JV. If we elect not to exercise our purchase option, we have the right to put our preferred equity interest to the common member after the 54th month for an amount equal to the unpaid preferred equity investment balance and accrued preferred return thereon. The common equity member has the right to call our preferred interest at any time for an amount equal to the preferred equity investment balance and accrued preferred return thereon that would be due for the first 36 months, less amounts paid to us prior to the redemption date. During the six months ended June 30, 2015, we recognized $0.9 million in income from our preferred equity investment in the JV.

Notes Receivable.  The following table summarizes our notes receivable activities for the six months ended June 30, 2015 (dollar amounts in thousands):

Advances under notes receivable	$1,254
Reclassed to real estate under development	(316)	(1)
Net increase in notes receivable	$938

(1)	Represents a pre-development loan which matured due to the acquisition of land and commencement of a development project.

At June 30, 2015, we had 9 loans and line of credit agreements with commitments totaling $3.3 million and a  weighted average interest rate of 10.4%. As of June 30, 2015, we funded $1.3 million under these commitments and we have a remaining commitment of $2.0 million.

Financing Activities. For the six months ended June 30, 2015, our financing activities were as follows:

Debt Obligations.  The following table sets forth information regarding debt obligations by component as of June 30, 2015 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank Borrowings(2)	1.67%	$80,500	$319,500
Senior Unsecured Notes(3)	4.80%	277,467	n.a.
Total	4.10%	$357,967

(1)	Represents weighted average of interest rate as of June 30, 2015.

(2)

Subsequent to June 30, 2015, we borrowed $24,000 under our Unsecured Credit Agreement. Accordingly, we have $104,500 outstanding under our Unsecured Credit Agreement with $295,500 remaining for borrowing.

(3)	Subsequent to June 30, 2015, we repaid $25,000 of scheduled principal payments under our Senior Unsecured Notes. Accordingly, we have $252,500 outstanding under our Senior Unsecured Notes.

During the six months ended June 30, 2015, we borrowed $82.0 million and repaid $1.5 million under our Unsecured Credit Agreement. At June 30, 2015, we were in compliance with all covenants. During the six months ended June 30, 2015, we paid $4.2 million in regular scheduled principal payments under our Senior Unsecured Notes.

During the six months ended June 30, 2015, we entered into a third amended and restated $200.0 million private shelf agreement with Prudential for a three-year term. The agreement provides for the possible issuance of up to an additional $102.0 million of senior unsecured fixed interest rate term notes. After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance. Subsequent to June 30, 2015, we locked rate under our Prudential shelf agreement on $100.0 million senior unsecured notes with an annual fixed rate of 4.5% and anticipate selling the notes to Prudential on or around August 31, 2015. These notes have periodic scheduled principal repayments with a 15-year final maturity.

Also, subsequent to June 30, 2015, we entered into a $100.0 million private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG) for a three-year term. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance.

Equity.  During the six months ended June 30, 2015, we acquired 4,609 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.  During the six months ended June 30, 2015, we declared and paid the following cash dividends (in thousands):

	Declared	Paid
Preferred Stock Series C	$1,636	$1,636
Common Stock(1)	36,247	36,247
Total	$37,883	$37,883

(1)	Represents $0.17 per share per month for the six months ended June 30, 2015.

In July 2015, we declared a monthly cash dividend of $0.17 per share on our common stock for the months of July, August and September, payable on July 31, August 31, and September 30, 2015, respectively, to stockholders of record on July 23, August 21, and September 22, 2015, respectively.

During the six months ended June 30, 2015, we adopted and our shareholders approved The 2015 Equity Participation Plan (or the 2015 Plan) which replaces The 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the six months ended June 30, 2015, no stock options or restricted stock were granted under this plan.

During the six months ended June 30, 2015, no stock options were granted under the 2008 Plan. Additionally, during the six months ended June 30, 2015, 3,333 stock options were exercised at a total option value of $79,000 and a total market value on the date of exercise of $0.1 million.

At June 30, 2015, we had 40,001 stock options outstanding of which 30,001 stock options are exercisable.  Compensation expense related to the vesting of stock options for the six months ended June 30, 2015, was $8,000. The following table summarizes our scheduled number of stock option vesting and remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	—	$7,000
2016	5,000	15,000
2017	5,000	3,000
	10,000	$25,000

During the six months ended June 30, 2015, we cancelled 640 shares of restricted common stock under the 2008 Plan. Additionally, during the six months ended June 30, 2015, we granted 92,150 shares of restricted common stock under the 2008 Plan as follows:

No. of Shares	Price per Share	Vesting Period
65,750	$44.45	ratably over 3 years
18,000	$42.30	ratably over 3 years
8,400	$42.30	June 2, 2016
92,150

Compensation expense recognized related to the vesting of restricted common stock for the six months ended June 30, 2015 was $2.1 million. At June 30, 2015, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	41,200	$1,919,000
2016	102,060	2,618,000
2017	57,367	1,416,000
2018	27,920	187,000
	228,547	$6,140,000

Available Shelf Registrations.  Our shelf registration statement provides us with the capacity to offer up to $800 million in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At June 30, 2015, we had availability of $775.1 million under our effective shelf registration which expires on July 19, 2016.

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

At June 30, 2015, we had $8.1 million of cash on hand, $319.5 million available under our unsecured revolving line of credit with the opportunity to increase the credit up to an additional $200.0 million and $102.0 million available under the private shelf agreement for our senior unsecured notes. Subsequent to June 30, 2015, we locked rate under our Prudential shelf agreement on $100.0 million senior unsecured notes with an annual fixed rate of 4.5% and anticipate selling the notes to Prudential on or around August 31, 2015. These notes have periodic scheduled principal repayments with a 15-year final maturity. Also, subsequent to June 30, 2015, we entered into a note purchase and private shelf agreement with AIG which provides for the possible issuance of up to an additional $100.0 million of senior unsecured fixed interest rate term notes. Also, we have $775.1 million available under our effective shelf registration to access the capital markets through the issuance of debt and/or equity securities. We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2015.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2015.  For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 5.  OTHER INFORMATION

On August 4, 2015, we entered into a $100.0 million note purchase and private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG) for a three-year term.  Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance. The amended shelf agreement also contains standard covenants including requirements to maintain financial ratios such as debt to asset value ratios.

The shelf agreement is filed as an exhibit to this Quarterly Report on Form 10-Q. The description herein of the shelf agreement is qualified in its entirety by reference to the exhibit filed hereto.

Item 6.  Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K filed September 14, 2012)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K filed on June 5, 2015)

10.1

Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Form 10-Q for the quarter ended March 31, 2015)

10.2	Fourth Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated August 4, 2015

10.3	First Amendment to Amended and Restated Credit Agreement dated as of August 4, 2015

10.4	Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated August 4, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 5, 2015	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)