Form 10-Q
period 2015-09-30
LTC PROPERTIES INC
filed 2015-11-02
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding on October 26, 2015 was 35,570,495.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2015

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Investments:
Land	$98,486	$80,024
Buildings and improvements	1,056,163	869,814
Accumulated depreciation and amortization	(244,361)	(223,315)
Real property investments, net	910,288	726,523
Mortgage loans receivable, net of loan loss reserve: 2015—$2,065; 2014—$1,673	204,476	165,656
Real estate investments, net	1,114,764	892,179
Investment in unconsolidated joint ventures	21,143	—
Investments, net	1,135,907	892,179

Other assets:
Cash and cash equivalents	11,729	25,237
Debt issue costs, net	3,289	3,782
Interest receivable	3,384	597
Straight-line rent receivable, net of allowance for doubtful accounts: 2015—$802; 2014—$731	39,641	32,651
Prepaid expenses and other assets	20,775	9,931
Notes receivable	2,190	1,442
Total assets	$1,216,915	$965,819
LIABILITIES
Bank borrowings	$165,500	$—
Senior unsecured notes	352,467	281,633
Accrued interest	2,554	3,556
Accrued incentives and earn-outs	13,323	3,258
Accrued expenses and other liabilities	21,865	17,251
Total liabilities	555,709	305,698
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2015—2,000; 2014—2,000	38,500	38,500
Common stock: $.01 par value; 60,000 shares authorized; shares issued and outstanding: 2015—35,570; 2014—35,480	356	355
Capital in excess of par value	720,221	717,396
Cumulative net income	910,374	855,247
Accumulated other comprehensive income	56	82
Cumulative distributions	(1,008,301)	(951,459)
Total equity	661,206	660,121
Total liabilities and equity	$1,216,915	$965,819

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$28,531	$25,098	$82,325	$75,375
Interest income from mortgage loans	6,117	4,213	15,777	12,445
Interest and other income	295	230	708	386
Total revenues	34,943	29,541	98,810	88,206
Expenses:
Interest expense	4,296	3,170	11,916	9,445
Depreciation and amortization	7,365	6,335	21,121	18,935
Provision for doubtful accounts	31	40	463	77
Acquisition costs	539	2	564	22
General and administrative expenses	3,739	2,872	11,162	8,468
Total expenses	15,970	12,419	45,226	36,947
Operating income	18,973	17,122	53,584	51,259
Income from unconsolidated joint ventures	674	—	1,543	—
Gain on sale of real estate, net	—	—	—	1,140
Net income	19,647	17,122	55,127	52,399
Income allocated to participating securities	(121)	(123)	(370)	(343)
Income allocated to preferred stockholders	(818)	(818)	(2,454)	(2,454)
Net income available to common stockholders	$18,708	$16,181	$52,303	$49,602

Earnings per common share:
Basic	$0.53	$0.47	$1.48	$1.43
Diluted	$0.52	$0.46	$1.47	$1.42

Weighted average shares used to calculate earnings per common share:
Basic	35,341	34,605	35,306	34,596
Diluted	37,352	36,629	37,319	36,620

Dividends declared and paid per common share	$0.51	$0.51	$1.53	$1.53

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$19,647	$17,122	$55,127	$52,399
Reclassification adjustment (Note 6)	(9)	(9)	(26)	(27)
Comprehensive income	$19,638	$17,113	$55,101	$52,372

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$55,127	$52,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,121	18,935
Stock-based compensation expense	3,093	2,326
Gain on sale of assets, net	—	(1,140)
Income from unconsolidated joint ventures	(1,543)	—
Distribution from unconsolidated joint ventures	289	—
Straight-line rental income	(7,060)	(1,921)
Amortization of lease inducement	1,163	—
Provision for doubtful accounts	463	77
Non-cash interest related to earn-out liabilities	205	—
Other non-cash items, net	670	1,151
(Increase) decrease in interest receivable	(2,787)	3
Decrease in accrued interest payable	(1,002)	(1,000)
Net change in other assets and liabilities	795	(1,545)
Net cash provided by operating activities	70,534	69,285
INVESTING ACTIVITIES:
Investment in real estate properties	(171,185)	(450)
Investment in real estate developments	(14,460)	(23,922)
Investment in real estate capital improvements	(6,192)	(12,178)
Capitalized interest	(481)	(1,216)
Proceeds from sale of real estate investments, net	—	7,707
Advances under mortgage loans receivable	(3,927)	(7,549)
Origination of real estate mortgages	(49,500)	—
Principal payments received on mortgage loans receivable	4,281	1,609
Investment in unconsolidated joint ventures	(20,143)	—
Advances under notes receivable	(1,464)	(664)
Principal payments received on notes receivable	—	112
Net cash used in investing activities	(263,071)	(36,551)
FINANCING ACTIVITIES:
Bank borrowings	267,000	28,500
Repayment of bank borrowings	(101,500)	(30,000)
Proceeds from issuance of senior unsecured notes	100,000	30,000
Principal payments on senior unsecured notes	(29,167)	(4,167)
Principal payments on bonds payable	—	(635)
Stock option exercises	79	277
Distributions paid to stockholders	(56,842)	(55,729)
Financing costs paid	(195)	(162)
Other	(346)	(7)
Net cash provided by (used in) financing activities	179,029	(31,923)
(Decrease) increase in cash and cash equivalents	(13,508)	811
Cash and cash equivalents, beginning of period	25,237	6,778
Cash and cash equivalents, end of period	$11,729	$7,589

Supplemental disclosure of cash flow information:
Interest paid	$12,230	$11,077
Non-cash investing and financing transactions:
Mortgage loan receivable applied against purchase price to acquire real estate (Note 2)	$10,600	$—
Reclassification of pre-development loans (Note 4)	$716	$—
Land conveyance applied to a mortgage and construction loan receivable (Note 2)	$670	$—

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company, its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for a full year.

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

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2015 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$573,693	49.7%	96	—	5,187	$110.60
Skilled Nursing	500,161	43.3%	69	8,513	—	$58.75
Range of Care	43,907	3.8%	7	634	274	$48.36
Under Development(2)	26,675	2.3%	—	—	—	—
Other(3)	10,213	0.9%	1	—	—	—
Totals	$1,154,649	100.0%	173	9,147	5,461

(1)	We own properties in 27 states that are leased to 30 different operators.

(2)	Represents six development projects consisting of four MC properties with a total of 254 units, a 108-unit independent living property and an 89-unit combination ALF and MC property.

(3)	Represents one school property and three parcels of land held-for-use.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions and Development. During the three months ended September 30, 2015, we completed the acquisition of a portfolio of 10 independent, assisted living and memory care properties totaling 891 units. Nine of the properties are located in Wisconsin and one is located in Illinois. The aggregate purchase price paid at closing was $142,000,000. Simultaneously upon closing, we entered into a 15-year triple‐net master lease agreement with an existing operator at an initial cash yield of 6.5% escalating by 25 basis points upon each of the first and second anniversaries and annually thereafter by 2.75%. The master lease agreement includes a commitment up to $10,000,000 to the lessee, upon the portfolio achieving a sustainable stipulated rent coverage ratio, and when funded, cash rent will increase by the amount funded multiplied by the lease rate in effect at the time.

Additionally, during the three months ended September 30, 2015, we acquired a newly constructed 60-unit memory care property located in Florida for $14,250,000 including a $2,000,000 working capital reserve which is recorded similarly to an earn‐out and valued using a discounted cash flow analysis. The estimated fair value of the working capital reserve was $1,847,000 which will be accreted up to the settlement amount as of the estimated payment date. Concurrently with the purchase, we entered into a lease agreement at an initial cash yield of 8.0% escalating annually by 2.5%. The lease agreement includes a commitment to the lessee that we will fund a contingent earn-out payment up to $300,000, upon the property achieving a sustainable stipulated rent coverage ratio. When the working capital reserve and earn-out payments are funded, cash rent will increase by the amounts funded multiplied by the lease rate in effect at the time.

During the third quarter of 2015, we purchased a parcel of land in California for $2,022,000 and entered into a development commitment to construct and equip a 66-unit memory care property. Our total commitment for the project is $12,606,000 including the land purchase. Simultaneously with the acquisition, we added this property to a master lease agreement with an existing operator at an initial cash yield of 9.0%. Also, we acquired a parcel of land in Oregon, which we previously leased pursuant to a ground lease. The purchase price was $500,000 and the ground lease was terminated as of the closing.

During the nine months ended September 30, 2015, we purchased and equipped a 106-bed skilled nursing property for a total of $13,946,000 by exercising our purchase option under a $10,600,000 mortgage and construction loan. Additionally, we purchased five parcels of land (including the acquired parcel of land in California and excluding the purchase of parcel of land in Oregon discussed above) to build and equip assisted living facilities totaling 385 units.

The following table summarizes our investments for the nine months ended September 30, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price(1)	Costs(2)	Costs	Properties	Beds/Units
Skilled Nursing(3)	$13,946	$—	$13,946	1	106
Assisted Living(4)	156,097	325	156,422	11	951
Land(5)	13,533	97	13,630	—	—
Totals	$183,576	$422	$183,998	12	1,057

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, transaction costs in the table above may differ from the acquisition costs line item in our consolidated statement of income as a result of transaction costs from prior year’s acquisitions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

(2)

We purchased the property by exercising our purchase option under a $10,600 mortgage and construction loan and equipped the property for $3,346. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054 lease inducement and will amortize as a yield adjustment over the life of the lease term. See Mortgage Loans below for further discussion of the loan agreement.

(3)

We acquired a newly constructed 60-unit MC property for $14,250 including a $2,000 working capital reserve which is recorded similarly to an earn-out and valued at $1,847 using a discounted cash flow analysis. As a result, our basis in the property was recorded at $14,132 which includes capitalized transaction costs. Additionally, we agreed to provide the lessee an earn-out up to $300 upon the property achieving a sustainable stipulated rent coverage ratio. When the working capital reserve and earn-out payments are funded, cash rent will increase by the amounts funded multiplied by the lease rate in effect at the time. We also acquired a portfolio comprised of 10 independent, assisted living and memory care properties for $142,000 and agreed to provide the lessee an earn-out up to $10,000, upon the portfolio achieving a sustainable stipulated rent coverage ratio, which will increase cash rent by the amount funded multiplied by the lease rate in effect at the time.

(4)

We acquired parcels of land and entered into four development commitments up to a total of $55,529, including the land purchases, for the development of two MC properties totaling 132 units, a 108-unit IL property and an 89-unit combination AL and MC property. Additionally, we acquired land and existing improvements on a 56-unit MC property and entered a development commitment up to a total of $12,182, including the land purchase, to complete the development of the MC property. Also, we purchased a parcel of land we previously leased pursuant to a ground lease.

Subsequent to September 30, 2015, we purchased a parcel of land in Illinois for $2,800,000 and entered into a development commitment up to $14,769,000 (including the land purchase) to construct a 66-unit memory care facility. Also, subsequent to September 30, 2015, we purchased a behavioral health care hospital in Nevada for $9,250,000.

During the nine months ended September 30, 2015, we funded $20,652,000 on our completed and on-going development and improvement projects, including the final funding on a 60-unit memory care property in Colorado for an aggregate cost of $10,703,000, including the land purchase. The following table summarizes our on-going investment commitments as of September 30, 2015, and amounts funded exclusively under these projects (excludes capitalized interest, dollar amounts in thousands):

		Total		Number	Number
	Investment	Commitment	Remaining	of	of
Type of Property	Commitment	Funded	Commitment	Properties	Beds/Units
Skilled Nursing(1)	$6,000	$17	$5,983	2	314
Assisted Living(2)	84,758	26,465	58,293	36	2,097
Totals	$90,758	$26,482	$64,276	38	2,411

(1)	Includes two commitments for renovation and expansion projects.

(2)

Includes the development of an IL property for $14,500, four MC properties for a total of $48,923 and one ALF/MC property for $16,535. Also, includes three commitments for renovation projects on 30 ALFs totaling $4,800.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Our construction in progress (or CIP) activity during the nine months ended September 30, 2015 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

	CIP				CIP
	Balance at		Capitalized	Conversions	Balance at
Type of Property	12/31/2014	Funded(1)	Interest	out of CIP	9/30/2015
Skilled nursing	$—	$414	$—	$(397)	$17
Assisted living	8,671	19,297	481	(9,871)	18,578
Total	$8,671	$19,711	$481	$(10,268)	$18,595

(1)

Excludes $7,972 of funding directly capitalized into building and includes the previously discussed acquisition of the existing improvements of a 56-unit MC property for $6,315 and pre-development loan reclass totaling $716.

During the nine months ended September 30, 2014, we sold two assisted living properties located in Florida and Georgia with a total of 133 units and one school property located in Minnesota for a combined sales price of $7,850,000, resulting in net sales proceeds of $7,707,000, and a net gain on sale of $1,140,000.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2015 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$192,810	93.4%	14	28	3,621	—	$53.25
Assisted Living	13,731	6.6%	3	8	—	270	$50.86
Totals	$206,541	100.0%	17	36	3,621	270

(1)	We have investments in properties located in 7 states that include mortgages to 10 different operators.

At September 30, 2015, the mortgage loans had interest rates ranging from 7.3% to 13.8% and maturities ranging from 2016 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. During the nine months ended September 30, 2015, we received $2,487,000 plus accrued interest related to the payoff of two mortgage loans secured by a range of care property located in California and a skilled nursing property located in Texas. During the nine months ended September 30, 2015 and 2014, we received $1,794,000 and $1,609,000, respectively, in regularly scheduled principal payments.

During the nine months ended September 30, 2015, we amended an existing mortgage loan secured by a 100-unit independent living property in Arizona to provide up to $490,000 of additional proceeds for capital improvements. Also, during the nine months ended September 30, 2015, we funded $230,000 under this amended mortgage loan and have a remaining commitment of $260,000.

During 2013, we funded the initial amount of $124,387,000 under a mortgage loan with a third‑party borrower secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provided for additional commitments of $12,000,000 for capital improvements and up to $40,000,000 of additional proceeds, for a total loan commitment of up to $176,387,000. During the nine

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

months ended September 30, 2015, we funded the $40,000,000 of additional proceeds. During the nine months ended September 30, 2015 and 2014, we funded $3,697,000 and $1,512,000, respectively, under the $12,000,000 capital improvement commitment with $4,965,000 remaining as of September 30, 2015.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. During the nine months ended September 30, 2015, we amended this mortgage loan to provide up to an additional $20,000,000 in loan proceeds for the expansion of two properties securing the loan (increasing the total capital improvement commitment to $32,000,000 and the total loan commitment to $196,387,000). As a result, our remaining commitment under the aggregate $32,000,000 capital improvement commitment was $24,965,000 at September 30, 2015. Also, we conveyed, to the borrower, two parcels of land held-for-use adjacent to these properties to facilitate the projects. The estimated fair value of these parcels of $670,000, based upon third-party appraisals, was added to the outstanding mortgage loan receivable. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

Additionally, during the nine months ended September 30, 2015, we originated an $11,000,000 mortgage loan with the same borrower, funding $9,500,000 with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is 30 years with interest-only payments for the initial three years. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory provisions.

Subsequent to September 30, 2015, we originated a $20,000,000, 30-year term mortgage loan, funding $9,500,000 at closing, with a commitment to fund $10,500,000.

The following table summarizes our additional loan commitments as of September 30, 2015, and amounts funded under these mortgage loans (dollar amounts in thousands):

	Additional				Number	Number
	Loan	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding	Funded	Commitment	Properties	Beds/Units
Skilled Nursing	$33,500	$3,697	$7,035	$26,465	16	2,215
Assisted Living	490	230	230	260	1	100
Totals	$33,990	$3,927	$7,265	$26,725	17	2,315

During the nine months ended September 30, 2014, we funded the remaining $3,010,000 balance on a $10,600,000 mortgage and construction loan to develop a new 106-bed skilled nursing property in Wisconsin to replace an old existing skilled nursing property. Upon completion of construction and relocation of the residents from the old property to the replacement property in 2014, the old property was sold and released as collateral. During the nine months ended September 30, 2015, we purchased and equipped the replacement property for a total of $13,946,000 by exercising our right under the agreement including applying amounts otherwise due to us under the underlying loan as a closing adjustment. See Owned Properties above for further discussion of the property purchase.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.Investment in Unconsolidated Joint Ventures

During the nine months ended September 30, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20,143,000 and have committed to provide an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are not entitled to share in the JV’s earnings or losses. Rather, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be added to the balance of the preferred equity investment up to the estimated economic outcome assuming liquidation of the JV. As of September 30, 2015, we have accrued up to the estimated economic outcome assuming liquidation of the JV and will continue to evaluate the estimated economic outcome quarterly. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be repaid upon redemption.

In addition, we have the option to purchase either the properties owned by the JV or 100% of the common membership interest in the JV, which is exercisable between April 2018 and September 2019. If we elect not to exercise our purchase option, we have the right to put our preferred equity interest to the common member after September 2019 for an amount equal to the unpaid preferred equity investment balance and accrued preferred return thereon. The common equity member has the right to call our preferred interest at any time for an amount equal to the preferred equity investment balance and accrued preferred return thereon that would be due for the first 36 months, less amounts paid to us prior to the redemption date.

The JV is intended to be self-financing, other than our preferred capital contributions, no direct support will be provided by us. As a result, we believe our maximum exposure to loss due to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered as a variable interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the three and nine months ended September 30, 2015, we recognized $674,000 and $1,544,000, respectively, in income from our preferred equity investment in the JV.  Additionally, during the nine months ended September 30, 2015, we received $289,000 from our preferred equity investment in the JV.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.Notes Receivable

Notes receivable consists of various loans and line of credit agreements. The following table summarizes our notes receivable activities for the nine months ended September 30, 2015 and 2014 as follows (dollar amounts in thousands):

	Nine months ended September 30,
	2015		2014
Advances under notes receivable	$1,464		$664
Principal payments received under notes receivable	—		(112)
Reclassed to real estate under development	(716)	(1)	—
Net increase in notes receivable	$748		$552

(1)	Represents two pre-development loans which matured due to land acquisitions and commencement of two development projects.

At September 30, 2015, we had 8 loans and line of credit agreements with on-going commitments totaling $2,650,000 and weighted average interest rate of 9.8%. As of September 30, 2015, we have a remaining commitment of $2,013,000.

5.Debt Obligations

The following table sets forth information regarding debt obligations by component as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

		At September 30, 2015		At December 31, 2014
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank Borrowings(2)	1.51%	$165,500	$234,500	$—	$400,000
Senior Unsecured Notes(3)	4.67%	352,467	n.a.	281,633	n.a.
Total	3.66%	$517,967		$281,633

(1)	Represents weighted average of interest rate as of September 30, 2015.

(2)

Subsequent to September 30, 2015, we exercised the $200,000 accordion feature of our $400,000 unsecured revolving line of credit increasing commitments under the credit facility to $600,000 and we borrowed $22,000 under our unsecured revolving line of credit. Accordingly, we have $187,500 outstanding under our unsecured revolving line of credit with $412,500 remaining for borrowing.

(3)

Subsequent to September 30, 2015, we locked rate on our AIG shelf agreement on $100,000 senior unsecured notes with a coupon of 4.26% and anticipates selling notes to AIG on or around November 20, 2015.

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $400,000,000 with the opportunity to increase the credit amount up to a total of $600,000,000. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2015, the facility provides for interest annually at LIBOR plus 125 basis points and an unused commitment fee of 30 basis points. During the nine months ended September 30, 2015 and 2014 we borrowed $267,000,000 and $28,500,000, respectively, under our Unsecured Credit Agreement. Additionally, during the nine months ended September 30, 2015 and 2014, we repaid $101,500,000 and

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

$30,000,000, respectively, under our Unsecured Credit Agreement. At September 30, 2015, we were in compliance with all covenants.

Subsequent to September 30, 2015, we exercised the $200,000,000 accordion feature of our $400,000,000 unsecured revolving line of credit. The exercise of this feature increases the commitments under our credit facility to $600,000,000 and does not impact any other terms or conditions within the credit facility including the term or covenant requirements of the agreement. Also, subsequent to September 30, 2015, we borrowed $22,000,000 under our unsecured revolving line of credit. Accordingly, we have $187,500,000 outstanding under our unsecured revolving line of credit with $412,500,000 remaining for borrowing.

Senior Unsecured Notes. During the nine months ended September 30, 2015 and 2014, we paid $29,167,000 and $4,167,000 in regular scheduled principal payments. In April 2015, we entered into a third amended and restated $200,000,000 private shelf agreement with Prudential for a three-year term. The agreement provides for the possible issuance of up to an additional $102,000,000 of senior unsecured fixed interest rate term notes. After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance. During the three months ended September 30, 2015, we sold $100,000,000 senior unsecured notes with an annual fixed rate of 4.5% under our Prudential shelf agreement. These notes have periodic scheduled principal repayments with a 15-year final maturity.

Also, during the three months ended September 30, 2015, we entered into a $100,000,000 note purchase and private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG) for a three-year term. Subsequent to September 30, 2015, we locked rate under our AIG shelf agreement on $100,000,000 senior unsecured notes with a coupon of 4.26% and anticipate selling notes to AIG on or around November 20, 2015. These notes have periodic scheduled principal repayments with a 13-year final maturity.

Bonds Payable. We had a multifamily tax-exempt revenue bond that was secured by five assisted living properties in Washington which was paid off during 2014. During the nine months ended September 30, 2014, we paid $635,000 in regularly scheduled principal payments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2014	$660,121
Net income	55,127
Vesting of stock option and restricted common stock	3,093
Stock option exercise	79
Reclassification adjustment	(26)
Preferred stock dividends	(2,454)
Common stock dividends	(54,388)
Other	(346)
Balance at September 30, 2015	$661,206

Preferred Stock. At September 30, 2015, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock is convertible into 2,000,000 shares of our common stock at $19.25 per share. Total shares reserved for issuance of common stock related to the conversion of Series C preferred stock were 2,000,000 shares at September 30, 2015.

Common Stock. During the three months ended September 30, 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the three month ended September 30, 2015, we did not sell shares of common stock under our equity distribution agreement. At September 30, 2015, we had $200,000,000 available under this agreement. Also, during the nine months ended September 30, 2015 and 2014, we acquired 4,609 shares and 200 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Available Shelf Registrations. Our shelf registration statement provides us with the capacity to offer up to $800,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units.  We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At September 30, 2015, we had availability of $575,100,000 under our effective shelf registration which expires on July 19, 2016.

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Declared	Paid	Declared	Paid
Preferred Stock Series C	$2,454	$2,454	$2,454	$2,454
Common Stock(1)	54,388	54,388	53,275	53,275
Total	$56,842	$56,842	$55,729	$55,729

(1)	Represents $0.17 per share per month for each of the nine months ended September 30, 2015 and 2014, respectively.

In October 2015, we increased our common stock monthly cash dividend approximately 5.9% from $0.17 per share to $0.18 per share and declared monthly cash dividends on our common stock for

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

the months of October, November and December, payable on October 30, November 30, and December 31, 2015, respectively, to stockholders of record on October 22, November 20, and December 23, 2015, respectively.

Accumulated Other Comprehensive Income. At September 30, 2015 and December 31, 2014, accumulated comprehensive income of $56,000 and $82,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool. This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During the nine months ended September 30, 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the nine months ended September 30, 2015, no stock options or restricted stock were granted under this plan.

During the nine months ended September 30, 2015, no stock options were granted under the 2008 Plan. In the comparable 2014 period, we granted 15,000 options under the 2008 Plan to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period from the grant date. The options exercised during the nine months ended September 30, 2015 and 2014 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2015	3,333	$23.79	$79,000	$140,000
2014	11,666	$23.79	$277,000	$455,000

(1)	As of the exercise dates.

At September 30, 2015, we had 40,001 stock options outstanding of which 30,001 stock options are exercisable. Compensation expense related to the vesting of stock options for the three and nine months ended September 30, 2015, was $3,000 and $11,000, respectively, compared to $4,000 and $9,000 for the same periods in 2014. The following table summarizes our scheduled number of stock option vesting and remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	—	$4,000
2016	5,000	15,000
2017	5,000	3,000
	10,000	$22,000

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the nine months ended September 30, 2015, we cancelled 640 shares of restricted stock under the 2008 Plan. During the nine months ended September 30, 2015 and 2014, we granted 92,150 and 87,500 shares of restricted common stock, respectively, under the 2008 Plan as follows:

		Price per
Year	No. of Shares	Share	Vesting Period
2015	65,750	$44.45	ratably over 3 years
	18,000	$42.30	ratably over 3 years
	8,400	$42.30	June 2, 2016
	92,150

2014	59,000	$36.81	ratably over 3 years
	3,000	$38.43	ratably over 3 years
	15,000	$40.05	ratably over 3 years
	10,500	$40.05	June 9, 2015
	87,500

Compensation expense recognized related to the vesting of restricted common stock for the three and nine months ended September 30, 2015 were $1,009,000 and $3,082,000, respectively, compared to $873,000 and $2,317,000 for the same period in 2014. At September 30, 2015, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	41,200	$910,000
2016	102,060	2,618,000
2017	57,367	1,416,000
2018	27,920	187,000
	228,547	$5,131,000

7.Commitments and Contingencies

As part of our acquisitions, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios, and when the contingent payments are funded cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. The contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the seller, the estimated fair value is capitalized to the properties’ basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease inducement included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During the three and nine months ended September 30, 2015, we recorded non‑cash interest expense of $96,000 and $205,000, respectively, related to these contingent liabilities and the fair value of our contingent payments was $13,323,000, at September 30, 2015.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At September 30, 2015, we had commitments as follows (in thousands):

	Investment		2015	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$90,758	(2)	$24,425	$26,482	$64,276
Earn-out liabilities	16,300		—	—	16,300
Lease incentives (1)	4,202		493	527	3,675
Mortgage loans (See Note 2)	33,990	(2)	3,927	7,265	26,725
Joint venture investments (See Note 3)	25,650		20,143	20,143	5,507
Notes receivable (See Note 4)	2,650	(3)	502	637	2,013
Totals	$173,550		$49,490	$55,054	$118,496

(1)

As part of our lease originations or amendments, we may provide lease incentive payments to or on behalf of our lessees.  These payments may either be one-time payments or commitments to fund at a future date, as presented above. Lease inducement payments are amortized as a yield adjustment over the term of the lease on a straight line basis.

(2)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand senior housing and long term care properties.

(3)	Represents loan and line of credit commitments.

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

8.Major Operators

We have three operators from each of which we derive approximately 10% of our combined rental revenue and interest income from mortgage loans. Additionally, we have one operator from which we would have derived over 10% of our combined rental revenue and interest income from mortgage loans if we had acquired the portfolio of 10 assisted living properties at the beginning of 2015. The following table sets forth information regarding our major operators as of September 30, 2015:

	Number of			Number of		Percentage of
	SNF	ALF	ROC	SNF	ALF	Total	Total
Operator	Properties	Properties	Properties	Beds	Units	revenue (1)	assets
Prestige (2)	16	—	2	2,215	211	14.9%	15.7%
Brookdale (3)	—	37	—	—	1,704	11.9%	6.6%
Senior Care (2)	9	—	—	1,190	—	9.4%	8.2%
Senior Lifestyle	—	27	—	—	1,631	7.9%	14.9%
Totals	25	64	2	3,405	3,546	44.1%	45.4%

(1)	Includes rental income and interest income from mortgage loans.

(2)	A privately held company.

(3)	A subsidiary of Brookdale Senior Living, Inc.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Brookdale Communities, Senior Care, Senior Lifestyle, or any of our lessees and borrowers

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$19,647	$17,122	$55,127	$52,399
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(117)	(123)	(366)	(343)
Income allocated to participating securities	(4)	—	(4)	—
Total net income allocated to participating securities	(121)	(123)	(370)	(343)
Less net income allocated to preferred stockholders:
Preferred stock dividends	(818)	(818)	(2,454)	(2,454)
Total net income allocated to preferred stockholders	(818)	(818)	(2,454)	(2,454)
Net income available to common stockholders	18,708	16,181	52,303	49,602
Effect of dilutive securities:
Convertible preferred securities	818	818	2,454	2,454
Total effect of dilutive securities	818	818	2,454	2,454
Net income for diluted net income per share	$19,526	$16,999	$54,757	$52,056

Shares for basic net income per share	35,341	34,605	35,306	34,596
Effect of dilutive securities:
Stock options	11	24	13	24
Convertible preferred securities	2,000	2,000	2,000	2,000
Total effect of dilutive securities	2,011	2,024	2,013	2,024
Shares for diluted net income per share	37,352	36,629	37,319	36,620

Basic net income per share	$0.53	$0.47	$1.48	$1.43
Diluted net income per share	$0.52	$0.46	$1.47	$1.42

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities.  The carrying value and fair value of our financial instruments as of September 30, 2015 and December 31, 2014 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2015			At December 31, 2014
	Carrying			Carrying
	Value	Fair Value		Value	Fair Value
Mortgage loans receivable	$204,476	$244,363	(1)	$165,656	$198,977	(1)
Bank borrowings	165,500	165,500	(2)	—	—	(2)
Senior unsecured notes	352,467	355,679	(3)	281,633	283,933	(3)
Contingent liabilities	13,323	13,323	(4)	3,258	3,258	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2015 and December 31, 2014 was 8.8% and 8.6%, respectively.

(2)

Our bank borrowings are at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at September 30, 2015 and December 31, 2014 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2015, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.25% for those maturing before year 2020 and 4.45% for those maturing beyond year 2020. At December 31, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2020 and 4.55% for those maturing beyond year 2020.

(4)

Our contingent liabilities are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At September 30, 2015 and December 31, 2014, the discount rate used to value our contingent liabilities was 5.9% and 6.2%, respectively.

11.Subsequent Events

Subsequent to September 30, 2015 the following events occurred.

Real Estate Investments: We purchased a parcel of land in Illinois for $2,800,000 and entered into a development commitment to construct a 66-unit memory care facility. The commitment totals $14,769,000, including the land purchase. Also, we purchased a behavioral health care hospital in Nevada for $9,250,000 and we originated a $20,000,000, 30-year term mortgage loan, funding $9,500,000 at closing, with a commitment to fund $10,500,000.

Debt Obligations: We locked rate under our AIG shelf agreement on $100,000,000 senior unsecured notes with a coupon of 4.26% and anticipate selling notes to AIG on or around November 20, 2015. Additionally, we exercised the $200,000,000 accordion feature of our $400,000,000 unsecured revolving line of credit increasing commitments under our credit facility to $600,000,000 and we borrowed $22,000,000 under our unsecured revolving line of credit. Accordingly, we have $187,500,000 outstanding under our unsecured revolving line of credit with $412,500,000 remaining for borrowing. See Note 5. Debt Obligations for further discussion.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Equity: We increased our common stock monthly cash dividend approximately 5.9% from $0.17 per share to $0.18 per share and declared monthly cash dividends on our common stock for the months of October, November and December, payable on October 30, November 30, and December 31, 2015, respectively, to stockholders of record on October 22, November 20, and December 23, 2015, respectively.

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

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and long-term health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and long-term health care properties managed by experienced operators. Our primary senior housing and long-term health care property types include skilled nursing properties (or SNF), assisted living properties (or ALF), independent living properties (or ILF), memory care properties (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care properties (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. As of September 30, 2015, senior housing and long-term health care properties comprised approximately 99% of our real estate investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of September 30, 2015 (dollar amounts in thousands):

			Nine Months Ended
		Percentage	September 30, 2015		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income	Income(1)	Revenues(2)	Properties(3)	Beds(3)	Units(3)
Skilled Nursing	$692,971	50.9%	$42,409	$14,835	58.4%	97	12,134	—
Assisted Living	587,424	43.1%	34,527	903	36.1%	104	—	5,457
Range of Care	43,907	3.2%	4,406	—	4.5%	7	634	274
Under Development(4)	26,675	2.0%	—	—	—%	—	—	—
Other(5)	10,213	0.8%	983	—	1.0%	1	—	—
Totals	$1,361,190	100.0%	$82,325	$15,738	100.0%	209	12,768	5,731

(1)	Represents interest income from mortgage loans excluding $39 of interest income from mortgage loans paid off during the nine months ended September 30, 2015.

(2)	Includes rental income and (1) above.

(3)	We have investments in 29 states leased or mortgaged to 36 different operators. See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents six development projects consisting of four MC properties with a total of 254 units, a 108-unit independent living property and an 89-unit combination ALF and MC property.

(5)	Represents one school property and three parcels of land held-for-use.

As of September 30, 2015 we had $1,114.8 million in carrying value of net real estate investments, consisting of $910.3 million or 81.7% invested in owned and leased properties and $204.5 million or 18.3% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2015, rental income and interest income from mortgage loans represented 83.3% and 16.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved. For the nine months ended September 30, 2015, we recorded $7.1 million in straight-line rental income and $71,000 of straight-line rent receivable reserve. During the nine months ended September 30, 2015, we received $76.4 million of cash rental revenue and recorded amortization of lease inducement cost of $1.2 million.  During the nine months ended September 30, 2015, an existing master lease was amended to extend the term an additional three years and increase rent by 3%. Additionally, during the nine months ended September 30, 2015, an operator exercised its first option to extend an existing lease with original maturity date at July 2016, for an additional 5 years, resulting in an annual increase of 2.5% in rent. At September 30, 2015, the straight-line rent receivable balance, net of reserves, on the balance sheet was $39.6 million.

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

At September 30, 2015, we had $11.7 million of cash on hand, $234.5 million available under our unsecured revolving line of credit, with the opportunity to increase the commitments up to an additional $200.0 million, and $100.0 million available under the private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG).  Subsequent to September 30, 2015, we exercised the $200.0 million accordion feature of our $400.0 million unsecured revolving line of credit increasing commitments under our credit facility to $600.0 million and we borrowed $22.0 million under our unsecured revolving line of credit. Accordingly, we have $412.5 million available under our unsecured revolving line of credit. Also, subsequent to September 30, 2015, we locked rate under our AIG shelf agreement on $100.0 million senior unsecured notes with a coupon of 4.26% and anticipate selling notes to AIG on or around November 20, 2015. At September 30, 2015, we also have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $575.1 million effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2015, CMS released its final skilled nursing facility prospective payment system update for fiscal year 2016, which began October 1, 2015. CMS projects that aggregate Medicare payments to skilled nursing facilities will increase by $430 million, or 1.2%, under the final rule. This increase reflects a 2.3% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.5 percentage point multifactor productivity adjustment.  On July 13, 2015, CMS released a proposed rule that would revise the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. The major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, binding arbitration agreements, infection control, residents’ rights, compliance and ethics programs, and several other areas. CMS estimates that the rule, if adopted as proposed, would impose an average cost of $46,491 per facility in the first year and $40,685 per facility in subsequent years, There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Congress periodically considers legislation revising Medicare policies, including legislation that could have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, encouraging home and community-based long term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

Key Transactions during the Quarter

During the three months ended September 30, 2015, we completed the acquisition of a portfolio of 10 independent, assisted living and memory care properties totaling 891 units. Nine of the properties are located in Wisconsin and one is located in Illinois. The aggregate purchase price paid at closing was $142.0 million. Simultaneously upon closing, we entered into a 15‐year triple‐net master lease agreement with an existing operator at an initial cash yield of 6.5% escalating by 25 basis points upon each of the first and second anniversaries and annually thereafter by 2.75%. The master lease agreement includes a commitment to the lessee that we will fund a contingent earn-out payment up to $10.0 million upon the portfolio achieving a sustainable stipulated rent coverage ratio and when the contingent payments are funded cash rent will increase by the amount funded multiplied by the lease rate in effect at the time.

Additionally, we acquired a newly constructed 60-unit memory care property located in Florida for $14.3 million including a $2.0 million working capital reserve which is recorded similarly to an earn‐out and valued using a discounted cash flow analysis. Concurrently with the purchase, we entered into lease agreement at an initial cash yield of 8.0% escalating annually by 2.5% %. The lease agreement also includes a commitment to the lessee that we will fund a $0.3 million contingent earn-out payment upon the property achieving a sustainable stipulated rent coverage ratio. When the working capital reserve and earn-out payments are funded, cash rent will increase by the amounts funded multiplied by the lease rate in effect at the time.

Also, during the quarter ended September 30, 2015, we purchased a parcel of land in California for $2.0 million and entered into a development commitment to construct and equip a 66‐unit memory care property. Our total commitment for the project is $12.6 million including the land purchase. Simultaneously with the acquisition, we added this property to an existing master lease agreement at an initial incremental cash yield of 9.0%. Furthermore, we acquired a parcel of land in Oregon for $0.5 million, which we had previously leased pursuant to a ground lease which was terminated as of the closing.

Subsequent to September 30, 2015, we purchased a parcel of land in Illinois for $2.8 million and entered into a development commitment to construct a 66-unit memory care facility. The commitment totals $14.8 million, including the land purchase. The property will be added to a master lease with an existing operator. Rent will commence at an initial annual rate of 9.0% upon completion of construction. Also, we purchased a behavioral health care hospital in Nevada comprised of 116 medical hospital beds and 2 skilled nursing beds for $9.3 million. The property was added to an existing master lease at an initial lease rate of 8.5%. Additionally, we committed up to $3.0 million for approved capital improvements. We also originated a $20.0 million, 30-year term mortgage loan, funding $9.5 million at closing, with a commitment to fund $5.5 million within 180 days. The $5.0 million remaining commitment is available for approved capital improvement projects. The loan is secured by two skilled nursing properties in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by

2.25%. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds, for additional loan proceeds of up to $8.0 million.

During the three months ended September 30, 2015, we paid $25.0 million in principal under our senior unsecured notes. Additionally, we sold $100.0 million aggregate principal amount of 4.5% senior unsecured notes due August 31, 2030 to affiliates, subsidiaries or managed accounts of Prudential Investment Management, Inc. Also, we entered into an agreement with AIG which provides for the possible issuance of up to $100.0 million of senior unsecured fixed interest rate term notes. Subsequent to September 30, 2015, we locked rate under our AIG shelf agreement on $100.0 million senior unsecured notes with a coupon of 4.26% and anticipate selling the notes on or about November 20, 2015.

Subsequent to September 30, 2015, we exercised the $200.0 million accordion feature of our $400.0 million unsecured revolving line of credit increasing commitments under our credit facility to $600.0 million and we borrowed $22.0 million under our unsecured revolving line of credit. Accordingly, we have $187.5 million outstanding under our unsecured revolving line of credit with $412.5 million remaining for borrowing.

During the three months ended September 30, 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the three month ended September 30, 2015, we did not sell shares of common stock under our equity distribution agreement. At September 30, 2015, we had $200.0 million available under this agreement.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14
Asset mix:
Real property	$1,154,649	$989,163	$983,585	$949,838	$966,012
Loans receivable	206,541	206,092	165,300	167,329	173,051
Investment mix:
Skilled nursing properties	$692,971	$692,135	$650,932	$633,052	$632,547
Assisted living properties(1)	587,424	430,926	430,027	424,940	449,340
Range of care properties	43,907	43,907	43,907	46,217	46,293
Under development(1)	26,675	17,404	13,136	2,075	—
Other(2)	10,213	10,883	10,883	10,883	10,883
Operator mix:
Senior Lifestyle Corporation(3)	$199,349	$57,349	$57,349	$24,300	$14,500
Prestige Healthcare(2)	194,725	194,145	152,885	141,527	139,702
Brookdale Communities	126,991	126,991	126,991	123,984	123,229
Senior Care Centers, LLC	115,039	115,039	115,039	115,039	114,539
Juniper Communities, LLC	86,767	87,082	87,088	87,088	87,088
Remaining operators	638,319	614,649	609,533	625,229	660,005
Geographic mix:
Texas	$248,186	$247,168	$246,756	$239,539	$239,926
Michigan	182,535	181,955	140,696	129,338	127,513
Wisconsin(3)	125,680	13,946	13,946	10,600	10,600
Colorado	114,924	114,924	114,701	109,859	94,598
Ohio	98,647	98,647	98,647	98,647	98,647
Remaining states	591,218	538,615	534,139	529,184	567,779

(1)

During the nine months ended September 30, 2015, we completed the construction of a 60-unit memory care property. Accordingly, this property was reclassified from “Under development” to “Assisted living property” for all periods presented.

(2)

We have one school property and three parcels of land as of September 30, 2015. The parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige. During the nine months ended September 30, 2015, we conveyed to Prestige two parcels of land adjacent to two of the 15 properties secured under a mortgage loan and committed to provide additional loan proceeds for the expansion those two properties.

(3)

During the three months ended September 30, 2015 we completed the acquisition of a 10-property senior housing portfolio comprised of independent, assisted living and memory care properties for an aggregate purchase price of $142,000. Nine of the properties are located in Wisconsin and one is located in Illinois. Simultaneously upon closing, we entered into a master lease agreement with Senior Lifestyle Corporation. Accordingly, the properties operated by “Senior Lifestyle Corporation” were reclassified from “Remaining Operators” for all periods presented. Also, our “Wisconsin” properties were reclassified from “Remaining states” for all periods presented.

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

Balance Sheet Metrics

	YTD		Quarter Ended
	9/30/15		9/30/15			6/30/15			3/31/15			12/31/14			9/30/14
Debt to gross asset value	35.4%		35.4%		(1)	27.9%		(1)	25.6%		(1)	23.7%		(7)	25.4%
Debt & preferred stock to gross asset value	38.0%		38.0%		(1)	30.9%		(1)	28.7%		(1)	26.9%		(7)	28.7%
Debt to market capitalization ratio	25.0%		25.0%		(2)	19.1%		(4)	15.8%		(5)	15.2%		(8)	18.6%
Debt & preferred stock to market capitalization ratio	26.8%		26.8%		(2)	21.1%		(4)	17.7%		(5)	17.3%		(8)	21.0%
Interest coverage ratio(10)	7.1	x	7.0	x	(3)	7.2	x		7.2	x	(6)	6.9	x	(9)	7.3	x
Fixed charge coverage ratio(10)	5.9	x	5.9	x	(3)	6.0	x		5.9	x	(6)	5.7	x	(9)	6.0	x

(1)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)	Increased primarily due to the increase in outstanding debt partially offset by increase in market capitalization.

(3)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes.

(4)	Increased primarily due to decrease in market capitalization and increase in outstanding debt.

(5)	Increase primarily due to increase in outstanding debt.

(6)	Increased primarily due to revenue from the new investment in an unconsolidated joint venture and higher effective interest income from the forfeiture of a mortgage loan prepayment option.

(7)

Decrease primarily due to debt pay down from proceeds from the sale of 16 properties to Enlivant and proceeds from the sale of 600,000 shares of common stock in a registered direct placement partially offset by a decrease in gross asset value related to the sale of properties.

(8)

Decrease primarily due to the decrease in outstanding debt and the increase in market capitalization resulting from the sale of 600,000 shares of common stock in a registered direct placement and increase in stock price.

(9)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes and increased availability under our expanded unsecured revolving line of credit.

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

	Year to Date		Quarter Ended
	9/30/15		9/30/15		6/30/15		3/31/15		12/31/14		9/30/14
Net income	$55,127		$19,647		$17,928		$17,552		$21,000		$17,122
Less: Gain on sale	—		—		—		—		(3,819)		—
Add: Interest expense	11,916		4,296		3,854		3,766		3,683		3,170
Add: Depreciation and amortization	21,121		7,365		6,977		6,779		6,594		6,335
Total adjusted EBITDA	$88,164		$31,308		$28,759		$28,097		$27,458		$26,627

Interest expense	$11,916		$4,296		$3,854		$3,766		$3,683		$3,170
Add: Capitalized interest	481		184		150		147		290		474
Interest incurred	$12,397		$4,480		$4,004		$3,913		$3,973		$3,644

Interest coverage ratio	7.1	x	7.0	x	7.2	x	7.2	x	6.9	x	7.3	x

Interest incurred	$12,397		$4,480		$4,004		$3,913		$3,973		$3,644
Preferred stock dividends	2,454		818		818		818		819		818
Total fixed charges	$14,851		$5,298		$4,822		$4,731		$4,792		$4,462

Fixed charge coverage ratio	5.9	x	5.9	x	6.0	x	5.9	x	5.7	x	6.0	x

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

Operating Results

Three months ended September 30, 2015 compared to three months ended September 30, 2014 (amounts in thousands)

	Three Months Ended
	September 30,
	2015	2014	Difference
Revenues:
Rental income	$28,531	$25,098	$3,433	(1)
Interest income from mortgage loans	6,117	4,213	1,904	(2)
Interest and other income	295	230	65	(3)
Total revenues	34,943	29,541	5,402

Expenses:
Interest expense	4,296	3,170	(1,126)	(4)
Depreciation and amortization	7,365	6,335	(1,030)	(1)
Provision for doubtful accounts	31	40	9
Acquisition costs	539	2	(537)	(5)
General and administrative expenses	3,739	2,872	(867)	(6)
Total expenses	15,970	12,419	(3,551)

Operating income	18,973	17,122	1,851
Income from unconsolidated joint ventures	674	—	674	(7)
Gain on sale of real estate, net	—	—	—
Net income	19,647	17,122	2,525
Income allocated to participating securities	(121)	(123)	2
Income allocated to preferred stockholders	(818)	(818)	—
Net income available to common stockholders	$18,708	$16,181	$2,527

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)

Increased primarily due to increase in effective interest income from a mortgage loan resulting from the borrower’s forfeiture of its prepayment option, a mortgage origination and additional funding for capital improvement commitments under certain mortgage loans partially offset by normal amortization of existing mortgage loans.

(3)	Increased primarily due to additional funding under our notes receivable.

(4)	Increased primarily due to the sale of senior unsecured notes, increased borrowing under our unsecured revolving line of credit and decrease in capitalized interest related to development projects.

(5)	Increased primarily due to costs associated with the acquisition of the 10-property senior housing portfolio.

(6)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(7)	Represents our preferred return from our investment in an unconsolidated joint venture entered into during the first quarter of 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 (amounts in thousands)

	Nine Months Ended
	September 30,
	2015	2014		Difference
Revenues:
Rental income	$82,325	$75,375		$6,950	(1)
Interest income from mortgage loans	15,777	12,445		3,332	(2)
Interest and other income	708	386		322	(3)
Total revenues	98,810	88,206		10,604

Expenses:
Interest expense	11,916	9,445		(2,471)	(4)
Depreciation and amortization	21,121	18,935		(2,186)	(1)
Provision for doubtful accounts	463	77		(386)	(5)
Acquisition costs	564	22		(542)	(6)
General and administrative expenses	11,162	8,468		(2,694)	(7)
Total expenses	45,226	36,947		(8,279)

Operating income	53,584	51,259		2,325
Income from unconsolidated joint ventures	1,543	—		1,543	(8)
Gain on sale of real estate, net	—	1,140		(1,140)	(9)
Net income	55,127	52,399		2,728
Income allocated to participating securities	(370)	(343)	(7)	(27)
Income allocated to preferred stockholders	(2,454)	(2,454)	(8)	—
Net income available to common stockholders	$52,303	$49,602		$2,701

(1)	Increased due to acquisitions, development and capital improvement investments.

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

(6)	Increased primarily due to costs associated with the acquisition of the 10-property senior housing portfolio.

(7)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(8)	Represents our preferred return from our investment in an unconsolidated joint venture entered into during the first quarter of 2015.

(9)	Represents the net gain on sale of two assisted living properties and a school.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP net income available to common stockholders	$18,708	$16,181	$52,203	$49,602
Add: Depreciation and amortization	7,365	6,335	21,121	18,935
Less: Gain on sale of real estate, net	—	—	—	(1,140)
NAREIT FFO available to common stockholders	$26,073	$22,516	$73,324	$67,397
NAREIT FFO available to common stockholders per share:
Basic	$0.74	$0.65	$2.08	$1.95
Diluted(1)	$0.72	$0.64	$2.03	$1.91
Weighted average shares used to calculate NAREIT FFO per share:
Basic	35,341	34,605	35,306	34,596
Diluted(2)	37,581	36,869	37,558	36,841

(1)	Diluted FFO available to common stockholders per share includes the effect of the participating securities and the convertible preferred securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Liquidity and Capital Resources

Our primary sources of cash include rent and interest receipts, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of

Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the nine months ended September 30, 2015 (in thousands):

Cash provided by (used in):
Operating activities	$70,534
Investing activities	(263,071)
Financing activities	179,029
Decrease in cash and cash equivalents	(13,508)
Cash and cash equivalents, beginning of period	25,237
Cash and cash equivalents, end of period	$11,729

Operating Activities. At September 30, 2015, our gross real estate investment portfolio (before accumulated depreciation and amortization) consisted of $1,154.6 million invested primarily in owned long-term health care properties and mortgage loans of approximately $206.5 million (prior to deducting a $2.1 million reserve). Our portfolio consists of direct investments (properties that we either own or on which we hold promissory notes secured by first mortgages) in 97 skilled nursing properties, 104 assisted living properties, 7 range of care properties, one school, six parcels of land under development and three parcels of land held-for-use. These properties are located in 29 states. Assisted living properties, independent living properties, memory care properties and combinations thereof are included in the assisted living property type. Range of care properties consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

For the nine months ended September 30, 2015, we recorded $7.1 million in straight-line rental income and a reserve of $70,000 on our straight-line rent receivable. During the nine months ended September 30, 2015, we received $76.4 million of cash rental revenue and recorded amortization of lease inducement cost of $1.2 million. During the nine months ended September 30, 2015, an existing master lease was amended to extend the term an additional three years and increase rent by 3%. Additionally, during the nine months ended September 30, 2015, an operator exercised its first option to extend an existing lease with original maturity date at July 2016, for an additional 5 years, resulting in an annual increase of 2.5% in rent. At September 30, 2015, the straight-line rent receivable balance, net of reserves, on the balance sheet was $39.6 million.

As part of our acquisitions, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios, and when the contingent payments are funded cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. The contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the seller, the estimated fair value is capitalized to the properties’ basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease inducement included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. During the nine months ended September 30, 2015, we recorded non‑cash interest expense of $0.2 million related to our contingent liabilities and the fair value of our contingent payments was $13.3 million at September 30, 2015.

Investing Activities. For the nine months ended September 30, 2015, our investing activities were as follows:

Real Estate Investments – Owned Properties. For the nine months ended September 31, 2015, the aggregate purchase price of the acquired properties was $183.7 million which is an increase of $183.2 million compared to the same period in 2014. The following table summarizes our acquisitions during the nine months ended September 30, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price(1)	Costs(2)	Costs	Properties	Beds/Units
Skilled Nursing(3)	$13,946	$—	$13,946	1	106
Assisted Living(4)	156,097	325	156,422	11	951
Land(5)	13,533	97	13,630	—	—
Totals	$183,576	$422	$183,998	12	1,057

(1)

As part of our acquisitions, we may commit to provide contingent payments to our sellers or lessees, upon properties achieving certain rent coverage ratios, and when the contingent payments are funded cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. The contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the seller, the estimated fair value is capitalized to the properties’ basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease inducement included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease.

(2)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, transaction costs in the table above may differ from the acquisition costs line item in our consolidated statement of income as a result of transaction costs from prior year’s acquisitions.

(3)

We purchased the property by exercising our purchase option under a $10,600 mortgage and construction loan and equipped the property for $3,346. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054 lease inducement and will amortize as a yield adjustment over the life of the lease term. See Mortgage Loans below for further discussion of the loan agreement.

(4)

We acquired a newly constructed 60-unit MC property for $14,250 including a $2,000 working capital reserve which is recorded similarly to an earn-out and valued at $1,847 using a discounted cash flow analysis. As a result, our basis in the property was recorded at $14,132 which includes capitalized transaction costs. Additionally, we agreed to provide the lessee an earn-out up to $300 upon the property achieving a sustainable stipulated rent coverage ratio. Upon funding of the working capital reserve and earn-out payments, cash rent will increase by the amounts funded multiplied by the lease rate in effect at the time. We also acquired a portfolio comprised of 10 independent, assisted living and memory care properties for $142,000 and agreed to provide the lessee an earn-out up to $10,000, upon the portfolio achieving a sustainable stipulated rent coverage ratio, which will increase cash rent by the amount funded multiplied by the lease rate in effect at the time.

(5)

We acquired parcels of land and entered into four development commitments up to a total of $55,529, including the land purchases, for the development of two MC properties totaling 132 units, a 108-unit IL property and an 89-unit combination AL and MC property. Additionally, we acquired land and existing improvements on a 56-unit MC property and entered a development commitment up to a total of $12,182, including the land purchase, to complete the development of the MC property. Also, we purchased a parcel of land we previously leased pursuant to a ground lease.

Subsequent to September 30, 2015, we purchased a parcel of land in Illinois for $2.8 million and entered into a development commitment to construct a 66-unit memory care facility. The commitment totals $14.8 million, including the land purchase. The property will be added to a master lease with an existing operator. Rent will commence at an initial annual rate of 9.0% upon completion of construction. Also, we purchased a behavioral health care hospital in Nevada comprised of 116 medical hospital beds and 2 skilled nursing beds for $9.3 million. The property was added to an existing master lease at an initial lease rate of 8.5%. Additionally, we committed up to $3.0 million for approved capital improvements.

During the nine months ended September 30, 2015, we funded $20.7 million on our completed and on-going development and improvement projects, including the final funding on a 60-unit memory care property in Colorado for an aggregate cost of $10.7 million, including the land purchase. The following table summarizes our on-going investment commitments as of September 30, 2015, and amounts funded exclusively under these projects (excludes capitalized interest, dollar amounts in thousands):

		Total		Number	Number
	Investment	Commitment	Remaining	of	of
Type of Property	Commitment	Funded	Commitment	Properties	Beds/Units
Skilled Nursing(1)	$6,000	$17	$5,983	2	314
Assisted Living(2)	84,758	26,465	58,293	36	2,097
Totals	$90,758	$26,482	$64,276	38	2,411

(1)	Includes two commitments for renovation projects.

(2)

Includes the development of an IL property for $14,500, four MC properties for a total of $48,923 and one ALF/MC property for $16,536. Also, includes three commitments for renovation projects on 30 ALFs totaling $4,800.

Real Estate Investments – Mortgage Loans. During the nine months ended September 30, 2015, we received $2.5 million plus accrued interest related to the payoff of two mortgage loans secured by a range of care property located in California and a skilled nursing property located in Texas. Additionally, we received $1.8 million in regularly scheduled principal payments.

During the nine months ended September 30, 2015, we amended an existing mortgage loan secured by a 100-unit independent living property in Arizona to provide up to $0.5 million of additional proceeds for capital improvements. During the quarter ended September 30, 2015, we funded $0.2 million under this amended mortgage loan and have a remaining commitment of $0.3 million.

During 2013, we funded the initial amount of $124.4 million under a mortgage loan with a third‑party borrower secured by 15 skilled nursing properties with a total of 2,058 beds in Michigan. The loan agreement provided for additional commitments of $12.0 million for capital improvements and up to $40.0 million of additional proceeds, for a total loan commitment of up to $176.4 million. During the nine months ended September 30, 2015, we funded the $40.0 million of additional proceeds and $3.7 million under the $12.0 million capital improvement commitment with $5.0 million remaining as of September 30, 2015.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. During the nine months ended September 30, 2015, we amended this mortgage loan to provide up to an additional $20.0 million in loan proceeds for the expansion of two properties securing the loan (increasing the total capital improvement commitment to $32.0 million and the total loan commitment to $196.4 million). As a result, our remaining commitment under the aggregate $32.0 million capital improvement commitment was $25.0 million. Also, we conveyed, to the borrower, two parcels of land held-for-use adjacent to these properties to facilitate the projects. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

Additionally, during the nine months ended September 30, 2015, we originated an $11.0 million mortgage loan with the same borrower, funding $9.5 million with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing property in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The term is

30 years with interest-only payments for the initial three years. Additionally, we have the option to purchase the property under certain circumstances, including a change in regulatory provisions.

Subsequent to September 30, 2015, we originated a $20.0 million, 30-year term mortgage loan, funding $9.5 million at closing, with a commitment to fund $5.5 million within 180 days. The $5.0 million remaining commitment is available for approved capital improvement projects. The loan is secured by two skilled nursing properties in Michigan and bears interest at 9.41% for five years, escalating annually thereafter by 2.25%. The loan agreement also provides, under certain conditions and based on certain operating metrics and valuation thresholds, for additional loan proceeds of up to $8.0 million.

The following table summarizes our additional loan commitments as of September 30, 2015, and amounts funded under these mortgage loans (dollar amounts in thousands):

	Additional				Number	Number
	Loan	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding	Funded	Commitment	Properties	Beds/Units
Skilled Nursing	$33,500	$3,697	$7,035	$26,465	16	2,215
Assisted Living	490	230	230	260	1	100
Totals	$33,990	$3,927	$7,265	$26,725	17	2,315

Investment in Unconsolidated Joint Ventures. During the nine months ended September 30, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20.1 million and have committed to provide an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are not entitled to share in the JV’s earnings or losses. Rather, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be added to the balance of the preferred equity investment up to estimated economic outcome assuming liquidation of the JV. As of September 30, 2015, we have accrued up to the estimated economic outcome assuming liquidation of the JV and will continue to evaluate the estimated economic outcome quarterly. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption.

In addition, we have the option to purchase either the properties owned by the JV or 100% of the common membership interest in the JV, which is exercisable between April 2018 and September 2019. If we elect not to exercise our purchase option, we have the right to put our preferred equity interest to the common member after September 2019 for an amount equal to the unpaid preferred equity investment balance and accrued preferred return thereon. The common equity member has the right to call our preferred interest at any time for an amount equal to the preferred equity investment balance and accrued preferred return thereon that would be due for the first 36 months, less amounts paid to us prior to the redemption date. During the nine months ended September 30, 2015, we recognized $1.5 million in income and received $0.3 million from our preferred equity investment in the JV.

Notes Receivable. The following table summarizes our notes receivable activities for the nine months ended September 30, 2015 (dollar amounts in thousands):

Advances under notes receivable	$1,464
Reclassed to real estate under development	(716)	(1)
Net increase in notes receivable	$748

(1)	Represents a pre-development loan which matured due to the acquisition of land and commencement of a development project.

At September 30, 2015, we had 8 loans and line of credit agreements with commitments totaling $2.7 million and a weighted average interest rate of 9.8%. As of September 30, 2015, we funded $1.5 million under these commitments and we have a remaining commitment of $2.0 million.

Financing Activities. For the nine months ended September 30, 2015, our financing activities were as follows:

Debt Obligations. The following table sets forth information regarding debt obligations by component as of September 30, 2015 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank Borrowings(2)	1.51%	$165,500	$234,500
Senior Unsecured Notes(3)	4.67%	352,467	n.a.
Total	3.66%	$517,967

(1)	Represents weighted average of interest rate as of September 30, 2015.

(2)

Subsequent to September 30, 2015, we exercised the $200,000 accordion feature of our $400,000 unsecured revolving line of credit increasing commitments under the credit facility to $600,000 and we borrowed $22,000 under our unsecured revolving line of credit. Accordingly, we have $187,500 outstanding under our unsecured revolving line of credit with $412,500 remaining for borrowing.

(3)	Subsequent to September 30, 2015, we locked rate under our AIG shelf agreement on $100,000 senior unsecured notes with a coupon of 4.26% and anticipate selling the notes on or about November 20, 2015.

During the nine months ended September 30, 2015, we borrowed $267.0 million and repaid $101.5 million under our Unsecured Credit Agreement. At September 30, 2015, we were in compliance with all covenants. During the nine months ended September 30, 2015, we paid $29.2 million in regular scheduled principal payments under our Senior Unsecured Notes. Subsequent to September 30, 2015, we exercised the $200.0 million accordion feature of our $400.0 million unsecured revolving line of credit. The exercise of this feature increases commitments under our credit facility to $600.0 million and does not impact any other terms or conditions within the credit facility including the term or covenant requirements of the agreement. Also, subsequent to September 30, 2015, we borrowed $22.0 million under our unsecured revolving line of credit. Accordingly, we have $187.5 million outstanding under our unsecured revolving line of credit with $412.5 million remaining for borrowing.

During the nine months ended September 30, 2015, we entered into a third amended and restated $200.0 million private shelf agreement with Prudential Investment Management, Inc. (or Prudential) for a three-year term. The agreement provides for the possible issuance of up to an additional $102.0 million of senior unsecured fixed interest rate term notes. After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance. During the nine months ended September 30, 2015, we sold $100.0 million senior unsecured notes with an annual fixed rate of 4.5% under our Prudential shelf agreement. These notes have periodic scheduled principal repayments with a 15-year final maturity.

Also, during the nine months ended September 30, 2015, we entered into a $100.0 million private shelf agreement with AIG for a three-year term. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance. Subsequent to September 30, 2015, we locked rate under our AIG shelf agreement on $100.0 million senior unsecured notes with a coupon of 4.26% and anticipate selling the notes on or about November 20, 2015. These notes have periodic scheduled principal repayments with a 13-year final maturity.

Equity. During the nine months ended September 30, 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the nine month ended September 30, 2015, we did not sell shares of common stock under our equity distribution agreement. Additionally, we acquired 4,609 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. During the nine months ended September 30, 2015, we declared and paid the following cash dividends (in thousands):

	Declared	Paid
Preferred Stock Series C	$2,454	$2,454
Common Stock(1)	54,388	54,388
Total	$56,842	$56,842

(1)	Represents $0.17 per share per month for the nine months ended September 30, 2015.

In October 2015, we increased our monthly cash dividend on our common stock approximately 5.9% from $0.17 per share to $0.18 per share for the fourth quarter of 2015 and declared a monthly cash dividend on our common stock for the months of October, November and December, payable on October 30, November 30, and December 31, 2015, respectively, to stockholders of record on October 22, November 20, and December 23, 2015, respectively.

During the nine months ended September 30, 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the nine months ended September 30, 2015, no stock options or restricted stock were granted under this plan.

During the nine months ended September 30, 2015, no stock options were granted under the 2008 Plan. Additionally, 3,333 stock options were exercised at a total option value of $79,000 and a total market value on the date of exercise of $0.1 million.

At September 30, 2015, we had 40,001 stock options outstanding of which 30,001 stock options are exercisable. Compensation expense related to the vesting of stock options for the nine months ended September 30, 2015, was $11,000. The following table summarizes our scheduled number of stock option vesting and remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	—	$4,000
2016	5,000	15,000
2017	5,000	3,000
	10,000	$22,000

During the nine months ended September 30, 2015, we cancelled 640 shares of restricted common stock under the 2008 Plan. Additionally, during the nine months ended September 30, 2015, we granted 92,150 shares of restricted common stock under the 2008 Plan as follows:

	Price per
No. of Shares	Share	Vesting Period
65,750	$44.45	ratably over 3 years
18,000	$42.30	ratably over 3 years
8,400	$42.30	June 2, 2016
92,150

Compensation expense recognized related to the vesting of restricted common stock for the nine months ended September 30, 2015 was $3.1 million. At September 30, 2015, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2015	41,200	$910,000
2016	102,060	2,618,000
2017	57,367	1,416,000
2018	27,920	187,000
	228,547	$5,131,000

Available Shelf Registrations. Our shelf registration statement provides us with the capacity to offer up to $800 million in common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under this current shelf registration in amounts, at prices, and on terms to be announced when and if the securities are offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. At September 30, 2015, we had availability of $575.1 million under our effective shelf registration which expires on July 19, 2016.

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

At September 30, 2015, we had $11.7 million of cash on hand, $234.5 million available under our unsecured revolving line of credit, with the opportunity to increase the commitments up to an additional $200.0 million, and $100.0 million available under the private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG). Subsequent to September 30, 2015, we exercised the $200.0 million accordion feature of our $400.0 million unsecured revolving line of credit increasing commitments under our credit facility to $600.0 million and we borrowed $22.0 million under our unsecured revolving line of credit. Accordingly, we have $412.5 million available under our unsecured revolving line of credit. Also, subsequent to September 30, 2015, we locked rate under our AIG shelf agreement on $100.0 million senior unsecured notes with a coupon of 4.26% and anticipate selling notes to AIG on or around November 20, 2015. At September 30, 2015, we also have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Amended Equity Distribution Agreement and through the issuance of debt and/or equity securities under our $575.1 million effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations, provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2015 and 2016.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2015. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

10.1

Fourth Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated August 4, 2015 (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2015)

10.2	First Amendment to Amended and Restated Credit Agreement dated as of August 4, 2015 (incorporated by reference to Exhibit 10.3 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2015)

10.3

Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to LTC Properties Inc.’s Form 10-Q for the quarter ended June 30, 2015)

10.4

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8-K filed August 5, 2015)

10.5

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.’s Current Report on Form 8-K filed August 5, 2015)

10.6

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8-K filed on August 5, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 2, 2015	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)