Form 10-K
period 2015-12-31
LTC PROPERTIES INC
filed 2016-02-22
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the Registrant was approximately $1,450,826,000 as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 16, 2016 was 37,517,629.

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

LTC Properties, Inc

PART I

Item 1.  BUSINESS

General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in senior housing and health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and health care properties managed by experienced operators. Our primary senior housing and health care property types include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

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

Portfolio

Our real estate investment in senior housing and health care properties is managed and conducted as a single operating segment for internal reporting and for internal decision‑making purposes. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Range of care communities (or ROC) property type consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Other properties (or Other) property type consists of a school, land held-for-use and a behavioral health care hospital. In addition to the information below, see Item 2. Properties for more information about our portfolio.

The following table summarizes our real estate investment portfolio as of December 31, 2015 (dollar amounts in thousands):

			Twelve Months Ended
			December 31, 2015		Percentage		Number of
	Gross	Percentage of	Rental	Interest	of	Number of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$726,865	51.2%	$56,724	$20,777	57.5%	100	12,549	—
Assisted Living	585,330	41.3%	48,768	1,199	37.1%	104	—	5,457
Range of Care	43,907	3.1%	5,876	—	4.4%	7	634	274
Under Development(5)	41,608	2.9%	—	—	—%	—	—	—
Other(6)	20,695	1.5%	1,311	—	1.0%	2	118	—
Totals	$1,418,405	100.0%	$112,679	$21,976	100.0%	213	13,301	5,731

(1)	Excludes rental income from properties sold during 2015.

(2)	Excludes interest income from mortgage loans paid off during 2015.

(3)	We have investments in 30 states leased or mortgaged to 35 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)	Includes seven development projects, consisting of five MC communities with a total of 320 units, one 108-unit ILF community and an 89-unit combination ALF and MC community.

(6)	Includes one school, four parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has 2 skilled nursing beds and 116 medical hospital beds.

As of December 31, 2015 we had $1.2 billion in carrying value of net real estate investment, consisting of $0.9 billion or 81.3% invested in owned and leased properties and $0.2 billion or 18.7% invested in mortgage loans secured by first mortgages.

Owned Properties.  The following table summarizes our investment in owned properties at December 31, 2015 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$571,562	47.7%	96	—	5,187	$110.19
Skilled Nursing	522,123	43.6%	70	8,655	—	$60.33
Range of Care	43,907	3.7%	7	634	274	$48.36
Under Development(3)	41,608	3.5%	—	—	—	—
Other(4)	19,486	1.5%	2	118	—	—
Totals	$1,198,686	100.0%	175	9,407	5,461

(1)	We have investments in 28 states leased to 29 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes seven development projects, consisting of five MC communities with a total of 320 units, one 108-unit ILF community and an 89-unit combination ALF and MC community.

(4)

Includes one school, three parcels of land held‑ for‑use and one behavioral health care hospital. The behavioral health care hospital has 2 skilled nursing beds and 116 medical hospital beds which represents a $78.39 investment per bed.

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

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non‑capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator are generally cross defaulted. The following table summarizes our top ten operators of owned properties for 2015 and percentage of rental revenue for those operators for 2015 and 2014:

	Percent of
	Rental Revenue
Lessee	2015	2014
Brookdale Senior Living Communities, Inc.	13.8%	14.2%
Senior Lifestyle	11.5%	1.5%
Senior Care Centers, LLC	11.2%	12.1%
Preferred Care, Inc.	9.9%	10.4%
Carespring Healthcare Management, LLC	6.8%	5.7%
Genesis	6.7%	2.7%
Traditions Senior Management, Inc.	6.4%	6.6%
Juniper Communities, LLC	5.9%	6.5%
Fundamental Long Term Care Company	5.4%	3.8%
Sunrise Senior Living	4.0%	4.5%

Mortgage Loans.  As part of our strategy of making long term investments in properties used in the provision of long term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2015 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds(2)	Units(2)	Bed/Unit
Skilled Nursing	$204,742	93.2%	15	30	3,894	—	$52.58
Assisted Living	13,768	6.3%	3	8	—	270	$50.99
Other(3)	1,209	0.5%	1	—	—	—	n.a
Totals	$219,719	100.0%	19	38	3,894	270

(1)	We have investments in 8 states that include mortgages to 11 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes a parcel of land secured under a short-term mortgage loan.

In general, the mortgage loans may not be prepaid except in the event of the sale of the collateral property to a third party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one property upon a sale of one or more, but not all, of the collateral properties to a third party which is not an affiliate of the borrower. The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the property under a pre‑existing purchase option, destruction or condemnation, or other circumstances as approved by us. On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year. For other loans, the prepayment premium is based on a yield maintenance formula. A mortgage loan secured by 15 skilled nursing centers in Michigan had a one‑time option between November 2015 and October 2025 to prepay up to 50% of the then outstanding loan balance without penalty. However, during the year ended December 31, 2015, the borrower forfeited the prepayment option in conjunction with a modification of the loan in exchange for our commitment of $20.0 million to fund the redevelopment of two of the properties securing the loan. In addition to a lien on the mortgaged property, the loans are generally secured by certain non‑real estate assets of the properties and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross‑ default and cross‑collateralization features and certain guarantees. See Item 8. FINANCIAL STATEMENTS—Note 5. Real Estate Investments for further description.

Investment and Other Policies

Objectives and Policies.  Our investment policy is to invest primarily in income‑producing senior housing and health care properties. Over the past three years 2013 through 2015, we acquired skilled nursing, assisted living, independent living, memory care properties and combinations thereof, plus a behavioral health care hospital and 15 parcels of land for a total of approximately $249.3 million. Also over the past three years, we completed the development, re-development and expansion of nine assisted living communities and three skilled nursing centers for an aggregate investment of $102.1 million, excluding acquisition of parcels of land and we invested approximately $205.9 million in mortgage loans. We believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance future investments should we determine such future investments are financially feasible. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost‑effective capital and believe we have sufficient liquidity for additional capital investments in 2016.

Our primary marketing and business development strategy is to increase awareness of our presence and build long term relationships in the seniors housing and care industry by supporting targeted industry trade organizations, attending industry specific conferences and events patronized by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has increased deal flow and continues to provide opportunities for new investments in 2016. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

Historically our investments have consisted of:

•	fee ownership of seniors housing and skilled nursing properties that are leased to providers;
•	mortgage loans secured by seniors housing and skilled nursing properties; or
•	participation in such investments indirectly through investments in mezzanine loans and real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider factors such as:

•	type of property;
•	the location;

•	competition within the local market and evaluation of the impact resulting from any potential new development projects in construction or anticipated to be approved by local authorities;
•	construction quality, condition and design of the property;
•	the property’s current and anticipated cash flow and its adequacy to meet operational needs and lease obligations or debt service obligations;
•	the experience, reputation and solvency of the operating companies providing services;
•	the payor mix of private, Managed Care, Medicare and Medicaid patients;
•	the growth, tax and regulatory environments of the communities in which the properties are located;
•	the occupancy and demand for similar properties in the area surrounding the property; and
•	the Medicaid reimbursement policies and plans of the state in which the property is located.

Prior to every investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional services. In addition, we review third-party environmental reports, land surveys, and markets studies (if applicable) as well as conducting a thorough financial due diligence review of the property before the investment is made.

We believe skilled nursing facilities are the lowest cost provider for certain levels of acuity; therefore, such facilities play a vital role in our nation’s health care delivery system. Our investments include direct ownership, development and mortgages secured by skilled nursing centers. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

We believe that assisted living, independent living and memory care facilities are an important sector in the long term care market and our investments include direct ownership, development, joint ventures, a mezzanine loan and mortgages secured by assisted living, independent living and/or memory care communities. We have attempted to diversify our portfolio both geographically and across product levels.

Borrowing Policies.  We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional senior housing and health care properties or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short‑term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short‑term borrowings from banks or otherwise. We may also arrange for long term borrowings through public or private offerings or from institutional investors.

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

The properties we own and the manner in which they are operated are affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments. Properties may also be affected by changes in accreditation standards or procedures of accrediting agencies. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of health care facilities are, in some states, subjected to state and regulatory approval through “certificate of need” laws and regulations.

The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and lessees of skilled nursing centers are generally derived from payments for patient care. Sources of such payments for skilled nursing facilities include the federal Medicare program, state Medicaid programs, private insurance carriers, managed care organizations, preferred provider arrangements, and self-insured employers, as well as the patients themselves.

A significant portion of the revenue of our skilled nursing center borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. Moreover, the Kaiser Commission on Medicaid and the Uninsured stated in October 2015 that 35 states enacted new Medicaid rate restrictions for at least one provider type in fiscal year 2015, while 38 states plan rate restrictions for fiscal year 2016.  On the other hand, the Kaiser Commission notes that due to improving state finances, more states are enhancing rates than restricting rates for major categories of providers in fiscal year 2015 (47 states) and in 2016 (45 states).  With regard to nursing home rates in particular, 37 states increased rates in fiscal year 2015 and 29 adopted rate increases for fiscal year 2016, compared to nursing home rate restrictions being adopted in 14 states in fiscal year 2015 and 21 states in fiscal year 2016.  In addition, many states have been making changes to their long term care delivery systems that emphasize home and community-based long term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, 46 states in fiscal years 2015 and 2016 took action to expand home and community-based service programs.  The federal government also has adopted various policies to promote community-based alternatives to institutional services.  As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Over the years there also have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services.  The Centers for Medicare & Medicaid Services (“CMS”) annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On August 5, 2014, CMS published its final Medicare skilled nursing facility payment rate update for fiscal year 2015, which began on October 1, 2014.  CMS estimated that the final rule would increase aggregate Medicare skilled nursing facility payments by $750 million, or 2%, compared to fiscal year 2014 levels.  On July 30, 2015, CMS released its final skilled nursing facility prospective payment system update for fiscal year 2016, which began October 1, 2015.  CMS projects that aggregate Medicare payments to skilled nursing facilities will increase by $430 million, or 1.2%, under the final rule.  This increase reflects a 2.3% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.5 percentage point multifactor productivity adjustment mandated by the Affordable Care Act.  In addition, on July 13, 2015, CMS released a proposed rule that would revise the requirements that long term care facilities must meet to participate in the Medicare and Medicaid programs.  This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, binding arbitration agreements, infection control, residents’ rights, compliance and ethics programs, and several other areas. CMS estimates that the rule, if adopted as proposed, would impose an average cost of $46,491 per facility in the first year and $40,685 per facility in subsequent years.  There can be no assurance that any future reductions in Medicare skilled nursing facility payment rates or other policy changes impacting long term care facilities would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Moreover, health care facilities continue to experience pressures from private payors attempting to control health care costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our skilled nursing center borrowers and lessees and to a much lesser extent our assisted living community borrowers and lessees and thereby adversely affect those borrowers’ and lessees’ abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals for work in connection with government funded health care programs, including Medicare and Medicaid.  These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs.  In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs.  Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs.  Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs.  Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses.  Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

Health Care Reform and Other Legislative Developments

Congress and the state legislatures regularly consider, and in some cases adopt, legislation impacting health care providers, including long term care providers. For instance, the Balanced Budget Act of 1997 enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. Among other things, the law established the Medicare prospective payment system for skilled nursing facility services to replace the cost-based reimbursement system, which resulted in significant reductions in Medicare payments to skilled nursing facilities. Over the years, Congress adopted legislation to somewhat mitigate the impact of the new payment system, including a temporary payment add-on for high-acuity patients, which subsequently expired, and a temporary payment add-on for residents with AIDS that still is in effect through fiscal year 2016. Other legislation enacted by Congress in recent years has reduced certain Medicare skilled nursing facility bad debt payments, strengthened Medicaid asset transfer restrictions for persons seeking to qualify for Medicaid long term care coverage, reduced Medicaid provider taxes that are used by many states to finance state health programs, and given states greater flexibility to expand access to home and community-based services.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business when fully implemented. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2025, although Congress and the Administration could enact legislation to modify sequestration at any time, including through alternative budget legislation that includes alternative Medicare or Medicaid savings.  There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

The Protecting Access to Medicare Act of 2014 requires the Secretary of the Department of Health and Human Services to develop a skilled nursing facility “value-based purchasing program,” which will tie Medicare payments to skilled nursing facilities to their performance on certain new readmissions measures, applicable to services furnished beginning October 1, 2018.  Furthermore, the Improving Medicare Post-Acute Care Transformation Act of 2014 requires the collection of standardized post-acute care assessment data, which eventually could be used as the basis for developing changes to Medicare post-acute care reimbursement policy.  The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual skilled nursing facility prospective payment system update for fiscal year 2018 at 1%.  Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.   Increasingly state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs.

Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare and Medicaid payment policy for skilled nursing facility services and other types of post-acute care.  For instance, on November 24, 2015, CMS published a final rule that requires hospitals in selected geographic areas to participate in a new Medicare Comprehensive Care for Joint Replacement model beginning April 1, 2016, under which CMS will provide a “bundled” payment to participant hospitals for an “episode of care” for lower extremity joint replacement surgery, covering all services provided during the inpatient admission through 90 days post-discharge, including skilled nursing facility care.  Additional changes in laws, new interpretations of existing laws, or other changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

Employees

At December 31, 2015, we employed 22 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

Eighth, if we have taxable REIT subsidiaries and they are required to be reported on a consolidated basis, we would be subject to corporate tax on the taxable income of the taxable REIT subsidiaries. In addition, we will also be subject to a tax of 100% on the amount of any rents from real property, redetermined TRS service income, deductions or excess interest paid to us by any of our taxable REIT subsidiaries that would be reduced through reapportionment under certain federal income tax principles in order to more clearly reflect income for the taxable REIT subsidiary.

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

Asset Tests.  At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operations), and government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the “10% vote and value test”). Further, no more than 25% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (for tax years beginning prior to July 30, 2008 and after December 31, 2017, 20% of the total value of our assets) and no more than 5% of the value of our total assets may be represented by securities of any non‑governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (or TRS). Each of the 10% vote and value test and the 25% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

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

Amounts distributed prior to January 1, 2015, must not be preferential; that is, every stockholder of the class of stock with respect to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class.

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

Taxation of our Stockholders

Taxation of Taxable U.S. Stockholders.  The following summary applies to you only if you are a “U.S. stockholder.” A U.S. stockholder is a stockholder of our shares of stock who, for United State federal income tax purposes, is:

•a citizen or resident alien of the United States;

•a corporation or partnership or other entity classified as a corporation or partnership for these purposes, created or organized in or under laws of the United States or of any state or in the District of Columbia, unless, in the case of a partnership, Treasury Regulations provide otherwise;

•an estate the income of which is subject to United States federal income taxation regardless of its source; or

•a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons, within the meaning of the Code who have the authority to control all substantial decisions of the trust.

If a partnership or an entity treated as a partnership for federal income tax purposes holds our stock, the federal income tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. If you are a partner in a partnership holding our stock, you should consult your tax advisor regarding the consequences of the ownership and disposition of shares of our stock by the partnership.

As long as we qualify as a REIT, distributions made to our taxable U.S. stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by such U.S. stockholders as ordinary income and will not be eligible for the dividends received deduction for corporations. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year or are designated as unrecaptured §1250 gain distributions, which are taxable at a 25% rate) without regard to the period for which the stockholder has held its stock. However, corporate stockholders may be required to treat up to 20% of certain capital gain dividends as ordinary income.

The Jobs and Growth Tax Relief Reconciliation Act of 2003 generally reduced the maximum tax rate applicable on long term capital gains recognized on the sale or other disposition of shares of our stock from 20% to 15%. The Jobs and Growth Tax Relief Reconciliation Act of 2003 also generally reduced the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax. As a result of the American Taxpayer Relief Act of 2012, qualified dividends and long term capital gains realized by noncorporate taxpayers are subject to a 20% maximum tax rate (instead of the prior 15% maximum rate). Except in limited circumstances, this reduced tax rate does not apply to dividends paid to you by us on shares of our stock, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to shares of our stock held by you that are attributable to (1) dividends received by us from non-REIT corporations or taxable REIT subsidiaries, (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year) and (3) distributions by us that we designate as long-term capital gains dividends (except for some distributions taxable to you at a maximum rate of 25%).

Distributions in excess of our current and accumulated earnings and profits will not be currently taxable to you to the extent that they do not exceed the adjusted basis of your stock, but rather will reduce the adjusted basis of such stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of your stock, such distributions will be included in income as long-term capital gain (or short-term capital gain if the stock has been held for one year or less) assuming you hold the stock as a capital asset. In addition, any distribution declared in October, November or December of any year and payable to you as a stockholder of record on a specified date in any such month, will be treated as both paid by us and received by you on December 31 of the applicable year, provided that we actually pay the distribution during January of the following calendar year. Stockholders may not include in their individual income tax returns any of our net operating losses or capital losses.

If we elect to retain and pay income tax on any net long-term capital gain, you would include in income, as long-term capital gain, your proportionate share of this net long-term capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on these retained capital gains and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “Taxation of Our Company—General” and “Taxation of Our Company —Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as a capital asset. The tax basis as so reduced will be used in computing the capital gain or loss realized upon sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

Upon the sale or exchange of any shares of our stock to or with a person other than us or a sale or exchange of all shares of our stock (whether actually or constructively owned) with us, you will generally recognize capital gain or loss equal to the difference between the amount realized on the sale or exchange and your adjusted tax basis in these shares of our stock. This gain or loss will be capital if you held these shares of our stock as a capital asset.

If we redeem any of your shares in us, the treatment can only be determined on the basis of particular facts at the time of redemption. In general, you will recognize gain or loss (as opposed to dividend income) equal to the difference between the amount received by you in the redemption and your adjusted tax basis in your shares redeemed if such redemption results in a “complete termination” of your interest in all classes of our equity securities, is a “substantially disproportionate redemption” or is “not essentially equivalent to a dividend” with respect to you. In applying these tests, there must be taken into account your ownership of all classes of our equity securities (e.g.,

Common Stock or Preferred Stock). You also must take into account any equity securities that are considered to be constructively owned by you.

If, as a result of a redemption by us of your shares, you no longer own (either actually or constructively) any of our equity securities or only own (actually and constructively) an insubstantial percentage of our equity securities, then it is probable that the redemption of your shares would be considered “not essentially equivalent to a dividend” and, thus, would result in gain or loss to you. However, whether a distribution is “not essentially equivalent to a dividend” depends on all of the facts and circumstances, and if you rely on any of these tests at the time of redemption, you should consult your tax advisor to determine their application to the particular situation.

Generally, if the redemption does not meet the tests described above, then the proceeds received by you from the redemption of your shares will be treated as a distribution taxable as a dividend to the extent of the allocable portion of current or accumulated earnings and profits. If the redemption is taxed as a dividend, your adjusted tax basis in the redeemed shares will be transferred to any other shareholdings in us that you own. If you own no other shareholdings in us, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely.

Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 20% for noncorporate taxpayers (prior to the effective date of the American Taxpayer Relief Act of 2012, described above, the maximum long-term capital gain rate was 15%). Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.

Taxation of Tax-Exempt Stockholders.  In general, a stockholder that is a tax-exempt entity not subject to tax on its investment income will not be subject to tax on our distributions. In Revenue Ruling 66-106, 1966-1 C.B. 151, the IRS ruled that amounts distributed as dividends by a REIT do not constitute unrelated business taxable income as defined in the Code when received by a qualified plan. Based on that ruling, regardless of whether we incur indebtedness in connection with the acquisition of properties, our distributions paid to a stockholder that is a tax-exempt entity will not be treated as unrelated business taxable income, provided that (i) the tax-exempt entity has not financed the acquisition of its stock with acquisition indebtedness within the meaning of the Code and the stock otherwise is not used in an unrelated trade or business of the tax-exempt entity and (ii) we are not a pension-held REIT. This ruling applies to a stockholder that is an organization that qualifies under Code Section 401(a), an IRA or any other tax-exempt organization that would compute unrelated business taxable income, if any, in accordance with Code Section 512(a)(1). However, if we are a pension-held REIT and a qualified plan owns more than 10% of the value of all of our stock, such stockholder will be required to recognize as unrelated business taxable income that percentage of the dividends that it receives from us as is equal to the percentage of our gross income that would be unrelated business taxable income to us if we were a tax-exempt entity required to recognize unrelated business taxable income. A REIT is a pension-held REIT if at least one qualified trust holds more than 25% of the value of all of our stock or one or more qualified trusts, each of whom own more than 10% of the value of all of our stock, hold more than 50% of the value of all of our stock.

For social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Code Sections 501(c)(7), (c)(9), (c)(17) and (c)(20), respectively, income from an investment in us will constitute unrelated business taxable income unless the organization is able to deduct amounts set aside or placed in reserve for certain purposes so as to offset the unrelated business taxable income generated by its investment in us. Such prospective stockholders should consult their own tax advisors concerning these “set aside” and reserve requirements.

Taxation of Foreign Stockholders.  The rules governing U.S. federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships and other foreign stockholders are complex. We have not attempted to provide more than a summary of these rules. Prospective non-U.S. stockholders should consult with their own tax advisors to determine the impact of federal, state and local income tax laws with regard to an investment in stock, including any reporting requirements.

Distributions that are not attributable to gain from our sales or exchanges of U.S. real property interests and not designated by us as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions will ordinarily be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from the investment in the stock is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to a tax at graduated rates, in the same manner as U.S. stockholders are taxed with respect to such distributions and may also be subject to the 30% branch profits tax in the case of a stockholder that is a foreign corporation. We expect to withhold U.S. income tax at the rate of 30% on the gross amount of any such distributions made to a non-U.S. stockholder unless (i) a lower treaty rate applies and the holder provides us with a properly executed IRS Form W-8BEN (or successor form) or (ii) the non-U.S. stockholder provides us with a properly executed IRS Form W-8ECI (or successor form) claiming that the distribution is effectively connected income.

Distributions in excess of our current and accumulated earnings and profits will not be taxable to a stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of such stock. To the extent that distributions in excess of current accumulated earnings and profits exceed the adjusted basis of a non-U.S. stockholder’s stock, such distributions will give rise to tax liability if the non-U.S. stockholder would otherwise be subject to tax on any gain from the sale or disposition of our stock, as described below. If it cannot be determined at the time a distribution is made whether or not distributions will be in excess of current and accumulated earnings and profit, the distributions will be subject to withholding at the same rate as dividends. However, amounts thus withheld are refundable if it is subsequently determined that such distribution was, in fact, in excess of our current and accumulated earnings and profits.

We are required to withhold 15% (10% for distributions prior to February 16, 2016) of any distribution that exceeds our current and accumulated earnings and profits, subject to certain exceptions provided in the applicable Treasury Regulations. Thus, to the extent we do not withhold 30% on the entire amount of any distribution, we will withhold at a rate of 15% on any portion of a distribution not subject to withholding at a rate of 30%.

For any year in which we qualify as a REIT, distributions that are attributable to gain from our sales or exchanges of U.S. real property interests will be taxed to a non-U.S. stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. business. Non-U.S. stockholders would thus be taxed at the normal capital gain rates applicable to U.S. stockholders (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) for distributions that are designated as capital gain dividends and at the normal graduated rates for US shareholders on distributions that are not so designated. Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax if a foreign corporate stockholder is not entitled to treaty exemption. We are required by applicable Treasury Regulations to withhold 35% for foreign individuals and 35% for foreign corporations of any distribution that we could designate as a capital gains dividend. This amount is creditable against the non-U.S. stockholder FIRPTA tax liability. If we designate prior distributions as capital gains dividends, then subsequent distributions up to the amount of such prior distributions will be treated as capital gains dividends for purposes of withholding.

Gain recognized by a non-U.S. stockholder upon a sale of our equity securities generally will not be taxed under FIRPTA if we are a “domestically controlled real estate investment trust,” defined generally as a real estate investment trust in which at all times during a specified testing period less than 50% in value of the stock were held directly or indirectly by foreign persons. We currently anticipate that we will be a “domestically controlled real estate investment trust,” and therefore the sale of equity securities will not be subject to taxation under FIRPTA. Additionally, the sale of our equity securities will not be taxed under FIRPTA if the class of stock is regularly traded on an established securities market and the selling non-U.S. stockholder has not held more than 10% (5% prior to December 18, 2015) of the class of stock at any time during the preceding five-year period. However, gain not subject to FIRPTA will be taxable to a non-U.S. stockholder if the investment in the stock is effectively connected with the non-U.S. stockholder’s U.S. trade or business, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain. Also, if the non-U.S. stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, the nonresident alien individual will be subject to a 30% tax (unless reduced or exempted by treaty) on the individual’s capital gains. A non-resident alien individual could, however, elect to treat such gain as effectively connected income and pay tax as a U.S. stockholder would. If the gain on the sale of stock were to be subject to taxation under FIRPTA, the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain.

If the proceeds of a disposition of our equity securities are paid by or through a U.S. office of a broker, the payment is subject to information reporting and to backup withholding unless the disposing non-U.S. stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the United States through a non-U.S. office of a non-U.S. broker. U.S. information reporting requirements (but not backup withholding) will apply, however, to a payment of disposition proceeds outside the United States if (i) the payment is made through an office outside the United States of a broker that is either (a) a U.S. person, (b) a foreign person that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (c) a controlled foreign corporation for U.S. federal income tax purposes, or (d) a foreign partnership more than 50% of the capital or profits of which is owned by one or more U.S. persons or which engages in a U.S. trade or business and (ii) the broker fails to initiate documentary evidence that the stockholder is a non-U.S. stockholder and that certain conditions are met or that the non-U.S. stockholder otherwise is entitled to an exemption.

Recently enacted legislation will generally impose a 30% withholding tax on dividends paid on our stock, interest paid on our notes, and the gross proceeds of a disposition of our stock or notes paid to a foreign financial institution, unless such institution enters into an agreement with the U.S. government to collect and provide to the U.S. tax authorities substantial information regarding U.S. account holders of such institution (which includes certain equity and debt holders of such institution, as well as certain account holders that are foreign entities with U.S. owners). This legislation will also generally impose a 30% withholding tax on dividends paid on our stock, interest paid on our notes, and the gross proceeds of a disposition of our stock or notes paid to a non-financial foreign entity unless such entity provides the withholding agent with a certification identifying the direct and indirect U.S. owners of the entity. Under certain circumstances, a non-U.S. holder of our common stock might be eligible for refunds or credits of such taxes and may be required to file a U.S. federal income tax return to claim such refunds or credits. Under recently promulgated Treasury Regulations, these rules will be phased in over the next several years. Investors are encouraged to consult with their own tax advisors regarding the possible implications of this legislation on their investment in our stock and notes.

Other Tax Consequences.  You should recognize that the present federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in us.

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

Posted on our website www.LTCreit.com under “Corporate Governance” in the “Investors” section are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Policies, and Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (or NYSE), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website under “SEC Filings” in Investors section includes information concerning purchases and sales of our equity securities by our executive officers and directors.

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

At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.  A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. At December 31, 2015, we had $12.9 million of cash on hand and $479.5 million available under our unsecured revolving line of credit. Subsequent to December 31, 2015, we have $447.5 million available under our unsecured revolving line of credit as a result of a $32.0 million borrowing. At December 31, 2015, we also have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreement and through the issuance of debt and/or equity securities under an effective shelf registration statement. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

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

We Depend on Lease Income and Mortgage Payments from Real Property.  Approximately 99.3% of our revenue for the year ended December 31, 2015, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term. There can be no assurance that if such failure to renew were to occur, or if we did not re‑lease a property to a current lessee, we could lease the property to others on favorable terms, at the same rent as the current rent, or on a timely basis.

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

The Health Care Industry is Heavily Regulated by the Government. Our borrowers and lessees who operate health care facilities are subject to extensive regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such lessee’s or borrower’s ability to make lease or debt payments to us.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of the sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduces Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012; requires the development of a value-based purchasing program for Medicare skilled nursing facility services; establishes a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provides incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also includes provisions intended to expand public disclosure about nursing home ownership and operations, institute mandatory compliance and quality assurance programs, increase penalties for noncompliance, and expand fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including new requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act are being implemented through regulations and subregulatory guidance. We cannot predict at this time what effect, if any, the various provisions of the Affordable Care Act will have on our lessees and borrowers or our business. There can be no assurances, however, that the Affordable Care Act will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

The Protecting Access to Medicare Act of 2014 requires the Secretary of the Department of Health and Human Services to develop a skilled nursing facility “value-based purchasing program,” which will tie Medicare payments to skilled nursing facilities to their performance on certain new readmissions measures, applicable to services furnished beginning October 1, 2018.  Furthermore, the Improving Medicare Post-Acute Care Transformation Act of 2014 requires the collection of standardized post-acute care assessment data, which eventually could be used as the basis for developing changes to Medicare post-acute care reimbursement policy.  The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual skilled nursing facility prospective payment system update for fiscal year 2018 at 1%.

Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.   Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies along with other cost-control measures.  For instance, under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans.  The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2025, although Congress and the Administration could enact alternative budget legislation at any time that modify sequestration. These and other changes in the law, such as the adoption of new requirements for participation in the Medicare and Medicaid programs, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

Federal and State Health Care Cost Containment Measures Including Reductions in Reimbursement From Third Party Payors Such as Medicare and Medicaid Could Adversely Affect Us and The Ability of Our Tenants to Make Payments to Us. The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and skilled nursing center lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

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

Our Failure to Qualify as a REIT Would Have Serious Adverse Consequences to Our Stockholders.  We intend to operate so as to qualify as a REIT under the Code. We believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Code beginning with our taxable year ended December 31, 1992. However, it is possible that we have been organized or have operated in a manner which would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

We are Subject to Risks and Liabilities in Connection with Properties Owned Through Limited Liability Companies and Partnerships. We currently have an investment in a limited liability company and we may make additional investments through these ventures in the future. Partnership or limited liability company investments may involve risks such as the following:

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

Risks Associated with Property Development that Can Render a Project Less Profitable or Not Profitable, and, Under Certain Circumstances, Prevent Completion of Development Activities Undertaken.  Our business includes development of senior housing and health care properties. We currently have seven development projects. Ground up development presents additional risk, including but not limited to the following:

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Here and throughout this Form 10‑K wherever we provide details of our properties’ bed/unit count, the number of beds/units applies to skilled nursing, assisted living, independent living, memory care and behavioral health care properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. These numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi‑patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de‑licensing of beds or in our opinion impact the value of the property, we may take action against the lessee/borrower to preserve the value of the property/collateral.

Owned Properties.  The following table sets forth certain information regarding our owned properties as of December 31, 2015 (dollars amounts in thousands):

										Remaining
	No. of	No. of	No. of	No. of		No. of		No. of		Lease	Gross
Location	SNFs	ALFs	ROCs	UDPs		Others		Beds/Units	Encumbrances	Term(1)	Investments
Alabama	2	—	1	—		—		459	$—	70	$18,622
Arizona	5	—	—	—		—		907	—	51	37,332
California	2	2	—	—	(2)	—		508	—	63	54,924
Colorado	2	13	1	—		—		980	—	105	114,923
Florida	5	9	—	—		—		1,021	—	91	83,508
Georgia	2	—	—	—		—		257	—	100	4,860
Illinois	—	1	—	—	(3)	—		154	—	111	47,913
Indiana	—	3	—	—		—		140	—	168	9,856
Iowa	6	1	1	—		—		579	—	88	17,422
Kansas	3	5	—	—	(4)	—		461	—	85	33,480
Kentucky	1	—	—	—		—		143	—	139	23,546
Michigan	—	—	—	—		—	(5)	—	—	—	943
Mississippi	—	1	—	—		—		62	—	8	9,430
Nebraska	—	4	—	—		—		157	—	168	9,332
Nevada	—	—	—	—		1		118	—	110	9,273
New Jersey	—	4	—	—		1		205	—	128	70,667
New Mexico	7	—	—	—		—		843	—	71	50,913
N. Carolina	—	5	—	—		—		210	—	60	13,096
Ohio	2	11	—	—		—		772	—	108	98,647
Oklahoma	—	6	—	—		—		219	—	60	12,315
Oregon	1	1	—	—		—		135	—	42	7,347
Pennsylvania	—	3	—	—		—		199	—	103	18,040
S. Carolina	—	3	2	—	(6)	—		339	—	47	25,848
Tennessee	2	—	—	—		—		141	—	96	5,275
Texas	25	15	1	—	(7)	—		4,393	—	131	258,417
Virginia	3	—	1	—		—		500	—	109	29,052
Washington	1	—	—	—		—		123	—	67	8,025
Wisconsin	1	9	—	—		—		843	—	169	125,680
TOTAL	70	96	7	—		2		14,868	$—	110	$1,198,686

(1)	Weighted average remaining months in lease term as of December 31, 2015.

(2)	Includes a MC development with 66 units.

(3)	Includes three MC developments with a total of 198 units.

(4)	Includes an ILF development with 108 units.

(5)	Includes three parcels of land held‑for‑use.

(6)	Includes an 89-unit combination ALF and MC development.

(7)	Includes a MC development with 56 units.

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2015 (dollars amounts in thousands):

								Annualized	% of Annualized
	No. of	No. of	No. of	No. of	No. of	No. of		Rental	Rental Income
Year	SNFs	ALFs	ROCs	Others	Beds/Units	Operators		Income(1)	Expiring
2016	—	4	—	—	241	1		558	0.5%
2017	1	—	—	1	60	2		1,670	1.3%
2018	2	9	1	—	1,061	4		9,452	7.6%
2019	3	—	—	—	613	1		1,571	1.3%
2020	1	35	—	—	1,639	2		13,598	10.9%
2021	31	—	4	—	3,998	5		18,132	14.6%
2022	1	—	—	—	121	1		771	0.6%
2023	4	1	—	—	447	2		2,539	2.0%
2024	2	7	1	—	709	2		4,735	3.8%
2025	7	6	—	1	1,395	5		13,783	11.1%
Thereafter	18	33	1	—	4,548	6		57,737	46.3%
TOTAL(2)	70	95	7	2	14,832	29	(3)	$124,546	100.0%

(1)	Annualized rental income is the total rent, including amortization of lease incentives, over the life of the lease recognized evenly over that lease term as of December 31, 2015.

(2)	Excludes a closed assisted living community.

(3)

We have a total of 29 operators. Four of our operators are parties to multiple leases with dissimilar expirations and one of our operators has only properties under development; therefore, the sum of the number of operators by maturity does not equal our total number of operators.

Mortgage Loans.  The following table sets forth certain information regarding our mortgage loans as of December 31, 2015 (dollars amounts in thousands):

							Average	Original		Current
	No. of	No. of	No. of		No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs	ALFs	OTHs		Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service(1)
Arizona	—	1	—		100	7.25%	43	$3,257	$3,323	$350
Michigan	18	—	—		2,488	9.41%-9.53%	336	183,387	193,967	18,239
Missouri	2	—	—		190	11.01%-11.48%	25	3,000	2,726	660
Pennsylvania	—	1	—		70	7.21%	12	5,100	4,756	441
Texas	8	6	—		1,128	10.55%-13.82%	25	21,715	12,336	2,757
Utah	1	—	—		84	10.90%	47	1,400	1,200	173
Virginia	—	—	—	(2)	—	9.00%	2	1,208	1,208	—
Washington	1	—	—		104	13.88%	10	1,700	203	237
TOTAL	30	8	—		4,164		300	$220,767	$219,719	$22,857

(1)	Includes principal and interest payments.

(2)	Includes a parcel of land secured under a short-term mortgage loan.

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

	2015		2014
	High	Low	High	Low
First quarter	$48.85	$41.42	$39.31	$34.77
Second quarter	$46.98	$40.70	$41.07	$36.46
Third quarter	$44.77	$38.64	$41.25	$36.77
Fourth quarter	$44.84	$40.02	$44.49	$36.75

Holders of Record

As of February 16, 2016 we had approximately 401 stockholders of record of our common stock.

Dividend Information

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2015	2014	2015	2014
First quarter	$0.51	$0.51	$0.51	$0.51
Second quarter	$0.51	$0.51	$0.51	$0.51
Third quarter	$0.51	$0.51	$0.51	$0.51
Fourth quarter	$0.54	$0.51	$0.54	$0.51
	$2.07	$2.04	$2.07	$2.04

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

Issuer Purchases of Equity Securities

The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended December 31, 2015 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased(1)	Share	Plan(2)	Under the Plan
October 1 - October 31, 2015	—	$—	—	—
November 1 - November 30, 2015	4,144	$40.99	—	—
December 1 - December 31, 2015	18,240	$41.64	—	—
Total	22,384		—

(1)	During the three months ended December 31, 2015, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

(2)	No shares were purchased as part of publicly announced plans or programs.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was more than 75% during 2015.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2010 to December 31, 2015 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2010 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

Total Return Performance
LTC Properties, Inc.
NAREIT Equity
S&P 500
Index Value
220
200
180
160
140
120
100
80
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
LTC Properties, Inc.	$100.00	$116.78	$140.62	$148.44	$190.79	$199.95
NAREIT Equity	100.00	108.29	127.85	131.01	170.49	175.94
S&P 500	100.00	102.11	118.56	156.82	178.28	180.75

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

	2015		2014	2013	2012		2011
	(In thousands, except per share amounts)
Operating information:
Total revenues	$136,203		$118,961	$104,974	$92,482		$83,618
Income from continuing operations	73,081		73,399	55,405	50,306		48,620
Income allocated to non-controlling interests(1)	—		—	—	37		191
Income allocated to participating securities	484		481	383	377		342
Income allocated to preferred stockholders(2)	2,454		3,273	3,273	3,273		9,078
Net income available to common stockholders	70,143		69,645	54,159	47,640		39,832
Per share information:
Net income per common share from continuing operations available to common stockholders:
Basic	$1.97		$2.01	$1.56	$1.54		$1.34
Diluted	$1.94		$1.99	$1.56	$1.54		$1.33
Net income per common share available to common stockholders:
Basic	$1.97		$2.01	$1.64	$1.58		$1.36
Diluted	$1.94		$1.99	$1.63	$1.57		$1.36
Common stock distributions declared	$2.07		$2.04	$1.91	$1.79		$1.68
Common stock distributions paid	$2.07		$2.04	$1.91	$1.79		$1.68
Balance sheet information:
Total assets	$1,275,424		$964,770	$930,305	$788,446		$646,437
Total debt(3)	571,872	(4)	280,584	277,730	302,789	(4)	158,540

(1)	During 2012, our limited partners exercised their rights to convert all of their 112,588 partnership units. As a result, we subsequently terminated the limited partnership.

(2)	Income allocated to preferred stockholders includes the following (dollar amounts in thousands):

	2015	2014	2013	2012	2011
Preferred stock dividends	$2,454	$3,273	$3,273	$3,273	$5,512
Preferred stock redemption charge	—	—	—	—	3,566
Total income allocated to preferred stockholders	$2,454	$3,273	$3,273	$3,273	$9,078

(3)	Includes bank borrowings and senior unsecured notes, mortgage loans payable and bonds payable, net of debt issue costs.

(4)	Increase primarily due to the sale of senior unsecured term notes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business

We are a self‑administered health care real estate investment trust (or REIT) that invests primarily in senior housing and health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. In 2015, senior housing and health care properties, which include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof comprised approximately 98.5% of our investment portfolio. The following table summarizes our real estate investment portfolio as of December 31, 2015 (dollar amounts in thousands):

			Twelve Months Ended
		Percentage	December 31, 2015		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$726,865	51.2%	$56,724	$20,777	57.5%	100	12,549	—
Assisted Living	585,330	41.3%	48,768	1,199	37.1%	104	—	5,457
Range of Care	43,907	3.1%	5,876	—	4.4%	7	634	274
Under Development(5)	41,608	2.9%	—	—	—%	—	—	—
Other(6)	20,695	1.5%	1,311	—	1.0%	2	118	—
Totals	$1,418,405	100.0%	$112,679	$21,976	100.0%	213	13,301	5,731

(1)	Excludes rental income from properties sold during 2015.

(2)	Excludes interest income from mortgage loans paid off during 2015.

(3)	We have investments in 30 states leased or mortgaged to 35 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)	Includes seven development projects, consisting of five MC communities with a total of 320 units, one 108-unit ILF community and an 89-unit combination ALF and MC community.

(6)	Includes one school, four parcels of land and one behavioral health care hospital. The behavioral health care hospital has 2 skilled nursing beds and 116 medical hospital beds.

As of December 31, 2015 we had $1.2 billion in carrying value of net real estate investments, consisting of $0.9 billion or 81.3% invested in owned and leased properties and $0.2 billion or 18.7% invested in mortgage loans secured by first mortgages.

For the year ended December 31, 2015, rental income and interest income from mortgage loans represented 83.0% and 16.2%, respectively, of total gross revenues. In most instances, our lease structure contains fixed or estimable annual rental escalations, which are generally recognized on a straight‑line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the year ended December 31, 2015, we recognized $10.1 million in straight‑line rental income and recorded $0.1 million of straight‑line rent receivable reserve. For the remaining leases in place at December 31, 2015, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the skilled nursing center acquired subsequent to December 31, 2015, we currently expect that straight‑line rental income will decrease from $10.1 million in 2015 to $8.6 million for projected annual 2016. Conversely, our cash rental income is projected to increase from $104.6 million in 2015 to $119.6 million for projected annual 2016. During the year ended December 31, 2015, we received $104.6 million of cash rental revenue and recorded $1.7 million of lease incentives. At December 31, 2015, the straight‑line rent receivable balance, net of reserves, on the consolidated balance sheet was $42.7 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the twelve months ended December 31, 2015, an existing master lease was amended to extend the term an additional three years and increase rent by 3%.  Additionally, during the twelve months ended December 31, 2015, two operators exercised their option to extend their leases for an additional 5 years. The extended terms of these leases mature in July 2021 and June 2021 resulting in an annual increase in rent of 2.5% and 2.0%, respectively.

Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and health care properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment. We opportunistically consider investments in health care facilities in related businesses where the business model is similar to our existing model and the opportunity provides an attractive expected return. Consistent with this strategy, we pursue, from time to time, opportunities for potential acquisitions and investments, with due diligence and negotiations often at different stages of development at any particular time.

•

With respect to skilled nursing centers, we attempt to invest in properties that do not have to rely on a high percentage of private‑pay patients. We prefer to invest in a property that has significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

•	For assisted living, independent living and memory care investments we have attempted to diversify our portfolio both geographically and across product levels.

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

At December 31, 2015, we had $12.9 million of cash on hand and $479.5 million available under our unsecured revolving line of credit. Subsequent to December 31, 2015, we have $447.5 million available under our unsecured revolving line of credit as a result of a $32.0 million borrowing. At December 31, 2015, we also have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreement and through the issuance of debt and/or equity securities under an effective shelf registration statement. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Key Transactions

Owned Properties.  During the three months ended December 31, 2015, we acquired two skilled nursing centers in Texas totaling 254 beds for an aggregate purchase price of $23.0 million. The properties were added to an existing master lease at an initial cash yield of 8.25%. Also, we purchased a behavioral health care hospital in Nevada comprised of 116 medical hospital beds and 2 skilled nursing beds for $9.3 million. Simultaneously upon closing, we added the property to an existing master lease agreement at an initial incremental cash yield of 8.5% and we agreed to provide up to $3.0 million for approved capital improvements.

During the fourth quarter of 2015, we purchased a parcel of land in Illinois for $2.8 million and entered into a development commitment to construct and equip a 66‐unit memory care community for a total commitment of $14.8 million including the purchase of land. Simultaneously with the acquisition, we added the property to an existing master lease agreement at an initial cash yield of 9%. Additionally, we entered into a working capital agreement with the operator to provide funding related to the project of up to $0.4 million.

Subsequent to December 31, 2015, we purchased a newly constructed 126-bed skilled nursing center in Texas for $16.0 million. The property was added to an existing master lease at an incremental cash yield of 8.5% escalating annually thereafter by 2.5%.

Mortgage Loans.  During the three months ended December 31, 2015, we originated a $20.0 million mortgage loan, initially funding $9.5 million with a commitment to fund an additional $10.5 million, of which, we funded $5.5 million subsequent to December 31, 2015. The loan agreement provides for an additional commitment of up to $8.0 million, under certain conditions and based on certain operating metrics achieved and sustained between the second and twelfth years of the term. The loan is secured by a first lien mortgage encumbering two skilled nursing centers in Michigan totaling 273 beds and bears interest at 9.41% for five years, escalating annually thereafter by 2.25% and have a 30-year term with interest-only payments for the initial three years. Also, we have the option to purchase the properties under certain circumstances, including a change in regulatory environment.

Investment in Unconsolidated Joint Ventures.  During the year ended December 31, 2015, we originated a $2.9 million mezzanine loan to develop a 99-unit combination ALF, MC and ILF community. The loan matures on November 1, 2020 and bears interest at 10% for the first two years escalating to 12% until November 1, 2018 and, 15% thereafter. Interest is deferred for a period ending on the earlier of February 1, 2017 or the effective date of the certificate of occupancy. During this period, the borrower is not required to pay any interest, however, the unpaid deferred interest will be added to the loan principal balance. In addition to the interest payments, the borrower is required to make cash flow participation payments. We have evaluated this ADC arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

Bank Borrowings.  During 2015, we exercised the $200.0 million accordion feature under our Unsecured Credit Agreement increasing commitments to $600.0 million.

Senior Unsecured Notes.  During the fourth quarter of 2015, we sold $100.0 million senior unsecured term notes to affiliated insurance company investment advisory clients of AIG Asset Management (U.S.), LLC (or individually and collectively AIG) with a coupon of 4.26%. These notes have periodic scheduled principal payments and will mature on

November 20, 2028.

Equity.  During the three months ended December 31, 2015, the sole holder of our Series C Convertible Preferred Stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of December 31, 2015.

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

Concentration Risk.  We evaluate by gross investment our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans. In order to qualify as an equity REIT, at least 50 percent of our total assets must be represented by real estate assets, cash, cash items and government securities. Investment mix measures the portion of our investments that relate to our various property types. Operator mix measures the portion of our investments that relate to our top five operators. Geographic mix measures the portion of our investment that relate to our top five states.

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/15	9/30/15	6/30/15	3/31/15	12/31/14
Asset mix:
Real property	$1,198,686	$1,154,649	$989,163	$983,585	$949,838
Loans receivable	219,719	206,541	206,092	165,300	167,329
Investment mix:
Skilled nursing centers	$726,865	$692,971	$692,135	$650,932	$633,052
Assisted living communities (1)	585,330	587,424	430,926	430,027	424,940
Range of care communities	43,907	43,907	43,907	43,907	46,217
Under development(1)	41,608	26,675	17,404	13,136	2,075
Other(2)	20,695	10,213	10,883	10,883	10,883
Operator mix:
Prestige Healthcare(2)	$207,092	$194,725	$194,145	$152,885	$141,527
Senior Lifestyle Corporation(3)	199,349	199,349	57,349	57,349	24,300
Senior Care Centers, LLC	138,109	115,039	115,039	115,039	115,039
Brookdale Communities	126,991	126,991	126,991	126,991	123,984
Preferred Care	87,547	86,450	86,576	86,700	83,402
Remaining operators	659,317	638,636	615,155	609,921	628,915
Geographic mix:
Texas	$270,759	$248,186	$247,168	$246,756	$239,539
Michigan	194,902	182,535	181,955	140,696	129,338
Wisconsin(3)	125,680	125,680	13,946	13,946	10,600
Colorado	114,924	114,924	114,924	114,701	109,859
Ohio	98,647	98,647	98,647	98,647	98,647
Remaining states	613,493	591,218	538,615	534,139	529,184

(1)

During the year ended December 31, 2015, we completed the construction of a 60-unit memory care community. Accordingly, this property was reclassified from “Under development” to “Assisted living community” for all periods presented.

(2)

We have four parcels of land as of December 31, 2015. Three parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige. During the third quarter of 2015, we conveyed to Prestige two parcels of land adjacent to two of the 15 properties secured under a mortgage loan and committed to provide additional loan proceeds for the expansion those two properties.

(3)

During the year ended December 31, 2015 we completed the acquisition of a 10-property senior housing portfolio comprised of independent, assisted living and memory care communities for an aggregate purchase price of $142,000. Nine of the properties are located in Wisconsin and one is located in Illinois. Accordingly, the properties operated by “Senior Lifestyle Corporation” were reclassified from “Remaining Operators” for all periods presented. Also, our “Wisconsin” properties were reclassified from “Remaining states” for all periods presented.

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). The coverage ratios are based on adjusted earnings before gain or loss on sale of real estate, interest, taxes, depreciation and amortization (or Adjusted EBITDA). Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/15		12/31/15			9/30/15			6/30/15			3/31/15			12/31/14
Debt to gross asset value	37.4%		37.4%		(1)	35.3%		(1)	27.9%		(1)	25.5%		(1)	23.6%
Debt & preferred stock to gross asset value	37.4%		37.4%		(2)	38.0%		(1)	30.9%		(1)	28.7%		(1)	26.8%
Debt to market capitalization ratio	26.1%		26.1%		(3)	24.9%		(3)	19.0%		(6)	15.8%		(7)	15.2%
Debt & preferred stock to market capitalization ratio	26.1%		26.1%		(4)	26.8%		(3)	21.1%		(6)	17.7%		(7)	17.2%
Interest coverage ratio(9)	6.6	x	5.7	x	(5)	7.0	x	(5)	7.2	x		7.2	x	(8)	6.9	x
Fixed charge coverage ratio(9)	5.9	x	5.7	x	(5)	5.9	x	(5)	6.0	x		5.9	x	(8)	5.7	x

	Year Ended		Quarter Ended
	12/31/15		12/31/15		9/30/15		6/30/15		3/31/15		12/31/14
Net income	$73,081		$17,954		$19,647		$17,928		$17,552		$21,000
Less: Gain on sale	(586)		(586)		—		—		—		(3,819)
Add: Impairment on real estate for sale	2,250		2,250		—		—		—		—
Add: Interest expense	17,497		5,581		4,296		3,854		3,766		3,683
Add: Depreciation and amortization	29,431		8,310		7,365		6,977		6,779		6,594
Total adjusted EBITDA	$121,673		$33,509		$31,308		$28,759		$28,097		$27,458

Interest expense	$17,497		$5,581		$4,296		$3,854		$3,766		$3,683
Add: Capitalized interest	827		346		184		150		147		290
Interest incurred	$18,324		$5,927		$4,480		$4,004		$3,913		$3,973

Interest coverage ratio	6.6	x	5.7	x	7.0	x	7.2	x	7.2	x	6.9	x

Interest incurred	$18,324		$5,927		$4,480		$4,004		$3,913		$3,973
Preferred stock dividends	2,454		—		818		818		818		819
Total fixed charges	$20,778		$5,927		$5,298		$4,822		$4,731		$4,792

Fixed charge coverage ratio	5.9	x	5.7	x	5.9	x	6.0	x	5.9	x	5.7	x

(1)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)

Decreased primarily due to conversion of Series C Convertible Preferred Stock to common stock and increase in gross asset value from acquisitions, additional development and capital improvement funding partially offset by increase in outstanding debt.

(3)	Increased primarily due to the increase in outstanding debt partially offset by increase in market capitalization.

(4)

Decreased primarily due to increase in market capitalization resulting from conversion of Series C Convertible Preferred Stock to common stock which increased number of shares of common stock outstanding and increase in stock price partially offset by increase in outstanding debt.

(5)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes.

(6)	Increased primarily due to decrease in market capitalization and increase in outstanding debt.

(7)	Increase primarily due to increase in outstanding debt.

(8)	Increased primarily due to revenue from the new investment in an unconsolidated joint venture and higher effective interest income from the forfeiture of a mortgage loan prepayment option.

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

Operating Results

Year ended December 31, 2015 compared to year ended December 31, 2014 (in thousands)

	Year Ended
	December 31,
	2015	2014	Difference
Revenues:
Rental income	$113,080	$101,849	$11,231	(1)
Interest income from mortgage loans	22,119	16,553	5,566	(2)
Interest and other income	1,004	559	445	(3)
Total revenues	136,203	118,961	17,242

Expenses:
Interest expense	17,497	13,128	(4,369)	(4)
Depreciation and amortization	29,431	25,529	(3,902)	(1)
Impairment on real estate for sale	2,250	—	(2,250)	(5)
Provision for doubtful accounts	619	32	(587)	(2)
Acquisition costs	614	152	(462)	(6)
General and administrative expenses	15,116	11,680	(3,436)	(7)
Total expenses	65,527	50,521	(15,006)

Operating income	70,676	68,440	2,236
Income from unconsolidated joint ventures	1,819	—	1,819	(8)
Gain on sale of real estate, net	586	4,959	(4,373)	(9)
Net income	73,081	73,399	(318)
Income allocated to participating securities	(484)	(481)	(3)
Income allocated to preferred stockholders	(2,454)	(3,273)	819	(10)
Net income available to common stockholders	$70,143	$69,645	$498

(1)	Increased due to acquisitions, developments and capital improvement investments.

(2)	Increased primarily due to mortgage loan originations and capital improvement funding under certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)	Increased primarily due to additional funding under our notes receivable.

(4)	Increased primarily due to the sale of senior unsecured notes, increased borrowing under our unsecured revolving line of credit and decrease in capitalized interest related to development projects.

(5)

Subsequent to December 31, 2015, we entered into a contingent purchase and sale agreement to sell a 48-unit assisted living community in Florida for $1,750.  Accordingly, we recorded an impairment charge of $2,250 to write the property down to its estimated sale price at December 31, 2015.

(6)	Increased primarily due to costs associated with the acquisition of the 10-property senior housing portfolio.

(7)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(8)	Represents our preferred return from our investment in an unconsolidated joint venture entered into during the first quarter of 2015.

(9)	Represents the net gain on sale of two assisted living centers and one school in 2014 partially offset by the net gain on sale of one skilled nursing center in 2015.

(10)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

Year ended December 31, 2014 compared to year ended December 31, 2013 (in thousands)

	Years ended December 31,
	2014	2013	Difference
Revenues:
Rental income	$101,849	$98,166	$3,683	(1)
Interest income from mortgage loans	16,553	6,298	10,255	(2)
Interest and other income	559	510	49
Total revenues	118,961	104,974	13,987
Expenses:
Interest expense	13,128	11,364	1,764	(3)
Depreciation and amortization	25,529	24,389	1,140	(1)
Provision (recovery) for doubtful accounts	32	2,180	(2,148)	(4)
General and administrative expenses	11,832	11,636	196
Total expenses	50,521	49,569	952
Operating income	68,440	55,405	13,035
Gain on sale of real estate, net	4,959	—	4,959	(5)
Income from continuing operations	73,399	55,405	17,994
Discontinued operations:
Income from discontinued operations	—	805	(805)	(6)
Gain on sale of real estate, net	—	1,605	(1,605)	(6)
Net income from discontinued operations	—	2,410	(2,410)
Net income	73,399	57,815	15,584
Income allocated to participating securities	(481)	(383)	(98)
Income allocated to preferred stockholders	(3,273)	(3,273)	—
Net income available to common stockholders	$69,645	$54,159	$15,486

(1)	Increased due to acquisitions, developments and capital improvement investments.

(2)	Increased primarily due to mortgage loan originations and capital improvement funding under certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)	Increased primarily due to the sale of senior unsecured notes.

(4)

During 2013, we recorded a one-time mortgage loan loss reserve related to a mortgage loan origination and wrote off $869 of straight-line rent receivable related to the transition of four assisted living communities to a new lessee.

(5)

Represents the gain on sale of two assisted living communities and the gain on sale of 16 assisted living communities sold to an affiliate of Enlivant partially offset by the loss on sale of a school. See Investing Activities below for further discussion of the transactions relating to the properties formerly co-leased to affiliates of Extendicare, Inc. and Enlivant. During 2014, we adopted a new accounting principle which only requires the presentation of discontinued operations if a disposal represents a strategic shift in operations. The new accounting principle is applied prospectively to all disposals subsequent to the adoption. The 2014 disposals did not represent strategic shifts in our operations. As a result, we did not reclassify results of operations for these disposed properties.

(6)	Represents the net gain on sale of seven skilled nursing centers and the corresponding net results of operations from those sold properties.

Funds From Operations

Funds from Operations (or FFO) attributable to common stockholders, basic FFO attributable to common stockholders per share and diluted FFO attributable to common stockholders per share are supplemental measures of a REIT’s financial performance that are not defined by U.S. GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with U.S. GAAP assumes that the value of real estate assets diminishes predictably over time. We believe that by excluding the effect of historical cost depreciation, which may be of limited relevance in evaluating current performance, FFO facilitates comparisons of operating performance between periods.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2015	2014	2013
GAAP net income available to common stockholders	$70,143	$69,645	$54,159
Add: Depreciation and amortization	29,431	25,529	24,706
Add: Impairment on real estate for sale	2,250	—	—
Less: Gain on sale of real estate, net	(586)	(4,959)	(1,605)
NAREIT FFO attributable to common stockholders	$101,238	$90,215	$77,260
NAREIT FFO attributable to common stockholders per share:
Basic	$2.84	$2.61	$2.33
Diluted(1)	$2.77	$2.55	$2.29
Weighted average shares used to calculate NAREIT FFO per share:
Basic	35,590	34,617	33,111
Diluted(2)	37,563	36,866	35,342

(1)	For the years ended December 31, 2015, 2014 and 2013, FFO for diluted FFO per share includes income allocated to the participating securities and income allocated to the preferred stockholders.

(2)

For the years ended December 31, 2015, 2014 and 2013, weighted average shares for diluted FFO per share includes stock option common stock equivalents, participating securities and Series C Cumulative Convertible Preferred Stock.

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

Liquidity and Capital Resources

Our primary sources of cash include rent and interest receipts, borrowings under our primary unsecured credit facility, public and private issuances of debt and public issuances of equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the year ended December 31, 2015 (in thousands):

Cash provided by (used in):
Operating activities	$102,341
Investing activities	(326,820)
Financing activities	212,184
Decrease in cash and cash equivalents	(12,295)
Cash and cash equivalents, beginning of period	25,237
Cash and cash equivalents, end of period	$12,942

Operating Activities.  At December 31, 2015, our gross real estate investment portfolio (before accumulated depreciation and amortization) consisted of $1.2 billion invested primarily in owned senior housing and health care properties and mortgage loans of approximately $0.2 billion (prior to deducting a $2.2 million reserve). Our portfolio consists of investments in 100 skilled nursing centers (or SNF), 104 assisted living communities (or ALF), seven range of care communities (or ROC), a behavioral health care hospital, one school, seven development projects and four parcels of land and. These properties are located in 30 states. Our ALF classification includes assisted living, independent living and memory care communities and our ROC classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

For the year ended December 31, 2015 we recognized $10.1 million in straight‑line rental income and $0.1 million in straight‑line rent receivable reserve. For the remaining leases in place at December 31, 2015, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, except for the skilled nursing center acquired subsequent to December 31, 2015, we currently expect that straight‑line rental income will decrease from $10.1 million in 2015 to $8.6 million for projected annual 2016. Conversely, our cash rental income is projected to increase from $104.6 million in 2015 to $119.6 million for projected annual 2016. During the year ended December 31, 2015, we received $104.6 million of cash rental revenue and recorded $1.7 million of amortized lease incentives. At December 31, 2015, the straight‑line rent receivable balance, net of reserves, on the consolidated balance sheet was $42.7 million.

Investing Activities. For the year ended December 31, 2015, our investing activities were as follows:

Real Estate Investments – Owned Properties. For the year ended December 31, 2015, the aggregate purchase price of the acquired properties was $218.6 million which is an increase of $206.9 million compared to the same period in 2014. The following table summarizes our acquisitions during the year ended December 31, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price(1)	Costs(2)	Costs	Properties	Beds/Units
Skilled Nursing(3)	$36,946	$87	$37,033	3	360
Assisted Living(4)	156,097	590	156,687	11	951
Other(5)	9,250	42	9,292	1	118
Land(6)	16,333	352	16,685	—	—
Totals	$218,626	$1,071	$219,697	15	1,429

(1)

As part of our acquisitions, we may commit to provide contingent payments to our sellers or lessees, upon properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable at acquisition, the contingent payment is recorded as a liability at estimated fair value calculated using a discounted cash flow analysis and is accreted to the settlement amount at the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease.

(2)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the property’s basis ($161) and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress ($331). Additionally, transaction costs in the table above may differ from the acquisition costs line item in our consolidated statement of income ($614) as a result of transaction costs from prior years’ acquisitions ($35).

(3)

We purchased a property in Wisconsin by exercising our purchase option under a $10,600 mortgage and construction loan and equipped the property for $3,346. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054 lease incentive that will amortize as a yield adjustment over the life of the lease term. Also, we acquired two skilled nursing centers in Texas totaling 254 beds for an aggregate purchase price of $23,000.

(4)

Includes acquisition of a newly constructed 60-unit MC community for $14,250 including a $2,000 working capital reserve which was recorded similarly to an earn-out and valued at $1,847 using a discounted cash flow analysis. As a result, our basis in the property was recorded at $14,132 which includes capitalized transaction costs. Additionally, we agreed to provide the lessee an earn-out up to $300 upon the property achieving a sustainable stipulated rent coverage ratio. When the working capital reserve and earn-out payments are funded, cash rent will increase by the amounts funded multiplied by the lease rate in effect at the time. Also includes acquisition of a portfolio comprised of 10 independent, assisted living and memory care communities for $142,000 and we agreed to provide the lessee an incentive up to $10,000, upon the portfolio achieving a sustainable stipulated rent coverage ratio, which will increase cash rent by the amount funded multiplied by the lease rate in effect at the time.

(5)

We purchased a behavioral health care hospital in Nevada comprised of 116 medical hospital beds and 2 skilled nursing beds for $9,300. Also, as part of the agreement, we agreed to provide up to $3,000 for approved capital improvements.

(6)

We acquired five parcels of land and entered into development commitments up to an aggregate total of $70,298, including the land purchases, for the development of three MC communities totaling 198 units, a 108-unit IL community and an 89-unit combination AL and MC community. We also purchased a parcel of land we previously leased pursuant to a ground lease. Additionally, we acquired land and existing improvements on a 56-unit MC community and entered a development commitment up to a total of $13,524, including the land purchase, to complete the development of the MC community.

Subsequent to December 31, 2015, we purchased a newly constructed 126-bed skilled nursing center in Texas for $16.0 million. The property was added to an existing master lease at an incremental cash yield of 8.5% escalating annually thereafter by 2.5%.

During the twelve months ended December 31, 2015, we sold a 112-bed skilled nursing center located in Texas for $1.6 million, resulting in net sales proceed of $1.5 million and a net gain on sale of $0.6 million. Subsequent to December 31, 2015, we entered into a contingent purchase and sale agreement to sell a 36-unit closed assisted living community in Oregon for $1.5 million.  Simultaneously with the sale, we will enter into a mortgage loan agreement to provide up to $1.0 million to the buyer. Accordingly, we expect to record a deferred gain on sale in the amount of approximately $0.1 million.

Subsequent to December 31, 2015, we entered into a contingent purchase and sale agreement to sell a 48-unit assisted living community in Florida for $1.8 million. We performed a recoverability analysis on the property as of December 31, 2015 using probability-weighted cash flows giving consideration to a re-leasing scenario (in which the property would continue to be held-and-used) and a sale scenario (in which the property is sold pursuant to the contingent purchase and sale agreement) and determined that a portion of carrying value of the property was not recoverable. Accordingly, we recorded an impairment charge of $2.3 million to write the property down to its estimated sale price at December 31, 2015.

During the twelve months ended December 31, 2015, we completed the following development and improvement projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2015 Funding	Total Funding
Development	1	ALF	60	Colorado	$1,522	$10,703	(1)
Improvements	1	SNF	121	California	1,481	1,481
Improvements	1	SNF	196	Texas	522	522
Improvements	2	SNF	141	Tennessee	39	2,200
	5		518		$3,564	$14,906

(1)	The total funded amount includes acquired land of $1,425.

During the twelve months ended December 31, 2015, we received $2.3 million in regularly scheduled principal payments and $2.5 million plus accrued interest related to the early payoff of two mortgage loans secured by a range of care community located in California and a skilled nursing center located in Texas.

During 2013, we funded the initial amount of $124.4 million under a mortgage loan with a third‑party borrower, secured by 15 skilled nursing centers with a total of 2,058 beds in Michigan. The loan agreement provides for additional commitments of $12.0 million for capital improvements and, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the initial twelve years of the term, up to $40.0 million of additional proceeds, for a total loan commitment of up to $176.4 million. During the year ended December 31, 2015, we funded the $40.0 million of additional proceeds. Also during the year ending December 31, 2015, we funded $6.3 million under the $12.0 capital improvement commitment with $2.4 million remaining as of December 31, 2015.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. In January 2015, we amended this mortgage loan to provide up to an additional $20.0 million in loan proceeds for the redevelopment of two properties securing the loan (increasing the total capital improvement commitment to $32.0 million and the total loan commitment to $196.4 million). As a result, our remaining commitment under the aggregate $32.0 million capital improvement commitment was $22.4 million at December 31, 2015. Also, we conveyed, to borrower, two parcels of land held-for-use adjacent to these properties to facilitate the projects. The estimated fair value of these parcels of $0.7 million based upon third-party appraisals, was added to the outstanding mortgage loan receivable. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

During the year ended December 31, 2015, we originated an $11.0 million mortgage loan with the same borrower, initially funding $9.5 million with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing center in Michigan. Also, we originated another $20.0 million mortgage loan with the same operator, initially funding $9.5 million with a commitment to fund an additional $10.5 million, of which, we funded $5.5 million subsequent to December 31, 2015. This loan agreement provides for an additional commitment of up to $8.0 million, under certain conditions and based on certain operating metrics achieved and sustained between the second and twelfth years of the term. The loan is secured by a first lien mortgage encumbering two skilled nursing centers in Michigan totaling 273 beds. These mortgage loans bear interest at 9.41% for five years, escalating annually thereafter by 2.25% and have a 30-year term with interest-only payments for the initial three years. We have the option to purchase these properties under certain circumstances, including a change in regulatory environment.

Furthermore, during the three months ended December 31, 2015, we originated a short-term loan in the amount of $1.2 million to an existing operator. The loan is secured by a first lien mortgage encumbering a vacant parcel of land in Virginia and bears interest at 9%. Interest at the rate of 3% is payable at the beginning of each month commencing January 1, 2016, and interest at the rate of 6% shall accrue and is payable at the maturity date, February 28, 2016.

During the twelve months ended December 30, 2015, we amended an existing mortgage loan secured by a 100-unit independent living community in Arizona to provide up to $0.5 million of additional proceeds for capital improvements. Also, during the year ended December 31, 2015, we funded $0.4 million under this amended mortgage loan and have a remaining commitment of $0.1 million.

Investment in Unconsolidated Joint Ventures. During the year ended December 31, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20.1 million and have committed to provide an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be accrued to the extent of the common member’s capital account balance in the underlying JV (as determined in accordance with GAAP). As of December 31, 2015, the common member’s capital account was reduced to $0, and we discontinued accrual of the preferred return. We will continue to evaluate our claim on the estimated net assets of the underlying joint venture quarterly. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption.

In addition, we have the option to purchase either the properties owned by the JV or 100% of the common membership interest in the JV, which is exercisable between April 2018 and September 2019. If we elect not to exercise our purchase option, we have the right to put our preferred equity interest to the common member after September 2019 for an amount equal to the unpaid preferred equity investment balance and accrued preferred return thereon. The common equity member has the right to call our preferred interest at any time for an amount equal to the preferred equity investment balance and accrued preferred return thereon that would be due for the first 36 months, less amounts paid to us prior to the redemption date. During the year ended December 31, 2015, we recognized $1.8 million in income and received $0.6 million from our preferred equity investment in the JV.

Additionally, during the year ended December 31, 2015, we originated a $2.9 million mezzanine loan to develop a 99-unit combination ALF, MC and ILF community. The loan matures on November 1, 2020 and bears interest at 10% for the first two years escalating to 12% until November 1, 2018 and, 15% thereafter. Interest is deferred for a period ending on the earlier of February 1, 2017 or the effective date of the certificate of occupancy. During this period, the borrower is not required to pay any interest, however, the unpaid deferred interest will be added to the loan principal balance. In addition to the interest payments, the borrower is required to make cash flow participation payments. We have evaluated this ADC arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

Notes Receivable. The following table summarizes our notes receivable activities for the year ended December 31, 2015 (dollar amounts in thousands):

Advances under notes receivable	$1,554
Reclassed to real estate under development	(1,035)	(1)
Net increase in notes receivable	$519

(1)	Represents three pre-development loans which matured due to the acquisition of land and commencement of three development projects.

At December 31, 2015, we had eight loan and line of credit agreements with commitments totaling $2.7 million with a remaining commitment balance of $2.3 million and a weighted average interest rate of 9.9%.

Commitments. As part of our acquisitions, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios, and when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. The contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2015, we recorded non-cash interest expense of $0.4 million related to these contingent liabilities and the fair value of our contingent payments was $12.7 million at December 31, 2015.

At December 31, 2015, we had commitments as follows (in thousands):

	Investment		2015	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5)	$110,650	(1)	$40,334	$42,391	$68,259
Accrued incentives and earn-out liabilities	16,300		805	805	15,495
Lease incentives	4,202		587	620	3,582
Mortgage loans (Note 5)	52,490	(1)	6,925	10,263	42,227
Joint venture investments (Note 6)	28,550		23,043	23,043	5,507
Notes receivable (Note 7)	2,725		283	408	2,317
Totals	$214,917		$71,977	$77,530	$137,387

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand senior housing and health care properties.

Financing Activities. For the year ended December 31, 2015, our financing activities were as follows:

Debt Obligations. The following table sets forth information regarding debt obligations by component as of December 31, 2015 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings(2)	1.92%	$120,500	$479,500
Senior unsecured notes, net of debt issue costs	4.64%	451,372	33,333
Total	4.07%	$571,872	$512,833

(1)	Represents weighted average of interest rate as of December 31, 2015.

(2)	Subsequent to December 31, 2015, we borrowed $32,000. Accordingly, we have $152,500 outstanding and $447,500 available for borrowing.

During 2015, we exercised the $200.0 million accordion feature under our Unsecured Credit Agreement increasing commitments to $600.0 million. Based on our leverage ratios at December 31, 2015, the amended facility provides for interest annually at LIBOR plus 150 basis points and the unused commitment fee was 35 basis points.

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

During 2015, we borrowed $291.0 million and repaid $170.5 million under our unsecured revolving line of credit. At December 31, 2015, we were in compliance with all covenants.

During 2015, we entered into a third amended and restated $200.0 million private shelf agreement with Prudential Investment Management, Inc. (or Prudential) for a three-year term. After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance. During the year ended December 31, 2015, we sold $100.0 million senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or individually and collectively Prudential) with an annual fixed rate of 4.5% under this shelf agreement. These notes have periodic scheduled principal payments and will mature on July 31, 2026. Accordingly, we currently have $37.5 million available for borrowing under this shelf agreement.

Also, during 2015, we entered into a $100.0 million note purchase and private shelf agreement with AIG for a three-year term and we sold $100.0 million senior unsecured term notes to affiliates of AIG with a coupon of 4.26%. These notes have periodic scheduled principal payments and will mature on November 20, 2028. As a result of the sale, our shelf agreement with AIG has been exhausted with no more availability. We used the proceeds from the Prudential and AIG notes to fund acquisitions and developments, to pay down our unsecured revolving line of credit and for general corporate purposes.

During the year ended December 31, 2015, we paid $29.2 million in regularly scheduled principal payments under our senior unsecured notes. At December 31, 2015, we had $451.4 million outstanding under our senior unsecured notes with a weighted average interest rate of 4.64%.

Equity. During 2015, we paid cash dividends on our 8.5% Series C Cumulative Convertible Preferred Stock totaling $2.5 million. Additionally, we declared and paid cash dividends on our common stock totaling $74.3 million. Subsequent to December 31, 2015, we declared a monthly cash dividend of $0.18 per share on our common stock for the months of January, February and March 2016 payable on January 29, February 29 and March 31, 2016, respectively, to stockholders of record on January 21, February 19 and March 23, 2016, respectively.

During the three months ended December 31, 2015, the sole holder of our Series C Convertible Preferred Stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of December 31, 2015.

During the year ended December 31, 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares will be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During 2015, we did not sell shares of common stock under our equity distribution agreement. At December 31, 2015, we had $200.0 million available under this agreement.

During 2015, we acquired 26,993 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2015, we acquired 30,482 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

During 2015 we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the twelve months ended December 31, 2015, no stock options or restricted stock were granted under this plan.

During the twelve months ended December 31, 2015, we cancelled 640 shares of restricted common stock and granted 92,150 shares of restricted common stock under the 2008 Plan. The following table summarizes our restricted common stock grant:

	Price per
No. of Shares	Share	Vesting Period
65,750	$44.45	ratably over 3 years
18,000	$42.30	ratably over 3 years
8,400	$42.30	June 2, 2016
92,150

During 2015, a total of 3,333 stock options were exercised with a total option value of $79,000 and a market value on the date of exercise of $140,000. At December 31, 2015, we had 40,001 stock options outstanding of which 30,001 are exercisable.

Available Shelf Registration.  On July 19, 2013, we filed an automatic shelf registration statement with the SEC to replace our prior shelf registration statement. The automatic shelf registration statement we filed in 2013 provides us with the capacity to publicly offer up to $800.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. At December 31, 2015, we had availability of $575.1 million under this automatic shelf registration statement.

In advance of the three-year expiration of the automatic shelf registration statement we filed in 2013, we filed a new automatic shelf registration statement with the SEC on January 29, 2016 to provide us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units.

We may from time to time raise capital under the automatic registration statement we filed in 2013 (until its expiration on July 19, 2016)  or the automatic registration statement we filed in 2016 (until its expiration on January 29, 2019) in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Contractual Obligations.  We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2015, and excludes the effects of interest (in thousands):

	Total		2016	2017	2018	2019	2020	Thereafter
Bank borrowings	$120,500	(1)	$—	$—	$120,500	$—	$—	$—
Senior unsecured notes	452,467	(2)	26,667	31,167	34,167	32,666	37,160	290,640
	$572,967		$26,667	$31,167	$154,667	$32,666	$37,160	$290,640

(1)

At December 31, 2015 we had $479,500 available for borrowing under our unsecured revolving line of credit. Subsequent to December 31, 2015, we borrowed $32,000. Accordingly, we have $152,500 outstanding and $447,500 available for borrowing.

(2)	Excludes debt issue costs of $1,095.

Assuming no other borrowing under our unsecured revolving line of credit except for the $32.0 million borrowing subsequent December 31, 2015, and principal payments are paid as scheduled under our senior unsecured notes, the following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs, bank fees and earn-out accretion, as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Bank borrowings	$11,282	$4,060	$4,049	$3,173	$—	$—	$—
Senior unsecured notes	140,655	20,062	18,792	17,393	15,901	14,405	54,102
	$151,937	$24,122	$22,841	$20,566	$15,901	$14,405	$54,102

Off‑Balance Sheet Arrangements:

We had no off‑balance sheet arrangements as of December 31, 2015.

Liquidity:

We have an Unsecured Credit Agreement in the amount of $600.0 million. The Unsecured Credit Agreement provides a revolving line of credit with no scheduled maturities other than the maturity date of October 14, 2018 with a one-year extension option. Based on our maximum total indebtedness to total asset value ratio at December 31, 2015 as calculated in the Unsecured Credit Agreement, our pricing under the Unsecured Credit Agreement is either Prime Rate plus 0.50% or LIBOR plus 1.50% depending on our borrowing election. At the time of borrowing, we may elect the 1, 2, 3 or 6 month LIBOR rate.

At December 31, 2015, we had $12.9 million of cash on hand and $479.5 million available unsecured revolving line of credit. Subsequent to December 31, 2015, we have $447.5 million available under our unsecured revolving line of credit as a result of a $32.0 million borrowing. At December 31, 2015, we also have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our Equity Distribution Agreement and through the issuance of debt and/or equity securities under an effective shelf registration statement. As a result, we believe our liquidity and various sources of available capital are sufficient to provide for payment of our current operating costs, debt obligations (both principal and interest), and capital commitments to our lessees and borrowers and to provide funds for distribution to the holders of our preferred stock and pay common dividends at least sufficient to maintain our REIT status. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates.

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

We do not utilize interest rate swaps, forward or option contracts or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off‑balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2015.

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

At December 31, 2015, the fair value of our mortgage loans receivable using an 8.9% discount rate was approximately $257.3 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $21.9 million while a 1% decrease in such rates would increase their estimated fair value by approximately $25.9 million. At December 31, 2015, the fair value of our senior unsecured notes using a 4.35% discount rate for those maturing before year 2026 and 4.65% discount rate for those maturing at or beyond year 2026 was approximately $451.4 million. A 1% increase in such rates would decrease the estimated fair value of our senior unsecured notes by approximately $24.6 million while a 1% decrease in such rates would increase their estimated fair value by approximately $26.6 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 2. Summary of Significant Accounting Policies to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the early adoption of FASB Accounting Standard Update No. 2015-03, effective October 1, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 22, 2016

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Investments:
Land	$106,841	$80,024
Buildings and improvements	1,091,845	869,814
Accumulated depreciation and amortization	(251,265)	(223,315)
Real property investments, net	947,421	726,523
Mortgage loans receivable, net of loan loss reserve: 2015—$2,190; 2014—$1,673	217,529	165,656
Real estate investments, net	1,164,950	892,179
Investments in unconsolidated joint ventures	24,042	—
Investments, net	1,188,992	892,179

Other assets:
Cash and cash equivalents	12,942	25,237
Debt issue costs related to bank borrowing	2,865	2,733
Interest receivable	4,536	597
Straight-line rent receivable, net of allowance for doubtful accounts: 2015—$833; 2014—$731	42,685	32,651
Prepaid expenses and other assets	21,443	9,931
Notes receivable	1,961	1,442
Total assets	$1,275,424	$964,770
LIABILITIES
Bank borrowings	$120,500	$—
Senior unsecured notes, net of debt issue costs: 2015—$1,095; 2014—$1,049	451,372	280,584
Accrued interest	3,974	3,556
Accrued incentives and earn-outs	12,722	3,258
Accrued expenses and other liabilities	27,654	17,251
Total liabilities	616,222	304,649
EQUITY
Stockholders’ equity:
Preferred stock $0.01 par value; 15,000 shares authorized; shares issued and outstanding: 2015—0; 2014—2,000	—	38,500
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2015—37,548; 2014—35,480	375	355
Capital in excess of par value	758,676	717,396
Cumulative net income	928,328	855,247
Accumulated other comprehensive income	47	82
Cumulative distributions	(1,028,224)	(951,459)
Total equity	659,202	660,121
Total liabilities and equity	$1,275,424	$964,770

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$113,080	$101,849	$98,166
Interest income from mortgage loans	22,119	16,553	6,298
Interest and other income	1,004	559	510
Total revenues	136,203	118,961	104,974
Expenses:
Interest expense	17,497	13,128	11,364
Depreciation and amortization	29,431	25,529	24,389
Impairment of real estate for sale	2,250	—	—
Provision for doubtful accounts	619	32	2,180
Acquisition costs	614	152	96
General and administrative expenses	15,116	11,680	11,540
Total expenses	65,527	50,521	49,569
Operating income	70,676	68,440	55,405
Income from unconsolidated joint ventures	1,819	—	—
Gain on sale of real estate, net	586	4,959	—
Income from continuing operations	73,081	73,399	55,405
Discontinued operations:
Income from discontinued operations	—	—	805
Gain on sale of assets, net	—	—	1,605
Net income from discontinued operations	—	—	2,410
Net income	73,081	73,399	57,815
Net income attributable to LTC Properties, Inc.	73,081	73,399	57,815
Income allocated to participating securities	(484)	(481)	(383)
Income allocated to preferred stockholders	(2,454)	(3,273)	(3,273)
Net income available to common stockholders	$70,143	$69,645	$54,159

Basic earnings per common share:
Continuing operations	$1.97	$2.01	$1.56
Discontinued operations	$—	$—	$0.07
Net income available to common stockholders	$1.97	$2.01	$1.64

Diluted earnings per common share:
Continuing operations	$1.94	$1.99	$1.56
Discontinued operations	$—	$—	$0.07
Net income available to common stockholders	$1.94	$1.99	$1.63

Weighted average shares used to calculate earnings per common share:
Basic	35,590	34,617	33,111
Diluted	37,329	36,640	33,142

NOTE: Computations of per share amounts from continuing operations, discontinued operations and net income are made independently. Therefore, the sum of per share amounts from continuing operations and discontinued operations may not agree with the per share amounts from net income available to common stockholders.

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$73,081	$73,399	$57,815
Reclassification adjustment (Note 9)	(35)	(35)	(35)
Comprehensive income	$73,046	$73,364	$57,780

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Shares				Capital in	Cumulative			Total	Non-
	Preferred	Common	Preferred	Common	Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	Stock	Stock	Stock	Stock	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2012	2,000	30,544	$38,500	$305	$510,236	$724,033	$152	$(810,125)	$463,101	$7	$463,108
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Issuance of common stock	—	4,152	—	42	175,556	—	—	—	175,598	—	175,598
Issuance of restricted stock	—	35	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	57,815	—	—	57,815	—	57,815
Vesting of restricted stock	—	—	—	—	2,591	—	—	—	2,591	—	2,591
Stock option exercises	—	22	—	—	523	—	—	—	523	—	523
Non-controlling interests preferred return	—	—	—	—	—	—	—	—	—	(7)	(7)
Preferred stock dividends	—	—	—	—	—	—	—	(3,272)	(3,272)	—	(3,272)
Common stock cash distributions ($1.91 per share)	—	—	—	—	—	—	—	(63,631)	(63,631)	—	(63,631)
Other	—	(7)	—	—	(252)	—	—	—	(252)	—	(252)
Balance—December 31, 2013	2,000	34,746	38,500	347	688,654	781,848	117	(877,028)	632,438	—	632,438
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Issuance of common stock	—	600	—	6	24,638	—	—	—	24,644	—	24,644
Issuance of restricted stock	—	95	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	73,399	—	—	73,399	—	73,399
Vesting of restricted stock	—	—	—	—	3,241	—	—	—	3,241	—	3,241
Vesting of stock options	—	—	—	—	12	—	—	—	12	—	12
Stock option exercises	—	45	—	1	1,070	—	—	—	1,071	—	1,071
Preferred stock dividends	—	—	—	—	—	—	—	(3,273)	(3,273)	—	(3,273)
Common stock cash distributions ($2.04 per share)	—	—	—	—	—	—	—	(71,158)	(71,158)	—	(71,158)
Other	—	(6)	—	—	(218)	—	—	—	(218)	—	(218)
Balance—December 31, 2014	2,000	35,480	38,500	355	717,396	855,247	82	(951,459)	660,121	—	660,121
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Issuance of restricted stock	—	92	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	73,081	—	—	73,081	—	73,081
Vesting of restricted stock	—	—	—	—	3,992	—	—	—	3,992	—	3,992
Vesting of stock options	—	—	—	—	14	—	—	—	14	—	14
Stock option exercises	—	3	—	—	79	—	—	—	79	—	79
Conversion of Series C Preferred Stock	(2,000)	2,000	(38,500)	20	38,480	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Common stock cash distributions ($2.07 per share)	—	—	—	—	—	—	—	(74,311)	(74,311)	—	(74,311)
Other	—	(27)	—	(1)	(1,284)	—	—	—	(1,285)	—	(1,285)
Balance—December 31, 2015	—	37,548	$—	$375	$758,676	$928,328	$47	$(1,028,224)	$659,202	$—	$659,202

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$73,081	$73,399	$57,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,431	25,529	24,706
Stock-based compensation expense	4,006	3,253	2,591
Impairment on real estate	2,250	—	—
Gain on sale of assets, net	(586)	(4,959)	(1,605)
Income from unconsolidated joint ventures	(1,819)	—	—
Income distributions from unconsolidated joint ventures	552	—	—
Straight-line rental income	(10,136)	(3,002)	(3,955)
Amortization of lease incentive	1,680	841	660
Provision for doubtful accounts	619	32	2,180
Non-cash interest related to contingent liabilities	409	18	256
Other non-cash items, net	985	779	726
(Increase) decrease in interest receivable	(3,939)	105	87
Increase in accrued interest payable	418	132	145
Net change in other assets and liabilities	5,390	(365)	3,519
Net cash provided by operating activities	102,341	95,762	87,125
INVESTING ACTIVITIES:
Investment in real estate properties	(206,340)	(11,650)	(19,040)
Investment in real estate developments	(25,929)	(34,135)	(23,605)
Investment in real estate capital improvements	(7,534)	(13,967)	(6,992)
Capitalized interest	(827)	(1,506)	(932)
Proceeds from sale of real estate, net	1,537	33,593	11,001
Investment in real estate mortgage loans receivable	(67,134)	(9,374)	(129,358)
Principal payments received on mortgage loans receivable	4,808	9,155	1,933
Investments in unconsolidated joint ventures	(23,042)	—	—
Payment of working capital reserve	(805)	—	—
Advances under notes receivable	(1,554)	(1,263)	(1,004)
Principal payments received on notes receivable	—	113	3,110
Net cash used in investing activities	(326,820)	(29,034)	(164,887)
FINANCING ACTIVITIES:
Bank borrowings	291,000	37,500	93,000
Repayment of bank borrowings	(170,500)	(58,500)	(187,500)
Proceeds from issuance of senior unsecured notes	200,000	30,000	70,000
Principal payments on senior unsecured notes	(29,167)	(4,167)	—
Principal payments on bonds payable	—	(2,035)	(600)
Payment of earn-out liabilities	—	—	(7,000)
Proceeds from common stock offering	—	24,644	176,260
Stock option exercises	79	1,071	523
Distributions paid to stockholders	(76,765)	(74,431)	(66,904)
Distributions paid to non-controlling interests	—	—	(7)
Financing costs paid	(1,178)	(2,132)	(171)
Other	(1,285)	(219)	(252)
Net cash provided by (used in) financing activities	212,184	(48,269)	77,349
(Decrease) increase in cash and cash equivalents	(12,295)	18,459	(413)
Cash and cash equivalents, beginning of period	25,237	6,778	7,191
Cash and cash equivalents, end of period	$12,942	$25,237	$6,778

Supplemental disclosure of cash flow information:
Interest paid	$16,078	$12,188	$10,466
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

LTC Properties, Inc. (or LTC), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (or REIT) that invests primarily in senior housing and health care properties through property lease transactions, mortgage loans and other investments.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes in presentation of Provision for doubtful accounts as a result of the application of accounting guidance for presentation of each major income statement caption prescribed by Regulation S-X and change in presentation of Debt issue cost as a result of early adoption of accounting guidance for presentation of debt issuance cost as a reduction from the carrying amount of debt liability. These adjustments are normal and recurring in nature.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Depreciation is computed principally by the straight‑line method for financial reporting purposes over the estimated useful lives of the assets, which range from 3 to 5 years for computers, 3 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

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

Debt Issuance Cost. In April 2015, FASB issued ASU No. 2015-03 (or ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (or ASU 2015-15). ASU 2015-15 allows debt issuance costs related to line of credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We have early adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2015 using the full retrospective method as required by these ASUs and we elected to present debt issuance costs related to our unsecured revolving line of credit as an asset on our consolidated balance sheet. As a result, $1,049,000 of debt issuance costs previously reported within “debt issuance costs” were reclassified to “Senior unsecured notes” line item on our consolidated balance sheet as of December 31, 2014.

Impairments.  Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the estimated fair value of assets as of the measurement date. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The FASB provides guidance for using fair value to measure assets and liabilities, the information used to measure fair value, and the effect of fair value measurements on earnings. The FASB emphasizes that fair value is a market‑based measurement, not an entity‑specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the FASB establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices).

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

The FASB requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. See Note 14. Fair Value Measurements for the disclosure about fair value of our financial instruments.

Consolidation.  At inception, and on an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly-owned by us for consolidation, first under the variable interest model, then under the voting model. Our evaluation considers all of our variable interests, including common or preferred equity ownership, loans, and other participating instruments. The variable interest model applies to entities that meet both of the following criteria:

• A legal structure been established to conduct business activities and to hold assets.

• The entity established has variable interests - i.e. it has equity ownership or other financial interests that change with changes in the fair value of the entity's net assets.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If an entity does not meet these criteria, or qualifies for a scope exception from the variable interest model, then we evaluate such entity under the voting model or apply other GAAP, including the cost or equity method of accounting.

A legal entity is determined to be a variable interest entity (or VIE) if it has any of the following three characteristics:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
2)	The equity holders, as a group lack the characteristics of a controlling financial interest, as evidenced by all of the following characteristics:

• The power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance;

• The obligation to absorb the entity's expected losses;

• The right to receive the entity's expected residual returns; or

3)	The entity is established with non-substantive voting rights (i.e. the entity is structured such that majority economic interest holder(s) have disproportionately few voting rights).

If any of the three characteristics of a VIE are met, we conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

If an entity is determined to be a variable interest entity VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits - that is (i) we have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

If a legal entity fails to meet any of the three of the characteristics of a VIE, we evaluate such entity under the voting interest model. Under the voting interest model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares or if we are the general partner or managing member of the entity and the limited partners or non-managing members do not have substantive participating, liquidation, or kick-out rights that preclude our presumption of control.

In February 2015, FASB issued ASU No. 2015-02 (or ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. This update modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, and eliminates the presumption that a general partner should consolidate a limited partnership. This update affects the consolidation analyses of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships. For public business entities, the update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of adopting this new guidance on our unconsolidated equity investments and other contractual relationships.

Investment in unconsolidated joint ventures. From time to time, we provide funding to third party operators for the acquisition, development and construction (or ADC) of a property. Under an ADC arrangement, we may participate

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the residual profits of the project through the sale or refinancing of the property. We evaluate the ADC arrangement to determine if it has characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. If we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. If we determine the ADC arrangement should be accounted for as an investment rather than a loan, we evaluate the  investment pursuant to ASC 805, Consolidation, to determine whether the ADC arrangement meets the definition of a VIE and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying joint venture. Distributions of operating profit from the joint ventures are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

We perform a quarterly evaluation of our investment in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, writes the investment down to its estimated fair value as of the measurement date.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For Federal tax purposes, depreciation is generally calculated using the straight‑line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight‑line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2015, the tax basis of our net depreciable assets exceeds our book basis by approximately $56,074,000 (unaudited), primarily due to an investment recorded as an acquisition for tax and a mortgage loan for GAAP.

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

Concentrations of Credit Risk.  Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage loans receivable, marketable debt securities and operating leases on owned properties. Our financial instruments, mortgage loans receivable and operating leases, are subject to the possibility of loss of carrying value as a result of the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instrument less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. In addition, we provide reserves for potential losses based upon management’s periodic review of our portfolio. See Note 3. Major Operators for further discussion of concentrations of credit risk from our tenants.

Discontinued Operations.  Properties classified as held‑for‑sale on the consolidated balance sheet include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Accordingly, we record reclassification adjustments to reflect properties sold subsequent to the respective consolidated balance sheet date as held‑for‑ sale in the prior period consolidated balance sheet. Properties held‑for‑sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held‑for‑sale once they have been classified as such. The operating results of real estate assets designated as held‑for‑sale are included in discontinued operations in the consolidated statement of income. In addition, all gains and losses from real estate sold are also included in discontinued operations.

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

Extraordinary Items. In January 2015, FASB issued ASU No. 2015-01 (or ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the separate classification, presentation and disclosure of extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We elected early adoption of ASU 2015-01 as of January 1, 2015. The adoption did not have a material impact on our consolidated financial statements.

Net Income Per Share.  Basic earnings per share is calculated using the weighted‑average shares of common stock outstanding during the period excluding common stock equivalents. Diluted earnings per share includes the effect of all dilutive common stock equivalents.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Segment Disclosures.  The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in senior housing and health care properties, including mortgage loans, property lease transactions and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision‑making purposes. Therefore, we have concluded that we operate as a single segment.

3. Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of December 31, 2015:

	Number of			Number of		Percentage of
	SNF	ALF	ROC	SNF	ALF	Total	Total
Operator	Centers	Communities	Communities	Beds	Units	Revenue (1)	Assets
Prestige Healthcare (2)	18	—	2	2,488	211	15.3%	15.9%
Brookdale Senior Living (3)	—	37	—	—	1,704	11.5%	6.2%
Senior Care Centers (2)	11	—	—	1,444	—	9.3%	9.5%
Senior Lifestyle Corporation(2)	—	27	—	—	1,631	9.3%	14.1%
Totals	29	64	2	3,932	3,546	45.4%	45.7%

(1)	Includes rental income and interest income from mortgage loans.

(2)	A privately held company.

(3)	A subsidiary of Brookdale Senior Living, Inc.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Brookdale Senior Living, Senior Care Centers, Senior Lifestyle Corporation or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us or our borrowers when it expires.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Information

	For the year ended
	December 31,
	2015	2014	2013
	(in thousands)
Non-cash investing and financing transactions:
Mortgage loan receivable applied against purchase price to acquire real estate (Note 5)	$10,600	$—	$—
Land conveyance applied to a mortgage and construction loan receivable (Note 5)	670	—	—
Contingent liabilities related to real estate investments ( Note 5)	1,847	—	—
Contingent liabilities related to lease incentives (Note 10)	8,013	3,240	—
Reclassification of pre-development loans ( Note 7)	1,035	304	479
Restricted stock issued, net of cancellations (Note 9)	1	1	—
Preferred stock conversion (Note 9)	38,500	—	—

5. Real Estate Investments

Owned Properties.  The following table summarizes our investment in owned properties at December 31, 2015 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$571,562	47.7%	96	—	5,187	$110.19
Skilled Nursing	522,123	43.6%	70	8,655	—	$60.33
Range of Care	43,907	3.7%	7	634	274	$48.36
Under Development(3)	41,608	3.5%	—	—	—	—
Other(4)	19,486	1.5%	2	118	—	—
Totals	$1,198,686	100.0%	175	9,407	5,461

(1)	We have investments in 28 states leased to 29 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes seven development projects, consisting of five MC communities with a total of 320 units, one 108-unit ILF community and an 89-unit combination ALF and MC community.

(4)

Includes one school, three parcels of land held‑for‑use and one behavioral health care hospital. The behavioral health care hospital has 2 skilled nursing beds and 116 medical hospital beds which represents a $78.39 investment per bed.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2015, we received $134,000 of contingent rental income. We received no contingent rental income for the years ended December 31, 2014 and 2013.

Acquisitions and Developments. The following table summarizes our investments for the twelve months ended December 31, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price(1)	Costs(2)	Costs	Properties	Beds/Units
Skilled Nursing(3)	$36,946	$87	$37,033	3	360
Assisted Living(4)	156,097	590	156,687	11	951
Other(5)	9,250	42	9,292	1	118
Land(6)	16,333	352	16,685	—	—
Totals	$218,626	$1,071	$219,697	15	1,429

(1)

As part of our acquisitions, we may commit to provide contingent payments to our sellers or lessees, upon properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable at acquisition, the contingent payment is recorded as a liability at estimated fair value calculated using a discounted cash flow analysis and is accreted to the settlement amount at the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease.

(2)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis ($161) and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress ($331). Additionally, transaction costs in the table above may differ from the acquisition costs line item in our consolidated statement of income ($614) as a result of transaction costs from prior year’s acquisitions ($35).

(3)

We purchased a property in Wisconsin by exercising our purchase option under a $10,600 mortgage and construction loan and equipped the property for $3,346. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054 lease incentive that will amortize as a yield adjustment over the life of the lease term. Also, we acquired two skilled nursing centers in Texas totaling 254 beds for an aggregate purchase price of $23,000.

(4)

Includes acquisition of a newly constructed 60-unit MC community for $14,250 including a $2,000 working capital reserve which was recorded similarly to an earn-out and valued at $1,847 using a discounted cash flow analysis. As a result, our basis in the property was recorded at $14,132 which includes capitalized transaction costs. Additionally, we agreed to provide the lessee an earn-out up to $300 upon the property achieving a sustainable stipulated rent coverage ratio. When the working capital reserve and earn-out payments are funded, cash rent will increase by the amounts funded multiplied by the lease rate in effect at the time. Also includes acquisition of a portfolio comprised of 10 independent, assisted living and memory care communities for $142,000 and we agreed to provide the lessee an incentive up to $10,000, upon the portfolio achieving a sustainable stipulated rent coverage ratio, which will increase cash rent by the amount funded multiplied by the lease rate in effect at the time.

(5)

We purchased a behavioral health care hospital in Nevada comprised of 116 medical hospital beds and 2 skilled nursing beds for $9,300. Also, as part of the agreement, we agreed to provide up to $3,000 for approved capital improvements.

(6)

We acquired five parcels of land and entered into development commitments up to an aggregate total of $70,298, including the land purchases, for the development of three MC communities totaling 198 units, a 108-unit IL community and an 89-unit combination AL and MC community. We also purchased a parcel of land we previously leased pursuant to a ground lease. Additionally, we acquired land and existing improvements on a 56-unit MC community and entered a development commitment up to a total of $13,524, including the land purchase, to complete the development of the MC community.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed above, during the twelve months ended December 31, 2015, we acquired a portfolio of 10 independent, assisted living and memory care communities totaling 891 units for $142,000,000 in a business combination. The unaudited pro forma revenue and net income of the combined entity is provided below as if the acquisition date had been January 1, 2014 (in thousands except per share amounts):

	2015	2014
Revenue	$143,414	$130,488
Net income	$74,567	$76,060
Basic earnings per common share:	$2.01	$2.09
Diluted earnings per common share:	$1.98	$2.06

Subsequent to December 31, 2015, we purchased a newly constructed 126-bed skilled nursing center in Texas for $16,000,000.

During the twelve months ended December 31, 2015, we sold a 112-bed skilled nursing center located in Texas for $1,600,000, resulting in net sales proceed of $1,537,000 and a net gain on sale of $586,000. Subsequent to December 31, 2015, we entered into a contingent purchase and sale agreement to sell a 36-unit closed assisted living community in Oregon for $1,500,000.  Simultaneously with the sale, we will enter into a mortgage loan agreement to provide up to $1,000,000 to the buyer. Accordingly, we expect to record a deferred gain on sale in the amount of approximately $120,000.

Subsequent to December 31, 2015, we entered into a contingent purchase and sale agreement to sell a 48-unit assisted living community in Florida for $1,750,000. We performed a recoverability analysis on the property as of December 31, 2015 using probability-weighted cash flows giving consideration to are-leasing scenario (in which the property would continue to be held-and-used) and a sale scenario (in which the property is sold pursuant to the contingent purchase and sale agreement) and determined that a portion of carrying value of the property was not recoverable. Accordingly, we recorded an impairment charge of $2,250,000 to write the property down to its estimated sale price at December 31, 2015.

 During the twelve months ended December 31, 2015, we completed the following development, expansion and improvement projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2015 Funding	Total Funding
Development	1	ALF	60	Colorado	$1,522	$10,703	(1)
Improvements	1	SNF	121	California	1,481	1,481
Improvements	1	SNF	196	Texas	522	522
Improvements	2	SNF	141	Tennessee	39	2,200
	5		518		$3,564	$14,906

(1)	The total funded amount includes acquired land of $1,425.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our investment commitments as of December 31, 2015 and amounts funded on our open development and improvement projects (excludes capitalized interest, dollar amounts in thousands):

		Total		Number	Number
	Investment	Commitment	Remaining	of	of
Type of Property	Commitment	Funded	Commitment	Properties	Beds/Units
Skilled Nursing(1)	$6,500	$1,253	$5,247	4	568
Assisted Living(2)	101,150	41,138	60,012	37	2,163
Other (3)	3,000	—	3,000	1	118
Totals	$110,650	$42,391	$68,259	42	2,849

(1)	Includes three commitments for renovation and expansion projects.

(2)

Includes the development of an IL community for $14,500, five MC communities for a total of $65,034 and one ALF/MC community for $16,535. Also, includes three commitments for renovation projects on 30 ALFs totaling $5,080.

(3)	Includes a commitment for renovation of a behavioral health care hospital.

Our construction in progress (or CIP) activity during the year ended December 31, 2015 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

	CIP				CIP
	Balance at		Capitalized	Conversions	Balance at
Type of Property	12/31/2014	Funded(1)	Interest	out of CIP	12/31/2015
Skilled nursing	$—	$1,649	$—	$(397)	$1,252
Assisted living	8,671	31,116	827	(9,901)	30,713
Total	$8,671	$32,765	$827	$(10,298)	$31,965

(1)

Excludes $8,048 of funding which was capitalized directly into building and includes the acquisition of the existing improvements of a 56-unit MC community for $6,315 and the reclass of three pre‑development loans with a total balance of $1,035 See Note 7. Notes Receivable for further discussion of pre‑development loans.

The following table summarizes our acquisitions during 2014 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs	Costs	Properties	Beds/Units
Assisted Living(1)	$9,800	$21	$9,821	1	48
Land(2)	1,850	—	1,850	—	—
Totals	$11,650	$21	$11,671	1	48

(1)	An assisted living community located in Colorado which was added to a master lease at an incremental initial cash yield of 6.5%.

(2)

We purchased a vacant parcel of land held-for-use in Michigan. Additionally, we purchased a vacant parcel of land in Illinois for $1,400 under a pipeline agreement whereby we have the opportunity to finance any senior housing development project or acquisition originated by an operator. The land was added to an existing master lease and we entered into development commitments in an amount up to $12,248 to fund the construction of a 66-unit memory care community.

During the twelve months ended December 31, 2014, we sold 16 assisted living communities with a total of 615 units. The sales price for the 16 properties was $26,465,000, resulting in net sales proceeds of $25,702,000. As a result, we recorded a gain of $3,819,000. During 2014, we also sold two assisted living communities located in Florida and Georgia with a total of 133 units, a school located in Minnesota, and a closed skilled nursing center for a combined sales price of $8,100,000, resulting in net sales proceeds of $7,891,000, and net gain on sale of $1,140,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the twelve months ended December 31, 2014, we completed the following development and improvement projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2014 Funding	Total Funding
Development	1	ALF	60	Colorado	$6,351	$9,689	(1)
Development	1	ALF	80	Texas	2,300	5,691	(1)
Development	1	SNF	143	Kentucky	10,579	20,904	(1)
Development	1	ALF	48	Colorado	7,257	8,744	(1)
Expansion/Renovation	1	ALF	72	Colorado	6,371	6,376
Expansion/Renovation	2	ALF	123	Colorado	5,091	5,095
Improvements	1	SNF	120	Florida	500	500
Improvements	2	SNF	235	New Mexico	319	1,746
	10		881		$38,768	$58,745

(1)	The total funded amount includes acquired land.

The following table summarizes our acquisitions for the twelve months ended December 31, 2013 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs	Costs	Properties	Beds/Units
Skilled Nursing(1)	$14,402	$58	$14,460	1	130
Land(2)	4,638	—	4,638	—	—
Totals	$19,040	$58	$19,098	1	130

(1)	A skilled nursing center located in Florida which was added to a master lease at an incremental initial cash yield of 8.75%.

(2)

We purchased three vacant parcels of land in Colorado for a total of $3,475 under a pipeline agreement whereby we have the opportunity to finance any senior housing development project or acquisition originated by an operator through May 2018 (unless earlier terminated as provided for therein). The land was added to an existing master lease and we entered into development commitments in an amount not to exceed $30,256 to fund the construction of three memory care communities, two with 60 units and the other with 48 units. We also purchased four parcels of land held-for-use in Michigan for $1,163.

During the year ended December 31, 2013, one of our lessees exercised its option to purchase six skilled nursing centers with a total of 230 beds located in Ohio for an all cash purchase price of $11,000,000. As a result, we recorded a $2,619,000 gain on sale. Also, during 2013, we sold a 47‑bed skilled nursing center in Colorado for $1,000 and recognized a loss of $1,014,000 on the sale.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the twelve months ended December 31, 2013, we completed the following construction projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2013 Funding		Total Funding
Development	1	ALF(1)	60	Colorado	$4,316		$9,850
Development	1	SNF(2)	120	Texas	5,065		8,635
Development	1	ALF	77	Kansas	8,081		9,675	(3)
	3		257		$17,462	(2)	$28,160

(1)	Represents a memory care community. The funded amount includes acquired land of $1,882.

(2)	This new property replaces a skilled nursing center in our existing portfolio.

(3)	The funded amount includes acquired land of $730.

Depreciation expense on buildings and improvements, including properties classified as held‑for‑sale, was $29,329,000, $25,424,000, and $24,568,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum base rents receivable under the remaining non‑cancelable terms of operating leases including the skilled nursing center acquired subsequent to December 31, 2015, and excluding the effects of straight‑line rent, amortization of lease inducement and renewal options are as follows (in thousands):

Annual Cash
Rent
2016	$118,326
2017	121,084
2018	121,191
2019	115,333
2020	116,981
Thereafter	642,408

Set forth in the table below are the components of the income from discontinued operations for the year ended December 31, 2013 (in thousands):

2013
Rental income	$1,123
Total revenues	1,123
Depreciation and amortization	(317)
General and administrative expenses	(1)
Total expenses	(318)
Income from discontinued operations	$805

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage Loans.  The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2015 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds(2)	Units(2)	Bed/Unit
Skilled Nursing	$204,742	93.2%	15	30	3,894	—	$52.58
Assisted Living	13,768	6.3%	3	8	—	270	$50.99
Other(3)	1,209	0.5%	1	—	—	—	n.a
Totals	$219,719	100.0%	19	38	3,894	270

(1)	We have investments in 8 states that include mortgages to 11 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes a parcel of land secured under a short-term mortgage loan.

At December 31, 2015, the mortgage loans had interest rates ranging from 7.3% to 13.9% and maturities ranging from 2016 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20‑year to 30‑year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During 2013, we funded the initial amount of $124,387,000 under a mortgage loan with a third‑party borrower, secured by 15 skilled nursing centers with a total of 2,058 beds in Michigan. The loan agreement provides for additional commitments of $12,000,000 for capital improvements and, under certain conditions and based on certain operating metrics and valuation thresholds achieved and sustained within the initial twelve years of the term, up to $40,000,000 of additional proceeds, for a total loan commitment of up to $176,387,000. During the year ended December 31, 2015, we funded the $40,000,000 of additional proceeds. During the years ending December 31, 2015 and 2014 we funded $6,259,000 and $3,337,000, respectively, under the $12,000,000 capital improvement commitment with $2,403,000 remaining as of December 31, 2015.

In addition, this mortgage loan provided the borrower a one‑time option to prepay up to 50% of the then outstanding loan balance without penalty. In January 2015, we amended this mortgage loan to provide up to an additional $20,000,000 in loan proceeds for the redevelopment of two properties securing the loan (increasing the total capital improvement commitment to $32,000,000 and the total loan commitment to $196,387,000). As a result, our remaining commitment under the aggregate $32,000,000 capital improvement commitment was $22,403,000 at December 31, 2015. Also, we conveyed, to borrower, two parcels of land held-for-use adjacent to these properties to facilitate the projects. The estimated fair value of these parcels of $670,000, based upon third-party appraisals, was recorded as a mortgage loan premium and will be amortized as a yield adjustment over the life of the lease. As partial consideration for the increased commitment and associated conveyance, the borrower forfeited their prepayment option.

During the year ended December 31, 2015, we originated an $11,000,000 mortgage loan with the same borrower, initially funding $9,500,000 with a commitment to fund the balance for approved capital improvement projects. The loan is secured by a 157-bed skilled nursing center in Michigan. Also, we originated another $20,000,000 mortgage loan with the same operator, initially funding $9,500,000 with a commitment to fund an additional $10,500,000, of which, we funded $5,500,000 subsequent to December 31, 2015. This loan is secured by a first lien mortgage encumbering two skilled nursing centers in Michigan totaling 273 beds. These mortgage loans bear interest at 9.41% for five years, escalating annually thereafter by 2.25% and have a 30-year term with interest-only payments for the initial three years. We have the option to purchase these properties under certain circumstances, including a change in regulatory environment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Furthermore, during the three months ended December 31, 2015, we originated a short-term loan in the amount of $1,208,000 to an existing operator. The loan is secured by a first lien mortgage encumbering a vacant parcel of land in Virginia and bears interest at 9%. Interest at the rate of 3% is payable at the beginning of each month commencing January 1, 2016, and interest at the rate of 6% shall accrue and is payable at the maturity date, February 28, 2016.

The following table summarizes our additional loan commitments as of December 31, 2015, and amounts funded under these mortgage loans (dollar amounts in thousands):

	Additional				Number	Number
	Loan	2015	Commitment	Remaining	of	of
Type of Property	Commitment	Funding	Funded	Commitment	Properties	Beds/Units
Skilled Nursing	$52,000	$6,565	$9,903	$42,097	18	2,488
Assisted Living	490	360	360	130	1	100
Totals	$52,490	$6,925	$10,263	$42,227	19	2,588

During the twelve months ended December 30, 2015, we amended an existing mortgage loan secured by a 100-unit independent living community in Arizona to provide up to $490,000 of additional proceeds for capital improvements. Also, during the twelve months ended December 31, 2015, we funded $360,000 under this amended mortgage loan and have a remaining commitment of $130,000.

At December 31, 2015 and 2014 the carrying values of the mortgage loans were $217,529,000 and $165,656,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2016	$8,653
2017	7,214
2018	8,383
2019	5,092
2020	1,065
Thereafter	189,312
Total	$219,719

During the twelve months ended December 31, 2015, 2014 and 2013, we received $2,321,000, $2,159,000, and $1,933,000, respectively in regularly scheduled principal payments. During 2015, we received $2,487,000 plus accrued interest related to the early payoff of two mortgage loans secured by a range of care community located in California and a skilled nursing center in Texas.

6. Investment in Unconsolidated Joint Ventures

During the year December 31, 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20,143,000 and have committed to provide an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be accrued to the extent of the common member’s capital account balance in the underlying JV (as determined in accordance with GAAP). As of December 31, 2015, the common member’s capital

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

account was reduced to $0, and we discontinued accrual of the preferred return. We will continue to evaluate our claim on the estimated net assets of the underlying joint venture quarterly. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption.

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

The JV is intended to be self-financing and other than our preferred capital contributions, we are not required to provide any direct and we are not entitled to share in the JV’s earnings or losses. As a result, we believe our maximum exposure to loss due to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered as a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the twelve months ended December 31, 2015, we recognized $1,819,000 in income from our preferred equity investment in the JV.  Additionally, during the twelve months ended December 31, 2015, we received $552,000 from our preferred equity investment in the JV.

Additionally, during the year ended December 31, 2015, we originated a $2,900,000 mezzanine loan to develop a 99-unit combination ALF, MC and ILF community. The loan matures on November 1, 2020 and bears interest at 10% for the first two years escalating to 12% until November 1, 2018 and, 15% thereafter. Interest is deferred for a period ending on the earlier of February 1, 2017 or the effective date of the certificate of occupancy. During this period, the borrower is not required to pay any interest, however the unpaid deferred interest will be added to the loan principal balance. In addition to the interest payments, the borrower is required to make cash flow participation payments. We have evaluated this ADC arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

7. Notes Receivable

Notes receivable consist of various loans, and line of credit agreements with certain operators. During 2015, we committed to fund five new working capital loans to existing operators as follows (dollar amounts in thousands):

	Total	Interest	Maturity
Type of Property	Commitment	Rate	Date
Assisted Living	$500	6.50%	2020
Under Development	400	12.00%	2017
Under Development	400	12.25%	2016
Under Development	400	12.00%	2017
Under Development	400	12.00%	2017
Totals	$2,100

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2015, we had eight loan and line of credit agreements with commitments totaling $2,725,000 and a remaining combined commitment balance of $2,317,000. The weighted average interest rate of these loan commitments is 9.9%. The following table summarizes our notes receivable activities for the fiscal years 2015, 2014 and 2013 (dollar amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Advances under notes receivable	$1,554	$1,263	$1,004
Principal payments received under notes receivable	—	(113)	(3,110)
Reclassed to real estate under development(1)	(1,035)	(304)	(479)
Net increase (decrease) in notes receivable	$519	$846	$(2,585)

(1)	Represents pre-development loans which matured due to land acquisitions and commencement of development projects.

8. Debt Obligations

The following table sets forth information regarding debt obligations by component as of December 31, 2015 and 2014 (dollar amounts in thousands):

		Year ended December 31,
		2015		2014
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings(2)	1.92%	$120,500	$479,500	$—	$400,000
Senior unsecured notes, net of debt issue costs	4.64%	451,372	33,333	280,584	n.a.
Total	4.07%	$571,872		$280,584

(1)	Represents weighted average of interest rate as of December 31, 2015.

(2)	Subsequent to December 31, 2015, we borrowed $32,000. Accordingly, we have $152,500 outstanding and $447,500 available for borrowing.

Bank Borrowings.  During the three months ended December 31, 2015, we exercised the $200,000,000 accordion feature under our Unsecured Credit Agreement increasing commitments to $600,000,000. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one‑year extension option at our discretion, subject to customary conditions. Based on our leverage ratios at December 31, 2015, the amended facility provides for interest annually at LIBOR plus 150 basis points and the unused commitment fee was 35 basis points.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2015 and 2014, we borrowed $291,000,000 and $37,500,000, respectively, under our Unsecured Credit Agreement. Additionally, during the years ended December 31, 2015 and 2014, we repaid $170,500,000 and $58,500,000, respectively, under our unsecured revolving line of credits. At December 31, 2015 and 2014, we were in compliance with all covenants.

Senior Unsecured Notes.  During 2015, we entered into a third amended and restated $200,000,000 private shelf agreement with Prudential Investment Management, Inc. (or Prudential) for a three-year term. After July 14, 2015 and for the balance of the term, the agreement provides for the possible issuance of additional senior unsecured fixed interest rate term notes up to the maximum availability upon us making our scheduled principal payments on existing notes then outstanding. Interest rates on any issuance under the shelf agreement will be set at a spread over applicable Treasury rates. Maturities of each issuance are at our election for up to 15 years from the date of issuance with a maximum average life of 12 years from the date of original issuance.  During the year ended December 31, 2015, we sold $100,000,000 senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or individually and collectively Prudential) with an annual fixed rate of 4.5% under this shelf agreement. These notes have periodic scheduled principal payments and will mature on July 31, 2026. Accordingly, we currently have $37,500,000 available for borrowing under this shelf agreement.

Also, during 2015, we entered into a $100,000,000 note purchase and private shelf agreement with AIG Asset Management (U.S.) LLC (or AIG) for a three-year term and we sold $100,000,000 senior unsecured term notes to affiliates of AIG with a coupon of 4.26%. These notes have periodic scheduled principal payments and will mature on November 20, 2028. As a result of the sale, our shelf agreement with AIG has been exhausted with no more availability. We used the proceeds from the Prudential and AIG notes to fund acquisitions and developments, to pay down our unsecured revolving line of credit and for general corporate purposes.

During 2014, we sold $30,000,000 senior unsecured term notes to Prudential. These notes bear interest at 4.5% and will mature on July 31, 2026.

During the year ended December 31, 2015 and 2014, we paid $29,167,000 and $4,167,000, respectively, in regularly scheduled principal payments.

Bonds Payable.  During 2014, we paid off a $1,400,000 multifamily tax‑exempt revenue bond that was secured by five assisted living communities in Washington. These bonds bore interest at a variable rate that reset weekly. During 2014, we paid $635,000 in regularly scheduled principal payments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled Principal Payments.  The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2015, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2016	2017	2018	2019	2020	Thereafter
Bank borrowings	$120,500	(1)	$—	$—	$120,500	$—	$—	$—
Senior unsecured notes	452,467	(2)	26,667	31,167	34,167	32,666	37,160	290,640
	$572,967		$26,667	$31,167	$154,667	$32,666	$37,160	$290,640

(1)

At December 31, 2015 we had $479,500 available for borrowing under our unsecured revolving line of credit. Subsequent to December 31, 2015, we borrowed $32,000. Accordingly, we have $152,500 outstanding and $447,500 available for borrowing.

(2)	Excludes debt issue costs of $1,095.

9. Equity

Preferred Stock.  Historically, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock was convertible into 2,000,000 shares of our common stock at $19.25 per share and dividends were payable quarterly. During the year ended December 31, 2015, the sole holder of our Series C Preferred stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of December 31, 2015.

Common Stock.    During the year ended December 31, 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our common shares. Sales of common shares will be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During 2015, we did not sell shares of common stock under our equity distribution agreement. At December 31, 2015, we had $200,000,000 available under this agreement.

 During 2014, we sold 600,000 shares of common stock at a price of $41.50 per share in a registered direct placement to certain institutional investors. The net proceeds of $24,644,000 were used to pay down amounts outstanding under our unsecured line of credit, to fund current developments and for general corporate purposes.

During 2015 and 2014, we acquired 26,993 shares and 5,324 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2015, we acquired 30,482 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

During 2013, we terminated our prior equity distribution agreement which allowed us to issue and sell, from time to time, up to $85,686,000 in aggregate offering price of our common shares. Sales of common shares were made by means of ordinary brokers’ transactions at market prices, in block transactions, or as otherwise agreed between us and our sales agents. During 2013, we sold 126,742 shares of common stock for $4,895,000 in net proceeds under our prior equity distribution agreement. In conjunction with the sale of common stock, we reclassified $662,000 of accumulated costs associated with the prior equity distribution agreement to additional paid in capital.

Available Shelf Registration.  On July 19, 2013, we filed an automatic shelf registration statement with the SEC to replace our prior shelf registration statement. The automatic shelf registration statement we filed in 2013 provides us with the capacity to publicly offer common stock, preferred stock, warrants, debt, depositary shares, or units. At December 31, 2015 we had availability of $575,100,000 under this automatic shelf registration statement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In advance of the three-year expiration of the automatic shelf registration statement we filed in 2013, we filed a new automatic shelf registration statement with the SEC on January 29, 2016 to provide us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units.

 Distributions.  We declared and paid the following cash dividends (in thousands):

	Year Ended
	December 31, 2015				December 31, 2014
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$2,454		$2,454		$3,273		$3,273
Common Stock	74,311	(1)	74,311	(1)	71,158	(2)	71,158	(2)
Total	$76,765		$76,765		$74,431		$74,431

(1)	Represents $0.17 per share per month for January through September 2015 and $0.18 per share per month for October through December 2015.

(2)	Represents $0.17 per share per month for the twelve months ended December 31, 2014.

In January 2016, we declared a monthly cash dividend of $0.18 per share on our common stock for the months of January, February and March 2016 payable on January 29, February 29 and March 31, 2016, respectively, to stockholders of record on January 21, February 19 and March 23, 2016, respectively.

Accumulated Other Comprehensive Income.    During prior years, we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, and retained the non‑investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and were therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non‑qualified or tainted which generally results in the “repurchase” by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At December 31, 2015 and 2014, accumulated other comprehensive income was $47,000 and $82,000, respectively.

Stock Based Compensation Plans.  During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the twelve months ended December 31, 2015, no stock options or restricted stock were granted under this plan.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock.  Restricted stock activity for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Outstanding, January 1	214,168	165,149
Granted	92,150	95,000
Vested	(118,331)	(45,981)
Canceled	(640)	—
Outstanding, December 31	187,347	214,168
Compensation expense for the year	$3,992,000	$3,241,000

During 2015 and 2014, we granted 92,150 and 95,000 shares of restricted common stock, respectively, under the 2008 Plan as follows:

		Price per
Year	No. of Shares	Share	Vesting Period
2015	65,750	$44.45	ratably over 3 years
	18,000	$42.30	ratably over 3 years
	8,400	$42.30	June 2, 2016
	92,150

2014	59,000	$36.81	ratably over 3 years
	3,000	$38.43	ratably over 3 years
	15,000	$40.05	ratably over 3 years
	10,500	$40.05	June 9, 2015
	7,500	$41.34	November 12, 2015
	95,000

Compensation expense recognized related to the vesting of restricted common stock for the twelve months ended December 31, 2015 was $3,992,000, compared to $3,241,000 for the same period in 2014. At December 31, 2015, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2016	102,060	$2,618,000
2017	57,367	1,416,000
2018	27,920	187,000
	187,347	$4,221,000

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options.  During 2015, we did not issue any stock options. During 2014, we issued 15,000 options to purchase common stock at an exercise price of $38.43 per share. These stock options vest ratably over a three-year period. The fair value of these options was estimated utilizing the Black-Scholes-Merton valuation model and assumptions as of the grant date. In determining the estimated fair value, the expected life assumption was three years, the volatility was 0.21, the risk free interest rate was 0.66% and the expected dividend yield was 5.31%. The fair value of the option granted was estimated to be $2.96. Nonqualified stock option activity for the years ended December 31, 2015 and 2014, was as follows:

			Weighted Average
	Shares		Price
	2015	2014	2015	2014
Outstanding, January 1	43,334	73,334	$29.16	$23.97
Granted	—	15,000	$—	$38.43
Exercised	(3,333)	(45,000)	$23.79	$23.79
Canceled	—	—	$—	$—
Outstanding, December 31	40,001	43,334	$29.60	$29.16
Exercisable, December 31(1)	30,001	28,334	$31.99	$24.25

(1)

The aggregate intrinsic value of exercisable options at December 31, 2015, based upon the closing price of our common shares at December 31, 2015, the last trading day of 2015, was approximately $494,000. Options exercisable at December 31, 2015 have a weighted average remaining contractual life of approximately 2.6 years.

The options exercised during 2015 and 2014 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2015	3,333	$23.79	$79,000	$140,000
2014	45,000	$23.79	$1,071,000	$1,840,000

(1)	As of the exercise dates.

We use the Black‑Scholes‑Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. The weighted average exercise share price of the options was $29.60 and $29.16 and the weighted average remaining contractual life was 2.6 and 2.7 years as of December 31, 2015 and 2014, respectively. Compensation expense related to the vesting of stock options for the twelve months ended December 31, 2015, was $14,000 compared to $12,000 for the same periods in 2014. The following table summarizes our scheduled number of stock option awards vesting and remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2016	5,000	$15,000
2017	5,000	3,000
	10,000	$18,000

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies

As part of our acquisitions, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable at acquisition, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During 2015 and 2014, we recorded non-cash interest expense of $409,000 and $18,000, respectively, related to these contingent liabilities and the fair value of our contingent payments was $12,722,000 at December 31, 2015.

At December 31, 2015, we had commitments as follows (in thousands):

	Investment		2015	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (Note 5)	$110,650	(1)	$40,334	$42,391	$68,259
Accrued incentives and earn-out liabilities	16,300		805	805	15,495
Lease incentives	4,202		587	620	3,582
Mortgage loans (Note 5)	52,490	(1)	6,925	10,263	42,227
Joint venture investments (Note 6)	28,550		23,043	23,043	5,507
Notes receivable (Note 7)	2,725		283	408	2,317
Totals	$214,917		$71,977	$77,530	$137,387

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand senior housing and health care properties.

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

11. Distributions

We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2015, 2014 and 2013 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2015	2014	2013
Ordinary taxable distribution	$1.690	$1.474	$1.534
Return of capital	0.357	0.196	0.313
Unrecaptured Section 1250 gain	0.023	0.370	0.058
Total	$2.070	$2.040	$1.905

12. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2015	2014	2013
Income from continuing operations	$73,081	$73,399	$55,405
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(480)	(465)	(381)
Income allocated to participating securities	(4)	(16)	(2)
Total net income allocated to participating securities	(484)	(481)	(383)
Less net income allocated to preferred stockholders:
Preferred stock dividends	(2,454)	(3,273)	(3,273)
Total net income allocated to preferred stockholders	(2,454)	(3,273)	(3,273)
Discontinued operations:
Income from discontinued operations	—	—	805
Gain on sale of assets, net	—	—	1,605
Total net income from discontinued operations	—	—	2,410
Net income available to common stockholders	70,143	69,645	54,159
Effect of dilutive securities:
Convertible preferred securities	2,454	3,273	—
Total effect of dilutive securities	2,454	3,273	—
Net income for diluted net income per share	$72,597	$72,918	$54,159

Shares for basic net income per share	35,590	34,617	33,111
Effect of dilutive securities:
Stock options	13	23	31

Convertible preferred securities	1,726	2,000	—
Total effect of dilutive securities	1,739	2,023	31
Shares for diluted net income per share	37,329	36,640	33,142

Basic net income per share	$1.97	$2.01	$1.64
Diluted net income per share(1)	$1.94	$1.99	$1.63

(1)	For the year ended December 31, 2013, the Series C Cumulative Convertible Preferred Stock was excluded from the computation of diluted net income per share as such inclusion would be anti‑dilutive.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2015
Revenues	$31,480	$32,387	$34,943	$37,393
Net income available to common stockholders	$16,611	$16,984	$18,708	$17,840
Net income per common share available to common stockholders:
Basic	$0.47	$0.48	$0.53	$0.49
Diluted	$0.47	$0.48	$0.52	$0.48
Dividends per share declared	$0.51	$0.51	$0.51	$0.54
Dividend per share paid	$0.51	$0.51	$0.51	$0.54
2014
Revenues	$29,438	$29,227	$29,541	$30,755
Net income available to common stockholders	$16,083	$17,338	$16,181	$20,043
Net income per common share available to common stockholders:
Basic	$0.47	$0.50	$0.47	$0.58
Diluted	$0.46	$0.50	$0.46	$0.57
Dividends per share declared	$0.51	$0.51	$0.51	$0.51
Dividend per share paid	$0.51	$0.51	$0.51	$0.51

NOTE:	Quarterly and year‑to‑date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

14. Fair Value Measurements

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amount of cash and cash equivalents approximates fair value because of the short‑term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2015 and 2014 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2015			At December 31, 2014
	Carrying			Carrying
	Value	Fair Value		Value	Fair Value
Mortgage loans receivable	$217,529	$257,335	(1)	$165,656	$198,977	(1)
Bank borrowings	120,500	120,500	(2)	—	—	(2)
Senior unsecured notes, net of debt issue costs	451,372	451,420	(3)	280,584	283,933	(3)
Contingent liabilities	12,722	12,722	(4)	3,258	3,258	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2015 and 2014 was 8.9% and 8.6%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2015 and 2014 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2015, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.35% for those maturing before year 2026 and 4.65% for those maturing at or beyond year 2026. At December 31, 2014, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.8% for those maturing before year 2020 and 4.55% for those maturing beyond year 2020.

(4)

Our contingent obligations under the accrued incentives and earn‑out liabilities are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At December 31, 2015 and December 31, 2014, the discount rate used to value our future cash outflow of the earn-out liability was 6.1% and 6.2%, respectively.

15. Subsequent Events

We had the following events occur subsequent to the balance sheet date.

Real Estate—Owned Properties:  We purchased a newly constructed 126-bed skilled nursing center in Texas for $16,000,000. Additionally, we entered into a contingent purchase and sale agreement to sell a 36-unit closed assisted living community in Oregon for $1,500,000.  Simultaneously with the sale, we will enter into a mortgage loan agreement to provide a mortgage loan of up to $1,000,000 to the buyer. Accordingly, we expect to record a deferred gain on sale in the amount of approximately $120,000. Additionally, we entered into a contingent purchase and sale agreement to sell a 48-unit assisted living community in Florida for $1,750,000. See Note 5.Real Estate Investments for further discussion of the sale of the Florida assisted living community.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt:  We borrowed $32,000,000 under our unsecured revolving line of credit. Accordingly, we have $152,500,000 outstanding and $447,500,000 available for borrowing.

Equity:    We filed an automatic shelf registration statement with the SEC on January 29, 2016. Also, we acquired 30,482 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Additionally, we declared a monthly cash dividend of $0.18 per share on our common stock for the months of January, February and March 2016, payable on January 29, February 29, and March 31, 2016, respectively, to stockholders of record on January 21, February 19, and March 23, 2016, respectively.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to
	beginning of	costs and	Charged to		Balance at end
Account Description	period	expenses	other accounts	Deductions(1)	of period
Year ended December 31, 2013
Loan loss reserves	$782	$1,274	$—	$(385)	$1,671
Straight-line rent receivable allowance	1,557	906	—	(922)	1,541
	$2,339	$2,180	$—	$(1,307)	$3,212
Year ended December 31, 2014
Loan loss reserves	$1,671	$2	$—	$—	$1,673
Straight-line rent receivable allowance	1,541	30	—	(840)	731
	$3,212	$32	$—	$(840)	$2,404
Year ended December 31, 2015
Loan loss reserves	$1,673	$517	$—	$—	$2,190
Straight-line rent receivable allowance	731	102	—	—	833
	$2,404	$619	$—	$—	$3,023

(1)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2015
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,033	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	1,503	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	3,038	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	2,545	1970	2005
042 Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,720	1973	1996
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	930	2013	2011
214 Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	730	2008	2004
247 Arlington, TX	—	1,016	13,649	—	1,016	13,649	14,665	2,448	2007	2011
171 Atlanta, GA	—	175	1,282	3	175	1,285	1,460	709	1968	1999
040 Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,760	1974	1996
221 Beaumont, TX	—	370	1,141	106	370	1,247	1,617	462	1950	2005
213 Beeville, TX	—	186	1,197	70	186	1,267	1,453	404	1974	2004
215 Benbrook, TX	—	480	2,121	102	480	2,223	2,703	798	1976	2005
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	1,880	2012	1993
256 Brownwood, TX	—	164	6,336	—	164	6,336	6,500	729	2011	2012
043 Carroll, IA	—	47	1,033	213	47	1,246	1,293	776	1969	1996
177 Chesapeake, VA	—	388	3,469	1,097	388	4,566	4,954	2,918	2007	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	1,967	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	2,163	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	2,232	1995	2001
268 Cold Spring, KY	—	2,050	21,496	—	2,050	21,496	23,546	1,145	2014	2012
253 Colton, CA	—	2,342	15,158	—	2,342	15,158	17,500	1,792	1990	2011
211 Commerce City, CO	—	236	3,217	167	236	3,384	3,620	1,299	1964	2004
212 Commerce City, CO	—	161	2,160	95	161	2,255	2,416	843	1967	2004
246 Crowley, TX	—	2,247	14,276	—	2,247	14,276	16,523	2,419	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	1,691	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	2,101	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	797	2014	2000
298 Fort Worth, TX	—	2,785	7,546	—	2,785	7,546	10,331	36	1998	2015
185 Gardner, KS	—	896	4,478	4,150	896	8,628	9,524	3,129	2011	1999
248 Granbury, TX	—	836	6,693	—	836	6,693	7,529	1,645	2008	2011
044 Granger, IA	—	62	1,356	221	62	1,577	1,639	948	1979	1996
205 Grapevine, TX	—	431	1,449	188	431	1,637	2,068	817	1974	2002
172 Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,484	1969	1999
250 Hewitt, TX	—	1,780	8,220	99	1,780	8,319	10,099	1,078	2008	2011
051 Houston, TX	—	365	3,769	1,598	365	5,367	5,732	3,133	1968	1996
054 Houston, TX	—	202	4,458	1,426	202	5,884	6,086	3,548	2007	1996
055 Houston, TX	—	202	4,458	1,359	202	5,817	6,019	3,432	2008	1996
208 Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	853	1987	2002
045 Jefferson, IA	—	86	1,883	296	86	2,179	2,265	1,289	1972	1996
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	3,321	2012	1993
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	4,898	1996	1996
226 Mesa, AZ	—	1,095	2,330	1,240	1,095	3,570	4,665	740	1979	2006
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	2,546	2004	2010
041 Montgomery, AL	—	242	5,327	115	242	5,442	5,684	3,184	1974	1996
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,045	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	1,442	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	—	1,015	11,109	12,124	2,225	2007	2011
046 Norwalk, IA	—	47	1,033	239	47	1,272	1,319	788	1975	1996
176 Olathe, KS	—	520	1,872	313	520	2,185	2,705	1,225	1968	1999
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	1,667	2005	2011
210 Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,607	1982	2004
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	4,846	1985	2000
047 Polk City, IA	—	63	1,376	153	63	1,529	1,592	928	1976	1996
094 Portland, OR	—	100	1,925	2,652	100	4,577	4,677	2,543	2007	1997
254 Red Oak, TX	—	1,427	17,173	—	1,427	17,173	18,600	1,933	2002	2012
124 Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	1,028	1976	2001
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	724	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2015
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements		Total(1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631		$7,199	$2,074	1975	2001
081 Sacramento, CA	—	220	2,929	1,481	220	4,410		4,630	1,775	2015	1997
085 Salina, KS	—	100	1,153	628	100	1,781		1,881	1,071	1985	1997
281 Slinger, WI	—	464	13,482	—	464	13,482		13,946	444	2014	2015
243 Stephenville TX	—	670	10,117	500	670	10,617		11,287	1,732	2009	2010
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430		9,500	1,418	1988	2010
225 Tacoma, WA	—	723	6,401	901	723	7,302		8,025	2,496	2009	2006
178 Tappahannock, VA	—	375	1,327	397	375	1,724		2,099	1,409	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748		14,401	894	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036		9,312	4,465	1992	2000
209 Tyler, TX	—	300	3,071	22	300	3,093		3,393	1,033	1974	2004
299 Weatherford, TX	—	836	11,902	—	836	11,902		12,738	47	1996	2015
Skilled Nursing Properties	—	46,086	433,844	42,193	46,086	476,037		522,123	119,772
Assisted Living Properties:
077 Ada, OK	—	100	1,650	—	100	1,650		1,750	805	1996	1996
136 Arlington, OH	—	629	6,973	—	629	6,973		7,602	2,524	1993	2001
105 Arvada, CO	—	100	2,810	6,960	100	9,770		9,870	1,861	2014	1997
063 Athens, TX	—	96	1,510	50	96	1,560		1,656	778	1995	1996
269 Aurora, CO	—	850	8,583	—	850	8,583		9,433	400	2014	2013
260 Aurora, CO	—	831	10,071	—	831	10,071		10,902	910	1999	2012
203 Bakersfield, CA	—	834	11,986	812	834	12,798		13,632	5,166	2002	2001
117 Beatrice, NE	—	100	2,173	—	100	2,173		2,273	1,014	1997	1997
137 Bexley, OH	—	306	4,196	—	306	4,196		4,502	1,520	1992	2001
278 Castle Rock, CO	—	759	9,041	—	759	9,041		9,800	218	2012	2014
160 Central, SC	—	100	2,321	—	100	2,321		2,421	898	1998	1999
263 Chatham, NJ	—	5,365	36,399	—	5,365	36,399		41,764	3,149	2002	2012
240 Daytona Beach, FL	—	900	3,400	(1,992)	900	1,408	(2)	2,308	558	1996	2010
292 De Forest, WI	—	485	5,568	—	485	5,568		6,053	60	2006	2015
156 Denison, IA	—	100	2,713	—	100	2,713		2,813	1,210	1998	1998
057 Dodge City, KS	—	84	1,666	4	84	1,670		1,754	874	1995	1995
083 Durant, OK	—	100	1,769	—	100	1,769		1,869	847	1997	1997
107 Edmond, OK	—	100	1,365	526	100	1,891		1,991	885	1996	1997
122 Elkhart, IN	—	100	2,435	—	100	2,435		2,535	1,118	1997	1997
155 Erie, PA	—	850	7,477	—	850	7,477		8,327	3,357	1998	1999
100 Fremont ,OH	—	100	2,435	—	100	2,435		2,535	1,143	1997	1997
267 Frisco, TX	—	1,000	5,154	—	1,000	5,154		6,154	286	2014	2012
163 Fort Collins, CO	—	100	2,961	3,405	100	6,366		6,466	1,471	2014	1999
170 Fort Collins, CO	—	100	3,400	4,622	100	8,022		8,122	1,642	2014	1999
132 Fort Meyers, FL	—	100	2,728	9	100	2,737		2,837	1,237	1998	1998
230 Fort Wayne, IN	—	594	3,461	731	594	4,192		4,786	939	1996	2009
229 Fort Worth, TX	—	333	4,385	1,028	333	5,413		5,746	1,635	2009	2008
167 Goldsboro, NC	—	100	2,385	1	100	2,386		2,486	859	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591		1,671	917	1995	1995
102 Greeley, CO	—	100	2,310	270	100	2,580		2,680	1,205	1997	1997
284 Green Bay, WI	—	1,660	19,079	—	1,660	19,079		20,739	231	2004	2015
164 Greenville, NC	—	100	2,478	2	100	2,480		2,580	1,005	1998	1999
062 Greenville, TX	—	42	1,565	29	42	1,594		1,636	804	1995	1996
161 Greenwood, SC	—	100	2,638	—	100	2,638		2,738	1,092	1998	1999
241 Gulf Breeze, FL	—	720	3,780	256	720	4,036		4,756	664	2000	2010
295 Jacksonville, FL	—	1,389	12,756	—	1,389	12,756		14,145	84	2015	2015
066 Jacksonville, TX	—	100	1,900	26	100	1,926		2,026	968	1996	1996
285 Kenosha, WI	—	936	12,361	—	936	12,361		13,297	114	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248		10,130	732	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688		9,888	537	2014	2013
148 Longmont, CO	—	100	2,640	—	100	2,640		2,740	1,183	1998	1998
060 Longview, TX	—	38	1,568	78	38	1,646		1,684	814	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703		12,614	1,034	2000	2012
114 Loveland, CO	—	100	2,865	270	100	3,135		3,235	1,449	1997	1997
068 Lufkin, TX	—	100	1,950	36	100	1,986		2,086	987	1996	1996

LTC PROPERTIES, INC.

SCHEDULE III

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2015
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
119 Madison, IN	—	100	2,435	—	100	2,435	2,535	1,133	1997	1997
061 Marshall, TX	—	38	1,568	479	38	2,047	2,085	1,051	1995	1995
293 McHenry, IL	—	1,289	28,976	—	1,289	28,976	30,265	300	2005	2015
058 McPherson, KS	—	79	1,571	4	79	1,575	1,654	908	1994	1995
239 Merritt Island, FL	—	550	8,150	88	550	8,238	8,788	1,338	2004	2010
104 Millville, NJ	—	100	2,825	—	100	2,825	2,925	1,323	1997	1997
286 Milwaukee, WI	—	818	8,014	—	818	8,014	8,832	86	2007	2015
231 Monroeville, PA	—	526	5,334	435	526	5,769	6,295	1,150	1997	2009
289 Neenah, WI	—	694	20,839	—	694	20,839	21,533	209	1991	2015
166 New Bern, NC	—	100	2,427	1	100	2,428	2,528	892	1998	1999
118 Newark, OH	—	100	2,435	—	100	2,435	2,535	1,133	1997	1997
123 Newport Richey, FL	—	100	5,845	664	100	6,509	6,609	3,366	1995	1998
074 Newport, OR	—	621	2,050	—	621	2,050	2,671	1,290	1996	1996
143 Niceville, FL	—	100	2,680	—	100	2,680	2,780	1,201	1998	1998
095 Norfolk, NE	—	100	2,123	—	100	2,123	2,223	1,004	1997	1997
290 Oshkosh, WI	—	1,525	9,192	—	1,525	9,192	10,717	192	2009	2015
291 Oshkosh, WI	—	475	7,364	—	475	7,364	7,839	77	2005	2015
232 Pittsburgh, PA	—	470	2,615	333	470	2,948	3,418	646	1994	2009
165 Rocky Mount, NC	—	100	2,494	1	100	2,495	2,595	943	1998	1999
141 Rocky River, OH	—	760	6,963	—	760	6,963	7,723	3,078	1998	1999
059 Salina, KS	—	79	1,571	4	79	1,575	1,654	908	1994	1995
084 San Antonio, TX	—	100	1,900	—	100	1,900	2,000	908	1997	1997
092 San Antonio, TX	—	100	2,055	—	100	2,055	2,155	977	1997	1997
288 Sheboygan, WI	—	1,168	5,382	—	1,168	5,382	6,550	64	2006	2015
149 Shelby, NC	—	100	2,805	2	100	2,807	2,907	1,257	1998	1998
150 Spring Hill, FL	—	100	2,650	—	100	2,650	2,750	1,188	1998	1998
103 Springfield, OH	—	100	2,035	270	100	2,305	2,405	1,074	1997	1997
162 Sumter, SC	—	100	2,351	—	100	2,351	2,451	933	1998	1999
140 Tallahassee, FL	—	100	3,075	—	100	3,075	3,175	1,381	1998	1998
098 Tiffin, OH	—	100	2,435	—	100	2,435	2,535	1,143	1997	1997
088 Troy, OH	—	100	2,435	306	100	2,741	2,841	1,292	1997	1997
080 Tulsa, OK	—	200	1,650	—	200	1,650	1,850	798	1997	1997
093 Tulsa, OK	—	100	2,395	—	100	2,395	2,495	1,135	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	1,422	2000	2010
075 Tyler, TX	—	100	1,800	—	100	1,800	1,900	876	1996	1996
202 Vacaville, CA	—	1,662	11,634	1,141	1,662	12,775	14,437	5,095	2002	2001
091 Waco, TX	—	100	2,235	—	100	2,235	2,335	1,060	1997	1997
096 Wahoo, NE	—	100	2,318	—	100	2,318	2,418	1,089	1997	1997
108 Watauga, TX	—	100	1,668	—	100	1,668	1,768	786	1996	1997
287 Waukesha, WI	—	992	15,183	—	992	15,183	16,175	139	2009	2015
109 Weatherford, OK	—	100	1,669	592	100	2,261	2,361	1,055	1996	1997
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	320	2015	2013
110 Wheelersburg, OH	—	29	2,435	—	29	2,435	2,464	1,133	1997	1997
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	871	2013	2012
076 Wichita Falls, TX	—	100	1,850	82	100	1,932	2,032	900	1996	1996
120 Wichita Falls, TX	—	100	2,750	—	100	2,750	2,850	1,287	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	644	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	758	2000	2012
138 Worthington, OH	—	—	6,102	—	—	6,102	6,102	5,287	1993	2001
139 Worthington, OH	—	—	3,402	—	—	3,402	3,402	2,959	1995	2001
099 York, NE	—	100	2,318	—	100	2,318	2,418	1,089	1997	1997
Assisted Living Properties	—	44,096	496,208	31,258	44,096	527,466	571,562	112,332
Range of Care Properties:
199 Brownsville, TX	—	302	1,856	835	302	2,691	2,993	970	2010	2004
168 Des Moines, IA	—	115	2,096	1,433	115	3,529	3,644	1,875	1972	1999
26A Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	4,878	2011	1996
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007	987	1963	2000
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686	1,112	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504	1,034	2001	2011
236 Wytheville, VA	—	647	12,692	—	647	12,692	13,339	3,174	1996	2010
Range of Care Properties	—	2,733	35,800	5,374	2,733	41,174	43,907	14,030

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2015
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	—	1,965	7,308	9,273		36	1994	2015
159 Trenton, NJ	—	100	6,000	3,170	100	9,170	9,270		5,095	1998	1998
Properties	—	2,065	13,308	3,170	2,065	16,478	18,543		5,131
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
999 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
Land	—	943	—	—	943	—	943		—
Other Properties	—	3,008	13,308	3,170	3,008	16,478	19,486		5,131
Properties Under Development:
277 Burr Ridge, IL	—	1,400	8,068	—	1,400	8,068	9,468		—	N/A	2014
279 Corpus Christi, TX	—	880	10,086	—	880	10,086	10,966		—	N/A	2015
296 Glenview, IL	—	2,800	690	—	2,800	690	3,490		—	N/A	2015
280 Murrells Inlet, SC	—	2,490	3,558	—	2,490	3,558	6,048		—	N/A	2015
294 Murrieta, CA	—	2,022	2,702	—	2,022	2,702	4,724		—	N/A	2015
282 Tinley Park, IL	—	702	3,987	—	702	3,987	4,689		—	N/A	2015
283 Wichita, KS	—	624	1,599	—	624	1,599	2,223		—	N/A	2015
Properties Under Development	—	10,918	30,690	—	10,918	30,690	41,608		—
	$—	$106,841	$1,009,850	$81,995	$106,841	$1,091,845	$1,198,686	(3)	$251,265

(1)

Depreciation is computed principally by the straight‑line method for financial reporting purposes which generally range of a life from 3 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

(2)

Subsequent to December 31, 2015, we entered into a contingent purchase and sale agreement to sell a 48-unit assisted living community in Florida for $1,750.  Accordingly, we recorded an impairment charge of $2,250 to write the property down to its estimated sale price at December 31, 2015.

(3)	As of December 31, 2015, our aggregate cost for Federal income tax purposes was $1,217,219.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$949,838	$937,617	$900,095
Acquisitions	206,340	11,650	19,040
Improvements	33,463	48,102	30,597
Conversion of mortgage loans into owned properties	10,600	—	—
Capitalized interest	827	1,506	932
Other non-cash items (See Note 4)	2,882	304	479
Conveyed land (See Note 4)	(670)	—	—
Cost of real estate sold	(2,344)	(49,341)	(13,526)
Impairment on real estate for sale	(2,250)	—	—
Ending balance	$1,198,686	$949,838	$937,617
Accumulated depreciation:
Balance at beginning of period	$223,315	$218,700	$198,548
Depreciation expense	29,329	25,424	24,568
Cost of real estate sold	(1,379)	(20,809)	(4,416)
Ending balance	$251,265	$223,315	$218,700

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds(3)	Interest Rate(1)	Maturity Date	Amount(2)	Service	Mortgages	2015	Interest
MI	15		2,058	9.53%	2043	$146,983	$1,371	$164,387	$174,653	$—
MI	1		157	9.41%	2045	8,825	74	9,500	9,806	—
MI	2		273	9.41%	2045	8,420	74	9,500	9,500	—
Various	20		1,676	7.21%-13.88%	2016-2019	21,366	386	37,380	23,570	—
	38	(4)	4,164			$185,594	$1,905	$220,767	$217,529	$—

(1)

Represents current stated interest rate. Generally, the loans have 30‑year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

(2)	Balloon payment is due upon maturity.
(3)

This number is based upon unit/bed counts shown on operating licenses provided to us by borrowers or units/beds as stipulated by mortgage documents. We have found during the years that these numbers often differ, usually not materially, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi‑patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de‑licensing of beds or in our opinion impact the value of the property, we would take action against the borrower to preserve the value of the property/collateral.

(4)	Includes 19 first‑lien mortgage loans as follows:

Number of Loans	Original loan amounts
11	$ 500 - $2,000
1	$2,001 - $3,000
2	$3,001 - $4,000
0	$4,001 - $5,000
1	$5,001 - $6,000
1	$6,001 - $7,000
3	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

Balance— December 31, 2012	$39,299
New mortgage loans	124,387
Other additions	4,971
Amortization of mortgage premium	(6)
Collections of principal	(1,933)
Foreclosures	—
Loan loss reserve	(1,274)
Other deductions	—
Balance— December 31, 2013	165,444
New mortgage loans	3,027
Other additions	6,347
Amortization of mortgage premium	(5)
Collections of principal	(9,155)
Foreclosures	—
Loan loss reserve	(2)
Other deductions	—
Balance— December 31, 2014	165,656
New mortgage loans	60,209
Other additions	6,925
Land conveyance	670
Amortization of mortgage premium	(6)
Collections of principal	(15,408)
Foreclosures	—
Loan loss reserve	(517)
Other deductions	—
Balance— December 31, 2015	$217,529

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LTC Properties, Inc.

We have audited LTC Properties, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2015 and 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of LTC Properties, Inc. and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 22, 2016

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end) under the headings “Proposal 1 Election of Directors,”  “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Summary Compensation Table,” “Director Compensation,” and “Compensation Committee Report.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2015 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

The exhibits required by Item 601 of Regulation S‑K are set forth in the index to exhibits of this annual report.

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated September 13, 2012)
3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated June 2, 2015)
10.1

Amended and Restated Credit Agreement dated as of October 14, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated October 14, 2014)

10.2

First Amendment to Amended and Restated Credit Agreement dated as of August 4, 2015 (incorporated by reference to Exhibit 10.3 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.3

Second Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated October 30, 2013 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1-11314) for the quarter ended September 30, 2013)

10.4

Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended March 31, 2015)

10.5

Fourth Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated August 4, 2015 (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.6

Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.7

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 5, 2015)

10.8

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 5, 2015)

10.9

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 5, 2015)

10.10+

Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.11+

Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.12+

Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.13+

Employment Agreement of Caroline (Wong) Chikhale, effective as of June 10, 2008 (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2013)

10.14+

Employment Agreement of Brent Chappell, effective as of June 10, 2013 (incorporated by reference to Exhibit 10.8 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2014)

10.15+

Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2014)

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

10.19	The 2015 Equity Participation Plan of LTC Properties, Inc. ((incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.’s Registration Statement on Form S-8 (File No. 333‑205115)
10.20	Form of Stock Option Agreement under the 2015 Equity Participation Plan
10.21	Form of Restricted Stock Agreement under the 2015 Equity Participation Plan
10.22

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
101

The following materials from LTC Properties, Inc.’s Form Annual Report on 10‑K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

+Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

LTC PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: February 22, 2016
	By:	/s/ Pamela J. Kessler PAMELA J. KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2016

/s/ Pamela J. Kessler PAMELA J. KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 22, 2016

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 22, 2016

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 22, 2016

/s/ JAMES J. PIECZYNSKI JAMES J. PIECZYNSKI	Director	February 22, 2016

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 22, 2016