Form 10-Q
period 2016-03-31
LTC PROPERTIES INC
filed 2016-05-02
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock outstanding on April 26, 2016 was 37,915,120.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2016

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Investments:
Land	$108,867	$106,841
Buildings and improvements	1,120,889	1,091,845
Accumulated depreciation and amortization	(259,237)	(251,265)
Real property investments, net	970,519	947,421
Mortgage loans receivable, net of loan loss reserve: 2016—$2,246; 2015—$2,190	223,053	217,529
Real estate investments, net	1,193,572	1,164,950
Investments in unconsolidated joint ventures	24,042	24,042
Investments, net	1,217,614	1,188,992

Other assets:
Cash and cash equivalents	24,280	12,942
Debt issue costs related to bank borrowing	2,605	2,865
Interest receivable	5,815	4,536
Straight-line rent receivable, net of allowance for doubtful accounts: 2016—$861; 2015—$833	45,492	42,685
Prepaid expenses and other assets	21,020	21,443
Notes receivable	2,024	1,961
Total assets	$1,318,850	$1,275,424
LIABILITIES
Bank borrowings	$161,000	$120,500
Senior unsecured notes, net of debt issue costs: 2016—$1,044; 2015—$1,095	447,256	451,372
Accrued interest	2,852	3,974
Accrued incentives and earn-outs	12,572	12,722
Accrued expenses and other liabilities	22,480	27,654
Total liabilities	646,160	616,222
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2016—37,915; 2015—37,548	379	375
Capital in excess of par value	772,677	758,676
Cumulative net income	948,186	928,328
Accumulated other comprehensive income	18	47
Cumulative distributions	(1,048,570)	(1,028,224)
Total equity	672,690	659,202
Total liabilities and equity	$1,318,850	$1,275,424

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$31,880	$26,678
Interest income from mortgage loans	6,578	4,607
Interest and other income	146	195
Total revenues	38,604	31,480
Expenses:
Interest expense	6,000	3,766
Depreciation and amortization	8,561	6,779
General and administrative expenses	4,457	3,499
Total expenses	19,018	14,044
Operating income	19,586	17,436
Income from unconsolidated joint ventures	272	116
Net income	19,858	17,552
Income allocated to participating securities	(101)	(123)
Income allocated to preferred stockholders	—	(818)
Net income available to common stockholders	$19,757	$16,611

Earnings per common share:
Basic	$0.53	$0.47
Diluted	$0.53	$0.47

Weighted average shares used to calculate earnings per common share:
Basic	37,446	35,277
Diluted	37,459	37,292

Dividends declared and paid per common share	$0.54	$0.51

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	March 31,
	2016	2015
Net income	$19,858	$17,552
Reclassification adjustment (Note 6)	(28)	(9)
Comprehensive income	$19,830	$17,543

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$19,858	$17,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,561	6,779
Stock-based compensation expense	990	982
Income from unconsolidated joint ventures	(272)	(116)
Income distributions from unconsolidated joint ventures	268	—
Straight-line rental income	(2,835)	(2,275)
Amortization of lease incentive	518	352
Provision for doubtful accounts	84	3
Non-cash interest related to contingent liabilities	149	55
Other non-cash items, net	291	215
Increase in interest receivable	(1,279)	(570)
Decrease in accrued interest payable	(1,122)	(1,084)
Net change in other assets and liabilities	(5,606)	(4,029)
Net cash provided by operating activities	19,605	17,864
INVESTING ACTIVITIES:
Investment in real estate properties	(16,000)	(13,031)
Investment in real estate developments	(13,439)	(5,041)
Investment in real estate capital improvements	(3,253)	(4,928)
Capitalized interest	(686)	(147)
Proceeds from sale of real estate, net	1,750	—
Investment in real estate mortgage loans receivable	(6,599)	(11,358)
Principal payments received on mortgage loans receivable	1,015	2,786
Investments in unconsolidated joint ventures	—	(20,143)
Payment of working capital reserve	(299)	—
Advances under notes receivable	(93)	(892)
Principal payments received on notes receivable	30	—
Net cash used in investing activities	(37,574)	(52,754)
FINANCING ACTIVITIES:
Bank borrowings	40,500	36,500
Principal payments on senior unsecured notes	(4,167)	(4,167)
Proceeds from issuance of common stock, net	14,637	—
Distributions paid to stockholders	(20,347)	(18,934)
Other	(1,316)	(329)
Net cash provided by financing activities	29,307	13,070
Increase (decrease) in cash and cash equivalents	11,338	(21,820)
Cash and cash equivalents, beginning of period	12,942	25,237
Cash and cash equivalents, end of period	$24,280	$3,417

Supplemental disclosure of cash flow information:
Interest paid	$6,807	$4,774
Mortgage loan receivable applied against purchase price to acquire real estate (Note 2)	$—	$10,600

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

1.General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in senior housing and health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and health care properties managed by experienced operators. Our primary senior housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements.

In February 2015, FASB issued ASU No. 2015-02 (or ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (or ASU) No. 2016-02 (or ASU 2016-02), Leases (Topic 842). ASU 2016-02 modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases by requiring lessees to recognize lease assets and lease liabilities. Under ASU 2016-02, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

In March 2016, FASB issued ASU No. 2016-07 (or ASU 2016-07), Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates retroactive adjustment of an investment upon an investment qualifying for the equity method of accounting and requires that the equity method investor to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09 (or ASU 2016-09), Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

2.Real Estate Investments

Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification (or collectively ALF). Range of care communities (or ROC) property classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2016 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$582,362	47.4%	96	—	5,205	$111.89
Skilled Nursing	540,240	43.9%	71	8,781	—	$61.52
Range of Care	43,907	3.6%	7	634	274	$48.36
Under Development(2)	43,761	3.6%	—	—	—	—
Other(3)	19,486	1.5%	2	118	—	—
Totals	$1,229,756	100.0%	176	9,533	5,479

(1)	We own properties in 28 states that are leased to 29 different operators.

(2)	Represents six development projects consisting of four MC communities with a total of 254 units, a 108-unit independent living community and an 89-unit combination ALF and MC community.

(3)

Includes one school, three parcels of land held-for-use, and one behavioral health care hospital. The behavioral health care hospital has two skilled nursing beds and 116 medical hospital beds which represents a $78.39 investment per bed.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility net patient revenues in excess of base amounts; or
(iv)	specific dollar increases.

Acquisitions and Development: The following table summarizes our investment for the three months ended March 31, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$40	$16,040	1	126

(1)

Represents cost associated with our acquisition; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, transaction costs in the table above may differ from the acquisition costs included in the general and administrative expenses line item in our consolidated statements of income ($90) due to the timing and recognition of costs associated with pending, completed and terminated transactions.

(2)	We acquired a newly constructed 126-bed skilled nursing center in Texas. The property was added to an existing master lease agreement at an incremental rate of 8.5%.

Subsequent to March 31, 2016, we purchased two memory care communities in Kansas totaling 120 units for an aggregate purchase price of $25,000,000. Simultaneously with the acquisition, the properties were added to an existing master lease agreement at an initial cash yield of 8.0%. Also, we agreed to pay up to $550,000 and $750,000 for lease inducement and capital improvements, respectively.

Additionally, we acquired a 60-unit memory care community in Kentucky for $14,250,000 and agreed to provide a contingent lease incentive of up to $300,000 upon satisfaction of certain coverage thresholds. The property was added to an existing master lease agreement at an initial incremental yield of 8.0%.

A summary of our funding for development and improvement projects for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three months ended March 31, 2016		Three months ended March 31, 2015
		Expansion,		Expansion,
		Renovation and		Renovation and
	Development	Improvements	Development	Improvements
Assisted Living Communities	$13,439	$1,135	$3,278	$3,093
Skilled Nursing Centers	—	2,118	1,763	1,835
	$13,439	$3,253	$5,041	$4,928

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes the development project completed during the three months ended March 31, 2016 and total amounts funded under the development project (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	Total Funding
Development	1	ALF	66	Illinois	$11,808

Our construction in progress (or CIP) activity during the three months ended March 31, 2016 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

	CIP				CIP
	Balance at		Capitalized	Conversions	Balance at
Type of Property	12/31/2015	Funded(1)	Interest	out of CIP	3/31/2016
Skilled nursing	$1,252	$2,117	$—	$(13)	$3,356
Assisted living	30,713	13,409	686	(10,352)	34,456
Total	$31,965	$15,526	$686	$(10,365)	$37,812

(1)	Excludes $1,165 of funding directly capitalized into building.

During the three months ended March 31, 2016, we sold a 48-unit assisted living community located in Florida for $1,750,000 which was previously written down to its estimated sale price in the fourth quarter of 2015.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2016 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds(2)	Units(2)	Bed/Unit
Skilled Nursing	$210,423	93.4%	13	28	3,676	—	$57.24
Assisted Living	13,667	6.1%	3	8	—	270	$50.62
Other(3)	1,209	0.5%	1	—	—	—	—
Totals	$225,299	100.0%	17	36	3,676	270

(1)	We have investments in properties located in eight states that include mortgages to 11 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes a parcel of land secured under a short-term mortgage loan.

At March 31, 2016, the mortgage loans had interest rates ranging from 7.3% to 13.9% and maturities ranging from 2016 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the three months ended March 31, 2016 and 2015, we received $513,000 and $2,285,000, respectively, plus accrued interest related to the payoff of three mortgage loans secured by two skilled nursing centers and a range of care community. During the three months ended March 31, 2016 and 2015, we received $502,000 and $501,000, respectively, in regularly scheduled principal payments.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

A summary of our mortgage loan funding for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three months ended March 31,
	2016 Funding	2015 Funding
Skilled Nursing Centers	$6,599	$11,358

Subsequent to March 31, 2016, we originated a $12,250,000 mortgage loan secured by a first lien mortgage encumbering two skilled nursing centers in Michigan totaling 216 beds. We funded $7,750,000 at closing, with a commitment to fund $4,500,000 for approved capital improvement projects. The loan has an initial term of 4 years and bears interest at 9.41%.

During the quarter ended March 31, 2015, we purchased and equipped a 106-bed skilled nursing center in Wisconsin for a total of $13,946,000 by exercising our purchase option under a $10,600,000 mortgage and construction loan. The property was added to an existing master lease at a lease rate equivalent to the interest rate in effect on the loan at the time the purchase option was exercised. Additionally, we paid the lessee a $1,054,000 lease inducement which will be amortized as a yield adjustment over the life of the lease term.

3.Investment in Unconsolidated Joint Ventures

During 2015, we made a preferred equity investment in an entity (the JV) that owns four properties providing independent, assisted living and memory care services. These properties are located in Arizona. At closing, we provided an initial preferred capital contribution of $20,143,000 and have committed to provide an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be accrued to the extent of the common member’s capital account balance in the underlying JV (as determined in accordance with GAAP).  As of March 31, 2016, the common member’s capital account was $0. Therefore, in accordance with GAAP, we did not accrue the deferred portion of the preferred return during the quarter ended March 31, 2016. We continue to evaluate our claim on the estimated net assets of the underlying joint venture quarterly. Any unpaid accrued preferred return, whether recorded or unrecorded by us, is due and payable upon redemption.

The JV is intended to be self-financing and other than our preferred capital contributions, we are not required to provide any direct support and we are not entitled to share in the JV’s earnings or losses. As a result, we believe our maximum exposure to loss due to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered as a variable interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the three months ended March 31, 2016, we recognized $272,000 in income from our preferred equity investment in the JV.  Additionally, during the three months ended March 31, 2016, we received $268,000 from our preferred equity investment in the JV.

Also, during 2015, we originated a $2,900,000 mezzanine loan to develop a 99-unit combination ALF, MC and ILF community. The loan matures on November 1, 2020 and bears interest at 10% for the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

first two years escalating to 12% until November 1, 2018 and, 15% thereafter. Interest is deferred for a period ending on the earlier of February 1, 2017 or the effective date of the certificate of occupancy. During this period, the borrower is not required to pay any interest; however, the unpaid deferred interest accrues to the loan principal balance. In addition to the interest payments, the borrower is required to make cash flow participation payments. We have evaluated this acquisition, development and construction (or ADC) arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

4.Notes Receivable

Notes receivable consists of various loans and line of credit agreements. The following table summarizes our notes receivable activities for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three months ended March 31,
	2016	2015
Advances under notes receivable	$93	$892
Principal payments received under notes receivable	(30)	-
Net increase in notes receivable	$63	$892

At March 31, 2016, we had six loans and line of credit agreements with on-going commitments totaling $2,600,000 and weighted average interest rate of 10.0%. As of March 31, 2016, we have remaining commitments of $2,224,000 under these commitments.

5.Debt Obligations

The following table sets forth information regarding debt obligations by component as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

		At March 31, 2016		At December 31, 2015
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings(2)	2.13%	$161,000	$439,000	$120,500	$479,500
Senior unsecured notes, net of debt issue costs	4.63%	447,256	37,500	451,372	33,333
Total	3.97%	$608,256		$571,872

(1)	Represents weighted average of interest rate as of March 31, 2016.

(2)

Subsequent to March 31, 2016, we borrowed an additional $37,000 under our unsecured revolving line of credit. Accordingly, we have $198,000 outstanding under our unsecured revolving line of credit with $402,000 available for borrowing.

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2016, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During the three months ended March 31, 2016 and 2015 we borrowed $40,500,000 and $36,500,000, respectively, under our Unsecured Credit Agreement. At March 31, 2016, we were in compliance with all covenants.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Subsequent to March 31, 2016, we borrowed an additional $37,000 under our unsecured revolving line of credit. Accordingly, we have $198,000 outstanding under our unsecured revolving line of credit with $402,000 available for borrowing.

Senior Unsecured Notes. During each of the three months ended March 31, 2016 and 2015, we paid $4,167,000 in regular scheduled principal payments. Subsequent to March 31, 2016, we locked rate under our Prudential shelf agreement on $37,500,000 senior unsecured notes with an annual fixed rate of 4.15% and anticipate selling the notes to Prudential on or around May 20, 2016. These notes have periodic scheduled principal repayments with a 12-year final maturity.

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2015	$659,202
Net income	19,858
Proceeds from common stock offering, net of fees and costs	14,327
Vesting of stock option and restricted common stock	990
Reclassification adjustment	(28)
Common stock dividends	(20,347)
Other	(1,312)
Balance at March 31, 2016	$672,690

Preferred Stock.    As of January 1, 2015, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock was convertible into 2,000,000 shares of our common stock at $19.25 per share and dividends were payable quarterly. During 2015, the sole holder of our Series C Preferred stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of March 31, 2016.

Common Stock. During 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the three months ended March 31, 2016, we sold 332,619 shares of common stock for $14,637,000 in net proceeds under our equity distribution agreements. In conjunction with the sale of common stock, we reclassified $310,000 of accumulated costs associated with the equity distribution agreements to additional paid in capital. At March 31, 2016, we had $185,102,000 available under these agreements. Also, during the three months ended March 31, 2016 and 2015, we acquired 30,910 shares and 4,609 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Available Shelf Registrations. We had an automatic shelf registration statement which was filed in 2013 and provided us with the capacity to publicly offer up to $800,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units. At December 31, 2015, we had availability of $575,100,000 under our effective shelf registration.

In advance of the three-year expiration of the automatic shelf registration statement we filed in 2013, we filed a new automatic shelf registration statement with the SEC on January 29, 2016 to provide

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under the automatic registration statement we filed in 2016 (until its expiration on January 29, 2019) in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended
	March 31, 2016				March 31, 2015
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$—		$—		$818		$818
Common Stock	20,347	(1)	20,347	(1)	18,116	(2)	18,116	(2)
Total	$20,347		$20,347		$18,934		$18,934

(1)	Represents $0.18 per share per month for the three months ended March 31, 2016.

(2)	Represents $0.17 per share per month for the three months ended March 31, 2015.

In April 2016, we declared a monthly cash dividend of $0.18 per share on our common stock for the months of April, May and June, payable on April 29, May 31, and June 30, 2016, respectively, to stockholders of record on April 21, May 23, and June 22, 2016, respectively.

Accumulated Other Comprehensive Income. At March 31, 2016 and December 31, 2015, accumulated comprehensive income of $18,000 and $47,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool. This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the three months ended March 31, 2016 and 2015, no stock options were granted or exercised under the 2015 Plan or 2008 Plan.

At March 31, 2016, we had 40,001 stock options outstanding of which 35,001 stock options are exercisable.  Compensation expense related to the vesting of stock options for each of the three months ended March 31, 2016 and 2015, were $4,000. At March 31, 2016, we had 5,000 unvested stock options. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2016 and 2017 is $11,000 and $3,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2015, we cancelled 640 shares of restricted stock under the 2008 Plan. During the three months ended March 31, 2016 and 2015, we granted 65,300 and 65,750 shares of restricted common stock under the 2015 Plan and 2008 Plan, respectively, as follows:

		Price per
Year	No. of Shares	Share	Vesting Period
2016	65,300	$43.24	ratably over 3 years
2015	65,750	$44.45	ratably over 3 years

Compensation expense recognized related to the vesting of restricted common stock for the three months ended March 31, 2016 and 2015 were $986,000 and $978,000, respectively. At March 31, 2016, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2016	44,480	$2,519,000
2017	77,663	2,335,000
2018	49,352	1,127,000
2019	21,771	78,000
	193,266	$6,059,000

7.Commitments and Contingencies

As part of our acquisitions, we may commit to provide contingent payments to the sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable at acquisition, the contingent payment is recorded as a liability at estimated fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive (included in the prepaid and other assets line item in our consolidated balance sheets) and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent payment obligations are evaluated quarterly, based on changes in estimates of future operating results and changes in market discount rates. During the three months ended March 31, 2016, we recorded non‑cash interest expense of $149,000 related to these contingent liabilities and the fair value of our contingent payments was $12,572,000 at March 31, 2016.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

At March 31, 2016, we had commitments as follows (in thousands):

				Total
	Investment		2016	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$98,402	(1)	$14,001	$47,124	$51,278
Accrued incentives and earn-out liabilities	16,300		299	1,104	15,196
Lease incentives	3,952		191	646	3,306
Mortgage loans (See Note 2)	46,990	(1)	1,099	11,362	35,628
Joint venture investments (See Note 3)	25,650		—	20,143	5,507
Notes receivable (See Note 4)	2,600		93	376	2,224
Totals	$193,894		$15,683	$80,755	$113,139

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand senior housing and health care properties.

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

8.Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of March 31, 2016:

	Number of			Number of		Percentage of
	SNF	ALF	ROC	SNF	ALF	Total	Total
Operator	Centers	Communities	Communities	Beds	Units	Revenue (1)	Assets
Prestige Healthcare (2)	18	—	2	2,606	93	16.3%	15.8%
Senior Lifestyle Corporation(2)	—	27	—	—	1,631	12.8%	13.6%
Brookdale Senior Living (3)	—	37	—	—	1,704	10.3%	5.9%
Senior Care Centers (2)	11	—	—	1,444	—	10.2%	9.1%
Totals	29	64	2	4,050	3,428	49.6%	44.4%

(1)	Includes rental income and interest income from mortgage loans.

(2)	A privately held company.

(3)	A subsidiary of Brookdale Senior Living, Inc.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation, Brookdale Senior Living, Senior Care Centers or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	March 31,
	2016	2015
Net income	$19,858	$17,552
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(101)	(123)
Total net income allocated to participating securities	(101)	(123)
Less net income allocated to preferred stockholders:
Preferred stock dividends	—	(818)
Total net income allocated to preferred stockholders	—	(818)
Net income available to common stockholders	19,757	16,611
Effect of dilutive securities:
Convertible preferred securities	—	818
Total effect of dilutive securities	—	818
Net income for diluted net income per share	$19,757	$17,429

Shares for basic net income per share	37,446	35,277
Effect of dilutive securities:
Stock options	13	15
Convertible preferred securities	—	2,000
Total effect of dilutive securities	13	2,015
Shares for diluted net income per share	37,459	37,292

Basic net income per share	$0.53	$0.47
Diluted net income per share	$0.53	$0.47

10.Fair Value Measurements

In accordance with the accounting guidance regarding the fair value option for financial assets and financial liabilities, entities are permitted to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses reported in earnings. We did not elect the fair value option for any of our financial assets and financial liabilities.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2016 and December 31, 2015 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2016			At December 31, 2015
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$223,053	$262,956	(1)	$217,529	$257,335	(1)
Bank borrowings	161,000	161,000	(2)	120,500	120,500	(2)
Senior unsecured notes, net of debt issue costs	447,256	450,129	(3)	451,372	451,420	(3)
Accrued incentives and earn-outs	12,572	12,572	(4)	12,722	12,722	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2016 and December 31, 2015 was 9.0% and 8.9%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at March 31, 2016 and December 31, 2015 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.30% for those maturing before year 2026 and 4.50% for those maturing at or beyond year 2026. At December 31, 2015, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.35% for those maturing before year 2026 and 4.65% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At March 31, 2016 and December 31, 2015, the discount rate used to value our accrued incentives and earn-outs was 6.0% and 6.1%, respectively.

11.Subsequent Events

Subsequent to March 31, 2016 the following events occurred.

Real Estate Investments: We purchased two memory care communities in Kansas totaling 120 units for an aggregate purchase price of $25,000,000. Simultaneously with the acquisition, the properties were added to an existing master lease agreement at an initial cash yield of 8.0%. Also, we agreed to pay up to $550,000 and $750,000 for lease inducement and capital improvements, respectively.

Additionally, we acquired a 60-unit memory care community in Kentucky for $14,250,000 and agreed to provide a contingent lease incentive of up to $300,000 upon satisfaction of certain coverage thresholds. The property was added to an existing master lease agreement at an initial incremental yield of 8.0%.

We also originated a $12,250,000 4-year term mortgage loan, funding $7,750,000 at closing, with a commitment to fund $4,500,000. Additionally, we amended an existing loan agreement to increase the remaining commitment from $1,500,000 to $5,500,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Debt Obligations: We borrowed an additional $37,000 under our unsecured revolving line of credit. Accordingly, we have $198,000 outstanding under our unsecured revolving line of credit with $402,000 available for borrowing. Also, we locked rate under our Prudential shelf agreement on $37,500,000 senior unsecured notes with an annual fixed rate of 4.15% and anticipate selling the notes to Prudential on or around May 20, 2016. These notes have periodic scheduled principal repayments with a 12-year final maturity.

Equity: We declared a monthly cash dividend of $0.18 per share on our common stock for the months of April, May and June, payable on April 29, May 31, and June 30, 2016, respectively, to stockholders of record on April 21, May 23, and June 22, 2016, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in senior housing and health care properties through acquisitions, development, mortgage loans and other investments. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and health care properties managed by experienced operators. Our primary senior housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. Range of care communities (or ROC) property classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. As of March 31, 2016, senior housing and long-term health care properties comprised approximately 99% of our real estate investment portfolio.  We have been operating since August 1992.

The following table summarizes our real estate investment portfolio as of March 31, 2016 (dollar amounts in thousands):

			Three Months Ended
		Percentage	March 31, 2016		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income	Income(1)	Revenues	Properties(2)	Beds(3)	Units(3)
Skilled Nursing	$750,663	51.6%	$15,525	$6,260	56.7%	99	12,457	—
Assisted Living	596,029	41.0%	14,557	296	38.6%	104	—	5,475
Range of Care	43,907	3.0%	1,469	—	3.8%	7	634	274
Under Development(4)	43,761	3.0%	—	—	—%	—	—	—
Other(5)	20,695	1.4%	329	—	0.9%	2	118	—
Totals	$1,455,055	100.0%	$31,880	$6,556	100.0%	212	13,209	5,749

(1)	Excludes interest income from mortgage loans paid off during 2016.

(2)	We have investments in 30 states leased or mortgaged to 35 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Represents six development projects consisting of four MC communities with a total of 254 units, a 108-unit independent living community and an 89-unit combination ALF and MC community.

(5)	Includes one school, four parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has two skilled nursing beds and 116 medical hospital beds.

As of March 31, 2016 we had $1.2 billion in carrying value of net real estate investments, consisting of $1.0 billion or 81.3% invested in owned and leased properties and $0.2 billion or 18.7% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2016, rental income and interest income from mortgage loans represented 82.6% and 17.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  This revenue is not recognized until the appropriate contingencies have been resolved. For the three months ended March 31, 2016, we recorded $2.8 million in straight-line rental income and $28,000 of straight-line rent receivable reserve. During the three months ended March 31, 2016, we received $29.4 million of cash rental revenue and recorded amortization of lease inducement cost of $0.5 million.  During the three months ended March 31, 2016, there were no lease renewals. At March 31, 2016, the straight-line rent receivable balance, net of reserves, on the balance sheet was $45.5 million.

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

At March 31, 2016, we had $24.3 million of cash on hand and $439.0 million available under our unsecured revolving line of credit. Subsequent to March 31, 2016, we borrowed an additional $37.0 million under our unsecured revolving line of credit. Accordingly, we have $402.0 million available under our unsecured revolving line of credit. At March 31, 2016, we also have the potential ability to access the capital markets through the issuance of $185.1 million of common stock under our equity distribution agreements and through the issuance of debt and/or equity securities under our effective shelf registration. As a result, we believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2015, CMS released its final skilled nursing facility prospective payment system update for fiscal year 2016, which began October 1, 2015. CMS projected that aggregate Medicare payments to skilled nursing facilities would increase by $430 million, or 1.2%, under the final rule. This increase reflected a 2.3% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.5 percentage point multifactor productivity adjustment.  On April 21, 2016, CMS released a proposed rule outlining its fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The proposed rule provides for a net market basket increase of 2.1 % beginning October 1, 2016.  This reflects a 2.6% market basket increase, reduced by a 0.5 percentage point multifactor productivity adjustment.CMS estimates that aggregate payments to skilled nursing facilities under the proposal would increase by approximately $800 million.  In addition,  CMS proposes four new measures for the quality reporting program for drug regimen review, average cost per Medicare beneficiary, re-hospitalization rate, and discharge to community rate. Public comments on the proposed rule will be accepted until June 20, 2016. On July 13, 2015, CMS released a proposed rule that would revise the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. The major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, binding arbitration agreements, infection control, residents’ rights, compliance and ethics programs, and several other areas. CMS estimates that the rule, if adopted as proposed, would impose an average cost of $46,491 per facility in the first year and $40,685 per facility in subsequent years, There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Key Transactions during the Quarter

During the three months ended March 31, 2016, we purchased a newly constructed 126-bed skilled nursing center in Texas for $16.0 million. Simultaneously with the acquisition, we added the property to an existing master lease agreement at an initial incremental cash yield of 8.5%.

Subsequent to March 31, 2016, we purchased two memory care communities in Kansas totaling 120 units for an aggregate purchase price of $25.0 million and added the properties to an existing master lease agreement at an initial cash yield of 8.0%. Also, we agreed to pay up to $0.6 million and $0.8 million for lease inducement and capital improvements, respectively.

Additionally, we acquired a 60-unit memory care community in Kentucky for $14.3 million and agreed to provide a contingent lease incentive of up to $0.3 million upon satisfaction of certain coverage thresholds. The property was added to an existing master lease agreement at an initial incremental yield of 8.0%.

Furthermore, we originated a $12.3 million 4-year term mortgage loan secured by a first lien mortgage encumbering two skilled nursing centers in Michigan totaling 216 beds. We funded $7.8 million at closing, with a commitment to fund $4.5 million for approved capital improvement projects.  The loan bears interest at 9.41% escalating annually by 2.25%. Also, we amended an existing loan agreement to increase the remaining commitment from $1.5 million to $5.5 million.

Subsequent to March 31, 2016, we borrowed an additional $37.0 million under our unsecured revolving line of credit. Accordingly, we have $198.0 million outstanding under our unsecured revolving line of credit with $402.0 million available for borrowing. Additionally, we locked rate under our Prudential shelf agreement on $37.5 million senior unsecured notes with an annual fixed rate of 4.15% and anticipate selling the notes to Prudential on or around May 20, 2016. These notes have periodic scheduled principal repayments with a 12-year final maturity.

During the three months ended March 31, 2016, we sold 332,619 shares of common stock for $14.6 million in net proceeds under our equity distribution agreements. In conjunction with the sale of common stock, we reclassified $0.3 million of accumulated costs associated with the equity distribution agreements to additional paid in capital. At March 31, 2016, we had $185.1 million available under these equity distribution agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit.

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

Concentration Risk. We evaluate by gross investment our concentration risk in terms of asset mix, investment mix, operator mix and geographic mix. Concentration risk is valuable to understand what portion of our investments could be at risk if certain sectors were to experience downturns. Asset mix measures the portion of our investments that are real property or mortgage loans. In order to qualify as an equity REIT, at least 75 percent of our total assets must be represented by real estate assets, cash, cash items and government securities. Investment mix measures the portion of our investments that relate to our various property classifications. Operator mix measures the portion of our investments that relate to our top five operators. Geographic mix measures the portion of our investment that relate to our top five states.

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/16	12/31/15	9/30/15	6/30/15	3/31/15
Asset mix:
Real property	$1,229,756	$1,198,686	$1,154,649	$989,163	$983,585
Loans receivable	225,299	219,719	206,541	206,092	165,300
Investment mix:
Skilled nursing centers	$750,663	$726,865	$692,971	$692,135	$650,932
Assisted living communities (1)	596,029	594,798	593,905	435,043	432,534
Range of care communities	43,907	43,907	43,907	43,907	43,907
Under development(1)	43,761	32,140	20,194	13,287	10,629
Other(2)	20,695	20,695	10,213	10,883	10,883
Operator mix:
Prestige Healthcare(2)	$213,690	$207,092	$194,725	$194,145	$152,885
Senior Lifestyle Corporation	200,357	199,349	199,349	57,349	57,349
Senior Care Centers	138,109	138,109	115,039	115,039	115,039
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Preferred Care	89,519	87,547	86,450	86,576	86,700
Remaining operators	686,389	659,317	638,636	615,155	609,921
Geographic mix:
Texas	$287,187	$270,759	$248,186	$247,168	$246,756
Michigan	201,501	194,902	182,535	181,955	140,696
Wisconsin	125,680	125,680	125,680	13,946	13,946
Colorado	114,924	114,924	114,924	114,924	114,701
Ohio	98,957	98,647	98,647	98,647	98,647
Remaining states	626,806	613,493	591,218	538,615	534,139

(1)

During the three months ended March 31, 2016, we completed the construction of a 66-unit assisted living community. Accordingly, this property was reclassified from “Under development” to “Assisted living property” for all periods presented.

(2)

We have four parcels of land as of March 31, 2016. Three parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige. During the third quarter of 2015, we conveyed to Prestige two parcels of land adjacent to two of the 15 properties secured under a mortgage loan and committed to provide additional loan proceeds for the expansion those two properties.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/16			12/31/15			9/30/15			6/30/15			3/31/15
Debt to gross asset value	38.5%		(1)	37.4%		(1)	35.3%		(1)	27.9%		(1)	25.5%
Debt & preferred stock to gross asset value	38.5%		(1)	37.4%		(4)	38.0%		(1)	30.9%		(1)	28.7%
Debt to market capitalization ratio	26.2%		(2)	26.1%		(5)	24.9%		(5)	19.0%		(8)	15.8%
Debt & preferred stock to market capitalization ratio	26.2%		(2)	26.1%		(6)	26.8%		(5)	21.1%		(8)	17.7%
Interest coverage ratio(9)	5.1	x	(3)	5.7	x	(7)	7.0	x	(7)	7.2	x		7.2	x
Fixed charge coverage ratio(9)	5.1	x	(3)	5.7	x	(7)	5.9	x	(7)	6.0	x		5.9	x

(1)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)

Increased primarily due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our equity distribution agreements as well as increase in stock price.

(3)	Decrease primarily due to increase in interest expense resulting from increase in outstanding debt.

(4)

Decreased primarily due to conversion of Series C Convertible Preferred Stock to common stock and increase in gross asset value from acquisitions, additional development and capital improvement funding partially offset by increase in outstanding debt.

(5)	Increased primarily due to the increase in outstanding debt partially offset by increase in market capitalization.

(6)

Decreased primarily due to increase in market capitalization resulting from conversion of Series C Convertible Preferred Stock to common stock and increase in stock price partially offset by increase in outstanding debt.

(7)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes.

(8)	Increased primarily due to decrease in market capitalization and increase in outstanding debt.

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

	Quarter Ended
	3/31/16		12/31/15		9/30/15		6/30/15		3/31/15
Net income	$19,858		$17,954		$19,647		$17,928		$17,552
Less: Gain on sale	—		(586)		—		—		—
Add: Impairment on real estate for sale	—		2,250		—		—		—
Add: Interest expense	6,000		5,581		4,296		3,854		3,766
Add: Depreciation and amortization	8,561		8,310		7,365		6,977		6,779
Total adjusted EBITDA	$34,419		$33,509		$31,308		$28,759		$28,097

Interest expense	$6,000		$5,581		$4,296		$3,854		$3,766
Add: Capitalized interest	686		346		184		150		147
Interest incurred	$6,686		$5,927		$4,480		$4,004		$3,913

Interest coverage ratio	5.1	x	5.7	x	7.0	x	7.2	x	7.2	x

Interest incurred	$6,686		$5,927		$4,480		$4,004		$3,913
Preferred stock dividends	—		—		818		818		818
Total fixed charges	$6,686		$5,927		$5,298		$4,822		$4,731

Fixed charge coverage ratio	5.1	x	5.7	x	5.9	x	6.0	x	5.9	x

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

Operating Results

Three months ended March 31, 2016 compared to three months ended March 31, 2015 (amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015	Difference
Revenues:
Rental income	$31,880	$26,678	$5,202	(1)
Interest income from mortgage loans	6,578	4,607	1,971	(2)
Interest and other income	146	195	(49)
Total revenues	38,604	31,480	7,124

Expenses:
Interest expense	6,000	3,766	(2,234)	(3)
Depreciation and amortization	8,561	6,779	(1,782)	(1)
General and administrative expenses	4,457	3,499	(958)	(4)
Total expenses	19,018	14,044	(4,974)

Operating income	19,586	17,436	2,150
Income from unconsolidated joint ventures	272	116	156	(5)
Net income	19,858	17,552	2,306
Income allocated to participating securities	(101)	(123)	22
Income allocated to preferred stockholders	—	(818)	818	(6)
Net income available to common stockholders	$19,757	$16,611	$3,146

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)	Increased primarily due to mortgage originations and capital improvement funding under certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)

Increased primarily due to increased borrowing under our Senior Unsecured Notes and unsecured revolving line of credit partially offset by increase in capitalized interest related to development projects.

(4)	Increased primarily due to additional expenditures related to increased investment activity.

(5)

Increased due to full quarter impact of preferred return from our investment in an unconsolidated joint venture entered into during the first quarter of 2015 partially offset by non-accrual of the deferred portion of the preferred return.

(6)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016		2015
GAAP net income available to common stockholders	$19,757		$16,611
Add: Depreciation and amortization	8,561		6,779
NAREIT FFO attributable to common stockholders	$28,318		$23,390
NAREIT FFO attributable to common stockholders per share:
Basic	$0.76		$0.66
Diluted	$0.76	(1)	$0.65	(2)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	37,446		35,277
Diluted	37,640	(3)	37,529	(4)

(1)	Includes the effect of the participating securities.

(2)	Includes the effect of the participating securities and the convertible preferred securities.

(3)	Diluted weighted average shares used to calculate FFO per share for the three months ended March 31, 2016 includes the effect of stock option equivalents and participating securities.

(4)

Diluted weighted average shares used to calculate FFO per share for the three months ended March 31, 2015 includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Liquidity and Capital Resources

Our primary sources of cash include rent and interest receipts, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of

Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the three months ended March 31, 2016 (in thousands):

Cash provided by (used in):
Operating activities	$19,605
Investing activities	(37,574)
Financing activities	29,307
Increase in cash and cash equivalents	11,338
Cash and cash equivalents, beginning of period	12,942
Cash and cash equivalents, end of period	$24,280

Operating Activities. At March 31, 2016, our gross real estate investment portfolio (before accumulated depreciation and amortization) consisted of $1.2 billion invested primarily in owned senior housing and health care properties and mortgage loans of approximately $0.2 billion (prior to deducting a $2.2 million reserve). Our portfolio consists of investments in 99 skilled nursing centers, 104 assisted living communities, seven range of care communities, one behavioral health care hospital, one school, six parcels of land under development and four parcels of land held-for-use. These properties are located in 30 states. Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification. Range of care communities consist of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

For the three months ended March 31, 2016, we recorded $2.8 million in straight-line rental income and a reserve of $28,000 on our straight-line rent receivable. During the three months ended March 31, 2016, we received $29.4 million of cash rental revenue and recorded amortization of lease inducement cost of $0.5 million. During the three months ended March 31, 2016, there were no lease renewals. At March 31, 2016, the straight-line rent receivable balance, net of reserves, on the balance sheet was $45.5 million.

As part of our acquisitions, we may commit to provide contingent payments to the sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable at acquisition, the contingent payment is recorded as a liability at the estimated fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates. During the three months ended March 31, 2016, we recorded non‑cash interest expense of $0.1 million related to these contingent liabilities and the fair value of our contingent payments was $12.6 million, at March 31, 2016.

Investing Activities. For the three months ended March 31, 2016, our investing activities were as follows:

Real Estate Investments – Owned Properties. The following table summarizes our acquisition during the three months ended March 31, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$40	$16,040	1	126

(1)

Represents cost associated with our acquisition; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, transaction costs in the table above may differ from the acquisition costs included in the general and administrative expenses line item in our consolidated statement of income ($90) due to the timing and recognition of costs associated with pending, completed and terminated transactions.

(2)	We acquired a newly constructed 126-bed skilled nursing center in Texas. The property was added to an existing master lease agreement at an incremental rate of 8.5%.

Subsequent to March 31, 2016, we purchased two memory care communities in Kansas totaling 120 units for an aggregate purchase price of $25.0 million. Simultaneously with the acquisition, the properties were added to an existing master lease agreement at an initial cash yield of 8.0%. Also, we agreed to pay up to $0.6 million and $0.8 million for lease inducement and capital improvements, respectively.

Additionally, we acquired a 60-unit memory care community in Kentucky for $14.3 million and agreed to provide a contingent lease incentive of up to $0.3 million upon satisfaction of certain coverage thresholds. The property was added to an existing master lease agreement at an initial incremental yield of 8.0%.

A summary of our funding for development and improvement projects for the three months ended March 31, 2016 is as follows (in thousands):

	Three months ended March 31, 2016
		Expansion,
		Renovation and
	Development	Improvements
Assisted Living Communities	$13,439	$1,135
Skilled Nursing Centers	—	2,118
	$13,439	$3,253

The following table summarizes the development project completed during the three months ended March 31, 2016 and total amounts funded under the development project (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	Total Funding
Development	1	ALF	66	Illinois	$11,808

Our construction in progress (or CIP) activity during the three months ended March 31, 2016 for our development, redevelopment, renovation, and expansion projects is as follows (dollar amounts in thousands):

	CIP				CIP
	Balance at		Capitalized	Conversions	Balance at
Type of Property	12/31/2015	Funded(1)	Interest	out of CIP	3/31/2016
Skilled nursing	$1,252	$2,117	$—	$(13)	$3,356
Assisted living	30,713	13,409	686	(10,352)	34,456
Total	$31,965	$15,526	$686	$(10,365)	$37,812

(1)	Excludes $1,165 of funding directly capitalized into building.

During the three months ended March 31, 2016, we sold a 48-unit assisted living community located in Florida for $1.8 million which was previously written down to its estimated sale price in the fourth quarter of 2015.

Real Estate Investments – Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2016 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds(2)	Units(2)	Bed/Unit
Skilled Nursing	$210,423	93.4%	13	28	3,676	—	$57.24
Assisted Living	13,667	6.1%	3	8	—	270	$50.62
Other(3)	1,209	0.5%	1	—	—	—	—
Totals	$225,299	100.0%	17	36	3,676	270

(1)	We have investments in properties located in eight states that include mortgages to 11 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes a parcel of land secured under a short-term mortgage loan.

During the three months ended March 31, 2016, we received $0.5 million plus accrued interest related to the payoff of two mortgage loans secured by two skilled nursing centers located in Texas. Also, during the three months ended March 31, 2016, we received $0.5 million in regularly scheduled principal payments.

A summary of our mortgage loan funding for the three months ended March 31, 2016 is as follows (in thousands):

Three months ended March 31,
2016 Funding
Skilled Nursing Centers	$6,599

Subsequent to March 31, 2016, we originated a $12.3 million mortgage loan secured by a first lien mortgage encumbering two skilled nursing centers in Michigan totaling 216 beds. We funded $7.8 million at closing, with a commitment to fund $4.5 million for approved capital improvement projects.  The loan has an initial term of four years and bears interest at 9.41%. Upon the properties achieving certain coverage thresholds, we have the option to provide additional funding of $8.0 million and extend the loan maturity to January 2045.

Investment in Unconsolidated Joint Ventures. We have a preferred equity investment in an entity (the JV) that owns four properties located in Arizona providing independent, assisted living and memory care services. We provided an initial preferred capital contribution of $20.1 million and have a commitment to provide an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption. During the three months ended March 31, 2016, we recognized $0.3 million in income and received $0.3 million from our preferred equity investment in the JV.

Notes Receivable. The following table summarizes our notes receivable activities for the three months ended March 31, 2016 (dollar amounts in thousands):

Advances under notes receivable	$93
Principal payments received under notes receivable	(30)
Net increase in notes receivable	$63

At March 31, 2016, we had six loans and line of credit agreements with commitments totaling $2.6 million and a weighted average interest rate of 10%. As of March 31, 2016, we have remaining commitments of $2.2 million under these agreements.

Financing Activities. For the three months ended March 31, 2016, our financing activities were as follows:

Debt Obligations. The following table sets forth information regarding debt obligations by component as of March 31, 2016 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings(2)	2.13%	$161,000	$439,000
Senior unsecured notes, net of debt issue costs	4.63%	447,256	37,500
Total	3.97%	$608,256	$476,500

(1)	Represents weighted average of interest rate as of March 31, 2016.

(2)

Subsequent to March 31, 2016, we borrowed an additional $37,000 under our unsecured revolving line of credit. Accordingly, we have $198,000 outstanding under our unsecured revolving line of credit with $402,000 available for borrowing.

During the three months ended March 31, 2016, we borrowed $40.5 million under our Unsecured Credit Agreement. At March 31, 2016, we were in compliance with all covenants. Subsequent to March 31, 2016, we borrowed an additional $37.0 million under our unsecured revolving line of credit. Accordingly, we have $198.0 million outstanding under our unsecured revolving line of credit with $402.0 million available for borrowing.

During the three months ended March 31, 2016, we paid $4.2 million in regular scheduled principal payments under our Senior Unsecured Notes. Subsequent to March 31, 2016, we locked rate under our Prudential shelf agreement on $37.5 million senior unsecured notes with an annual fixed rate of 4.15% and anticipate selling the notes to Prudential on or around May 20, 2016. These notes have periodic scheduled principal repayments with a 12-year final maturity.

Equity. During 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the three months ended March 31, 2016, we sold 332,619 shares of common stock for $14.6 million in net proceeds under our equity distribution agreements. In conjunction with the sale of common stock, we reclassified $0.3 million of accumulated costs associated with the equity distribution agreements to additional paid in capital. At March 31, 2016, we had $185.1 million available under these agreements. Also, during the three months ended March 31, 2016, we acquired 30,910 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

During the three months ended March 31, 2016, we declared and paid the following cash dividends (in thousands):

	Declared	Paid
Common Stock(1)	$20,347	$20,347

(1)	Represents $0.18 per share per month for the three months ended March 31, 2016.

In April 2016, we declared a monthly cash dividend of $0.18 per share on our common stock for the months of April, May and June, payable on April 29, May 31, and June 30, 2016, respectively, to stockholders of record on April 21, May 23, and June 22, 2016, respectively.

During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaced the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the three months ended March 31, 2016, no stock options were granted or exercised under the 2015 Plan.

At March 31, 2016, we had 40,001 stock options outstanding of which 35,001 stock options are exercisable. Compensation expense related to the vesting of stock options for the three months ended March 31, 2016 was $4,000. At March 31, 2016, we had 5,000 unvested stock options. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2016 and 2017 is $11,000 and $3,000, respectively.

During the three months ended March 31, 2016, we granted 65,300 shares of restricted common stock under the 2015 Plan as follows:

	Price per
No. of Shares	Share	Vesting Period
65,300	$43.24	ratably over 3 years

Compensation expense recognized related to the vesting of restricted common stock for the three months ended March 31, 2016 was $1.0 million. At March 31, 2016, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number	Remaining
	of	Compensation
Vesting Date	Awards	Expense
2016	44,480	$2,519,000
2017	77,663	2,335,000
2018	49,352	1,127,000
2019	21,771	78,000
	193,266	$6,059,000

Available Shelf Registrations. We had an automatic shelf registration statement which was filed in 2013 and provided us with the capacity to publicly offer up to $800.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. In advance of the three-year expiration of the automatic shelf registration statement we filed in 2013, we filed a new automatic shelf registration statement with the SEC on January 29, 2016 to provide us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under the automatic registration statement we filed in 2016 (until its expiration on January 29, 2019) in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Liquidity. We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable. The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the senior housing and health care properties we own or that are pledged to us. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing senior housing and health care facilities, ability to control rising operating costs, and the potential for significant reforms in the health care industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the senior housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

At March 31, 2016, we had $24.3 million of cash on hand, $439.0 million available under our unsecured revolving line of credit. Subsequent to March 31, 2016, we borrowed an additional $37.0 million under our unsecured revolving line of credit. Accordingly, we have $402.0 million available under our unsecured revolving line of credit. At March 31, 2016, we also have the potential ability to access the capital markets through the issuance of $185.1 million of common stock under our equity distribution agreements and through the issuance of debt and/or equity securities under our effective shelf registration.

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

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2016. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2016, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended March 31, 2016 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1 - January 31, 2016	7,980	$43.53	—	—
February 1 - February 29, 2016	22,930	$42.09	—	—
March 1 - March 31, 2016	—	$—	—	—
Total	30,910		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K filed September 14, 2012)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K filed on June 5, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 2, 2016	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)