Form 10-Q
period 2016-06-30
LTC PROPERTIES INC
filed 2016-08-01
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock outstanding on July 28, 2016 was 39,221,681.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2016

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Investments:
Land	$113,746	$106,741
Buildings and improvements	1,168,370	1,082,675
Accumulated depreciation and amortization	(260,971)	(246,170)
Operating real estate property, net	1,021,145	943,246
Properties held-for-sale, net of accumulated depreciation and amortization: 2016—$5,248; 2015—$5,095	4,022	4,175
Real estate property investments, net	1,025,167	947,421
Mortgage loans receivable, net of loan loss reserve: 2016—$2,346; 2015—$2,190	232,897	217,529
Real estate investments, net	1,258,064	1,164,950
Investments in unconsolidated joint ventures	24,036	24,042
Investments, net	1,282,100	1,188,992

Other assets:
Cash and cash equivalents	17,756	12,942
Debt issue costs related to bank borrowings	2,375	2,865
Interest receivable	7,087	4,536
Straight-line rent receivable, net of allowance for doubtful accounts: 2016—$880; 2015—$833	47,373	42,685
Prepaid expenses and other assets	21,119	21,443
Notes receivable	2,315	1,961
Total assets	$1,380,125	$1,275,424
LIABILITIES
Bank borrowings	$122,000	$120,500
Senior unsecured notes, net of debt issue costs: 2016—$1,066; 2015—$1,095	484,734	451,372
Accrued interest	4,046	3,974
Accrued incentives and earn-outs	13,717	12,722
Accrued expenses and other liabilities	24,885	27,654
Total liabilities	649,382	616,222
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2016—39,069; 2015—37,548	391	375
Capital in excess of par value	829,228	758,676
Cumulative net income	970,366	928,328
Accumulated other comprehensive income	13	47
Cumulative distributions	(1,069,255)	(1,028,224)
Total equity	730,743	659,202
Total liabilities and equity	$1,380,125	$1,275,424

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$33,072	$27,116	$64,952	$53,794
Interest income from mortgage loans	6,811	5,053	13,389	9,660
Interest and other income	113	218	259	413
Total revenues	39,996	32,387	78,600	63,867
Expenses:
Interest expense	6,750	3,854	12,750	7,620
Depreciation and amortization	8,907	6,977	17,468	13,756
Provision for doubtful accounts	118	429	202	432
Transaction costs	4	14	94	62
General and administrative expenses	4,117	3,938	8,400	7,386
Total expenses	19,896	15,212	38,914	29,256
Operating income	20,100	17,175	39,686	34,611
Income from unconsolidated joint ventures	278	753	550	869
Gain on sale of real estate, net	1,802	—	1,802	—
Net income	22,180	17,928	42,038	35,480
Income allocated to participating securities	(105)	(126)	(206)	(249)
Income allocated to preferred stockholders	—	(818)	—	(1,636)
Net income available to common stockholders	$22,075	$16,984	$41,832	$33,595

Earnings per common share:
Basic	$0.58	$0.48	$1.11	$0.95
Diluted	$0.58	$0.48	$1.11	$0.94

Weighted average shares used to calculate earnings per common share:
Basic	37,969	35,299	37,707	35,288
Diluted	38,164	37,311	37,720	37,302

Dividends declared and paid per common share	$0.54	$0.51	$1.08	$1.02

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$22,180	$17,928	$42,038	$35,480
Reclassification adjustment (Note 6)	(5)	(8)	(33)	(17)
Comprehensive income	$22,175	$17,920	$42,005	$35,463

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$42,038	$35,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,468	13,756
Stock-based compensation expense	2,019	2,081
Gain on sale of assets, net	(1,802)	—
Income from unconsolidated joint ventures	(550)	(869)
Income distributions from unconsolidated joint ventures	1,027	—
Straight-line rental income	(5,454)	(4,453)
Amortization of lease incentive	977	735
Provision for doubtful accounts	202	432
Non-cash interest related to contingent liabilities	315	109
Other non-cash items, net	605	445
Increase in interest receivable	(2,551)	(1,532)
Increase in accrued interest payable	72	18
Net change in other assets and liabilities	(3,532)	(2,243)
Net cash provided by operating activities	50,834	43,959
INVESTING ACTIVITIES:
Investment in real estate properties	(67,896)	(14,357)
Investment in real estate developments	(26,331)	(7,806)
Investment in real estate capital improvements	(4,087)	(5,949)
Capitalized interest	(942)	(297)
Proceeds from sale of real estate, net	8,474	—
Investment in real estate mortgage loans receivable	(17,128)	(52,847)
Principal payments received on mortgage loans receivable	1,598	3,482
Investments in unconsolidated joint ventures	(480)	(20,143)
Payment of working capital reserve	(1,434)	—
Advances under notes receivable	(414)	(1,254)
Principal payments received on notes receivable	60	—
Net cash used in investing activities	(108,580)	(99,171)
FINANCING ACTIVITIES:
Bank borrowings	77,500	82,000
Repayment of bank borrowings	(76,000)	(1,500)
Proceeds from issuance of senior unsecured notes	37,500	—
Principal payments on senior unsecured notes	(4,167)	(4,167)
Proceeds from common stock offering	70,885	—
Stock option exercises	159	79
Distributions paid to stockholders	(41,031)	(37,883)
Financing costs paid	(112)	(165)
Other	(2,174)	(338)
Net cash provided by financing activities	62,560	38,026
Increase (decrease) in cash and cash equivalents	4,814	(17,186)
Cash and cash equivalents, beginning of period	12,942	25,237
Cash and cash equivalents, end of period	$17,756	$8,051

Supplemental disclosure of cash flow information:
Interest paid	$12,047	$7,145
Contingent Liabilities related to real estate investments	$2,000	$—
Mortgage loan receivable applied against purchase price to acquire real estate (Note 2)	$—	$10,600
Reclassification of pre-development loans (Note 4)	$—	$316

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

1.General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending.  We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property classification and form of investment.

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for a full year.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes as a result of the application of accounting guidance for properties classified as held-for-sale.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements.

In August 2014, the FASB issued FASB ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update define management’s responsibility under GAAP to evaluate when and how substantial doubt about the organization’s ability to continue as a going concern should be disclosed in the financial statement footnotes. This ASU expands disclosure requirements about principal conditions or events that raise substantial doubt. It also requires disclosing management’s evaluation of the significance of those conditions or events in relationship to the organization’s ability to meet its obligations, and management’s plans that are intended to either alleviate substantial doubt or to mitigate conditions or events that raise substantial doubt. ASU 2014-15 is effective

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

for annual periods ending after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements or Disclosures.

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

In March 2016, FASB issued ASU No. 2016-07 (or ASU 2016-07), Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates retroactive adjustment of an investment upon an investment qualifying for the equity method of accounting and requires the equity method investor to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2016 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$649,818	50.3%	101	—	5,511	$117.91
Skilled Nursing	534,822	41.4%	69	8,546	—	$62.58
Range of Care	43,907	3.4%	7	634	274	$48.36
Under Development(2)	43,353	3.4%	—	—	—	—
Other(3)	19,486	1.5%	2	118	—	—
Totals	$1,291,386	100.0%	179	9,298	5,785

(1)	We own properties in 28 states that are leased to 28 different operators.

(2)

Represents five development projects consisting of three memory care communities with a total of 198 units, a 108-unit independent living community and an 89-unit combination assisted living and memory care community.

(3)

Includes one school, three parcels of land held-for-use, and one behavioral health care hospital. The behavioral health care hospital has two licensed skilled nursing beds and 116 acute care hospital beds which represents a $78.39 investment per bed.

Owned properties are leased pursuant to non-cancelable operating leases generally with an initial term of 10 to 15 years. Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. Many of the leases contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year that are generally computed in one of four ways depending on specific provisions of each lease:

(i)	a specified percentage increase over the prior year’s rent, generally between 2.0% and 3.0%;
(ii)	a calculation based on the Consumer Price Index;
(iii)	as a percentage of facility net patient revenues in excess of base amounts; or
(iv)	specific dollar increases.

Acquisitions and Development: The following table summarizes our acquisitions for the six months ended June 30, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	346	53,896	4	270
Totals	$69,550	$391	$69,941	5	396

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, transaction costs may include costs related to the prior year due to timing and terminated transactions.

(2)	We acquired a newly constructed 126-bed skilled nursing center in Texas.

(3)

We acquired a newly constructed memory care community in Kentucky for $14,250 including a $2,000 holdback, a newly constructed assisted living and memory care community in Georgia for $14,300 and two memory care communities in Kansas for an aggregate purchase price of $25,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our acquisitions for the six months ended June 30, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs	Costs	Properties	Beds/Units
Skilled Nursing(1)	$13,946	$—	$13,946	1	106
Land(2)	11,011	78	11,089	—	—
Totals	$24,957	$78	$25,035	1	106

(1)	We purchased and equipped the property by exercising our purchase option under a $10,600 mortgage and construction loan.

(2)

We acquired parcels of land and entered into three development commitments in an amount not to exceed $42,922, including the land purchases, for the development of a MC, an ILF and a combination ALF and MC. Additionally, we acquired land and existing improvements on a MC and entered a development commitment up to $12,182 to complete the development of the property.

The following table summarizes our investment in development and improvement projects for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30, 2016		Six months ended June 30, 2015
		Expansion,		Expansion,
		Renovation and		Renovation and
	Development	Improvements	Development	Improvements
Assisted Living Communities	$26,331	$1,293	$5,976	$3,609
Skilled Nursing Centers	—	2,794	1,830	2,340
	$26,331	$4,087	$7,806	$5,949

The following table summarizes our completed projects during the six months ended June 30, 2016 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	Total Funding
Development	1	ALF	66	Illinois	$12,178
Development	1	ALF	56	Texas	12,712
	2		122		$24,890

During the six months ended June 30, 2016, we sold a 48-unit assisted living community located in Florida for $1,750,000 which was previously written down to its estimated sale price in the fourth quarter of 2015. Additionally, we sold two skilled nursing centers in Texas for an aggregate price of $6,750,000. As a result of this sale, we recognized a net gain on sale of $1,802,000.

Subsequent to June 30, 2016, we sold a school in New Jersey for $3,850,000 and recorded a net loss on sale in the amount of $192,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2016 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$220,465	93.7%	13	29	3,788	—	$58.20
Assisted Living	13,569	5.8%	3	8	—	270	$50.26
Other(2)	1,209	0.5%	1	—	—	—	—
Totals	$235,243	100.0%	17	37	3,788	270

(1)	We have investments in properties located in seven states that include mortgages to 10 different operators.

(2)	Includes a parcel of land secured under a short-term mortgage loan.

At June 30, 2016, the mortgage loans had interest rates ranging from 7.3% to 13.8% and maturities ranging from 2016 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

During the six months ended June 30, 2016, we received $645,000 plus accrued interest from the payoff of three mortgage loans secured by three skilled nursing centers. During the same period in 2015, we received $2,487,000 plus accrued interest related to the payoff of two mortgage loans secured by a skilled nursing center and a range of care community. During the six months ended June 30, 2016 and 2015, we received $953,000 and $995,000, respectively, in regularly scheduled principal payments.

The following table summarizes our mortgage loan origination and funding for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
	Origination/Funding	Origination/Funding
Skilled Nursing Centers	$17,128	$52,847

During the six months ended June 30, 2015, we purchased and equipped a 106-bed skilled nursing center in Wisconsin for a total of $13,946,000 by exercising our purchase option under a $10,600,000 mortgage and construction loan.

3.Investment in Unconsolidated Joint Ventures

During 2015, we made a preferred equity investment in an entity (the JV) that owns four Arizona properties providing independent, assisted living and memory care services. At closing, we provided an initial preferred capital contribution of $20,143,000 and have committed to provide an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return will be accrued to the extent of the common member’s capital account balance in the underlying JV (as determined in accordance with GAAP).  We did not accrue the deferred portion of the preferred return during the six months ended June 30, 2016. We continue to evaluate our claim on the estimated net assets of the underlying joint venture quarterly. Any

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

unpaid accrued preferred return, whether recorded or unrecorded by us, is due and payable upon redemption.

The JV is intended to be self-financing and other than our preferred capital contributions, we are not required to provide any direct support and we are not entitled to share in the JV’s earnings or losses. As a result, we believe our maximum exposure to loss due to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered as a variable interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the second quarter of 2016, we provided an additional preferred capital contribution of $480,000. Accordingly, we have a remaining preferred capital contribution commitment of $5,027,000. During the six months ended June 30, 2016, we recognized $550,000 in income and received $1,027,000 of cash from our preferred equity investment in the JV.

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

4.Notes Receivable

Notes receivable consists of various loans and line of credit agreements. The following table summarizes our notes receivable activities for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six months ended June 30,
	2016	2015
Advances under notes receivable	$414	$1,254
Principal payments received under notes receivable	(60)	-
Reclassed to real estate under development	-	(316)
Net increase in notes receivable	$354	$938

At June 30, 2016, we had six loans and line of credit agreements with on-going commitments totaling $2,525,000. As of June 30, 2016, we have remaining commitments of $2,228,000 under these agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.Debt Obligations

The following table sets forth information regarding debt obligations by component as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

		At June 30, 2016		At December 31, 2015
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	1.96%	$122,000	$478,000	$120,500	$479,500
Senior unsecured notes, net of debt issue cost	4.60%	484,734	40,000	451,372	33,333
Total	4.07%	$606,734		$571,872

(1)	Represents weighted average of interest rate as of June 30, 2016.

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2016, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During the six months ended June 30, 2016 and 2015 we borrowed $77,500,000 and $82,000,000, respectively, under our Unsecured Credit Agreement. Additionally, we repaid $76,000,000 and $1,500,000, respectively, under our unsecured revolving line of credits. At June 30, 2016, we were in compliance with all covenants.

Subsequent to June 30, 2016, we repaid $41,000,000 under our unsecured revolving line of credit. Accordingly, we have $81,000,000 outstanding under our unsecured revolving line of credit with $519,000,000 available for borrowing.

Senior Unsecured Notes. During the three months ended June 30, 2016, we sold $37,500,000 senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and will mature in 2028. Additionally, we amended our agreement with AIG Asset Management (U.S.) LLC (or AIG) which provides for the possible issuance of up to an additional $40,000,000 unsecured notes. Subsequent to June 30, 2016, we sold $40,000,000 senior unsecured term notes to affiliated insurance company investment advisory clients of AIG with a coupon of 3.99%. The notes have an average 10-year life, fixed interest rate and will mature in 2031.

Subsequent to June 30, 2016, we paid $12,500,000 in regular scheduled principal payments to Prudential. Accordingly, we have $12,500,000 available under our shelf agreement with Prudential.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2015	$659,202
Net income	42,038
Proceeds from common stock offering, net of offering costs	70,563
Stock-based compensation expense	2,019
Stock option exercise	159
Reclassification adjustment	(33)
Common stock dividends	(41,031)
Other	(2,174)
Balance at June 30, 2016	$730,743

Preferred Stock.    We had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock was convertible into 2,000,000 shares of our common stock at $19.25 per share and dividends were payable quarterly. During 2015, the sole holder of our Series C Preferred stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of June 30, 2016.

Common Stock. During 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the six months ended June 30, 2016, we sold 1,490,394 shares of common stock for $70,885,000 in net proceeds under our equity distribution agreements. In conjunction with the sale of common stock, we reclassified $322,000 of accumulated costs associated with the equity distribution agreements to additional paid in capital. At June 30, 2016, we had $127,853,000 available under these agreements. Subsequent to June 30, 2016, we sold 152,623 shares of common stock for $7,715,000 in net proceeds under our equity distribution agreements. Accordingly, we have approximately $120,000,000 available under these agreements.

Also, during the six months ended June 30, 2016 and 2015, we acquired 49,094 shares and 4,609 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended
	June 30, 2016				June 30, 2015
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$—		$—		$1,636		$1,636
Common Stock	41,031	(1)	41,031	(1)	36,247	(2)	36,247	(2)
Total	$41,031		$41,031		$37,883		$37,883

(1)	Represents $0.18 per share per month for the six months ended June 30, 2016.

(2)	Represents $0.17 per share per month for the six months ended June 30, 2015.

In July 2016, we declared a monthly cash dividend of $0.18 per share on our common stock for the months of July, August and September, payable on July 29, August 31, and September 30, 2016, respectively, to stockholders of record on July 21, August 23, and September 22, 2016, respectively.

Accumulated Other Comprehensive Income. At June 30, 2016 and December 31, 2015, accumulated comprehensive income of $13,000 and $47,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool. This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the six months ended June 30, 2016 and 2015, no stock options were granted. The stock options exercised during the six months ended June 30, 2016 and 2015 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2016	6,667	$23.79	$159,000	$311,000
2015	3,333	$23.79	$79,000	$140,000

(1)	As of the exercise date.

At June 30, 2016, we had 33,334 stock options outstanding of which 28,334 stock options are exercisable. Compensation expense related to the vesting of stock options was $8,000 for each of the six months ended June 30, 2016 and 2015. At June 30, 2016, we had 5,000 unvested stock options. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2016 and 2017 is $7,000 and $3,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2015, we cancelled 640 shares of restricted stock under the 2008 Plan. During the six months ended June 30, 2016 and 2015, we granted restricted stock and performance based stock units for a total of 127,087 and 92,150 shares, respectively, under the 2015 Plan and 2008 Plan as follows:

		Price per
Year	No. of Shares	Share	Vesting Period
2016	65,300	$43.24	ratably over 3 years
	54,107	$46.87	TSR targets (1)
	7,680	$46.87	June 1, 2017
	127,087

2015	65,750	$44.45	ratably over 3 years
	18,000	$42.30	ratably over 3 years
	8,400	$42.30	June 2, 2016
	92,150

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 3.7 years with acceleration opportunity in 2.7 years.

Compensation expense recognized related to the vesting of restricted common stock for the six months ended June 30, 2016 was $2,012,000, compared to $2,073,000 for the same period in 2015. At June 30, 2016, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2016	980		$2,253,000
2017	85,343		3,428,000
2018	49,352		2,071,000
2019	75,878	(1)	236,000
	211,553		$7,988,000

(1)

Includes 54,107 performance based stock units. The performance based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.Commitments and Contingencies

At June 30, 2016, we had commitments as follows (in thousands):

				Total
	Investment		2016	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$99,152	(1)	$27,400	$60,523	$38,629
Accrued incentives and earn-out liabilities (2)	18,600		1,434	2,239	16,361
Lease incentives	6,202		593	1,048	5,154
Mortgage loans (See Note 2)	63,490	(1)	3,879	14,142	49,348
Joint venture investments (See Note 3)	25,650		480	20,623	5,027
Notes receivable (See Note 4)	2,525		122	297	2,228
Totals	$215,619		$33,908	$98,872	$116,747

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

During the three and six months ended June 30, 2016, we recorded non‑cash interest expense of $315,000 related to these contingent liabilities and the fair value of our contingent payments was $13,717,000 at June 30, 2016.

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

8.Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of June 30, 2016:

	Number of			Number of		Percentage of
	SNF	ALF	ROC	SNF	ALF	Total	Total
Operator	Centers	Communities	Communities	Beds	Units	Revenue (1)	Assets
Prestige Healthcare (2)	20	—	2	2,822	93	16.3%	15.9%
Senior Lifestyle Corporation(2)	—	27	—	—	1,631	12.6%	12.9%
Brookdale Senior Living (3)	—	37	—	—	1,704	10.1%	5.6%
Senior Care Centers (2)	11	—	—	1,444	—	10.1%	8.6%
Totals	31	64	2	4,266	3,428	49.1%	43.0%

(1)	Includes rental income and interest income from mortgage loans.

(2)	A privately held company.

(3)	A subsidiary of Brookdale Senior Living, Inc.

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

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$22,180	$17,928	$42,038	$35,480
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(98)	(126)	(199)	(249)
Income allocated to participating securities	(7)	—	(7)	—
Total net income allocated to participating securities	(105)	(126)	(206)	(249)
Less net income allocated to preferred stockholders:
Preferred stock dividends	—	(818)	—	(1,636)
Total net income allocated to preferred stockholders	—	(818)	—	(1,636)
Net income available to common stockholders	22,075	16,984	41,832	33,595
Effect of dilutive securities:
Participating securities	105	—	—	—
Convertible preferred securities	—	818	—	1,636
Total effect of dilutive securities	105	818	—	1,636
Net income for diluted net income per share	$22,180	$17,802	$41,832	$35,231

Shares for basic net income per share	37,969	35,299	37,707	35,288
Effect of dilutive securities:
Stock options	13	12	13	14
Participating securities	182	—	—
Convertible preferred securities	—	2,000	—	2,000
Total effect of dilutive securities	195	2,012	13	2,014
Shares for diluted net income per share	38,164	37,311	37,720	37,302

Basic net income per share	$0.58	$0.48	$1.11	$0.95
Diluted net income per share	$0.58	$0.48	$1.11	$0.94

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of June 30, 2016 and December 31, 2015 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2016			At December 31, 2015
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$232,897	$270,061	(1)	$217,529	$257,335	(1)
Bank borrowings	122,000	122,000	(2)	120,500	120,500	(2)
Senior unsecured notes, net of debt issue costs	484,734	507,387	(3)	451,372	451,420	(3)
Accrued incentives and earn-outs	13,717	13,717	(4)	12,722	12,722	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2016 and December 31, 2015 was 9.1% and 8.9%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at June 30, 2016 and December 31, 2015 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.55% for those maturing before year 2026 and 3.75% for those maturing at or beyond year 2026. At December 31, 2015, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.35% for those maturing before year 2026 and 4.65% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At June 30, 2016 and December 31, 2015, the discount rate used to value our accrued incentives and earn-outs was 6.1%.

11.Subsequent Events

Subsequent to June 30, 2016 the following events occurred:

Real Estate Investments: We sold a school in New Jersey for $3,850,000 and recorded a net loss on sale in the amount of $192,000.

Debt Obligations: We paid $41,000,000 under our unsecured revolving line of credit. Accordingly, we have $81,000,000 outstanding under our unsecured revolving line of credit with $519,000,000 available for borrowing. Also, we sold $40,000,000 senior unsecured term notes to affiliated insurance company investment advisory clients of AIG with a coupon of 3.99%. These notes have periodic scheduled principal repayments with an average 10-year final life and will mature in 2031. Also, we paid $12,500,000 in regular scheduled principal payments to Prudential. Accordingly, we have $12,500,000 available under our shelf agreement with Prudential.

Equity: We declared a monthly cash dividend of $0.18 per share on our common stock for the months of July, August and September, payable on July 29, August 31, and September 30, 2016, respectively, to stockholders of record on July 21, August 23, and September 22, 2016, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Additionally, we sold 152,623 shares of common stock for $7,715,000 in net proceeds under our equity distribution agreements. Accordingly, we have approximately $120,000,000 available under these agreements.

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

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. Range of care communities (or ROC) property classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. As of June 30, 2016, seniors housing and long-term health care properties comprised approximately 99% of our real estate investment portfolio.  We have been operating since August 1992.

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

Portfolio Overview

The following table summarizes our real estate investment portfolio as of June 30, 2016 (dollar amounts in thousands):

			Six Months Ended
		Percentage	June 30, 2016		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income (1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$755,287	49.5%	$30,384	$12,716	55.3%	98	12,334	—
Assisted Living	663,387	43.4%	30,174	590	39.4%	109	—	5,781
Range of Care	43,907	2.9%	2,936	—	3.8%	7	634	274
Under Development(5)	43,353	2.8%	—	—	—%	—	—	—
Other(6)	20,695	1.4%	1,092	56	1.5%	2	118	—
Totals	$1,526,629	100.0%	$64,586	$13,362	100.0%	216	13,086	6,055

(1)	Excludes rental income from properties sold during 2016.

(2)	Excludes interest income from mortgage loans paid off during 2016.

(3)	We have investments in 30 states leased or mortgaged to 33 different operators.

(4)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(5)

Represents five development projects consisting of three memory care communities with a total of 198 units, a 108-unit independent living community and an 89-unit combination assisted living and memory care community.

(6)

Includes one school, four parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has two licensed skilled nursing beds and 116 acute care hospital beds.

As of June 30, 2016 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.0 billion or 81.5% invested in owned and leased properties and $0.3 billion or 18.5% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2016, rental income and interest income from mortgage loans represented 82.6% and 17.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved. For the six months ended June 30, 2016, we recorded $5.5 million in straight-line rental income and $47,000 of straight-line rent receivable reserve. During the six months ended June 30, 2016, we received $60.2 million of cash rental revenue and recorded amortization of lease incentive cost of $1.0 million.  During the six months ended June 30, 2016, there were no lease renewals. At June 30, 2016, the straight-line rent receivable balance, net of reserves, on the balance sheet was $47.4 million.

2016 Transaction Overview

Investment in Owned Properties

The following table summarizes our acquisitions during the six months ended June 30, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	346	53,896	4	270
Totals	$69,550	$391	$69,941	5	396

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, transaction costs may include costs related to the prior year due to timing and terminated transactions.

(2)	We acquired a newly constructed 126-bed skilled nursing center in Texas.

(3)

We acquired a newly constructed memory care community in Kentucky for $14,250, a newly constructed assisted living and memory care community in Georgia for $14,300 and two memory care communities in Kansas for an aggregate purchase price of $25,000.

Subsequent to June 30, 2016, we sold a school in New Jersey for $3.9 million and recorded a net loss on sale in the amount of $0.2 million.

Development Projects

The following table summarizes our investment in development and improvement projects during the six months ended June 30, 2016 (in thousands):

		Expansion,
		Renovation and
	Development	Improvements
Assisted Living Communities	$26,331	$1,293
Skilled Nursing Centers	—	2,794
	$26,331	$4,087

Completed Developments

The following table summarizes our completed projects during the six months ended June 30, 2016 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	Total Funding
Development	1	ALF	66	Illinois	$12,178
Development	1	ALF	56	Texas	12,712
	2		122		$24,890

Investment in Mortgage Loans

During the six months ended June 30, 2016, we received $0.6 million plus accrued interest related to the payoff of three mortgage loans secured by three skilled nursing centers located in Texas and Washington. Also, during the six months ended June 30, 2016, we received $0.9 million in regularly scheduled principal payments.

A summary of our mortgage loan origination and funding for the six months ended June 30, 2016, is as follows (in thousands):

Origination/Funding
Skilled Nursing Centers	$17,128

Investment in Unconsolidated Joint Ventures

We have a preferred equity investment in an entity (the JV) that owns four properties located in Arizona providing independent, assisted living and memory care services. We provided an initial preferred capital contribution of $20.1 million and have a commitment to provide an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption. During the second quarter of 2016, we provided an additional preferred capital contribution of $0.5 million. Accordingly, we have a remaining preferred capital contribution commitment of $5.0 million. During the six months ended June 30, 2016, we recognized $0.6 million in income and received $1.0 million of cash from our preferred equity investment.

 Notes Receivable

The following table summarizes our notes receivable activities for the six months ended June 30, 2016 (dollar amounts in thousands):

Advances under notes receivable	$414
Principal payments received under notes receivable	(60)
Net increase in notes receivable	$354

At June 30, 2016, we had six loans and line of credit agreements with commitments totaling $2.5 million. As of June 30, 2016, we have remaining commitments of $2.2 million under these agreements.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2015, CMS released its final skilled nursing facility prospective payment system update for fiscal year 2016, which began October 1, 2015. CMS projected that aggregate Medicare payments to skilled nursing facilities would increase by $430 million, or 1.2%, under the final rule. This increase reflected a 2.3% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.5 percentage point multifactor productivity adjustment.  On July 29, 2016, CMS released a final rule updating fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The final rule provides for a net market basket increase of 2.4%, beginning October 1, 2016.  This reflects a 2.7% market basket increase, reduced by a 0.3 percentage point multifactor productivity adjustment. CMS estimates that aggregate payments to skilled nursing facilities under the final rule will increase by approximately $920 million.  CMS also adopted new measures and policies for the Skilled Nursing Facility Quality Reporting Program and the Value-Based Purchasing Program. In addition, on July 13, 2015, CMS released a proposed rule that would revise the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. The major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, binding arbitration agreements, infection control, residents’ rights, compliance and ethics programs, and several other areas. CMS estimates that the rule, if adopted as proposed, would impose an average cost of $46,491 per facility in the first year and $40,685 per facility in subsequent years. There can be no assurance that future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Key Transactions During the Quarter

During the second quarter, we acquired a newly constructed 60-unit memory care community in Kentucky for $14.3 million and added the property to an existing master lease agreement at an initial incremental cash yield of 8%. Additionally, we acquired two memory care communities in Kansas totaling 120 units for an aggregate purchase price of $25.0 million and added the properties to an existing master lease agreement at an initial incremental cash yield of 8%. Furthermore, we purchased a newly constructed 70-unit assisted living and memory care community in Georgia for $14.3 million. The property was added to the existing master lease agreement at an initial incremental yield of 8% and we agreed to provide the operator a contingent lease incentive of $1.7 million.

During the second quarter, we received $6.8 million for the sale of two skilled nursing centers located in Texas with a total of 235 beds. We recorded a net gain on sale of $1.8 million as a result of this transaction.

During the second quarter, we originated a $12.3 million mortgage loan secured by a first lien mortgage encumbering two skilled nursing centers in Michigan totaling 216 beds. We funded $7.8 million at closing with a commitment to fund an additional $4.5 million for approved capital improvement projects. The capital improvement funding will be available for 36 months following the origination date. The loan has an initial term of four years and bears interest at 9.41%.  LTC has the option to extend the loan maturity to January 2045, and, upon extension, will make additional loan proceeds available to the borrower in an amount not to exceed $8.0 million funded upon the properties achieving certain predetermined coverage thresholds.

During the second quarter, we sold $37.5 million senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and will mature in 2028. Additionally, we amended our agreement with AIG Asset Management (U.S.) LLC (or AIG) which provides for the possible issuance of up to an additional of $40.0 million of senior unsecured notes. Subsequent to June 30, 2016, we sold $40.0 million senior unsecured term notes to affiliated insurance company investment advisory clients of AIG with a coupon of 3.99%. The notes have scheduled principal payments, an average 10-year life, fixed interest rate and will mature in 2031.

During the second quarter, we sold 1,157,775 shares of common stock for $56.2 million in net proceeds under our equity distribution agreements. In conjunction with the sale of common stock, we reclassified $11,000 of accumulated costs associated with the equity distribution agreements to additional paid in capital. At June 30, 2016, we had $127.9 million available under these agreements.

Subsequent to June 30, 2016, we sold 152,623 shares of common stock for $7.7 million in net proceeds under our equity distribution agreements. Accordingly, we have approximately $120.0 million available under these agreements.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/16	3/31/16	12/31/15	9/30/15	6/30/15
Asset mix:
Real property	$1,291,386	$1,229,756	$1,198,686	$1,154,649	$989,163
Loans receivable	235,243	225,299	219,719	206,541	206,092
Investment mix:
Skilled nursing centers	$755,287	$750,663	$726,865	$692,971	$692,135
Assisted living communities (1)	663,387	608,222	605,764	602,771	442,613
Range of care communities	43,907	43,907	43,907	43,907	43,907
Under development (1)	43,353	31,568	21,174	11,328	5,717
Other(2)	20,695	20,695	20,695	10,213	10,883
Operator mix:
Prestige Healthcare (2)	$224,220	$213,690	$207,092	$194,725	$194,145
Senior Lifestyle Corporation	200,515	200,357	199,349	199,349	57,349
Senior Care Centers	138,109	138,109	138,109	115,039	115,039
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Anthem Memory Care (3)	102,714	71,655	62,821	52,074	45,972
Remaining operators (3)	734,080	704,253	684,043	673,012	655,759
Geographic mix:
Texas	$281,795	$287,187	$270,759	$248,186	$247,168
Michigan	212,029	201,501	194,902	182,535	181,955
Wisconsin	125,680	125,680	125,680	125,680	13,946
Colorado	114,924	114,924	114,924	114,924	114,924
Ohio	98,997	98,957	98,647	98,647	98,647
Remaining states	693,204	626,806	613,493	591,218	538,615

(1)

During the three months ended June 30, 2016, we completed the construction of a 56-unit assisted living community. Accordingly, this property was reclassified from “Under development” to “Assisted living property” for all periods presented.

(2)	We have four parcels of land as of June 30, 2016. Three parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige.

(3)

During the six months ended June 30, 2016, we completed the acquisition of two assisted living properties for an aggregate purchase price of $25,000. Simultaneously upon closing, we added the properties to an existing master lease with Anthem Memory Care.  Accordingly, the properties operated by “Anthem Memory Care” were reclassified from “Remaining Operators” for all periods presented.

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

Balance Sheet Metrics

	Quarter Ended
	6/30/16			3/31/16			12/31/15			9/30/15			6/30/15
Debt to gross asset value	36.8%		(1)	38.5%		(3)	37.4%		(3)	35.3%		(3)	27.9%
Debt & preferred stock to gross asset value	36.8%		(1)	38.5%		(3)	37.4%		(6)	38.0%		(3)	30.9%
Debt to market capitalization ratio	23.1%		(2)	26.2%		(4)	26.1%		(7)	24.9%		(7)	19.0%
Debt & preferred stock to market capitalization ratio	23.1%		(2)	26.2%		(4)	26.1%		(8)	26.8%		(7)	21.1%
Interest coverage ratio(10)	5.1	x		5.1	x	(5)	5.7	x	(9)	7.0	x	(9)	7.2	x
Fixed charge coverage ratio(10)	5.1	x		5.1	x	(5)	5.7	x	(9)	5.9	x	(9)	6.0	x

(1)	Decreased due to increase in gross asset value from acquisitions, additional developments, mortgage loan originations and capital improvements and decrease in outstanding debt.

(2)

Decreased primarily due to increase in market capitalization resulting from increase in stock price and the sale of common stock under our equity distribution agreements as well as decrease in outstanding debt.

(3)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(4)

Increased primarily due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our equity distribution agreements as well as increase in stock price.

(5)	Decrease primarily due to increase in interest expense resulting from increase in outstanding debt.

(6)

Decreased primarily due to conversion of Series C Convertible Preferred Stock to common stock and increase in gross asset value from acquisitions, additional development and capital improvement funding partially offset by increase in outstanding debt.

(7)	Increased primarily due to the increase in outstanding debt partially offset by increase in market capitalization.

(8)

Decreased primarily due to increase in market capitalization resulting from conversion of Series C Convertible Preferred Stock to common stock and increase in stock price partially offset by increase in outstanding debt.

(9)	Decrease primarily due to increase in interest expense resulting from the sale of senior unsecured notes.

(10)

In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with U.S. generally accepted accounting principles (or GAAP) (non-GAAP financial measure). Adjusted EBITDA is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

	Quarter Ended
	6/30/16		3/31/16		12/31/15		9/30/15		6/30/15
Net income	$22,180		$19,858		$17,954		$19,647		$17,928
Less: Gain on sale	(1,802)		—		(586)		—		—
Add: Impairment on real estate for sale	—		—		2,250		—		—
Add: Interest expense	6,750		6,000		5,581		4,296		3,854
Add: Depreciation and amortization	8,907		8,561		8,310		7,365		6,977
Total adjusted EBITDA	$36,035		$34,419		$33,509		$31,308		$28,759

Interest expense	$6,750		$6,000		$5,581		$4,296		$3,854
Add: Capitalized interest	256		686		346		184		150
Interest incurred	$7,006		$6,686		$5,927		$4,480		$4,004

Interest coverage ratio	5.1	x	5.1	x	5.7	x	7.0	x	7.2	x

Interest incurred	$7,006		$6,686		$5,927		$4,480		$4,004
Preferred stock dividends	—		—		—		818		818
Total fixed charges	$7,006		$6,686		$5,927		$5,298		$4,822

Fixed charge coverage ratio	5.1	x	5.1	x	5.7	x	5.9	x	6.0	x

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to

•	The status of the economy;
•	The status of capital markets, including prevailing interest rates;
•	Compliance with and changes to regulations and payment policies within the health care industry;
•	Changes in financing terms;
•	Competition within the health care and seniors housing industries; and
•	Changes in federal, state and local legislation.

Management regularly monitors the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2016	2015	Difference
Revenues:
Rental income	$33,072	$27,116	$5,956	(1)
Interest income from mortgage loans	6,811	5,053	1,758	(2)
Interest and other income	113	218	(105)	(3)
Total revenues	39,996	32,387	7,609

Expenses:
Interest expense	6,750	3,854	(2,896)	(4)
Depreciation and amortization	8,907	6,977	(1,930)	(1)
Provision for doubtful accounts	118	429	311	(5)
Transaction costs	4	14	10
General and administrative expenses	4,117	3,938	(179)
Total expenses	19,896	15,212	(4,684)

Operating income	20,100	17,175	2,925
Income from unconsolidated joint ventures	278	753	(475)	(6)
Gain on sale of real estate, net	1,802	—	1,802	(7)
Net income	22,180	17,928	4,252
Income allocated to participating securities	(105)	(126)	21
Income allocated to preferred stockholders	—	(818)	818	(8)
Net income available to common stockholders	$22,075	$16,984	$5,091

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)

Increased primarily due to mortgage originations, capital improvement funding and increase in effective interest income on certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)	Decreased due to non-accrual of interest under certain notes receivable.

(4)

Increased primarily due to increased borrowing under our Senior Unsecured Notes and unsecured revolving line of credit partially offset by increase in capitalized interest related to development projects.

(5)	Decreased due to decrease in mortgage origination in the three months ended June 30, 2016, as compared to the same period in 2015.

(6)	Decreased due to non-accrual of the deferred portion of the preferred return.

(7)	Increased due to the sale of two skilled nursing centers in Texas during the second quarter of 2016, resulting in a net gain of sale in the amount of $1,802.

(8)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

	Six Months Ended
	June 30,
	2016	2015	Difference
Revenues:
Rental income	$64,952	$53,794	$11,158	(1)
Interest income from mortgage loans	13,389	9,660	3,729	(2)
Interest and other income	259	413	(154)
Total revenues	78,600	63,867	14,733

Expenses:
Interest expense	12,750	7,620	(5,130)	(3)
Depreciation and amortization	17,468	13,756	(3,712)	(1)
Provision for doubtful accounts	202	432	230
Transaction costs	94	62	(32)
General and administrative expenses	8,400	7,386	(1,014)	(4)
Total expenses	38,914	29,256	(9,658)

Operating income	39,686	34,611	5,075
Income from unconsolidated joint ventures	550	869	(319)	(5)
Gain on sale of real estate, net	1,802	—	1,802	(6)
Net income	42,038	35,480	6,558
Income allocated to participating securities	(206)	(249)	43
Income allocated to preferred stockholders	—	(1,636)	1,636	(7)
Net income available to common stockholders	$41,832	$33,595	$8,237

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)	Increased primarily due to mortgage originations, capital improvement funding, related increases in effective interest income partially offset by payoffs and normal amortization of mortgage loans.

(3)

Increased primarily due to increased borrowing under our Senior Unsecured Notes and unsecured revolving line of credit partially offset by increase in capitalized interest related to development projects.

(4)	Increased primarily due to increased staffing levels.

(5)	Decreased due to non-accrual of the deferred portion of the preferred return.

(6)	Increased due to the sale of two skilled nursing centers in Texas during the second quarter of 2016, resulting in a net gain of sale in the amount of $1,802.

(7)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

Funds From Operations Available to Common Stockholders

Funds from Operations (or FFO) available to common stockholders, basic FFO available to common stockholders per share and diluted FFO available to common stockholders per share are supplemental measures of a REIT’s financial performance that are not defined by GAAP. Real estate values historically rise and fall with market conditions, but cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time.  We believe that by excluding the effect of historical cost depreciation, which may be of limited relevance in evaluating current performance, FFO facilitates comparisons of operating performance between periods.

We use FFO as a supplemental performance measurement of our cash flow generated by operations. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income available to common stockholders.

We calculate and report FFO in accordance with the definition and interpretive guidelines issued by the National Association of Real Estate Investment Trusts (or NAREIT). FFO, as defined by NAREIT, means net income available to common stockholders (computed in accordance with GAAP) excluding gains or losses on the sale of real estate and impairment write-downs of depreciable real estate plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our calculation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that have a different interpretation of the current NAREIT definition from us; therefore, caution should be exercised when comparing our FFO to that of other REITs.

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
GAAP net income available to common stockholders	$22,075		$16,984		$41,832		$33,595
Add: Depreciation and amortization	8,907		6,977		17,468		13,756
Less: Gain on sale of real estate, net	(1,802)		—		(1,802)		—
NAREIT FFO attributable to common stockholders	$29,180		$23,961		$57,498		$47,351
NAREIT FFO attributable to common stockholders per share:
Basic	$0.77		$0.68		$1.52		$1.34
Diluted	$0.77	(1)	$0.66	(2)	$1.52	(1)	$1.31	(2)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	37,969		35,299		37,707		35,288
Diluted	38,164	(3)	37,563	(4)	37,902	(3)	37,546	(4)

(1)	Includes the effect of the participating securities.

(2)	Includes the effect of the participating securities and the convertible preferred securities.

(3)	Diluted weighted average shares used to calculate FFO per share for the three and six months ended June 30, 2016 includes the effect of stock option equivalents and participating securities.

(4)

Diluted weighted average shares used to calculate FFO per share for the three and six months ended June 30, 2015 includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2016, we had a total of $17.8 million of cash and cash equivalents, $478.0 million available under our unsecured revolving line of credit, $40.0 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $127.9 million of common stock under our equity distribution agreements. Subsequent to June 30, 2016, we repaid $41.0 million under our unsecured revolving line of credit and $12.5 million under our senior unsecured notes. Additionally, subsequent to June 30, 2016, we sold $40.0 million senior unsecured term notes under our senior unsecured note shelf agreement and 152,623 shares of common stock under our equity distribution agreements. Accordingly, we have $519.0 million available under one of our unsecured line of credit, $12.5 million available under our senior unsecured note shelf agreements and the potential ability to access the capital markets through the issuance of $120.0 million of common stock under our equity distribution agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under our effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2016.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectibility of our rents and mortgage loans receivable. The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the seniors housing and health care properties we own or that are pledged to us. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing seniors housing and health care facilities, ability to control rising operating costs, and the potential for significant reforms in the health care industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

Our primary sources of cash include rent and interest receipts, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Six months ended June 30,		Change
Cash provided by (used in):	2016	2015	$	%
Operating activities	$50,834	$43,959	$6,875	15.6%
Investing activities	(108,580)	(99,171)	(9,409)	9.5%
Financing activities	62,560	38,026	24,534	64.5%
Increase (decrease) in cash and cash equivalents	4,814	(17,186)	22,000	128.0%
Cash and cash equivalents, beginning of period	12,942	25,237	(12,295)	(48.7)%
Cash and cash equivalents, end of period	$17,756	$8,051	$9,705	120.5%

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2016, increased to $50.8 million compared to $44.0 million for the six months ended June 30, 2015 due to increased operating cash flow from our acquisitions in 2015 and 2016.

Investing Activities. Cash used by investing activities increased from $99.2 million for the six months ended June 30, 2015 compared to $108.6 million for the six months ended June 30, 2016. The increase in cash used by investing activities is primarily related to increased investment in real estate properties, real estate developments and real estate mortgage loans partially offset by a $20.1 million investment in unconsolidated joint venture during the six months ended June 30, 2015.

Financing Activities. Cash provided by financing activities increased to $62.6 million for the six months ended June 30, 2016, up from $38.0 million for the comparable 2015 period. The increase in cash provided by financing activities is primarily attributable to proceeds from common stock offerings during the six months ended June 30, 2016, partially offset by an increase in distributions paid to stockholders and decrease in bank borrowings.

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2016, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During the six months ended June 30, 2016, we borrowed $77.5 million and repaid $76.0 million under our Unsecured Credit Agreement. At June 30, 2016, we were in compliance with all covenants.

Subsequent to June 30, 2016, we repaid $41.0 million under our unsecured revolving line of credit. Accordingly, we have $81.0 million outstanding under our unsecured revolving line of credit with $519.0 million available for borrowing.

Senior Unsecured Notes. During the six months ended June 30, 2016, we sold $37.5 million senior unsecured term notes to affiliates and managed accounts of Prudential with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and will mature in 2028. Additionally, we amended our agreement with AIG which provides for the possible issuance of up to an additional of $40.0 million of senior unsecured notes. Subsequent to June 30, 2016, we sold $40.0 million senior unsecured term notes to affiliated insurance company investment advisory clients of AIG with a coupon of 3.99%. The notes have an average 10-year life, fixed interest rate and will mature in 2031. Additionally, subsequent to June 30, 2016, we paid $12.5 million in regular scheduled principal payments to Prudential. Accordingly, we have $12.5 million available under our shelf agreement with Prudential.

The following table summarizes information regarding debt obligations by component as of June 30, 2016 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings	1.96%	$122,000	$478,000
Senior unsecured notes, net of debt issue costs	4.60%	484,734	40,000
Total	4.07%	$606,734	$518,000

(1)	Represents weighted average of interest rate as of June 30, 2016

Equity

At June 30, 2016, we had 39,069,058 shares of common stock outstanding, equity on our balance sheet totaled $730.7 million and our equity securities had a market value of $2.0 billion.

At-The-Market Program. During 2015, we entered into equity distribution agreements to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the six months ended June 30, 2016, we sold 1,490,394 shares of common stock for $70.9 million in net proceeds under our equity distribution agreements. Subsequent to June 30, 2016, we sold 152,623 shares of common stock for $7.7 million in net proceeds under our equity distribution agreements. Accordingly, we have approximately $120.0 million available under these agreements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2016. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2016, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended June 30, 2016 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased(1)	Share	Plan	Under the Plan
April 1- April 30, 2016	—	$—	—	—
May 1 - May 31, 2016	—	$—	—	—
June 1 - June 30, 2016	18,184	$47.37	—	—
Total	18,184		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8-K filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K filed on June 5, 2015)

10.1

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated June 2, 2016 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K filed June 6, 2016)

10.2	Form of Performance Based Market Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Current Report on Form 8-K filed June 6, 2016)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 1, 2016	By:	/s/ Pam Kessler
Pam Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)