Form 10-Q
period 2016-09-30
LTC PROPERTIES INC
filed 2016-11-02
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock outstanding on October 28, 2016 was 39,221,681.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2016

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Investments:
Land	$114,630	$106,841
Buildings and improvements	1,177,829	1,091,845
Accumulated depreciation and amortization	(266,581)	(251,265)
Real property investments, net	1,025,878	947,421
Mortgage loans receivable, net of loan loss reserve: 2016—$2,360; 2015—$2,190	234,347	217,529
Real estate investments, net	1,260,225	1,164,950
Investments in unconsolidated joint ventures	23,932	24,042
Investments, net	1,284,157	1,188,992

Other assets:
Cash and cash equivalents	3,613	12,942
Debt issue costs related to bank borrowings	2,112	2,865
Interest receivable	8,434	4,536
Straight-line rent receivable, net of allowance for doubtful accounts: 2016—$907; 2015—$833	50,092	42,685
Prepaid expenses and other assets	20,779	21,443
Notes receivable	4,199	1,961
Total assets	$1,373,386	$1,275,424
LIABILITIES
Bank borrowings	$77,000	$120,500
Senior unsecured notes, net of debt issue costs: 2016—$1,038; 2015—$1,095	512,262	451,372
Accrued interest	3,616	3,974
Accrued incentives and earn-outs	12,514	12,722
Accrued expenses and other liabilities	27,363	27,654
Total liabilities	632,755	616,222
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2016—39,222; 2015—37,548	392	375
Capital in excess of par value	837,889	758,676
Cumulative net income	992,777	928,328
Accumulated other comprehensive income	8	47
Cumulative distributions	(1,090,435)	(1,028,224)
Total equity	740,631	659,202
Total liabilities and equity	$1,373,386	$1,275,424

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$33,753	$28,531	$98,705	$82,325
Interest income from mortgage loans	6,958	6,117	20,347	15,777
Interest and other income	131	295	390	708
Total revenues	40,842	34,943	119,442	98,810
Expenses:
Interest expense	6,836	4,296	19,586	11,916
Depreciation and amortization	9,155	7,365	26,623	21,121
Provision for doubtful accounts	43	31	245	463
Transaction costs	2	570	96	632
General and administrative expenses	4,464	3,708	12,864	11,094
Total expenses	20,500	15,970	59,414	45,226
Operating income	20,342	18,973	60,028	53,584
Income from unconsolidated joint ventures	289	674	839	1,543
Gain on sale of real estate, net	1,780	—	3,582	—
Net income	22,411	19,647	64,449	55,127
Income allocated to participating securities	(90)	(121)	(296)	(370)
Income allocated to preferred stockholders	—	(818)	—	(2,454)
Net income available to common stockholders	$22,321	$18,708	$64,153	$52,303

Earnings per common share:
Basic	$0.57	$0.53	$1.68	$1.48
Diluted	$0.57	$0.52	$1.68	$1.47

Weighted average shares used to calculate earnings per common share:
Basic	39,057	35,341	38,161	35,306
Diluted	39,335	37,352	38,455	37,319

Dividends declared and paid per common share	$0.54	$0.51	$1.62	$1.53

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$22,411	$19,647	$64,449	$55,127
Reclassification adjustment (Note 6)	(6)	(9)	(39)	(26)
Comprehensive income	$22,405	$19,638	$64,410	$55,101

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$64,449	$55,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,623	21,121
Stock-based compensation expense	3,149	3,093
Gain on sale of assets, net	(3,582)	—
Income from unconsolidated joint ventures	(839)	(1,543)
Income distributions from unconsolidated joint ventures	1,409	289
Straight-line rental income	(8,201)	(7,060)
Amortization of lease incentive	1,446	1,163
Provision for doubtful accounts	245	463
Non-cash interest related to contingent liabilities	538	205
Other non-cash items, net	909	670
Increase in interest receivable	(3,898)	(2,787)
Decrease in accrued interest payable	(358)	(1,002)
Net change in other assets and liabilities	(2,245)	795
Net cash provided by operating activities	79,645	70,534
INVESTING ACTIVITIES:
Investment in real estate properties	(73,449)	(171,185)
Investment in real estate developments	(35,623)	(14,460)
Investment in real estate capital improvements	(5,566)	(6,192)
Capitalized interest	(1,193)	(481)
Proceeds from sale of real estate, net	17,369	—
Investment in real estate mortgage loans receivable	(19,113)	(53,427)
Principal payments received on mortgage loans receivable	2,117	4,281
Investments in unconsolidated joint ventures	(481)	(20,143)
Payment of working capital reserve	(2,325)	—
Advances under notes receivable	(2,328)	(1,464)
Principal payments received on notes receivable	90	—
Net cash used in investing activities	(120,502)	(263,071)
FINANCING ACTIVITIES:
Bank borrowings	83,500	267,000
Repayment of bank borrowings	(127,000)	(101,500)
Proceeds from issuance of senior unsecured notes	77,500	100,000
Principal payments on senior unsecured notes	(16,667)	(29,167)
Proceeds from common stock issued	78,592	—
Stock option exercises	159	79
Distributions paid to stockholders	(62,211)	(56,842)
Financing costs paid	(130)	(195)
Other	(2,215)	(346)
Net cash provided by financing activities	31,528	179,029
Decrease in cash and cash equivalents	(9,329)	(13,508)
Cash and cash equivalents, beginning of period	12,942	25,237
Cash and cash equivalents, end of period	$3,613	$11,729

Supplemental disclosure of cash flow information:
Interest paid	$19,004	$12,230
Contingent Liabilities related to real estate investments	$2,000	$—
Mortgage loan receivable applied against purchase price to acquire real estate (Note 2)	$—	$10,600
Reclassification of pre-development loans (Note 4)	$—	$716

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) 2014-09, Revenue from Contracts with Customers, which requires revenue to be based upon the consideration expected from customers for promised goods or services.  The new standard, effective on January 1, 2018, permits either the retrospective or cumulative effects transition method and allows for early adoption on January 1, 2017.  We expect to adopt this standard effective on January 1, 2018.  We do not believe this standard will have a material impact on our results of operations or financial condition.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Concern. The amendments in this update define management’s responsibility under GAAP to evaluate when and how substantial doubt about the organization’s ability to continue as a going concern should be disclosed in the financial statement footnotes. This ASU expands disclosure requirements about principal conditions or events that raise substantial doubt. It also requires disclosing management’s evaluation of the significance of those conditions or events in relationship to the organization’s ability to meet its obligations, and management’s plans that are intended to either alleviate substantial doubt or to mitigate conditions or events that raise substantial doubt. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements or disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02 (or ASU 2016-02), Leases (Topic 842). ASU 2016-02 modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases by requiring lessees to recognize lease assets and lease liabilities. Under ASU 2016-02, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

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

In August 2016, FASB issued authoritative guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017 and allows for early adoption.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

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

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2016 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$681,365	52.7%	103	—	5,607	$121.52
Skilled Nursing	535,460	41.4%	69	8,611	—	$62.18
Range of Care	43,907	3.4%	7	634	274	$48.36
Under Development(2)	21,511	1.7%	—	—	—	—
Other(3)	10,216	0.8%	1	118	—	—
Totals	$1,292,459	100.0%	180	9,363	5,881

(1)	We own properties in 28 states that are leased to 27 different operators.

(2)	Represents three development projects consisting of a 66-unit memory care community, a 108-unit independent living community and a 143-bed skilled nursing center.

(3)

Includes three parcels of land held-for-use, and one behavioral health care hospital. The behavioral health care hospital has two licensed skilled nursing beds and 116 acute care hospital beds which represents an investment of $78.39 per bed.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions and Development: The following table summarizes our acquisitions for the nine months ended September 30, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	411	53,961	4	250
Land(4)	5,425	63	5,488	—	—
Totals	$74,975	$519	$75,494	5	376

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

(4)

We acquired a parcel of land and improvements and entered into a development commitment of up to $24,325, including the land and bed rights purchase, for the development of a 143-bed skilled nursing center in Kentucky.

Subsequent to September 30, 2016, we purchased a parcel of land in Illinois and entered into a development commitment to construct a memory care community. The commitment totals approximately $14,500,000, including the land purchase.

The following table summarizes our acquisitions for the nine months ended September 30, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs	Costs	Properties	Beds/Units
Skilled Nursing(1)	$13,946	$—	$13,946	1	106
Assisted Living(2)	156,097	$325	156,422	11	951
Land(3)	13,533	97	13,630	—	—
Totals	$183,576	$422	$183,998	12	1,057

(1)	We purchased and equipped the property by exercising our purchase option under a $10,600 mortgage and construction loan.

(2)

We acquired a newly constructed 60-unit memory care property for $14,250 including a $2,000 working capital reserve. We also acquired a portfolio comprised of 10 independent, assisted living and memory care propertied for $142,000.

(3)

We acquired parcels of land and entered into four development commitments in an amount not to exceed $55,529, including the land purchases, for the development of two MC, an ILF and a combination ALF and MC. Additionally, we acquired land and existing improvements on a MC and entered a development commitment up to $12,182 to complete the development of the property.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our investment in development and improvement projects for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
		Expansion,		Expansion,
		Renovation and		Renovation and
	Development	Improvements	Development	Improvements
Assisted Living Communities	$35,623	$2,134	$12,630	$3,843
Skilled Nursing Centers	—	3,432	1,830	2,349
	$35,623	$5,566	$14,460	$6,192

The following table summarizes our completed projects during the nine months ended September 30, 2016 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	Total Funding
Development	1	ALF	66	Illinois	$12,178
Development	1	ALF	56	Texas	11,776
Development	1	ALF	66	Illinois	11,886
Development	1	ALF	66	California	11,405
Development	1	ALF	89	South Carolina	13,974
Improvement	1	SNF	160	Arizona	4,672
	6		503		$65,891

 During the nine months ended September 30, 2016, we sold a 48-unit assisted living community located in Florida for $1,750,000 which was previously written down to its estimated sale price in the fourth quarter of 2015. Additionally, we sold two skilled nursing centers in Texas and an assisted living community in Florida for an aggregate price of $11,850,000. As a result of these sales, we recognized a net gain on sale of $3,775,000.  Also, we sold a school in New Jersey for $3,850,000 and recorded a net loss on sale in the amount of $193,000.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2016 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$222,030	93.8%	12	28	3,644	—	$60.93
Assisted Living	13,468	5.7%	3	8	—	270	$49.88
Other(2)	1,209	0.5%	1	—	—	—	—
Totals	$236,707	100.0%	16	36	3,644	270

(1)	We have investments in properties located in seven states that include mortgages to 10 different operators.

(2)	Includes a parcel of land secured under a short-term mortgage loan.

At September 30, 2016, the mortgage loans had interest rates ranging from 7.3% to 13.9% and maturities ranging from 2016 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015
Origination/Funding (1)	$19,113	$53,427
Pay-offs	$746	$2,487
Scheduled principal payments received	$1,371	$1,794

(1)	Secured by skilled nursing centers

During the nine months ended September 30, 2015, we purchased and equipped a 106-bed skilled nursing center in Wisconsin for a total of $13,946,000 by exercising our purchase option under a $10,600,000 mortgage and construction loan.

3.Investment in Unconsolidated Joint Ventures

We have made a preferred equity investment in an entity (or the JV) that owns four Arizona properties providing independent, assisted living and memory care services. At closing, we provided an initial preferred capital contribution of $20,143,000 and have committed to provide an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is accrued up to the common member’s capital account balance in the underlying JV (as determined in accordance with GAAP).  We did not accrue the deferred portion of the preferred return during the nine months ended September 30, 2016. We continue to evaluate our claim on the estimated net assets of the underlying joint venture quarterly. Any unpaid accrued preferred return, whether recorded or unrecorded by us, is due and payable upon redemption.

The JV is intended to be self-financing and other than our preferred capital contributions, we are not required to provide any direct support and we are not entitled to share in the JV’s earnings or losses. As a result, we believe our maximum exposure to loss related to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered a variable interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the nine months ended September 30, 2016, we provided an additional preferred capital contribution of $481,000. Accordingly, we have a remaining preferred capital contribution commitment of $5,026,000. During the nine months ended September 30, 2016, we recognized $839,000 in income and received $1,409,000 of cash from our preferred equity investment in the JV.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

4.Notes Receivable

Notes receivable consists of various loans and line of credit agreements. The following table summarizes our notes receivable activities for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	2016	2015
Advances under notes receivable	$2,328	$1,464
Principal payments received under notes receivable	(90)	—
Reclassed to real estate under development	—	(716)
Net increase in notes receivable	$2,238	$748

During the three months ended September 30, 2016, we originated a $1,400,000 mezzanine loan funding $1,200,000 at closing with a commitment to fund an additional $200,000 upon achieving certain coverage ratios. The mezzanine loan is secured by a second mortgage on two skilled nursing centers located in Oregon totaling 146 beds. The mezzanine loan has a five year term and a rate of 15%. We have evaluated this ADC arrangement and determined that the characteristics are similar to a loan, and accordingly, the investment is recorded as a loan.

At September 30, 2016, we had six loans and line of credit agreements with on-going commitments totaling $3,525,000. As of September 30, 2016, we have remaining commitments of $1,714,000 under these agreements.

5.Debt Obligations

The following table sets forth information regarding debt obligations by component as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

		At September 30, 2016		At December 31, 2015
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	2.20%	$77,000	$523,000	$120,500	$479,500
Senior unsecured notes, net of debt issue costs	4.49%	512,262	12,500	451,372	33,333
Total	4.19%	$589,262		$571,872

(1)	Represents weighted average of interest rate as of September 30, 2016.

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000.  The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2016, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During the nine months ended September 30, 2016 and 2015 we borrowed $83,500,000 and $267,000,000, respectively, under our Unsecured Credit Agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Additionally, we repaid $127,000,000 and $101,500,000, respectively, under our unsecured revolving line of credit.  At September 30, 2016, we were in compliance with all covenants.

Senior Unsecured Notes. During the nine months ended September 30, 2016, we sold $37,500,000 senior unsecured term notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and will mature in 2028. During the nine months ended September 30, 2016, we paid $16,667,000 in regular scheduled principal payments to Prudential. Accordingly, we have $12,500,000 available under our shelf agreement with Prudential. Additionally, we amended our agreement with AIG Asset Management (U.S.) LLC (or AIG) which provides for the possible issuance of up to an additional $40,000,000 unsecured notes. During the three months ended September 30, 2016, we sold $40,000,000 senior unsecured term notes under our amended agreement with AIG to affiliated insurance company investment advisory clients of AIG with a coupon of 3.99%. The notes have an average 10-year life, fixed interest rate and will mature in 2031.

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2015	$659,202
Net income	64,449
Proceeds from common stock issued, net of issuance costs	78,137
Stock-based compensation expense	3,149
Performance based stock units	(41)
Stock option exercise	159
Reclassification adjustment	(39)
Common stock dividends	(62,211)
Other	(2,174)
Balance at September 30, 2016	$740,631

Preferred Stock.    We had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock was convertible into 2,000,000 shares of our common stock at $19.25 per share and dividends were payable quarterly. During 2015, the sole holder of our Series C Preferred stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of September 30, 2016.

Common Stock. During 2015, we entered into equity distribution agreements (or Original Agreements) to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the nine months ended September 30, 2016, we sold 1,643,017 shares of common stock for $78,600,000 in net proceeds under the Original Agreements. In conjunction with the sale of common stock, we reclassified $463,000 of accumulated costs associated with the Original Agreements to additional paid in capital. On August 1, 2016, we terminated the Original Agreements and entered into new equity distribution agreements (or Equity Distribution Agreements) to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common share. As of September 30, 2016, no shares were issued under these agreements. Accordingly, at September 30, 2016, we had $200,000,000 available under our Equity Distribution Agreements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Also, during the nine months ended September 30, 2016 and 2015, we acquired 49,094 shares and 4,609 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended
	September 30, 2016				September 30, 2015
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$—		$—		$2,454		$2,454
Common Stock	62,211	(1)	62,211	(1)	54,388	(2)	54,388	(2)
Total	$62,211		$62,211		$56,842		$56,842

(1)	Represents $0.18 per share per month for the nine months ended September 30, 2016.

(2)	Represents $0.17 per share per month for the nine months ended September 30, 2015.

In October 2016, we increased our common stock monthly cash dividend approximately 5.6% from $0.18 per share to $0.19 per share and declared monthly cash dividends on our common stock for the months of October, November and December, payable on October 31, November 30, and December 30, 2016, respectively, to stockholders of record on October 21, November 22, and December 22, 2016, respectively.

Accumulated Other Comprehensive Income. At September 30, 2016 and December 31, 2015, accumulated comprehensive income of $8,000 and $47,000, respectively, represents the net unrealized holding gains on available-for-sale REMIC Certificates recorded in 2005 when we repurchased the loans in the underlying loan pool. This amount is being amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC Pool.

Stock-Based Compensation.  During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the nine months ended September 30, 2016 and 2015, no stock options were granted.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The stock options exercised during the nine months ended September 30, 2016 and 2015 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2016	6,667	$23.79	$159,000	$311,000
2015	3,333	$23.79	$79,000	$140,000

(1)	As of the exercise date.

At September 30, 2016, we had 33,334 stock options outstanding of which 28,334 stock options are exercisable. Compensation expense related to the vesting of stock options was $11,000 for each of the nine months ended September 30, 2016 and 2015. At September 30, 2016, we had 5,000 unvested stock options. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2016 and 2017 is $4,000 and $3,000, respectively.

During the nine months ended September 30, 2015, we cancelled 640 shares of restricted stock under the 2008 Plan. During the nine months ended September 30, 2016 and 2015, we granted restricted stock and performance-based stock units under the 2015 Plan and 2008 Plan as follows:

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock for the nine months ended September 30, 2016 was $3,138,000, compared to $3,082,000 for the same period in 2015. At September 30, 2016, the total number of restricted common shares that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2016	980		$1,127,000
2017	85,343		3,428,000
2018	49,352		2,071,000
2019	75,878	(1)	236,000
	211,553		$6,862,000

(1)

Includes 54,107 performance-based stock units. The performance-based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

7.Commitments and Contingencies

At September 30, 2016, we had commitments as follows (in thousands):

September 30, 2016, we had commitments as follows (in thousands):
				Total
	Investment		2016	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$67,924	(1)	$20,884	$28,103	$39,821
Accrued incentives and earn-out liabilities (2)	16,600		1,130	1,130	15,470
Lease incentives	5,652		1,591	2,046	3,606
Mortgage loans (See Note 2)	51,490	(1)	2,833	4,126	47,364
Joint venture investments (See Note 3)	25,650		481	20,624	5,026
Notes receivable (See Note 4)	2,325		436	611	1,714
Totals	$169,641		$27,355	$56,640	$113,001

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

During the nine months ended September 30, 2016, we recorded non‑cash interest expense of $538 related to these contingent liabilities and the fair value of our contingent payments was $12,514 at September 30, 2016.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

8.Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of September 30, 2016:

	Number of			Number of		Percentage of
				SNF	ALF	Total	Total
Operator	SNF	ALF	ROC	Beds	Units	Revenue(1)	Assets
Prestige Healthcare	20	—	2	2,822	93	21.2%	16.1%
Senior Lifestyle Corporation	—	27	—	—	1,632	12.4%	12.9%
Brookdale Senior Living	—	37	—	—	1,704	10.0%	5.6%
Senior Care Centers	11	—	—	1,444	—	9.9%	8.6%
Totals	31	64	2	4,266	3,429	53.5%	43.2%

(1)	Includes rental income and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$22,411	$19,647	$64,449	$55,127
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(85)	(117)	(284)	(366)
Income allocated to participating securities	(5)	(4)	(12)	(4)
Total net income allocated to participating securities	(90)	(121)	(296)	(370)
Less net income allocated to preferred stockholders:
Preferred stock dividends	—	(818)	—	(2,454)
Total net income allocated to preferred stockholders	—	(818)	—	(2,454)
Net income available to common stockholders	22,321	18,708	64,153	52,303
Effect of dilutive securities:
Participating securities	90	—	296	—
Convertible preferred securities	—	818	—	2,454
Total effect of dilutive securities	90	818	296	2,454
Net income for diluted net income per share	$22,411	$19,526	$64,449	$54,757

Shares for basic net income per share	39,057	35,341	38,161	35,306
Effect of dilutive securities:
Stock options	13	11	13	13
Performance-based stock units	108	—	108	—
Participating securities	157	—	173	—
Convertible preferred securities	—	2,000	—	2,000
Total effect of dilutive securities	278	2,011	294	2,013
Shares for diluted net income per share	39,335	37,352	38,455	37,319

Basic net income per share	$0.57	$0.53	$1.68	$1.48
Diluted net income per share (1)	$0.57	$0.52	$1.68	$1.47

(1)	For the three and nine months ended September 30, 2015, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2016 and December 31, 2015 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2016			At December 31, 2015
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$234,347	$277,300	(1)	$217,529	$257,335	(1)
Bank borrowings	77,000	77,000	(2)	120,500	120,500	(2)
Senior unsecured notes, net of debt issue costs	512,262	529,809	(3)	451,372	451,420	(3)
Accrued incentives and earn-outs	12,514	12,514	(4)	12,722	12,722	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2016 and December 31, 2015 was 9.1% and 8.9%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at September 30, 2016 and December 31, 2015 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 3.75% for those maturing before year 2026 and 3.90% for those maturing at or beyond year 2026. At December 31, 2015, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.35% for those maturing before year 2026 and 4.65% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At September 30, 2016 and December 31, 2015, the discount rate used to value our accrued incentives and earn-outs was 5.4% and 6.1%, respectively.

11.Subsequent Events

Subsequent to September 30, 2016 the following events occurred:

Real Estate Investments: We purchased a parcel of land in Illinois and entered into a development commitment to construct a memory care community. The commitment totals approximately $14,500,000, including the land purchase.

Equity: We increased our monthly cash dividend approximately 5.6% from $0.18 per share to $0.19 per share and declared monthly cash dividends on our common stock for the months of October,  November and December, payable on October 31, November 30, and December 30, 2016, respectively to stockholders of record on October 21, November 22, and December 22, 2016, respectively.

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

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. Range of care communities (or ROC) property classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. As of September 30, 2016, seniors housing and long-term health care properties comprised approximately 99% of our real estate investment portfolio.  We have been operating since August 1992.

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

Portfolio Overview

The following table summarizes our real estate investment portfolio as of September 30, 2016 (dollar amounts in thousands):

			Nine Months Ended
		Percentage	September 30, 2016		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income (1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$757,490	49.5%	$45,723	$19,346	55.2%	97	12,255	—
Assisted Living	694,833	45.5%	46,850	882	40.5%	111	—	5,877
Range of Care	43,907	2.9%	4,404	—	3.7%	7	634	274
Under Development(5)	21,511	1.4%	—	—	—%	—	—	—
Other(6)	11,425	0.7%	649	83	0.6%	1	118	—
Totals	$1,529,166	100.0%	$97,626	$20,311	100.0%	216	13,007	6,151

(1)	Excludes rental income from properties sold during 2016.

(2)	Excludes interest income from mortgage loans paid off during 2016.

(3)	We have investments in 30 states leased or mortgaged to 32 different operators.

(4)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(5)	Represents three development projects consisting of one 66-unit memory care community, a 108-unit independent living community and a 143-bed skilled nursing center.

(6)	Includes four parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has two licensed skilled nursing beds and 116 acute care hospital beds.

As of September 30, 2016 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.0 billion or 81.4% invested in owned and leased properties and $0.3 billion or 18.6% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2016, rental income and interest income from mortgage loans represented 82.6% and 17.0%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved. For the nine months ended September 30, 2016, we recorded $8.2 million in straight-line rental income and $75,000 of straight-line rent receivable reserve. During the nine months ended September 30, 2016, we received $91.9 million of cash rental revenue and recorded amortization of lease incentive cost of $1.4 million.  During the nine months ended September 30, 2016, there were no lease renewals. At September 30, 2016, the straight-line rent receivable balance, net of reserves, on the balance sheet was $50.1 million.

During the nine months ended September 30, 2016, we sold a 48-unit assisted living community located in Florida for $1.8 million which was previously written down to its estimated sale price in the fourth quarter of 2015. Additionally, we sold two skilled nursing centers in Texas and an assisted living community in Florida for an aggregate price of $11.9 million. As a result of these sales, we recognized a net gain on sale of $3.8 million.  Also, we sold a school in New Jersey for $3.9 million and recorded a net loss on sale in the amount of $0.2 million.

2016 Transaction Overview

Investment in Owned Properties

The following table summarizes our acquisitions during the nine months ended September 30, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	411	53,961	4	270
Land(4)	5,425	63	5,488	—	—
Totals	$74,975	$519	$75,494	5	396

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

(4)

We acquired a parcel of land and improvements and entered into a development commitment of up to $24,325 including the land and bed rights purchase for the development of a 143-bed skilled nursing center in Kentucky.

Development Projects

The following table summarizes our investment in development and improvement projects during the nine months ended September 30, 2016(in thousands):

		Expansion,
		Renovation and
	Development	Improvements
Assisted Living Communities	$35,623	$2,134
Skilled Nursing Centers	—	3,432
	$35,623	$5,566

Completed Developments

The following table summarizes our completed projects during the nine months ended September 30, 2016 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	Total Funding
Development	1	ALF	66	Illinois	$12,178
Development	1	ALF	56	Texas	11,776
Development	1	ALF	66	Illinois	11,886
Development	1	ALF	66	California	11,405
Development	1	ALF	89	South Carolina	13,974
Improvement	1	SNF	160	Arizona	4,672
	6		503		$65,891

Investment in Mortgage Loans

A summary of our mortgage loan origination and funding for the nine months ended September 30, 2016, is as follows (in thousands):

2016
Origination/Funding (1)	$19,113
Pay-offs	$746
Scheduled principal payments received	$1,371

(1)	Secured by skilled nursing centers

Investment in Unconsolidated Joint Ventures

We have a preferred equity investment in an entity (the JV) that owns four properties located in Arizona providing independent, assisted living and memory care services. We provided an initial preferred capital contribution of $20.1 million and have a commitment to provide an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption. During the nine months ended September 30, 2016, we provided an additional preferred capital contribution of $0.5 million. Accordingly, we have a remaining preferred capital contribution commitment of $5.0 million. During the nine months ended September 30, 2016, we recognized $0.8 million in income and received $1.4 million of cash from our preferred equity investment.

 Notes Receivable

The following table summarizes our notes receivable activities for the nine months ended September 30, 2016 (dollar amounts in thousands):

2016
Advances under notes receivable	$2,328
Principal payments received under notes receivable	(90)
Net increase in notes receivable	$2,238

At September 30, 2016, we had six loans and line of credit agreements with commitments totaling $3.5 million. As of September 30, 2016, we have remaining commitments of $1.7 million under these agreements.

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 30, 2015, CMS released its final skilled nursing facility prospective payment system update for fiscal year 2016, which began October 1, 2015. CMS projected that aggregate Medicare payments to skilled nursing facilities would increase by $430 million, or 1.2%, under the final rule. This increase reflected a 2.3% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.5 percentage point multifactor productivity adjustment.  On July 29, 2016, CMS released a final rule updating fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The final rule provides for a net market basket increase of 2.4%, beginning October 1, 2016.  This reflects a 2.7% market basket increase, reduced by a 0.3 percentage point multifactor productivity adjustment. CMS estimates that aggregate payments to skilled nursing facilities under the final rule will increase by approximately $920 million.  CMS also adopted new measures and policies for the Skilled Nursing Facility Quality Reporting Program and the Value-Based Purchasing Program. On September 28, 2016, CMS released a final rule revising the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, infection control, residents’ rights and compliance and ethics programs, and bans pre-dispute arbitration agreements, among several key positions. CMS estimates that the rule, will impose an average cost of $62,900 per facility in the first year and $55,000 per facility per year in subsequent years. There can be no assurance that this rule or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Key Transactions During the Quarter

During the third quarter, we acquired a parcel of land and improvements in Kentucky for $5.4 million and entered into a development commitment to construct a 143-bed skilled nursing center. The commitment totals $24.3 million, including the land and improvements purchases. The property was added to an existing master lease agreement. Rent on the property will commence upon completion of construction at an initial lease rate of 8.5%. Subsequent to September 30, 2016, we purchased a parcel of land in Illinois and entered into a development commitment to construct a memory care community. The commitment totals $14.5 million, including the land purchase.

During the third  quarter, we completed a 66-unit assisted living community in California, a 66-unit memory care community in Illinois and an 89-unit combination assisted living and memory care community in South Carolina.

During the third quarter, we received $5.1 million for the sale of a 126-unit assisted living community located in Florida. We recorded a net gain on sale of $2.0 million as a result of this transaction. Also, we sold a school in New Jersey for $3.9 million and recorded a loss on sale of $0.2 million.

During the third quarter, we originated a $1.4 million mezzanine loan, funding $1.2 million at closing, with a commitment to fund an additional $0.2 million upon achieving certain coverage ratios.  The mezzanine loan is secured by a second mortgage on two skilled nursing centers located in Oregon totaling 146 beds. The mezzanine loan has a five-year term and a rate of 15%.

During the third quarter, we sold $40.0 million senior unsecured term notes to affiliated insurance company investment advisory clients of AIG Asset Management (U.S.) LLC (or AIG) with a coupon of 3.99%. The notes have scheduled principal payments, an average 10-year life, fixed interest rate and will mature in 2031.

During the third quarter, we sold 152,623 shares of common stock for $7.7 million in net proceeds under our equity distribution agreements (or Original Agreements). In conjunction with the sale of common stock, we reclassified $0.1 million of accumulated costs associated with the Original Agreements to additional paid in capital. On August 1, 2016, we terminated our Original Agreements and entered into new equity distribution agreements (or Equity Distribution Agreements) to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our company common share. As of September 30, 2016, no shares were issued under these agreements. Accordingly, at September 30, 2016, we had $200.0 million available under our Equity Distribution Agreements.

Subsequent to September 30, 2016, we increased our common stock monthly cash dividend approximately 5.6% from $0.18 per share to $0.19 per share and declared monthly cash dividends on our common stock for the months of October, November and December, payable on October 31, November 30, and December 30, 2016, respectively, to stockholders of record on October 21, November 22, and December 22, 2016, respectively.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/16	6/30/16	3/31/16	12/31/15	9/30/15
Asset mix:
Real property	$1,292,459	$1,291,386	$1,229,756	$1,198,686	$1,154,649
Loans receivable	236,707	235,243	225,299	219,719	206,541
Investment mix:
Skilled nursing centers	$757,490	$755,287	$750,663	$726,865	$692,971
Assisted living communities (1)	694,833	694,504	631,639	621,225	612,640
Range of care communities	43,907	43,907	43,907	43,907	43,907
Under development(1)	21,511	12,236	8,151	5,713	1,459
Other(2)	11,425	20,695	20,695	20,695	10,213
Operator mix:
Prestige Healthcare(2)	$226,204	$224,220	$213,690	$207,092	$194,725
Senior Lifestyle Corporation	201,227	200,515	200,357	199,349	199,349
Senior Care Centers	138,109	138,109	138,109	138,109	115,039
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Anthem Memory Care	106,637	102,714	71,655	62,821	52,074
Remaining operators	729,998	734,080	704,253	684,043	673,012
Geographic mix:
Texas	$280,486	$281,795	$287,187	$270,759	$248,186
Michigan	214,014	212,029	201,501	194,902	182,535
Wisconsin	125,990	125,680	125,680	125,680	125,680
Colorado	114,924	114,924	114,924	114,924	114,924
Ohio	99,133	98,997	98,957	98,647	98,647
Remaining states	694,619	693,204	626,806	613,493	591,218

(1)

During the three months ended September 30, 2016, we completed the construction of three assisted living communities totaling 221 units. Accordingly, these properties were reclassified from “Under development” to “Assisted living communities” for all periods presented.

(2)	We have four parcels of land as of September 30, 2016. Three parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Quarter Ended
	9/30/16			6/30/16			3/31/16			12/31/15			9/30/15
Debt to gross asset value	35.9%		(1)	36.8%		(4)	38.5%		(5)	37.4%		(5)	35.3%
Debt & preferred stock to gross asset value	35.9%		(1)	36.8%		(4)	38.5%		(5)	37.4%		(8)	38.0%
Debt to market capitalization ratio	22.4%		(2)	23.1%		(2)	26.2%		(6)	26.1%		(9)	24.9%
Debt & preferred stock to market capitalization ratio	22.4%		(2)	23.1%		(2)	26.2%		(6)	26.1%		(10)	26.8%
Interest coverage ratio(12)	5.2	x	(3)	5.1	x		5.1	x	(7)	5.7	x	(11)	7.0	x
Fixed charge coverage ratio(12)	5.2	x	(3)	5.1	x		5.1	x	(7)	5.7	x	(11)	5.9	x

(1)	Decreased primarily due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)

Decreased primarily due to increase in market capitalization resulting from increase in stock price and the sale of common stock under our equity distribution agreements as well as decrease in outstanding debt.

(3)	Increased primarily due to revenue from the new investments.

(4)	Decreased due to increase in gross asset value from acquisitions, additional developments, mortgage loan originations and capital improvements and decrease in outstanding debt.

(5)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(6)

Increased primarily due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our equity distribution agreements as well as increase in stock price.

(7)	Decreased primarily due to increase in interest expense resulting from increase in outstanding debt.

(8)

Decreased primarily due to conversion of Series C Convertible Preferred Stock to common stock and increase in gross asset value from acquisitions, additional development and capital improvement funding partially offset by increase in outstanding debt.

(9)	Increased primarily due to the increase in outstanding debt partially offset by increase in market capitalization.

(10)

Decreased primarily due to increase in market capitalization resulting from conversion of Series C Convertible Preferred Stock to common stock and increase in stock price partially offset by increase in outstanding debt.

(11)	Decreased primarily due to increase in interest expense resulting from the sale of senior unsecured notes.

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

	Quarter Ended
	9/30/16		6/30/16		3/31/16		12/31/15		9/30/15
Net income	$22,411		$22,180		$19,858		$17,954		$19,647
Less: Gain on sale	(1,780)		(1,802)		—		(586)		—
Add: Impairment on real estate for sale	—		—		—		2,250		—
Add: Interest expense	6,836		6,750		6,000		5,581		4,296
Add: Depreciation and amortization	9,155		8,907		8,561		8,310		7,365
Total adjusted EBITDA	$36,622		$36,035		$34,419		$33,509		$31,308

Interest expense	$6,836		$6,750		$6,000		$5,581		$4,296
Add: Capitalized interest	251		256		686		346		184
Interest incurred	$7,087		$7,006		$6,686		$5,927		$4,480

Interest coverage ratio	5.2	x	5.1	x	5.1	x	5.7	x	7.0	x

Interest incurred	$7,087		$7,006		$6,686		$5,927		$4,480
Preferred stock dividends	—		—		—		—		818
Total fixed charges	$7,087		$7,006		$6,686		$5,927		$5,298

Fixed charge coverage ratio	5.2	x	5.1	x	5.1	x	5.7	x	5.9	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2016	2015	Difference
Revenues:
Rental income	$33,753	$28,531	$5,222	(1)
Interest income from mortgage loans	6,958	6,117	841	(2)
Interest and other income	131	295	(164)	(3)
Total revenues	40,842	34,943	5,899

Expenses:
Interest expense	6,836	4,296	(2,540)	(4)
Depreciation and amortization	9,155	7,365	(1,790)	(1)
Provision for doubtful accounts	43	31	(12)
Transaction costs	2	570	568	(5)
General and administrative expenses	4,464	3,708	(756)	(6)
Total expenses	20,500	15,970	(4,530)

Operating income	20,342	18,973	1,369
Income from unconsolidated joint ventures	289	674	(385)	(7)
Gain on sale of real estate, net	1,780	—	1,780	(8)
Net income	22,411	19,647	2,764
Income allocated to participating securities	(90)	(121)	31
Income allocated to preferred stockholders	—	(818)	818	(9)
Net income available to common stockholders	$22,321	$18,708	$3,613

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)

Increased primarily due to mortgage originations, capital improvement funding and increase in effective interest income on certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)	Decreased due to non-accrual of interest under certain notes receivable partially offset by the $1,400 mezzanine loan origination.

(4)

Increased primarily due to increased borrowing under our senior unsecured notes and unsecured revolving line of credit partially offset by increase in capitalized interest related to development projects.

(5)	Decreased primarily due to costs associated with the acquisition of the 10-property senior housing portfolio during the third quarter of 2015.

(6)	Increased primarily due to impact of additional expenditures related to the increased investment activity during 2015 and 2016 and restricted stock vesting.

(7)	Decreased due to non-accrual of the deferred portion of the preferred return.

(8)

Increased due to the sale of an assisted living community in Florida during the third quarter of 2016, resulting in a net gain of sale in the amount of $1,973, partially offset by the net loss on sale of $193 resulting from the sale of a school property in New Jersey.

(9)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

	Nine Months Ended
	September 30,
	2016	2015	Difference
Revenues:
Rental income	$98,705	$82,325	$16,380	(1)
Interest income from mortgage loans	20,347	15,777	4,570	(2)
Interest and other income	390	708	(318)	(3)
Total revenues	119,442	98,810	20,632

Expenses:
Interest expense	19,586	11,916	(7,670)	(4)
Depreciation and amortization	26,623	21,121	(5,502)	(1)
Provision for doubtful accounts	245	463	218
Transaction costs	96	632	536	(5)
General and administrative expenses	12,864	11,094	(1,770)	(6)
Total expenses	59,414	45,226	(14,188)

Operating income	60,028	53,584	6,444
Income from unconsolidated joint ventures	839	1,543	(704)	(7)
Gain on sale of real estate, net	3,582	—	3,582	(8)
Net income	64,449	55,127	9,322
Income allocated to participating securities	(296)	(370)	74
Income allocated to preferred stockholders	—	(2,454)	2,454	(9)
Net income available to common stockholders	$64,153	$52,303	$11,850

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)	Increased primarily due to mortgage originations, capital improvement funding, related increases in effective interest income partially offset by payoffs and normal amortization of mortgage loans.

(3)	Decreased due to non-accrual of interest under certain notes receivable partially offset by the $1,400 mezzanine loan origination.

(4)

Increased primarily due to increased borrowing under our senior unsecured notes and unsecured revolving line of credit partially offset by increase in capitalized interest related to development projects.

(5)	Decreased primarily due to costs associated with the acquisition of the 10-property senior housing portfolio during the third quarter of 2015.

(6)	Increased primarily due to impact of additional expenditures related to the increased investment activity during 2015 and 2016 and increased staffing levels.

(7)	Decreased due to non-accrual of the deferred portion of the preferred return.

(8)

Increased due to the sale of two skilled nursing centers in Texas and an assisted living community in Florida during the second and third quarter of 2016, respectively, resulting in a net gain on sale of $1,802 and $1,973, respectively, partially offset by the net loss on sale of $193 resulting from the sale of a school property in New Jersey.

(9)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
GAAP net income available to common stockholders	$22,321		$18,708		$64,153		$52,303
Add: Depreciation and amortization	9,155		7,365		26,623		21,121
Less: Gain on sale of real estate, net	(1,780)		—		(3,582)		—
NAREIT FFO attributable to common stockholders	$29,696		$26,073		$87,194		$73,424
NAREIT FFO attributable to common stockholders per share:
Basic	$0.76		$0.74		$2.28		$2.08
Diluted	$0.76	(1)	$0.72	(2)	$2.28	(1)	$2.03	(2)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,057		35,341		38,161		35,306
Diluted	39,335	(3)	37,581	(4)	38,455	(3)	37,558	(4)

(1)	Includes the effect of the participating securities.

(2)	Includes the effect of the participating securities and the convertible preferred securities.

(3)

Diluted weighted average shares used to calculate FFO per share for the three and nine months ended September 30, 2016 includes the effect of stock option equivalents, participating securities and performance based stock units.

(4)

Diluted weighted average shares used to calculate FFO per share for the three and nine months ended September 30, 2015 includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2016, we had a total of $3.6 million of cash and cash equivalents, $523.0 million available under our unsecured revolving line of credit, $12.5 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our equity distribution agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under our effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2016 and 2017.

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

	Nine months ended September 30,		Change
Cash provided by (used in):	2016	2015	$	%
Operating activities	$79,645	$70,534	$9,111	12.9%
Investing activities	(120,502)	(263,071)	142,569	(54.2)%
Financing activities	31,528	179,029	(147,501)	(82.4)%
Increase (decrease) in cash and cash equivalents	(9,329)	(13,508)	4,179	30.9%
Cash and cash equivalents, beginning of period	12,942	25,237	(12,295)	(48.7)%
Cash and cash equivalents, end of period	$3,613	$11,729	$(8,116)	(69.2)%

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2016, increased to $79.6 million compared to $70.5 million for the nine months ended September 30, 2015 due to increased operating cash flow from our acquisitions and completed developments and capital improvement projects in 2015 and 2016.

Investing Activities. Cash used in investing activities decreased from $263.1 million for the nine months ended September 30, 2015 compared to $120.5 million for the nine months ended September 30,

2016 primarily due to decreased acquisitions and loan originations partially offset by increased real estate development and capital improvement projects in 2016.

Financing Activities. Cash provided by financing activities decreased to $31.5 million for the nine months ended September 30, 2016, from $179.0 million for the comparable 2015 period. The decrease in cash provided by financing activities is primarily attributable to decrease in bank borrowings partially offset by proceeds from common stock offerings during the nine months ended September 30, 2016, and an increase in distributions paid to stockholders.

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2016, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During the nine months ended September 30, 2016, we borrowed $83.5 million and repaid $127.0 million under our Unsecured Credit Agreement. At September 30, 2016, we were in compliance with all covenants.

Senior Unsecured Notes. During the nine months ended September 30, 2016, we sold $37.5 million senior unsecured term notes to affiliates and managed accounts of Prudential with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and will mature in 2028. Additionally, we amended our agreement with AIG which provides for the possible issuance of up to an additional of $40.0 million of senior unsecured notes and sold $40.0 million senior unsecured term notes to affiliated insurance company investment advisory clients of AIG with a coupon of 3.99%. The notes have an average 10-year life, fixed interest rate and will mature in 2031.

The following table summarizes information regarding debt obligations by component as of September 30, 2016 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings	2.20%	$77,000	$523,000
Senior unsecured notes, net of debt issue costs	4.49%	512,262	12,500
Total	4.19%	$589,262	$535,500

(1)	Represents weighted average of interest rate as of September 30, 2016

Equity

At September 30, 2016, we had 39,221,681 shares of common stock outstanding, equity on our balance sheet totaled $740.6 million and our equity securities had a market value of $2.0 billion.

At-The-Market Program. During 2015, we entered into equity distribution agreements (or Original Agreements) to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the nine months ended September 30, 2016, we sold 1,643,017 shares of common stock for $78.6 million in net proceeds under the Original Agreements. On August 1, 2016, we terminated the Original Agreements and entered into new equity distribution agreements (or Equity Distribution Agreements) to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our company common share. As of September 30, 2016, no shares were issued under these agreements. Accordingly, at September 30, 2016, we had $200.0 million available under our Equity Distribution Agreements.

At September 30, 2016, we had $200.0 million available under our Equity Distribution Agreements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2016. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.1

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and JMP Securities LLC. (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8-K filed August 1, 2016)

10.2

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.’s Current Report on Form 8-K filed August 1, 2016)

10.3

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8-K filed August 1, 2016)

10.4

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Credit Agricole Securities (USA) Inc. (incorporated by reference to Exhibit 1.4 to LTC Properties Inc.’s Current Report on Form 8-K filed August 1, 2016)

10.5

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.5 to LTC Properties Inc.’s Current Report on Form 8-K filed August 1, 2016)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 2, 2016	By:	/s/ Pam Kessler
Pam Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)