Form 10-K
period 2016-12-31
LTC PROPERTIES INC
filed 2017-02-22
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the Registrant was approximately $1,991,870,000 as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 15, 2017 was 39,585,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated.

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

LTC Properties, Inc.

PART I

Item 1.  BUSINESS

General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in senior housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in senior housing and health care properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

We invest in the following type of properties:

•

Skilled nursing facilities (or SNF) provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many skilled nursing facilities provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as sub‑acute care services which are paid either by the patient, the patient’s family, private health insurance, or through the federal Medicare or state Medicaid programs.

•

Assisted living facilities (or ALF) serve people who require assistance with activities of daily living, but do not require the constant supervision skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

•

Independent living facilities (or ILF), also known as retirement communities or senior apartments, offer a sense of community and numerous levels of service, such as laundry, housekeeping, dining options/meal plans, exercise and wellness programs, transportation, social, cultural and recreational activities, on‑site security and emergency response programs. Many offer on‑site conveniences like beauty/barber shops, fitness facilities, game rooms, libraries and activity centers.

•

Memory care facilities (or MC) offer specialized options for people with Alzheimer’s disease and other forms of dementia. Purpose built, free‑standing memory care facilities offer an attractive alternative for private‑pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an assisted living or skilled nursing facility. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

•	Range of care facilities (or ROC) provide skilled nursing and any combination of assisted living, independent living and/or memory care services.

 We were organized to qualify, and intend to continue to qualify, as a REIT. So long as we qualify, with limited exceptions, we may deduct distributions, both preferred dividends and common dividends, to our stockholders from our taxable income. We have made distributions, and intend to continue to make distributions to our stockholders, in order to eliminate any federal tax liability.

Portfolio

Our real estate investment in senior housing and health care properties is managed and conducted as a single operating segment for internal reporting and for internal decision‑making purposes. ALF, ILF, MC, and combinations thereof are included in the ALF property type. Other properties (or Other) property type consists of land held-for-use and a behavioral health care hospital. In addition to the information below, see Item 2. Properties for more information about our portfolio.

The following table summarizes our real estate investment portfolio as of December 31, 2016 (dollar amounts in thousands):

			Twelve Months Ended
			December 31, 2016		Percentage		Number of
	Gross	Percentage of	Rental	Interest	of	Number of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$753,328	49.2%	$61,429	$25,430	54.6%	92	11,644	—
Assisted Living	711,645	46.4%	64,380	1,171	41.2%	112	—	5,985
Range of Care	43,140	2.8%	5,774	—	3.6%	7	634	274
Under Development(5)	14,142	0.9%	—	—	—%	—	—	—
Other(6)	11,424	0.7%	865	111	0.6%	1	118	—
Totals	$1,533,679	100.0%	$132,448	$26,712	100.0%	212	12,396	6,259

(1)	Excludes rental income from properties sold during 2016.

(2)	Excludes interest income from mortgage loans paid off during 2016.

(3)	We have investments in 30 states leased or mortgaged to 31 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)	Includes three development projects, consisting of two memory care communities with a total of 132 units, and a 143-bed skilled nursing center.

(6)

Includes four parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has 2 skilled nursing beds and 116 medical hospital beds which represents a $78.39 investment per bed.

As of December 31, 2016 we had $1.3 billion in carrying value of net real estate investment, consisting of $1.0 billion or 81.7% invested in owned and leased properties and $0.3 billion or 18.3% invested in mortgage loans secured by first mortgages.

Owned Properties.  The following table summarizes our investment in owned properties at December 31, 2016 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds (2)	Units (2)	Bed/Unit
Assisted Living	$698,279	53.6%	104	—	5,715	$122.18
Skilled Nursing	535,786	41.2%	69	8,611	—	$62.22
Range of Care	43,140	3.3%	7	634	274	$47.51
Under Development(3)	14,142	1.1%	—	—	—	—
Other(4)	10,216	0.8%	1	118	—	—
Totals	$1,301,563	100.0%	181	9,363	5,989

(1)	We have investments in 28 states leased to 27 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes three development projects, consisting of two MC communities with a total of 132 units, and one SNF center.

(4)

Includes three parcels of land held‑ for‑use and one behavioral health care hospital. The behavioral health care hospital has 2 skilled nursing beds and 116 medical hospital beds which represents a $78.39 investment per bed.

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

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non‑capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator are generally cross defaulted. The following table summarizes our top ten operators of owned properties for 2016 and percentage of rental revenue for those operators for 2016 and 2015:

		Percent of
		Rental Revenue
Lessee	Property Type	2016	2015
Senior Lifestyle	ALF/ILF/MC/SNF	14.7%	11.1%
Brookdale Senior Living Communities, Inc.	ALF/ILF/MC	11.8%	13.8%
Senior Care Centers, LLC	ALF/ILF/MC/SNF	11.8%	11.2%
Preferred Care, Inc.	SNF/ALF/ILF	8.3%	9.3%
Anthem Memory Care	MC	6.3%	3.7%
Fundamental Long Term Care Company	SNF/MC	6.2%	5.3%
Genesis	SNF/ALF	5.8%	6.7%
Carespring Healthcare Management, LLC	SNF/ALF/ILF	5.7%	6.8%
Traditions Senior Management, Inc.	SNF/ALF/ILF	5.3%	6.3%
Juniper Communities, LLC	ALF/MC	5.0%	5.9%

During the years ended December 31, 2016 and 2015, we received $517,000 and $134,000, respectively, of contingent rental income. We received no contingent rental income for the year ended December 31, 2014.

Mortgage Loans.  As part of our strategy of making long term investments in properties used in the provision of long term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms converted into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2016 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds (2)	Units (2)	Bed/Unit
Skilled Nursing	$217,542	93.7%	7	23	3,033	—	$71.73
Assisted Living	13,366	5.8%	3	8	—	270	$49.50
Other(3)	1,208	0.5%	1	—	—	—	—
Totals	$232,116	100.0%	11	31	3,033	270

(1)	We have investments in 7 states that include mortgages to 8 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

(3)	Includes a parcel of land secured under a short-term mortgage loan.

In general, the mortgage loans may not be prepaid except in the event of the sale of the collateral property to a third party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one property upon a sale of one or more, but not all, of the collateral properties to a third party which is not an affiliate of the borrower. The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the property under a pre‑existing purchase option, destruction or condemnation, or other circumstances as approved by us. On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year. For other loans, the prepayment premium is based on a yield maintenance formula. In addition to a lien on the mortgaged property, the loans are generally secured by certain non‑real estate assets of the properties and contain certain other security provisions in the form of letters of credit, pledged collateral accounts, security deposits, cross‑default and cross‑collateralization features and certain guarantees.

Investment and Other Policies

Objectives and Policies.  Our investment policy is to invest primarily in income‑producing senior housing and health care properties. Over the past three years 2014 through 2016, we acquired SNF, ALF, IL, MC and combinations thereof, plus a behavioral health care hospital and 9 parcels of land for a total of approximately $306.7 million.

Our primary marketing and business development strategy is to increase awareness of our presence and build long term relationships in the seniors housing and care industry by supporting targeted industry trade organizations, attending industry specific conferences and events attended by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has increased deal flow and continues to provide opportunities for new investments in 2017. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

Historically our investments have consisted of:

•	fee ownership of seniors housing and skilled nursing properties that are leased to operators;
•	mortgage loans secured by seniors housing and skilled nursing properties; or
•	participation in such investments indirectly through investments in mezzanine loans and real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider factors such as:

•	type of property;
•	the location;
•	competition within the local market and evaluation of the impact resulting from any potential new development projects in construction or anticipated to be approved by local authorities;
•	construction quality, condition and design of the property;
•	the property’s current and anticipated cash flow and its adequacy to meet operational needs and lease obligations or debt service obligations;
•	the experience, reputation and solvency of the operating companies providing services;
•	the payor mix of private, Managed Care, Medicare and Medicaid patients;
•	the growth, tax and regulatory environments of the communities in which the properties are located;

•	the occupancy and demand for similar properties in the area surrounding the property; and
•	the Medicaid reimbursement policies and plans of the state in which the property is located.

Typically, prior to an investment, we conduct a property site review to assess the general physical condition of the property and the potential of additional services. In addition, we review third-party environmental reports, land surveys, and markets studies (if applicable) as well as conduct a financial due diligence review of the property before the investment is made.

We believe skilled nursing facilities are the lowest cost provider for certain levels of acuity; therefore, such facilities play a vital role in our nation’s health care delivery system. Our investments include direct ownership, development, first and second mortgages secured by skilled nursing centers and mezzanine loans. We prefer to invest in a property that has a significant market presence in its community and where state certificate of need and/or licensing procedures limit the entry of competing properties.

We believe that assisted living, independent living and memory care facilities are an important sector in the long term care market and our investments include direct ownership, development, joint ventures, mezzanine loans and mortgages secured by assisted living, independent living and/or memory care communities. We have attempted to diversify our portfolio both geographically and across care levels.

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

Governmental Regulation

Health Care Regulation

Overview

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

Health Care Reform and Other Legislative Developments

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. This sweeping law expanded the insured population, but also reduced federal health care spending and imposed additional requirements on our lessees and borrowers. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-based purchasing program for Medicare skilled nursing facility services; established a national pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also required expanded public disclosure about nursing home ownership and operations, mandatory compliance and quality assurance programs, increased penalties for noncompliance, and expanded fraud and abuse enforcement and penalty provisions. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and subregulatory guidance, as discussed further below. Moreover, President Trump and some members of Congress have called for repeal of the Affordable Care Act and replacement with alternative reforms.  The details and timing of any such actions are unknown at this time.  There can be no assurance that the Affordable Care Act or any subsequent repeal and/or reform legislation will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

Under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2025, although Congress and the Administration could enact legislation to extend or modify sequestration at any time, including through alternative budget legislation that includes alternative

Medicare or Medicaid savings.  There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare and Medicaid payment policy for skilled nursing facility services and other types of post-acute care.  For instance, on November 24, 2015, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule that requires hospitals in selected geographic areas to participate in a new Medicare Comprehensive Care for Joint Replacement model beginning April 1, 2016, under which CMS provides a “bundled” payment to participant hospitals for an “episode of care” for lower extremity joint replacement surgery, covering all services provided during the inpatient admission through 90 days post-discharge, including skilled nursing facility care.  In addition, on January 3, 2017, CMS published a final rule to establish an episode payment model program targeting care for Medicare beneficiaries receiving acute myocardial infarction, coronary artery bypass graft, and surgical hip/femur fracture treatment in designated geographic areas.  Under this program, which is scheduled to begin July 1, 2017, all related care within 90 days of hospital discharge, including post-acute care, will be included in the episode payment.  Additional changes in laws, new interpretations of existing laws, or other changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

Reimbursement

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

A significant portion of the revenue of our skilled nursing center borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. Moreover, the Kaiser Commission on Medicaid and the Uninsured stated in October 2016 that 38 states reported implementing new Medicaid rate restrictions for at least one provider type in fiscal year 2016, compared to 45 states that implemented at least one provider increase. For fiscal year 2017, 41 states adopted provider rate restrictions while 40 plan rate increases. With regard to nursing facility rates in particular, 32 states increased rates in fiscal years 2016 and 2017, while 19 have adopted rate restrictions.  In addition, most states have been making changes to their long term care delivery systems that emphasize home and community-based long term care services, in some cases coupled with cost controls for institutional providers. According to the Kaiser Commission, 46 states took action to expand home and community-based service programs in fiscal year 2016, and 47 took such action in 2017.  The federal government also has adopted various policies to promote community-based alternatives to institutional services.  The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to be in the form of block grants or per capita limits on federal Medicaid payments to states. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Over the years there also have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services.  CMS annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On July 30, 2015, CMS released its final skilled nursing facility prospective payment system update for fiscal year 2016, which began October 1, 2015.  CMS projected that aggregate Medicare payments to skilled nursing facilities will increase by $430 million, or 1.2%, under the final rule.  This increase reflects a 2.3% market basket increase, reduced by both a 0.6 percentage point forecast error adjustment and a 0.5 percentage point multifactor productivity adjustment mandated by the Affordable Care Act.  On July 29, 2016, CMS issued a final rule updating fiscal year 2017 Medicare payment rates for skilled nursing facilities.  The final rule provides for a net market basket increase of 2.4%, beginning October 1, 2016.  This reflects a 2.7% market basket increase, reduced by a 0.3 percentage point multifactor productivity adjustment. CMS estimates that aggregate payments to skilled nursing facilities under the final rule will increase by approximately $920 million.  CMS also adopted new measures and policies for the Skilled Nursing Facility Quality Reporting Program and the Value-Based Purchasing Program. In addition, on October 4, 2016, CMS published a final rule that revises the requirements that long term care facilities must meet to participate in the Medicare and Medicaid programs.  This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, binding arbitration agreements (currently not in effect due to litigation challenging the requirement), infection control, residents’ rights, compliance and ethics programs, and several other areas. CMS estimates that the total cost of the final rule will be $831 million in the first year and $736 million annually thereafter, with per-facility costs of $62,900 in the first year and $55,000 annually thereafter.  CMS also published a final rule on September 16, 2016 establishing emergency preparedness requirements for Medicare- and Medicaid-participating providers and suppliers, including long-term care facilities, to ensure that they can meet the needs of patients and residents during natural and man-made emergency situations.  In addition, CMS published a final rule on May 4, 2016 amending fire safety standards applicable to long-term care facilities and certain other types of Medicare- and Medicaid-participating health care facilities.  There can be no assurance that any future reductions in Medicare skilled nursing facility payment rates or other policy changes impacting long term care facilities would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Fraud and Abuse Enforcement

Various federal and state laws govern financial and other arrangements between health care providers that participate in, receive payments from, or make or receive referrals for work in connection with government funded health care programs, including Medicare and Medicaid.  These laws, known as the fraud and abuse laws, include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for, or to induce, the referral, or arrange for the referral, of an individual to a person for the furnishing of an item or service for which payment may be made under federal health care programs.  In addition, the federal physician self-referral law, commonly known as the Stark Law, prohibits physicians and certain other types of practitioners from making referrals for certain designated health services paid in whole or in part by Medicare and Medicaid to entities with which the practitioner or a member of the practitioner’s immediate family has a financial relationship, unless the financial relationship fits within an applicable exception to the Stark Law. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare program for services rendered pursuant to a prohibited referral. Sanctions for violating the Stark Law include civil monetary penalties of up to $24,253 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs.  Many states have enacted similar fraud and abuse laws which are not necessarily limited to items and services for which payment is made by federal health care programs.  Violations of these laws may result in fines, imprisonment, denial of payment for services, and exclusion from federal and/or other state-funded programs.  Other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusion from participation in federal health care programs for submitting false claims, improper billing and other offenses.  Federal and state government agencies have continued rigorous enforcement of criminal and civil fraud and abuse laws in the health care arena. Our borrowers and lessees are subject to many of these laws, and some of them could in the future become the subject of a governmental enforcement action.

Environmental Regulation

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

Employees

At December 31, 2016, we employed 24 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

Seventh, if we acquire an asset which meets the definition of a built‑in gain asset from a corporation which is or has been a C corporation (i.e., generally a corporation subject to full corporate‑level tax) in certain transactions in which the basis of the built‑in gain asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and if we subsequently recognize gain on the disposition of such asset during the five‑year period, called the recognition period, beginning on the date on which we acquired the asset, then, to the extent of the built‑in gain (i.e., the excess of (a) the fair market value of such asset over (b) our adjusted basis in such asset, both determined as of the beginning of the recognition period), such gain will be subject to tax at the highest regular corporate tax rate, pursuant to IRS regulations.

Eighth, if we have taxable REIT subsidiaries and they are required to be reported on a combined basis, we would be subject to corporate tax on the taxable income of the taxable REIT subsidiaries. In addition, we will also be subject to a tax of 100% on the amount of any rents from real property, redetermined TRS service income, deductions or excess interest paid to us by any of our taxable REIT subsidiaries that would be reduced through reapportionment under certain federal income tax principles in order to more clearly reflect income for the taxable REIT subsidiary.

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

In addition, if we dispose of any asset we acquired from a corporation which is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation, within the five‑year period following our acquisition of such asset, we would be required to distribute at least 90% of the after‑tax gain, if any, we recognized on the disposition of the asset, to the extent that gain does not exceed the excess of (a) the fair market value of the asset on the date we acquired the asset over (b) our adjusted basis in the asset on the date we acquired the asset.

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

To the extent that we do not distribute all of our net long term capital gain or distribute at least 90% but less than 100%, of our “real estate investment trust taxable income,” as adjusted, we will be subject to tax on such amounts at regular corporate tax rates. Furthermore, we would be subject to an excise tax, as described below, if we should fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

(1)	85% of our real estate investment trust ordinary income for such year,
(2)	95% of our real estate investment trust capital gain net income for such year, and

(3)	100% of taxable income from prior periods less 100% of distributions from prior periods

The excise tax to which we would be subject is 4% of the excess of such required distributions over the amounts actually distributed. Any real estate investment trust taxable income and net capital gain on which this excise tax is imposed for any year is treated as an amount distributed during that year for purposes of calculating such tax.

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

The Jobs and Growth Tax Relief Reconciliation Act of 2003 generally reduced the maximum tax rate applicable on long term capital gains recognized on the sale or other disposition of shares of our stock from 20% to 15%. The Jobs and Growth Tax Relief Reconciliation Act of 2003 also generally reduced the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax. As a result of the American Taxpayer Relief Act of 2012, qualified dividends and long term capital gains realized by noncorporate taxpayers are now subject to a 20% maximum tax rate (instead of the prior 15% maximum rate). Except in limited circumstances, this reduced tax rate does not apply to dividends paid to you by us on shares of our stock, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to shares of our stock held by you that are attributable to (1) dividends received by us from non-REIT corporations or taxable REIT subsidiaries, (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year) and (3) distributions by us that we designate as long-term capital gains dividends (except for some distributions taxable to you at a maximum rate of 25%).

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

Although the timing and nature of legislative changes is uncertain, based on recent comments made by the Administration and Congress, the possibility exists that there will be significant tax reform legislation considered by the current Congress. Among other things, measures impacting investments in real property could include tax rate reductions with base broadening including changes to the interest deduction, expensing of property improvements, and provisions related to infrastructure spending. Overseas property investment may also be impacted by international tax reform.  Investments in pass-through entities may be impacted by tax reform. Any material alterations with respect to nonrecognition treatment for partnership contributions and distributions may affect the performance of our investment.  Congress may enact all or none of these or adopt additional measures not mentioned. Consult a tax advisor with respect to legislative developments and their effect on an investment in us.

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

Posted on our website www.LTCreit.com under “Corporate Governance” in the “Investors” section are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Guidelines, and Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (or NYSE), we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Directors. In addition, our website under “SEC Filings” in Investors section includes information concerning purchases and sales of our equity securities by our executive officers and directors.

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

At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.  A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. At December 31, 2016, we had $8.0 million of cash on hand, $492.9 million available under our unsecured revolving line of credit and $22.5 million available under our shelf agreement with Prudential Investment Management, Inc. (or Prudential). Subsequent to December 31, 2016, we paid $4.2 million in regular scheduled principal payments and amended our shelf agreement with Prudential to increase our shelf commitment to $337.5 million. Additionally, subsequent to December 31, 2016, we sold 15-year senior unsecured notes in the aggregate amount of $100.0 million to a group of institutional investors, which included Prudential, in a private placement transaction. We used the proceeds to repay our outstanding balance under our unsecured revolving line of credit. Subsequent to these transactions, we have $36.7 million available under our amended shelf agreement with Prudential and $600.0 million available under our unsecured line of credit.

Also, we also have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our equity distribution agreement and an indeterminate amount through the issuance of debt and/or equity securities under an effective shelf registration statement. Subsequent to December 31, 2016, we sold 312,881 shares of common stock for $14.6 million under our equity distribution agreement. Accordingly, we have $185.2 million available under this agreement.

As a result, we currently believe our liquidity and various sources of available capital are sufficient to fund operations and development commitments, meet debt service obligations (both principal and interest), make dividend distributions and finance some future investments should we determine such future investments are financially feasible.

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

We Depend on Lease Income and Mortgage Payments from Real Property.  Approximately 99.5% of our revenue for the year ended December 31, 2016, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term. There can be no assurance that if such failure to renew were to occur, or if we did not re‑lease a property to a current lessee, we could lease the property to others on favorable terms, at the same rent as the current rent, or on a timely basis.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. The provisions of this sweeping law may affect us directly, as well as impact our lessees and borrowers. While certain provisions, such as expanding the insured population, may positively impact the revenues of our lessees and borrowers, other provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012; required the development of a value-based purchasing program for Medicare skilled nursing facility services; established a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long term care services. The Affordable Care Act also expanded public disclosure about nursing home ownership and operations, instituted mandatory compliance and quality assurance programs, increased penalties for noncompliance, and expanded fraud and abuse enforcement and penalty provisions that could impact our operators. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and subregulatory guidance. Moreover, President Trump and some members of Congress have called for repeal of the Affordable Care Act and replacement with alternative reforms.  The details and timing of any such actions are unknown at this time. There can be no assurance that the Affordable Care Act or any subsequent repeal and/or reform legislation will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

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

Additional reforms affecting the payment for and availability of health care services have been proposed at the state level and adopted by certain states.   Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies along with other cost-control measures.  For instance, under the terms of the Budget Control Act of 2011, as modified by the American Taxpayer Relief Act, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans.  The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  As amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2025, although Congress and the Administration could enact legislation at any time that modifies sequestration.

CMS has also adopted regulations that impose new standards that long-term care facilities must meet to participate in the Medicare and Medicaid programs, including an October 4, 2016 final rule that addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, binding arbitration agreements, infection control, residents’ rights, compliance and ethics programs, and several other areas.  Separately, CMS published a final rule on September 16, 2016 establishing emergency preparedness requirements for Medicare- and Medicaid-participating providers and suppliers, including long-term care facilities, to ensure that they can meet the needs of patients and residents during natural and man-made emergency situations.  In addition, CMS published a final rule on May 4, 2016 amending fire safety standards applicable to long-term care facilities and certain other types of Medicare- and Medicaid-participating health care facilities.  These and other changes in the law or regulations, such as the adoption of new requirements for participation in the Medicare and Medicaid programs, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

Federal and State Health Care Cost Containment Measures Including Reductions in Reimbursement From Third Party Payors Such as Medicare and Medicaid Could Adversely Affect Us and The Ability of Our Operators to Make Payments to Us. The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and skilled nursing center lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

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

Congress also has given states greater flexibility to expand access to home and community based services as an alternative to nursing facility services. These provisions could further increase state funding for home and community based services, while prompting states to cut funding for nursing facilities and homes for persons with disabilities. The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to be in the form of block grants or per capita limits on federal Medicaid payments to states. In light of continuing federal and state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

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

We Could Fail to Collect Amounts Due Under Our Straight‑line Rent Receivable Asset.  GAAP accounting requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the consolidated balance sheet called straight‑line rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized which reduces the straight‑line rent receivable balance to zero by the end of the lease. We periodically assess the collectability of the straight‑line rent receivable. If during our assessment we determined that we were unlikely to collect a portion or the entire straight‑line rent receivable asset, we may provide a reserve against the previously recognized straight‑line rent receivable asset for a portion or up to its full value that we estimate may not be recoverable.

Our Assets May be Subject to Impairment Charges.  We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our results of operations and a non‑cash impact on funds from operations in the period in which the write‑off occurs.

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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Here and throughout this Form 10‑K wherever we provide details of our properties’ bed/unit count, the number of beds/units applies to skilled nursing, assisted living, independent living, memory care and behavioral health care properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. These numbers often differ, usually not materially by property, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi‑patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de‑licensing of beds or in our opinion impact the value of the property, we may take action against the lessee/borrower to preserve the value of the property/collateral.

Owned Properties.  The following table sets forth certain information regarding our owned properties as of December 31, 2016 (dollars amounts in thousands):

										Remaining
	No. of	No. of	No. of	No. of		No. of		No. of		Lease	Gross
Location	SNFs	ALFs	ROCs	UDPs		Others		Beds/Units	Encumbrances	Term(1)	Investments
Alabama	2	—	1	—		—		459	$—	70	$18,622
Arizona	5	—	—	—		—		967	—	40	40,764
California	2	3	—	—		—		574	—	81	62,889
Colorado	2	13	1	—		—		980	—	122	114,923
Florida	5	7	—	—		—		852	—	103	74,609
Georgia	2	1	—	—		—		327	—	158	19,242
Illinois	—	3	—	—	(2)	—		286	—	153	63,233
Indiana	—	3	—	—		—		140	—	177	10,104
Iowa	6	1	1	—		—		579	—	80	17,630
Kansas	3	8	—	—		—		689	—	115	70,569
Kentucky	1	1	—	—	(3)	—		203	—	124	43,628
Michigan	—	—	—	—		—	(4)	—	—	—	943
Mississippi	—	1	—	—		—		62	—	96	9,430
Nebraska	—	4	—	—		—		157	—	177	9,595
Nevada	—	—	—	—		1		118	—	98	9,274
New Jersey	—	4	—	—		—		205	—	134	62,042
New Mexico	7	—	—	—		—		843	—	109	50,913
N. Carolina	—	5	—	—		—		210	—	48	13,096
Ohio	2	11	—	—		—		772	—	99	99,300
Oklahoma	—	6	—	—		—		219	—	48	12,315
Oregon	1	1	—	—		—		135	—	34	7,347
Pennsylvania	—	3	—	—		—		199	—	103	18,040
S. Carolina	—	4	2	—		—		428	—	104	35,290
Tennessee	2	—	—	—		—		141	—	84	5,275
Texas	24	16	1	—		—		4,340	—	126	268,955
Virginia	3	—	1	—		—		500	—	97	29,378
Washington	1	—	—	—		—		123	—	55	8,024
Wisconsin	1	9	—	—		—		844	—	168	126,133
TOTAL	69	104	7	—		1		15,352	$—	117	$1,301,563

(1)	Weighted average remaining months in lease term as of December 31, 2016.

(2)	Includes two MC development with a total of 132 units.

(3)	Includes one SNF developments with 143 beds.

(4)	Includes three parcels of land held‑for‑use.

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2016 (dollars amounts in thousands):

									Annualized	% of Annualized
	No. of	No. of		No. of	No. of	No. of	No. of		Rental	Rental Income
Year	SNFs	ALFs		ROCs	Others	Beds/Units	Operators		Income(1)	Expiring
2017	1	—		—	—	60	1		359	0.3%
2018	2	9		1	—	1,061	4		9,297	6.7%
2019	3	—		—	—	613	1		1,571	1.1%
2020	1	35		—	—	1,639	2		13,826	9.9%
2021	26	—		4	—	3,450	4		14,091	10.1%
2022	1	—		—	—	121	1		771	0.6%
2023	4	—		—	—	326	2		2,539	1.8%
2024	—	10		—	—	471	1		2,611	1.9%
2025	6	3		—	1	1,166	3		11,181	8.0%
2026	11	—		2	—	1,755	2		15,490	11.0%
Thereafter	14	46		—	—	4,654	7		67,992	48.6%
TOTAL	69	103	(2)	7	1	15,316		(3)	$139,728	100.0%

(1)	Annualized rental income is the total rent, including amortization of lease incentives, over the life of the lease recognized evenly over that lease term as of December 31, 2016.

(2)	Excludes a closed assisted living community.

(3)

We have a total of 27 operators. One of our operators is a party to multiple leases with dissimilar expirations; therefore, the sum of the number of operators by maturity does not equal our total number of operators.

Mortgage Loans.  The following table sets forth certain information regarding our mortgage loans as of December 31, 2016 (dollars amounts in thousands):

							Average	Original		Current
	No. of	No. of	No. of		No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs	ALFs	OTHs		Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service(1)
Arizona	—	1	—		100	7.5%	31	$3,257	$3,210	$357
Michigan	20	—	—		2,748	9.41%-9.53%	314	207,639	214,142	20,227
Missouri	1	—	—		100	11.6%	12	1,500	2,120	487
Pennsylvania	—	1	—		70	7.32%	3	5,100	4,686	418
Texas	1	6	—		201	10.70%-13.95%	18	8,315	5,593	1,046
Utah	1	—	—		84	11.05%	35	1,400	1,158	174
Virginia	—	—	—	(2)	—	9.00%	3	1,208	1,207	112
TOTAL	23	8	—		3,303		291	$228,419	$232,116	$22,821

(1)	Includes principal and interest payments.

(2)	Includes a parcel of land secured under a short-term mortgage loan.

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

	2016		2015
	High	Low	High	Low
First quarter	$46.29	$40.55	$48.85	$41.42
Second quarter	$51.74	$44.90	$46.98	$40.70
Third quarter	$54.20	$49.83	$44.77	$38.64
Fourth quarter	$52.05	$43.17	$44.84	$40.02

Holders of Record

As of February 15, 2017 we had approximately 391 stockholders of record of our common stock.

Dividend Information

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2016	2015	2016	2015
First quarter	$0.54	$0.51	$0.54	$0.51
Second quarter	$0.54	$0.51	$0.54	$0.51
Third quarter	$0.54	$0.51	$0.54	$0.51
Fourth quarter	$0.57	$0.54	$0.57	$0.54
	$2.19	$2.07	$2.19	$2.07

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

Issuer Purchases of Equity Securities

The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended December 31, 2016 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased(1)	Share	Plan (2)	Under the Plan
October 1- October 31, 2016	—	$—	—	—
November 1 - November 30, 2016	—	$—	—	—
December 1 - December 31, 2016	311	$47.00	—	—
Total	311		—	—

(1)	During the three months ended December 31, 2016, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

(2)	No shares were purchased as part of publicly announced plans or programs.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was more than 75% during 2016.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2011 to December 31, 2016 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
LTC Properties, Inc.	$100.00	$120.42	$127.11	$163.38	$171.22	$195.28
NAREIT Equity	100.00	118.06	120.97	157.43	162.46	176.30
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18

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

	2016		2015		2014	2013	2012
	(In thousands, except per share amounts)
Operating information:
Total revenues	$161,583		$136,203		$118,961	$104,974	$92,482
Income from continuing operations	85,115		73,081		73,399	55,405	50,306
Income allocated to non-controlling interests(1)	—		—		—	—	37
Income allocated to participating securities	385		484		481	383	377
Income allocated to preferred stockholders	—		2,454		3,273	3,273	3,273
Net income available to common stockholders	84,730		70,143		69,645	54,159	47,640
Per share information:
Net income per common share from continuing operations available to common stockholders:
Basic	$2.21		$1.97	(2)	$2.01	$1.56	$1.54
Diluted	$2.21		$1.94	(2)	$1.99	$1.56	$1.54
Net income per common share available to common stockholders:
Basic	$2.21		$1.97	(2)	$2.01	$1.64	$1.58
Diluted	$2.21		$1.94	(2)	$1.99	$1.63	$1.57
Common stock distributions declared	$2.19		$2.07		$2.04	$1.91	$1.79
Common stock distributions paid	$2.19		$2.07		$2.04	$1.91	$1.79
Balance sheet information:
Total assets	$1,394,896		$1,275,424		$964,770	$930,305	$788,446
Total debt(3)	609,391	(4)	571,872	(4)	280,584	277,730	302,789

(1)	During 2012, our limited partners exercised their rights to convert all of their 112,588 partnership units. As a result, we subsequently terminated the limited partnership.

(2)

Decreased primarily as a result of an impairment charge related to a contingent agreement to sell an assisted living community, partially offset by a gain related to the sale of a skilled nursing center in 2015.

(3)	Includes bank borrowings, senior unsecured notes (net of debt issue costs) and bonds payable.

(4)	Increase primarily due to the sale of senior unsecured term notes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. Range of care communities (or ROC) property classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. As of December 31, 2016, seniors housing and long-term health care properties comprised approximately 99% of our real estate investment portfolio.  We have been operating since August 1992.

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

Portfolio Overview

The following table summarizes our real estate investment portfolio as of December 31, 2016 (dollar amounts in thousands):

			Twelve Months Ended
			December 31, 2016		Percentage		Number of
	Gross	Percentage of	Rental	Interest	of	Number of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$753,328	49.2%	$61,429	$25,430	54.6%	92	11,644	—
Assisted Living	711,645	46.4%	64,380	1,171	41.2%	112	—	5,985
Range of Care	43,140	2.8%	5,774	—	3.6%	7	634	274
Under Development(5)	14,142	0.9%	—	—	—%	—	—	—
Other(6)	11,424	0.7%	865	111	0.6%	1	118	—
Totals	$1,533,679	100.0%	$132,448	$26,712	100.0%	212	12,396	6,259

(1)	Excludes rental income from properties sold during 2016.

(2)	Excludes interest income from mortgage loans paid off during 2016.

(3)	We have investments in 30 states leased or mortgaged to 31 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)	Includes three development projects, consisting of two memory care communities with a total of 132 units, and a 143-bed skilled nursing center.

(6)	Includes four parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has 2 skilled nursing beds and 116 medical hospital beds.

As of December 31, 2016 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.0 billion or 81.7% invested in owned and leased properties and $0.3 billion or 18.3% invested in mortgage loans secured by first mortgages.

For the year ended December 31, 2016, rental income and interest income from mortgage loans represented 82.6% and 16.9%, respectively, of total gross revenues. In most instances, our lease structure contains fixed or estimable annual rental escalations, which are generally recognized on a straight‑line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the year ended December 31, 2016, we recognized $13.5 million in straight‑line rental income and recorded $0.1 million of straight‑line rent receivable reserve. For the remaining leases in place at December 31, 2016, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight‑line rental income will decrease from $13.5 million in 2016 to $8.8 million for projected annual 2017. Conversely, our cash rental income is projected to increase from $122.0 million in 2016 to $133.3 million for projected annual 2017. During the year ended December 31, 2016, we received $122.0 million of cash rental revenue and recorded $1.9 million of lease incentives. At December 31, 2016, the straight‑line rent receivable balance, net of reserves, on the consolidated balance sheet was $55.3 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the year ended December 31, 2016, there were no lease renewals. During 2016, we amended an existing master lease to extend the terms for an additional five years. Additionally during 2016, we consolidated six individual master leases with three operators into three single master leases.

2016 Transaction overview

Investment in Owned Properties

The following table summarizes our acquisitions for the twelve months ended December 31, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	423	53,973	4	250
Land(4)	6,891	108	6,999	—	—
Totals	$76,441	$576	$77,017	5	376

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of our construction in progress. Additionally, transaction costs may include costs related to the prior year due to timing and may include costs related to terminated transactions.

(2)	We acquired a newly constructed 126-bed skilled nursing center in Texas.

(3)

We acquired a newly constructed memory care community in Kentucky for $14,250 which includes a $2,000 holdback, a newly constructed assisted living and memory care community in Georgia for $14,300 and two memory care communities in Kansas for an aggregate purchase price of $25,000.

(4)

We acquired a parcel of land and improvements and entered into a development commitment of up to $24,325, including the land and bed rights purchase, for the development of a 143-bed skilled nursing center in Kentucky. Also, we purchased a parcel of land in Illinois and entered into a development commitment to construct a memory care community. The commitment totals approximately $14,500, including the land purchase.

Sold Properties

During 2016, we sold a 48-unit assisted living community located in Florida for $1.8 million which was previously written down to its estimated sale price in the fourth quarter of 2015. Additionally, we sold two skilled nursing centers in Texas and an assisted living community in Florida for an aggregate price of $11.9 million. As a result of these sales, we recognized a net gain on sale of $3.8 million. Also, we sold a school in New Jersey for $3.9 million and recorded a net loss on sale in the amount of $193,000. Subsequent to December 31, 2016, we entered into a contingent purchase and sale agreement to sell an 85-unit ROC community in Texas for $1.2 million. We performed a recoverability analysis on the property as of December 31, 2016 and determined that a portion of the carrying value of the property was not recoverable. Accordingly, we recorded an impairment charge of $0.8 million to write the property down to its estimated sale price at December 31, 2016.

During 2015, we sold a 112-bed skilled nursing center located in Texas for $1.6 million, resulting in net sales proceed of $1.5 million and a net gain on sale of $0.6 million. No properties were sold during 2014.

Development Projects

The following table summarizes our investment in development and improvement projects for the year ended December 31, 2016 (in thousands):

	Development	Improvements
ALF/ ILF/ MC	$41,859	$3,034
SNF	483	3,758
	$42,342	$6,792

Completed Developments

During the twelve months ended December 31, 2016, we completed the following projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2016 Funding	Total Funding
Development	1	MC	66	Illinois	$2,980	$12,248
Development	1	MC	56	Texas	1,110	11,776
Development	1	MC	66	Illinois	7,331	11,962
Development	1	MC	66	California	7,716	12,400
Development	1	ALF/MC	89	South Carolina	9,170	15,080
Development	1	ILF	108	Kansas	11,235	13,423
Improvement	1	SNF	160	Arizona	3,432	4,672
	7		611		$42,974	$81,561

Investment in Mortgage Loans

A summary of our mortgage loan origination and funding for the year ended December 31, 2016, is as follows (in thousands):

Origination/Funding	$20,685
Pay-offs	6,036
Scheduled principal payments received	2,242

Investment in Unconsolidated Joint Ventures

We have made a preferred equity investment in an entity (or the JV) that owns four properties in Arizona that provide independent, assisted living and memory care services. At closing, we provided an initial preferred capital contribution of $20.1 million and have committed to provide an additional preferred capital contribution of $5.5 million for a total preferred capital contribution of $25.6 million. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption. During 2016, we provided an additional preferred capital contribution of $1.8 million. Accordingly, we have a remaining preferred capital contribution commitment of $3.7 million.

Additionally, during 2016 we entered into a $3.4 million seven-year term mezzanine loan commitment for the development of a 127-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. In accordance with the terms of the loan agreement, we are entitled to receive a 15% preferred return, a portion of which, subject to minimum payment requirements, is paid in cash and the remaining unpaid portion is deferred and subsequently paid to us at times set forth in the loan agreement. We evaluated this acquisition, development and construction (or ADC) arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

Notes Receivable

The following table summarizes our notes receivable activities (dollar amounts in thousands):

2016
Advances and originations under notes receivable	$14,969
Principal payments received under notes receivable	(100)
Reclassified to real estate under development (1)	(237)
Notes receivable reserve	(166)
Net increase in notes receivable	$14,466

(1)	Represents pre-development loans which matured due to land acquisitions and commencement of development projects.

During 2016, we purchased a $12.5 million mezzanine loan on a portfolio of 64 skilled nursing centers located in eight states. The mezzanine loan has a five-year term and a face rate of LIBOR plus 11.75%. We have characterized this investment as a loan in accordance to the ADC arrangement.

Key Transactions During the Quarter

During the fourth quarter, we purchased a parcel of land in Illinois and entered into a development commitment to construct a memory care community. The commitment totals $14.5 million, including the land purchase. Subsequent to December 31, 2016, we entered into a contingent purchase and sale agreement to sell an 85-unit ROC community in Texas for $1.2 million.

During the quarter we completed the development of a 108-unit independent living community in Kansas.

During the fourth quarter, we entered into a $3.4 million seven-year term mezzanine loan commitment for development of a 127-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. In accordance with the terms of the loan agreement, we are entitled to receive a 15% preferred return, a portion of which, subject to minimum payment requirements, is paid in cash and the remaining unpaid portion is deferred and subsequently paid to us at times set forth in the loan agreement. Additionally, we purchased a $12.5 million mezzanine loan on a portfolio of 64 skilled nursing centers located in eight states. The mezzanine loan has a five-year term and a face rate of LIBOR plus 11.75%.

Subsequent to December 31, 2016, we sold 312,881 shares of common stock for $14.6 million in net proceeds under our equity distribution agreement. Accordingly, we have approximately $185.2 million available under these agreements.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/16	9/30/16	6/30/16	3/31/16	12/31/15
Asset mix:
Real property	$1,301,563	$1,292,459	$1,291,386	$1,229,756	$1,198,686
Loans receivable	232,116	236,707	235,243	225,299	219,719
Investment mix:
Skilled nursing centers	$753,328	$757,490	$755,287	$750,663	$726,865
Assisted living communities (1)	711,645	706,279	702,386	636,059	623,449
Range of care communities	43,140	43,907	43,907	43,907	43,907
Under development(1)	14,142	10,065	4,354	3,731	3,489
Other(2)	11,424	11,425	20,695	20,695	20,695
Operator mix:
Prestige Healthcare(2)	$227,274	$226,204	$224,220	$213,690	$207,092
Senior Lifestyle Corporation	201,862	201,227	200,515	200,357	199,349
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Anthem Memory Care	111,620	106,637	102,714	71,655	62,821
Remaining operators	727,823	729,998	734,080	704,253	684,043
Geographic mix:
Texas	$274,547	$280,486	$281,795	$287,187	$270,759
Michigan	215,085	214,014	212,029	201,501	194,902
Wisconsin	126,133	125,990	125,680	125,680	125,680
Colorado	114,923	114,924	114,924	114,924	114,924
Ohio	99,300	99,133	98,997	98,957	98,647
Remaining states	703,691	694,619	693,204	626,806	613,493

(1)

During the three months ended December 31, 2016, we completed the construction of a 108-unit independent living community. Accordingly, this property was reclassified from “Under development” to “Assisted living communities” for all periods presented.

(2)	We have four parcels of land as of December 31, 2016. Three parcels of land are located adjacent to properties securing the Prestige mortgage loan and are managed by Prestige.

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

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/16		12/31/16			9/30/16			6/30/16			3/31/16			12/31/15
Debt to gross asset value	36.4%		36.4%		(1)	35.9%		(4)	36.8%		(6)	38.5%		(1)	37.4%
Debt to market capitalization ratio	24.9%		24.9%		(2)	22.4%		(5)	23.1%		(4)	26.2%		(7)	26.1%
Interest coverage ratio(9)	5.2	x	5.3	x	(3)	5.2	x	(3)	5.1	x		5.1	x	(8)	5.7	x
Fixed charge coverage ratio(9)	5.2	x	5.3	x	(3)	5.2	x	(3)	5.1	x		5.1	x	(8)	5.7	x

(1)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

(3)	Increased primarily due to revenue from new investments.

(4)	Decreased primarily due to decrease in outstanding debt.

(5)

Decreased primarily due to increase in market capitalization resulting from increase in stock price and the sale of common stock under our equity distribution agreement as well as decrease in outstanding debt.

(6)	Decreased due to increase in gross asset value from acquisitions, additional developments, mortgage loan originations and capital improvements and decrease in outstanding debt.

(7)

Increased primarily due to increase in outstanding debt partially offset by increase in market capitalization resulting from the sale of common stock under our equity distribution agreement as well as increase in stock price.

(8)	Decreased primarily due to increase in interest expense resulting from increase in outstanding debt.

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

	Year Ended		Quarter Ended
	12/31/16		12/31/16		9/30/16		6/30/16		3/31/16		12/31/15
Net income	$85,115		$20,666		$22,411		$22,180		$19,858		$17,954
Less: Gain on sale	(3,582)		—		(1,780)		(1,802)		—		(586)
Add: Impairment on real estate for sale	766		766		—		—		—		2,250
Add: Interest expense	26,442		6,856		6,836		6,750		6,000		5,581
Add: Depreciation and amortization	35,932		9,309		9,155		8,907		8,561		8,310
Total adjusted EBITDA	$144,673		$37,597		$36,622		$36,035		$34,419		$33,509

Interest expense	$26,442		$6,856		$6,836		$6,750		$6,000		$5,581
Add: Capitalized interest	1,408		215		251		256		686		346
Interest incurred	$27,850		$7,071		$7,087		$7,006		$6,686		$5,927

Interest coverage ratio	5.2	x	5.3	x	5.2	x	5.1	x	5.1	x	5.7	x

Interest incurred	$27,850		$7,071		$7,087		$7,006		$6,686		$5,927
Total fixed charges	$27,850		$7,071		$7,087		$7,006		$6,686		$5,927

Fixed charge coverage ratio	5.2	x	5.3	x	5.2	x	5.1	x	5.1	x	5.7	x

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

Operating Results

Year ended December 31, 2016 compared to year ended December 31, 2015 (in thousands):

	Years ended December 31,
	2016	2015	Difference
Revenues:
Rental income	$133,527	$113,080	$20,447	(1)
Interest income from mortgage loans	27,321	22,119	5,202	(2)
Interest and other income	735	1,004	(269)	(3)
Total revenues	161,583	136,203	25,380

Expenses:
Interest expense	26,442	17,497	(8,945)	(4)
Depreciation and amortization	35,932	29,431	(6,501)	(1)
Impairment on real estate for sale	766	2,250	1,484	(5)
Provision for doubtful accounts	457	619	162
Transaction costs	179	744	565	(6)
General and administrative expenses	17,412	14,986	(2,426)	(7)
Total expenses	81,188	65,527	(15,661)

Operating income	80,395	70,676	9,719
Income from unconsolidated joint ventures	1,138	1,819	(681)	(8)
Gain on sale of real estate, net	3,582	586	2,996	(9)
Net income	85,115	73,081	12,034
Income allocated to participating securities	(385)	(484)	99
Income allocated to preferred stockholders	—	(2,454)	2,454	(10)
Net income available to common stockholders	$84,730	$70,143	$14,587

(1)	Increased due to acquisitions, developments and capital improvement investments.

(2)	Increased primarily due to mortgage loan originations and capital improvement funding under certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)	Decreased due to non-accrual of interest under certain notes receivable partially offset by the interest income from mezzanine loans.

(4)	Increased primarily due to the sale of senior unsecured notes, increased borrowing under our unsecured revolving line of credit and decrease in capitalized interest related to development projects.

(5)

Subsequent to December 31, 2016 and 2015, we entered into contingent purchase and sale agreements to sell a range of care community and an assisted living community, respectively, and determined that a portion of the carrying value of these properties were not recoverable.  Accordingly, we recorded an impairment charge of $766 and $2,250 to write the property down to its estimated sale price at December 31, 2016 and 2015, respectively.

(6)	Transaction costs were higher in 2015 primarily due to costs associated with the acquisition of the 10-property senior housing portfolio in 2015.

(7)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(8)

Income from unconsolidated joint ventures was higher in 2015 primarily due to the accrual of the deferred portion of our preferred return of up to the extent of the common member’s capital account under the joint venture.

(9)	Represents the net gain on sale of two skilled nursing centers, one assisted living community and one school in 2016 partially offset by the net gain on sale of one skilled nursing center in 2015.

(10)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

Year ended December 31, 2015 compared to year ended December 31, 2014 (in thousands)

	Years ended December 31,
	2015	2014	Difference
Revenues:
Rental income	$113,080	$101,849	$11,231	(1)
Interest income from mortgage loans	22,119	16,553	5,566	(2)
Interest and other income	1,004	559	445	(3)
Total revenues	136,203	118,961	17,242
Expenses:
Interest expense	17,497	13,128	(4,369)	(4)
Depreciation and amortization	29,431	25,529	(3,902)	(1)
Impairment on real estate for sale	2,250	—	(2,250)	(5)
Provision for doubtful accounts	619	32	(587)	(2)
Acquisition costs	744	195	(549)	(6)
General and administrative expenses	14,986	11,637	(3,349)	(7)
Total expenses	65,527	50,521	(15,006)
Operating income	70,676	68,440	2,236
Income from unconsolidated joint ventures	1,819	—	1,819	(8)
Gain on sale of real estate, net	586	4,959	(4,373)	(9)
Income from continuing operations	73,081	73,399	(318)
Income allocated to participating securities	(484)	(481)	(3)
Income allocated to preferred stockholders	(2,454)	(3,273)	819	(10)
Net income available to common stockholders	$70,143	$69,645	$498

(1)	Increased due to acquisitions, developments and capital improvement investments.

(2)	Increased primarily due to mortgage loan originations and capital improvement funding under certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)	Increased primarily due to additional funding under our notes receivable.

(4)	Increased primarily due to the sale of senior unsecured notes, increased borrowing under our unsecured revolving line of credit and decrease in capitalized interest related to development projects.

(5)

Subsequent to December 31, 2015, we entered into a contingent purchase and sale agreement to sell a 48-unit assisted living community in Florida for $1,750.  Accordingly, we recorded an impairment charge of $2,250 to write the property down to its estimated sale price at December 31, 2015.

(6)	Increased primarily due to costs associated with the acquisition of the 10-property senior housing portfolio in 2015.

(7)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(8)	Represents our preferred return from our investment in an unconsolidated joint venture entered into during the first quarter of 2015.

(9)	Represents the net gain on sale of two assisted living centers and one school in 2014 partially offset by the net gain on sale of one skilled nursing center in 2015.

(10)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2016		2015		2014
GAAP net income available to common stockholders	$84,730		$70,143		$69,645
Add: Depreciation and amortization	35,932		29,431		25,529
Add: Impairment on real estate for sale	766		2,250		—
Less: Gain on sale of real estate, net	(3,582)		(586)		(4,959)
NAREIT FFO attributable to common stockholders	$117,846		$101,238		$90,215
NAREIT FFO attributable to common stockholders per share:
Basic	$3.07		$2.84		$2.61
Diluted	$3.06	(1)	$2.77	(2)	$2.55	(2)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	38,388		35,590		34,617
Diluted	38,597	(3)	37,563	(4)	36,866	(4)

(1)	Includes the effect of participating securities.

(2)	Includes the effect of participating securities and the convertible preferred securities.

(3)

Diluted weighted average shares used to calculate FFO per share for the year ended December 31, 2016, includes the effect of stock option equivalents, participating securities and performance based stock units.

(4)

Diluted weighted average shares used to calculate FFO per share for the years ended December 31, 2015 and 2014, includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Critical Accounting Policies

See Item 8. FINANCIAL STATEMENTS—Note 2.  Summary of Significant Accounting Policies.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2016, we had a total of $8.0 million of cash and cash equivalents, $492.9 million available under our unsecured revolving line of credit and $22.5 million available under our senior unsecured note shelf agreement. Subsequent to December 31, 2016, we amended our shelf agreement, issued senior unsecured notes and used the proceeds to repay our unsecured revolving line of credit. Accordingly, we have $600.0 million available under our unsecured revolving line of credit and $36.7 million available under our shelf agreement. See Debt Obligations below for further discussion.

Additionally, we have the potential ability to access the capital markets through the issuance of $200.0 million of common stock under our equity distribution agreement and unlimited amount through the issuance of debt and/ or equity securities under our effective shelf registration. Subsequent to December 31, 2016, we sold shares of common stock under our equity distribution agreement. Accordingly, we have $185.2 million available under these agreements. See Equity below for further discussion.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2017.

We expect our future income and ability to make distributions from cash flows from operations to depend on the collectability of our rents and mortgage loans receivable. The collection of these loans and rents will be dependent, in large part, upon the successful operation by the operators of the seniors housing and health care properties we own or that are pledged to us. The operating results of the facilities will be impacted by various factors over which the operators/owners may have no control. Those factors include, without limitation, the status of the economy, changes in supply of or demand for competing seniors housing and health care facilities, ability to control rising operating costs, and the potential for significant reforms in the health care industry. In addition, our future growth in net income and cash flow may be adversely impacted by various proposals for changes in the governmental regulations and financing of the health care industry. We cannot presently predict what impact these proposals may have, if any. We believe that an adequate provision has been made for the possibility of loans proving uncollectible but we will continually evaluate the financial status of the operations of the seniors housing and health care properties. In addition, we will monitor our borrowers and the underlying collateral for mortgage loans and will make future revisions to the provision, if considered necessary.

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

	Year ended		Change
Cash provided by (used in):	2016	2015	$	%
Operating activities	$105,708	$102,341	$3,367	3.3%
Investing activities	(139,898)	(326,820)	186,922	(57.2)%
Financing activities	29,239	212,184	(182,945)	(86.2)%
(Decrease) increase in cash and cash equivalents	(4,951)	(12,295)	7,344	59.7%
Cash and cash equivalents, beginning of period	12,942	25,237	(12,295)	(48.7)%
Cash and cash equivalents, end of period	$7,991	$12,942	$(4,951)	(38.3)%

Operating Activities. Cash provided by operating activities for the year ended December 31, 2016, increased to $105.7 million compared to $102.3 million for the year ended December 31, 2015 due to increased operating cash flow from acquisitions, completed developments and capital improvement projects.

Investing Activities. Cash used in investing activities decreased from $326.8 million for the year ended December 31, 2015 compared to $139.9 million for the year ended December 31, 2016 primarily due to decreased acquisitions and loan originations partially offset by increased real estate development and capital improvement projects in 2016.

Financing Activities. Cash provided by financing activities decreased to $29.2 million for the year ended December 31, 2016, from $212.2 million for the comparable 2015 period. The decrease in cash provided by financing activities is primarily attributable to decreased  bank borrowings partially offset by proceeds from common stock offerings during 2016, and an increase in distributions paid to stockholders.

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at December 31, 2016, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During 2016, we borrowed $123.6 million and repaid $137.0 million under our Unsecured Credit Agreement. At December 31, 2016, we were in compliance with all covenants. Subsequent to December 31, 2016, we repaid our outstanding balance of $107.1 million using proceeds from the sale of senior unsecured notes, as discussed below. Accordingly, we have $600.0 million available under our revolving line of credit.

Senior Unsecured Notes. During the twelve months ended December 31, 2016, we sold $37.5 million senior unsecured notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and mature in 2028. During the twelve months ended December 31, 2016, we paid $26.7 million in regular scheduled principal payments under our Prudential senior unsecured notes. Accordingly, at December 31, 2016, we had $22.5 million available under our shelf agreement with Prudential.

Subsequent to December 31, 2016, we paid $4.2 million in regular scheduled principal payments and amended our shelf agreement with Prudential to increase our shelf commitment to $337.5 million. Additionally, subsequent to December 31, 2016, we sold 15-year senior unsecured notes in the aggregate amount of $100.0 million to a group of institutional investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032. Accordingly, we have $36.7 million available under our amended shelf agreement with Prudential.

Additionally, during the twelve months ended December 31, 2016, we amended our agreement with AIG Asset Management (U.S.) LLC (or AIG) which provided for the possible issuance of up to an additional of $40.0 million of senior unsecured notes and sold $40.0 million senior unsecured term notes with a fixed rate of 3.99% to affiliated insurance company investment advisory clients of AIG. The notes have an average 10-year life, scheduled principal payments and will mature in 2031.

The following table summarizes information regarding debt obligations by component as of December 31, 2016 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings (2)	2.25%	$107,100	$492,900
Senior unsecured notes, net of debt issue costs (3)	4.50%	502,291	22,500
Total	4.11%	$609,391	$515,400

(1)	Represents weighted average of interest rate as of December 31, 2016.

(2)	Subsequent to December 31, 2016, we repaid $107,100, accordingly we have no outstanding balance and $600,000 available for borrowing.

(3)

Subsequent to December 31, 2016, we paid $4,167 in regular scheduled principal payments and sold $100,000 senior unsecured notes. Additionally, we amended our shelf agreement with Prudential. Accordingly, we have $598,124 of senior unsecured notes outstanding and $36,667 available under our shelf agreement.

Equity

At December 31, 2016, we had 39,221,370 shares of common stock outstanding, equity on our balance sheet totaled $740.0 million and our equity securities had a market value of $1.8 billion.

At-The-Market Program. During 2015, we entered into an equity distribution agreement (or Original Agreement) to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the twelve months ended December 31, 2016, we sold 1,643,017 shares of common stock for $78.6 million in net proceeds under the Original Agreement.

During the twelve months ended December 31, 2016, we terminated the Original Agreement and entered into a  new equity distribution agreement (or Equity Distribution Agreement) to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our company common shares. As of December 31, 2016, no shares were issued under this agreement.  Subsequent to December 31, 2016, we sold 312,881 shares of common stock for $14.6 million under our Equity Distribution Agreement. Accordingly, we have $185.2 million available under this agreement.

During 2016, we acquired 49,405 shares of common stock held by the employees who tendered shares to satisfy tax withholding obligations. Subsequent to December 31, 2016, we acquired 23,691 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Stock Based Compensation Plans. During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the twelve months ended December 31, 2016, no stock options were granted under this plan.

During 2016, we granted 127,087 shares of restricted common stock under the 2015 Plan as follows:

		Price per
Year	No. of Shares/Units	Share	Vesting Period
2016	65,300	$43.24	ratably over 3 years
	54,107	$46.87	TSR targets (1)
	7,680	$46.87	June 1, 2017
	127,087

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 3.7 years with acceleration opportunity in 2.7 years.

Subsequent to December 31, 2016, we granted 74,760 shares of restricted common stock at $45.76 per share. These shares vest ratably from the grant date over a three-year period.

At December 31, 2016, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2017	85,343		3,428,000
2018	49,352		2,071,000
2019	75,878	(1)	236,000
	210,573		$5,735,000

(1)

Includes 54,107 performance-based stock units. The performance based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

Stock Options.  We did not issue any stock options during the year ended December 31, 2016. During 2016, a total of 6,667 stock options were exercised at a total option value of $159,000 and a total market value on the date of exercise of $311,000.  At December 31, 2016, we have 33,334 stock options outstanding of which 28,334 of those stock options are exercisable.

Available Shelf Registrations. We had an automatic shelf registration statement which was filed in 2013 and provided us with the capacity to publicly offer up to $800.0 million in common stock, preferred stock, warrants, debt, depositary shares, or units. In advance of the three-year expiration of the 2013 automatic shelf registration statement, we filed a new automatic shelf registration statement with the SEC on January 29, 2016 to provide us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under the automatic registration statement we filed in 2016 (until its expiration on January 29, 2019) in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Contractual Obligations

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2016, excluding the effects of interest and debt issue costs  (in thousands):

	Total		2017	2018	2019	2020	2021	Thereafter
Bank borrowings	$107,100	(1)	$—	$107,100	$—	$—	$—	$—
Senior unsecured notes	503,300	(2)	31,167	38,167	33,666	40,160	40,160	319,980
	$610,400		$31,167	$145,267	$33,666	$40,160	$40,160	$319,980

(1)	Subsequent to December 31, 2016, we repaid the $107,100 outstanding balance. Accordingly, we have $600,000 available under our unsecured revolving line of credit.

(2)

Subsequent to December 31, 2016, we paid $4,167 in regular scheduled principal payments and sold $100,000 senior unsecured notes. Additionally, we amended our shelf agreement with Prudential. Accordingly, we have $598,124 of senior unsecured notes outstanding and $36,667 available under our shelf agreement.

The following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs, bank fees and earn-out accretion, as of December 31, 2016 and including the effects of the subsequent borrowing and repayment of our outstanding debt as discussed above (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Bank borrowings	$3,797	$2,129	$1,668	$—	$—	$—	$—
Senior unsecured notes	195,318	25,694	24,979	23,377	21,808	19,715	79,745
	$199,115	$27,823	$26,647	$23,377	$21,808	$19,715	$79,745

Off‑Balance Sheet Arrangements:

We had no off‑balance sheet arrangements as of December 31, 2016.

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

We do not utilize interest rate swaps, forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off‑balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2016.

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

At December 31, 2016, the fair value of our mortgage loans receivable using an 8.2% discount rate was approximately $294.3 million. A 1% increase in such rates would decrease the estimated fair value of our mortgage loans by approximately $26.7 million while a 1% decrease in such rates would increase their estimated fair value by approximately $31.6 million. At December 31, 2016, the fair value of our senior unsecured notes using a 4.47% discount rate for those maturing before year 2026 and 4.60% discount rate for those maturing at or beyond year 2026 was approximately $498.9 million. A 1% increase in such rates would decrease the estimated fair value of our senior unsecured notes by approximately $26.9 million while a 1% decrease in such rates would increase their estimated fair value by approximately $29.1 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTC Properties, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 22, 2017

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Investments:
Land	$116,096	$106,841
Buildings and improvements	1,185,467	1,091,845
Accumulated depreciation and amortization	(275,861)	(251,265)
Real property investments, net	1,025,702	947,421
Mortgage loans receivable, net of loan loss reserve: 2016—$2,315; 2015—$2,190	229,801	217,529
Real estate investments, net	1,255,503	1,164,950
Notes receivable, net of loan loss reserve: 2016—$166; 2015—$0	16,427	1,961
Investments in unconsolidated joint ventures	25,221	24,042
Investments, net	1,297,151	1,190,953

Other assets:
Cash and cash equivalents	7,991	12,942
Debt issue costs related to bank borrowings	1,847	2,865
Interest receivable	9,683	4,536
Straight-line rent receivable, net of allowance for doubtful accounts: 2016—$960; 2015—$833	55,276	42,685
Prepaid expenses and other assets	22,948	21,443
Total assets	$1,394,896	$1,275,424
LIABILITIES
Bank borrowings	$107,100	$120,500
Senior unsecured notes, net of debt issue costs: 2016—$1,009; 2015—$1,095	502,291	451,372
Accrued interest	4,675	3,974
Accrued incentives and earn-outs	12,229	12,722
Accrued expenses and other liabilities	28,553	27,654
Total liabilities	654,848	616,222
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2016—39,221; 2015—37,548	392	375
Capital in excess of par value	839,005	758,676
Cumulative net income	1,013,443	928,328
Accumulated other comprehensive income	—	47
Cumulative distributions	(1,112,792)	(1,028,224)
Total equity	740,048	659,202
Total liabilities and equity	$1,394,896	$1,275,424

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$133,527	$113,080	$101,849
Interest income from mortgage loans	27,321	22,119	16,553
Interest and other income	735	1,004	559
Total revenues	161,583	136,203	118,961
Expenses:
Interest expense	26,442	17,497	13,128
Depreciation and amortization	35,932	29,431	25,529
Impairment of real estate for sale	766	2,250	—
Provision for doubtful accounts	457	619	32
Transaction costs	179	744	195
General and administrative expenses	17,412	14,986	11,637
Total expenses	81,188	65,527	50,521
Operating income	80,395	70,676	68,440
Income from unconsolidated joint ventures	1,138	1,819	—
Gain on sale of real estate, net	3,582	586	4,959
Net income	85,115	73,081	73,399
Income allocated to participating securities	(385)	(484)	(481)
Income allocated to preferred stockholders	—	(2,454)	(3,273)
Net income available to common stockholders	$84,730	$70,143	$69,645

Earnings per common share:
Basic	$2.21	$1.97	$2.01
Diluted	$2.21	$1.94	$1.99

Weighted average shares used to calculate earnings per common share:
Basic	38,388	35,590	34,617
Diluted	38,597	37,329	36,640

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$85,115	$73,081	$73,399
Reclassification adjustment (See Note 9)	(47)	(35)	(35)
Comprehensive income	$85,068	$73,046	$73,364

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Shares				Capital in	Cumulative
	Preferred	Common	Preferred	Common	Excess of	Net	Accumulated	Cumulative	Total
	Stock	Stock	Stock	Stock	Par Value	Income	OCI	Distributions	Equity
Balance—December 31, 2013	2,000	34,746	$38,500	$347	$688,654	$781,848	$117	$(877,028)	$632,438
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)
Issuance of common stock	—	600	—	6	24,638	—	—	—	24,644
Issuance of restricted stock	—	95	—	1	(1)	—	—	—	—
Net income	—	—	—	—	—	73,399	—	—	73,399
Vesting of restricted stock	—	—	—	—	3,241	—	—	—	3,241
Stock option exercises	—	45	—	1	1,070	—	—	—	1,071
Vested stock options	—	—	—	—	12	—	—	—	12
Preferred stock dividends	—	—	—	—	—	—	—	(3,273)	(3,273)
Common stock cash distributions ($2.04 per share)	—	—	—	—	—	—	—	(71,158)	(71,158)
Other	—	(6)	—	—	(218)	—	—	—	(218)
Balance—December 31, 2014	2,000	35,480	38,500	355	717,396	855,247	82	(951,459)	660,121
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)
Issuance of restricted stock	—	92	—	1	(1)	—	—	—	—
Net income	—	—	—	—	—	73,081	—	—	73,081
Vesting of restricted stock	—	—	—	—	3,992	—	—	—	3,992
Vesting of stock options	—	—	—	—	14	—	—	—	14
Stock option exercises	—	3	—	—	79	—	—	—	79
Conversion of Series C Preferred Stock	(2,000)	2,000	(38,500)	20	38,480	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(2,454)	(2,454)
Common stock cash distributions ($2.07 per share)	—	—	—	—	—	—	—	(74,311)	(74,311)
Other	—	(27)	—	(1)	(1,284)	—	—	—	(1,285)
Balance—December 31, 2015	—	37,548	—	375	758,676	928,328	47	(1,028,224)	659,202
Reclassification adjustment	—	—	—	—	—	—	(47)	—	(47)
Issuance of common stock	—	1,643	—	16	78,120	—	—	—	78,136
Issuance of restricted stock	—	73	—	1	(42)	—	—	—	(41)
Net income	—	—	—	—	—	85,115	—	—	85,115
Vesting of restricted stock	—	—	—	—	4,265	—	—	—	4,265
Vesting of stock options	—	—	—	—	15	—	—	—	15
Stock option exercises	—	7	—	—	159	—	—	—	159
Common stock cash distributions ($2.19 per share)	—	—	—	—	—	—	—	(84,568)	(84,568)
Other	—	(50)	—	—	(2,188)	—	—	—	(2,188)
Balance—December 31, 2016	—	39,221	$—	$392	$839,005	$1,013,443	$—	$(1,112,792)	$740,048

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$85,115	$73,081	$73,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,932	29,431	25,529
Stock-based compensation expense	4,280	4,006	3,253
Impairment on real estate	766	2,250	—
Gain on sale of assets, net	(3,582)	(586)	(4,959)
Income from unconsolidated joint ventures	(1,138)	(1,819)	—
Income distributions from unconsolidated joint ventures	1,695	552	—
Straight-line rental income	(13,477)	(10,136)	(3,002)
Amortization of lease incentive	1,945	1,680	841
Provision for doubtful accounts	457	619	32
Non-cash interest related to contingent liabilities	684	409	18
Other non-cash items, net	1,216	985	779
(Increase) decrease in interest receivable	(5,147)	(3,939)	105
Increase in accrued interest payable	701	418	132
Net change in other assets and liabilities	(3,739)	5,390	(365)
Net cash provided by operating activities	105,708	102,341	95,762
INVESTING ACTIVITIES:
Investment in real estate properties	(74,923)	(206,340)	(11,650)
Investment in real estate developments	(42,342)	(25,929)	(34,135)
Investment in real estate capital improvements	(6,792)	(7,534)	(13,967)
Capitalized interest	(1,408)	(827)	(1,506)
Proceeds from sale of real estate, net	17,369	1,537	33,593
Investment in real estate mortgage loans receivable	(20,685)	(67,134)	(9,374)
Principal payments received on mortgage loans receivable	8,278	4,808	9,155
Investments in unconsolidated joint ventures	(1,770)	(23,042)	—
Payment of working capital reserve	(2,756)	(805)	—
Advances and originations under notes receivable	(14,969)	(1,554)	(1,263)
Principal payments received on notes receivable	100	—	113
Net cash used in investing activities	(139,898)	(326,820)	(29,034)
FINANCING ACTIVITIES:
Bank borrowings	123,600	291,000	37,500
Repayment of bank borrowings	(137,000)	(170,500)	(58,500)
Proceeds from issuance of senior unsecured notes	77,500	200,000	30,000
Principal payments on senior unsecured notes	(26,667)	(29,167)	(4,167)
Principal payments on bonds payable	—	—	(2,035)
Proceeds from common stock issued	78,592	—	24,644
Stock option exercises	159	79	1,071
Distributions paid to stockholders	(84,568)	(76,765)	(74,431)
Financing costs paid	(147)	(1,178)	(2,132)
Other	(2,230)	(1,285)	(219)
Net cash provided by (used in) financing activities	29,239	212,184	(48,269)
(Decrease) increase in cash and cash equivalents	(4,951)	(12,295)	18,459
Cash and cash equivalents, beginning of period	12,942	25,237	6,778
Cash and cash equivalents, end of period	$7,991	$12,942	$25,237

Supplemental disclosure of cash flow information:
Interest paid	$24,490	$16,078	$12,188
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

LTC Properties, Inc. (or LTC), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (or REIT) that invests primarily in senior housing and health care properties through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending.

2. Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of LTC and our wholly‑owned subsidiaries. All intercompany investments, accounts and transactions have been eliminated.

Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes in presentation of Acquisition costs to incorporate costs related to terminated transactions which was reclassified from General and administrative expenses. These adjustments are normal and recurring in nature.

Going Concern.  In August 2014, the Financial Accounting Standards Board  (or FASB) issued Accounting Standards Update (or ASU) 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update define management’s responsibility under U.S. generally accepted accounting principles (or GAAP) to evaluate when and how substantial doubt about the organization’s ability to continue as a going concern should be disclosed in the financial statement footnotes. This ASU expands disclosure requirements about principal conditions or events that raise substantial doubt. It also requires disclosing management’s evaluation of the significance of those conditions or events in relationship to the organization’s ability to meet its obligations, and management’s plans that are intended to either alleviate substantial doubt or to mitigate conditions or events that raise substantial doubt. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of this ASU did not have a material impact on the Company’s financial statements or disclosures.

Use of Estimates.  Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

In January 2017, the FASB issued ASU No. 2017-01(or ASU 2017-01), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. Historically, our acquisitions qualified as either a business combination or asset acquisition. Upon adoption of this ASU, we believe most our acquisitions of investment properties would continue to qualify as an asset acquisition; therefore, we do not believe this standard will have a material impact on our results of operations or financial condition.

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

Mortgage Loans Receivable, Net of Loan Loss Reserve.  Mortgage loans receivable we originate are recorded on an amortized cost basis. Mortgage loans we acquire are recorded at fair value at the time of purchase net of any related premium or discount which is amortized as a yield adjustment to interest income over the life of the loan. Additionally, we record an estimated allowance for doubtful accounts, as described below.

Mezzanine Loans. In 2015 the Company strategically decided to allocate a portion of its capital deployment toward mezzanine loans to grow relationships with operating companies that have not typically utilized sale leaseback financing as a component of their capital structure. Mezzanine financing sits between senior debt and common equity in the capital structure, and typically is used to finance development projects or value-add opportunities on existing operational properties. We seek market-based, risk-adjusted rates of return typically between 12-18% with the loan term typically between four to eight years. Security for mezzanine loans can include all or a portion of the following credit enhancements; secured second mortgage, pledge of equity interests and personal/corporate guarantees. Mezzanine loans can be recorded for GAAP purposes as either a loan or joint venture depending upon specifics of the loan terms and related credit enhancements.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the expected collectability of our receivables and is maintained at a level believed adequate to absorb potential losses in our receivables. In determining the allowance, we perform a quarterly evaluation of all receivables. If this evaluation indicates that there is a greater risk of receivable charge‑offs, additional allowances are recorded in current period earnings.

Investment in unconsolidated joint ventures. From time to time, we provide funding to third party operators for the acquisition, development and construction (or ADC) of a property. Under an ADC arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. We evaluate the ADC arrangement to determine if it has characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. If we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting. If we determine the ADC arrangement should be accounted for as an investment rather than a loan, we evaluate the investment pursuant to ASC 805, Consolidation, to determine whether the ADC arrangement meets the definition of a variable interest entity (or VIE)  and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying joint venture. Distributions of operating profit from the joint ventures are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

Debt Issuance Cost. In April 2015, FASB issued ASU No. 2015-03 (or ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting) (or ASU 2015-15). ASU 2015-15 allows debt issuance costs related to line of credit agreements to be presented in the balance sheet as an asset. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU 2015-03 and ASU 2015-15 in 2015 using the full retrospective method as required by these ASUs and we elected to present debt issuance costs related to our unsecured revolving line of credit as an asset on our consolidated balance sheets.

Accrued incentives and earn-outs. As part of our acquisitions and/or amendments, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable at acquisition, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant inputs not observable in the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates.

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

• LTC has a variable interest in the entity - i.e. it has equity ownership or other financial interests that change with changes in the fair value of the entity's net assets.

If an entity does not meet these criteria, or qualifies for a scope exception from the variable interest model, then we evaluate such entity under the voting model or apply other GAAP, including the cost or equity method of accounting.

A legal entity is determined to be a VIE if it has any of the following three characteristics:

1.	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
2.	The equity holders, as a group lack the characteristics of a controlling financial interest, as evidenced by all of the following characteristics:

• The power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity's economic performance;

• The obligation to absorb the entity's expected losses;

• The right to receive the entity's expected residual returns; or

3.	The entity is established with non-substantive voting rights (i.e. the entity is structured such that majority economic interest holder(s) have disproportionately few voting rights).

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We perform a quarterly evaluation of our investment in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, write the investment down to its estimated fair value as of the measurement date.

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

Revenue Recognition.  Rental income from operating leases is generally recognized on a straight‑line basis over the terms of the leases. Substantially all of our leases contain provisions for specified annual increases over the rents of the prior year and are generally computed in one of four methods depending on specific provisions of each lease as follows:

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest income on mortgage loans is recognized using the effective interest method. We follow a policy related to mortgage interest whereby we consider a loan to be non‑performing after 60 days of non‑payment of amounts due and do not recognize unpaid interest income from that loan until the past due amounts have been received.

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

ASU 2014-09 requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, effective on January 1, 2018, permits either the retrospective or cumulative effects transition method and allows for early adoption on January 1, 2017.  We expect to adopt this standard using the modified retrospective adoption method on January 1, 2018.  We are currently evaluating the impact of this ASU but we do not believe this standard will have a material impact on our results of operations or financial condition, as a substantial portion of our revenues consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.

Leases.  In February 2016, the FASB issued ASU No. 2016-02 (or ASU 2016-02), Leases (Topic 842). ASU 2016-02 modifies existing guidance for off-balance sheet treatment of a lessees’ operating leases by requiring lessees to recognize lease assets and lease liabilities. Under ASU 2016-02, lessor accounting is largely unchanged. Consistent with present standards, we will continue to account for lease revenue on a straight-line basis for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have begun our process for implementing this guidance, including identifying any non-lease components in our lease arrangements. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

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

For Federal tax purposes, depreciation is generally calculated using the straight‑line method over a period of 27.5 years. Earnings and profits, which determine the taxability of distributions to stockholders, use the straight‑line method over 40 years. Both Federal taxable income and earnings and profits differ from net income for financial statement purposes principally due to the treatment of certain interest income, rental income, other expense items, impairment charges and the depreciable lives and basis of assets. At December 31, 2016, the tax basis of our net depreciable assets exceeds our book basis by approximately $43,840,680 (unaudited), primarily due to an investment recorded as an acquisition for tax and a mortgage loan for GAAP.

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

Properties held-for-sale.  Properties classified as held‑for‑sale on the consolidated balance sheet include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held‑for‑sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held‑for‑sale once they have been classified as such. Under ASU No. 2014-08 (or ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. We have not reclassified results of operations for properties disposed as discontinued operations as these disposals do not represent strategic shifts in our operations.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non‑forfeitable dividends participate in undistributed earnings with common stockholders and are considered participating securities.

Stock‑Based Compensation.  The FASB requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black‑Scholes‑Merton formula to estimate the value of stock options granted to employees. Also, we use the Monte Carlo model to estimate the value of performance based stock units granted to employees. These models require management to make certain estimates including stock volatility, expected dividend yield and the expected term. If management incorrectly estimates these variables, the results of operations could be affected. The FASB also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. Because we qualify as a REIT under the Internal Revenue Code of 1986, as amended, we are generally not subject to Federal income taxation. Therefore, this reporting requirement does not have an impact on our statements of cash flows.

In March 2016, FASB issued ASU No. 2016-09 (or ASU 2016-09), Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU 2016-09. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

Cash Flow Presentation.  In August 2016, FASB issued authoritative guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

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

3. Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of December 31, 2016

	Number of			Number of		Percentage of
				SNF	ALF	Total	Total
Operator	SNF	ALF	ROC	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	20	—	2	2,866	93	16.3%	15.9%
Senior Lifestyle Corporation	—	27	—	—	1,632	12.2%	12.7%
Brookdale Senior Living	—	37	—	—	1,704	9.8%	5.4%
Senior Care Centers	11	—	—	1,444	—	9.8%	8.4%
Totals	31	64	2	4,310	3,429	48.1%	42.4%

(1)	Includes rental income and interest income from mortgage loans.

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

4. Supplemental Cash Flow Information

	For the year ended
	December 31,
	2016	2015	2014
	(in thousands)
Non-cash investing and financing transactions:
Mortgage loan receivable applied against purchase price to acquire real estate (See Note 5)	$—	$10,600	$—
Land conveyance applied to a mortgage and construction loan receivable (See Note 5)	—	670	—
Contingent liabilities related to real estate investments (See Note 5)	1,847	1,847	—
Contingent liabilities related to lease incentives (See Note 10)	—	8,013	3,240
Reclassification of pre-development loans (See Note 7)	237	1,035	304
Restricted stock issued, net of cancellations (See Note 9)	1	1	1
Preferred stock conversion (See Note 9)	—	38,500	—

5. Real Estate Investments

Owned Properties. Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification (or collectively ALF). Range of care communities (or ROC) property classification consists of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services.

Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

As of December 31, 2016, we owned 181 health care real estate properties located in 28 states and consisting of 104 ALFs, 69 SNFs, 7 ROCs and 1 behavioral health care hospital. These properties are operated by 27 operators. Please see Item 1. Business Portfolio for a table that summarizes our owned properties as of December 31, 2016.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions and Developments. The following table summarizes our acquisitions for the twelve months ended December 31, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	423	53,973	4	250
Land(4)	6,891	108	6,999	—	—
Totals	$76,441	$576	$77,017	5	376

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of our construction in progress. Additionally, transaction costs may include costs related to the prior year due to timing and may include costs related to terminated transactions.

(2)	We acquired a newly constructed 126-bed skilled nursing center in Texas.

(3)

We acquired a newly constructed memory care community in Kentucky for $14,250 which includes a $2,000 holdback, a newly constructed assisted living and memory care community in Georgia for $14,300 and two memory care communities in Kansas for an aggregate purchase price of $25,000.

(4)

We acquired a parcel of land and improvement and entered into a development commitment of up to $24,325, including the land and bed rights purchase, for the development of a 143-bed skilled nursing center in Kentucky. Also, we purchased a parcel of land in Illinois and entered into a development commitment to construct a memory care community. The commitment totals approximately $14,500, including the land purchase.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our acquisitions for the twelve months ended December 31, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$36,946	$87	$37,033	3	360
Assisted Living(3)	156,097	590	156,687	11	951
Other(4)	9,250	42	9,292	1	118
Land(5)	16,333	352	16,685	—	—
Totals	$218,626	$1,071	$219,697	15	1,429

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of our construction in progress. Additionally, transaction costs may include costs related to the prior year due to timing and may include costs related to terminated transactions.

(2)

We purchased a property in Wisconsin by exercising our purchase option under a $10,600 mortgage and construction loan and equipped the property for $3,346. Also, we acquired two skilled nursing centers in Texas totaling 254 beds for an aggregate purchase price of $23,000.

(3)

Includes acquisition of a newly constructed 60-unit MC community for $14,250 including a $2,000 working capital reserve which was recorded similarly to an earn-out and valued at $1,847 using a discounted cash flow analysis. As a result, our basis in the property was recorded at $14,132 which includes capitalized transaction costs. Also includes acquisition of a portfolio comprised of 10 independent, assisted living and memory care communities for $142,000.

(4)	We purchased a behavioral health care hospital in Nevada comprised of 116 medical hospital beds and 2 skilled nursing beds for $9,300.

(5)

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

The following table summarizes our investment in development and improvement projects for the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31, 2016		Year ended December 31, 2015
	Development	Improvements	Development	Improvements
ALF/ILF/MC	$41,859	$3,034	$24,099	$3,950
SNF	483	3,758	1,830	3,584
	$42,342	$6,792	$25,929	$7,534

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the twelve months ended December 31, 2016, we completed the following development and improvement projects (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2016 Funding	Total Funding
Development	1	MC	66	Illinois	$2,980	$12,248
Development	1	MC	56	Texas	1,110	11,776
Development	1	MC	66	Illinois	7,331	11,962
Development	1	MC	66	California	7,716	12,400
Development	1	ALF/MC	89	South Carolina	9,170	15,080
Development	1	ILF	108	Kansas	11,235	13,423
Improvement	1	SNF	160	Arizona	3,432	4,672
	7		611		$42,974	$81,561

The following table summarizes our completed projects during the twelve months ended December 31, 2015 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2015 Funding	Total Funding
Development	1	MC	60	Colorado	$1,522	$10,703
Improvements	1	SNF	121	California	1,481	1,481
Improvements	1	SNF	196	Texas	522	522
Improvements	2	SNF	141	Tennessee	39	2,200
	5		518		$3,564	$14,906

During 2016, we sold a 48-unit assisted living community located in Florida for $1,750,000 which was previously written down to its estimated sale price in the fourth quarter of 2015. Additionally, we sold two skilled nursing centers in Texas and an assisted living community in Florida for an aggregate price of $11,850,000. As a result of these sales, we recognized a net gain on sale of $3,775,000.  Also, we sold a school in New Jersey for $3,850,000 and recorded a net loss on sale in the amount of $193,000. During 2015, we sold a 112-bed skilled nursing center located in Texas for $1,600,000, resulting in net sales proceed of $1,537,000 and a net gain on sale of $586,000.  No properties were sold during 2014.

Subsequent to December 31, 2016, we entered into a contingent purchase and sale agreement to sell an 85-unit ROC community in Texas for $1,200,000.  We performed a recoverability analysis on the property as of December 31, 2016 and determined that a portion of the carrying value of the property was not recoverable. Accordingly, we recorded an impairment charge of $766,000, included in our consolidated statement of income, to write the property down to its estimated sale price at December 31, 2016.

Depreciation expense on buildings and improvements, including properties classified as held‑for‑sale, was $35,809,000,  $29,329,000, and $25,424,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum base rents receivable under the remaining non‑cancelable terms of operating leases excluding the effects of straight‑line rent, amortization of lease inducement and renewal options are as follows (in thousands):

Annual Cash
Rent
2017	$133,296
2018	133,873
2019	129,482
2020	131,377
2021	117,298
Thereafter	797,716

Mortgage Loans.  At December 31, 2016, the mortgage loans had interest rates ranging from 7.3% to 13.9% and maturities ranging from 2017 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20‑year to 30‑year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. Please see Item 1. Business Portfolio for a table that summarizes our loaned properties as of December 31, 2016.

The following table summarizes our mortgage loan activity for the twelve months ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015
Origination/Funding	$20,685	$67,134
Pay-offs	6,036	2,487
Scheduled principal payments received	2,242	2,321

At December 31, 2016 and 2015 the carrying values of the mortgage loans were $229,801,000 and $217,529,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2017	$7,674
2018	8,297
2019	5,092
2020	8,815
2021	1,065
Thereafter	201,173
Total	$232,116

During the twelve months ended December 31, 2016, 2015 and 2014, we received $2,242,000,  $2,321,000, and $2,159,000, respectively in regularly scheduled principal payments. During 2016, we received $6,036,000 plus accrued interest related to the early payoff of nine mortgage loans secured by skilled nursing centers located in Missouri, Texas and Washington.

6. Investment in Unconsolidated Joint Ventures

We have made a preferred equity investment in an entity (or the JV) that owns four properties in Arizona that provide independent, assisted living and memory care services. At closing, we provided an initial preferred capital

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contribution of $20,143,000 and have committed to provide an additional preferred capital contribution of $5,507,000 for a total preferred capital contribution of $25,650,000. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred if the cash flow of the JV is insufficient to pay all of the accrued preferred return. The unpaid accrued preferred return is accrued up to the common member’s capital account balance in the underlying JV (as determined in accordance with GAAP). We did not accrue the deferred portion of the preferred return during the twelve months ended December 31, 2016. We continue to evaluate our claim on the estimated net assets of the underlying joint venture quarterly. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption.

The JV is intended to be self-financing and other than our preferred capital contributions, we are not required to provide any direct support and we are not entitled to share in the JV’s earnings or losses. As a result, we believe our maximum exposure to loss due to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered a variable interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method. During the twelve months ended December 31, 2016, we provided an additional preferred capital contribution of $1,770,000. Accordingly, we have a remaining preferred capital contribution commitment of $3,737,000. During the twelve months ended December 31, 2016, we recognized $1,139,000 in income from our preferred equity investment in the JV compared to $1,819,000 for the same period in 2015. Additionally, during the twelve months ended December 31, 2016, we received $1,695,000 from our preferred equity investment in the JV compared to $552,000 for the same period in 2015.

During 2016, we entered into a $3,400,000 seven-year term mezzanine loan commitment for the development of a 127-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. In accordance with the terms of the loan agreement, we are entitled to receive a 15% preferred return, a portion of which, subject to minimum payment requirements, is paid in cash and the remaining unpaid portion is deferred and subsequently paid to us at times set forth in the loan agreement. We evaluated this ADC arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Notes Receivable

Notes receivable consist of various loans, and line of credit agreements with certain operators. During 2016, we committed to fund three new loans to existing operators as follows (dollar amounts in thousands):

	Total	Interest	Maturity
Type of Property	Commitment	Rate	Date
Skilled Nursing	$1,400	15.00%	2021
Assisted Living	325	12.00%	2018
Skilled Nursing	12,500	12.41%	2021
Totals	$14,225

During 2016, we originated a $1,400,000 mezzanine loan on two skilled nursing centers, funding $1,200,000 at closing with a commitment to fund an additional $200,000 upon achieving certain coverage ratios. The skilled nursing centers are located in Oregon and totaling 146 beds. The mezzanine loan has a five-year term and a rate of 15%. We have evaluated this ADC arrangement and determined that the characteristics are similar to a loan, and accordingly, the investment is recorded as a loan. Additionally, we purchased a  $12,500,000 mezzanine loan on a portfolio of 64 skilled nursing centers located in eight states. The mezzanine loan has a five-year term and a rate of LIBOR plus 11.75%. We have evaluated this ADC arrangement and determined that the characteristics are similar to a loan, and accordingly, the investment is recorded as a loan.

The following table summarizes our notes receivable activities for the fiscal years 2016, 2015 and 2014 (dollar amounts in thousands):

	Year ended December 31,
	2016	2015	2014
Advances and Originations under notes receivable	$14,969	$1,554	$1,263
Principal payments received under notes receivable	(100)	—	(113)
Reclassified to real estate under development (1)	(237)	(1,035)	(304)
Notes Receivable reserve	(166)	—	—
Net increase in notes receivable	$14,466	$519	$846

(1)	Represents pre-development loans which matured due to land acquisitions and commencement of development projects.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt Obligations

The following table sets forth information regarding debt obligations by component as of December 31, 2016 and 2015 (dollar amounts in thousands):

		At December 31, 2016		At December 31, 2015
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	2.25%	$107,100	$492,900	$120,500	$479,500
Senior unsecured notes, net of debt issue costs (3)	4.50%	502,291	22,500	451,372	33,333
Total	4.11%	$609,391		$571,872

(1)	Represents weighted average of interest rate as of December 31, 2016.

(2)	Subsequent to December 31, 2016, we repaid $107,100, accordingly we have no outstanding balance and $600,000 available for borrowing.

(3)

Subsequent to December 31, 2016, we paid $4,167 in regular scheduled principal payments and sold $100,000 senior unsecured notes. Additionally, we amended our shelf agreement with Prudential. Accordingly, we have $598,124 of senior unsecured notes outstanding and $36,667 available under our shelf agreement.

Bank Borrowings.  We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one‑year extension option at our discretion, subject to customary conditions. Based on our leverage ratios at December 31, 2016, the amended facility provides for interest annually at LIBOR plus 150 basis points and the unused commitment fee was 35 basis points.

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

During the years ended December 31, 2016 and 2015, we borrowed $123,600,000 and $291,000,000, respectively, under our Unsecured Credit Agreement. Additionally, during the years ended December 31, 2016 and 2015, we repaid $137,000,000 and $170,500,000, respectively, under our unsecured revolving line of credits. At December 31, 2016 and 2015, we were in compliance with all covenants. Subsequent to December 31, 2016, we repaid our outstanding balance of $107,100,000 as discussed below. Accordingly, we have $600,000,000 available for borrowing.

Senior Unsecured Notes.  During the twelve months ended December 31, 2016, we sold $37,500,000 senior unsecured notes to affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and mature in 2028. During the twelve months ended December 31, 2016, we paid $26,667,000 in regular scheduled principal payments under our Prudential senior unsecured notes. Accordingly, at December 31, 2016, we had $22,500,000 available under our shelf agreement with Prudential.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to December 31, 2016, we paid $4,167,000 in regular scheduled principal payments and amended our shelf agreement with Prudential to increase our shelf commitment to $337,500,000. Additionally, subsequent to December 31, 2016, we sold 15-year senior unsecured notes in the aggregate amount of $100,000,000 to a group of institutional investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032. Subsequent to this transaction, we have $36,667,000 available under our amended shelf agreement with Prudential.

During 2016, we amended our agreement with AIG Asset Management (U.S.) LLC (or AIG) which provides for the possible issuance of up to an additional $40,000,000 unsecured notes. During 2016, we sold $40,000,000 senior unsecured term notes under our amended agreement with AIG to affiliated insurance company investment advisory clients of AIG with a coupon of 3.99%. The notes have an average 10-year life, fixed interest rate and will mature in 2031.

During the year ended December 31, 2015, we repaid $29,167,000 in regularly scheduled principal payments. Additionally, we sold $100,000,000 senior unsecured term notes to Prudential with an annual fixed rate of 4.5% under this shelf agreement. Also, during 2015, we entered into a $100,000,000 note purchase and private shelf agreement with AIG for a three-year term and we sold $100,000,000 senior unsecured term notes to affiliates of AIG with an annual fixed rate of 4.26%. These notes have periodic scheduled principal payments and will mature on November 20, 2028.

Bonds Payable.  During 2014, we paid off a $1,400,000 multifamily tax‑exempt revenue bond that was secured by five assisted living communities in Washington. These bonds bore interest at a variable rate that reset weekly. During 2014, we paid $635,000 in regularly scheduled principal payments.

Scheduled Principal Payments.    The following table represents our long term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2016, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2017	2018	2019	2020	2021	Thereafter
Bank borrowings	$107,100	(1)	$—	$107,100	$—	$—	$—	$—
Senior unsecured notes	503,300	(2)	31,167	38,167	33,666	40,160	40,160	319,980
	$610,400		$31,167	$145,267	$33,666	$40,160	$40,160	$319,980

(1)	Subsequent to December 31, 2016, we repaid the $107,100 outstanding balance. Accordingly, we have $600,000 available under our unsecured revolving line of credit.
(2)

Subsequent to December 31, 2016, we paid $4,167 in regular scheduled principal payments and sold $100,000 senior unsecured notes. Additionally, we amended our shelf agreement with Prudential. Accordingly, we have $598,124 of senior unsecured notes outstanding and $36,667 available under our shelf agreement.

9. Equity

Preferred Stock.  Historically, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock was convertible into 2,000,000 shares of our common stock at $19.25 per share and dividends were payable quarterly. During the year ended December 31, 2015, the sole holder of our Series C Preferred stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of December 31, 2016.

Common Stock.    During 2015, we entered into an equity distribution agreement (or Original Agreement) to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our common shares. Sales of

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common shares will be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the twelve months ended December 31, 2016, we sold 1,643,017 shares of common stock for $78,600,000 in net proceeds under the Original Agreement. In conjunction with the sale of common stock, we reclassified $463,000 of accumulated costs associated with the Original Agreement to additional paid in capital. During 2015, we did not sell shares of common stock under the Original Agreement.

During 2016, we terminated the Original Agreement and entered into a new equity distribution agreement (or Equity Distribution Agreement) to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common shares. As of December 31, 2016, no shares were issued under the Equity Distribution Agreement. Accordingly, we had $200,000,000 available under this agreement. Subsequent to December 31, 2016, we sold 312,881 shares of common stock for $14,578,000 in net proceeds under our Equity Distribution Agreement. Accordingly, we have approximately $185,162,000 available under this agreement.

During 2016 and 2015, we acquired 49,405 shares and 26,993 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2016, we acquired 23,691 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Available Shelf Registration.    We had an automatic shelf registration statement which was filed in 2013 and provided us with the capacity to publicly offer up to $800,000,000 in common stock, preferred stock, warrants, debt, depositary shares, or units. In advance of the three-year expiration of the automatic shelf registration statement we filed in 2013, we filed a new automatic shelf registration statement with the SEC on January 29, 2016 to provide us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under the automatic registration statement we filed in 2016 (until its expiration on January 29, 2019) in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Distributions.    We declared and paid the following cash dividends (in thousands):

	Year Ended
	December 31, 2016				December 31, 2015
	Declared		Paid		Declared		Paid
Preferred Stock Series C	$—		$—		$2,454		$2,454
Common Stock	84,568	(1)	84,568	(1)	74,311	(2)	74,311	(2)
Total	$84,568		$84,568		$76,765		$76,765

(1)	Represents $0.18 per share per month for January through September 2016 and $0.19 per share per month for October through December 2016.

(2)	Represents $0.17 per share per month for January through September 2015 and $0.18 per share per month for October through December 2015.

In January 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2017 payable on January 31,  February 28 and March 31, 2017, respectively, to stockholders of record on January 23,  February 17 and March 23, 2017, respectively.

Accumulated Other Comprehensive Income.    During prior years, we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, and retained the non‑investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third party

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and were therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non‑qualified or tainted which generally results in the “repurchase” by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At December 31, 2016 and 2015, accumulated other comprehensive income was $0 and $47,000, respectively.

Stock Based Compensation Plans.  During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaces the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion. During the twelve months ended December 31, 2016, no stock options were granted under this plan.  During 2016, 127,087 shares of restricted stock were granted under the 2015 Plan. Subsequent to December 31, 2016, we granted 74,760 shares of restricted common stock at $45.76 per share. These shares vest ratably from the grant date over a three-year period.

Restricted Stock and performance-based stock units.  Restricted stock and performance based stock units activity for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Outstanding, January 1	187,347	214,168
Granted	127,087	92,150
Vested	(103,861)	(118,331)
Canceled	—	(640)
Outstanding, December 31	210,573	187,347

Compensation expense related to restricted stock and performance based stock units for the year	$4,265,000	$3,992,000

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2016 and 2015, we granted 127,087 and 92,150 shares of restricted common stock, respectively, under the 2015 plan and 2008 Plan as follows:

		Price per
Year	No. of Shares/Units	Share	Vesting Period
2016	65,300	$43.24	ratably over 3 years
	54,107	$46.87	TSR targets (1)
	7,680	$46.87	June 1, 2017
	127,087

2015	65,750	$44.45	ratably over 3 years
	18,000	$42.30	ratably over 3 years
	8,400	$42.30	June 2, 2016
	92,150

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 3.7 years with acceleration opportunity in 2.7 years.

At December 31, 2016, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2017	85,343		3,428,000
2018	49,352		2,071,000
2019	75,878	(1)	236,000
	210,573		$5,735,000

(1)

Includes 54,107 performance-based stock units. The performance based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

Stock Options.  During 2016 and 2015, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2016 and 2015, was as follows:

			Weighted Average
	Shares		Price
	2016	2015	2016	2015
Outstanding, January 1	40,001	43,334	$29.60	$29.16
Granted	—	—	$—	$—
Exercised	(6,667)	(3,333)	$23.79	$23.79
Canceled	—	—	$—	$—
Outstanding, December 31	33,334	40,001	$30.76	$29.60
Exercisable, December 31(1)	28,334	30,001	$45.45	$31.99

(1)

The aggregate intrinsic value of exercisable options at December 31, 2016, based upon the closing price of our common shares at December 30, 2016, the last trading day of 2016, was approximately $498,000. Options exercisable at December 31, 2016 have a weighted average remaining contractual life of approximately 2.9 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The options exercised during 2016 and 2015 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2016	6,667	$23.79	$159,000	$311,000
2015	3,333	$23.79	$79,000	$140,000

(1)	As of the exercise dates.

We use the Black‑Scholes‑Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. The weighted average exercise share price of the options was $30.76 and $29.60 and the weighted average remaining contractual life was 2.9 and 2.6 years as of December 31, 2016 and 2015, respectively. Compensation expense related to the vesting of stock options for the twelve months ended December 31, 2016, was $15,000 compared to $14,000 for the same period in 2015.

We have no stock options outstanding that are scheduled to vest beyond 2017. At December 31, 2016, the total number of stock options outstanding that are scheduled to vest through 2017 is 5,000. The remaining compensation expense to be recognized related to the future service period of unvested outstanding stock options for 2017 is $3,000.

10. Commitments and Contingencies

At December 31, 2016, we had commitments as follows (in thousands):

				Total
	Investment		2016	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 5)	$66,224	(1)	$13,614	$17,405	$48,819
Accrued incentives and earn-out liabilities (2)	16,600		1,560	1,560	15,040
Lease incentives	12,957		3,509	3,964	8,993
Mortgage loans (See Note 5)	51,490	(1)	4,405	5,698	45,792
Joint venture investments (See Note 6)	29,050		1,770	21,913	7,137
Notes receivable (See Note 7)	200		—	—	200
Totals	$176,521		$24,858	$50,540	$125,981

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand senior housing and health care properties.
(2)

During the twelve months ended December 31, 2016, we recorded non-cash interest expense of $684 related to these contingent liabilities and the fair value of our outstanding payments was $12,229 at December 31, 2016.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Distributions

We must distribute at least 90% of our taxable income in order to continue to qualify as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2016, 2015 and 2014 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2016	2015	2014
Ordinary taxable distribution	$1.485	$1.690	$1.474
Return of capital	0.556	0.357	0.196
Unrecaptured Section 1250 gain	0.149	0.023	0.370
Total	$2.190	$2.070	$2.040

12. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2016	2015	2014
Income from continuing operations	$85,115	$73,081	$73,399
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(373)	(480)	(465)
Income allocated to participating securities	(12)	(4)	(16)
Total net income allocated to participating securities	(385)	(484)	(481)
Less net income allocated to preferred stockholders:
Preferred stock dividends	—	(2,454)	(3,273)
Total net income allocated to preferred stockholders	—	(2,454)	(3,273)
Net income available to common stockholders	84,730	70,143	69,645
Effect of dilutive securities:
Participating securities	385	—	—
Convertible preferred securities	—	2,454	3,273
Total effect of dilutive securities	385	2,454	3,273
Net income for diluted net income per share	$85,115	$72,597	$72,918

Shares for basic net income per share	38,388	35,590	34,617
Effect of dilutive securities:
Stock options	13	13	23
Performance-based stock units	27	—	—
Participating securities	169	—	—
Convertible preferred securities	—	1,726	2,000
Total effect of dilutive securities	209	1,739	2,023
Shares for diluted net income per share	38,597	37,329	36,640

Basic net income per share	$2.21	$1.97	$2.01
Diluted net income per share	$2.21	$1.94	$1.99

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2016
Revenues	$38,604	$39,996	$40,842	$42,141
Net income available to common stockholders	$19,757	$22,075	$22,321	$20,577
Net income per common share available to common stockholders:
Basic	$0.53	$0.58	$0.57	$0.53
Diluted	$0.53	$0.58	$0.57	$0.53
Dividends per share declared	$0.54	$0.54	$0.54	$0.57
Dividend per share paid	$0.54	$0.54	$0.54	$0.57
2015
Revenues	$31,480	$32,387	$34,943	$37,393
Net income available to common stockholders	$16,611	$16,984	$18,708	$17,840
Net income per common share available to common stockholders:
Basic	$0.47	$0.48	$0.53	$0.49
Diluted	$0.47	$0.48	$0.52	$0.48
Dividends per share declared	$0.51	$0.51	$0.51	$0.54
Dividend per share paid	$0.51	$0.51	$0.51	$0.54

NOTE:	Quarterly and year‑to‑date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amount of cash and cash equivalents approximates fair value because of the short‑term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2016 and 2015 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2016			At December 31, 2015
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$229,801	$294,319	(1)	$217,529	$257,335	(1)
Bank borrowings	107,100	107,100	(2)	120,500	120,500	(2)
Senior unsecured notes, net of debt issue costs	502,291	498,915	(3)	451,372	451,420	(3)
Accrued incentives and earn-outs	12,229	12,229	(4)	12,722	12,722	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2016 and 2015 was 8.2% and 8.9%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2016 and 2015 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.47% for those maturing before year 2026 and 4.60% for those maturing at or beyond year 2026. At December 31, 2015, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.35% for those maturing before year 2026 and 4.55% for those maturing beyond year 2026.

(4)

Our contingent obligations under the accrued incentives and earn‑out liabilities are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At December 31, 2016 and December 31, 2015, the discount rate used to value our future cash outflow of the earn-out liability was 5.9% and 6.1%, respectively.

15. Subsequent Events

The following events occurred subsequent to the balance sheet date.

Real Estate: We entered into a contingent purchase and sale agreement to sell an 85-unit ROC community in Texas for $1,200,000.

Debt:  We paid $4,167,000 in regular scheduled principal payments and amended our shelf agreement with Prudential to increase our shelf commitment to $337,500,000. Additionally, we sold 15-year senior unsecured notes in the aggregate amount of $100,000,000 to a group of institutional investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032. Subsequent to this transaction, we have $36,667,000 available under our amended shelf agreement with Prudential. We used the proceeds from our private placement to repay the outstanding balance of our unsecured line of credit. Accordingly, we have no outstanding balance and $600,000,000 available for borrowing under our unsecured revolving line of credit.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Equity:  We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2017, payable on January 31,  February 28, and March 31, 2017, respectively, to stockholders of record on January 23,  February 17, and March 23, 2017, respectively. Additionally, we sold 312,881 shares of common stock for $14,578,000. Accordingly, we have $185,162,000 available under our Equity Distribution Agreement. Also, we acquired 23,691 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations and we granted 74,760 shares of restricted common stock at $45.76 per share. These shares vest ratably from the grant date over a three-year period.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to
	beginning of	costs and	Charged to		Balance at end
Account Description	period	expenses	other accounts	Deductions (1)	of period
Year ended December 31, 2014
Loan loss reserves	$1,671	$2	$—	$—	$1,673
Straight-line rent receivable allowance	1,541	30	—	(840)	731
	$3,212	$32	$—	$(840)	$2,404
Year ended December 31, 2015
Loan loss reserves	$1,673	$517	$—	$—	$2,190
Straight-line rent receivable allowance	731	102	—	—	833
	$2,404	$619	$—	$—	$3,023
Year ended December 31, 2016
Loan loss reserves	$2,190	$125	$—	$—	$2,315
Other notes receivable allowance	—	166	—	—	166
Straight-line rent receivable allowance	833	166	—	(39)	960
	$3,023	$457	$—	$(39)	$3,441

(1)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2016
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,158	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	1,616	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	3,249	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	2,717	1970	2005
042 Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,787	1973	1996
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	1,285	2013	2011
214 Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	783	2008	2004
247 Arlington, TX	—	1,016	13,649	—	1,016	13,649	14,665	2,959	2007	2011
171 Atlanta, GA	—	175	1,282	3	175	1,285	1,460	735	1968	1999
040 Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,843	1974	1996
221 Beaumont, TX	—	370	1,141	106	370	1,247	1,617	488	1950	2005
213 Beeville, TX	—	186	1,197	70	186	1,267	1,453	433	1974	2004
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	1,959	2012	1993
256 Brownwood, TX	—	164	6,336	—	164	6,336	6,500	937	2011	2012
043 Carroll, IA	—	47	1,033	213	47	1,246	1,293	807	1969	1996
177 Chesapeake, VA	—	388	3,469	1,423	388	4,892	5,280	3,050	2007	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	2,543	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	2,305	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	2,375	1995	2001
268 Coldspring, KY	—	2,050	21,496	—	2,050	21,496	23,546	2,158	2014	2012
253 Colton, CA	—	2,342	15,158	—	2,342	15,158	17,500	2,222	1990	2011
211 Commerce City, CO	—	236	3,217	167	236	3,384	3,620	1,376	1964	2004
212 Commerce City, CO	—	161	2,160	95	161	2,255	2,416	895	1967	2004
246 Crowley, TX	—	2,247	14,276	—	2,247	14,276	16,523	2,939	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	1,994	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	2,716	2010	2012
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	896	2014	2000
298 Forth Worth, TX	—	2,785	7,546	—	2,785	7,546	10,331	471	1998	2015
185 Gardner, KS	—	896	4,478	4,150	896	8,628	9,524	3,346	2011	1999
248 Granbury, TX	—	836	6,693	—	836	6,693	7,529	1,967	2008	2011
044 Granger, IA	—	62	1,356	221	62	1,577	1,639	989	1979	1996
205 Grapevine, TX	—	431	1,449	188	431	1,637	2,068	848	1974	2002
172 Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,560	1969	1999
250 Hewitt, TX	—	1,780	8,220	99	1,780	8,319	10,099	1,324	2008	2011
051 Houston, TX	—	365	3,769	1,598	365	5,367	5,732	3,258	1968	1996
054 Houston, TX	—	202	4,458	1,426	202	5,884	6,086	3,700	2007	1996
055 Houston, TX	—	202	4,458	1,359	202	5,817	6,019	3,581	2008	1996
208 Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	897	1987	2002
045 Jefferson, IA	—	86	1,883	296	86	2,179	2,265	1,348	1972	1996
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	3,459	2012	1993
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	448	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	5,142	1996	1996
226 Mesa, AZ	—	1,095	2,330	4,673	1,095	7,003	8,098	915	2016	2006
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	3,071	2004	2010
041 Montgomery, AL	—	242	5,327	115	242	5,442	5,684	3,332	1974	1996
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,084	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	1,687	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	—	1,015	11,109	12,124	2,684	2007	2011
046 Norwalk, IA	—	47	1,033	239	47	1,272	1,319	826	1975	1996
176 Olathe, KS	—	520	1,872	313	520	2,185	2,705	1,288	1968	1999
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	2,115	2005	2011
210 Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,686	1982	2004
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	5,098	1985	2000
047 Polk City, IA	—	63	1,376	153	63	1,529	1,592	967	1976	1996
094 Portland, OR	—	100	1,925	2,652	100	4,577	4,677	2,737	2007	1997
254 Red Oak, TX	—	1,427	17,173	—	1,427	17,173	18,600	2,448	2002	2012
124 Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	1,072	1976	2001
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	850	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2016
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631	$7,199	$2,310	1975	2001
081 Sacramento, CA	—	220	2,929	1,481	220	4,410	4,630	1,960	2015	1997
085 Salina, KS	—	100	1,153	628	100	1,781	1,881	1,114	1985	1997
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	976	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	1,671	1988	2010
243 Stephenville, TX	—	670	10,117	500	670	10,617	11,287	2,032	2009	2010
225 Tacoma, WA	—	723	6,401	901	723	7,302	8,025	2,717	2009	2006
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,438	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	1,306	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	4,697	1992	2000
299 Weatherford, TX	—	836	11,902	—	836	11,902	12,738	606	1996	2015
Skilled Nursing Properties	—	48,196	441,762	45,828	48,196	487,590	535,786	133,250
Assisted Living Properties:
077 Ada, OK	—	100	1,650	—	100	1,650	1,750	845	1996	1996
136 Arlington, OH	—	629	6,973	—	629	6,973	7,602	2,695	1993	2001
105 Arvada, CO	—	100	2,810	6,960	100	9,770	9,870	2,226	2014	1997
304 Athens, GA	—	1,056	13,326	—	1,056	13,326	14,382	214	2016	2016
063 Athens, TX	—	96	1,510	66	96	1,576	1,672	824	1995	1996
269 Aurora, CO	—	850	8,583	—	850	8,583	9,433	783	2014	2013
260 Aurora, CO	—	831	10,071	—	831	10,071	10,902	1,213	1999	2012
203 Bakersfield, CA	—	834	11,986	812	834	12,798	13,632	5,497	2002	2001
117 Beatrice, NE	—	100	2,173	140	100	2,313	2,413	1,075	1997	1997
137 Bexley, OH	—	306	4,196	—	306	4,196	4,502	1,623	1992	2001
277 Burr Ridge, IL	—	1,400	11,102	—	1,400	11,102	12,502	353	2016	2014
278 Castle Rock, CO	—	759	9,041	—	759	9,041	9,800	420	2012	2014
160 Central, SC	—	100	2,321	—	100	2,321	2,421	949	1998	1999
263 Chatham, NJ	—	5,365	36,399	—	5,365	36,399	41,764	4,198	2002	2012
279 Corpus Christi, TX	—	880	11,369	—	880	11,369	12,249	267	2016	2015
292 De Forest, WI	—	485	5,568	4	485	5,572	6,057	241	2006	2015
156 Denison, IA	—	100	2,713	207	100	2,920	3,020	1,285	1998	1998
057 Dodge City, KS	—	84	1,666	4	84	1,670	1,754	914	1995	1995
083 Durant, OK	—	100	1,769	—	100	1,769	1,869	890	1997	1997
107 Edmond, OK	—	100	1,365	526	100	1,891	1,991	931	1996	1997
122 Elkhart, IN	—	100	2,435	41	100	2,476	2,576	1,183	1997	1997
155 Erie, PA	—	850	7,477	—	850	7,477	8,327	3,530	1998	1999
163 Ft. Collins, CO	—	100	2,961	3,405	100	6,366	6,466	1,734	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,622	100	8,022	8,122	1,931	2014	1999
132 Ft. Meyers, FL	—	100	2,728	9	100	2,737	2,837	1,305	1998	1998
230 Ft. Wayne, IN	—	594	3,461	731	594	4,192	4,786	1,110	1996	2009
229 Ft. Worth, TX	—	333	4,385	1,028	333	5,413	5,746	1,797	2009	2008
100 Fremont ,OH	—	100	2,435	69	100	2,504	2,604	1,213	1997	1997
267 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	516	2014	2012
167 Goldsboro, NC	—	100	2,385	1	100	2,386	2,486	908	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591	1,671	962	1995	1995
102 Greeley, CO	—	100	2,310	270	100	2,580	2,680	1,268	1997	1997
284 Green Bay, WI	—	1,660	19,079	56	1,660	19,135	20,795	878	2004	2015
164 Greenville, NC	—	100	2,478	2	100	2,480	2,580	1,061	1998	1999
062 Greenville, TX	—	42	1,565	47	42	1,612	1,654	849	1995	1996
161 Greenwood, SC	—	100	2,638	—	100	2,638	2,738	1,154	1998	1999
241 Gulf Breeze, FL	—	720	3,780	261	720	4,041	4,761	815	2000	2010
295 Jacksonville, FL	—	1,389	12,756	—	1,389	12,756	14,145	422	2015	2015
066 Jacksonville, TX	—	100	1,900	31	100	1,931	2,031	1,020	1996	1996
285 Kenosha, WI	—	936	12,361	70	936	12,431	13,367	456	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	1,024	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688	9,888	921	2014	2013
148 Longmont, CO	—	100	2,640	—	100	2,640	2,740	1,248	1998	1998
060 Longview, TX	—	38	1,568	93	38	1,661	1,699	866	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703	12,614	1,379	2000	2012
301 Louisville, KY	—	1,021	13,157	—	1,021	13,157	14,178	235	2016	2016
114 Loveland, CO	—	100	2,865	270	100	3,135	3,235	1,526	1997	1997
068 Lufkin, TX	—	100	1,950	58	100	2,008	2,108	1,043	1996	1996

LTC PROPERTIES, INC.

SCHEDULE III

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2016
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
119 Madison, IN	—	100	2,435	207	100	2,642	2,742	1,204	1997	1997
061 Marshall, TX	—	38	1,568	503	38	2,071	2,109	1,108	1995	1995
293 McHenry, IL	—	1,289	28,976	45	1,289	29,021	30,310	1,200	2005	2015
058 McPherson, KS	—	79	1,571	4	79	1,575	1,654	952	1994	1995
239 Merritt Island, FL	—	550	8,150	100	550	8,250	8,800	1,604	2004	2010
104 Millville, NJ	—	100	2,825	645	100	3,470	3,570	1,407	1997	1997
286 Milwaukee, WI	—	818	8,014	25	818	8,039	8,857	346	2007	2015
231 Monroeville, PA	—	526	5,334	435	526	5,769	6,295	1,352	1997	2009
280 Murrells Inlet, SC	—	2,490	13,000	—	2,490	13,000	15,490	122	2016	2015
294 Murrieta, CA	—	2,022	10,666	—	2,022	10,666	12,688	124	2016	2015
289 Neenah, WI	—	694	20,839	115	694	20,954	21,648	840	1991	2015
166 New Bern, NC	—	100	2,427	1	100	2,428	2,528	943	1998	1999
118 Newark, OH	—	100	2,435	182	100	2,617	2,717	1,197	1997	1997
074 Newport, OR	—	621	2,050	—	621	2,050	2,671	1,290	1996	1996
143 Niceville, FL	—	100	2,680	—	100	2,680	2,780	1,267	1998	1998
095 Norfolk, NE	—	100	2,123	33	100	2,156	2,256	1,061	1997	1997
290 Oshkosh, WI	—	1,525	9,192	34	1,525	9,226	10,751	768	2009	2015
291 Oshkosh, WI	—	475	7,364	39	475	7,403	7,878	310	2005	2015
302 Overland Park, KS	—	2,297	11,882	—	2,297	11,882	14,179	220	2013	2016
232 Pittsburgh, PA	—	470	2,615	333	470	2,948	3,418	763	1994	2009
165 Rocky Mount, NC	—	100	2,494	1	100	2,495	2,595	997	1998	1999
141 Rocky River, OH	—	760	6,963	—	760	6,963	7,723	3,242	1998	1999
059 Salina, KS	—	79	1,571	4	79	1,575	1,654	952	1994	1995
084 San Antonio, TX	—	100	1,900	—	100	1,900	2,000	955	1997	1997
092 San Antonio, TX	—	100	2,055	—	100	2,055	2,155	1,027	1997	1997
288 Sheboygan, WI	—	1,168	5,382	—	1,168	5,382	6,550	258	2006	2015
149 Shelby, NC	—	100	2,805	2	100	2,807	2,907	1,326	1998	1998
150 Spring Hill, FL	—	100	2,650	—	100	2,650	2,750	1,253	1998	1998
103 Springfield, OH	—	100	2,035	270	100	2,305	2,405	1,131	1997	1997
162 Sumter, SC	—	100	2,351	—	100	2,351	2,451	986	1998	1999
140 Tallahassee, FL	—	100	3,075	—	100	3,075	3,175	1,457	1998	1998
098 Tiffin, OH	—	100	2,435	43	100	2,478	2,578	1,207	1997	1997
282 Tinley Park, IL	—	702	11,481	—	702	11,481	12,183	210	2016	2015
088 Troy, OH	—	100	2,435	541	100	2,976	3,076	1,371	1997	1997
080 Tulsa, OK	—	200	1,650	—	200	1,650	1,850	839	1997	1997
093 Tulsa, OK	—	100	2,395	—	100	2,395	2,495	1,193	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	1,699	2000	2010
075 Tyler, TX	—	100	1,800	—	100	1,800	1,900	920	1996	1996
202 Vacaville, CA	—	1,662	11,634	1,141	1,662	12,775	14,437	5,441	2002	2001
091 Waco, TX	—	100	2,235	—	100	2,235	2,335	1,115	1997	1997
096 Wahoo, NE	—	100	2,318	50	100	2,368	2,468	1,153	1997	1997
108 Watauga, TX	—	100	1,668	—	100	1,668	1,768	827	1996	1997
287 Waukesha, WI	—	992	15,183	111	992	15,294	16,286	561	2009	2015
109 Weatherford, OK	—	100	1,669	592	100	2,261	2,361	1,110	1996	1997
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	707	2015	2013
110 Wheelersburg, OH	—	29	2,435	123	29	2,558	2,587	1,197	1997	1997
303 Wichita, KS	—	1,422	9,957	—	1,422	9,957	11,379	188	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	1,278	2013	2012
283 Wichita, KS	—	624	13,131	—	624	13,131	13,755	29	2016	2015
076 Wichita Falls, TX	—	100	1,850	—	100	1,850	1,950	945	1996	1996
120 Wichita Falls, TX	—	100	2,750	100	100	2,850	2,950	1,364	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	858	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	1,011	2000	2012
138 Worthington, OH	—	—	6,102	—	—	6,102	6,102	5,732	1993	2001
139 Worthington, OH	—	—	3,402	—	—	3,402	3,402	3,201	1995	2001
099 York, NE	—	100	2,318	40	100	2,358	2,458	1,153	1997	1997
Assisted Living Properties	—	57,010	606,034	35,235	57,010	641,269	698,279	126,768
Range of Care Properties:
199 Brownsville, TX (2)	—	302	1,089	835	302	1,924	2,226	1,058	2010	2004
168 Des Moines, IA	—	115	2,096	1,433	115	3,529	3,644	1,955	1972	1999
26A Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	5,209	2011	1996
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007	1,020	1963	2000
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686	1,358	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504	1,251	2001	2011
236 Wytheville, VA	—	647	12,692	—	647	12,692	13,339	3,743	1996	2010
Range of Care Properties	—	2,733	35,033	5,374	2,733	40,407	43,140	15,594

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2016
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	—	1,965	7,308	9,273		249	1990/1994	2015
Properties	—	1,965	7,308	—	1,965	7,308	9,273		249
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
999 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	—	2,908	7,308	10,216		249
Properties Under Development:
305 Union, KY	—	858	5,046	—	858	5,046	5,904		—	N/A	2016
296 Glenview, IL	—	2,800	3,186	—	2,800	3,186	5,986		—	N/A	2015
306 Oaklawn, IL	—	1,591	661	—	1,591	661	2,252		—	N/A	2016
Properties Under Development	—	5,249	8,893	—	5,249	8,893	14,142		—
	$—	$116,096	$1,099,030	$86,437	$116,096	$1,185,467	$1,301,563	(3)	$275,861

(1)

Depreciation is computed principally by the straight‑line method for financial reporting purposes which generally range of a life from 3 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

(2)

Subsequent to December 31, 2016, we entered into a contingent purchase and sale agreement to sell an 85-unit ROC in Texas for $1,200.  Accordingly, we recorded an impairment charge of $766 to write the property down to its estimated sale price at December 31, 2016.

(3)	As of December 31, 2016, our aggregate cost for Federal income tax purposes was $1,318,462.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,198,686	$949,838	$937,617
Acquisitions	74,923	206,340	11,650
Improvements	49,134	33,463	48,102
Conversion of mortgage loans into owned properties	—	10,600	—
Capitalized interest	1,408	827	1,506
Other non-cash items (See Note 4)	2,460	2,882	304
Conveyed land (See Note 4)	—	(670)	—
Cost of real estate sold	(24,282)	(2,344)	(49,341)
Impairment on real estate for sale	(766)	(2,250)	—
Ending balance	$1,301,563	$1,198,686	$949,838
Accumulated depreciation:
Balance at beginning of period	$251,265	$223,315	$218,700
Depreciation expense	35,809	29,329	25,424
Cost of real estate sold	(11,213)	(1,379)	(20,809)
Ending balance	$275,861	$251,265	$223,315

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds(3)	Interest Rate(1)	Maturity Date	Amount(2)	Service	Mortgages	2016	Interest
MI	15		2,102	9.53%	2043	$153,770	$1,427	$175,083	$180,940	$—
MI	1		157	9.41%	2045	8,825	77	9,806	9,872	—
MI	2		273	9.41%	2045	13,920	120	15,000	15,565	—
MI	2		216	9.41%	2020	7,750	62	7,750	7,765
Various	11		555	7.32%-13.95%	2017-2019	16,746	216	20,781	15,659	—
	31	(4)	3,303			$201,011	$1,902	$228,420	$229,801	$—

(1)

Represents current stated interest rate. Generally, the loans have 20 year to 30‑year amortization with principal and interest payable at varying amounts over the life to maturity with annual interest adjustments through specified fixed rate increases effective either on the first anniversary or calendar year of the loan.

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

(4)	Includes 11 first‑lien mortgage loans as follows:

Number of Loans	Original loan amounts
4	$ 500 - $2,000
0	$2,001 - $3,000
1	$3,001 - $4,000
0	$4,001 - $5,000
1	$5,001 - $6,000
1	$6,001 - $7,000
4	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

Balance— December 31, 2013	$165,444
New mortgage loans	3,027
Other additions	6,347
Amortization of mortgage premium	(5)
Collections of principal	(9,155)
Foreclosures	—
Loan loss reserve	(2)
Other deductions	—
Balance— December 31, 2014	165,656
New mortgage loans	60,209
Other additions	6,925
Land conveyance	670
Amortization of mortgage premium	(6)
Collections of principal	(15,408)
Foreclosures	—
Loan loss reserve	(517)
Other deductions	—
Balance— December 31, 2015	217,529
New mortgage loans	13,250
Other additions	7,435
Amortization of mortgage premium	(10)
Collections of principal	(8,278)
Foreclosures	—
Loan loss reserve	(125)
Other deductions	—
Balance— December 31, 2016	$229,801

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of LTC Properties, Inc.

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). LTC Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LTC Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 22, 2017

Item 9B.  OTHER INFORMATION

On February 16, 2017, we entered into a second amendment to the third amended and restated note purchase and private shelf agreement with Prudential Investment Management, Inc. (or Prudential) to (a) increase the aggregate commitment to $337.5 million, compared to $200.0 million previously, (b) increase the aggregate principal amount of notes that can be outstanding under the shelf agreement to $350 million, compared to $300 million previously, (c) increase the maximum principal amount of notes that can be outstanding and held by Prudential to $275 million, compared to $250 million previously, and (d) extend the issuance period until February 16, 2020.

On February 16, 2017, we also sold $100.0 million aggregate principal amount senior unsecured notes to a group of institutional investors, which included Prudential, pursuant to a note purchase agreement.  The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments, and mature on February 16, 2032.  The notes are subject to financial covenants that are substantially similar to the covenants in the shelf agreement with Prudential and our existing credit facility.  These financial covenants include provisions that (i) maximum total indebtedness shall not exceed 50% of total asset value, (ii) maximum secured debt shall not exceed 35% of total asset value, (iii) maximum unsecured debt shall not exceed 60% of the unencumbered asset value, (iv) EBITDA shall not be below 150% of fixed charges, and (v) eligible property NOI shall not be below 200% of interest expense on unsecured debt.  Other covenants in the note purchase agreement include limitations on our and our subsidiaries’ abilities to (i) incur liens, (ii) make investments, (iii) engage in mergers or consolidations or sell properties, and (iv) enter agreements that restrict our subsidiaries’ ability to make dividend payments or loans to us.

The second amendment to the amended and restated note purchase and private shelf agreement with Prudential is attached as an exhibit to this Annual Report on Form 10-K.  The note purchase agreement also is attached as an exhibit to this Annual Report on Form 10-K.   The descriptions herein related to the shelf agreement as amended with Prudential and the note purchase agreement are qualified in their entirety by reference to the corresponding exhibits filed hereto.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end) under the headings “Proposal 1 Election of Directors,”  “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Report.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2016 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

The exhibits required by Item 601 of Regulation S‑K are set forth in the index to exhibits of this annual report.

LTC PROPERTIES, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated June 1, 2016)
3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) dated June 2, 2015)
10.1

Amended and Restated Credit Agreement dated as of October 14, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated October 14, 2014)

10.2

First Amendment to Amended and Restated Credit Agreement dated as of August 4, 2015 (incorporated by reference to Exhibit 10.3 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.3

Second Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated October 30, 2013 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1-11314) for the quarter ended September 30, 2013)

10.4

Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended March 31, 2015)

10.5

First Amendment to the Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated August 4, 2015 (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.6	Second Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated February 16, 2017
10.7	Note Purchase Agreement dated February 16, 2017
10.8

Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.9

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated June 2, 2016 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated June 1, 2016)

10.10

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 5, 2015)

10.11

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 5, 2015)

10.12

Equity Distribution Agreement, dated August 5, 2015, by and between LTC Properties, Inc. and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 5, 2015)

10.13

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.14

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.15

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.16

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Credit Agricole Securities (USA) Inc. (incorporated by reference to Exhibit 1.4 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.17

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Cantor Fitzgerald & Co (incorporated by reference to Exhibit 1.5 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.18

Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.19

Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.20

Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.21

Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2014)

10.22	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.’s Registration Statement on Form S-8 (File No. 333‑205115)
10.23

Form of Stock Option Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to LTC Properties, Inc.’s Annual Report on Form 10‑K (File No. 1‑11314) for the year ended December 31, 2015)

10.24

Form of Restricted Stock Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.21 to LTC Properties, Inc.’s Annual Report on Form 10‑K (File No. 1‑11314) for the year ended December 31, 2015)

10.25

Form of Performance Based Market Stock Unit Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Current Report on Form 8-K dated June 1, 2016)

10.26

Form of Indemnity Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2009)

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
101

The following materials from LTC Properties, Inc.’s Form Annual Report on 10‑K for the fiscal year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

+Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

LTC PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: February 22, 2017
	By:	/s/ Pamela J. Kessler PAMELA J. KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2017

/s/ Pamela J. Kessler PAMELA J. KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	February 22, 2017

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	February 22, 2017

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	February 22, 2017

/s/ JAMES J. PIECZYNSKI JAMES J. PIECZYNSKI	Director	February 22, 2017

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	February 22, 2017