Form 10-Q
period 2017-03-31
LTC PROPERTIES INC
filed 2017-05-08
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

The number of shares of common stock outstanding on April 28, 2017 was 39,573,448.

LTC PROPERTIES, INC.

FORM 10-Q

March 31, 2017

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Investments:
Land	$115,793	$116,096
Buildings and improvements	1,187,897	1,185,467
Accumulated depreciation and amortization	(284,134)	(275,861)
Operating real estate property, net	1,019,556	1,025,702
Properties held-for-sale, net of accumulated depreciation: 2017—$1,058; 2016—$0	1,170	—
Real property investments, net	1,020,726	1,025,702

Mortgage loans receivable, net of loan loss reserve: 2017—$2,249; 2016—$2,315	223,292	229,801
Real estate investments, net	1,244,018	1,255,503
Notes receivable, net of loan loss reserve: 2017—$166; 2016—$166	16,402	16,427
Investments in unconsolidated joint ventures	26,181	25,221
Investments, net	1,286,601	1,297,151

Other assets:
Cash and cash equivalents	8,732	7,991
Debt issue costs related to bank borrowings	1,584	1,847
Interest receivable	10,868	9,683
Straight-line rent receivable, net of allowance for doubtful accounts: 2017—$988; 2016—$960	58,115	55,276
Prepaid expenses and other assets	25,690	22,948
Total assets	$1,391,590	$1,394,896
LIABILITIES
Bank borrowings	$—	$107,100
Senior unsecured notes, net of debt issue costs: 2017—$1,260; 2016—$1,009	597,873	502,291
Accrued interest	4,259	4,675
Accrued incentives and earn-outs	12,015	12,229
Accrued expenses and other liabilities	24,303	28,553
Total liabilities	638,450	654,848
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2017—39,573; 2016—39,221	396	392
Capital in excess of par value	853,132	839,005
Cumulative net income	1,034,956	1,013,443
Cumulative distributions	(1,135,344)	(1,112,792)
Total equity	753,140	740,048
Total liabilities and equity	$1,391,590	$1,394,896

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$35,035	$31,880
Interest income from mortgage loans	6,748	6,578
Interest and other income	839	146
Total revenues	42,622	38,604
Expenses:
Interest expense	7,471	6,000
Depreciation and amortization	9,359	8,561
(Recovery) provision for doubtful accounts	(38)	84
Transaction costs	22	90
General and administrative expenses	4,740	4,283
Total expenses	21,554	19,018
Operating income	21,068	19,586
Income from unconsolidated joint ventures	445	272
Net income	21,513	19,858
Income allocated to participating securities	(97)	(101)
Net income available to common stockholders	$21,416	$19,757

Earnings per common share:
Basic	$0.54	$0.53
Diluted	$0.54	$0.53

Weighted average shares used to calculate earnings per common share:
Basic	39,366	37,446
Diluted	39,612	37,459

Dividends declared and paid per common share	$0.57	$0.54

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$21,513	$19,858
Reclassification adjustment	—	(28)
Comprehensive income	$21,513	$19,830

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$21,513	$19,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,359	8,561
Stock-based compensation expense	1,259	990
Income from unconsolidated joint ventures	(445)	(272)
Income distributions from unconsolidated joint ventures	356	268
Straight-line rental income	(2,867)	(2,835)
Amortization of lease incentive	527	518
Provision for doubtful accounts	(38)	84
Non-cash interest related to contingent liabilities	226	149
Other non-cash items, net	314	291
Increase in interest receivable	(1,185)	(1,279)
Decrease in accrued interest payable	(416)	(1,122)
Net change in other assets and liabilities	(7,553)	(5,606)
Net cash provided by operating activities	21,050	19,605
INVESTING ACTIVITIES:
Investment in real estate properties	—	(16,000)
Investment in real estate developments	(3,443)	(13,439)
Investment in real estate capital improvements	(742)	(3,253)
Capitalized interest	(170)	(686)
Proceeds from sale of real estate, net	—	1,750
Investment in real estate mortgage loans receivable	(4,384)	(6,599)
Principal payments received on mortgage loans receivable	10,958	1,015
Investments in unconsolidated joint ventures	(914)	—
Payment of working capital reserve	(439)	(299)
Advances and originations under notes receivable	—	(93)
Principal payments received on notes receivable	25	30
Net cash provided by (used in) investing activities	891	(37,574)
FINANCING ACTIVITIES:
Bank borrowings	3,500	40,500
Repayment of bank borrowings	(110,600)	—
Proceeds from issuance of senior unsecured notes	100,000	—
Principal payments on senior unsecured notes	(4,167)	(4,167)
Proceeds from common stock issued	14,578	14,637
Distributions paid to stockholders	(22,552)	(20,347)
Financing costs paid	(301)	—
Other	(1,658)	(1,316)
Net cash (used in) provided by financing activities	(21,200)	29,307
Increase in cash and cash equivalents	741	11,338
Cash and cash equivalents, beginning of period	7,991	12,942
Cash and cash equivalents, end of period	$8,732	$24,280

Supplemental disclosure of cash flow information:
Interest paid	$7,574	$6,807

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results for a full year.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

In August 2016, FASB issued ASU No. 2016-15 (or ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

In January 2017, the FASB issued ASU No. 2017-01(or ASU 2017-01), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. Historically, our acquisitions qualified as either a business combination or asset acquisition. Upon adoption of this ASU, we believe most of our acquisitions of investment properties will continue to qualify as asset acquisitions; therefore, we do not believe this standard will have a material impact on our results of operations or financial condition.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

2.Real Estate Investments

Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification (or collectively ALF). Historically, we had a property classification identified as range of care communities (or ROC) which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we only have seven ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify them into the SNF property classification.

Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Owned Properties. The following table summarizes our investments in owned properties at March 31, 2017 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$699,004	53.5%	104	—	5,707	$122.48
Skilled Nursing(2)	579,627	44.4%	76	9,245	274	$60.89
Under Development(3)	17,071	1.3%	—	—	—	—
Other(4)	10,216	0.8%	1	118	—	—
Totals	$1,305,918	100.0%	181	9,363	5,981

(1)	We own properties in 28 states that are leased to 27 different operators.

(2)	Includes seven SNFs with ALF units.

(3)	Represents three development projects consisting of two MC with a total of 132 units and a 143-bed SNF.

(4)

Includes three parcels of land held-for-use, and one behavioral health care hospital. The behavioral health care hospital has two licensed skilled nursing beds and 116 acute care licensed hospital beds which represents an investment of $78.39 per bed.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2017 and 2016, we invested the following in development and improvement projects (in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Development	Improvements	Development	Improvements
Assisted Living Communities	$2,941	$41	$13,439	$1,135
Skilled Nursing Centers	502	701	-	2,118
	$3,443	$742	$13,439	$3,253

During the three months ended March 31, 2016, we sold a 48-unit assisted living community located in Florida for $1,750,000 and we acquired a newly constructed 126-bed skilled nursing center in Texas for $16,000,000.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at March 31, 2017 (dollar amounts in thousands):

		Percentage	Number	Number	Number of		Investment
	Gross	of	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Loans	Properties(1)	Beds	Units	Bed/Unit
Skilled Nursing	$219,671	97.4%	5	21	2,828	—	$77.68
Assisted Living(2)	4,664	2.1%	1	1	—	70	$66.63
Other(3)	1,206	0.5%	1	—	—	—	—
Totals	$225,541	100.0%	7	22	2,828	70

(1)	We have investments in properties located in four states that include mortgages to four different operators.

(2)	Represents a first mortgage on a 70-unit assisted living community. Subsequent to March 31, 2017, we received the payoff from this mortgage loan.

(3)	Includes a parcel of land secured under a short-term mortgage loan. Subsequent to March 31, 2017, we received the payoff from this mortgage loan.

At March 31, 2017, the mortgage loans had interest rates ranging from 7.4% to 11.2% and maturities ranging from 2017 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table summarizes our mortgage loan activity for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016
Origination/Funding	$4,384	$6,599
Pay-offs	10,796	513
Scheduled principal payments received	162	502

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

3.Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consist of a preferred equity investment and two mezzanine loans which are accounted for as an unconsolidated joint venture in accordance with GAAP.

Preferred Equity Investment: We provided a total preferred capital contribution commitment of $25,650,000 to an entity (or the JV) that owns four properties in Arizona that provides independent, assisted living and memory care services. As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred. The unpaid preferred return will be accrued to the extent of the common member’s capital account balance in the underlying JV. Since the common member’s capital account balance is $0, we did not record the deferred portion of the preferred return during the quarter ended March 31, 2017.

During the three months ended March 31, 2017, we funded $914,000 of the preferred capital contribution. Accordingly, we have a remaining preferred capital contribution commitment of $2,823,000.  At March 31, 2017 and December 31, 2016, our preferred equity investment was $23,234,000 and $22,321,000, respectively. During the three months ended March 31, 2017 and 2016, we recognized $317,000 and $272,000, respectively, in income and received $302,000 and $268,000, respectively, of cash interest from our preferred equity investment in the JV.

Mezzanine Loans: During 2016, we entered into a $3,400,000 seven-year term mezzanine loan commitment for the development of a 127-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan agreement provides us a 15% preferred return, a portion of which is paid in cash and the remaining unpaid portion is deferred and subsequently paid to us at times set forth in the loan agreement. As of March 31, 2017 and December 31, 2016, no payments were funded under this mezzanine loan.

We also have a $2,900,000 mezzanine loan to develop a 99-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan bears interest at 10% and will escalate to 15%.  Interest payments were deferred and no interest was recorded between the time of the commencement of the loan and February 1, 2017, the first payment date per the terms of the loan agreement. In accordance with GAAP, we used the effective interest method to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the three months ended March 31, 2017, we recognized $128,000 in income and received $54,000 of cash interest. At March 31, 2017 and December 31, 2016, the outstanding balance under this loan was $2,947,000 and $2,900,000, respectively.

4.Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our notes receivable activities for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	2017	2016
Advances and originations under notes receivable	$-	$93
Principal payments received under notes receivable	(25)	(30)
Net (decrease) increase in notes receivable	$(25)	$63

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.Debt Obligations

The following table sets forth information regarding debt obligations by component as of March 31, 2017 and December 31, 2016  (dollar amounts in thousands):

		At March 31, 2017		At December 31, 2016
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings	n.a	$-	$600,000	$107,100	$492,900
Senior unsecured notes, net of debt issue costs	4.50%	597,873	36,667	502,291	22,500
Total	4.50%	$597,873		$609,391

(1)	Represents weighted average of interest rate as of March 31, 2017.

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000.  The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During the three months ended March 31, 2017, we borrowed $3,500,000 and repaid $110,600,000, respectively under our unsecured revolving line of credit.  During the three months ended March 31, 2016, we borrowed $40,500,000  under our unsecured revolving line of credit. At March 31, 2017, we were in compliance with all covenants.

Senior Unsecured Notes. During the three months ended March 31, 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337,500,000. Additionally, we sold 15-year senior unsecured notes in the aggregate amount of $100,000,000 to a group of institutional investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032. During each of the three months ended March 31, 2017 and 2016, we paid $4,167,000 in regular scheduled principal payments to Prudential.

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2016	$740,048
Net income	21,513
Proceeds from common stock issued, net of issuance costs	14,529
Stock-based compensation expense	1,259
Performance based stock units	(6)
Common stock dividends	(22,552)
Other	(1,651)
Balance at March 31, 2017	$753,140

Common Stock. We have an equity distribution agreement to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common share. During the three months ended March 31, 2017, we sold 312,881 shares of common stock for $14,578,000 in net proceeds under our equity distribution agreement. The proceeds were used to pay down our unsecured revolving line of

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

credit. In conjunction with the sale of common stock, we reclassified $49,000 of accumulated costs associated with this agreement to additional paid in capital. Accordingly, at March 31, 2017, we had $185,162,000 available under our Equity Distribution Agreements.

Also, during the three months ended March 31, 2017 and 2016, we acquired 35,563 shares and 30,910 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Available Shelf Registrations. In 2016, we filed a new automatic shelf registration statement to provide us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under the automatic registration statement we filed in 2016 (until its expiration on January 29, 2019) in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Distributions. We declared and paid the following cash dividends (in thousands):

	Three Months Ended
	March 31, 2017				March 31, 2016
	Declared		Paid		Declared		Paid
Common Stock	$22,552	(1)	$22,552	(1)	$20,347	(2)	$20,347	(2)

(1)	Represents $0.19 per share per month for the three months ended March 31, 2017.

(2)	Represents $0.18 per share per month for the three months ended March 31, 2016.

In April 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April,  May and June, payable on April 28,  May 31, and June 30, 2017, respectively, to stockholders of record on April 20,  May 23, and June 22, 2017, respectively.

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

During the three months ended March 31, 2017 and 2016,  no stock options were granted or exercised. At March 31, 2017, we had 33,334 stock options outstanding and exercisable. Compensation expense related to the vesting of stock options was $2,000 and $4,000 for the three months ended March 31, 2017 and 2016, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the three months ended March 31, 2017 and 2016, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	132,641

2016	65,300	$43.24	ratably over 3 years

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

Compensation expense recognized related to the vesting of restricted common stock for the three months ended March 31, 2017 was $1,257,000, compared to $986,000 for the same period in 2016. At March 31, 2017, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

Remaining
Compensation
Vesting Date	Expense
2017	$3,997,000
2018	4,147,000
2019	2,312,000
2020	251,000
$10,707,000

7.Commitments and Contingencies

At March 31, 2017, we had commitments as follows (in thousands):

September 30, 2016, we had commitments as follows (in thousands):
				Total
	Investment		2017	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$66,224	(1)	$3,501	$20,905	$45,319
Accrued incentives and earn-out liabilities (2)	14,600		—	—	14,600
Lease incentives	8,808		3,035	5,817	2,991
Mortgage loans (See Note 2)	51,000	(1)	4,384	9,722	41,278
Joint venture investments (See Note 3)	29,050		914	22,827	6,223
Notes receivable (See Note 4)	200		—	—	200
Totals	$169,882		$11,834	$59,271	$110,611

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

During the three months ended March 31, 2017, we recorded non‑cash interest expense of $226 related to these contingent liabilities and the fair value of our contingent payments was $12,015 at March 31, 2017.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

believe that these matters are the responsibility of our lessees and borrowers pursuant to general legal principles and pursuant to insurance and indemnification provisions in the applicable leases or mortgages. We intend to continue to vigorously defend such claims.

8.Major Operators

We have three operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of March 31, 2017:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	22	—	2,862	93	16.3%	16.2%
Senior Lifestyle Corporation	—	27	—	1,632	12.0%	12.6%
Brookdale Senior Living	—	37	—	1,702	9.6%	5.4%
Totals	22	64	2,862	3,427	37.9%	34.2%

(1)	Includes rental income and interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation, Brookdale Senior Living, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	March 31,
	2017	2016
Net income	$21,513	$19,858
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(97)	(101)
Total net income allocated to participating securities	(97)	(101)
Net income available to common stockholders	21,416	19,757
Effect of dilutive securities:
Participating securities	97	—	(1)
Total effect of dilutive securities	97	—
Net income for diluted net income per share	$21,513	$19,757

Shares for basic net income per share	39,366	37,446
Effect of dilutive securities:
Stock options	11	13
Performance-based stock units	75	—
Participating securities	160	—	(1)
Total effect of dilutive securities	246	13
Shares for diluted net income per share	39,612	37,459

Basic net income per share	$0.54	$0.53
Diluted net income per share	$0.54	$0.53	(1)

(1)	For the three months ended March 31, 2016, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of March 31, 2017 and December 31, 2016 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At March 31, 2017			At December 31, 2016
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$223,292	$274,756	(1)	$229,801	$294,319	(1)
Bank borrowings	—	—		107,100	107,100	(2)
Senior unsecured notes, net of debt issue costs	597,873	591,621	(3)	502,291	498,915	(3)
Accrued incentives and earn-outs	12,015	12,015	(4)	12,229	12,229	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at March 31, 2017 and December 31, 2016 was 8.7% and 8.2%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2016 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At March 31, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.48% for those maturing before year 2026 and 4.68% for those maturing at or beyond year 2026. At December 31, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.47% for those maturing before year 2026 and 4.60% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At March 31, 2017 and December 31, 2016, the discount rate used to value our accrued incentives and earn-outs was 5.9%.

11.Subsequent Events

Subsequent to March 31, 2017, the following events occurred:

Mortgage Loan Receivables: We received $5,870,000 plus accrued interest related to the payoff of two mortgage loans secured by a 70-unit assisted living community and a parcel of land.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of April,  May and June, payable on April 28, May 31, and June 30, 2017, respectively to stockholders of record on April 20, May 23, and June 22, 2017, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward- looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. Historically, we had a property classification identified as range of care communities (or ROC) which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we only have seven ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify them into the SNF property classification. As of March 31, 2017, seniors housing and long-term health care properties comprised approximately 99.3% of our real estate investment portfolio.  We have been operating since August 1992.

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

In addition to our monitoring and research efforts, we also structure our investments to help mitigate payment risk. Some operating leases and loans are credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans secure multiple properties.

Portfolio Overview

The following table summarizes our real estate investment portfolio as of March 31, 2017  (dollar amounts in thousands):

			Three Months Ended
		Percentage	March 31, 2017		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income	Income(1)	Revenues	Properties(2)	Beds(3)	Units(3)
Skilled Nursing(4)	$799,298	52.2%	$17,098	$6,535	56.7%	97	12,073	274
Assisted Living	703,668	46.0%	17,721	88	42.7%	105	—	5,777
Under Development(5)	17,071	1.1%	—	—	—%	—	—	—
Other(6)	11,422	0.7%	216	27	0.6%	1	118	—
Totals	$1,531,459	100.0%	$35,035	$6,650	100.0%	203	12,191	6,051

(1)	Excludes interest income from mortgage loans paid off during 2017.

(2)	We have investments in 29 states leased or mortgaged to 28 different operators.

(3)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(4)	Includes seven SNFs with ALF units.

(5)	Represents three development projects consisting of two MC with a total of 132 units and a 143-bed SNF.

(6)	Includes four parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has two licensed skilled nursing beds and 116 acute care licensed hospital beds.

As of March 31, 2017 we had $1.2 billion in carrying value of net real estate investments, consisting of $1.0 billion or 82.1% invested in owned and leased properties and $0.2 billion or 17.9% invested in mortgage loans secured by first mortgages.

For the three months ended March 31, 2017, rental income and interest income from mortgage loans represented 82.2% and 15.8%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved.

For the three months ended March 31, 2017, we recorded $2.9 million in straight-line rental income and $28,000 of straight-line rent receivable reserve. During the three months ended March 31, 2017, we received $32.7 million of cash rental revenue and recorded amortization of lease incentive cost of $0.5 million.  During the three months ended March 31, 2017,  an existing lease was amended to extend the term for an additional five years and increase rent by 2%. At March 31, 2017, the straight-line rent receivable balance, net of reserves, on the balance sheet was $58.1 million.

2017 Activities Overview

Development Projects

During the three months ended March 31, 2017, we invested the following in development and improvement projects (in thousands):

	Development	Improvements
Assisted Living Communities	$2,941	$41
Skilled Nursing Centers	502	701
	$3,443	$742

Investment in Mortgage Loans

A summary of our mortgage loan origination and funding for the three months ended March 31, 2017, is as follows (in thousands):

2017
Origination/Funding	$4,384
Pay-offs	10,796
Scheduled principal payments received	162

Subsequent to March 31, 2017, we received $5.9 million plus accrued interest related to the payoff of two mortgage loans secured by a 70-unit assisted living community and a parcel of land.

Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consist of a preferred equity investment and two mezzanine loans which are accounted for as an unconsolidated joint venture in accordance with GAAP.

Preferred Equity Investment: We provided a total preferred capital contribution commitment of $25.7 million to an entity (or the JV) that owns four properties in Arizona that provides independent, assisted living and memory care services. During the three months ended March 31, 2017, we funded $0.9 million of the preferred capital contribution with a remaining preferred capital contribution commitment of $2.8 million.  At March 31, 2017, our preferred equity investment was $23.2 million. During the three months ended March 31, 2017, we recognized $0.3 million in income and received $0.3 million of cash interest from our preferred equity investment in the JV.

Mezzanine Loans: We provided two mezzanine loan commitments for the development of two senior housing communities with a total of 226 units in Florida which will provide a combination of assisted living, memory care and independent living services. Per the terms of the loan agreements, a portion of the interest is deferred for a fixed period of time and repaid based on schedule dates. In accordance with GAAP, we used the effective interest method to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the three months ended March 31, 2017, we recognized $0.1 million in income and received $0.1 million of cash interest. At March 31, 2017, the outstanding balance under these loans was $2.9 million.

 Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our notes receivable activities for the three months ended March 31, 2017 (dollar amounts in thousands):

Advances under notes receivable	$-
Principal payments received under notes receivable	(25)
Net decrease in notes receivable	$(25)

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 29, 2016, CMS released a final rule updating fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The final rule provides for a net market basket increase of 2.4%, beginning October 1, 2016.  This reflects a 2.7% market basket increase, reduced by a 0.3 percentage point multifactor productivity adjustment. CMS estimates that aggregate payments to skilled nursing facilities under the final rule will increase by approximately $920 million.  CMS also adopted new measures and policies for the Skilled Nursing Facility Quality Reporting Program and the Value-Based Purchasing Program. On April 27, 2017, CMS released a proposed rule updating Medicare skilled nursing facility rates and policies for fiscal year 2018, which begins on October 1, 2017.  CMS expects the proposed rule to increase overall payments to SNFs by $390 million in fiscal year 2018, or 1.0%, compared to fiscal year 2017 levels.  The 1% update for fiscal year 2018 was set by Congress in 2015 legislation.  In addition, CMS proposes to update quality measures, and the agency continues to propose policies to implement the Value-Based Purchasing Program in fiscal year 2019.  Also on April 27, 2017, CMS released an advance notice of proposed rulemaking or pre-rule, to request comments on the possibility of replacing the skilled nursing facility prospective payment system’s existing case-mix classification model, the Resource Utilization Groups, Version 4 (RUG-IV), with a new model, the Resident Classification System, Version I (RCS-I). Among other features of this proposal, CMS anticipates that this model would more closely link facility payment to objective resident characteristics, rather than minutes of therapy provided. CMS intends to propose case-mix refinements in the fiscal year 2019 skilled nursing facility prospective payment system proposed rule; additional details regarding the potential reforms will be available at that time.

On September 28, 2016, CMS released a final rule revising the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, infection control, residents’ rights and compliance and ethics programs, and bans pre-dispute arbitration agreements (currently not in effect due to litigation challenging the requirement), among other key provisions. CMS estimates that the rule will impose an average cost of $62,900 per facility in the first year and $55,000 per facility per year in subsequent years. There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

Key Transactions During the Quarter

During the three months ended March 31, 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337.5 million. Additionally, we sold 15-year senior unsecured notes in the aggregate amount of $100.0 million to a group of institutional investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032. The proceeds were used to pay down our unsecured revolving line of credit.

During the first quarter, we sold 312,881 shares of common stock for $14.6 million in net proceeds under our equity distribution agreement. The proceeds were used to pay down our unsecured revolving line of credit. In conjunction with the sale of common stock, we reclassified $49,000 of accumulated costs associated with this agreement to additional paid in capital.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	3/31/17		12/31/16	9/30/16	6/30/16	3/31/16
Asset mix:
Real property	$1,305,918		$1,301,563	$1,292,459	$1,291,386	$1,229,756
Loans receivable	225,541		232,116	236,707	235,243	225,299
Investment mix:
Skilled nursing centers(1)	$799,298		$796,468	$801,397	$799,194	$794,570
Assisted living communities	703,668	(3)	711,645	706,279	702,386	636,059
Under development	17,071		14,142	10,065	4,354	3,731
Other(2)	11,422		11,424	11,425	20,695	20,695
Operator mix:
Prestige Healthcare(2)	$231,657		$227,274	$226,204	$224,220	$213,690
Senior Lifestyle Corporation	201,862		201,862	201,227	200,515	200,357
Senior Care Centers	138,109		138,109	138,109	138,109	138,109
Brookdale Senior Living	126,991		126,991	126,991	126,991	126,991
Anthem Memory Care	113,978		111,620	106,637	102,714	71,655
Remaining operators	718,862		727,823	729,998	734,080	704,253
Geographic mix:
Texas	$269,067		$274,547	$280,486	$281,795	$287,187
Michigan	219,467		215,085	214,014	212,029	201,501
Wisconsin	126,133		126,133	125,990	125,680	125,680
Colorado	114,923		114,923	114,924	114,924	114,924
Ohio	99,300		99,300	99,133	98,997	98,957
Remaining states	702,569		703,691	694,619	693,204	626,806

(1)

Historically, we had a property classification identified as range of care communities (or ROC) which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we only have seven ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify them into the SNF property classification.

(2)	We have four parcels of land as of March 31, 2017. Three parcels of land are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(3)	Decrease due to loans paid off partially offset by funding on existing mortgage loan commitments.

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

Balance Sheet Metrics

	Quarter Ended
	3/31/17			12/31/16			9/30/16			6/30/16			3/31/16
Debt to gross asset value	35.6%		(1)	36.4%		(4)	35.9%		(7)	36.8%		(8)	38.5%
Debt to market capitalization ratio	24.0%		(2)	24.9%		(5)	22.4%		(2)	23.1%		(7)	26.2%
Interest coverage ratio(9)	5.0	x	(3)	5.3	x	(6)	5.2	x	(6)	5.1	x		5.1	x
Fixed charge coverage ratio(9)	5.0	x	(3)	5.3	x	(6)	5.2	x	(6)	5.1	x		5.1	x

(1)	Decreased due to decrease in outstanding debt as well as increase in gross asset value from additional developments and capital improvements.

(2)

Decreased primarily due to increase in market capitalization resulting from increase in stock price and the sale of common stock under our equity distribution agreement as well as decrease in outstanding debt.

(3)	Decreased primarily due to increase in interest expense resulting from the sale of senior unsecured notes in 2017 and 2016.

(4)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(5)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

(6)	Increased primarily due to increase in revenue from new investments.

(7)	Decreased primarily due to decrease in outstanding debt.

(8)	Decreased due to increase in gross asset value from acquisitions, additional developments, mortgage loan originations and capital improvements and decrease in outstanding debt.

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

	Quarter Ended
	3/31/17		12/31/16		9/30/16		6/30/16		3/31/16
Net income	$21,513		$20,666		$22,411		$22,180		$19,858
Less: Gain on sale	—		—		(1,780)		(1,802)		—
Add: Impairment on real estate for sale	—		766		—		—		—
Add: Interest expense	7,471		6,856		6,836		6,750		6,000
Add: Depreciation and amortization	9,359		9,309		9,155		8,907		8,561
Total adjusted EBITDA	$38,343		$37,597		$36,622		$36,035		$34,419

Interest expense	$7,471		$6,856		$6,836		$6,750		$6,000
Add: Capitalized interest	170		215		251		256		686
Interest incurred	$7,641		$7,071		$7,087		$7,006		$6,686

Interest coverage ratio	5.0	x	5.3	x	5.2	x	5.1	x	5.1	x

Interest incurred	$7,641		$7,071		$7,087		$7,006		$6,686
Total fixed charges	$7,641		$7,071		$7,087		$7,006		$6,686

Fixed charge coverage ratio	5.0	x	5.3	x	5.2	x	5.1	x	5.1	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016	Difference
Revenues:
Rental income	$35,035	$31,880	$3,155	(1)
Interest income from mortgage loans	6,748	6,578	170	(2)
Interest and other income	839	146	693	(3)
Total revenues	42,622	38,604	4,018

Expenses:
Interest expense	7,471	6,000	(1,471)	(4)
Depreciation and amortization	9,359	8,561	(798)	(1)
(Recovery) provision for doubtful accounts	(38)	84	122	(2)
Transaction costs	22	90	68	(5)
General and administrative expenses	4,740	4,283	(457)	(6)
Total expenses	21,554	19,018	(2,536)

Operating income	21,068	19,586	1,482
Income from unconsolidated joint ventures	445	272	173	(7)
Net income	21,513	19,858	1,655
Income allocated to participating securities	(97)	(101)	4
Net income available to common stockholders	$21,416	$19,757	$1,659

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)

Increased in interest income from mortgage loans and decrease in provisions for doubtful accounts primarily due to mortgage originations, capital improvement funding and increase in effective interest income on certain mortgage loans partially offset by payoffs.

(3)	Increased primarily due to mezzanine loan originations and prepayment premiums received under certain loans.

(4)

Increased primarily due to sales of senior unsecured notes and decrease in capitalized interest related to development projects partially offset by decrease in borrowing under our unsecured revolving line of credit.

(5)	Decreased primarily due to decreased investment activity during the three months ended March 31, 2017.

(6)	Increased primarily due to the implementation of performance-based stock awards.

(7)

Increase primarily due to income generated from additional funding under the preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017		2016
GAAP net income available to common stockholders	$21,416		$19,757
Add: Depreciation and amortization	9,359		8,561
NAREIT FFO attributable to common stockholders	$30,775		$28,318
NAREIT FFO attributable to common stockholders per share:
Basic	$0.78		$0.76
Diluted	$0.78	(1)	$0.76	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,366		37,446
Diluted	39,612	(2)	37,640	(3)

(1)	Includes the effect of the participating securities.

(2)

Diluted weighted average shares used to calculate FFO per share for the three months ended March 31, 2017 includes the effect of stock option equivalents, participating securities and performance based stock units.

(3)	Diluted weighted average shares used to calculate FFO per share for the three months ended March 31, 2016 includes the effect of stock option equivalents and participating securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of March 31, 2017, we had a total of $8.7 million of cash and cash equivalents, $600.0 million available under our unsecured revolving line of credit, $36.7 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $185.2 million of common stock under our equity distribution agreements. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under our effective shelf registration.

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

	Three months ended March 31,		Change
Cash provided by (used in):	2017	2016	$	%
Operating activities	$21,050	$19,605	$1,445	7.4%
Investing activities	891	(37,574)	38,465	(102.4)%
Financing activities	(21,200)	29,307	(50,507)	(172.3)%
Increase in cash and cash equivalents	741	11,338	(10,597)	93.5%
Cash and cash equivalents, beginning of period	7,991	12,942	(4,951)	(38.3)%
Cash and cash equivalents, end of period	$8,732	$24,280	$(15,548)	(64.0)%

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2017 increased to $21.1 million compared to $19.6 million for the three months ended March 31, 2016 due to increased operating cash flow from acquisitions and completed developments and capital improvement projects in 2016.

Investing Activities. Cash provided by investing activities decreased to $0.9 million for the three months ended March 31, 2017, compared to the cash used in investing activities of $37.6 million for the comparable 2016 period primarily due to decreased acquisitions and loan originations 2017.

Financing Activities. Cash used in financing activities increased to $21.2 million for the three months ended March 31, 2017, compared to the cash provided by financing activities of $29.3 million for the comparable 2016 period primarily due to decreased net borrowings during first quarter of 2017.

Debt Obligations

The following table summarizes information regarding debt obligations by component as of March 31, 2017 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings	n.a	$-	$600,000
Senior unsecured notes, net of debt issue costs	4.50%	597,873	36,667
Total	4.50%	$597,873

(1)	Represents weighted average of interest rate as of March 31, 2017.

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at March 31, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. During the three months ended March 31, 2017, we borrowed $3.5 million and repaid $110.6 million under our Unsecured Credit Agreement. At March 31, 2017, we were in compliance with all covenants.

Senior Unsecured Notes. During the three months ended March 31, 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential to increase our shelf commitment to $337.5 million. Additionally, we sold 15-year senior unsecured notes in the aggregate amount of $100.0 million to a group of institutional investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on

February 16, 2032. During the three months ended March 31, 2017, we paid $4.2 million in regular scheduled principal payments to Prudential.

Equity

At March 31, 2017, we had 39,573,448 shares of common stock outstanding, equity on our balance sheet totaled $753.1 million and our equity securities had a market value of $1.9 billion. During the three months ended March 31, 2017, we declared and paid $22.6 million of cash dividends. Subsequent to March 31, 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of April,  May and June, payable on April 28,  May 31, and June 30, 2017, respectively, to stockholders of record on April 20,  May 23, and June 22, 2017, respectively.

At-The-Market Program. We have an equity distribution agreement to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the three months ended March 31, 2017, we sold 312,881 shares of common stock for $14.6 million in net proceeds under our equity distribution agreement. The proceeds were used to pay down our unsecured revolving line of credit. At March 31, 2017, we had $185.2 million available under our equity distribution agreement.

Available Shelf Registrations. We have an automatic shelf registration statement which provides us with additional capacity to publicly offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time raise capital under the automatic registration statement (until its expiration on January 29, 2019) in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2017. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not make any unregistered sales of equity securities.

During the three months ended March 31, 2017, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended March 31, 2017 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
January 1 - January 31, 2017	722	$46.70	—	—
February 1 - February 28, 2017	34,841	$46.44	—	—
March 1 - March 31, 2017	—	$—	—	—
Total	35,563		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

10.1

Second Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated February 16, 2017 (incorporated by reference to Exhibit 10.6 to LTC Properties Inc.’s Annual Report on Form 10-K (File No. 1‑11314) filed February 22, 2017)

10.2	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to LTC Properties Inc.’s Annual Report on Form 10-K (File No. 1‑11314) filed February 22, 2017)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: May 8, 2017	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)