Form 10-Q
period 2017-06-30
LTC PROPERTIES INC
filed 2017-08-09
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock outstanding on August 2, 2017 was 39,563,998.

LTC PROPERTIES, INC.

FORM 10-Q

June 30, 2017

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Investments:
Land	$122,851	$116,096
Buildings and improvements	1,229,290	1,185,467
Accumulated depreciation and amortization	(288,442)	(275,861)
Operating real estate property, net	1,063,699	1,025,702
Properties held-for-sale, net of accumulated depreciation: 2017—$1,058; 2016—$0	1,170	—
Real property investments, net	1,064,869	1,025,702

Mortgage loans receivable, net of loan loss reserve: 2017—$2,219; 2016—$2,315	220,385	229,801
Real estate investments, net	1,285,254	1,255,503
Notes receivable, net of loan loss reserve: 2017—$166; 2016—$166	16,402	16,427
Investments in unconsolidated joint ventures	29,702	25,221
Investments, net	1,331,358	1,297,151

Other assets:
Cash and cash equivalents	9,299	7,991
Debt issue costs related to bank borrowings	1,349	1,847
Interest receivable	12,255	9,683
Straight-line rent receivable, net of allowance for doubtful accounts: 2017—$1,013; 2016—$960	59,287	55,276
Prepaid expenses and other assets	27,010	22,948
Total assets	$1,440,558	$1,394,896
LIABILITIES
Bank borrowings	$45,000	$107,100
Senior unsecured notes, net of debt issue costs: 2017—$1,235; 2016—$1,009	597,898	502,291
Accrued interest	4,543	4,675
Accrued incentives and earn-outs	12,140	12,229
Accrued expenses and other liabilities	23,810	28,553
Total liabilities	683,391	654,848
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2017—39,564; 2016—39,221	396	392
Capital in excess of par value	854,340	839,005
Cumulative net income	1,060,333	1,013,443
Cumulative distributions	(1,157,902)	(1,112,792)
Total equity	757,167	740,048
Total liabilities and equity	$1,440,558	$1,394,896

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$35,265	$33,072	$70,300	$64,952
Interest income from mortgage loans	6,625	6,811	13,373	13,389
Interest and other income	578	113	1,417	259
Total revenues	42,468	39,996	85,090	78,600
Expenses:
Interest expense	7,151	6,750	14,622	12,750
Depreciation and amortization	9,308	8,907	18,667	17,468
Impairment on receivables	1,880	—	1,880	—
(Recovery) provision for doubtful accounts	(5)	118	(43)	202
Transaction costs	—	4	22	94
General and administrative expenses	4,386	4,117	9,126	8,400
Total expenses	22,720	19,896	44,274	38,914
Operating income	19,748	20,100	40,816	39,686
Income from unconsolidated joint ventures	575	278	1,020	550
Gain on sale of real estate, net	5,054	1,802	5,054	1,802
Net income	25,377	22,180	46,890	42,038
Income allocated to participating securities	(104)	(105)	(201)	(206)
Net income available to common stockholders	$25,273	$22,075	$46,689	$41,832

Earnings per common share:
Basic	$0.64	$0.58	$1.19	$1.11
Diluted	$0.64	$0.58	$1.18	$1.11

Weighted average shares used to calculate earnings per common share:
Basic	39,414	37,969	39,390	37,707
Diluted	39,794	38,164	39,769	37,720

Dividends declared and paid per common share	$0.57	$0.54	$1.14	$1.08

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$25,377	$22,180	$46,890	$42,038
Reclassification adjustment (Note 6)	—	(5)	—	(33)
Comprehensive income	$25,377	$22,175	$46,890	$42,005

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$46,890	$42,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,667	17,468
Stock-based compensation expense	2,684	2,019
Impairment on receivables	1,880	—
Gain on sale of real estate, net	(5,054)	(1,802)
Income from unconsolidated joint ventures	(1,020)	(550)
Income distributions from unconsolidated joint ventures	754	1,027
Straight-line rental income	(5,307)	(5,454)
Amortization of lease incentive	1,111	977
Provision for doubtful accounts	(43)	202
Non-cash interest related to contingent liabilities	351	315
Other non-cash items, net	637	605
Increase in interest receivable	(2,572)	(2,551)
(Decrease) increase in accrued interest payable	(132)	72
Net change in other assets and liabilities	(11,508)	(3,532)
Net cash provided by operating activities	47,338	50,834
INVESTING ACTIVITIES:
Investment in real estate properties	(54,740)	(67,896)
Investment in real estate developments	(9,155)	(26,331)
Investment in real estate capital improvements	(2,195)	(4,087)
Capitalized interest	(371)	(942)
Proceeds from sale of real estate, net	14,106	8,474
Investment in real estate mortgage loans receivable	(7,829)	(17,128)
Principal payments received on mortgage loans receivable	17,339	1,598
Investments in unconsolidated joint ventures	(3,734)	(480)
Payment of working capital reserve	(439)	(1,434)
Advances and originations under notes receivable	—	(414)
Principal payments received on notes receivable	25	60
Net cash used in investing activities	(46,993)	(108,580)
FINANCING ACTIVITIES:
Bank borrowings	48,500	77,500
Repayment of bank borrowings	(110,600)	(76,000)
Proceeds from issuance of senior unsecured notes	100,000	37,500
Principal payments on senior unsecured notes	(4,167)	(4,167)
Proceeds from common stock issued	14,578	70,885
Stock option exercises	79	159
Distributions paid to stockholders	(45,110)	(41,031)
Financing costs paid	(363)	(112)
Other	(1,954)	(2,174)
Net cash provided by financing activities	963	62,560
Increase in cash and cash equivalents	1,308	4,814
Cash and cash equivalents, beginning of period	7,991	12,942
Cash and cash equivalents, end of period	$9,299	$17,756

Supplemental disclosure of cash flow information:
Interest paid	$14,119	$12,047

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In doing so, companies may need to use more judgement and make more estimates than under today’s guidance. While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. Additionally, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The new standard and its amendments are now effective on January 1, 2018, and permit reporting entities to apply the standard using either a modified retrospective approach, by

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. We have assessed our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are currently evaluating the provisions of ASU 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact of the new standard. We expect to complete our evaluation of the impact during the second half of 2017 but we do not believe this standard will have a material impact on our results of operations or financial condition, as a substantial portion of our revenues consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.  We expect to adopt this standard using the modified retrospective adoption method on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (or ASU 2016-02), Leases (Topic 842).  The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 modifies existing guidance by requiring lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance of operating leases. Under ASU 2016-02, lessor accounting is largely unchanged. Consistent with present standards, we will continue to account for lease revenue on a straight-line basis for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after beginning of the earliest comparative period in the financial statements. We have begun our process for implementing this guidance, including identifying any non-lease components in our lease arrangements. We will continue to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

guidance is effective for fiscal periods beginning after December 15, 2017 and allows for early adoption. The anticipated impact of the adoption of this guidance on the Company’s financial statements is still being evaluated.

In January 2017, the FASB issued ASU No. 2017-01(or ASU 2017-01), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. We adopted ASU 2017-01 during the quarter ended June 30, 2017.  Historically, our acquisitions qualified as either a business combination or asset acquisition. The adoption of this ASU did not have a material impact on the company’s results of operations or financial condition as most of our acquisitions of investment properties will continue to qualify as asset acquisitions.

In February 2017, the FASB issued ASU No. 2017-05 (or ASU 2017-05), Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 defines an in-substance nonfinancial asset and clarifies guidance related to partial sales of nonfinancial assets. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We don’t expect a material impact on the Consolidated Financial Statements and related notes from the adoption of this standard.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at June 30, 2017 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$742,518	54.8%	103	—	5,772	$128.64
Skilled Nursing(2)	579,757	42.8%	76	9,276	274	$60.71
Under Development(3)	21,878	1.6%	—	—	—	—
Other(4)	10,216	0.8%	1	118	—	—
Totals	$1,354,369	100.0%	180	9,394	6,046

(1)	We own properties in 27 states that are leased to 28 different operators.

(2)	Includes seven SNFs with ALF units.

(3)	Represents three development projects consisting of two MC with a total of 132 units and a 143-bed SNF.

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

During the three months ended June 30, 2017, we entered into agreements to transition two assisted living communities to a different operator in our portfolio,  contingent upon licensure by the new operator, which is anticipated to occur in the third quarter of 2017. Additionally, we purchased a newly constructed 60-unit memory care community in Ohio for $15,650,000, as discussed below, and added it to a master lease with the same operator who is taking over the management of the two assisted living communities already mentioned. Based on the timing of the transition and funds held in escrow, we estimate a potential write-off of straight-line rent receivable ranging from $0 to $383,000. Annual rental income under the lease being terminated related to the two communities being transitioned was $2,401,000 and annual rental income under the master lease prior to the addition of all three properties was approximately $3,829,000, which will increase to $6,272,000 after the additions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Additionally, during the three months ended June 30, 2017, we issued a default notice on a master lease covering 11 memory care communities, two of which are under development. We are currently negotiating the transition of two of the operational properties to another operator in our portfolio. Accordingly, as of June 30, 2017, we wrote off $1,880,000 of straight-line rent and other receivables related to these two properties. Regarding the remaining properties, we are currently in negotiations with the operator and are exploring our options which may include transitioning some or all of the properties to another operator and/or a possible sale of some or all of the properties. Subsequent to June 30, 2017, the rents paid by this operator will be recorded on a cash basis. Annual rental income under the master lease is approximately $11,721,000 and at June 30, 2017, the net book value of the properties was $111,582,000. We had $8,608,000 in straight-line rent receivable and $6,577,000 in other assets on the balance sheet at June 30, 2017.

Acquisitions and Developments: The following table summarizes our acquisitions for the six months ended June 30, 2017 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Assisted Living(2)	$54,463	$277	$54,740	3	240

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

(2)	We acquired a 107-unit assisted living community and a 73-unit memory care community for an aggregate purchase price of $38,813. Additionally, we acquired a 60-unit memory care community for $15,650.

The following table summarizes our acquisitions for the six months ended June 30, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	346	53,896	4	270
Totals	$69,550	$391	$69,941	5	396

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs related to the prior year due to timing and terminated transactions.

(2)	We acquired a newly constructed 126-bed skilled nursing center in Texas.

(3)

We acquired a newly constructed memory care community in Kentucky for $14,250 including a $2,000 holdback, a newly constructed assisted living and memory care community in Georgia for $14,300 and two memory care communities in Kansas for an aggregate purchase price of $25,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2017 and 2016 the following in development and improvement projects (in thousands):

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Development	Improvements	Development	Improvements
Assisted Living Communities	$7,198	$839	$26,331	$1,293
Skilled Nursing Centers	1,957	1,356	-	2,794
	$9,155	$2,195	$26,331	$4,087

During the six months ended June 30, 2017, we sold four assisted living communities with a carrying value of $8,726,000 for an aggregate price of $14,250,000. These properties are located in Indiana and Iowa with a total of 175 units. As a result of this sale, we recognized a net gain on sale of $5,054,000.

During the six months ended June 30, 2016, we sold a 48-unit assisted living community located in Florida with a carrying value of $1,750,000 for $1,750,000 and two skilled nursing centers in Texas with a carrying value of $4,923,000 for an aggregate price of $6,750,000. As a result of these sales, we recognized a net gain on sale of $1,802,000.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at June 30, 2017 (dollar amounts in thousands):

		Number of			Investment
	Gross			SNF	per
Type of Property	Investments	Loans	Properties(1)	Beds	Bed/Unit
Skilled Nursing	$222,604	5	21	2,796	$79.62

(1)	We have investments in properties located in two states that include mortgages to two operators.

At June 30, 2017, the mortgage loans had interest rates ranging from 9.4% to 11.2% and maturities ranging from 2019 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table summarizes our mortgage loan activity for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016
Origination/Funding	$7,829	$17,128
Pay-offs	16,665	645
Scheduled principal payments received	674	953

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

As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred. The unpaid preferred return will be accrued to the extent of the common member’s capital account balance in the underlying JV. Since the common member’s capital account balance is currently $0, we did not record the deferred portion of the preferred return during the six months ended June 30, 2017. During the six months ended June 30, 2017, we funded $987,000 of the preferred capital contribution. Accordingly, we have a remaining preferred capital contribution commitment of $2,750,000.  At June 30, 2017 and December 31, 2016, our preferred equity investment was $23,308,000 and $22,321,000, respectively. During the six months ended June 30, 2017 and 2016, we recognized $719,000 and $550,000, respectively, in income and received $619,000 and $1,027,000, respectively, of cash interest from our preferred equity investment in the JV.

Mezzanine Loans: During 2016, we entered into a $3,400,000 seven-year term mezzanine loan commitment for the development of a 127-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan agreement provides us a 15% preferred return, a portion of which is paid in cash and the remaining unpaid portion is deferred and subsequently paid to us at times set forth in the loan agreement. During the three months ended June 30, 2017, we funded $2,747,000 under this mezzanine loan and withheld $653,000 which will be applied to interest. During the 2017 second quarter, we recognized $46,000 in income.

We also have a $2,900,000 mezzanine loan to develop a 99-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan bears interest at 10% and will escalate to 15%.  Interest payments were deferred and no interest was recorded between the time of the commencement of the loan and February 1, 2017, the first payment date per the terms of the loan agreement. In accordance with GAAP, we used the effective interest method to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the six months ended June 30, 2017, we recognized $255,000 in income and received $135,000 of cash interest. At June 30, 2017 and December 31, 2016, the outstanding balance under this loan was $2,994,000 and $2,900,000, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

4.Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our notes receivable activities for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	2017	2016
Advances and originations under notes receivable	$-	$414
Principal payments received under notes receivable	(25)	(60)
Net (decrease) increase in notes receivable	$(25)	$354

5.Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000.  The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points.  At June 30, 2017, we were in compliance with all covenants.

Senior Unsecured Notes. During the six months ended June 30, 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337,500,000

The debt obligations by component as of June 30, 2017 and December 31, 2016 are as follows  (dollar amounts in thousands):

		At June 30, 2017		At December 31, 2016
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	2.66%	$45,000	$555,000	$107,100	$492,900
Senior unsecured notes, net of debt issue costs (3)	4.50%	597,898	36,667	502,291	22,500
Total	4.37%	$642,898	$591,667	$609,391	$515,400

(1)	Represents weighted average of interest rate as of June 30, 2017.

(2)

Subsequent to June 30, 2017, we borrowed an additional $5,000 under our unsecured revolving line of credit. Accordingly, we have $50,000 outstanding under our unsecured revolving line of credit with $550,000 available for borrowing.

(3)

Subsequent to June 30, 2017, we paid $10,000 in regular scheduled principal payments to Prudential. Accordingly, we have $587,898 outstanding with $46,667 available under our agreement with Prudential.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Our borrowings and repayments are as follows (in thousands):

	Six months ended June 30,
	2017			2016
	Borrowings		Repayments	Borrowings		Repayments
Bank borrowings	$48,500		$(110,600)	$77,500		$(76,000)
Senior unsecured notes	100,000	(1)	(4,167)	37,500	(2)	(4,167)
Total	$148,500		$(114,767)	$115,000		$(80,167)

(1)

During the six months ended June 30, 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

(2)

During the six months ended June 30, 2016, we sold $37,500 senior unsecured term notes to Prudential with an annual fixed rate of 4.15%. The notes have an average 10-year life, scheduled principal payments and will mature in 2028.

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2016	$740,048
Net income	46,890
Proceeds from common stock issued, net of issuance costs	14,529
Stock-based compensation expense	2,684
Performance based stock units	(6)
Stock option exercise	79
Common stock dividends	(45,110)
Other	(1,947)
Balance at June 30, 2017	$757,167

Common Stock. We have an equity distribution agreement to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common share. During the six months ended June 30, 2017, we sold 312,881 shares of common stock for $14,578,000 in net proceeds under our equity distribution agreement. The proceeds were used to pay down our unsecured revolving line of credit. In conjunction with the sale of common stock, we reclassified $49,000 of accumulated costs associated with this agreement to additional paid in capital. Accordingly, at June 30, 2017, we had $185,162,000 available under our Equity Distribution Agreements.

Also, during the six months ended June 30, 2017 and 2016, we acquired 41,592 shares and 49,094 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Distributions. We declared and paid the following cash dividends (in thousands):

	Six Months Ended
	June 30, 2017				June 30, 2016
	Declared		Paid		Declared		Paid
Common Stock	$45,110	(1)	$45,110	(1)	$41,031	(2)	$41,031	(2)

(1)	Represents $0.19 per share per month for the six months ended June 30, 2017.

(2)	Represents $0.18 per share per month for the six months ended June 30, 2016.

In July 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July,  August and September 2017, payable on July 31,  August 31, and September 29, 2017, respectively, to stockholders of record on July 21,  August 23, and September 21, 2017, respectively.

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

During the six months ended June 30, 2017 and 2016,  no stock options were granted. The stock options exercised during the six months ended June 30, 2017 and 2016 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2017	3,334	$23.79	$79,000	$154,000
2016	6,667	$23.79	$159,000	$311,000

At June 30, 2017, we had 30,000 stock options outstanding and exercisable. Compensation expense related to the vesting of stock options was $2,000 and $8,000 for the six months ended June 30, 2017 and 2016, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

During the six months ended June 30, 2017 and 2016, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	7,416	$48.55	June 1, 2018
	140,057

2016	65,300	$43.24	ratably over 3 years
	54,107	$46.87	TSR targets (2)
	7,680	$46.87	June 1, 2017
	127,087

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

(2)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 3.7 years with acceleration opportunity in 2.7 years.

Compensation expense recognized related to the vesting of restricted common stock for the six months ended June 30, 2017 was $2,682,000, compared to $2,012,000 for the same period in 2016. At June 30, 2017, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

Remaining
Compensation
Vesting Date	Expense
2017	$2,552,000
2018	3,917,000
2019	2,114,000
2020	230,000
$8,813,000

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

7.Commitments and Contingencies

At June 30, 2017, we had commitments as follows (in thousands):

September 30, 2016, we had commitments as follows (in thousands):
				Total
	Investment		2017	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2)	$64,974	(1)	$7,799	$24,579	$40,395
Accrued incentives and earn-out liabilities (2)	14,000		—	—	14,000
Lease incentives	6,560		1,623	3,723	2,837
Mortgage loans (See Note 2)	51,000	(1)	7,829	13,167	37,833
Joint venture investments (See Note 3)	25,650		988	22,900	2,750
Notes receivable (See Note 4)	700		—	—	700
Totals	$162,884		$18,239	$64,369	$98,515

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

During the three and six months ended June 30, 2017, we recorded non‑cash interest expense of $125 and $351, respectively, related to these contingent liabilities and the fair value of our contingent payments was $12,140 at June 30, 2017.

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

8.Major Operators

We have three operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of June 30, 2017:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	22	—	2,830	93	16.4%	15.9%
Senior Lifestyle Corporation	—	23	—	1,457	11.3%	11.5%
Brookdale Senior Living	—	37	—	1,702	9.6%	5.2%
Totals	22	60	2,830	3,252	37.3%	32.6%

(1)	Includes rental income and interest income from mortgage loans.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$25,377	$22,180	$46,890	$42,038
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(92)	(98)	(189)	(199)
Income allocated to participating securities	(12)	(7)	(12)	(7)
Total net income allocated to participating securities	(104)	(105)	(201)	(206)
Net income available to common stockholders	25,273	22,075	46,689	41,832
Effect of dilutive securities:
Participating securities	104	105	201	—	(1)
Net income for diluted net income per share	$25,377	$22,180	$46,890	$41,832

Shares for basic net income per share	39,414	37,969	39,390	37,707
Effect of dilutive securities:
Stock options	11	13	11	13
Performance-based stock units	207	—	207	—
Participating securities	162	182	161	—	(1)
Total effect of dilutive securities	380	195	379	13
Shares for diluted net income per share	39,794	38,164	39,769	37,720

Basic net income per share	$0.64	$0.58	$1.19	$1.11
Diluted net income per share	$0.64	$0.58	$1.18	$1.11	(1)

(1)	For the six months ended June 30, 2016, the participating securities have been excluded from the computation of diluted net income per share as such inclusion would be anti-dilutive.

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of June 30, 2017 and December 31, 2016 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At June 30, 2017			At December 31, 2016
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$220,385	$270,059	(1)	$229,801	$294,319	(1)
Bank borrowings	45,000	45,000	(2)	107,100	107,100	(2)
Senior unsecured notes, net of debt issue costs	597,898	602,948	(3)	502,291	498,915	(3)
Accrued incentives and earn-outs	12,140	12,140	(4)	12,229	12,229	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at June 30, 2017 and December 31, 2016 was 8.8% and 8.2%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at June 30, 2017 and December 31, 2016 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At June 30, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.15% for those maturing before year 2026 and 4.35% for those maturing at or beyond year 2026. At December 31, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.47% for those maturing before year 2026 and 4.60% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At June 30, 2017 and December 31, 2016, the discount rate used to value our accrued incentives and earn-outs was 5.6% and 5.9%, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.Subsequent Events

Subsequent to June 30, 2017 the following events occurred:

Debt Obligations: We borrowed $5,000,000 under our unsecured revolving line of credit. Accordingly, we have $50,000,000 outstanding under our unsecured revolving line of credit with $550,000,000 available for borrowing. Additionally, we paid $10,000,000 in regular scheduled principal payments to Prudential. Accordingly, we have $587,898,000 outstanding with Prudential with $46,667,000 available under our shelf agreement with Prudential.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2017, payable on July 31, August 31, and September 29, 2017, respectively to stockholders of record on July 21, August 23, and September 21, 2017, respectively.

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

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. Historically, we had a property classification identified as range of care communities (or ROC) which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we only have seven ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify them into the SNF property classification. As of June 30, 2017, seniors housing and long-term health care properties comprised approximately 99.4% of our real estate investment portfolio.  We have been operating since August 1992.

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

Portfolio Overview

The following table summarizes our real estate investment portfolio as of June 30, 2017 (dollar amounts in thousands):

			Six Months Ended
		Percentage	June 30, 2017		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income (1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing(5)	$802,361	50.9%	$34,431	$13,144	57.4%	97	12,072	274
Assisted Living	742,518	47.1%	35,115	—	42.3%	103	—	5,772
Under Development(6)	21,878	1.4%	—	—	—%	—	—	—
Other(7)	10,216	0.6%	216	—	0.3%	1	118	—
Totals	$1,576,973	100.0%	$69,762	$13,144	100.0%	201	12,190	6,046

(1)	Excludes rental income from properties sold during 2017.

(2)	Excludes interest income from mortgage loans paid off during 2017.

(3)	We have investments in 28 states leased or mortgaged to 29 different operators.

(4)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(5)	Includes seven SNFs with ALF units.

(6)	Represents three development projects consisting of two MC with a total of 132 units and a 143-bed SNF.

(7)

Includes three parcels of land held-for-use and one behavioral health care hospital. The behavioral health care hospital has two licensed skilled nursing beds and 116 acute care licensed hospital beds.

As of June 30, 2017 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.9% invested in owned and leased properties and $0.2 billion or 17.1% invested in mortgage loans secured by first mortgages.

For the six months ended June 30, 2017, rental income and interest income from mortgage loans represented 82.6% and 15.7%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved.

For the six months ended June 30, 2017, we recorded $5.3 million in straight-line rental income and $53,000 of straight-line rent receivable reserve. During the six months ended June 30, 2017, we received $66.1 million of cash rental revenue and recorded amortization of lease incentive cost of $1.1 million.  At June 30, 2017, the straight-line rent receivable balance, net of reserves, on the balance sheet was $60.0 million.

During the six months ended June 30, 2017, an existing lease was amended to extend the term for an additional five years and increase rent by 2%. Additionally, we amended an existing master lease, due to the sale of four assisted living communities as discussed below, resulting in a rental revenue decrease of $0.9 million on an annual basis.

During the three months ended June 30, 2017, we entered into agreements to transition two assisted living communities to a different operator in our portfolio,  contingent upon licensure by the new operator, which is anticipated to occur in the third quarter of 2017. Additionally, we purchased a newly constructed 60-unit memory care community in Ohio for $15.7 million and added it to a master lease with the same operator who is taking over the management of the two assisted living communities already mentioned. Based on the timing of the transition and funds held in escrow, we estimate a potential write-off of straight-line rent receivable ranging from $0 to $0.4 million. Annual rental income under the lease being terminated related to the two communities being transitioned was $2.4 million and annual rental income under the master lease prior to the addition of all three properties was approximately $3.8 million, which will increase to $6.3 million after the additions.

Additionally, during the three months ended June 30, 2017, we issued a default notice on a master lease covering 11 memory care communities, two of which are under development. We are currently negotiating the transition of two of the operational properties to another operator in our portfolio. Accordingly, as of June 30, 2017, we wrote off $1.9 million of straight-line rent and other receivables related to these two properties. Regarding the remaining properties, we are currently in negotiations with the operator and are exploring our options which may include transitioning some or all of the properties to another operator and/or a possible sale of some or all of the properties. Subsequent to June 30, 2017, the rents paid by this operator will be recorded on a cash basis. Annual rental income under the master lease is approximately $11.7 million and at June 30, 2017, the net book value of the properties was $111.5 million. We had $8.6 million in straight-line rent receivable and $6.6 million in other assets on the balance sheet at June 30, 2017.

2017 Activities Overview

Investment in Owned Properties

The following table summarizes our acquisitions during the six months ended June 30, 2017 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Assisted Living(2)	$54,463	$277	$54,740	3	240

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

(2)	We acquired a 107-unit assisted living community and a 73-unit memory care community for an aggregate purchase price of $38,813. Additionally, we acquired a 60-unit memory care community for $15,650.

Development Projects

During the six months ended June 30, 2017, we invested the following in development and improvement projects (in thousands):

	Development	Improvements
Assisted Living Communities	$7,198	$839
Skilled Nursing Centers	1,957	1,356
	$9,155	$2,195

Property Sales

During the six months ended June 30, 2017, we sold four assisted living communities with a carrying value of $8.7 million for an aggregate price of $14.3 million. These properties are located in Indiana and Iowa with a total of 175 units. As a result of this sale, we recognized a net gain on sale of $5.1 million.

Investment in Mortgage Loans

A summary of our mortgage loan origination and funding for the six months ended June 30, 2017, is as follows (in thousands):

Origination/Funding	$7,829
Pay-offs	16,665
Scheduled principal payments received	674

Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consist of a preferred equity investment and two mezzanine loans which are accounted for as an unconsolidated joint venture in accordance with GAAP.

Preferred Equity Investment: We provided a total preferred capital contribution commitment of $25.7 million to an entity (or the JV) that owns four properties in Arizona that provides independent, assisted living and memory care services. During the six months ended June 30, 2017, we funded $1.0 million of the preferred capital contribution with a remaining preferred capital contribution commitment of $2.7 million.  At June 30, 2017, our preferred equity investment was $23.3 million. During the six months ended June 30, 2017, we recognized $0.7 million in income and received $0.6 million of cash interest from our preferred equity investment in the JV.

Mezzanine Loans: We provided two mezzanine loan commitments for the development of two senior housing communities with a total of 226 units in Florida which will provide a combination of assisted living, memory care and independent living services. Per the terms of the loan agreements, a portion of the interest is deferred for a fixed period of time and repaid based on scheduled dates. In accordance with GAAP, we used the effective interest method to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the 2017 second quarter, we funded $2.8 million under one of these mezzanine loans and withheld $0.6 million which will be applied to interest. During the six months ended June 30, 2017, we recognized $0.3 million in income and received $0.1 million of cash interest. At June 30, 2017, the outstanding balance under these loans was $6.4 million.

 Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our notes receivable activities for the six months ended June 30, 2017 (dollar amounts in thousands):

Advances under notes receivable	$-
Principal payments received under notes receivable	(25)
Net decrease in notes receivable	$(25)

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 29, 2016, CMS released a final rule updating fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The final rule provides for a net market basket increase of 2.4%, beginning October 1, 2016.  This reflects a 2.7% market basket increase, reduced by a 0.3 percentage point multifactor productivity adjustment. CMS estimates that aggregate payments to skilled nursing facilities under the final rule will increase by approximately $920 million.  CMS also adopted new measures and policies for the Skilled Nursing Facility Quality Reporting Program and the Value-Based Purchasing Program. On July 31, 2017, CMS released a final rule updating Medicare skilled nursing facility rates and policies for fiscal year 2018, which begins on October 1, 2017.  CMS expects the rule to increase overall payments to SNFs by $370 million in fiscal year 2018, or 1.0%, compared to fiscal year 2017 levels.  The 1% update for fiscal year 2018 was set by Congress in 2015 legislation.  In addition, the final rule updates Quality Reporting Program measures and adopts additional policies to implement the Value-Based Purchasing Program in fiscal year 2019.  On April 27, 2017, CMS released an advance notice of proposed rulemaking or pre-rule, to request comments on the possibility of replacing the skilled nursing facility prospective payment system’s existing case-mix classification model, the Resource Utilization Groups, Version 4 (RUG-IV), with a new model, the Resident Classification System, Version I (RCS-I). Among other features of this proposal, CMS anticipates that this model would more closely link facility payment to objective resident characteristics, rather than minutes of therapy provided. CMS intends to propose case-mix refinements in the fiscal year 2019 skilled nursing facility prospective payment system proposed rule; additional details regarding the potential reforms will be available at that time.

On September 28, 2016, CMS released a final rule revising the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, infection control, and residents’ rights and compliance and ethics programs, among other key provisions.  While the rule also banned pre-dispute arbitration agreements, that provision was stayed due to litigation challenging the requirement.  On June 8, 2017, CMS published a proposed rule that would eliminate the prohibition on pre-dispute binding arbitration agreements and otherwise modify these requirements.  CMS estimates that the rule will impose an average cost of $62,900 per facility in the first year and $55,000 per facility per year in subsequent years. There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Congress periodically considers legislation revising Medicare and Medicaid policies, including legislation that could have the impact of reducing Medicare reimbursement for skilled nursing facilities and other Medicare providers, limiting state Medicaid funding allotments, encouraging home and community-based long term care services as an alternative to institutional settings, or otherwise reforming payment policy for post-acute care services. There can be no assurances that enacted or future legislation will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

Additional reforms affecting the payment for and availability of health care services have been proposed at the federal and state level and adopted by certain states. Increasingly state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies. Changes in the law, new interpretations of existing laws, or changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third party payors.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	6/30/17	3/31/17		12/31/16	9/30/16	6/30/16
Asset mix:
Real property	$1,354,369	$1,305,918		$1,301,563	$1,292,459	$1,291,386
Loans receivable	222,604	225,541		232,116	236,707	235,243
Investment mix:
Skilled nursing centers(1)	$802,361	$799,298		$796,468	$801,397	$799,194
Assisted living communities	742,518	703,668	(3)	711,645	706,279	702,386
Under development	21,878	17,071		14,142	10,065	4,354
Other(2)	10,216	11,422		11,424	11,425	20,695
Operator mix:
Prestige Healthcare(2)	$234,601	$231,657		$227,274	$226,204	$224,220
Senior Lifestyle Corporation	189,025	201,862		201,862	201,227	200,515
Senior Care Centers	138,109	138,109		138,109	138,109	138,109
Brookdale Senior Living	126,991	126,991		126,991	126,991	126,991
Anthem Memory Care	117,807	113,978		111,620	106,637	102,714
Remaining operators	770,440	718,862		727,823	729,998	734,080
Geographic mix:
Texas	$269,168	$269,067		$274,547	$280,486	$281,795
Michigan	222,412	219,467		215,085	214,014	212,029
Wisconsin	126,314	126,133		126,133	125,990	125,680
Ohio	115,236	99,300		99,300	99,133	98,997
Colorado	114,923	114,923		114,923	114,924	114,924
Remaining states	728,920	702,569		703,691	694,619	693,204

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

(2)	We have three parcels of land as of June 30, 2017. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(3)	Decrease due to loans paid off partially offset by funding on existing mortgage loan commitments.

(4)

During the 2017 second quarter, we issued a default notice on the Anthem master lease. We are currently negotiating the transition of two of the operational properties under the master lease to another operator in our portfolio. Further, we are currently in negotiations with Anthem regarding the remaining properties under the master lease, and exploring our options which may include transitioning some or all of the properties to another operator and/or a possible sale of some or all of the properties.

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

Balance Sheet Metrics

	YTD		Quarter Ended
	6/30/17		6/30/17			3/31/17			12/31/16			9/30/16			6/30/16
Debt to gross asset value	37.1%		37.1%		(1)	35.6%		(3)	36.4%		(1)	35.9%		(8)	36.8%
Debt to market capitalization ratio	24.0%		24.0%			24.0%		(4)	24.9%		(6)	22.4%		(4)	23.1%
Interest coverage ratio(9)	5.1	x	5.3	x	(2)	5.0	x	(5)	5.3	x	(7)	5.2	x	(7)	5.1	x
Fixed charge coverage ratio(9)	5.1	x	5.3	x	(2)	5.0	x	(5)	5.3	x	(7)	5.2	x	(7)	5.1	x

(1)	Increased primarily due to the increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)	Increase primarily due to decrease in interest expense resulting from decrease in average outstanding debt.

(3)	Decreased due to decrease in outstanding debt as well as increase in gross asset value from additional developments and capital improvements.

(4)

Decreased primarily due to increase in market capitalization resulting from increase in stock price and the sale of common stock under our equity distribution agreement as well as decrease in outstanding debt.

(5)	Decreased primarily due to increase in interest expense resulting from the sale of senior unsecured notes in 2017 and 2016.

(6)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

(7)	Increased primarily due to increase in revenue from new investments.

(8)	Decreased primarily due to decrease in outstanding debt.

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

	Year to Date		Quarter Ended
	6/30/17		6/30/17		3/31/17		12/31/16		9/30/16		6/30/16
Net income	$46,890		$25,377		$21,513		$20,666		$22,411		$22,180
Less: Gain on sale	(5,054)		(5,054)		—		—		(1,780)		(1,802)
Add: Impairment charges	1,880		1,880		—		766		—		—
Add: Interest expense	14,622		7,151		7,471		6,856		6,836		6,750
Add: Depreciation and amortization	18,667		9,308		9,359		9,309		9,155		8,907
Total adjusted EBITDA	$77,005		$38,662		$38,343		$37,597		$36,622		$36,035

Interest expense	$14,622		$7,151		$7,471		$6,856		$6,836		$6,750
Add: Capitalized interest	371		201		170		215		251		256
Interest incurred	$14,993		$7,352		$7,641		$7,071		$7,087		$7,006

Interest coverage ratio	5.1	x	5.3	x	5.0	x	5.3	x	5.2	x	5.1	x

Interest incurred	$14,993		$7,352		$7,641		$7,071		$7,087		$7,006
Total fixed charges	$14,993		$7,352		$7,641		$7,071		$7,087		$7,006

Fixed charge coverage ratio	5.1	x	5.3	x	5.0	x	5.3	x	5.2	x	5.1	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	June 30,
	2017		2016		Difference
Revenues:
Rental income	$35,265		$33,072		$2,193	(1)
Interest income from mortgage loans	6,625		6,811		(186)	(2)
Interest and other income	578		113		465	(3)
Total revenues	42,468		39,996		2,472

Expenses:
Interest expense	7,151		6,750		(401)	(4)
Depreciation and amortization	9,308		8,907		(401)	(1)
Impairment on receivables	1,880		—		(1,880)	(5)
(Recovery) provision for doubtful accounts	(5)		118		123	(2)
Transaction costs	—		4		4	(6)
General and administrative expenses	4,386		4,117		(269)	(7)
Total expenses	22,720		19,896		(2,824)

Operating income	19,748		20,100		(352)
Income from unconsolidated joint ventures	575		278		297	(8)
Gain on sale of real estate, net	5,054	(9)	1,802	(10)	3,252
Net income	25,377		22,180		3,197
Income allocated to participating securities	(104)		(105)		1
Net income available to common stockholders	$25,273		$22,075		$3,198

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)	Decreased primarily due to mortgage loan payoffs partially offset by an increase in effective interest income on certain mortgage loans.

(3)	Increased primarily due to mezzanine loan originations.

(4)

Increased primarily due to sales of senior unsecured notes and a decrease in capitalized interest related to development projects partially offset by a decrease in borrowing under our unsecured revolving line of credit.

(5)

Represents the write off of straight-line rent and other receivables related to two properties as a result of our current negotiations to transition these properties to another operator in our portfolio.

(6)	Decreased primarily due to adoption of the new accounting guidance in regards to asset acquisitions, which allows for capitalization of initial transaction costs.

(7)	Increased primarily due to the implementation of performance-based stock awards.

(8)

Increased primarily due to income generated from additional funding under the preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(9)	Related to the sale of four assisted living communities in Indiana and Iowa during the 2017 second quarter.

(10)	Related to the sale of two skilled nursing centers in Texas during the 2016 second quarter.

	Six Months Ended
	June 30,
	2017		2016		Difference
Revenues:
Rental income	$70,300		$64,952		$5,348	(1)
Interest income from mortgage loans	13,373		13,389		(16)	(2)
Interest and other income	1,417		259		1,158	(3)
Total revenues	85,090		78,600		6,490

Expenses:
Interest expense	14,622		12,750		(1,872)	(4)
Depreciation and amortization	18,667		17,468		(1,199)	(1)
Impairment on receivables	1,880		—		(1,880)	(5)
(Recovery) provision for doubtful accounts	(43)		202		245	(2)
Transaction costs	22		94		72	(6)
General and administrative expenses	9,126		8,400		(726)	(7)
Total expenses	44,274		38,914		(5,360)

Operating income	40,816		39,686		1,130
Income from unconsolidated joint ventures	1,020		550		470	(8)
Gain on sale of real estate, net	5,054	(9)	1,802	(10)	3,252
Net income	46,890		42,038		4,852
Income allocated to participating securities	(201)		(206)		5
Net income available to common stockholders	$46,689		$41,832		$4,857

(1)	Increased due to acquisitions, development and capital improvement investments.

(2)	Decreased primarily due to mortgage loan payoffs partially offset by an increase in effective interest income on certain mortgage loans.

(3)	Increased primarily due to mezzanine loan originations and prepayment premiums received under certain loans.

(4)

Increased primarily due to sales of senior unsecured notes and a decrease in capitalized interest related to development projects partially offset by a decrease in borrowing under our unsecured revolving line of credit.

(5)

Represents the write off of straight-line rent and other receivables related to two properties as a result of our current negotiations to transition these properties to another operator in our portfolio.

(6)	Decreased primarily due to adoption of the new accounting guidance in regards to asset acquisitions, which allows for capitalization of initial transaction costs.

(7)	Increased primarily due to the implementation of performance-based stock awards.

(8)

Increased primarily due to income generated from additional funding under the preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(9)	Related to the sale of four assisted living communities in Indiana and Iowa during the 2017 second quarter.

(10)	Related to the sale of two skilled nursing centers in Texas during the 2016 second quarter.

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
GAAP net income available to common stockholders	$25,273		$22,075		$46,689		$41,832
Add: Depreciation and amortization	9,308		8,907		18,667		17,468
Add: Impairment on receivables	1,880		—		1,880		—
Less: Gain on sale of real estate, net	(5,054)		(1,802)		(5,054)		(1,802)
NAREIT FFO attributable to common stockholders	$31,407		$29,180		$62,182		$57,498
NAREIT FFO attributable to common stockholders per share:
Basic	$0.80		$0.77		$1.58		$1.52
Diluted	$0.79	(1)	$0.77	(1)	$1.57	(1)	$1.52	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,414		37,969		39,390		37,707
Diluted	39,794	(2)	38,164	(3)	39,769	(2)	37,902	(3)

(1)	Includes the effect of the participating securities.

(2)

Diluted weighted average shares used to calculate FFO per share for the three and six months ended June 30, 2017 includes the effect of stock option equivalents, participating securities and performance based stock units.

(3)	Diluted weighted average shares used to calculate FFO per share for the three and six months ended June 30, 2016 includes the effect of stock option equivalents and participating securities.

Liquidity and Capital Resources

Sources and Uses of Cash

As of June 30, 2017, we had a total of $9.3 million of cash and cash equivalents, $555.0 million available under our unsecured revolving line of credit, $36.7 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $185.2 million of common stock under our equity distribution agreements. Subsequent to June 30, 2017, we borrowed $5.0 million under our unsecured revolving line of credit and paid $10.0 million in regular scheduled principal payments under our senior unsecured notes. Accordingly, we have $550.0 million and $46.7 million available under our unsecured line of credit and our senior unsecured note shelf agreement, respectively. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under our effective shelf registration.

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

Our primary sources of cash include rent and interest receipts, borrowings under our primary unsecured credit facility, public and private issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures and construction advances), loan advances and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below (in thousands):

	Six months ended June 30,		Change
Cash provided by (used in):	2017	2016	$	%
Operating activities	$47,338	$50,834	$(3,496)	(6.9)%
Investing activities	(46,993)	(108,580)	61,587	(56.7)%
Financing activities	963	62,560	(61,597)	(98.5)%
Increase in cash and cash equivalents	1,308	4,814	(3,506)	72.8%
Cash and cash equivalents, beginning of period	7,991	12,942	(4,951)	(38.3)%
Cash and cash equivalents, end of period	$9,299	$17,756	$(8,457)	(47.6)%

Operating Activities. Cash provided by operating activities for the six months ended June 30, 2017 decreased to $47.3 million compared to $50.8 million for the six months ended June 30, 2016 primarily due to an increase in lease incentives to certain operators, partially offset by increased operating cash flow from rent escalations, acquisitions, originations and completed developments and capital improvement projects in 2016.

Investing Activities. Cash used in investing activities decreased to $47.0 million for the six months ended June 30, 2017, compared to the cash used in investing activities of $108.6 million for the comparable 2016 period primarily due to decreased acquisitions and loan originations 2017, partially offset by cash received from mortgage loan payoffs.

Financing Activities. Cash provided by financing activities decreased to $1.0 million for the six months ended June 30, 2017, compared to the cash provided by financing activities of $62.6 million for the comparable 2016 period. The decrease in cash provided by financing activities is primarily attributable to proceeds from the sale of 312,881 shares of common stock offerings under our equity distribution agreement during the six months ended June 30, 2017, compared to the sale of 1,490,394 shares of common stock offerings for the comparable 2016 period.

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at June 30, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. At June 30, 2017, we were in compliance with all covenants.

Senior Unsecured Notes. During the six months ended June 30, 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337.5 million.

The debt obligations by component as of June 30, 2017 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings	2.66%	$45,000	$555,000
Senior unsecured notes, net of debt issue costs	4.50%	597,898	36,667
Total	4.37%	$642,898	$591,667

(1)	Represents weighted average of interest rate as of June 30, 2017.

(2)

Subsequent to June 30, 2017, we borrowed an additional $5,000 under our unsecured revolving line of credit. Accordingly, we have $50,000 outstanding under our unsecured revolving line of credit with $550,000 available for borrowing.

(3)

Subsequent to June 30, 2017, we paid $10,000 in regular scheduled principal payments to Prudential. Accordingly, we have $587,898 outstanding with $46,667 available under our agreement with Prudential.

Our debt borrowings and repayments during the six months ended June 30, 2017 are as follows (in thousands):

	Six months ended June 30,
	2017
	Borrowings		Repayments
Bank borrowings	$48,500		$(110,600)
Senior unsecured notes	100,000	(1)	(4,167)
Total	$148,500		$(114,767)

(1)

During the six months ended June 30, 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

Equity

At June 30, 2017, we had 39,563,998 shares of common stock outstanding, equity on our balance sheet totaled $757.2 million and our equity securities had a market value of $2.0 billion. During the six months ended June 30, 2017, we declared and paid $45.1 million of cash dividends. Subsequent to June 30, 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of July, August and September 2017, payable on July 31, August 31, and September 29, 2017, respectively, to stockholders of record on July 21, August 23, and September 21, 2017, respectively.

At-The-Market Program. We have an equity distribution agreement to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the six months ended June 30, 2017, we sold 312,881 shares of common stock for $14.6 million in net proceeds under our equity distribution agreement. The proceeds were used to pay down our unsecured revolving line of credit. At June 30, 2017, we had $185.2 million available under our equity distribution agreement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2017. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we did not make any unregistered sales of equity securities.

During the three months ended June 30, 2017, we acquired shares of common stock held by employees who tendered shares to satisfy tax withholding obligations.  Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the quarter ended June 30, 2017 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
April 1 - April 30, 2017	—	$—	—	—
May 1 - May 31, 2017	—	$—	—	—
June 1 - June 30, 2017	6,029	$49.13	—	—
Total	6,029		—	—

Item 6. Exhibits

3.1	LTC Properties, Inc. Articles of Restatement (incorporated by reference to Exhibit 3.1.2 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) filed June 6, 2016)

3.2	Bylaws of LTC Properties, Inc., as restated June 2, 2015 (incorporated by reference to Exhibit 3.2 to LTC Properties Inc.’s Current Report on Form 8-K (File No. 1-11314) filed June 5, 2015)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: August 9, 2017	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)