Form 10-Q
period 2017-09-30
LTC PROPERTIES INC
filed 2017-11-08
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock outstanding on  November 3, 2017 was 39,570,769.

LTC PROPERTIES, INC.

FORM 10-Q

September 30, 2017

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Investments:
Land	$121,897	$116,096
Buildings and improvements	1,227,044	1,185,467
Accumulated depreciation and amortization	(294,725)	(275,861)
Operating real estate property, net	1,054,216	1,025,702
Properties held-for-sale, net of accumulated depreciation: 2017—$4,264; 2016—$0	6,381	—
Real property investments, net	1,060,597	1,025,702

Mortgage loans receivable, net of loan loss reserve: 2017—$2,234; 2016—$2,315	221,861	229,801
Real estate investments, net	1,282,458	1,255,503
Notes receivable, net of loan loss reserve: 2017—$166; 2016—$166	16,402	16,427
Investments in unconsolidated joint ventures	29,862	25,221
Investments, net	1,328,722	1,297,151

Other assets:
Cash and cash equivalents	3,842	7,991
Debt issue costs related to bank borrowings	1,080	1,847
Interest receivable	13,650	9,683
Straight-line rent receivable, net of allowance for doubtful accounts: 2017—$901; 2016—$960	61,070	55,276
Prepaid expenses and other assets	22,829	22,948
Total assets	$1,431,193	$1,394,896
LIABILITIES
Bank borrowings	$55,000	$107,100
Senior unsecured notes, net of debt issue costs: 2017—$1,183; 2016—$1,009	582,950	502,291
Accrued interest	4,108	4,675
Accrued incentives and earn-outs	8,790	12,229
Accrued expenses and other liabilities	23,710	28,553
Total liabilities	674,558	654,848
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2017—39,571; 2016—39,221	396	392
Capital in excess of par value	855,746	839,005
Cumulative net income	1,080,949	1,013,443
Cumulative distributions	(1,180,456)	(1,112,792)
Total equity	756,635	740,048
Total liabilities and equity	$1,431,193	$1,394,896

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$33,233	$33,753	$103,533	$98,705
Interest income from mortgage loans	6,677	6,958	20,050	20,347
Interest and other income	1,336	131	2,753	390
Total revenues	41,246	40,842	126,336	119,442
Expenses:
Interest expense	7,644	6,836	22,266	19,586
Depreciation and amortization	9,519	9,155	28,186	26,623
Impairment on receivables	—	—	1,880	—
(Recovery) provision for doubtful accounts	(96)	43	(139)	245
Transaction costs	34	2	56	96
General and administrative expenses	4,144	4,464	13,270	12,864
Total expenses	21,245	20,500	65,519	59,414
Operating income	20,001	20,342	60,817	60,028
Income from unconsolidated joint ventures	615	289	1,635	839
Gain on sale of real estate, net	—	1,780	5,054	3,582
Net income	20,616	22,411	67,506	64,449
Income allocated to participating securities	(80)	(90)	(281)	(296)
Net income available to common stockholders	$20,536	$22,321	$67,225	$64,153

Earnings per common share:
Basic	$0.52	$0.57	$1.71	$1.68
Diluted	$0.52	$0.57	$1.70	$1.68

Weighted average shares used to calculate earnings per common share:
Basic	39,428	39,057	39,403	38,161
Diluted	39,748	39,335	39,738	38,455

Dividends declared and paid per common share	$0.57	$0.54	$1.71	$1.62

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$20,616	$22,411	$67,506	$64,449
Reclassification adjustment (Note 6)	—	(6)	—	(39)
Comprehensive income	$20,616	$22,405	$67,506	$64,410

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$67,506	$64,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,186	26,623
Stock-based compensation expense	3,967	3,149
Impairment on receivables	1,880	—
Gain on sale of real estate, net	(5,054)	(3,582)
Income from unconsolidated joint ventures	(1,635)	(839)
Income distributions from unconsolidated joint ventures	1,236	1,409
Straight-line rental income	(7,362)	(8,201)
Amortization of lease incentives	1,681	1,446
Provision for doubtful accounts	(139)	245
Non-cash interest related to contingent liabilities	476	538
Effect of earn-out and related lease inducement write-off	(842)	—
Other non-cash items, net	958	909
Increase in interest receivable	(3,967)	(3,898)
Decrease in accrued interest payable	(567)	(358)
Net change in other assets and liabilities	(10,190)	(2,245)
Net cash provided by operating activities	76,134	79,645
INVESTING ACTIVITIES:
Investment in real estate properties	(54,804)	(73,449)
Investment in real estate developments	(13,939)	(35,623)
Investment in real estate capital improvements	(2,308)	(5,566)
Capitalized interest	(627)	(1,193)
Proceeds from sale of real estate, net	14,106	17,369
Investment in real estate mortgage loans receivable	(9,333)	(19,113)
Principal payments received on mortgage loans receivable	17,351	2,117
Investments in unconsolidated joint ventures	(3,847)	(481)
Payment of working capital reserve	(439)	(2,325)
Advances and originations under notes receivable	—	(2,328)
Principal payments received on notes receivable	25	90
Net cash used in investing activities	(53,815)	(120,502)
FINANCING ACTIVITIES:
Bank borrowings	64,500	83,500
Repayment of bank borrowings	(116,600)	(127,000)
Proceeds from issuance of senior unsecured notes	100,000	77,500
Principal payments on senior unsecured notes	(19,167)	(16,667)
Proceeds from common stock issued	14,578	78,592
Stock option exercises	202	159
Distributions paid to stockholders	(67,664)	(62,211)
Financing costs paid	(363)	(130)
Other	(1,954)	(2,215)
Net cash (used in) provided by financing activities	(26,468)	31,528
Decrease in cash and cash equivalents	(4,149)	(9,329)
Cash and cash equivalents, beginning of period	7,991	12,942
Cash and cash equivalents, end of period	$3,842	$3,613

Supplemental disclosure of cash flow information:
Interest paid	$21,877	$19,004
Contingent Liabilities related to real estate investments	$—	$2,000

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

We have prepared consolidated financial statements included herein without audit and in the opinion of management have included all adjustments necessary for a fair presentation of the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (or SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (or GAAP) have been condensed or omitted pursuant to rules and regulations governing the presentation of interim financial statements. The accompanying consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for a full year.

No provision has been made for federal or state income taxes. Our company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, we generally are not taxed on income that is distributed to our stockholders.

New Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) 2014-09, Revenue from Contracts with Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In doing so, companies may need to use more judgement and make more estimates than under today’s guidance. While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. Additionally, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The new standard and its amendments are effective on January 1, 2018, and permit reporting entities to apply the standard using either a modified retrospective approach, by

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. We have assessed our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are currently evaluating the provisions of ASU 2014-09 and its related updates and will be closely monitoring developments and additional guidance to determine the potential impact of the new standard. We expect to complete our evaluation of the impact during the fourth quarter of 2017 but we do not believe this standard will have a material impact on our results of operations or financial condition, as a substantial portion of our revenues consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09.  We expect to adopt this standard using the modified retrospective adoption method on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (or ASU 2016-02), Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 modifies existing guidance by requiring lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance of operating leases. Consistent with present standards, we will continue to account for lease revenue on a straight-line basis for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after beginning of the earliest comparative period in the financial statements. In conjunction with evaluating the impact of the new revenue recognition standard, we have begun our process for implementing this guidance, including identifying any non-lease components in our lease arrangements. We will continue to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01(or ASU 2017-01), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. We adopted ASU 2017-01 during the 2017 second quarter. Historically, our acquisitions qualified as either a business combination or asset acquisition. The adoption of this ASU did not have a material impact on the company’s results of operations or financial condition as most of our acquisitions of investment properties will continue to qualify as asset acquisitions.

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

.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Owned Properties. The following table summarizes our investments in owned properties at September 30, 2017 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living	$743,015	54.6%	103	—	5,772	$128.73
Skilled Nursing(2)	579,758	42.6%	76	9,276	274	$60.71
Under Development(3)	26,597	2.0%	—	—	—	—
Other(4)	10,216	0.8%	1	118	—	—
Totals	$1,359,586	100.0%	180	9,394	6,046

(1)	We own properties in 27 states that are leased to 27 different operators.

(2)	Includes seven communities previously classified as ROC with ALF units.

(3)	Represents three development projects consisting of two MC with a total of 132 units and a 143-bed SNF.

(4)	Includes three parcels of land held-for-use, and one behavioral health care hospital.

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

During the nine months ended September 30, 2017, we purchased a newly constructed 60-unit memory care community in Ohio for $15,650,000, as discussed below, and transitioned two memory care communities in our portfolio to a different operator. These three communities were added to a master lease with the same operator who took over the management of the two memory care communities previously mentioned. Annual rental income under the amended and restated master lease is approximately $6,400,000.

During the nine months ended September 30, 2017, we issued a notice of default on the master lease covering two properties under development and nine additional operational memory care communities resulting from lessee’s partial payment of minimum rent. We are currently negotiating the transition of two of the operational properties to another operator in our portfolio. Additionally, we wrote off $1,880,000 of straight-line rent and other receivables related to these two properties.  Subsequent to September 30, 2017, we entered into a forbearance agreement with our lessee whereby we have agreed not to pursue enforcement of our rights and remedies pertaining to known events of default under the master lease and our guarantees through December 31, 2017, with the stipulation that the lessee pay $400,000 per month toward their obligations of the master lease through December 31, 2017.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Acquisitions and Developments: The following table summarizes our acquisitions for the nine months ended September 30, 2017 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Assisted Living(2)	$54,463	$341	$54,804	3	240

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, we expense transaction costs related to the prior year due to timing and terminated transactions.

(2)	We acquired a 107-unit assisted living community and a 73-unit memory care community for an aggregate purchase price of $38,813. Additionally, we acquired a 60-unit memory care community for $15,650.

Subsequent to September 30, 2017, we acquired a newly constructed 73-unit assisted living and memory care community in Missouri for $16,555,000. The property was added to an existing master lease agreement at an initial cash yield of 7%.

The following table summarizes our acquisitions for the nine months ended September 30, 2016 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$16,000	$45	$16,045	1	126
Assisted Living(3)	53,550	411	53,961	4	250
Land(4)	5,425	63	5,488	—	—
Totals	$74,975	$519	$75,494	5	376

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of construction in progress. Additionally, we expense transaction costs related to the prior year due to timing and terminated transactions.

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

During the nine months ended September 30, 2017 and 2016, we invested the following in development and improvement projects (in thousands):

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Development	Improvements	Development	Improvements
Assisted Living Communities	$10,366	$951	$35,623	$2,134
Skilled Nursing Centers	3,573	1,357	-	3,432
	$13,939	$2,308	$35,623	$5,566

During the nine months ended September 30, 2017, we sold four assisted living communities with a carrying value of $8,726,000 for an aggregate price of $14,250,000. These properties are located in

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Indiana and Iowa with a total of 175 units. As a result of this sale, we recognized a net gain on sale of $5,054,000.

During the nine months ended September 30, 2016, we sold two assisted living communities located in Florida and two skilled nursing centers in Texas with an aggregate carrying value of $9,791,000 for an aggregate price of $13,600,000. As a result of these sales, we recognized a net gain on sale of $3,775,000. Also, we sold a school in New Jersey for $3,850,000 with a carrying value of $3,997,000 and recorded a loss on sale of $193,000.

Mortgage Loans. The following table summarizes our investments in mortgage loans secured by first mortgages at September 30, 2017 (dollar amounts in thousands):

		Number of			Investment
	Gross			SNF	per
Type of Property	Investments	Loans	Properties(1)	Beds	Bed/Unit
Skilled Nursing	$224,095	5	21	2,764	$81.08

(1)	We have investments in properties located in two states that include mortgages to two operators.

At September 30, 2017, the mortgage loans had interest rates ranging from 9.4% to 11.2% and maturities ranging from 2019 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20-year to 30-year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points.

The following table summarizes our mortgage loan activity for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
	Origination/Funding	Origination/Funding
Originations and fundings under mortgage loans receivable	$9,333	$19,113
Pay-offs received	(16,665)	(746)
Scheduled principal payments received	(686)	(1,371)
Net (decrease) increase in mortgage loans receivable	$(8,018)	$16,996

3.Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and two mezzanine loans which are accounted for as an unconsolidated joint venture in accordance with GAAP.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

interest entity (or VIE). However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for our JV investment using the equity method.

As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred. The unpaid preferred return will be accrued to the extent of the common member’s capital account balance in the underlying JV. Since the common member’s capital account balance is currently $0, we did not record the deferred portion of the preferred return during the nine months ended September 30, 2017. During the nine months ended September 30, 2017 and 2016, we funded $1,100,000 and $481,000, respectively, of the preferred capital contribution. Accordingly, we have a remaining preferred capital contribution commitment of $2,636,000. At September 30, 2017 and December 31, 2016, our preferred equity investment was $23,421,000 and $22,321,000, respectively. During the nine months ended September 30, 2017 and 2016, we recognized $1,134,000 and $839,000, respectively, in income and received $1,020,000 and $1,409,000, respectively, of cash interest from our preferred equity investment in the JV.

Mezzanine Loans: During 2016, we entered into a $3,400,000 seven-year term mezzanine loan commitment for the development of a 127-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan agreement provides us a 15% preferred return, a portion of which is paid in cash and the remaining unpaid portion is deferred and subsequently paid to us at times set forth in the loan agreement. During 2017, we funded $2,747,000 under this mezzanine loan and withheld $653,000 which will be applied to interest. During the nine months ended September 30, 2017, we recognized $118,000 in income from unconsolidated joint ventures related to this loan.

 We also have a $2,900,000 mezzanine loan to develop a 99-unit senior housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan bears interest at 10% and will escalate to 15%. Interest payments were deferred and no interest was recorded between the time of the commencement of the loan and February 1, 2017, the first payment date per the terms of the loan agreement. We used the effective interest method to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the nine months ended September 30, 2017, we recognized $383,000 in income from unconsolidated joint ventures and received $216,000 of cash interest related to this loan. At September 30, 2017 and December 31, 2016, the outstanding balance under this loan was $3,041,000 and $2,900,000, respectively.

4.Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our notes receivable activities for the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine months ended September 30,
	2017	2016
Advances and originations under notes receivable	$-	$2,328
Principal payments received under notes receivable	(25)	(90)
Net (decrease) increase in notes receivable	$(25)	$2,238

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

5.Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000.  The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. At September 30, 2017, we were in compliance with all covenants.

Senior Unsecured Notes. During the nine months ended September 30, 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337,500,000.

The debt obligations by component as of September 30, 2017 and December 31, 2016 are as follows (dollar amounts in thousands):

		At September 30, 2017		At December 31, 2016
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings (2)	2.98%	$55,000	$545,000	$107,100	$492,900
Senior unsecured notes, net of debt issue costs	4.49%	582,950	51,667	502,291	22,500
Total	4.36%	$637,950	$596,667	$609,391	$515,400

(1)	Represents weighted average of interest rate as of September 30, 2017.

(2)

Subsequent to September 30, 2017, we had an additional net borrowing of $15,000 under our unsecured revolving line of credit. Accordingly, we have $70,000 outstanding under our unsecured revolving line of credit with $530,000 available for borrowing.

Our borrowings and repayments are as follows (in thousands):

	Nine months ended September 30,
	2017			2016
	Borrowings		Repayments	Borrowings		Repayments
Bank borrowings	$64,500		$(116,600)	$83,500		$(127,000)
Senior unsecured notes	100,000	(1)	(19,167)	77,500	(2)	(16,667)
Total	$164,500		$(135,767)	$161,000		$(143,667)

(1)

During the nine months ended September 30, 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

(2)

During the nine months ended September 30, 2016, we sold 10-year senior unsecured term notes in the amount of $37,500 to Prudential. The notes bear interest at an annual fixed rate of 4.15%, have scheduled principal payments and will mature in 2028. Additionally, we sold 10-year senior unsecured notes in the amount of $40,000 to affiliated insurance company investment advisory clients of AIG Asset Management (U.S.) LLC. The notes bear interest at a coupon of 3.99%, have scheduled principal payments and will mature in 2031.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

6.Equity

Equity activity was as follows (in thousands):

Total
Equity
Balance at December 31, 2016	$740,048
Net income	67,506
Proceeds from common stock issued, net of issuance costs	14,529
Stock-based compensation expense	3,967
Performance based stock units	(6)
Stock option exercise	202
Common stock dividends	(67,664)
Other	(1,947)
Balance at September 30, 2017	$756,635

Common Stock. We have an equity distribution agreement to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our company common share. During the nine months ended September 30, 2017, we sold 312,881 shares of common stock for $14,578,000 in net proceeds under our equity distribution agreement. The proceeds were used to pay down our unsecured revolving line of credit. In conjunction with the sale of common stock, we paid $260,000 as compensation to our sales agents and we reclassified $49,000 of accumulated costs associated with this agreement to additional paid in capital. Accordingly, at September 30, 2017, we had $185,162,000 available under our Equity Distribution Agreements.

Also, during the nine months ended September 30, 2017 and 2016, we acquired 41,592 shares and 49,094 shares respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

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

Distributions. We declared and paid the following cash dividends (in thousands):

	Nine Months Ended
	September 30, 2017				September 30, 2016
	Declared		Paid		Declared		Paid
Common Stock	$67,664	(1)	$67,664	(1)	$62,211	(2)	$62,211	(2)

(1)	Represents $0.19 per share per month for the nine months ended September 30, 2017.

(2)	Represents $0.18 per share per month for the nine months ended September 30, 2016.

In October 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December, payable on October 31, November 30, and December 29, 2017, respectively, to stockholders of record on October 23, November 22, and December 21, 2017, respectively.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

During the nine months ended September 30, 2017 and 2016,  no stock options were granted. The stock options exercised during the nine months ended September 30, 2017 and 2016 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2017	8,334	$24.31	$202,566	$410,797
2016	6,667	$23.79	$159,000	$311,000

(1)	As of exercise date.

At September 30, 2017, we had 25,000 stock options outstanding and exercisable. Compensation expense related to the vesting of stock options was $2,000 and $11,000 for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, we cancelled 15,400 and 640 shares of restricted stock, respectively, under the 2015 Plan and 2008 Plan.  Additionally, during the nine months ended September 30, 2017, we cancelled 8,706 performance-based stock units. During the nine months ended September 30, 2017 and 2016, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	7,416	$48.55	June 1, 2018
	3,000	$50.50	ratably over 3 years
	143,057

2016	65,300	$43.24	ratably over 3 years
	54,107	$46.87	TSR targets (2)
	7,680	$46.87	June 1, 2017
	127,087

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

(2)	Vesting is based on achieving certain TSR targets in 3.7 years with acceleration opportunity in 2.7 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

Compensation expense recognized related to the vesting of restricted common stock for the nine months ended September 30, 2017 was $3,965,000, compared to $3,138,000 for the same period in 2016. At September 30, 2017, the remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

Remaining
Compensation
Vesting Date	Expense
2017	$1,282,000
2018	3,947,000
2019	2,149,000
2020	259,000
$7,637,000

7.Commitments and Contingencies

At September 30, 2017, we had commitments as follows (in thousands):

				Total
	Investment		2017	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 2. Real Estate Investments)	$60,274	(1)	$12,120	$28,456	$31,818
Accrued incentives and earn-out liabilities (2)	14,000		—	—	14,000
Lease incentives	7,113		438	438	6,675
Mortgage loans (See Note 2.Real Estate Investments)	51,000	(1)	9,333	14,672	36,328
Joint venture investments (See Note 3. Investments in Unconsolidated Joint Ventures)	25,650		1,101	23,014	2,636
Notes receivable (See Note 4. Notes Receivable)	500		—	—	500
Totals	$158,537		$22,992	$66,580	$91,957

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

During the three and nine months ended September 30, 2017, we recorded non‑cash interest expense of $125 and $476, respectively, related to these contingent liabilities.  At September 30, 2017, the fair value of our contingent payments was $8,790.

As part of a lease arrangement, we committed to provide the lessee a lease incentive payment upon the properties covered under the lease achieving a certain rent coverage ratios. Based on the projected performance at lease commencement, the lease incentive payment was deemed probable and estimable; therefore, we recorded the contingent lease incentive liability and the related lease incentive asset. The contingent lease incentive liability was accreting up to the settlement amount of the estimated payment date and the related lease incentive asset was amortizing as a yield adjustment over the life of the lease. During the third quarter of 2017, upon reviewing the current projections of the properties, we concluded that as a result of the lessee changing its business model, the payment of the contingent lease incentive was not probable and the current projections do not support the properties achieving the required rent coverage ratios within the exercisable period. Accordingly, we wrote off the accrued incentive liability of $3,476,000 and the related lease incentive asset of $2,634,000 resulting in income of $842,000 which was included in the interest and other income line item in our consolidated statement of income.

We are a party from time to time to various general and professional liability claims and lawsuits asserted against the lessees or borrowers of our properties, which in our opinion are not singularly or in

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

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

8.Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of September 30, 2017:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	22	—	2,798	93	16.7%	16.1%
Senior Lifestyle Corporation	—	23	—	1,457	11.9%	11.5%
Brookdale Senior Living	—	37	—	1,702	9.7%	5.1%
Senior Care Centers	11	—	1,444	—	9.6%	7.9%
Totals	33	60	4,242	3,252	47.9%	40.6%

(1)	Includes rental income and interest income from mortgage loans.

Our financial position and ability to make distributions may be adversely affected if Prestige Healthcare, Senior Lifestyle Corporation, Brookdale Senior Living, Senior Care Centers, or any of our lessees and borrowers face financial difficulties, including any bankruptcies, inability to emerge from bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

9.Earnings per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$20,616	$22,411	$67,506	$64,449
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(80)	(85)	(269)	(284)
Income allocated to participating securities	—	(5)	(12)	(12)
Total net income allocated to participating securities	(80)	(90)	(281)	(296)
Net income available to common stockholders	20,536	22,321	67,225	64,153
Effect of dilutive securities:
Participating securities	80	90	281	296
Net income for diluted net income per share	$20,616	$22,411	$67,506	$64,449

Shares for basic net income per share	39,428	39,057	39,403	38,161
Effect of dilutive securities:
Stock options	9	13	11	13
Performance-based stock units	170	108	170	108
Participating securities	141	157	154	173
Total effect of dilutive securities	320	278	335	294
Shares for diluted net income per share	39,748	39,335	39,738	38,455

Basic net income per share	$0.52	$0.57	$1.71	$1.68
Diluted net income per share	$0.52	$0.57	$1.70	$1.68

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

The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of September 30, 2017 and December 31, 2016 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At September 30, 2017			At December 31, 2016
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$221,861	$271,666	(1)	$229,801	$294,319	(1)
Bank borrowings	55,000	55,000	(2)	107,100	107,100	(2)
Senior unsecured notes, net of debt issue costs	582,950	589,396	(3)	502,291	498,915	(3)
Accrued incentives and earn-outs	8,790	8,790	(4)	12,229	12,229	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at September 30, 2017 and December 31, 2016 was 8.8% and 8.2%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at September 30, 2017 and December 31, 2016 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At September 30, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.10% for those maturing before year 2026 and 4.30% for those maturing at or beyond year 2026. At December 31, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.47% for those maturing before year 2026 and 4.60% for those maturing at or beyond year 2026.

(4)

Our accrued incentives and earn-outs are classified as Level 3. We estimated the fair value of the accrued incentives and earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. The discount rate used to value our accrued incentives and earn-outs was 5.9%  at both September 30, 2017 and December 31, 2016.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

(Unaudited)

11.Subsequent Events

Subsequent to September 30, 2017 the following events occurred:

Real Estate: We acquired a newly constructed 73-unit assisted living and memory care community in Missouri for $16,555,000. The property was added to an existing master lease agreement at an initial cash yield of 7%.

 Debt Obligations: We had a net borrowing of $15,000,000 under our unsecured revolving line of credit. Accordingly, we have $70,000,000 outstanding under our unsecured revolving line of credit with $530,000,000 available for borrowing.

Equity: We declared a monthly cash dividend of $0.19 per share on our common stock for the months of October,  November and December 2017, payable on October 31, November 30, and December 29, 2017, respectively to stockholders of record on October 23, November  22, and December 21, 2017, respectively.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward Looking Disclosure

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking. You can identify some of the forward-looking statements by their use of forward-looking words, such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, the status of the economy; the status of capital markets (including prevailing interest rates) and our access to capital; the income and returns available from investments in health care related real estate (including our ability to re-lease properties upon expiration of a lease term); the ability of our borrowers and lessees to meet their obligations to us; our reliance on a few major operators; competition faced by our borrowers and lessees within the health care industry; regulation of the health care industry by federal, state and local governments; changes in Medicare and Medicaid reimbursement amounts (including due to federal and state budget constraints); compliance with and changes to regulations and payment policies within the health care industry; debt that we may incur and changes in financing terms; our ability to continue to qualify as a real estate investment trust; the relative illiquidity of our real estate investments; potential limitations on our remedies when mortgage loans default; and risks and liabilities in connection with properties owned through limited liability companies and partnerships. For a discussion of these and other factors that could cause actual results to differ from those contemplated in the forward-looking statements, please see the discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our publicly available filings with the Securities and Exchange Commission. We do not undertake any responsibility to update or revise any of these factors or to announce publicly any revisions to forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties primarily through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. Historically, we had a property classification identified as range of care communities (or ROC) which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we only have seven ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify them into the SNF property classification. As of September 30, 2017, seniors housing and long-term health care properties comprised approximately 99.4% of our real estate investment portfolio.  We have been operating since August 1992.

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

Portfolio Overview

The following table summarizes our real estate investment portfolio as of September 30, 2017 (dollar amounts in thousands):

			Nine Months Ended
		Percentage	September 30, 2017		Percentage	Number	Number of
	Gross	of	Rental	Interest	of	of	SNF	ALF
Type of Property	Investments	Investments	Income (1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing(5)	$803,853	50.8%	$51,293	$19,822	57.9%	97	12,040	274
Assisted Living	743,015	46.9%	50,985	—	41.5%	103	—	5,772
Under Development(6)	26,597	1.7%	—	—	—%	—	—	—
Other(7)	10,216	0.6%	716	—	0.6%	1	118	—
Totals	$1,583,681	100.0%	$102,994	$19,822	100.0%	201	12,158	6,046

(1)	Excludes rental income from properties sold during 2017.

(2)	Excludes interest income from mortgage loans paid off during 2017.

(3)	We have investments in 28 states leased or mortgaged to 28 different operators.

(4)	See Item 1. Financial Statements – Note 2. Real Estate Investments for discussion of bed/unit count.

(5)	Includes seven communities previously classified as ROC with ALF units.

(6)	Represents three development projects consisting of two MC with a total of 132 units and a 143-bed SNF.

(7)	Includes three parcels of land held-for-use and one behavioral health care hospital.

As of September 30, 2017 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.7% invested in owned and leased properties and $0.2 billion or 17.3% invested in mortgage loans secured by first mortgages.

For the nine months ended September 30, 2017, rental income and interest income from mortgage loans represented 82.0% and 15.9%, respectively, of total gross revenues. In most instances, our lease structure contains fixed annual rental escalations, which are generally recognized on a straight-line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property.  For those certain leases, the revenue is not recognized until the appropriate contingencies have been resolved.

For the nine months ended September 30, 2017, we recorded $7.4 million in straight-line rental income and recovered a net of $59,000 in straight-line rent receivable reserve. During the nine months ended September 30, 2017, we received $97.9 million of cash rental revenue and recorded amortization of lease incentives cost of $1.7 million. At September 30, 2017, the straight-line rent receivable balance, net of reserves, on the balance sheet was $61.1 million.

During the nine months ended September 30, 2017, an existing lease was amended to extend the term for an additional five years and increase rent by 2%. Additionally, we amended an existing master lease, due to the sale of four assisted living communities as discussed below, resulting in a rental revenue decrease of $0.9 million on an annual basis.

As part of a lease arrangement, we committed to provide the lessee a lease incentive payment upon the properties covered under the lease achieving a certain rent coverage ratios. Based on the projected performance at lease commencement, the lease incentive payment was deemed probable and estimable; therefore, we recorded the contingent lease incentive liability and the related lease incentive asset. The contingent lease incentive liability was accreting up to the settlement amount of the estimated payment date and the related lease incentive asset was amortizing as a yield adjustment over the life of the lease. During the third quarter of 2017, upon reviewing the current projections of the properties, we concluded that as a result of the lessee changing its business model, the payment of the contingent lease incentive was not probable and the current projections do not support the properties achieving the required rent coverage ratios within the exercisable period. Accordingly, we wrote off the accrued incentive liability of $3.4 million and the related lease incentive asset of $2.6 million resulting in income of $0.8 million which was included in the interest and other income line item in our consolidated statement of income.

During the nine months ended September 30, 2017, we purchased a newly constructed 60-unit memory care community in Ohio for $15.7 million, as discussed below, and transitioned two memory care communities in our portfolio to a different operator. These three communities were added to a master lease with the same operator who took over the management of the two memory care communities previously mentioned. Annual rental income under the amended and restated master lease is approximately $6.4 million.

Additionally, during the nine months ended September 30, 2017, we issued a notice of default on the master lease covering two properties under development and nine additional operational memory care communities resulting from lessee’s partial payment of minimum rent. We are currently negotiating the transition of two of the operational properties to another operator in our portfolio.  Additionally, we wrote off $1.9 million of straight-line rent and other receivables related to these two properties.  Subsequent to September 30, 2017, we entered into a forbearance agreement with our lessee whereby we have agreed not to pursue enforcement of our rights and remedies pertaining to known events of default under the master lease and our guarantees through December 31, 2017, with the stipulation that the lessee pay $0.4 million per month toward their obligations of the master lease through December 31, 2017.

2017 Activities Overview

Investment in Owned Properties

The following table summarizes our acquisitions during the nine months ended September 30, 2017 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Assisted Living(2)	$54,463	$341	$54,804	3	240

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

Subsequent to September 30, 2017, we acquired a newly constructed 73-unit assisted living and memory care community in Missouri for $16.6 million. The property was added to an existing master lease agreement at an initial cash yield of 7%.

Development Projects

During the nine months ended September 30, 2017, we invested the following in development and improvement projects (in thousands):

	Development	Improvements
Assisted Living Communities	$10,366	$951
Skilled Nursing Centers	3,573	1,357
	$13,939	$2,308

Property Sales

During the nine months ended September 30, 2017, we sold four assisted living communities with a carrying value of $8.7 million for an aggregate price of $14.3 million. These properties are located in Indiana and Iowa with a total of 175 units. As a result of this sale, we recognized a net gain on sale of $5.1 million.

Investment in Mortgage Loans

A summary of our mortgage loan origination and funding for the nine months ended September 30, 2017, is as follows (in thousands):

Originations and fundings under mortgage loans receivable	$9,333
Pay-offs received	(16,665)
Scheduled principal payments received	(686)
Net (decrease) increase in mortgage loans receivable	$(8,018)

Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and two mezzanine loans which are accounted for as an unconsolidated joint venture in accordance with GAAP.

Preferred Equity Investment: We provided a total preferred capital contribution commitment of $25.7 million to an entity (or the JV) that owns four properties in Arizona that provides independent, assisted living and memory care services. During the nine months ended September 30, 2017, we funded $1.1 million of the preferred capital contribution with a remaining preferred capital contribution commitment of $2.6 million.  At September 30, 2017, our preferred equity investment was $23.4 million. During the nine months ended September 30, 2017, we recognized $1.1 million in income from unconsolidated joint ventures and received $1.0 million of cash interest from our preferred equity investment in the JV.

Mezzanine Loans: We provided two mezzanine loan commitments for the development of two senior housing communities with a total of 226 units in Florida which will provide a combination of assisted living, memory care and independent living services. Per the terms of the loan agreements, a portion of the interest is deferred for a fixed period of time and repaid based on scheduled dates. We used the effective interest method to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During 2017, we funded $2.8 million under one of these mezzanine loans and withheld $0.6 million which will be applied to interest. During the nine months ended September 30, 2017, we recognized $0.5 million in income from unconsolidated joint ventures and received $0.2 million of cash interest related to these loans. At September 30, 2017, the outstanding balance under these loans was $6.4 million.

 Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. The following table summarizes our notes receivable activities for the nine months ended September 30, 2017 (dollar amounts in thousands):

Advances under notes receivable	$-
Principal payments received under notes receivable	(25)
Net decrease in notes receivable	$(25)

Health Care Regulatory Climate

The Centers for Medicare & Medicaid Services (or CMS) annually updates Medicare skilled nursing facility prospective payment system rates and other policies. On July 29, 2016, CMS released a final rule updating fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The final rule provides for a net market basket increase of 2.4%, beginning October 1, 2016.  This reflects a 2.7% market basket increase, reduced by a 0.3 percentage point multifactor productivity adjustment. CMS estimates that aggregate payments to skilled nursing facilities under the final rule will increase by approximately $920 million.  CMS also adopted new measures and policies for the Skilled Nursing Facility Quality Reporting Program and the Value-Based Purchasing Program. On July 31, 2017, CMS released a final rule updating Medicare skilled nursing facility rates and policies for fiscal year 2018, which began on October 1, 2017.  CMS expects the rule to increase overall payments to SNFs by $370 million in fiscal year 2018, or 1.0%, compared to fiscal year 2017 levels.  The 1% update for fiscal year 2018 was set by Congress in 2015 legislation.  In addition, the final rule updates Quality Reporting Program measures and adopts additional policies to implement the Value-Based Purchasing Program in fiscal year 2019.  On April 27, 2017, CMS released an advance notice of proposed rulemaking or pre-

rule, to request comments on the possibility of replacing the skilled nursing facility prospective payment system’s existing case-mix classification model, the Resource Utilization Groups, Version 4 (RUG-IV), with a new model, the Resident Classification System, Version I (RCS-I). Among other features of this proposal, CMS anticipates that this model would more closely link facility payment to objective resident characteristics, rather than minutes of therapy provided. CMS intends to propose case-mix refinements in the fiscal year 2019 skilled nursing facility prospective payment system proposed rule; additional details regarding the potential reforms are expected to be available at that time.

On September 28, 2016, CMS released a final rule revising the requirements that long-term care facilities must meet to participate in the Medicare and Medicaid programs. This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, infection control, and residents’ rights and compliance and ethics programs, among other key provisions.  While the rule also banned pre-dispute arbitration agreements, that provision was stayed due to litigation challenging the requirement. On June 8, 2017, CMS published a proposed rule that would eliminate the prohibition on pre-dispute binding arbitration agreements and otherwise modify these requirements.  CMS estimates that the requirements for participation will impose an average cost of $62,900 per facility in the first year and $55,000 per facility per year in subsequent years. There can be no assurance that these rules or future regulations modifying Medicare skilled nursing facility payment rates or other requirements for Medicare and/or Medicaid participation will not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	9/30/17	6/30/17	3/31/17	12/31/16	9/30/16
Asset mix:
Real property	$1,359,586	$1,354,369	$1,305,918	$1,301,563	$1,292,459
Loans receivable	224,095	222,604	225,541	232,116	236,707
Investment mix:
Skilled nursing centers(1)	$803,853	$802,361	$799,298	$796,468	$801,397
Assisted living communities	743,015	742,518	703,668	711,645	706,279
Under development	26,597	21,878	17,071	14,142	10,065
Other(2)	10,216	10,216	11,422	11,424	11,425
Operator mix:
Prestige Healthcare(2)	$236,105	$234,601	$231,657	$227,274	$226,204
Senior Lifestyle Corporation	189,025	189,025	201,862	201,862	201,227
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Anthem Memory Care (3)	121,138	117,807	113,978	111,620	106,637
Remaining operators	772,313	770,440	718,862	727,823	729,998
Geographic mix:
Texas	$269,279	$269,168	$269,067	$274,547	$280,486
Michigan	223,916	222,412	219,467	215,085	214,014
Wisconsin	126,313	126,314	126,133	126,133	125,990
Ohio	115,258	115,236	99,300	99,300	99,133
Colorado	114,923	114,923	114,923	114,923	114,924
Remaining states	733,992	728,920	702,569	703,691	694,619

(1)

Historically, we had a property classification identified as ROCs which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we only have seven ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify them into the SNF property classification.

(2)	We have three parcels of land as of September 30, 2017. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(3)

During the 2017 second quarter, we issued a default notice on the Anthem master lease. We are currently negotiating the transition of two of the operational properties under the master lease to another operator in our portfolio. Regarding the remaining properties under the master lease, we have executed a forbearance agreement with the Anthem and will continue to explore our options which may include transitioning some or all of the properties to another operator and/or a possible sale of some or all of the properties.

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

Balance Sheet Metrics

	Year to Date		Quarter Ended
	9/30/17		9/30/17			6/30/17			3/31/17			12/31/16			9/30/16
Debt to gross asset value	36.8%		36.8%		(1)	37.1%		(4)	35.6%		(6)	36.4%		(4)	35.9%
Debt to market capitalization ratio	25.5%		25.5%		(2)	24.0%			24.0%		(7)	24.9%		(9)	22.4%
Interest coverage ratio(10)	5.0	x	4.8	x	(3)	5.3	x	(5)	5.0	x	(8)	5.3	x	(10)	5.2	x
Fixed charge coverage ratio(10)	5.0	x	4.8	x	(3)	5.3	x	(5)	5.0	x	(8)	5.3	x	(10)	5.2	x

(1)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(2)	Increased primarily due to decrease in market capitalization.

(3)

Decreased due to decrease in net income primarily related to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to the properties sold in the second quarter of 2017, partially offset by acquisitions and capital improvement investments and increase in interest expense resulting from increase in outstanding debt.

(4)	Increased primarily due to increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(5)	Increase primarily due to decrease in interest expense resulting from decrease in average outstanding debt.

(6)	Decreased due to decrease in outstanding debt as well as increase in gross asset value from additional developments and capital improvements.

(7)	Decreased primarily due to increase in market capitalization and the sale of common stock under our equity distribution agreement as well as decrease in outstanding debt.

(8)	Decreased primarily due to increase in interest expense resulting from the sale of senior unsecured notes in 2017 and 2016.

(9)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

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

	Year to Date		Quarter Ended
	9/30/17		9/30/17		6/30/17		3/31/17		12/31/16		9/30/16
Net income	$67,506		$20,616		$25,377		$21,513		$20,666		$22,411
Less: Gain on sale	(5,054)		—		(5,054)		—		—		(1,780)
Add: Impairment charges	1,880		—		1,880		—		766		—
Add: Interest expense	22,266		7,644		7,151		7,471		6,856		6,836
Add: Depreciation and amortization	28,186		9,519		9,308		9,359		9,309		9,155
Total adjusted EBITDA	$114,784		$37,779		$38,662		$38,343		$37,597		$36,622

Interest expense	$22,266		$7,644		$7,151		$7,471		$6,856		$6,836
Add: Capitalized interest	627		256		201		170		215		251
Interest incurred	$22,893		$7,900		$7,352		$7,641		$7,071		$7,087

Interest coverage ratio	5.0	x	4.8	x	5.3	x	5.0	x	5.3	x	5.2	x

Interest incurred	$22,893		$7,900		$7,352		$7,641		$7,071		$7,087
Total fixed charges	$22,893		$7,900		$7,352		$7,641		$7,071		$7,087

Fixed charge coverage ratio	5.0	x	4.8	x	5.3	x	5.0	x	5.3	x	5.2	x

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

Operating Results (unaudited, in thousands)

	Three Months Ended
	September 30,
	2017	2016	Difference
Revenues:
Rental income	$33,233	$33,753	$(520)	(1)
Interest income from mortgage loans	6,677	6,958	(281)	(2)
Interest and other income	1,336	131	1,205	(3)
Total revenues	41,246	40,842	404

Expenses:
Interest expense	7,644	6,836	(808)	(4)
Depreciation and amortization	9,519	9,155	(364)	(1)
(Recovery) provision for doubtful accounts	(96)	43	139	(5)
Transaction costs	34	2	(32)
General and administrative expenses	4,144	4,464	320	(6)
Total expenses	21,245	20,500	(745)

Operating income	20,001	20,342	(341)
Income from unconsolidated joint ventures	615	289	326	(7)
Gain on sale of real estate, net	—	1,780	(1,780)	(8)
Net income	20,616	22,411	(1,795)
Income allocated to participating securities	(80)	(90)	10
Net income available to common stockholders	$20,536	$22,321	$(1,785)

(1)

Decreased due to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to properties sold during the second quarter of 2017, partially offset by acquisitions and capital improvement investments.

(2)	Decreased primarily due to mortgage loan payoffs partially offset by an increase in effective interest income on certain mortgage loans.

(3)

Increased primarily due to mezzanine loan originations and the net write-off of an earn-out liability and the related lease incentive asset during the third quarter of 2017 due to change to the business model on a certain lease that resulted in lower net operating income and the improbability of paying the earn-out.

(4)	Increased primarily due to sales of senior unsecured notes.

(5)	Decreased due to mortgage loan payoffs and reversal of straight-line rent reserve.

(6)	Decreased due to decrease in investment activity during 2017.

(7)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(8)

Related to the sale of an assisted living community in Florida during the third quarter of 2016, resulting in a net gain of $1,973, partially offset by the net loss on sale of $193 resulting from the sale of a school property in New Jersey.

	Nine Months Ended
	September 30,
	2017		2016		Difference
Revenues:
Rental income	$103,533		$98,705		$4,828	(1)
Interest income from mortgage loans	20,050		20,347		(297)	(2)
Interest and other income	2,753		390		2,363	(3)
Total revenues	126,336		119,442		6,894

Expenses:
Interest expense	22,266		19,586		(2,680)	(4)
Depreciation and amortization	28,186		26,623		(1,563)	(1)
Impairment on receivables	1,880		—		(1,880)	(5)
(Recovery) provision for doubtful accounts	(139)		245		384	(6)
Transaction costs	56		96		40
General and administrative expenses	13,270		12,864		(406)	(7)
Total expenses	65,519		59,414		(6,105)

Operating income	60,817		60,028		789
Income from unconsolidated joint ventures	1,635		839		796	(8)
Gain on sale of real estate, net	5,054	(9)	3,582	(10)	1,472
Net income	67,506		64,449		3,057
Income allocated to participating securities	(281)		(296)		15
Net income available to common stockholders	$67,225		$64,153		$3,072

(1)

Increased due to acquisitions, development and capital improvement investments partially offset by a defaulted master lease placed on cash basis, as previously discussed, and the reduction of rent related to the properties sold in the second quarter of 2017.

(2)	Decreased primarily due to mortgage loan payoffs partially offset by increase in interest income resulting from loan additions and construction loan funding.

(3)

Increased primarily due to mezzanine loan originations, write-off of an earn-out liability and the related lease incentive asset during the third quarter of 2017 due to change to the business model on a certain lease that resulted in lower net operating income and the improbability of paying the earn-out.

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

(6)	Decreased due to mortgage loan payoffs and reversal of straight-line rent reserve.

(7)	Increased primarily due to the implementation of performance-based stock awards partially offset by decreased investment activity.

(8)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(9)	Related to the sale of four assisted living communities in Indiana and Iowa during the second quarter of 2017.

(10)

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

The following table reconciles GAAP net income available to common stockholders to NAREIT FFO available to common stockholders (unaudited, amounts in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
GAAP net income available to common stockholders	$20,536		$22,321		$67,225		$64,153
Add: Depreciation and amortization	9,519		9,155		28,186		26,623
Add: Impairment on receivables	—		—		1,880		—
Less: Gain on sale of real estate, net	—		(1,780)		(5,054)		(3,582)
NAREIT FFO attributable to common stockholders	$30,055		$29,696		$92,237		$87,194
NAREIT FFO attributable to common stockholders per share:
Basic	$0.76		$0.76		$2.34		$2.28
Diluted	$0.76	(1)	$0.76	(1)	$2.33	(1)	$2.28	(1)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,428		39,057		39,403		38,161
Diluted	39,748	(2)	39,335	(2)	39,738	(2)	38,455	(2)

(1)	Includes the effect of the participating securities.

(2)	Diluted weighted average shares used to calculate FFO per share includes the effect of stock option equivalents, participating securities and performance based stock units.

Liquidity and Capital Resources

Sources and Uses of Cash

As of September 30, 2017, we had a total of $3.8 million of cash and cash equivalents, $545.0 million available under our unsecured revolving line of credit, $51.7 million available under our senior unsecured note shelf agreement and the potential ability to access the capital markets through the issuance of $185.2 million of common stock under our equity distribution agreements. Subsequent to September 30, 2017, we had a net borrowing of $15.0 million under our unsecured revolving line of credit. Accordingly, we have $530.0 million available under our unsecured line of credit. Furthermore, we have the ability to access the capital markets through the issuance of debt and/ or equity securities under our effective shelf registration.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2017 and 2018.

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

	Nine months ended September 30,		Change
Cash provided by (used in):	2017	2016	$
Operating activities	$76,134	$79,645	$(3,511)
Investing activities	(53,815)	(120,502)	66,687
Financing activities	(26,468)	31,528	(57,996)
Decrease in cash and cash equivalents	(4,149)	(9,329)	5,180
Cash and cash equivalents, beginning of period	7,991	12,942	(4,951)
Cash and cash equivalents, end of period	$3,842	$3,613	$229

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2017 decreased to $76.1 million compared to $79.6 million for the nine months ended September 30, 2016 primarily due to an increase in lease incentive payments to certain operators as well as decrease in rent of a defaulted master lease placed on cash basis, as previously discussed, and the reduction of rent related to the properties sold in 2017,  partially offset by increased operating cash flow from rent escalations, acquisitions, originations and completed developments and capital improvement projects.

Investing Activities. Cash used in investing activities decreased to $53.8 million for the nine months ended September 30, 2017, compared to the cash used in investing activities of $120.5 million for the comparable 2016 period primarily due to decreased acquisitions, developments and loan originations in 2017, partially offset by cash received from mortgage loan payoffs and proceeds from sale of real estate.

Financing Activities. Cash used by financing activities was $26.5 million for the nine months ended September 30, 2017, compared to the cash provided by financing activities of $31.5 million for the comparable 2016 period. This change was primarily due to a decrease in shares of common stock sold under our equity distribution agreement in 2017.

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at September 30, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. At September 30, 2017, we were in compliance with all covenants.

Senior Unsecured Notes. During the nine months ended September 30, 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337.5 million.

The debt obligations by component as of September 30, 2017 are as follows (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings (2)	2.98%	$55,000	$545,000
Senior unsecured notes, net of debt issue costs	4.49%	582,950	51,667
Total	4.36%	$637,950	$596,667

(1)	Represents weighted average of interest rate as of September 30, 2017.

(2)

Subsequent to September 30, 2017, we had a net borrowing of $15,000 under our unsecured revolving line of credit. Accordingly, we have $70,000 outstanding under our unsecured revolving line of credit with $530,000 available for borrowing.

Our debt borrowings and repayments during the nine months ended September 30, 2017 are as follows (in thousands):

	Borrowings		Repayments
Bank borrowings	$64,500		$(116,600)
Senior unsecured notes	100,000	(1)	(19,167)
Total	$164,500		$(135,767)

(1)

During the nine months ended September 30, 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

Equity

At September 30, 2017, we had 39,570,769 shares of common stock outstanding, equity on our balance sheet totaled $756.6 million and our equity securities had a market value of $1.9 billion. During the nine months ended September 30, 2017, we declared and paid $67.7 million of cash dividends.

Subsequent to September 30, 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of October, November and December 2017, payable on October 31, November 30, and December 29, 2017, respectively, to stockholders of record on October 23, November 22, and December 21, 2017, respectively.

At-The-Market Program. We have an equity distribution agreement to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. Sales of common shares are made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the nine months ended September 30, 2017, we sold 312,881 shares of common stock for $14.6 million in net proceeds under our equity distribution agreement. The proceeds were used to pay down our unsecured revolving line of credit. At September 30, 2017, we had $185.2 million available under our equity distribution agreement.

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

Stock-Based Compensation. During the nine months ended September 30, 2017, we cancelled 15,400 of restricted stock under the 2015 Plan and 2008 Plan. Additionally, during the nine months ended September 30, 2017, we cancelled 8,706 performance-based stock units. During the nine months ended September 30, 2017, we granted restricted stock and performance-based stock units under the 2015 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	7,416	$48.55	June 1, 2018
	3,000	$50.50	ratably over 3 years
	143,057

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

Critical Accounting Policies

There have been no material changes from the critical accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2017. For additional information, refer to Item 7A as presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

101

The following materials from LTC Properties, Inc.’s Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC.
Registrant

Dated: November 8, 2017	By:	/s/ Pamela Kessler
Pamela Kessler
Executive Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)