Form 10-K
period 2017-12-31
LTC PROPERTIES INC
filed 2018-03-01
CIK 887905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the Registrant was approximately $2,002,931,000 as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter).

The number of shares of common stock outstanding as of February 23, 2018 was 39,628,835.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated.

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

LTC Properties, Inc.

PART I

Item 1.  BUSINESS

General

LTC Properties, Inc., a health care real estate investment trust (or REIT), was incorporated on May 12, 1992 in the State of Maryland and commenced operations on August 25, 1992. We invest primarily in seniors housing and health care properties through sale-leaseback transactions, mortgage financing, joint ventures and structured finance solutions including mezzanine lending. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. To meet these objectives, we attempt to invest in properties that provide opportunity for additional value and current returns to our stockholders and diversify our investment portfolio by geographic location, operator, property type and form of investment.

We primarily invest in the following type of properties:

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

•

Assisted living facilities (or ALF) serve people who require assistance with activities of daily living, but do not require the constant supervision that skilled nursing facilities provide. Services are usually available 24 hours a day and include personal supervision and assistance with eating, bathing, grooming and administering medication. The facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs.

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

We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. We include ALF, ILF, MC, and combinations thereof in the ALF property classification. Historically, we had a property classification identified as range of care communities (or ROC) which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we have only six ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify ROC into the SNF property classification for all periods reported.

Portfolio

The following table summarizes our real estate investment portfolio as of December 31, 2017 (dollar amounts in thousands):

			Twelve Months Ended
			December 31, 2017		Percentage		Number of
	Gross	Percentage of	Rental	Interest	of	Number of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$803,691	49.7%	$68,466	$26,540	58.1%	96	11,968	261
Assisted Living (5)	781,770	48.3%	67,774	—	41.4%	105	—	5,962
Under Development(6)	22,215	1.4%	—	—	—%	—	—	—
Other(7)	10,608	0.6%	866	—	0.5%	1	118	—
Totals	$1,618,284	100.0%	$137,106	$26,540	100.0%	202	12,086	6,223

(1)	Excludes rental income from properties sold during 2017.

(2)	Excludes interest income from mortgage loans paid off during 2017.

(3)	We have investments in 29 states leased or mortgaged to 30 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)	Includes ALF, ILF, MC, and combinations thereof.

(6)

Includes three development projects, consisting of a 66-unit memory care community located in Illinois, a 110-unit independent living, assisted living and memory care community located in Wisconsin and a 143-bed skilled nursing center located in Kentucky.

(7)	Includes three parcels of land held-for-use and one behavioral health care hospital.

In addition to the information in the table above, see Item 2. Properties for more information about our portfolio.

As of December 31, 2017 we had $1.3 billion in carrying value of net real estate investment, consisting of $1.1 billion or 82.9% invested in owned and leased properties and $0.2 billion or 17.1% invested in mortgage loans secured by first mortgages.

Owned Properties.  The following table summarizes our investment in owned properties at December 31, 2017 (dollar amounts in thousands):

						Average
		Percentage	Number	Number of		Investment
	Gross	of	of	SNF	ALF	per
Type of Property	Investments	Investments	Properties(1)	Beds	Units	Bed/Unit
Assisted Living (2)	$781,770	56.1%	105	—	5,962	$131.13
Skilled Nursing(3)	577,529	41.5%	75	9,204	261	$61.02
Under Development(4)	22,215	1.6%	—	—	—	—
Other(5)	10,608	0.8%	1	118	—	—
Totals	$1,392,122	100.0%	181	9,322	6,223

(1)	We have investments in 28 states leased to 29 different operators.

(2)	Includes ALF, ILF, MC, and combinations thereof.

(3)	See Item 2. Properties for discussion of bed/unit count.

(4)

Includes three development projects, consisting of a 66-unit memory care community located in Illinois, a 110-unit independent living, assisted living and memory care community located in Wisconsin and a 143-bed skilled nursing center located in Kentucky.

(5)	Includes three parcels of land held-for-use and one behavioral health care hospital.

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
(iii)	as a percentage of facility revenues in excess of base amounts; or
(iv)	specific dollar increases.

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non‑capital expenditures and other costs necessary in the operations of the facilities. Generally our leases provide for one or more of the following: security deposits, property tax impounds, and credit enhancements such as corporate or personal guarantees or letters of credit. In addition, our leases are typically structured as master leases and multiple master leases with one operator, and are generally cross defaulted. The following table summarizes our top ten operators of owned properties for 2017 and percentage of rental revenue for those operators for 2017 and 2016:

		Percent of
		Rental Revenue
Lessee	Property Type	2017	2016
Senior Lifestyle	ALF/ILF/MC/SNF	13.8%	14.7%
Brookdale Senior Living Communities, Inc.	ALF/ILF/MC	11.7%	11.8%
Senior Care Centers, LLC	ALF/ILF/MC/SNF	11.5%	11.8%
Preferred Care, Inc.	SNF/ALF/ILF	8.2%	8.3%
Genesis	SNF/ALF	6.2%	5.8%
Fundamental Long Term Care Company	SNF/MC	6.1%	6.2%
Carespring Healthcare Management, LLC	SNF/ALF/ILF	5.6%	5.7%
Anthem Memory Care	MC	5.3%	6.3%
Traditions Senior Management, Inc.	SNF/ALF/ILF	5.2%	5.3%
Juniper Communities, LLC	ALF/MC	4.9%	5.0%

During the years ended December 31, 2017, 2016 and 2015, we received $457,000, $517,000 and $134,000, respectively, of contingent rental income.

Mortgage Loans.  As part of our strategy of making long-term investments in properties used in the provision of long-term health care services, we provide mortgage financing on such properties based on our established investment underwriting criteria. We have also provided construction loans that by their terms convert into purchase/lease transactions or permanent financing mortgage loans upon completion of construction. Substantially, all of our mortgage loan investments currently relate to skilled nursing facilities. The following table summarizes our investments in mortgage loans secured by first mortgages at December 31, 2017 (dollar amounts in thousands):

		Number of			Investment
	Gross			SNF	per
Type of Property	Investments	Loans	Properties(1)	Beds (2)	Bed/Unit
Skilled Nursing	$226,162	5	21	2,764	$81.82

(1)	We have investments in 2 states that include mortgages to 2 different operators.

(2)	See Item 2. Properties for discussion of bed/unit count.

In general, the mortgage loans may not be prepaid except in the event of the sale of the collateral property to a third-party that is not affiliated with the borrower, although partial prepayments (including the prepayment premium) are often permitted where a mortgage loan is secured by more than one property upon a sale of one or more, but not all, of the collateral properties to a third-party which is not an affiliate of the borrower. The terms of the mortgage loans generally impose a premium upon prepayment of the loans depending upon the period in which the prepayment occurs, whether such prepayment was permitted or required, and certain other conditions such as upon the sale of the property under a pre‑existing purchase option, destruction or condemnation, or other circumstances as approved by us. On certain loans, such prepayment amount is based upon a percentage of the then outstanding balance of the loan, usually declining ratably each year. For other loans, the prepayment premium is based on a yield maintenance formula. In addition to a lien on the mortgaged property, the loans are generally secured by certain non‑real estate assets of the properties and contain certain other security provisions in the form of letters of credit and/or security deposits.

Investment Policies and Strategies

Our investment policy is to invest primarily in income‑producing seniors housing and health care properties. Over the past three years, we acquired SNF, ALF, IL, MC and combinations thereof, plus a behavioral health care hospital and 8 parcels of land for a total of approximately $376.9 million.

Historically our investments have consisted of:

•	fee ownership of seniors housing and skilled nursing properties that are leased to operators;
•	mortgage loans secured by seniors housing and skilled nursing properties; or
•	participation in such investments indirectly through investments in mezzanine loans and real estate partnerships or other entities that themselves make direct investments in such loans or properties.

In evaluating potential investments, we consider factors such as:

•	type of property;
•	location;
•	competition within the local market and evaluation of the impact resulting from any potential new development projects in construction or anticipated to be approved by local authorities;
•	construction quality, condition and design of the property;
•	current and anticipated cash flow of the property and its adequacy to meet operational needs and lease obligations or debt service obligations;
•	experience, reputation and solvency of the operating companies providing services;
•	payor mix of private, managed care, Medicare and Medicaid patients;
•	growth, tax and regulatory environments of the communities in which the properties are located;
•	occupancy and demand for similar properties in the area surrounding the property; and
•	Medicaid reimbursement policies and plans of the state in which the property is located.

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

We believe that assisted living, independent living and memory care facilities are an important sector in the long-term care market and our investments include direct ownership, development, joint ventures, mezzanine loans and mortgages secured by assisted living, independent living and/or memory care communities. We have attempted to diversify our portfolio both geographically and across care levels.

We may incur additional indebtedness when, in the opinion of our Board of Directors, it is advisable. We may incur such indebtedness to make investments in additional seniors housing and health care properties or to meet the distribution requirements imposed upon REITs under the Internal Revenue Code of 1986, as amended. For other short‑term purposes, we may, from time to time, negotiate lines of credit, or arrange for other short‑term borrowings from banks or otherwise. We may also arrange for long-term borrowings through public or private offerings or from institutional investors.

In addition, we may incur mortgage indebtedness on real estate which we have acquired through purchase, foreclosure or otherwise. We may also obtain mortgage financing for unleveraged or underleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis.

Our primary marketing and business development strategy is to increase awareness of our presence and build long-term relationships in the seniors housing and care industry by supporting targeted industry trade organizations, attending industry specific conferences and events attended by seniors housing and care providers, and seeking out speaking engagements at industry related events as well as interviews in industry publications. We believe this targeted marketing and business development effort has provided deal flow opportunities and continues to provide opportunities for new investments in 2018. Since competition from investors as well as other capital providers for large transactions consisting of fully-marketed, multi-property portfolios generally result in valuations above our targeted investment criteria, our marketing and business development efforts focus on sourcing relationships with regionally based operating companies to execute on single property transactions (for acquisition, mortgage financing or development), or smaller multi-property portfolios that are not broadly marketed by third-party intermediaries which complement our historic investment execution and are priced at yields that are accretive to our stockholders.

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

REIT

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

Health Care Reform and Other Legislative Developments

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”). The Affordable Care Act is designed to expand access to affordable health insurance, contain health care costs, and institute a variety of health policy reforms. This sweeping law expanded the insured population, but also reduced federal health care spending and imposed additional requirements on our lessees and borrowers. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains; required the development of a value-based purchasing program for Medicare skilled nursing facility services; established a national pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and subregulatory guidance, as discussed further below. President Trump and some members of Congress have called for repeal of the Affordable Care Act and replacement with alternative reforms.  In December 2017, the President signed into law a tax reform bill that repeals the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards. Additional revisions of the Affordable Care Act could be made in future, although the details and timing of any such actions are unknown at this time. There can be no assurance that the implementation of the Affordable Care Act or any subsequent modifications will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

Under the terms of the Budget Control Act of 2011, as amended, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans. The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  As further amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2025, although Congress and the Administration could enact legislation to extend or modify sequestration at any time.  There can be no assurances that enacted or future budget control mechanisms will not have an adverse impact on the financial condition of our borrowers and lessees, which subsequently could materially adversely impact our company.

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

Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies, including potential changes in Medicare and Medicaid payment policy for skilled nursing facility services and other types of post-acute care.  Additional changes in laws, new interpretations of existing laws, or other changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by the government and other third-party payors.

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

A significant portion of the revenue of our skilled nursing center borrowers and lessees is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Because of significant health care costs paid by such government programs, both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In many instances, revenues from Medicaid programs are insufficient to cover the actual costs incurred in providing care to Medicaid patients. In addition, all states have been making changes to their long-term care delivery systems that emphasize home and community-based long-term care services, in some cases coupled with cost controls for institutional providers. Increasingly state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs.  The federal government also has adopted various policies to promote community-based alternatives to institutional services.  The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states. As states and the federal government continue to respond to budget pressures, future reduction in Medicaid payments for skilled nursing facility services could have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

Over the years there also have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of health care services, including skilled nursing facility services.  CMS annually updates Medicare skilled nursing facility prospective payment system rates and other policies.  On July 29, 2016, CMS issued a final rule updating fiscal year 2017 Medicare payment rates for skilled nursing facilities.  The final rule provides for a net market basket increase of 2.4%, beginning October 1, 2016.  This reflects a 2.7% market basket increase, reduced by a 0.3 percentage point multifactor productivity adjustment. CMS estimates that aggregate payments to skilled nursing facilities under the final rule will increase by approximately $920 million. In addition, on October 4, 2016, CMS published a final rule that revises the requirements for long-term care facilities participating in the Medicare and Medicaid programs.  This major rule addresses requirements for improving quality of care and patient safety, nursing facility staffing, care planning, infection control, residents’ rights, compliance and ethics programs, and several other areas.  These requirements are being implemented on a rolling basis; many became effective November 2017, and others are scheduled to become effective in November 2019. While the rule also banned pre-dispute arbitration agreements, that provision was stayed due to litigation challenging the requirement.  On June 8, 2017, CMS published a proposed rule that would eliminate the prohibition on pre-dispute binding arbitration agreements and otherwise modify these requirements.  On July 31, 2017, CMS released a final rule updating Medicare skilled nursing facility rates and policies for fiscal year 2018, which began on October 1, 2017.  CMS expects the rule to increase overall payments to skilled nursing facilities by $370 million in fiscal year 2018, or 1.0%, compared to fiscal year 2017 levels.  The 1% update for fiscal year 2018 was set by Congress in 2015 legislation.  In addition, the final rule updates Quality Reporting Program measures and adopts additional policies to implement the Value-Based Purchasing Program in fiscal year 2019.  On April 27, 2017, CMS released an advance notice of proposed rulemaking or pre-rule, to request comments on the possibility of replacing the skilled nursing facility prospective payment system’s existing case-mix classification model, the Resource Utilization Groups, Version 4 (RUG-IV), with a new model, the Resident Classification System, Version I (RCS-I). Among other features of this proposal, CMS anticipates that this model would more closely link facility payment to objective resident characteristics, rather than minutes of therapy provided. CMS intends to propose case-mix refinements in the fiscal year 2019 skilled nursing facility prospective payment system proposed rule; additional details regarding the potential reforms are expected to be available at that time.  There can be no assurance that any future reductions in Medicare skilled nursing facility payment rates or other policy changes impacting long-term care facilities would not have an adverse effect on the financial condition of our borrowers and lessees which could, in turn, adversely impact the timing or level of their payments to us.

CMS also has implemented a variety of Medicare bundled payment programs that seek to promote greater care coordination and more efficient use of resources.  Certain of these models have impacted post-acute care, including skilled nursing facility services.  For instance, on November 24, 2015, CMS published a final rule that requires hospitals in selected geographic areas to participate in a Medicare Comprehensive Care for Joint Replacement model beginning April 1, 2016, under which CMS provides a “bundled” payment to participant hospitals for an “episode of care” for lower extremity joint replacement surgery, covering all services provided during the inpatient admission through 90 days post-discharge, including skilled nursing facility care.  On December 1, 2017, CMS published a final rule that allows hospitals in about half of the model’s geographic areas to opt out of mandatory participation; the rule also canceled a separate planned mandatory episode payment model program for cardiac and hip fracture cases that had not yet gone into effect.  CMS continues to establish new voluntary bundled payment options that can include post-acute care, such as the Bundled Payments for Care Improvement Advanced model.  There can be no assurances that new Medicare payment models will not adversely affect revenues of our skilled nursing center borrowers and lessees and thereby adversely affect those borrowers’ and lessees’ abilities to make their debt or lease payments to us.

Moreover, health care facilities continue to experience pressures from private payors attempting to control costs; reimbursement from private payors has in some cases fallen relative to government payors. Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our skilled nursing center borrowers and lessees and to a much lesser extent our assisted living community borrowers and lessees and thereby adversely affect those borrowers’ and lessees’ abilities to make their debt or lease payments to us. Failure of the borrowers or lessees to make their debt or lease payments would have a direct and material adverse impact on us.

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

Insurance

It is our current policy, and we intend to continue this policy, that all borrowers of funds from us and lessees of any of our properties secure adequate comprehensive property and general and professional liability insurance that covers us as well as the borrower and/or lessee. Even though that is our policy, certain borrowers and lessees have been unable to obtain general and professional liability insurance in the specific amounts required by our leases or mortgages because the cost of such insurance and some insurers have stopped offering such insurance for long-term care facilities. Additionally, in the past, insurance companies have filed for bankruptcy protection leaving certain of our borrowers and/or lessees without coverage for periods that were believed to be covered prior to such bankruptcies. The unavailability and associated exposure as well as increased cost of such insurance could have a material adverse effect on the lessees and borrowers, including their ability to make lease or mortgage payments. Although we contend that as a non‑possessory landlord we are not generally responsible for what takes place on real estate we do not possess, claims including general and professional liability claims may still be asserted against us which may result in costs and exposure for which insurance is not available. Certain risks may be uninsurable, not economically insurable or insurance may not be available and there can be no assurance that we, a borrower or lessee will have adequate funds to cover all contingencies. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could be subject to an adverse claim including claims for general or professional liability, could lose the capital that we have invested in the properties, as well as the anticipated future revenue for the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Certain losses, such as losses due to floods or seismic activity if insurance is available, may be insured subject to certain limitations including large deductibles or co‑payments and policy limits.

Employees

At December 31, 2017, we employed 20 people. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” (once at the corporate level when earned and once at the stockholder level when distributed) that generally results from investment in a non‑REIT corporation.

However, we will be subject to federal income tax as follows:

First, we will be taxed at regular corporate rates (now at a single rate of 21% under the TCJA) on any undistributed taxable income, including undistributed net capital gains.

Second, under certain circumstances, we may be subject to the alternative minimum tax for taxable years ending prior to January 1, 2018, if our dividend distributions are less than our alternative minimum taxable income.

Third, if we have (i) net income from the sale or other disposition of foreclosure property which is held primarily for sale to customers in the ordinary course of business or (ii) other non‑qualifying income from foreclosure property, we may elect to be subject to tax at the highest corporate rate on such income, (now at a single rate of 21% under the TCJA), if necessary to maintain our REIT status.

Fourth, if we have net income from “prohibited transactions”, a sale or other disposition of property other than foreclosure property held for sale to customers in the ordinary course of business.), such income will be subject to a 100% tax.

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

Seventh, if we acquire an asset which meets the definition of a built‑in gain asset from a corporation which is or has been a C corporation (i.e., generally a corporation subject to full corporate‑level tax) in certain transactions in which the basis of the built‑in gain asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and if we subsequently recognize gain on the disposition of such asset during the five‑year period, called the recognition period, beginning on the date on which we acquired the asset, then, to the extent of the built‑in gain (i.e., the excess of (a) the fair market value of such asset over (b) our adjusted basis in such asset, both determined as of the beginning of the recognition period), such gain will be subject to tax at the highest regular corporate tax rate, (now at a single rate of 21% under the TCJA), pursuant to IRS regulations.

Eighth, if we have taxable REIT subsidiaries and they are required to be reported on a combined basis, we would be subject to corporate tax (now at a single rate of 21% under the TCJA) on the taxable income of the taxable REIT subsidiaries. In addition, we will also be subject to a tax of 100% on the amount of any rents from real property, redetermined TRS service income, deductions or excess interest paid to us by any of our taxable REIT subsidiaries that would be reduced through reapportionment under certain federal income tax principles in order to more clearly reflect income for the taxable REIT subsidiary.

Ninth, if we fail to satisfy any of the REIT asset tests, as described below, by more than a de minimus amount, due to reasonable cause and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate (now at a single rate of 21% under the TCJA) multiplied by the net income generated by the non‑qualifying assets that caused us to fail such test.

Tenth, if we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income tests or certain violations of the asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but we will be required to pay a penalty of $50,000 for each such failure.

Finally, if we own a residual interest in a real estate mortgage investment conduit (or REMIC), we will be taxed at the highest corporate rate (now at a single rate of 21% under the TCJA) on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our shares that is held in record name by “disqualified organization.” A “disqualified organization” includes the United States, any state or political subdivision thereof, any foreign government or international organization, any agency or instrumentality of any of the foregoing, any rural electrical or telephone cooperative and any tax‑exempt organization (other than a farmer’s cooperative described in Section 521 of the Code) that is exempt from income taxation and from the unrelated business taxable income provisions of the Code. However, to the extent that we own a REMIC residual interest through a taxable REIT subsidiary, we will not be subject to this tax.

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

The Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Conditions (5) and (6) do not apply until after the first taxable year for which an election is made to be taxed as a REIT. For purposes of condition (6), pension funds and certain other entities are treated as individuals, subject to a “look‑through” exception.

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

Under current law, a REIT is permitted to render a de minimus amount of impermissible services to tenants and still treat amounts received with respect to that property as rents from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. If the amount received or accrued by the REIT during the taxable year for impermissible services with respect to a property exceeds 1% of the total amounts received or accrued with respect to such property, then none of the rents received or accrued from such property shall be treated as rents from real property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, and we may still treat rents received with respect to the property as rent from real property.

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

Asset Tests.  At the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operations), and government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote or value of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (the “10% vote and value test”). Further, no more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (for tax years beginning after July 30, 2008 and on or before December 31, 2017, 25% of the total value of our assets) and no more than 5% of the value of our total assets may be represented by securities of any non‑governmental issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary (or TRS). Each of the 10% vote and value test and the 25% and 5% asset tests must be satisfied at the end of any quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

Investments in Taxable REIT Subsidiaries.  As described above, REITs are generally prohibited from owning more than 10% of the voting and value of securities in another corporation. However, REITs may own more than 10% of a corporation that is a TRS. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with the REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more that 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non‑customary services to tenants of its parent REIT. A TRS is subject to income tax as a regular C corporation. In addition, a TRS may be prevented from deducting interest on debt funded directly or indirectly by its parent REIT if certain tests regarding the TRS’s debt to equity ratio and interest expense are not satisfied. A REIT’s ownership of a TRS will not be subject to the 10% or 5% asset tests described above, and its operations will be subject to the provisions described above. At this time, we do not have any taxable REIT subsidiaries.

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

To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% but less than 100%, of our “real estate investment trust taxable income,” as adjusted, we will be subject to tax on such amounts at regular corporate tax rates. Furthermore, we would be subject to an excise tax, as described below, if we should fail to distribute dividends during each calendar year (or, in the case of dividend distributions with declaration and record dates in the last three months of the calendar year, by the end of the following January) at least the sum of:

(1)	85% of our real estate investment trust ordinary income for such year,
(2)	95% of our real estate investment trust capital gain net income for such year, and
(3)	100% of taxable income from prior periods less 100% of dividend distributions from prior periods

The excise tax to which we would be subject is 4% of the excess of such required dividend distributions over the amounts actually distributed as dividends. Any real estate investment trust taxable income and net capital gain on which this excise tax is imposed for any year is treated as an amount distributed during that year for purposes of calculating such tax.

We intend to make timely dividend distributions sufficient to satisfy these annual distribution requirements and to avoid the imposition of the 4% excise tax.

Deductibility of Interest.  Under the TCJA, the deductibility of business interest is generally limited to the extent that net interest expense exceeds 30% of EBITDA (2018 through 2022) or EBIT (beginning in 2022). Interest expense that exceeds this limit is not deductible in the current tax year but may be carried forward to subsequent years.  However, a real property trade or business (such as a REIT) can elect out of the new business interest disallowance regime. If a real property trade or business elects out of interest limitation rules, (i) the cost recovery period for residential real property is extended from 27.5 years to 30 years; (ii) the cost recovery period for non-residential real property is extended from 39 years to 40 years; and (iii) the cost recovery period for qualified improvement property is also extended.  The interest limitation provision applies to existing debt and applies at the entity level.

Cost Recovery: For certain taxpayers, the TCJA permits businesses an immediate write-off of the full cost of new equipment. However, taxpayers that elect to use the business interest real estate exception will see little change to current law cost recovery rules. Such taxpayers must depreciate real property under slightly longer recovery periods: 40 years for nonresidential property, 30 years for residential rental property, and 20 years for qualified interior improvements. However, such taxpayers will be permitted to fully expense land improvements and tangible, personal property used in their real property trade or business from 2018 to 2023.

Failure to Qualify.  If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, we will be subject to tax (including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018) on our taxable income at regular corporate rates (now at a single rate of 21% under the TCJA). Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us, nor will any distributions be required to be made. Unless entitled to relief under specific statutory provisions, we will also be disqualified from re‑electing our REIT status for the four taxable years following the year during which qualification was lost. It is not possible to state whether we would be entitled to the statutory relief in all circumstances. Failure to qualify as a REIT for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

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

Under the TCJA, individual taxpayers receiving certain types of income from pass-through businesses are entitled to claim a temporary 20% deduction in computing their tax liability with respect to such income.  Ordinary dividends received from a REIT are included in the category of income that qualifies for this temporary deduction:  The deduction is generally capped at an amount equal to 20% of the excess (if any) of the taxpayer’s taxable income for the year over any net capital gain for the year.  In addition, for taxpayers with incomes above certain thresholds, the 20% deduction is limited to the greater of: (1) 50% of the Form W-2 wages paid by the business, or (2) 25% of the Form W-2 wages paid by the business, plus 2.5% of the unadjusted basis, immediately after acquisition, of depreciable property (which includes structures, but not land). However, while other types of pass-through income is subject to the limitation based on Form W-2 wages, REIT dividends are not subject to this wage based restriction.

Under current tax law, qualified dividends and long term capital gains realized by noncorporate taxpayers are now subject to a 20% maximum tax rate. Except in limited circumstances, this reduced tax rate does not apply to dividends paid to you by us on shares of our stock, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to shares of our stock held by you that are attributable to (1) dividends received by us from non-REIT corporations or taxable REIT subsidiaries, (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year) and (3) distributions by us that we designate as long-term capital gains dividends (except for some distributions taxable to you at a maximum rate of 25%).

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

Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 20% for noncorporate taxpayers. Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.

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

We are required to withhold 15% of any distribution that exceeds our current and accumulated earnings and profits, subject to certain exceptions provided in the applicable Treasury Regulations. Thus, to the extent we do not withhold 30% on the entire amount of any distribution, we will withhold at a rate of 15% on any portion of a distribution not subject to withholding at a rate of 30%.

For any year in which we qualify as a REIT, distributions that are attributable to gain from our sales or exchanges of U.S. real property interests will be taxed to a non-U.S. stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. business. Non-U.S. stockholders would thus be taxed at the normal capital gain rates applicable to U.S. stockholders (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) for distributions that are designated as capital gain dividends and at the normal graduated rates for US shareholders on distributions that are not so designated. Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax if a foreign corporate stockholder is not entitled to treaty exemption. We are required by applicable Treasury Regulations to withhold 21% for foreign individuals and 21% for foreign corporations of any distribution that we could designate as a capital gains dividend. This amount is creditable against the non-U.S. stockholder FIRPTA tax liability. If we designate prior distributions as capital gains dividends, then subsequent distributions up to the amount of such prior distributions will be treated as capital gains dividends for purposes of withholding.

Gain recognized by a non-U.S. stockholder upon a sale of our equity securities generally will not be taxed under FIRPTA if we are a “domestically controlled real estate investment trust,” defined generally as a real estate investment trust in which at all times during a specified testing period less than 50% in value of the stock were held directly or indirectly by foreign persons. We currently anticipate that we will be a “domestically controlled real estate investment trust,” and therefore the sale of equity securities will not be subject to taxation under FIRPTA. Additionally, the sale of our equity securities will not be taxed under FIRPTA if the class of stock is regularly traded on an established securities market and the selling non-U.S. stockholder has not held more than 10% of the class of stock at any time during the preceding five-year period. However, gain not subject to FIRPTA will be taxable to a non-U.S. stockholder if the investment in the stock is effectively connected with the non-U.S. stockholder’s U.S. trade or business, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain. Also, if the non-U.S. stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a “tax home” in the United States, the nonresident alien individual will be subject to a 30% tax (unless reduced or exempted by treaty) on the individual’s capital gains. A non-resident alien individual could, however, elect to treat such gain as effectively connected income and pay tax as a U.S. stockholder would. If the gain on the sale of stock were to be subject to taxation under FIRPTA, the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain.

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

Under the Foreign Account Tax Compliance Act (“FATCA”), there is now a 30% withholding tax on dividends paid on our stock, interest paid on our notes, and the gross proceeds of a disposition of our stock or notes paid to a foreign financial institution, unless such institution enters into an agreement with the U.S. government to collect and provide to the U.S. tax authorities substantial information regarding U.S. account holders of such institution (which includes certain equity and debt holders of such institution, as well as certain account holders that are foreign entities with U.S. owners). FATCA also generally imposes a 30% withholding tax on dividends paid on our stock, interest paid on our notes, and the gross proceeds of a disposition of our stock or notes paid to a non-financial foreign entity unless such entity provides the withholding agent with a certification identifying the direct and indirect U.S. owners of the entity. Under certain circumstances, a non-U.S. holder of our common stock might be eligible for refunds or credits of such taxes and may be required to file a U.S. federal income tax return to claim such refunds or credits. Under recently promulgated Treasury Regulations, these FATCA rules are being phased in over several years. Investors are encouraged to consult with their own tax advisors regarding the possible implications of this legislation on their investment in our stock and notes.

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

You also may contact our Investor Relations Department at:

LTC Properties, Inc.

2829 Townsgate Road, Suite 350

Westlake Village, California 91361

Attn: Investor Relations

(805) 981‑8655

Item 1A.  RISK FACTORS

This section discusses risk factors that may affect our business, operations, and financial condition. If any of these risks, as well as other risks and uncertainties that we have not yet identified or that we currently think are not material, actually occur, we could be materially adversely affected and the value of our securities could decline. In addition, these risk factors contain “forward‑looking statements” as discussed above under the heading “Cautionary Statement.” The following information should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and related notes in this Annual Report on Form 10‑K.

A Failure to Maintain or Increase our Dividend Could Reduce the Market Price of Our Stock. The ability to maintain or raise our common dividend is dependent, to a large part, on growth of funds available for distribution. This growth in turn depends upon increased revenues from additional investments and loans, rental increases and mortgage rate increases.

At Times, We May Have Limited Access to Capital Which Will Slow Our Growth.  A REIT is required to make dividend distributions and retains little cash flow for growth. As a result, growth for a REIT is generally through the steady investment of new capital in real estate assets. There may be times when we will have limited access to capital from the equity and/or debt markets. During such periods, virtually all of our available capital would be required to meet existing commitments and to reduce existing debt. We may not be able, during such periods, to obtain additional equity and/or debt capital or dispose of assets on favorable terms, if at all, at the time we require additional capital to acquire health care properties on a competitive basis or meet our obligations. At December 31, 2017, we had $5.2 million of cash on hand, $503.5 million available under our unsecured revolving line of credit and $63.7 million available under our shelf agreement with Prudential Investment Management, Inc. (or Prudential).

Also, we also have the potential ability to access the capital markets through the issuance of $185.2 million of common stock under our equity distribution agreement and an indeterminate amount through the issuance of debt and/or equity securities under an automatic shelf registration statement.

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

We Depend on Lease Income and Mortgage Payments from Real Property.  Approximately 97.8% of our revenue for the year ended December 31, 2017, was derived from lease income and mortgage payments from real property. Our revenue would be adversely affected if a significant number of our borrowers or lessees were unable to meet their obligations to us or if we were unable to lease our properties or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term. There can be no assurance that if such failure to renew were to occur, or if we did not re‑lease a property to a current lessee, we could lease the property to others on favorable terms, at the same rent as the current rent, or on a timely basis.

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

For instance, the Patient Protection and Affordable Care Act, as amended (the “Affordable Care Act”) is designed to expand access to affordable health insurance, contain health care costs, and enact health policy reforms. Some provisions, particularly those intended to reduce federal health care spending, could have a negative impact on our lessees and borrowers. Among other things, the Affordable Care Act: reduced Medicare skilled nursing facility reimbursement by a so-called “productivity adjustment” based on economy-wide productivity gains beginning in fiscal year 2012; required the development of a value-based purchasing program for Medicare skilled nursing facility services; established a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services that could lead to changes in the delivery of post-acute services; and provided incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services.. In addition, the Affordable Care Act impacts both us and our lessees and borrowers as employers, including requirements related to the health insurance we offer to our respective employees. Many aspects of the Affordable Care Act have been implemented through regulations and subregulatory guidance. President Trump and some members of Congress have called for repeal of the Affordable Care Act and replacement with alternative reforms.  In December 2017, the President signed into law a tax reform bill that repeals the Affordable Care Act’s penalty for individuals who fail to maintain health coverage meeting certain minimum standards.  Additional revisions to the Affordable Care Act could be made in the future, although the details and timing of any such actions are unknown at this time. There can be no assurance that implementation of the Affordable Care Act or any subsequent modifications will not adversely impact the operations, cash flows or financial condition of our lessees and borrowers, which subsequently could materially adversely impact our revenue and operations.

CMS also adopted regulations that impose new standards for long-term care facilities participating in the Medicare and Medicaid programs, including requirements for improving quality of care and patient safety, nursing facility staffing, care planning, infection control, residents’ rights, compliance and ethics programs, and several other areas. These requirements are being implemented on a rolling basis; many became effective November 2017, and others are scheduled to become effective in November 2019.  While the rule also banned pre-dispute arbitration agreements, that provision was stayed due to litigation challenging the requirement.  On June 8, 2017, CMS published a proposed rule that would eliminate the prohibition on pre-dispute binding arbitration agreements and otherwise modify these requirements.

Federal and State Health Care Cost Containment Measures Including Reductions in Reimbursement From Third-Party Payors Such as Medicare and Medicaid Could Adversely Affect Us and The Ability of Our Operators to Make Payments to Us. The ability of our borrowers and lessees to generate revenue and profit determines the underlying value of that property to us. Revenues of our borrowers and skilled nursing center lessees are generally derived from payments for patient care. Sources of such payments include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

The health care industry continues to face increased government and private payor pressure on health care providers to control costs. Certain of these initiatives have had the result of limiting Medicare and Medicaid reimbursement for nursing facility services. Federal legislative and regulatory policies have been adopted and may continue to be proposed that would reduce Medicare and/or Medicaid payments to nursing facilities.  Moreover, state budget pressures continue to result in adoption of Medicaid provider payment reductions in some states.  Increasingly state Medicaid programs are providing coverage through managed care programs under contracts with private health plans, which is intended to decrease state Medicaid costs.  The Trump Administration and Congress are also considering revising federal payments to state Medicaid programs to establish block grants or impose per capita limits on federal Medicaid payments to states. In light of continuing federal and state Medicaid program reforms, budget cuts, and regulatory initiatives, no assurance can be given that the implementation of such regulations and reforms will not have a material adverse effect on the financial condition or results of operations of our lessees and/or borrowers which, in turn, could affect their ability to meet their contractual obligations to us.

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

Under the terms of the Budget Control Act of 2011, as amended, President Obama issued a sequestration order on March 1, 2013 that mandates a 2% cut to Medicare payments to providers and health plans.  The cuts generally apply to Medicare fee-for-service claims with dates-of-service or dates-of-discharge on or after April 1, 2013.  As further amended by subsequent legislation, the Medicare sequestration cuts are currently scheduled to be applied through fiscal year 2025, although Congress and the Administration could enact legislation at any time that modifies sequestration.  CMS also has implemented a variety of Medicare bundled payment programs that seek to promote greater care coordination and more efficient use of resources.  Certain of these models have impacted post-acute care, including nursing facility services.  Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies along with other cost-control measures.

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

We Could Fail to Collect Amounts Due Under Our Straight‑line Rent Receivable Asset.  U.S. generally accepted accounting principles (or GAAP) requires us to calculate the total rent we will receive as a fixed amount over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of the lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the consolidated balance sheet called straight‑line rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized which reduces the straight‑line rent receivable balance to zero by the end of the lease. We periodically assess the collectability of the straight‑line rent receivable. If during our assessment we determined that we were unlikely to collect a portion or the entire straight‑line rent receivable asset, we may provide a reserve against the previously recognized straight‑line rent receivable asset for a portion or up to its full value that we estimate may not be recoverable.

Our Assets May be Subject to Impairment Charges.  We periodically but not less than quarterly evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have a material adverse effect on our results of operations and a non‑cash impact on funds from operations in the period in which the write‑off occurs.

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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018) on our taxable income at regular corporate rates. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

Recent Changes to the U.S. Tax Laws Could Have a Significant Negative Impact on the Overall Economy, Our Tenants, Our Investors, and Our Business. On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law making significant changes to the Code. Relevant changes include, but are not limited to the following:

•	a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017,
•	an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time,
•

restrictions to the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business,

•	the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above,
•	elimination of the corporate alternative minimum tax,
•	restriction limiting the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property; and
•	implementation of a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

While the changes in the TCJA generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the TCJA.

As a result of the changes to U.S. federal tax laws implemented by the TCJA, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. The long-term impact of the TCJA on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. Furthermore, the TCJA may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The TCJA may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations.

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

Risks Associated with Property Development that Can Render a Project Less Profitable or Not Profitable, and, Under Certain Circumstances, Prevent Completion of Development Activities Undertaken.  Our business includes development of seniors housing and health care properties. Ground up development presents additional risk, including but not limited to the following:

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Here and throughout this Annual Report on Form 10‑K wherever we provide details of our properties’ bed/unit count, the number of beds/units applies to skilled nursing, assisted living, independent living, memory care and behavioral health care properties only. This number is based upon unit/bed counts shown on operating licenses provided to us by lessees/borrowers or units/beds as stipulated by lease/mortgage documents. These numbers often differ, usually not materially by property, from units/beds in operation at any point in time. The differences are caused by such things as operators converting a patient/resident room for alternative uses, such as offices or storage, or converting a multi‑patient room/unit into a single patient room/unit. We monitor our properties on a routine basis through site visits and reviews of current licenses. In an instance where such change would cause a de‑licensing of beds or in our opinion impact the value of the property, we may take action against the lessee/borrower to preserve the value of the property/collateral.

Owned Properties.  The following table sets forth certain information regarding our owned properties as of December 31, 2017 (dollars amounts in thousands):

							Remaining
	No. of	No. of	No. of		No. of		Lease	Gross
Location	SNFs	ALFs	Others		Beds/Units	Encumbrances	Term(1)	Investments
Alabama	3	—	—		459	$—	58	$18,622
Arizona	5	—	—		967	—	28	40,764
California	2	5	—		754	—	109	102,254
Colorado	3	13	—		980	—	110	114,923
Florida	5	7	—		883	—	96	74,609
Georgia	2	1	—		327	—	158	19,242
Illinois	—	4	—		352	—	147	76,865	(2)
Iowa	7	—	—		544	—	48	14,610
Kansas	3	8	—		681	—	113	71,689
Kentucky	1	1	—		203	—	106	49,211	(3)
Michigan	—	—	—	(4)	—	—	—	943
Mississippi	—	1	—		62	—	84	9,430
Missouri	—	1	—		73	—	118	16,624
Nebraska	—	4	—		159	—	165	9,654
Nevada	—	—	1		118	—	86	9,664
New Jersey	—	4	—		205	—	122	62,064
New Mexico	7	—	—		843	—	97	50,913
N. Carolina	—	5	—		210	—	36	13,096
Ohio	2	12	—		831	—	100	115,321
Oklahoma	—	6	—		219	—	36	12,315
Oregon	1	—	—		99	—	66	4,677
Pennsylvania	—	3	—		198	—	91	18,040
S. Carolina	2	5	—		515	—	105	46,635
Tennessee	2	—	—		141	—	72	5,275
Texas	24	16	—		4,255	—	116	267,051
Virginia	4	—	—		500	—	83	30,209
Washington	1	—	—		123	—	43	8,024
Wisconsin	1	9	—		844	—	153	129,398	(5)
TOTAL	75	105	1		15,545	$—	110	$1,392,122

(1)	Weighted average remaining months in lease term as of December 31, 2017.

(2)	Includes amounts relating to the development cost of a 66-unit MC.

(3)	Includes amounts relating to the development cost of a 143-bed SNF.

(4)	Includes three parcels of land held‑for‑use.

(5)	Includes amounts relating to the development cost of a 110-unit ILF/ALF/MC.

The following table sets forth certain information regarding our lease expirations for our owned properties as of December 31, 2017 (dollars amounts in thousands):

						Annualized	% of Annualized
	No. of	No. of	No. of	No. of	No. of	Rental	Rental Income
Year	SNFs	ALFs	Others	Beds/Units	Operators	Income(1)	Expiring
2018	2	9	—	976	4	$10,344	7.3%
2019	3	—	—	613	1	1,730	1.2%
2020	1	35	—	1,637	2	14,137	9.9%
2021	29	—	—	3,351	3	14,922	10.5%
2022	2	—	—	181	2	1,165	0.8%
2023	5	—	—	456	3	3,436	2.4%
2024	—	10	—	471	1	2,481	1.7%
2025	6	1	1	981	2	8,627	6.1%
2026	13	—	—	1,755	2	15,021	10.5%
2027	3	9	—	1,042	4	17,494	12.3%
Thereafter	11	41	—	4,082	5	53,121	37.3%
TOTAL	75	105	1	15,545		$142,478	100.0%

(1)	Annualized rental income is the total rent, over the life of the lease recognized evenly over that lease term as of December 31, 2017.

Mortgage Loans.  The following table sets forth certain information regarding our mortgage loans as of December 31, 2017 (dollars amounts in thousands):

						Average	Original		Current
	No. of	No. of	No. of	No. of	Interest	Months to	Face Amount	Gross	Annual Debt
Location	SNFs	ALFs	OTHs	Beds/ Units	Rate	Maturity	of Mortgage Loans	Investments	Service(1)
Michigan	20	—	—	2,680	9.41%-9.53%	302	$207,639	$225,051	$21,308
Utah	1	—	—	84	11.2%	23	1,400	1,111	176
TOTAL	21	—	—	2,764		300	$209,039	$226,162	$21,484

(1)	Includes principal and interest payments.

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

	2017		2016
	High	Low	High	Low
First quarter	$48.65	$44.92	$46.29	$40.55
Second quarter	$52.25	$45.63	$51.74	$44.90
Third quarter	$52.85	$46.00	$54.20	$49.83
Fourth quarter	$49.59	$43.21	$52.05	$43.17

Holders of Record

As of February 15, 2018 we had approximately 393 stockholders of record of our common stock.

Dividend Information

We declared and paid total cash distributions on common stock as set forth below:

	Declared		Paid
	2017	2016	2017	2016
First quarter	$0.57	$0.54	$0.57	$0.54
Second quarter	$0.57	$0.54	$0.57	$0.54
Third quarter	$0.57	$0.54	$0.57	$0.54
Fourth quarter	$0.57	$0.57	$0.57	$0.57
	$2.28	$2.19	$2.28	$2.19

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

Issuer Purchases of Equity Securities

The number of shares of our Common Stock purchased and the average prices paid per share for each month in the quarter ended December 31, 2017 are as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
		Average	Part of	Shares that May
	Total Number	Price	Publicly	Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased(1)	Share	Plan (2)	Under the Plan
October 1- October 31, 2017	—	$—	—	—
November 1 - November 30, 2017	—	$—	—	—
December 1 - December 31, 2017	497	$43.92	—	—
Total	497		—	—

(1)	During the three months ended December 31, 2017, we acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

(2)	No shares were purchased as part of publicly announced plans or programs.

Stock Performance Graph

The National Association of Real Estate Investment Trusts (or NAREIT), an organization representing U.S. REITs and publicly traded real estate companies, classifies a company with 50% or more of assets directly or indirectly in the equity ownership of real estate as an equity REIT. Our equity ownership of real estate assets was more than 75% during 2017.

This graph compares the cumulative total stockholder return on our common stock from December 31, 2012 to December 31, 2017 with the cumulative stockholder total return of (1) the Standard & Poor’s 500 Stock Index and (2) the NAREIT Equity REIT Index. The comparison assumes $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and assumes the reinvestment of dividends.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
LTC Properties, Inc.	$100.00	$105.56	$135.68	$142.19	$162.16	$157.69
NAREIT Equity	100.00	102.47	133.35	137.61	149.33	157.14
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14

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

	2017		2016		2015		2014	2013
	(In thousands, except per share amounts)
Operating information:
Total revenues	$168,065		$161,583		$136,203		$118,961	$104,974
Income from continuing operations	87,340		85,115		73,081		73,399	55,405
Income allocated to participating securities	(362)		385		484		481	383
(Loss) income allocated to preferred stockholders	—		—		2,454		3,273	3,273
Net income available to common stockholders	86,978		84,730		70,143		69,645	54,159
Per share information:
Net income per common share from continuing operations available to common stockholders:
Basic	$2.21		$2.21		$1.97	(1)	$2.01	$1.56
Diluted	$2.20		$2.21		$1.94	(1)	$1.99	$1.56
Net income per common share available to common stockholders:
Basic	$2.21		$2.21		$1.97	(1)	$2.01	$1.64
Diluted	$2.20		$2.21		$1.94	(1)	$1.99	$1.63
Common stock distributions declared	$2.28		$2.19		$2.07		$2.04	$1.91
Common stock distributions paid	$2.28		$2.19		$2.07		$2.04	$1.91
Balance sheet information:
Total assets	$1,465,570		$1,394,896		$1,275,424		$964,770	$930,305
Total debt(2)	667,502	(3)	609,391	(3)	571,872	(3)	280,584	277,730

(1)

Decreased primarily as a result of an impairment charge related to a contingent agreement to sell an assisted living community in 2016, partially offset by a gain related to the sale of a skilled nursing center in 2015.

(2)	Includes bank borrowings, senior unsecured notes (net of debt issue costs) and bonds payable.

(3)	Increase primarily due to the sale of senior unsecured term notes.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business and Investment Strategy

We are a self-administered health care real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties through sale-leaseback transactions, mortgage financing, joint ventures and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof. ALF, ILF, MC, and combinations thereof are included in the ALF property classification. We have been operating since August 1992.

Substantially all of our revenues and sources of cash flows from operations are derived from operating lease rentals, interest earned on outstanding loans receivable and income from investment in unconsolidated joint ventures. Our investments in owned properties and mortgage loans represent our primary source of liquidity to fund distributions and are dependent upon the performance of the operators on their lease and loan obligations and the rates earned thereon. To the extent that the operators experience operating difficulties and are unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by property type and operator. Our monitoring process includes periodic review of financial statements for each facility, periodic review of operator credit, scheduled property inspections and review of covenant compliance.

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

Depending upon the availability and cost of external capital, we anticipate making additional investments in health care related properties. New investments are generally funded from cash on hand, temporary borrowings under our unsecured revolving line of credit and internally generated cash flows. Our investments generate internal cash from rent and interest receipts and principal payments on mortgage loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving line of credit, is expected to be provided through a combination of public and private offerings of debt and equity securities and secured and unsecured debt financing. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. Changes in the capital markets’ environment may impact the availability of cost‑effective capital.

We believe our business model has enabled and will continue to enable us to maintain the integrity of our property investments, including in response to financial difficulties that may be experienced by operators. Traditionally, we have taken a conservative approach to managing our business, choosing to maintain liquidity and exercise patience until favorable investment opportunities arise.

Portfolio Overview

The following table summarizes our real estate investment portfolio as of December 31, 2017 (dollar amounts in thousands):

			Twelve Months Ended
			December 31, 2017		Percentage		Number of
	Gross	Percentage of	Rental	Interest	of	Number of	SNF	ALF
Type of Property	Investments	Investments	Income(1)	Income(2)	Revenues	Properties(3)	Beds(4)	Units(4)
Skilled Nursing	$803,691	49.7%	$68,466	$26,540	58.1%	96	11,968	261
Assisted Living	781,770	48.3%	67,774	—	41.4%	105	—	5,962
Under Development(5)	22,215	1.4%	—	—	—%	—	—	—
Other(6)	10,608	0.6%	866	—	0.5%	1	118	—
Totals	$1,618,284	100.0%	$137,106	$26,540	100.0%	202	12,086	6,223

(1)	Excludes rental income from properties sold during 2017.

(2)	Excludes interest income from mortgage loans paid off during 2017.

(3)	We have investments in 29 states leased or mortgaged to 30 different operators.

(4)	See Item 2. Properties for discussion of bed/unit count.

(5)

Includes three development projects, consisting of a 66-unit memory care community located in Illinois, a 110-unit independent living, assisted living and memory care community located in Wisconsin and a 143-bed skilled nursing center located in Kentucky.

(6)	Includes three parcels of land held-for-use and one behavioral health care hospital.

Historically, we had a property classification identified as Range of care communities (or ROC) which consisted of properties providing skilled nursing and any combinations of assisted living, independent living and/or memory care services. Since we only have six ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify ROC into SNF property classification for all periods reported.

As of December 31, 2017 we had $1.3 billion in carrying value of net real estate investments, consisting of $1.1 billion or 82.9% invested in owned and leased properties and $0.2 billion or 17.1% invested in mortgage loans secured by first mortgages.

For the year ended December 31, 2017, rental income and interest income from mortgage loans represented 81.9% and 15.9%, respectively, of total gross revenues. In most instances, our lease structure contains fixed or estimable annual rental escalations, which are generally recognized on a straight‑line basis over the minimum lease period. Certain leases have annual rental escalations that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the property. This revenue is not recognized until the appropriate contingencies have been resolved. For the year ended December 31, 2017, we recognized $10.7 million in straight‑line rental income and recorded $0.1 million of straight‑line rent receivable reserve. For the remaining leases in place at December 31, 2017, assuming no modification or replacement of existing leases and no new leased investments are added to our portfolio, we currently expect that straight‑line rental income will decrease from $10.7 million in 2017 to $7.2 million for projected annual 2018. Our cash rental income is also projected to increase from $129.2 million in 2017 to $129.9 million for projected annual 2018. During the year ended December 31, 2017, we received $129.2 million of cash rental revenue and recorded $2.2 million of lease incentives. At December 31, 2017, the straight‑line rent receivable balance, net of reserves, on the consolidated balance sheet was $64.5 million.

Many of our existing leases contain renewal options that, if exercised, could result in the amount of rent payable upon renewal being greater or less than that currently being paid. During the year ended December 31, 2017, two existing leases were amended to extend the term of the master lease. The first amendment extended the master lease term for an additional five years and increased rent by 2%, and the second amendment extended the master lease term for an additional 2 years with no impact on rent. Additionally, we amended an existing master lease, due to the sale of four assisted living communities contained in the lease, resulting in a rental revenue decrease of $0.9 million on an annual basis. During the year ended December 31, 2017, there were no lease renewals.

During the second quarter of 2017, we issued a notice of default on a master lease covering one property under development and ten additional operational memory care communities resulting from lessee’s partial payment of minimum rent. In conjunction with our negotiations to transition two of the operational properties to another operator in our portfolio, we wrote off $1.9 million of straight-line rent and other receivables related to these two properties during the second quarter of 2017. Subsequently, we agreed to leave these two properties in this portfolio. During the year ended December 31, 2017, we entered into a forbearance agreement with our lessee whereby we have agreed not to pursue enforcement of our rights and remedies pertaining to known events of default under the master lease and our guarantees through December 31, 2017, with the stipulation that the lessee pay $0.4 million per month toward their obligations of the master lease through December 31, 2017. For fiscal 2018, we anticipate receiving a minimum of $5.2 million of cash rent for these 11 properties. We are currently negotiating the terms and length the terms and length of a further forbearance agreement.

During the fourth quarter of 2017, one of our lessees, Preferred Care, Inc. (or Preferred Care) and several affiliated entities filed for Chapter 11 bankruptcy as a result of a multi-million dollar judgement in a lawsuit in Kentucky against Preferred Care and certain affiliated entities. The affiliated entities operate properties in Kentucky and New Mexico. It is our understanding that Preferred Care is subject to the judgement because it was included in the lawsuit. Preferred Care leases 26 properties under two master leases from us. None of the 26 properties are in Kentucky or New Mexico, and the Preferred Care operating entities that sublease those properties did not file for bankruptcy. Those 26 properties are in Arizona, Colorado, Iowa, Kansas, Texas and Virginia, and represented 6.9% of our annual income as of December 31, 2017. Preferred Care is current on its rent due to us.

2017 Transactions Overview

The following tables summarizes our transactions in 2017 (dollar amounts in thousand):

Investment in Owned Properties

		Type	Number	Initial			Total	Total
		of	of	Cash		Purchase	Transaction	Acquisition
State	Properties	Properties	Beds/Units	Yield		Price	Costs	Costs
California	2	ALF/MC/ILF	180	7.00%		$38,813	$82	$38,895
Ohio	1	MC	60	7.35%		15,650	259	15,909
Missouri	1	ALF/MC	73	7.00%		16,555	69	16,624
Wisconsin	1	UDP	—	—%	(1)	800	18	818
South Carolina	1	ALF/MC	87	7.25%	(2)	10,000	159	10,159
	6		400			$81,818	$587	$82,405

(1)

We entered into a partnership agreement with a 90% controlling interest to develop a 110-unit ILF/ALF/MC community. We anticipate entering into a 10-year lease agreement with an initial cash yield of 7.5% with a new operator.

(2)	We entered into a partnership agreement with a 90% controlling interest to acquire the ALF/MC community.

Sold Properties

	Number	Type	Number				Net Gain
	of	of	of	Carrying	Sales		or
State	Properties	Properties	Beds/Units	Value	Price		(loss)
Indiana	3	ALF	140	$6,464	$11,000		$3,735
Iowa	1	ALF	35	1,694	3,250		1,319
Oregon	1	ALF	36	1,380	1,400		(69)
Texas	1	SNF	85	1,170	—	(1)	(1,171)
	6		296	$10,708	$15,650		$3,814

(1)	We donated the property to a nonprofit health care provider.

Development Projects

	Developments	Improvements
Assisted Living Communities	$17,667	$1,152
Skilled Nursing Centers	5,234	1,356
Other	—	391
Totals	$22,901	$2,899

Completed Developments

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2017 Funding	Total Funding
Development	1	MC	66	Illinois	$7,753	$13,498

Investment in Mortgage Loans

Amounts
Originations and funding under mortgage loans receivable	$11,913
Pay-offs received	(16,665)
Scheduled principal payments received	(1,202)
Net (decrease) increase in mortgage loans receivable	$(5,954)

Investment in Unconsolidated Joint Ventures

							Twelve Months Ended December 31, 2017
	Type	Type	Total	Currently	Number				Received
	of	of	Preferrd	Paid in	of	Investment	Capital	Recognized	Cash
State	Properties	Investment	Return	Cash	Beds/ Units	Commitment	Contribution	Income	Interest
Arizona	ALF/MC/ILF	Preferred Equity	15%	6%	585	$25,650	$1,100	$1,600	$1,400
Florida	UDP-ALF/IL/MC	Mezzanine	15%	10%	99	2,900	—	500	300
Florida	UDP-ALF/MC	Mezzanine	15%	10%	127	3,400	2,700	200	—
					811	$31,950	$3,800	$2,300	$1,700

Key Transactions During the Quarter

The following table summarize our transactions during the fourth quarter of 2017 (dollar amounts in thousands):

Acquisitions:
		Type	Number		Total		Total	Initial
		of	of	Purchase	Transaction		Acquisition	Cash
State	Properties	Properties	Beds/Units	Price	Costs		Costs	Yield
Missouri	1	ALF/MC	73	$16,555	$69		$16,624	7.00%
Wisconsin (1)	1	UDP	—	800	18		818	—%
South Carolina (2)	1	ALF/MC	87	10,000	159		10,159	7.25%
	3		160	$27,355	$246		$27,601

Sold Properties:
	Number	Type	Number
	of	of	of	Carrying	Sales		Net
State	Properties	Properties	Beds/Units	Value	Price		Gain/(loss)
Oregon	1	ALF	36	$1,380	$1,400		$(69)
Texas	1	SNF	85	1,170	—	(3)	(1,171)
	2		121	$2,550	$1,400		$(1,240)

Completed Developments:
	Number	Type	Number
	of	of	of	2017	Total
State	Properties	Properties	Beds/Units	Funding	Funding
Illinois	1	MC	66	$7,753	$13,498

(1)

We entered into a partnership agreement with a 90% controlling interest to develop a 110-unit ILF/ALF/MC community. We anticipate entering into a 10-year lease agreement with an initial cash yield of 7.5% with a new operator.

(2)	We entered into a partnership agreement with a 90% controlling interest to acquire the ALF/MC community.

(3)	We donated the property to a nonprofit health care provider.

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

The following table reflects our recent historical trends of concentration risk (gross investment, in thousands):

	12/31/17	9/30/17	6/30/17	3/31/17	12/31/16
Asset mix:
Real property	$1,392,122	$1,359,586	$1,354,369	$1,305,918	$1,301,563
Loans receivable	226,162	224,095	222,604	225,541	232,116
Investment mix:
Skilled nursing centers(1)	$803,691	$803,853	$802,361	$799,298	$796,468
Assisted living communities (2)	781,770	754,927	752,591	711,489	717,631
Under development (2)	22,215	14,685	11,805	9,250	8,156
Other(3)	10,608	10,216	10,216	11,422	11,424
Operator mix:
Prestige Healthcare(3)	$238,184	$236,105	$234,601	$231,657	$227,274
Senior Lifestyle Corporation	189,226	189,025	189,025	201,862	201,862
Senior Care Centers	138,109	138,109	138,109	138,109	138,109
Brookdale Senior Living	126,991	126,991	126,991	126,991	126,991
Anthem Memory Care (4)	126,120	121,138	117,807	113,978	111,620
Remaining operators	799,654	772,313	770,440	718,862	727,823
Geographic mix:
Texas	$267,051	$269,279	$269,168	$269,067	$274,547
Michigan	225,994	223,916	222,412	219,467	215,085
Wisconsin	129,398	126,313	126,314	126,133	126,133
Ohio	115,321	115,258	115,236	99,300	99,300
Colorado	114,923	114,923	114,923	114,923	114,923
Remaining states	765,597	733,992	728,920	702,569	703,691

(1)

Historically, we had a property classification identified as ROCs which consisted of properties providing skilled nursing and any combination of assisted living, independent living and/or memory care services. Since we only have six ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify ROC into the SNF property classification for all periods reported.

(2)

During the three months ended December 31, 2017, we completed the construction of a 66-unit memory care community in Illinois. Accordingly, this property was reclassified from “Under development” to “Assisted living communities” for all periods presented.

(3)	We have three parcels of land as of December 31, 2017. These parcels are located adjacent to properties securing the Prestige Healthcare mortgage loan and are managed by Prestige.

(4)

During the 2017 second quarter, we issued a default notice on the Anthem Memory Care master lease. During 2017, we executed a forbearance agreement with Anthem Memory Care with the stipulation that it will pay a certain amount per month toward its master lease through December 31, 2017. Subsequent to year-end, we agreed to a minimum rent amount under the master lease for fiscal 2018. We are currently negotiating the terms and length of a further forbearance agreement with Anthem Memory Care. We will continue to explore our options which may include transitioning some or all of the properties from Anthem Memory Care to another operator and/or a possible sale of some or all of the properties.

Credit Strength.  We measure our credit strength both in terms of leverage ratios and coverage ratios. Our leverage ratios include debt to gross asset value and debt to market capitalization. The leverage ratios indicate how much of our consolidated balance sheet capitalization is related to long-term obligations. Our coverage ratios include interest coverage ratio and fixed charge coverage ratio. The coverage ratios indicate our ability to service interest and fixed charges (interest plus preferred dividends). The coverage ratios are based on adjusted earnings before gain or loss on sale of real estate, interest, taxes, depreciation and amortization (or Adjusted EBITDA). Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. The following table reflects the recent historical trends for our credit strength measures:

Balance Sheet Metrics

	Year Ended		Quarter Ended
	12/31/17		12/31/17			9/30/17			6/30/17			3/31/17			12/31/16
Debt to gross asset value	37.6%		37.6%		(1)	36.8%		(3)	37.1%		(1)	35.6%		(7)	36.4%
Debt to market capitalization ratio	27.9%		27.9%		(2)	25.5%		(4)	24.0%			24.0%		(8)	24.9%
Interest coverage ratio(10)	5.0	x	4.8	x		4.8	x	(5)	5.3	x	(6)	5.0	x	(9)	5.3	x
Fixed charge coverage ratio(10)	5.0	x	4.8	x		4.8	x	(5)	5.3	x	(6)	5.0	x	(9)	5.3	x

(1)	Increased primarily due to increase in outstanding debt partially offset by the increase in gross asset value from acquisitions, additional development and capital improvement funding.

(2)	Increased primarily due to increase in outstanding debt and decrease in market capitalization.

(3)	Decreased due to decrease in outstanding debt partially offset by decrease in gross asset value.

(4)	Increased primarily due to decrease in market capitalization.

(5)

Decreased due to decrease in net income primarily related to a defaulted master lease, as previously discussed, that was placed on cash basis and the reduction of rent related to the properties sold in the second quarter of 2017, partially offset by acquisitions and capital improvement investments and increase in interest expense resulting from increase in outstanding debt.

(6)	Increase primarily due to decrease in interest expense resulting from decrease in average outstanding debt.

(7)	Decreased due to decrease in outstanding debt as well as increase in gross asset value from additional developments and capital improvements.

(8)	Decreased primarily due to increase in market capitalization and the sale of common stock under our equity distribution agreement as well as decrease in outstanding debt.

(9)	Decreased primarily due to increase in interest expense resulting from the sale of senior unsecured notes in 2017 and 2016.

(10)

In calculating our interest coverage and fixed charge coverage ratios above, we use Adjusted EBITDA, which is a financial measure not derived in accordance with GAAP (non-GAAP financial measure). Adjusted EBITDA is not an alternative to net income, operating income or cash flows from operating activities as calculated and presented in accordance with U.S. generally accepted accounting principles (or GAAP). You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measures or consider it in isolation, for the purpose of analyzing our financial performance, financial position or cash flows. Net income is the most directly comparable GAAP measure to Adjusted EBITDA.

	Year to Date		Quarter Ended
	12/31/17		12/31/17		9/30/17		6/30/17		3/31/17		12/31/16
Net income	$87,340		$19,834		$20,616		$25,377		$21,513		$20,666
Less: Gain on sale	(3,814)		1,240		—		(5,054)		—		—
Add: Impairment charges	1,880		—		—		1,880		—		766
Add: Interest expense	29,949		7,683		7,644		7,151		7,471		6,856
Add: Depreciation and amortization	37,610		9,424		9,519		9,308		9,359		9,309
Total adjusted EBITDA	$152,965		$38,181		$37,779		$38,662		$38,343		$37,597

Interest expense	$29,949		$7,683		$7,644		$7,151		$7,471		$6,856
Add: Capitalized interest	908		281		256		201		170		215
Interest incurred	$30,857		$7,964		$7,900		$7,352		$7,641		$7,071

Interest coverage ratio	5.0	x	4.8	x	4.8	x	5.3	x	5.0	x	5.3	x

Interest incurred	$30,857		$7,964		$7,900		$7,352		$7,641		$7,071
Total fixed charges	$30,857		$7,964		$7,900		$7,352		$7,641		$7,071

Fixed charge coverage ratio	5.0	x	4.8	x	4.8	x	5.3	x	5.0	x	5.3	x

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

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

Operating Results

Year ended December 31, 2017 compared to year ended December 31, 2016 (in thousands):

	Years ended December 31,
	2017		2016		Difference
Revenues:
Rental income	$137,657		$133,527		$4,130	(1)
Interest income from mortgage loans	26,769		27,321		(552)	(2)
Interest and other income	3,639		735		2,904	(3)
Total revenues	168,065		161,583		6,482

Expenses:
Interest expense	29,949		26,442		(3,507)	(4)
Depreciation and amortization	37,610		35,932		(1,678)	(1)
Impairment charges	1,880		766		(1,114)	(5)
(Recovery) provision for doubtful accounts	(206)		457		663	(6)
Transaction costs	56		179		123
General and administrative expenses	17,513		17,412		(101)
Total expenses	86,802		81,188		(5,614)

Operating income	81,263		80,395		868
Income from unconsolidated joint ventures	2,263		1,138		1,125	(7)
Gain on sale of real estate, net	3,814	(8)	3,582	(9)	232
Net income	87,340		85,115		2,225
Income allocated to participating securities	(362)		(385)		23
Net income available to common stockholders	$86,978		$84,730		$2,248

(1)

Increased due to acquisitions, development and capital improvement investments partially offset by a defaulted master lease placed on cash basis, as previously discussed, and the reduction of rent related to the properties sold in 2017.

(2)	Decreased primarily due to mortgage loan payoffs partially offset by capital improvement funding under certain mortgage loans.

(3)	Increased primarily due to mezzanine loan originations, write-off of an earn-out liability and the related lease incentive asset.

(4)

Increased primarily due to sales of senior unsecured notes and a decrease in capitalized interest related to development projects partially offset by a decrease in borrowing under our unsecured revolving line of credit.

(5)

Represents the write-off of straight-line rent and other receivables related to two properties in conjunction with our negotiations to transition these properties to another operator in our portfolio in 2017, partially offset by the write-down of a property in 2016 to its estimated sale price.

(6)	Decreased due to mortgage loan payoffs and reversal of straight-line rent reserve.

(7)

Increased primarily due to income generated from additional funding under a preferred capital contribution commitment and income from a mezzanine loan accounted for as an unconsolidated joint venture in accordance with GAAP which was previously deferred.

(8)

Consists of a $4,985 gain on sale of five assisted living communities in Indiana, Iowa and Oregon partially offset by the donation of a skilled nursing center in Texas with a carrying value of $1,170 to a nonprofit health care provider.

(9)	Consists of a $3,775 gain on sale of two skilled nursing centers in Texas and an assisted living community in Florida partially offset by the net loss of $193 from the sale of a school in New Jersey.

Year ended December 31, 2016 compared to year ended December 31, 2015 (in thousands)

	Years ended December 31,
	2016		2015		Difference
Revenues:
Rental income	$133,527		$113,080		$20,447	(1)
Interest income from mortgage loans	27,321		22,119		5,202	(2)
Interest and other income	735		1,004		(269)	(3)
Total revenues	161,583		136,203		25,380

Expenses:
Interest expense	26,442		17,497		(8,945)	(4)
Depreciation and amortization	35,932		29,431		(6,501)	(1)
Impairment on real estate for sale	766	(5)	2,250	(5)	1,484	(5)
Provision for doubtful accounts	457		619		162
Transaction costs	179		744		565	(6)
General and administrative expenses	17,412		14,986		(2,426)	(7)
Total expenses	81,188		65,527		(15,661)

Operating income	80,395		70,676		9,719
Income from unconsolidated joint ventures	1,138		1,819		(681)	(8)
Gain on sale of real estate, net	3,582		586		2,996	(9)
Income from continuing operations	85,115		73,081		12,034
Income allocated to participating securities	(385)		(484)		99
Income allocated to preferred stockholders	—		(2,454)		2,454	(10)
Net income available to common stockholders	$84,730		$70,143		$14,587

(1)	Increased due to acquisitions, developments and capital improvement investments.

(2)	Increased primarily due to mortgage loan originations and capital improvement funding under certain mortgage loans partially offset by payoffs and normal amortization of mortgage loans.

(3)	Decreased due to non-accrual of interest under certain notes receivable partially offset by the interest income from mezzanine loans.

(4)	Increased primarily due to the sale of senior unsecured notes, increased borrowing under our unsecured revolving line of credit and decrease in capitalized interest related to development projects.

(5)	Related to an agreement to sell a seniors housing community for less than its carrying value. Accordingly, we recorded an impairment charge to write the property down to its estimated sales price.

(6)	Transaction costs were higher in 2015 primarily due to costs associated with the acquisition of a 10-property seniors housing portfolio.

(7)	Increased primarily due to additional expenditures related to increased investment activity and restricted stock vesting.

(8)	Income from unconsolidated joint ventures decreased because we stopped accruing the deferred portion of our preferred return under a joint venture and placed our investment on a cash basis.

(9)	Represents the net gain on sale of two skilled nursing centers, one assisted living community and one school in 2016 partially offset by the net gain on sale of one skilled nursing center in 2015.

(10)	During the 2015 fourth quarter, the sole holder our Series C Convertible Preferred Stock elected to convert all of its shares into shares of common stock.

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

The following table reconciles net income available to common stockholders to FFO attributable to common stockholders (unaudited, amounts in thousands, except per share amounts):

	For the year ended December 31,
	2017		2016		2015
GAAP net income available to common stockholders	$86,978		$84,730		$70,143
Add: Depreciation and amortization	37,610		35,932		29,431
Add: Impairment charges	1,880		766		2,250
Less: Gain on sale of real estate, net	(3,814)		(3,582)		(586)
NAREIT FFO attributable to common stockholders	$122,654		$117,846		$101,238
NAREIT FFO attributable to common stockholders per share:
Basic	$3.11		$3.07		$2.84
Diluted	$3.10	(1)	$3.06	(1)	$2.77	(2)
Weighted average shares used to calculate NAREIT FFO per share:
Basic	39,409		38,388		35,590
Diluted	39,637	(3)	38,597	(3)	37,563	(4)

(1)	Includes the effect of participating securities.

(2)	Includes the effect of participating securities and the convertible preferred securities.

(3)

Diluted weighted average shares used to calculate FFO per share for the years ended December 31, 2017, and 2016 includes the effect of stock option equivalents, participating securities and performance based stock units.

(4)

Diluted weighted average shares used to calculate FFO per share for the year ended December 31, 2015 includes the effect of stock option equivalents, participating securities and convertible preferred securities.

Critical Accounting Policies

See Item 8. FINANCIAL STATEMENTS—Note 2.  Summary of Significant Accounting Policies.

Liquidity and Capital Resources

Sources and Uses of Cash

As of December 31, 2017, we had a total of $5.2 million of cash and cash equivalents, $503.5 million available under our unsecured revolving line of credit and $63.7 million available under our senior unsecured note shelf agreement. Subsequent to December 31, 2017, we borrowed $24.0 million under our unsecured revolving line of credit. Accordingly, we have $120.5 million outstanding under our unsecured revolving line of credit and $479.5 million available for borrowing. Additionally, subsequent to year-end, we paid down $4.2 million in regular scheduled principal payments. Accordingly, we have $566.8 million outstanding and $67.8 million available under our senior unsecured note shelf agreement. See Debt Obligations below for further discussion.

We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time publicly raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Additionally, we have the ability to access the capital markets through the issuance of common stock by means of our equity distribution agreements under our automatic shelf registration statement. See Equity below for further discussion.

We believe that our current cash balance, cash flow from operations available for distribution or reinvestment, our borrowing capacity and our potential ability to access the capital markets are sufficient to provide for payment of our current operating costs, meet debt obligations and pay common dividends at least sufficient to maintain our REIT status and repay borrowings at, or prior to, their maturity. The timing, source and amount of cash flows provided by financing activities and used in investing activities are sensitive to the capital markets’ environment, especially to changes in interest rates. We continuously evaluate the availability of cost-effective capital and believe we have sufficient liquidity for additional capital investments in 2018.

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

Our investments, principally our investments in mortgage loans and owned properties, are subject to the possibility of loss of their carrying values as a result of changes in market prices, interest rates and inflationary expectations. The effects on interest rates may affect our costs of financing our operations and the fair market value of our financial assets. Generally our loans have predetermined increases in interest rates and our leases have agreed upon annual increases. We may initially fund some of our investments with variable interest rate debt and, if so, we would be at risk of net interest margin deterioration if medium and long-term rates were to increase.

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

	Year ended December 31,		Change
Cash provided by (used in):	2017	2016	$
Operating activities	$105,305	$105,708	$(403)
Investing activities	(92,012)	(139,898)	47,886
Financing activities	(16,071)	29,239	(45,310)
Decrease in cash and cash equivalents	(2,778)	(4,951)	2,173
Cash and cash equivalents, beginning of period	7,991	12,942	(4,951)
Cash and cash equivalents, end of period	$5,213	$7,991	$(2,778)

Operating Activities. Cash provided by operating activities for the year ended December 31, 2017, decreased due to an increase in lease incentive payments to certain operators and reduced rent from two operators, partially offset by increased operating cash flow from rent escalations, acquisitions, originations and completed developments and capital improvement projects.

 Investing Activities. Cash used in investing activities decreased $47.9 million due to decreased development activity and mortgage loan originations partially offset by increased real estate acquisitions, mezzanine loan originations and capital improvement projects in 2017.

Financing Activities. Cash provided by financing activities decreased due to fewer shares of common stock sold under our equity distribution agreement in 2017, partially offset by increased borrowings, increased distributions paid to stockholders and increased contributions from non-controlling interests in 2017.

Debt Obligations

Bank Borrowings. We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600.0 million. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one-year extension option at our discretion, subject to customary conditions. Based on our leverage at December 31, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and an unused commitment fee of 35 basis points. At December 31, 2017, we were in compliance with all covenants.

Senior Unsecured Notes. During 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337.5 million.

The following table summarizes information regarding debt obligations by component as of December 31, 2017 (dollar amounts in thousands):

	Applicable		Available
	Interest	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing
Bank borrowings (2)	2.90%	$96,500	$503,500
Senior unsecured notes, net of debt issue costs (3)	4.50%	571,002	63,667
Total	4.27%	$667,502	$567,167

(1)	Represents weighted average of interest rate as of December 31, 2017.

(2)	Subsequent to December 31, 2017, we borrowed $24,000 under our unsecured revolving line of credit, accordingly we have $120,500 outstanding and $479,500 available for borrowing.

(3)	Subsequent to December 31, 2017, we paid $4,167 in regular scheduled principal payments, accordingly we have $566,835 outstanding and $67,833 available under our senior unsecured notes.

Equity

At December 31, 2017, we had 39,570,272 shares of common stock outstanding, equity on our balance sheet totaled $758.6 million and our equity securities had a market value of $1.7 billion. During the year ended December 31, 2017, we declared and paid $90.2 million of cash dividends.

Common Stock.  We have entered into an equity distribution agreement with sales agents to issue and sell, from time to time, up to $200.0 million in aggregate offering price of our common shares. The equity distribution agreement provides for sales of common shares to be made by means of ordinary brokers’ transactions, which may include block trades, or transactions that are deemed to be “at the market” offerings. During the year ended December 31, 2017, we sold 312,881 shares of common stock for $14.6 million in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we paid $0.3 million as compensation to our sales agents. The proceeds were used to pay down our unsecured revolving line of credit. At December 31, 2017, we had $185.2 million available under our equity distribution agreement. During 2017, we acquired 42,089 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2017, we acquired 28,256 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2017, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2018, payable on January 31, February 28 and March 30, 2018, respectively, to stockholders of record on January 23, February 20 and March 22, 2018, respectively.

Non-controlling Interests. During 2017, we entered into a partnership and acquired an 87-unit ALF/MC community for $10.0 million. Additionally, we entered into a partnership for the acquisition of land and development of a 110-unit ALF/MC/ILF community in Wisconsin. The commitment totals approximately $22.5 million, including the land purchase. We exercise control and hold a 90% economic interest in both partnerships. Accordingly, we consolidate the partnerships and carry the non-controlling interests at cost.

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

Restricted Stock and Performance-based Stock Units.  During 2017, we granted 143,057 shares of restricted common stock under the 2015 Plan as follows:

No. of	Price per
Shares/Units	Share	Vesting Period
74,760	$45.76	ratably over 3 years
57,881	$45.76	TSR targets (1)
7,416	$48.55	June 1, 2018
3,000	$50.50	ratably over 3 years
143,057

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

Subsequent to December 31, 2017, we granted 147,990 shares of restricted common stock at $38.18 per share. Out of these shares, 81,819 vest ratably from the grant date over a three-year period and 66,171 vest based on achieving certain TSR targets in 4 years with acceleration opportunity in 3 years.

At December 31, 2017, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2018	75,149		$3,947,000
2019	92,218	(1)	2,149,000
2020	76,814	(2)	259,000
	244,181		$6,355,000

(1)

Includes 54,107 performance-based stock units. The performance based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 57,881 performance-based stock units. See (1) above for valuation methodology.

Stock Options.  We did not issue any stock options during the year ended December 31, 2017. During 2017, a total of 8,334 stock options were exercised at a total option value of $203,000 and a total market value on the date of exercise of $411,000.  At December 31, 2017, we have 25,000 stock options outstanding and exercisable.

Contractual Obligations

We monitor our contractual obligations and commitments detailed above to ensure funds are available to meet obligations when due. The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2017, excluding the effects of interest and debt issue costs (in thousands):

	Total		2018		2019	2020	2021	2022	Thereafter
Bank borrowings	$96,500	(1)	$96,500	(2)	$—	$—	$—	$—	$—
Senior unsecured notes	572,133	(3)	38,167		33,666	40,160	47,160	48,160	364,820
	$668,633		$134,667		$33,666	$40,160	$47,160	$48,160	$364,820

(1)

Subsequent to December 31, 2017, we borrowed $24,000 under our unsecured revolving line of credit. Accordingly, we have $120,500 outstanding and $479,500 available under our unsecured revolving line of credit.

(2)	Our unsecured revolving line of credit matures in October 14, 2018 and provides for a one-year extension option at our direction.

(3)	Subsequent to December 31, 2017, we paid $4,167 in regular scheduled principal payments, accordingly we have $566,835 outstanding and $67,833 available under our senior unsecured notes.

The following table represents our projected interest expense, excluding capitalized interest, amortization of debt issue costs, bank fees and earn-out accretion, as of December 31, 2017 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Bank borrowings	$3,622	$3,622	$—	$—	$—	$—	$—
Senior unsecured notes	169,624	24,979	23,377	21,808	19,715	17,431	62,314
	$173,246	$28,601	$23,377	$21,808	$19,715	$17,431	$62,314

Off‑Balance Sheet Arrangements:

We had no off‑balance sheet arrangements as of December 31, 2017.

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

We do not utilize interest rate swaps, forward or option contracts, or foreign currencies or commodities, or other types of derivative financial instruments nor do we engage in “off‑balance sheet” transactions. The purpose of the following disclosure is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2017.

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

At December 31, 2017, the fair value of our mortgage loans receivable using an 8.7% discount rate was approximately $278.2 million. A 1% increase in such rate would decrease the estimated fair value of our mortgage loans by approximately $24.5 million while a 1% decrease in such rate would increase their estimated fair value by approximately $28.9 million. At December 31, 2017, the fair value of our senior unsecured notes using a 4.10% discount rate for those maturing before year 2026 and 4.30% discount rate for those maturing at or beyond year 2026 was approximately $577.1 million. A 1% increase in such rate would decrease the estimated fair value of our senior unsecured notes by approximately $31.0 million while a 1% decrease in such rate would increase their estimated fair value by approximately $33.6 million. These discount rates were measured based upon management’s estimates of rates currently prevailing for comparable loans available to us and instruments of comparable maturities.

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

and Financial Statements Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTC Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LTC Properties, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992

Los Angeles, California

March 1, 2018

LTC PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Investments:
Land	$124,041	$116,096
Buildings and improvements	1,262,335	1,185,467
Accumulated depreciation and amortization	(304,117)	(275,861)
Operating real estate property, net	1,082,259	1,025,702
Properties held-for-sale, net of accumulated depreciation: 2017—$1,916; 2016—$0	3,830	—
Real property investments, net	1,086,089	1,025,702

Mortgage loans receivable, net of loan loss reserve: 2017—$2,255; 2016—$2,315	223,907	229,801
Real estate investments, net	1,309,996	1,255,503
Notes receivable, net of loan loss reserve: 2017—$166; 2016—$166	16,402	16,427
Investments in unconsolidated joint ventures	29,898	25,221
Investments, net	1,356,296	1,297,151

Other assets:
Cash and cash equivalents	5,213	7,991
Debt issue costs related to bank borrowings	810	1,847
Interest receivable	15,050	9,683
Straight-line rent receivable, net of allowance for doubtful accounts: 2017—$814; 2016—$960	64,490	55,276
Prepaid expenses and other assets	23,711	22,948
Total assets	$1,465,570	$1,394,896
LIABILITIES
Bank borrowings	$96,500	$107,100
Senior unsecured notes, net of debt issue costs: 2017—$1,131; 2016—$1,009	571,002	502,291
Accrued interest	5,276	4,675
Accrued incentives and earn-outs	8,916	12,229
Accrued expenses and other liabilities	25,228	28,553
Total liabilities	706,922	654,848
EQUITY
Stockholders’ equity:
Common stock: $0.01 par value; 60,000 shares authorized; shares issued and outstanding: 2017—39,570; 2016—39,221	396	392
Capital in excess of par value	856,992	839,005
Cumulative net income	1,100,783	1,013,443
Cumulative distributions	(1,203,011)	(1,112,792)
Total LTC Properties, Inc. stockholders’ equity	755,160	740,048
Non-controlling interests	3,488	—
Total equity	758,648	740,048
Total liabilities and equity	$1,465,570	$1,394,896

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$137,657	$133,527	$113,080
Interest income from mortgage loans	26,769	27,321	22,119
Interest and other income	3,639	735	1,004
Total revenues	168,065	161,583	136,203
Expenses:
Interest expense	29,949	26,442	17,497
Depreciation and amortization	37,610	35,932	29,431
Impairment charges	1,880	766	2,250
(Recovery) provision for doubtful accounts	(206)	457	619
Transaction costs	56	179	744
General and administrative expenses	17,513	17,412	14,986
Total expenses	86,802	81,188	65,527
Operating income	81,263	80,395	70,676
Income from unconsolidated joint ventures	2,263	1,138	1,819
Gain on sale of real estate, net	3,814	3,582	586
Net income	87,340	85,115	73,081
Income allocated to participating securities	(362)	(385)	(484)
Income allocated to preferred stockholders	—	—	(2,454)
Net income available to common stockholders	$86,978	$84,730	$70,143

Earnings per common share:
Basic	$2.21	$2.21	$1.97
Diluted	$2.20	$2.21	$1.94

Weighted average shares used to calculate earnings per common share:
Basic	39,409	38,388	35,590
Diluted	39,637	38,597	37,329

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$87,340	$85,115	$73,081
Reclassification adjustment (Note 9)	—	(47)	(35)
Comprehensive income	$87,340	$85,068	$73,046

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

	Shares				Capital in	Cumulative			Total	Non-
	Preferred	Common	Preferred	Common	Excess of	Net	Accumulated	Cumulative	Stockholders’	controlling	Total
	Stock	Stock	Stock	Stock	Par Value	Income	OCI	Distributions	Equity	Interests	Equity
Balance—December 31, 2014	2,000	35,480	$38,500	$355	$717,396	$855,247	$82	$(951,459)	$660,121	$—	$660,121
Reclassification adjustment	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Issuance of restricted stock	—	92	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	73,081	—	—	73,081	—	73,081
Vesting of restricted stock	—	—	—	—	3,992	—	—	—	3,992	—	3,992
Vesting of stock options	—	—	—	—	14	—	—	—	14	—	14
Stock option exercises	—	3	—	—	79	—	—	—	79	—	79
Conversion of Series C Preferred Stock	(2,000)	2,000	(38,500)	20	38,480	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Common stock cash distributions ($2.07 per share)	—	—	—	—	—	—	—	(74,311)	(74,311)	—	(74,311)
Other	—	(27)	—	(1)	(1,284)	—	—	—	(1,285)	—	(1,285)
Balance—December 31, 2015	—	37,548	—	375	758,676	928,328	47	(1,028,224)	659,202	—	659,202
Reclassification adjustment	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Issuance of common stock	—	1,643	—	16	78,120	—	—	—	78,136	—	78,136
Issuance of restricted stock	—	73	—	1	(42)	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	85,115	—	—	85,115	—	85,115
Vesting of restricted stock	—	—	—	—	4,265	—	—	—	4,265	—	4,265
Vesting of stock options	—	—	—	—	15	—	—	—	15	—	15
Stock option exercises	—	7	—	—	159	—	—	—	159	—	159
Common stock cash distributions ($2.19 per share)	—	—	—	—	—	—	—	(84,568)	(84,568)	—	(84,568)
Other	—	(50)	—	—	(2,188)	—	—	—	(2,188)	—	(2,188)
Balance—December 31, 2016	—	39,221	—	392	839,005	1,013,443	—	(1,112,792)	740,048	—	740,048
Issuance of common stock	—	313	—	3	14,526	—	—	—	14,529	—	14,529
Issuance of restricted stock	—	85	—	1	(21)	—	—	—	(20)	—	(20)
Net income	—	—	—	—	—	87,340	—	—	87,340	—	87,340
Vesting of restricted stock	—	—	—	—	5,247	—	—	—	5,247	—	5,247
Vesting of stock options	—	—	—	—	2	—	—	—	2	—	2
Stock option exercises	—	8	—	—	202	—	—	—	202	—	202
Non-controlling interests contribution	—	—	—	—	—	—	—	—	—	3,488	3,488
Common stock cash distributions ($2.28 per share)	—	—	—	—	—	—	—	(90,219)	(90,219)	—	(90,219)
Other	—	(57)	—	—	(1,969)	—	—	—	(1,969)	—	(1,969)
Balance—December 31, 2017	—	39,570	$—	$396	$856,992	$1,100,783	$—	$(1,203,011)	$755,160	$3,488	$758,648

See accompanying notes.

LTC PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$87,340	$85,115	$73,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,610	35,932	29,431
Stock-based compensation expense	5,249	4,280	4,006
Impairment charges	1,880	766	2,250
Gain on sale of real estate, net	(3,814)	(3,582)	(586)
Income from unconsolidated joint ventures	(2,263)	(1,138)	(1,819)
Income distributions from unconsolidated joint ventures	1,738	1,695	552
Straight-line rental income	(10,694)	(13,477)	(10,136)
Amortization of lease incentives	2,209	1,945	1,680
Provision for doubtful accounts	(206)	457	619
Non-cash interest related to contingent liabilities	602	684	409
Effect of earn-out and related lease inducement write-off	(842)	—	—
Other non-cash items, net	1,282	1,216	985
Increase in interest receivable	(5,367)	(5,147)	(3,939)
Increase in accrued interest payable	601	701	418
Net change in other assets and liabilities	(10,020)	(3,739)	5,390
Net cash provided by operating activities	105,305	105,708	102,341
INVESTING ACTIVITIES:
Investment in real estate properties	(82,405)	(74,923)	(206,340)
Investment in real estate developments	(22,901)	(42,342)	(25,929)
Investment in real estate capital improvements	(2,899)	(6,792)	(7,534)
Capitalized interest	(908)	(1,408)	(827)
Proceeds from sale of real estate, net	15,413	17,369	1,537
Investment in real estate mortgage loans receivable	(11,913)	(20,685)	(67,134)
Principal payments received on mortgage loans receivable	17,863	8,278	4,808
Investments in unconsolidated joint ventures	(3,848)	(1,770)	(23,042)
Payment of working capital reserve	(439)	(2,756)	(805)
Advances and originations under notes receivable	—	(14,969)	(1,554)
Principal payments received on notes receivable	25	100	—
Net cash used in investing activities	(92,012)	(139,898)	(326,820)
FINANCING ACTIVITIES:
Bank borrowings	113,000	123,600	291,000
Repayment of bank borrowings	(123,600)	(137,000)	(170,500)
Proceeds from issuance of senior unsecured notes	100,000	77,500	200,000
Principal payments on senior unsecured notes	(31,167)	(26,667)	(29,167)
Proceeds from common stock issued	14,578	78,592	—
Stock option exercises	202	159	79
Distributions paid to stockholders	(90,219)	(84,568)	(76,765)
Contribution from non-controlling interests	3,488	—	—
Financing costs paid	(363)	(147)	(1,178)
Other	(1,990)	(2,230)	(1,285)
Net cash (used in) provided by financing activities	(16,071)	29,239	212,184
Decrease in cash and cash equivalents	(2,778)	(4,951)	(12,295)
Cash and cash equivalents, beginning of period	7,991	12,942	25,237
Cash and cash equivalents, end of period	$5,213	$7,991	$12,942

Supplemental disclosure of cash flow information:
Interest paid	$28,070	$24,490	$16,078
Non-cash investing and financing transactions:
See Note 4: Supplemental Cash Flow Information for further discussion.

See accompanying notes.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

LTC Properties, Inc. (or LTC), a Maryland corporation, commenced operations on August 25, 1992. LTC is a real estate investment trust (or REIT) that invests primarily in seniors housing and health care properties through sale-leaseback transactions, mortgage financing and structured finance solutions including mezzanine lending. We conduct and manage our business as one operating segment, rather than multiple operating segments, for internal reporting and internal decision making purposes. Our primary objectives are to create, sustain and enhance stockholder equity value and provide current income for distribution to stockholders through real estate investments in seniors housing and health care properties managed by experienced operators. Our primary seniors housing and health care property classifications include skilled nursing centers (or SNF), assisted living communities (or ALF), independent living communities (or ILF), memory care communities (or MC) and combinations thereof.

2. Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of LTC, our wholly‑owned subsidiaries, and our consolidated companies. All intercompany investments, accounts and transactions have been eliminated.

Consolidation of entities is based on determination of the primary beneficiary. In order to be considered the primary beneficiary, the member should be able to exercise power over and receive benefits from the entity. Power over the company is based on the provisions of operating agreement that provides us with a controlling financial interest in the entity.  Under the terms of the operating agreement, we, as the general member, are responsible for the management of the company’s assets, business and affairs. Our rights and duties in management of the company includes making all operating decisions, setting the capital budget, executing all contracts, making all employment decisions, and handling the purchase and disposition of assets, among others. We, as the general member, are responsible for the ongoing, major, and central operations of the company and make all management decisions.  In addition, we, as the general member, assume the risk for all operating losses, capital losses, and are entitled to substantially all capital gains (appreciation) and accordingly, receive substantial benefits from the company.

The Financial Accounting Standards Board (or FASB) created a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members exercise power over a limited liability company and therefore should consolidate the entity.  The guidance states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as described in the guidance.  The limited members have virtually no rights and are precluded from taking part in the operation, management or control of the company.  The limited members are also precluded from transferring their interests without the expressed permission of the general member.  However, we could transfer our interest without consultation or permission of the limited members.  We consolidated the companies in accordance with the guidance.

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

Any reference to the number of properties or facilities, number of units, number of beds, number of operators, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation, including changes in presentation of Transaction costs to incorporate costs related to terminated transactions which was reclassified from General and administrative expenses. These adjustments are normal and recurring in nature.

Going Concern.  In August 2014, the FASB issued Accounting Standards Update (or ASU) 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update define management’s responsibility under U.S. generally accepted accounting principles (or GAAP) to evaluate when and how substantial doubt about the organization’s ability to continue as a going concern should be disclosed in the financial statement footnotes. This ASU expands disclosure requirements about principal conditions or events that raise substantial doubt. It also requires disclosing management’s evaluation of the significance of those conditions or events in relationship to the organization’s ability to meet its obligations, and management’s plans that are intended to either alleviate substantial doubt or to mitigate conditions or events that raise substantial doubt. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of this ASU did not have a material impact on our financial statements or disclosures.

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

Owned Properties.  We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. In determining fair value, we use current appraisals or other third-party opinions of value. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in‑place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in‑place leases, we make best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease‑up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in‑place leases. We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

In January 2017, the FASB issued ASU No. 2017-01(or ASU 2017-01), Business Combinations (Topic 805): Clarifying Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. We early adopted ASU 2017-01 in 2017. Historically, our acquisitions qualified as either a business combination or asset acquisition. The adoption of this ASU did not have a material impact on our results of operations or financial condition as most of our acquisitions of investment properties will continue to qualify as asset acquisitions.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2017, the FASB issued ASU No. 2017-05 (or ASU 2017-05), Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 defines an in-substance nonfinancial asset and clarifies guidance related to partial sales of nonfinancial assets. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the consolidated financial statements and related notes.

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

Depreciation is computed principally by the straight‑line method for financial reporting purposes over the estimated useful lives of the assets, which range from 3 to 5 years for computers, 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

Consolidation.  At inception, and on an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly-owned by us for consolidation, first under the variable interest entity (or VIE), then under the voting model. Our evaluation considers all of our variable interests, including common or preferred equity ownership, loans, and other participating instruments. The variable interest model applies to entities that meet both of the following criteria:

•	A legal structure been established to conduct business activities and to hold assets.
•	LTC has a variable interest in the entity - i.e. it has equity ownership or other financial interests that change with changes in the fair value of the entity's net assets.

If an entity does meet the above criteria and doesn’t qualify for a scope exception from the VIE model, we will determine whether the entity is a VIE.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidation under the variable interest model.

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits - that is (i) we have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

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

Mezzanine Loans. In 2015 we strategically decided to allocate a portion of our capital deployment toward mezzanine loans to grow relationships with operating companies that have not typically utilized sale leaseback financing as a component of their capital structure. Mezzanine financing sits between senior debt and common equity in the capital structure, and typically is used to finance development projects or value-add opportunities on existing operational properties. We seek market-based, risk-adjusted rates of return typically between 12-18% with the loan term typically between four to eight years. Security for mezzanine loans can include all or a portion of the following credit enhancements; secured second mortgage, pledge of equity interests and personal/corporate guarantees. Mezzanine loans are recorded for GAAP purposes as either a loan, under notes receivable, or joint venture, under investment in unconsolidated joint ventures, depending upon specifics of the loan terms and related credit enhancements.

Investment in unconsolidated joint ventures. From time to time, we provide funding to third-party operators for the acquisition, development and construction (or ADC) of a property. Under an ADC arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. These ADC arrangements can have characteristics similar to a loan or similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. If the ADC arrangement characteristics are more similar to a jointly-owned investment or partnership, we account for the ADC arrangement as an investment in an unconsolidated joint venture under the equity method of accounting or a direct investment (consolidated basis of accounting) instead of applying loan accounting.

We evaluate our ADC arrangements first pursuant to ASC 805, Consolidation, to determine whether the ADC

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangement meets the definition of a VIE, as explained above, and whether we are the primary beneficiary. If the ADC arrangement is deemed to be a VIE but we are not the primary beneficiary, or if it is deemed to be a voting interest entity but we do not have a controlling financial interest, we account for our investment in the ADC arrangement using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Allocations of net income or loss may be subject to preferred returns or allocation formulas defined in operating agreements and may not be according to percentage ownership interests. In certain circumstances where we have a substantive profit-sharing arrangement which provides a priority return on our investment, a portion of our equity in earnings may consist of a change in our claim on the net assets of the underlying joint venture. Distributions of operating profit from the joint ventures are reported as part of operating cash flows, while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.

We periodically perform evaluation of our investment in unconsolidated joint ventures to determine whether the fair value of each investment is less than the carrying value, and, if such decrease in value is deemed to be other-than-temporary, write the investment down to its estimated fair value as of the measurement date.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts. The allowance for doubtful accounts depends on the expected collectability of our receivables which is based on considerations including the certainty of payment, payment history and other relevant factors. The allowance for doubtful accounts is maintained at a level believed adequate to absorb potential losses in our receivables. In determining the allowance, we perform a quarterly evaluation of all receivables. If this evaluation indicates that there is a greater risk of receivable charge‑offs, additional allowances are recorded in current period earnings or placement on non-accrual status may be required.

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

Accrued incentives and earn-outs. As part of our acquisitions and/or amendments, we may commit to provide contingent payments to our sellers or lessees, upon the properties achieving certain rent coverage ratios. Typically, when the contingent payments are funded, cash rent will increase by the amount funded multiplied by a rate stipulated in the agreement. If it is deemed probable at acquisition, the contingent payment is recorded as a liability at the estimate fair value calculated using a discounted cash flow analysis and accreted to the settlement amount of the estimated payment date. If the contingent payment is an earn-out provided to the seller, the estimated fair value is capitalized to the

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property’s basis. If the contingent payment is provided to the lessee, the estimated fair value is recorded as a lease incentive included in the prepaid and other assets line item in our consolidated balance sheet and is amortized as a yield adjustment over the life of the lease. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The fair value of these contingent liabilities are evaluated on a quarterly basis based on changes in estimates of future operating results and changes in market discount rates.

Impairments.  Assets that are classified as held-for-use are periodically evaluated for impairment when events or changes in circumstances indicate that the asset may be impaired or the carrying amount of the asset may not be recoverable through future undiscounted cash flows. Management assesses the impairment of properties and impairment losses are calculated as the excess of the carrying amount over the estimated fair value of assets as of the measurement date. In determining fair value, we use current appraisals or other third-party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

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

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In doing so, companies may need to use more judgement and make more estimates than under today’s guidance. While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate. Additionally, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The new standard and its amendments are effective on January 1, 2018, and permit reporting entities to apply the standard using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach. We have assessed our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have evaluated the provisions of ASU 2014-09 and its related updates and closely monitored developments and additional guidance to determine the potential impact of the new standard. Accordingly, we have concluded that this standard will not have a material impact on our results of operations or financial condition, as a substantial portion of our revenues consists of rental income from leasing arrangements and interest income from loan arrangements, both of which are specifically excluded from ASU 2014-09. We have adopted this standard using the modified retrospective adoption method on January 1, 2018.

Leases In February 2016, the FASB issued ASU No. 2016-02 (or ASU 2016-02), Leases (Topic 842). The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 modifies existing guidance by requiring lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance of operating leases. Consistent with present standards, we will continue to account for lease revenue on a straight-line basis for most leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after beginning of the earliest comparative period in the financial statements. In conjunction with evaluating the impact of the new revenue recognition standard, we have begun our process for implementing this guidance, including identifying any non-lease components in our lease arrangements. We will continue to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

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

Properties held-for-sale.  Properties classified as held‑for‑sale on the consolidated balance sheet include only those properties available for immediate sale in their present condition and for which management believes that it is probable that a sale of the property will be completed within one year. Properties held‑for‑sale are carried at the lower of cost or fair value less estimated selling costs. No depreciation expense is recognized on properties held‑for‑sale once they have been classified as such. Under ASU No. 2014-08 (or ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. We have not reclassified results of operations for properties disposed as discontinued operations as these disposals do not represent strategic shifts in our operations. Subsequent to December 31, 2017, we entered into a contract to sell a portfolio of six senior living communities in Ohio and Pennsylvania. These properties are leased under a master lease that expires on April 30, 2018. The anticipated closing date of the sale, subject to customary conditions precedent to closing, is May 1, 2018. As a result, these properties were classified as held-for-sale during the first quarter of 2018.

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

In March 2016, FASB issued ASU No. 2016-09 (or ASU 2016-09), Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

Cash Flow Presentation.  In August 2016, FASB issued ASU No. 2016-15 (or ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). ASU 2016-15 provides guidance that reduces the diversity in practice of the classification of certain cash receipts and cash payments within the statement of cash flows. This guidance is effective for fiscal periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our financial statements.

Segment Disclosures.  The FASB accounting guidance regarding disclosures about segments of an enterprise and related information establishes standards for the manner in which public business enterprises report information about operating segments. Our investment decisions in seniors housing and health care properties, including mortgage loans, property lease transactions and other investments, are made and resulting investments are managed as a single operating segment for internal reporting and for internal decision‑making purposes. Therefore, we have concluded that we operate as a single segment.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Major Operators

We have four operators from each of which we derive approximately 10% or more of our combined rental revenue and interest income from mortgage loans. The following table sets forth information regarding our major operators as of December 31, 2017:

	Number of		Number of		Percentage of
			SNF	ALF	Total	Total
Operator	SNF	ALF	Beds	Units	Revenue (1)	Assets
Prestige Healthcare	22	—	2,798	93	16.9%	15.8%
Senior Lifestyle Corporation	—	23	—	1,457	11.6%	11.1%
Brookdale Senior Living	—	37	—	1,702	9.8%	5.0%
Senior Care Centers	11	—	1,444	—	9.6%	7.6%
Totals	33	60	4,242	3,252	47.9%	39.5%

(1)	Includes rental income and interest income from mortgage loans and excludes income from properties sold and mortgage loans paid off during 2017.

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

4. Supplemental Cash Flow Information

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Non-cash investing and financing transactions:
Mortgage loan receivable applied against purchase price to acquire real estate (Note 5)	$—	$—	$10,600
Land conveyance applied to a mortgage and construction loan receivable (Note 5)	—	—	670
Contingent liabilities related to real estate investments ( Note 5)	—	1,847	1,847
Contingent liabilities related to lease incentives (Note 10)	—	—	8,013
Reclassification of pre-development loans ( Note 7)	—	237	1,035
Restricted stock issued, net of cancellations (Note 9)	1	1	1
Preferred stock conversion (Note 9)	—	—	38,500

5. Real Estate Investments

Owned Properties. As of December 31, 2017, we owned 181 health care real estate properties located in 28 states and consisting of 105 ALFs, 75 SNFs and 1 behavioral health care hospital. These properties are operated by 29 operators. Please see Item 1. Business. Portfolio for a table that summarizes our owned properties as of December 31, 2017.

Assisted living communities, independent living communities, memory care communities and combinations thereof are included in the assisted living property classification (or collectively ALF). Historically, we had a property classification identified as Range of care communities (or ROC) which consisted of properties providing skilled nursing and any combinations of assisted living, independent living and/or memory care services. Since we only have six ROC remaining and given that these properties derive materially all of their revenue from skilled nursing services, we elected to reclassify them into SNF property classification for all periods reported.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Any reference to the number of properties, number of units, number of beds, and yield on investments in real estate are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Depreciation expense on buildings and improvements, including properties classified as held‑for‑sale, was $37,492,000, $35,809,000, and $29,329,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum base rents receivable under the remaining non‑cancelable terms of operating leases excluding the effects of straight‑line rent, amortization of lease inducement and renewal options are as follows (in thousands):

Annual Cash
Rent (1)
2018	$129,873
2019	129,641
2020	131,948
2021	117,646
2022	104,016
Thereafter	674,779

(1)	Represents contractual annual cash rent, except for one master lease which is based on an agreed upon cash rent. See below for more information.

During the second quarter of 2017, we issued a notice of default on a master lease with Anthem Memory Care covering one property under development and ten additional operational memory care communities resulting from that lessee’s partial payment of minimum rent. In conjunction with our negotiations to transition two of the operational properties to another operator in our portfolio, during second quarter of 2017, we wrote off $1,880,000 of straight-line rent and other receivables related to these two properties during the second quarter of 2017. Subsequently, we agreed to leave these two properties in this portfolio. During the fourth quarter of 2017, we entered into a forbearance agreement with our Anthem Memory Care whereby we have agreed not to pursue enforcement of our rights and remedies pertaining to known events of default under the master lease and our guarantees through December 31, 2017, with the stipulation that Anthem Memory Care pay $400,000 per month toward their obligations of the master lease through December 31, 2017. We are currently negotiating the terms and length of a further forbearance agreement.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions. The following table summarizes our acquisitions for the twelve months ended December 31, 2017 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs(1)	Costs	Properties	Beds/Units
Assisted Living(2)	$81,018	$569	$81,587	5	400
Land(3)	800	18	818	—	—
Totals	$81,818	$587	$82,405	5	400

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of our construction in progress. We expense the cost related to terminated transactions, and transaction costs related to the prior year due to timing.

(2)

We acquired a 107-unit ALF and a 73-unit MC for an aggregate purchase price of $38,813, a 60-unit MC for $15,650 and a 73-unit ALF/MC community for $16,555. Furthermore, we entered into a partnership agreement and acquired an 87-unit ALF/MC community for $10,000. See Note 9. Equity for further discussion related to our partnerships and non-controlling interest.

(3)

We entered into a partnership agreement for the acquisition of land and development of a 110-unit ILF/ALF/MC community in Wisconsin. The commitment totals approximately $22,471, including the land purchase. See Note 9. Equity for further discussion related to our partnerships and non-controlling interest.

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

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of our construction in progress. We expense the cost related to terminated transactions, and transaction costs related to the prior year due to timing.

(2)	We acquired a newly constructed 126-bed SNF in Texas.

(3)

We acquired a newly constructed MC in Kentucky for $14,250 which includes a $2,000 holdback, a newly constructed ALF and MC in Georgia for $14,300 and two MCs in Kansas for an aggregate purchase price of $25,000.

(4)

We acquired a parcel of land and improvement and entered into a development commitment of up to $24,325, including the land and bed rights purchase, for the development of a 143-bed SNF in Kentucky. Also, we purchased a parcel of land in Illinois and entered into a development commitment to construct a MC. The commitment totals approximately $14,500, including the land purchase.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our acquisitions for the twelve months ended December 31, 2015 (dollar amounts in thousands):

			Total	Number	Number
	Purchase	Transaction	Acquisition	of	of
Type of Property	Price	Costs (1)	Costs	Properties	Beds/Units
Skilled Nursing(2)	$36,946	$87	$37,033	3	360
Assisted Living(3)	156,097	590	156,687	11	951
Other (4)	9,250	42	9,292	1	118
Land(5)	16,333	352	16,685	—	—
Totals	$218,626	$1,071	$219,697	15	1,429

(1)

Represents cost associated with our acquisitions; however, depending on the accounting treatment of our acquisitions, transaction costs may be capitalized to the properties’ basis and, for our land purchases with forward development commitments, transaction costs are capitalized as part of our construction in progress. We expense the cost related to terminated transactions, and transaction costs related to the prior year due to timing.

(2)

We purchased a property in Wisconsin by exercising our purchase option under a $10,600 mortgage and construction loan and equipped the property for $3,346. Also, we acquired two SNFs in Texas totaling 254 beds for an aggregate purchase price of $23,000.

(3)

Includes acquisition of a newly constructed 60-unit MC community for $14,250 including a $2,000 working capital reserve which was recorded similarly to an earn-out and valued at $1,847 using a discounted cash flow analysis. As a result, our basis in the property was recorded at $14,132 which includes capitalized transaction costs. Also includes acquisition of a portfolio comprised of 10 ILFs, ALFs and MCs for $142,000.

(4)	We purchased a behavioral health care hospital in Nevada comprised of 116 medical hospital beds and 2 skilled nursing beds for $9,300.

(5)

We acquired five parcels of land and entered into development commitments up to an aggregate total of $70,298, including the land purchases, for the development of three MC communities totaling 198 units, a 108-unit IL community and an 89-unit ALF and MC community. We also purchased a parcel of land we previously leased pursuant to a ground lease. Additionally, we acquired land and existing improvements on a 56-unit MC community and entered a development commitment up to a total of $13,524, including the land purchase, to complete the development of the MC community.

Developments and Improvements. The following table summarizes our investment in development and improvement projects for the years 2017, 2016 and 2015 (in thousands):

	Developments			Improvements
	2017	2016	2015	2017	2016	2015
Assisted Living Communities	$17,667	$41,859	$24,099	$1,152	$3,034	$3,950
Skilled Nursing Centers	5,234	483	1,830	1,356	3,758	3,584
Other	—	—	—	391	-	-
Totals	$22,901	$42,342	$25,929	$2,899	$6,792	$7,534

Completed Projects. The following table summarizes our completed projects during the year ended December 31, 2017 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2017 Funding	Total Funding
Development	1	MC	66	Illinois	$7,753	$13,498

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our completed projects during the year ended December 31, 2016 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2016 Funding	Total Funding
Development	1	MC	66	Illinois	$2,980	$12,248
Development	1	MC	56	Texas	1,110	11,776
Development	1	MC	66	Illinois	7,331	11,962
Development	1	MC	66	California	7,716	12,400
Development	1	ALF/MC	89	South Carolina	9,170	15,080
Development	1	ILF	108	Kansas	11,235	13,423
Improvement	1	SNF	160	Arizona	3,432	4,672
	7		611		$42,974	$81,561

The following table summarizes our completed projects during the year ended December 31, 2015 (dollar amounts in thousands):

	Number		Number
	of	Type of	of
Type of Project	Properties	Property	Beds/Units	State	2015 Funding	Total Funding
Development	1	MC	60	Colorado	$1,522	$10,703
Improvement	1	SNF	121	California	1,481	1,481
Improvement	1	SNF	196	Texas	522	522
Improvement	2	SNF	141	Tennessee	39	2,200
	5		518		$3,564	$14,906

Property Sales. During 2017, we sold five assisted living communities with a carrying value of $10,107,000 for an aggregate price of $15,650,000. These properties were located in Indiana, Oregon and Iowa with a total of 211 units. As a result of these transactions, we recognized a net gain on sale of $4,985,000. Furthermore, we donated an 85-unit SNF located in Texas with a carrying value of $1,170,000 to a nonprofit health care provider.

During 2016, we sold two assisted living communities located in Florida and two skilled nursing centers in Texas with an aggregate carrying value of $9,791,000 for an aggregate price of $13,600,000. As a result of these sales, we recognized a net gain on sale of $3,775,000. Also, we sold a school in New Jersey for $3,850,000 with a carrying value of $3,997,000 and recorded a loss on sale of $193,000.

During 2015, we sold a 112-bed skilled nursing center located in Texas with a carrying value of $965,000 for $1,600,000, resulting in net sales proceed of $1,537,000 and a net gain on sale of $586,000.

Mortgage Loans.  At December 31, 2017, the mortgage loans had interest rates ranging from 9.4% to 11.2% and maturities ranging from 2019 to 2045. In addition, some loans contain certain guarantees, provide for certain facility fees and generally have 20‑year to 30‑year amortization schedules. The majority of the mortgage loans provide for annual increases in the interest rate based upon a specified increase of 10 to 25 basis points. Please see Item 1. Business. Portfolio for a table that summarizes our loaned properties as of December 31, 2017.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our mortgage loan activity for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Originations and funding under mortgage loans receivable	$11,913	$20,685	$67,134
Pay-offs received	(16,665)	(6,036)	(2,487)
Scheduled principal payments received	(1,202)	(2,242)	(2,321)
Net (decrease) increase in mortgage loans receivable	$(5,954)	$12,407	$62,326

At December 31, 2017 and 2016 the carrying values of the mortgage loans were $223,907,000 and $229,801,000, respectively. Scheduled principal payments on mortgage loan receivables are as follows (in thousands):

Scheduled
Principal
2018	$1,077
2019	2,124
2020	8,815
2021	1,065
2022	1,065
Thereafter	212,016
Total	$226,162

The following table summarizes our early mortgage loan payoffs during the years 2017, 2016 and 2015 (dollar amounts in thousands):

	Early	Number
	Principal	of
	Payoff	Loans	State
2017	$10,795	4	AZ/MI/TX
2016	$6,036	9	MI/TX/WA
2015	$2,487	2	CA/TX

6. Investment in Unconsolidated Joint Ventures

Our investment in unconsolidated joint ventures consists of a preferred equity investment and two mezzanine loans which are accounted for as unconsolidated joint ventures in accordance with GAAP.

Preferred Equity Investment: We provided a total preferred capital contribution commitment of $25,650,000 to an entity (or the JV) that owns four properties in Arizona that provide independent, assisted living and memory care services. The JV is intended to be self-financing and other than our preferred capital contributions, we are not required to provide any direct support and we are not entitled to share in the JV’s earnings or losses. As a result, we believe our maximum exposure to loss related to our investment in the JV would be limited to our preferred capital contributions plus any unpaid accrued preferred return. We have concluded that the JV meets the accounting criteria to be considered a VIE. However, because we do not control the entity, nor do we have any role in the day-to-day management, we are not the primary beneficiary of the JV. Therefore, we account for the JV investment using the equity method.

As the preferred member of the JV, we are entitled to receive a 15% preferred return, a portion of which is paid in cash and a portion of which is deferred. The unpaid preferred return will be accrued to the extent of the common

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

member’s capital account balance in the underlying JV. Since the common member’s capital account balance is $0, we did not record the deferred portion of the preferred return during the years ended December 31, 2017, and 2016. We recorded $1,000,000 of deferred portion of the preferred return during 2015. Any unpaid accrued preferred return, whether recorded or unrecorded by us, will be paid upon redemption.

During the years ended December 31, 2017, 2016 and 2015, we funded $1,101,000, $1,770,000 and $23,042,000, respectively, of preferred capital contribution to the JV. During the twelve months ended December 31, 2017, 2016 and 2015, we recognized $1,560,000, $1,138,000 and $1,819,000, respectively, in income and received $1,436,000, $1,695,000 and $552,000, respectively, of cash interest from our preferred equity investment in JV.

Mezzanine Loans: During 2016, we entered into a $3,400,000 seven-year term mezzanine loan commitment for the development of a 127-unit seniors housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan agreement provides us a 15% preferred return, a portion of which is paid in cash and the remaining unpaid portion is deferred and subsequently paid to us at times set forth in the loan agreement. We evaluated this ADC arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting. During 2017, we funded $2,747,000 under this mezzanine loan and withheld $653,000 which will be applied to interest. During the year ended December 31, 2017, we recognized $192,000 in income from unconsolidated joint ventures related to this loan.

We also have a $2,900,000 mezzanine loan to develop a 99-unit seniors housing community in Florida which will provide a combination of assisted living, memory care and independent living services. The loan bears interest at 10% and will escalate to 15%. Interest payments were deferred and no interest was recorded between the time of the commencement of the loan and February 1, 2017, the first payment date per the terms of the loan agreement. We have evaluated this ADC arrangement and determined that the characteristics are similar to a jointly-owned investment or partnership, and accordingly, the investment is accounted for as an unconsolidated joint venture under the equity method of accounting instead of loan accounting. We used the effective interest method to recognize interest income and recorded the difference between the effective interest income and cash interest income to the loan principal balance. During the year ended December 31, 2017, we recognized $511,000 in income from unconsolidated joint ventures and received $302,000 of cash interest related to this loan. At December 31, 2017 and 2016, the outstanding balance under this loan was $3,077,000 and $2,900,000, respectively.

7. Notes Receivable

Notes receivable consists of mezzanine loans and other loan arrangements. At December 31, 2017, 2016 and 2015, we had $16,402,000, $16,427,000 and $1,961,000, respectively, of net notes receivable.

The following table summarizes our notes receivable activities for the fiscal years 2016, 2015 and 2014 (dollar amounts in thousands):

	Year ended December 31,
	2017	2016	2015
Advances and originations under notes receivable	$-	$14,969	$1,554
Principal payments received under notes receivable	(25)	(100)	-
Reclassified to real estate under development (1)	—	(237)	(1,035)
Notes receivable reserve	—	(166)	—
Net (decrease) increase in notes receivable	$(25)	$14,466	$519

(1)	Represents pre-development loans which matured due to land acquisitions and commencement of development projects.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2017, we did not commit to fund new loans. During 2016, we committed to fund three new loans to existing operators, including two mezzanine loans. We have evaluated these mezzanine loans according to ADC guidance and determined that the characteristics are similar to a loan, and accordingly, these investments are recorded as loans. The following table summarizes our new loan commitments during 2016 (dollar amounts in thousands):

	Total		Interest	Maturity
Type of Property	Commitment		Rate	Date
Skilled Nursing	$1,400	(1)	15.00%	2021
Assisted Living	325		12.00%	2018
Skilled Nursing	12,500	(2)	12.41%	2021
Totals	$14,225

(1)

We originated a $1,400 mezzanine loan on two skilled nursing centers, funding $1,200 at closing with a commitment to fund an additional $200 upon achieving coverage ratios. The skilled nursing centers are located in Oregon, totaling 146 beds.

(2)	We purchased a $12,500 mezzanine loan on a portfolio of 64 skilled nursing centers located in eight states. The mezzanine loan has a rate of LIBOR plus 11.75%.

During 2015, we committed to fund five new working capital loans to existing operators as follows (dollar amounts in thousands):

	Total	Interest	Maturity
Type of Property	Commitment	Rate	Date
Assisted Living	$500	6.50%	2020
Under Development	400	12.00%	2017
Under Development	400	12.25%	2016
Under Development	400	12.00%	2017
Under Development	400	12.00%	2017
Totals	$2,100

8. Debt Obligations

Bank Borrowings.  We have an Unsecured Credit Agreement that provides for a revolving line of credit up to $600,000,000. The Unsecured Credit Agreement matures on October 14, 2018 and provides for a one‑year extension option at our discretion, subject to customary conditions. Based on our leverage ratios at December 31, 2017, the facility provides for interest annually at LIBOR plus 150 basis points and the unused commitment fee was 35 basis points. At December 31, 2017, 2016 and 2015, we were in compliance with all covenants.

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

Senior Unsecured Notes.  During 2017, we amended our shelf agreement with affiliates and managed accounts of Prudential Investment Management, Inc. (or Prudential) to increase our shelf commitment to $337,500,000.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth information regarding debt obligations by component as of December 31, 2017 and 2016 (dollar amounts in thousands):

		At December 31, 2017		At December 31, 2016
	Applicable		Available		Available
	Interest	Outstanding	for	Outstanding	for
Debt Obligations	Rate(1)	Balance	Borrowing	Balance	Borrowing
Bank borrowings(2)	2.90%	$96,500	$503,500	$107,100	$492,900
Senior unsecured notes, net of debt issue costs (3)	4.50%	571,002	63,667	502,291	22,500
Total	4.27%	$667,502	$567,167	$609,391	$515,400

(1)	Represents weighted average of interest rate as of December 31, 2017.

(2)	Subsequent to December 31, 2017, we borrowed $24,000 under our unsecured revolving line of credit, accordingly we have $120,500 outstanding balance and $479,500 available for borrowing.

(3)	Subsequent to December 31, 2017, we paid $4,167 in regular scheduled principal payments, accordingly we have $566,835 outstanding and $67,833 available under our senior unsecured notes.

Our borrowings and repayments for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year ended December 31,
	2017			2016			2015
	Borrowings		Repayments	Borrowings		Repayments	Borrowings		Repayments
Bank borrowings	$113,000		$(123,600)	$123,600		$(137,000)	$291,000		$(170,500)
Senior unsecured notes	100,000	(1)	(31,167)	77,500	(2)	(26,667)	200,000	(3)	(29,167)
Total	$213,000		$(154,767)	$201,100		$(163,667)	$491,000		$(199,667)

(1)

During the year ended December 31, 2017, we sold 15-year senior unsecured notes in the aggregate amount of $100,000 to a group of investors, which included Prudential, in a private placement transaction. The notes bear interest at an annual rate of 4.5%, have scheduled principal payments and mature on February 16, 2032.

(2)

During the year ended December 31, 2016, we sold 10-year senior unsecured term notes in the amount of $37,500 to Prudential. The notes bear interest at an annual fixed rate of 4.15%, have scheduled principal payments and will mature in 2028. Additionally, we sold 10-year senior unsecured notes in the amount of $40,000 to affiliated insurance company investment advisory clients of AIG Asset Management (U.S.) LLC. The notes bear interest at a coupon of 3.99%, have scheduled principal payments and will mature in 2031.

(3)

During the year ended December 31, 2015, we sold 15-year senior unsecured notes in the amount of $100,000 to Prudential. The notes bear interest at an annual fixed rate of 4.5%, have scheduled principal payments and will mature on July 31, 2026. Additionally, we sold 13-year senior unsecured notes in the amount of $100,000 to AIG. The notes bear interest at an annual fixed rate of 4.26%, have scheduled principal payments and will mature on November 20, 2028.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled Principal Payments.  The following table represents our long-term contractual obligations (scheduled principal payments and amounts due at maturity) as of December 31, 2017, and excludes the effects of interest and debt issue costs (in thousands):

	Total		2018	2019	2020	2021	2022	Thereafter
Bank borrowings	$96,500	(1)	$96,500	$—	$—	$—	$—	$—
Senior unsecured notes	572,133	(2)	38,167	33,666	40,160	47,160	48,160	364,820
	$668,633		$134,667	$33,666	$40,160	$47,160	$48,160	$364,820

(1)

Subsequent to December 31, 2017, we borrowed $24,000 under our unsecured revolving line of credit. Accordingly, we have $120,500 outstanding and $479,500 available under our unsecured revolving line of credit.

(2)	Subsequent to December 31, 2017, we paid $4,167 in regular scheduled principal payments, accordingly we have $566,835 outstanding and $67,833 available under our senior unsecured notes.

.

9. Equity

Preferred Stock.  Historically, we had 2,000,000 shares of our 8.5% Series C Cumulative Convertible Preferred Stock (or Series C preferred stock) outstanding. Our Series C preferred stock was convertible into 2,000,000 shares of our common stock at $19.25 per share and dividends were payable quarterly. During, 2015, the sole holder of our Series C Preferred stock elected to convert all of its preferred shares into 2,000,000 shares of common stock. Accordingly, we had no preferred stock outstanding as of December 31, 2017.

Common Stock.  We have entered into equity distribution agreement with sales agents to issue and sell, from time to time, up to $200,000,000 in aggregate offering price of our common shares. Sales of common shares will be made by means of ordinary brokers’ transactions, which may include block trades or transactions that are deemed to be “at the market” offerings.

During the year ended December 31, 2017, we sold 312,881 shares of common stock for $14,600,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we paid $260,000 as compensation to our sales agents and we reclassified $49,000 of accumulated costs associated with this agreement to additional paid in capital. Accordingly, at December 31, 2017, we had $185,162,000 available under our equity distribution agreement.

During the year ended December 31, 2016, we sold 1,643,017 shares of common stock for $78,600,000 in net proceeds under our equity distribution agreement. In conjunction with the sale of common stock, we paid $1,400,000 as compensation to our sales agents and we reclassified $463,000 of accumulated costs associated with this agreement to additional paid in capital. During 2015, we did not sell shares of common stock.

During the years 2017, 2016 and 2015, we acquired 42,089 shares, 49,405 shares and 26,993 shares, respectively, of common stock held by employees who tendered owned shares to satisfy tax withholding obligations. Subsequent to December 31, 2017, we acquired 28,256 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

Non-controlling Interests. During 2017, we entered into a partnership and acquired an 87-unit ALF and MC community for $10,000,000. Additionally, we entered into a partnership for the acquisition of land and development of a 110-unit ILF/ALF/MC community in Wisconsin. The commitment totals approximately $22,471,000 including the land purchase. We hold a 90% economic interest in both partnerships. Since we exercise power over and receive benefits

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the partnerships, we are considered the primary beneficiary of the partnerships. Accordingly, we consolidated the partnerships and carried the non-controlling interests at cost.

Shelf Registration Statement.    We have an automatic shelf registration statement on file with the SEC, and currently have the ability to file additional automatic shelf registration statements, to provide us with capacity to offer an indeterminate amount of common stock, preferred stock, warrants, debt, depositary shares, or units. We may from time to time publicly raise capital under our automatic shelf registration statement in amounts, at prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Distributions.  We declared and paid the following cash dividends (in thousands):

	Year Ended December 31,
	2017				2016				2015
	Declared		Paid		Declared		Paid		Declared		Paid
Preferred Stock Series C	$—		$—		$—		$—		$2,454		$2,454
Common Stock	90,219	(1)	90,219	(1)	84,568	(2)	84,568	(2)	74,311	(3)	74,311	(3)
Total	$90,219		$90,219		$84,568		$84,568		$76,765		$76,765

(1)	Represents $0.19 per share per month for the year ended December 31, 2017.

(2)	Represents $0.18 per share per month for January through September 2016 and $0.19 per share per month for October through December 2016.

(3)	Represents $0.17 per share per month for January through September 2015 and $0.18 per share per month for October through December 2015.

In January 2018, we declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2018 payable on January 31, February 28 and March 30, 2018, respectively, to stockholders of record on January 23, February 20 and March 22, 2018, respectively.

Accumulated Other Comprehensive Income.    During prior years, we had investments in Real Estate Mortgage Investment Conduit (or REMIC) Certificates, and retained the non‑investment grade certificates issued in the securitizations. During 2005, a loan was paid off in the last remaining REMIC pool which caused the last third-party REMIC Certificate holders entitled to any principal payments to be paid off in full. After this transaction, we became the sole holder of the remaining REMIC Certificates and were therefore entitled to the entire principal outstanding of the loan pool underlying the remaining REMIC Certificates. Under the FASB accounting guidance relating to accounting for changes that result in a transferor regaining control of financial assets sold, a Special Purpose Entity (or SPE) may become non‑qualified or tainted which generally results in the “repurchase” by the transferor of all the assets sold to and still held by the SPE. Since we were the sole REMIC Certificate holder entitled to principal from the underlying loan pool, we had all the risks and were entitled to all the rewards from the underlying loan pool. As required by the accounting guidance, the repurchase for the transferred assets was accounted for at fair value. The accumulated other comprehensive income balance represents the fair market value adjustment offset by any previously adjusted impairment charge which is amortized to increase interest income over the remaining life of the loans that we repurchased from the REMIC pool. At both December 31, 2017 and 2016, accumulated other comprehensive income was $0.

Stock Based Compensation Plans.  During 2015, we adopted and our shareholders approved the 2015 Equity Participation Plan (or the 2015 Plan) which replaced the 2008 Equity Participation Plan (or the 2008 Plan). Under the 2015 Plan, 1,400,000 shares of common stock have been reserved for awards, including nonqualified stock option grants and restricted stock grants to officers, employees, non-employee directors and consultants. As of December 31, 2017, we

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have 1,048,000 shares of common stock reserved for awards under the 2015 Plan. The terms of the awards granted under the 2015 Plan are set by our compensation committee at its discretion.

Restricted Stock and performance-based stock units.  Restricted stock and performance based stock units activity for the years ended December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Outstanding, January 1	210,573	187,347	214,168
Granted	143,057	127,087	92,150
Vested	(85,343)	(103,861)	(118,331)
Canceled	(24,106)	—	(640)
Outstanding, December 31	244,181	210,573	187,347

Compensation expense related to restricted stock and performance based stock units for the year	$5,247,000	$4,265,000	$3,992,000

During 2017, 2016 and 2015, we granted 143,057, 127,087 and 92,150 shares of restricted common stock, respectively, under the 2015 plan and 2008 Plan as follows:

	No. of	Price per
Year	Shares/Units	Share	Vesting Period
2017	74,760	$45.76	ratably over 3 years
	57,881	$45.76	TSR targets (1)
	7,416	$48.55	June 1, 2018
	3,000	$50.50	ratably over 3 years
	143,057

2016	65,300	$43.24	ratably over 3 years
	54,107	$46.87	TSR targets (2)
	7,680	$46.87	June 1, 2017
	127,087

2015	65,750	$44.45	ratably over 3 years
	18,000	$42.30	ratably over 3 years
	8,400	$42.30	June 2, 2016
	92,150

(1)	Vesting is based on achieving certain total shareholder return (or TSR) targets in 4 years with acceleration opportunity in 3 years.

(2)	Vesting is based on achieving certain total TSR targets in 3.7 years with acceleration opportunity in 2.7 years.

Subsequent to December 31, 2017, we granted 147,990 shares of restricted common stock at $38.18 per share. Out of these shares, 81,819 vest ratably from the grant date over a three-year period and 66,171 vest based on achieving certain TSR targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, the total number of restricted common stock and performance-based stock units that are scheduled to vest and remaining compensation expense to be recognized related to the future service period of unvested outstanding restricted common stock and performance-based stock units are as follows:

	Number		Remaining
	of		Compensation
Vesting Date	Awards		Expense
2018	75,149		$3,947,000
2019	92,218	(1)	2,149,000
2020	76,814	(2)	259,000
	244,181		$6,355,000

(1)

Includes 54,107 performance-based stock units. The performance based stock units are valued utilizing a lattice-binomial option pricing model based on Monte Carlo simulations. The company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

(2)	Includes 57,881 performance-based stock units. See (1) above for valuation methodology.

Stock Options.  During 2017, 2016 and 2015, we did not issue any stock options. Nonqualified stock option activity for the years ended December 31, 2017, 2016 and 2015, was as follows:

				Weighted Average
	Shares			Price
	2017	2016	2015	2017	2016	2015
Outstanding, January 1	33,334	40,001	43,334	$30.76	$29.60	$29.16
Granted	—	—	—	n.a	n.a	n.a
Exercised	(8,334)	(6,667)	(3,333)	$24.31	$23.79	$23.79
Canceled	—	—	—	n.a	n.a	n.a
Outstanding, December 31	25,000	33,334	40,001	$32.92	$30.76	$29.60

Exercisable, December 31(1)	25,000	28,334	30,001	$32.92	$45.45	$31.99

(1)

The aggregate intrinsic value of exercisable options at December 31, 2017, based upon the closing price of our common shares at December 29, 2017, the last trading day of 2017, was approximately $266,000. Options exercisable at December 31, 2017 have a weighted average remaining contractual life of approximately 3.5 years.

The options exercised during 2017, 2016 and 2015 were as follows:

		Weighted
		Average
	Options	Exercise	Option	Market
	Exercised	Price	Value	Value(1)
2017	8,334	$24.31	$202,000	$410,797
2016	6,667	$23.79	$159,000	$311,000
2015	3,333	$23.79	$79,000	$140,000

(1)	As of the exercise dates.

We use the Black‑Scholes‑Merton formula to estimate the value of stock options granted to employees. This model requires management to make certain estimates including stock volatility, expected dividend yield and the expected term. The weighted average exercise share price of the options was $32.92, $30.76 and $29.60 and the weighted average remaining contractual life was 3.5, 2.9 and 2.6 years as of December 31, 2017, 2016 and 2015, respectively. Compensation expense related to the vesting of stock options for the years ended December 31, 2017, 2016

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2015 was $2,000, $15,000 and $14,000, respectively.

10. Commitments and Contingencies

At December 31, 2017, we had commitments as follows (in thousands):

				Total
	Investment		2017	Commitment	Remaining
	Commitment		Funding	Funded	Commitment
Real estate properties (See Note 5. Real Estate Investments)	$91,468	(1)	$22,162	$38,497	$52,971
Accrued incentives and earn-out liabilities (2)	19,000		—	—	19,000
Lease incentives	6,090		2,245	2,245	3,845
Mortgage loans (See Note 5.Real Estate Investments)	51,000	(1)	11,913	17,252	33,748
Joint venture investments (See Note 6. Investments in Unconsolidated Joint Ventures)	25,650		1,101	23,014	2,636
Notes receivable (See Note 7. Notes Receivable)	500		—	—	500
Totals	$193,708		$37,421	$81,008	$112,700

(1)	Represents commitments to purchase land and improvements, if applicable, and to develop, re-develop, renovate or expand seniors housing and health care properties.

(2)

During the twelve months ended December 31, 2017, we recorded non-cash interest expense of $602 related to these contingent liabilities and the fair value of our outstanding payments was $8,916 at December 31, 2017.

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

For federal tax purposes, distributions to stockholders are treated as ordinary income, capital gains, return of capital or a combination thereof. Distributions for 2017, 2016 and 2015 were cash distributions. The federal income tax classification of the per share common stock distributions are as follows (unaudited):

	Year Ended December 31,
	2017	2016	2015
Ordinary taxable distribution	$1.607	$1.485	$1.690
Return of capital	0.444	0.556	0.357
Unrecaptured Section 1250 gain	0.163	0.149	0.023
Long-term capital gain	0.066	—	—
Total	$2.280	$2.190	$2.070

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Net Income Per Common Share

Basic and diluted net income per share was as follows (in thousands except per share amounts):

	For the year ended December 31,
	2017	2016	2015
Income from continuing operations	$87,340	$85,115	$73,081
Less net income allocated to participating securities:
Non-forfeitable dividends on participating securities	(350)	(373)	(480)
Income allocated to participating securities	(12)	(12)	(4)
Total net income allocated to participating securities	(362)	(385)	(484)
Less net income allocated to preferred stockholders:
Preferred stock dividends	—	—	(2,454)
Total net income allocated to preferred stockholders	—	—	(2,454)
Net income available to common stockholders	86,978	84,730	70,143
Effect of dilutive securities:
Participating securities	362	385	—
Convertible preferred securities	—	—	2,454
Total effect of dilutive securities	362	385	2,454
Net income for diluted net income per share	$87,340	$85,115	$72,597

Shares for basic net income per share	39,409	38,388	35,590
Effect of dilutive securities:
Stock options	10	13	13
Performance-based stock units	67	27	—
Participating securities	151	169	—
Convertible preferred securities	—	—	1,726
Total effect of dilutive securities	228	209	1,739
Shares for diluted net income per share	39,637	38,597	37,329

Basic net income per share	$2.21	$2.21	$1.97
Diluted net income per share	$2.20	$2.21	$1.94

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Information

	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited, in thousands except per share amounts)
2017
Revenues	$42,622	$42,468	$41,246	$41,729
Net income available to common stockholders	$21,416	$25,273	$20,536	$19,753
Net income per common share available to common stockholders:
Basic	$0.54	$0.64	$0.52	$0.50
Diluted	$0.54	$0.64	$0.52	$0.50
Dividends per share declared	$0.57	$0.57	$0.57	$0.57
Dividends per share paid	$0.57	$0.57	$0.57	$0.57
2016
Revenues	$38,604	$39,996	$40,842	$42,141
Net income available to common stockholders	$19,757	$22,075	$22,321	$20,577
Net income per common share available to common stockholders:
Basic	$0.53	$0.58	$0.57	$0.53
Diluted	$0.53	$0.58	$0.57	$0.53
Dividends per share declared	$0.54	$0.54	$0.54	$0.57
Dividends per share paid	$0.54	$0.54	$0.54	$0.57

NOTE:	Quarterly and year‑to‑date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The carrying amount of cash and cash equivalents approximates fair value because of the short‑term maturity of these instruments. We do not invest our cash in auction rate securities. The carrying value and fair value of our financial instruments as of December 31, 2017 and 2016 assuming election of fair value for our financial assets and financial liabilities were as follows (in thousands):

	At December 31, 2017			At December 31, 2016
	Carrying	Fair		Carrying	Fair
	Value	Value		Value	Value
Mortgage loans receivable	$223,907	$278,224	(1)	$229,801	$294,319	(1)
Bank borrowings	96,500	96,500	(2)	107,100	107,100	(2)
Senior unsecured notes, net of debt issue costs	571,002	577,126	(3)	502,291	498,915	(3)
Accrued incentives and earn-outs	8,916	8,916	(4)	12,229	12,229	(4)

(1)

Our investment in mortgage loans receivable is classified as Level 3. The fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is determined using our assumption on market conditions adjusted for market and credit risk and current returns on our investments. The discount rate used to value our future cash inflows of the mortgage loans receivable at December 31, 2017 and 2016 was 8.7% and 8.2%, respectively.

(2)

Our bank borrowings bear interest at a variable interest rate. The estimated fair value of our bank borrowings approximated their carrying values at December 31, 2017 and 2016 based upon prevailing market interest rates for similar debt arrangements.

(3)

Our obligation under our senior unsecured notes is classified as Level 3 and thus the fair value is determined using a widely accepted valuation technique, discounted cash flow analysis on the expected cash flows. The discount rate is measured based upon management’s estimates of rates currently prevailing for comparable loans available to us, and instruments of comparable maturities. At December 31, 2017, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.10% for those maturing before year 2026 and 4.30% for those maturing at or beyond year 2026. At December 31, 2016, the discount rate used to value our future cash outflow of our senior unsecured notes was 4.47% for those maturing before year 2026 and 4.60% for those maturing beyond year 2026.

(4)

Our contingent obligations under the accrued incentives and earn‑out liabilities are classified as Level 3. We estimated the fair value of the contingent earn‑out payments using a discounted cash flow analysis. The discount rate that we use consists of a risk‑free U.S. Treasury rate plus a company specific credit spread which we believe is acceptable by willing market participants. At December 31, 2017 and December 31, 2016, the discount rate used to value our future cash outflow of the earn-out liability was 6.2% and 5.9%, respectively.

.

15. Subsequent Events

The following events occurred subsequent to the balance sheet date.

Debt:  We borrowed $24,000,000 under our unsecured revolving line of credit. Accordingly, we have $120,500,000 outstanding and $479,500,000 available for borrowing under our unsecured revolving line of credit. Additionally, we paid $4,167,000 in regular scheduled principal payments, accordingly we have $566,835,000 outstanding and $67,833,000 available under our senior unsecured notes.

 Equity:  We declared a monthly cash dividend of $0.19 per share on our common stock for the months of January, February and March 2018, payable on January 31, February 28, and March 30, 2018, respectively, to

LTC PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholders of record on January 23, February 20, and March 22, 2018, respectively. Also, we acquired 28,256 shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations and we granted 147,990 shares of restricted common stock at $38.18 per share. Out of these shares, 81,819 vest ratably from the grant date over a three-year period and 66,171 vest based on achieving certain TSR targets in 4 years with acceleration opportunity in 3 years.

LTC PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Recovered)
	Balance at	charged to
	beginning of	costs and	Charged to		Balance at end
Account Description	period	expenses	other accounts	Deductions (1)	of period
Year ended December 31, 2015
Loan loss reserves	$1,673	$517	$—	$—	$2,190
Straight-line rent receivable allowance	731	102	—	—	833
	$2,404	$619	$—	$—	$3,023
Year ended December 31, 2016
Loan loss reserves	$2,190	$125	$—	$—	$2,315
Other notes receivable allowance	—	166	—	—	166
Straight-line rent receivable allowance	833	166	—	(39)	960
	$3,023	$457	$—	$(39)	$3,441
Year ended December 31, 2017
Loan loss reserves	$2,315	$(60)	$—	$—	$2,255
Other notes receivable allowance	166	—	—	—	166
Straight-line rent receivable allowance	960	(146)	—	—	814
	$3,441	$(206)	$—	$—	$3,235

(1)	Deductions represent uncollectible accounts written off.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2017
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
Skilled Nursing Properties:
134 Alamogordo, NM	$—	$210	$2,593	$641	$210	$3,234	$3,444	$1,283	1985	2001
218 Albuquerque, NM	—	1,696	3,891	530	1,696	4,421	6,117	1,728	2008	2005
219 Albuquerque, NM	—	1,950	8,910	207	1,950	9,117	11,067	3,460	1982	2005
220 Albuquerque, NM	—	2,463	7,647	9	2,463	7,656	10,119	2,890	1970	2005
042 Altoona, IA	—	105	2,309	444	105	2,753	2,858	1,854	1973	1996
252 Amarillo, TX	—	844	—	7,925	844	7,925	8,769	1,624	2013	2011
214 Aransas Pass, TX	—	154	1,276	589	154	1,865	2,019	835	2008	2004
247 Arlington, TX	—	1,016	13,649	—	1,016	13,649	14,665	3,469	2007	2011
171 Atlanta, GA	—	175	1,282	3	175	1,285	1,460	735	1968	1999
040 Atmore, AL	—	131	2,877	196	131	3,073	3,204	1,927	1974	1996
221 Beaumont, TX	—	370	1,141	106	370	1,247	1,617	514	1950	2005
213 Beeville, TX	—	186	1,197	70	186	1,267	1,453	463	1974	2004
007 Bradenton, FL	—	330	2,720	160	330	2,880	3,210	2,036	2012	1993
256 Brownwood, TX	—	164	6,336	—	164	6,336	6,500	1,145	2011	2012
043 Carroll, IA	—	47	1,033	213	47	1,246	1,293	837	1969	1996
177 Chesapeake, VA	—	388	3,469	2,777	388	6,246	6,634	3,206	2017	1995
257 Cincinnati, OH	—	1,890	25,110	—	1,890	25,110	27,000	3,119	2009	2012
125 Clovis, NM	—	561	5,539	307	561	5,846	6,407	2,447	2006	2001
129 Clovis, NM	—	598	5,902	59	598	5,961	6,559	2,518	1995	2001
268 Coldspring, KY	—	2,050	21,496	—	2,050	21,496	23,546	3,158	2014	2012
253 Colton, CA	—	2,342	15,158	—	2,342	15,158	17,500	2,652	1990	2011
211 Commerce City, CO	—	236	3,217	167	236	3,384	3,620	1,452	1964	2004
212 Commerce City, CO	—	161	2,160	95	161	2,255	2,416	947	1967	2004
246 Crowley, TX	—	2,247	14,276	—	2,247	14,276	16,523	3,459	2007	2011
235 Daleville, VA	—	279	8,382	—	279	8,382	8,661	2,231	2005	2010
258 Dayton, OH	—	373	26,627	—	373	26,627	27,000	3,330	2010	2012
168 Des Moines, IA	—	115	2,096	1,433	115	3,529	3,644	2,034	1972	1999
196 Dresden, TN	—	31	1,529	1,073	31	2,602	2,633	996	2014	2000
298 Forth Worth, TX	—	2,785	7,546	—	2,785	7,546	10,331	906	1998	2015
026 Gardendale, AL	—	100	7,550	2,084	100	9,634	9,734	5,539	2011	1996
185 Gardner, KS	—	896	4,478	4,150	896	8,628	9,524	3,560	2011	1999
248 Granbury, TX	—	836	6,693	—	836	6,693	7,529	2,288	2008	2011
044 Granger, IA	—	62	1,356	221	62	1,577	1,639	1,031	1979	1996
205 Grapevine, TX	—	431	1,449	188	431	1,637	2,068	880	1974	2002
172 Griffin, GA	—	500	2,900	—	500	2,900	3,400	1,635	1969	1999
250 Hewitt, TX	—	1,780	8,220	99	1,780	8,319	10,099	1,570	2008	2011
194 Holyoke, CO	—	211	1,513	283	211	1,796	2,007	1,053	1963	2000
051 Houston, TX	—	365	3,769	1,598	365	5,367	5,732	3,383	1968	1996
054 Houston, TX	—	202	4,458	1,426	202	5,884	6,086	3,849	2007	1996
055 Houston, TX	—	202	4,458	1,359	202	5,817	6,019	3,730	2008	1996
208 Jacksonville, FL	—	486	1,981	30	486	2,011	2,497	941	1987	2002
045 Jefferson, IA	—	86	1,883	296	86	2,179	2,265	1,406	1972	1996
008 Lecanto, FL	—	351	2,665	2,737	351	5,402	5,753	3,597	2012	1993
300 Mansfield, TX	—	2,890	13,110	—	2,890	13,110	16,000	936	2015	2016
053 Mesa, AZ	—	305	6,909	1,876	305	8,785	9,090	5,387	1996	1996
226 Mesa, AZ	—	1,095	2,330	4,673	1,095	7,003	8,098	1,161	2016	2006
242 Mission, TX	—	1,111	16,602	—	1,111	16,602	17,713	3,588	2004	2010
041 Montgomery, AL	—	242	5,327	115	242	5,442	5,684	3,480	1974	1996
115 Nacogdoches, TX	—	100	1,738	168	100	1,906	2,006	1,124	1973	1997
233 Nacogdoches, TX	—	394	7,456	268	394	7,724	8,118	1,885	1991	2010
249 Nacogdoches, TX	—	1,015	11,109	—	1,015	11,109	12,124	3,143	2007	2011
245 Newberry, SC	—	439	4,639	608	439	5,247	5,686	1,577	1995	2011
244 Newberry, SC	—	919	5,454	131	919	5,585	6,504	1,463	2001	2011
046 Norwalk, IA	—	47	1,033	239	47	1,272	1,319	864	1975	1996
176 Olathe, KS	—	520	1,872	313	520	2,185	2,705	1,342	1968	1999
251 Pasadena, TX	—	1,155	14,345	522	1,155	14,867	16,022	2,564	2005	2011
210 Phoenix, AZ	—	334	3,383	456	334	3,839	4,173	1,765	1982	2004
193 Phoenix, AZ	—	300	9,703	92	300	9,795	10,095	5,349	1985	2000
047 Polk City, IA	—	63	1,376	153	63	1,529	1,592	1,006	1976	1996
094 Portland, OR	—	100	1,925	2,652	100	4,577	4,677	2,930	2007	1997
254 Red Oak, TX	—	1,427	17,173	—	1,427	17,173	18,600	2,964	2002	2012
124 Richland Hills, TX	—	144	1,656	427	144	2,083	2,227	1,114	1976	2001
197 Ripley, TN	—	20	985	1,638	20	2,623	2,643	975	2014	2000

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2017
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
133 Roswell, NM	$—	$568	$5,235	$1,396	$568	$6,631	$7,199	$2,546	1975	2001
081 Sacramento, CA	—	220	2,929	1,481	220	4,410	4,630	2,145	2015	1997
085 Salina, KS	—	100	1,153	628	100	1,781	1,881	1,158	1985	1997
281 Slinger, WI	—	464	13,482	—	464	13,482	13,946	1,508	2014	2015
234 St. Petersburg, FL	—	1,070	7,930	500	1,070	8,430	9,500	1,882	1988	2010
243 Stephenville, TX	—	670	10,117	500	670	10,617	11,287	2,332	2009	2010
225 Tacoma, WA	—	723	6,401	901	723	7,302	8,025	2,916	2009	2006
178 Tappahannock, VA	—	375	1,327	397	375	1,724	2,099	1,464	1978	1995
270 Trinity, FL	—	1,653	12,748	—	1,653	12,748	14,401	1,719	2008	2013
192 Tucson, AZ	—	276	8,924	112	276	9,036	9,312	4,929	1992	2000
299 Weatherford, TX	—	836	11,902	—	836	11,902	12,738	1,166	1996	2015
236 Wytheville, VA	—	647	12,167	—	647	12,167	12,814	4,122	1996	2010
Skilled Nursing Properties	—	50,627	475,181	51,721	50,627	526,902	577,529	164,221
Assisted Living Properties:
077 Ada, OK	—	100	1,650	—	100	1,650	1,750	886	1996	1996
136 Arlington, OH	—	629	6,973	—	629	6,973	7,602	2,866	1993	2001
105 Arvada, CO	—	100	2,810	6,960	100	9,770	9,870	2,590	2014	1997
304 Athens, GA	—	1,056	13,326	—	1,056	13,326	14,382	581	2016	2016
063 Athens, TX	—	96	1,510	104	96	1,614	1,710	876	1995	1996
269 Aurora, CO	—	850	8,583	—	850	8,583	9,433	1,165	2014	2013
260 Aurora, CO	—	831	10,071	—	831	10,071	10,902	1,516	1999	2012
203 Bakersfield, CA	—	834	11,986	812	834	12,798	13,632	5,806	2002	2001
117 Beatrice, NE	—	100	2,173	151	100	2,324	2,424	1,141	1997	1997
137 Bexley, OH	—	306	4,196	—	306	4,196	4,502	1,725	1992	2001
277 Burr Ridge, IL	—	1,400	11,102	—	1,400	11,102	12,502	791	2016	2014
278 Castle Rock, CO	—	759	9,041	—	759	9,041	9,800	621	2012	2014
160 Central, SC	—	100	2,321	—	100	2,321	2,421	1,000	1998	1999
263 Chatham, NJ	—	5,365	36,399	—	5,365	36,399	41,764	5,248	2002	2012
307 Clovis, CA	—	2,542	19,126	—	2,542	19,126	21,668	275	2014	2017
308 Clovis, CA	—	3,054	14,172	—	3,054	14,172	17,226	196	2016	2017
279 Corpus Christi, TX	—	880	11,440	—	880	11,440	12,320	716	2016	2015
292 De Forest, WI	—	485	5,568	7	485	5,575	6,060	422	2006	2015
057 Dodge City, KS	—	84	1,666	4	84	1,670	1,754	954	1995	1995
083 Durant, OK	—	100	1,769	—	100	1,769	1,869	933	1997	1997
107 Edmond, OK	—	100	1,365	526	100	1,891	1,991	978	1996	1997
155 Erie, PA	—	850	7,477	—	850	7,477	8,327	3,704	1998	1999
163 Ft. Collins, CO	—	100	2,961	3,405	100	6,366	6,466	1,996	2014	1999
170 Ft. Collins, CO	—	100	3,400	4,622	100	8,022	8,122	2,221	2014	1999
132 Ft. Meyers, FL	—	100	2,728	9	100	2,737	2,837	1,372	1998	1998
229 Ft. Worth, TX	—	333	4,385	1,028	333	5,413	5,746	1,916	2009	2008
100 Fremont ,OH	—	100	2,435	86	100	2,521	2,621	1,287	1997	1997
267 Frisco, TX	—	1,000	5,154	—	1,000	5,154	6,154	746	2014	2012
296 Glenview, IL		2,800	11,313	—	2,800	11,313	14,113	35	2017	2015
167 Goldsboro, NC	—	100	2,385	1	100	2,386	2,486	957	1998	1999
056 Great Bend, KS	—	80	1,570	21	80	1,591	1,671	1,007	1995	1995
102 Greeley, CO	—	100	2,310	270	100	2,580	2,680	1,332	1997	1997
284 Green Bay, WI	—	1,660	19,079	152	1,660	19,231	20,891	1,438	2004	2015
164 Greenville, NC	—	100	2,478	2	100	2,480	2,580	1,118	1998	1999
062 Greenville, TX	—	42	1,565	84	42	1,649	1,691	898	1995	1996
161 Greenwood, SC	—	100	2,638	—	100	2,638	2,738	1,216	1998	1999
241 Gulf Breeze, FL	—	720	3,780	261	720	4,041	4,761	963	2000	2010
295 Jacksonville, FL	—	1,389	12,756	—	1,389	12,756	14,145	760	2015	2015
066 Jacksonville, TX	—	100	1,900	77	100	1,977	2,077	1,078	1996	1996
310 Kansas City, MO		1,072	15,552	—	1,072	15,552	16,624	64	2017	2017
285 Kenosha, WI	—	936	12,361	76	936	12,437	13,373	803	2008	2015
255 Littleton, CO	—	1,882	8,248	—	1,882	8,248	10,130	1,317	2013	2012
268 Littleton, CO	—	1,200	8,688	—	1,200	8,688	9,888	1,306	2014	2013
148 Longmont, CO	—	100	2,640	—	100	2,640	2,740	1,313	1998	1998
060 Longview, TX	—	38	1,568	127	38	1,695	1,733	922	1995	1995
261 Louisville, CO	—	911	11,703	—	911	11,703	12,614	1,724	2000	2012
301 Louisville, KY	—	1,021	13,157	—	1,021	13,157	14,178	586	2016	2016
114 Loveland, CO	—	100	2,865	270	100	3,135	3,235	1,603	1997	1997
068 Lufkin, TX	—	100	1,950	94	100	2,044	2,144	1,105	1996	1996

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2017
			Building and	to		Building and		Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)	deprec.	renovation date	date
061 Marshall, TX	—	38	1,568	534	38	2,102	2,140	1,172	1995	1995
293 McHenry, IL	—	1,289	28,976	53	1,289	29,029	30,318	2,107	2005	2015
058 McPherson, KS	—	79	1,571	4	79	1,575	1,654	997	1994	1995
239 Merritt Island, FL	—	550	8,150	100	550	8,250	8,800	1,867	2004	2010
104 Millville, NJ	—	100	2,825	667	100	3,492	3,592	1,516	1997	1997
286 Milwaukee, WI	—	818	8,014	36	818	8,050	8,868	609	2007	2015
231 Monroeville, PA	—	526	5,334	435	526	5,769	6,295	1,537	1997	2009
280 Murrells Inlet, SC	—	2,490	14,185	—	2,490	14,185	16,675	651	2016	2015
294 Murrieta, CA	—	2,022	11,136	—	2,022	11,136	13,158	554	2016	2015
289 Neenah, WI	—	694	20,839	142	694	20,981	21,675	1,456	1991	2015
166 New Bern, NC	—	100	2,427	1	100	2,428	2,528	993	1998	1999
118 Newark, OH	—	100	2,435	236	100	2,671	2,771	1,270	1997	1997
143 Niceville, FL	—	100	2,680	—	100	2,680	2,780	1,333	1998	1998
095 Norfolk, NE	—	100	2,123	52	100	2,175	2,275	1,119	1997	1997
290 Oshkosh, WI	—	1,525	9,192	34	1,525	9,226	10,751	1,347	2009	2015
291 Oshkosh, WI	—	475	7,364	39	475	7,403	7,878	548	2005	2015
302 Overland Park, KS	—	2,297	11,882	203	2,297	12,085	14,382	582	2013	2016
232 Pittsburgh, PA	—	470	2,615	333	470	2,948	3,418	872	1994	2009
165 Rocky Mount, NC	—	100	2,494	1	100	2,495	2,595	1,050	1998	1999
141 Rocky River, OH	—	760	6,963	—	760	6,963	7,723	3,405	1998	1999
059 Salina, KS	—	79	1,571	4	79	1,575	1,654	997	1994	1995
084 San Antonio, TX	—	100	1,900	—	100	1,900	2,000	1,001	1997	1997
092 San Antonio, TX	—	100	2,055	—	100	2,055	2,155	1,077	1997	1997
288 Sheboygan, WI	—	1,168	5,382	131	1,168	5,513	6,681	453	2006	2015
149 Shelby, NC	—	100	2,805	2	100	2,807	2,907	1,395	1998	1998
312 Spartanburg, SC	—	254	9,906	—	254	9,906	10,160	—	1999	2017
150 Spring Hill, FL	—	100	2,650	—	100	2,650	2,750	1,318	1998	1998
103 Springfield, OH	—	100	2,035	270	100	2,305	2,405	1,187	1997	1997
162 Sumter, SC	—	100	2,351	—	100	2,351	2,451	1,038	1998	1999
140 Tallahassee, FL	—	100	3,075	—	100	3,075	3,175	1,533	1998	1998
098 Tiffin, OH	—	100	2,435	62	100	2,497	2,597	1,274	1997	1997
282 Tinley Park, IL	—	702	11,481	—	702	11,481	12,183	643	2016	2015
088 Troy, OH	—	100	2,435	559	100	2,994	3,094	1,458	1997	1997
080 Tulsa, OK	—	200	1,650	—	200	1,650	1,850	879	1997	1997
093 Tulsa, OK	—	100	2,395	—	100	2,395	2,495	1,252	1997	1997
238 Tupelo, MS	—	1,170	8,230	30	1,170	8,260	9,430	1,970	2000	2010
075 Tyler, TX	—	100	1,800	—	100	1,800	1,900	964	1996	1996
202 Vacaville, CA	—	1,662	11,634	1,141	1,662	12,775	14,437	5,770	2002	2001
091 Waco, TX	—	100	2,235	—	100	2,235	2,335	1,170	1997	1997
096 Wahoo, NE	—	100	2,318	50	100	2,368	2,468	1,219	1997	1997
108 Watauga, TX	—	100	1,668	—	100	1,668	1,768	868	1996	1997
287 Waukesha, WI	—	992	15,183	122	992	15,305	16,297	993	2009	2015
109 Weatherford, OK	—	100	1,669	592	100	2,261	2,361	1,166	1996	1997
309 West Chester, OH	—	2,355	13,553	—	2,355	13,553	15,908	196	2017	2017
276 Westminster, CO	—	1,425	9,575	—	1,425	9,575	11,000	1,093	2015	2013
110 Wheelersburg, OH	—	29	2,435	128	29	2,563	2,592	1,267	1997	1997
303 Wichita, KS	—	1,422	9,957	202	1,422	10,159	11,581	502	2011	2016
259 Wichita, KS	—	730	—	9,682	730	9,682	10,412	1,683	2013	2012
283 Wichita, KS	—	624	13,846	—	624	13,846	14,470	429	2016	2015
076 Wichita Falls, TX	—	100	1,850	—	100	1,850	1,950	991	1996	1996
120 Wichita Falls, TX	—	100	2,750	131	100	2,881	2,981	1,445	1997	1997
265 Williamstown, NJ	—	711	6,637	—	711	6,637	7,348	1,073	2000	2012
264 Williamstown, NJ	—	711	8,649	—	711	8,649	9,360	1,263	2000	2012
138 Worthington, OH	—	—	6,102	—	—	6,102	6,102	6,102	1993	2001
139 Worthington, OH	—	—	3,402	—	—	3,402	3,402	3,402	1995	2001
099 York, NE	—	100	2,318	70	100	2,388	2,488	1,220	1997	1997
Assisted Living Properties	—	67,572	679,003	35,195	67,572	714,198	781,770	141,349

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Costs
				capitalized	Gross amount at which carried at
		Initial cost to company		subsequent	December 31, 2017
			Building and	to		Building and			Accum	Construction/	Acquisition
	Encumbrances	Land	improvements	acquisition	Land	improvements	Total(1)		deprec.	renovation date	date
Other:
Properties:
297 Las Vegas, NV	—	1,965	7,308	392	1,965	7,700	9,665		463	1990/1994	2015
Properties	—	1,965	7,308	392	1,965	7,700	9,665		463
Land:
271 Howell, MI	—	420	—	—	420	—	420		—	N/A	2013
275 Yale, MI	—	73	—	—	73	—	73		—	N/A	2013
999 Milford, MI	—	450	—	—	450	—	450		—	N/A	2014
Land	—	943	—	—	943	—	943		—
Other Properties	—	2,908	7,308	392	2,908	7,700	10,608		463
Properties Under Development:
305 Union, KY	—	858	10,629	—	858	10,629	11,487		—	N/A	2016
311 Cedarburg, WI	—	818	2,160	—	818	2,160	2,978		—	N/A	2017
306 Oaklawn, IL	—	1,591	6,159	—	1,591	6,159	7,750		—	N/A	2016
Properties Under Development	—	3,267	18,948	—	3,267	18,948	22,215		—
	$—	$124,374	$1,180,440	$87,308	$124,374	$1,267,748	$1,392,122	(2)	$306,033

(1)

Depreciation is computed principally by the straight‑line method for financial reporting purposes which generally range of a life from 5 to 15 years for furniture and equipment, 35 to 50 years for buildings, 10 to 20 years for building improvements and the respective lease term for acquired lease intangibles.

(2)	As of December 31, 2017, our aggregate cost for Federal income tax purposes was $1,408.

LTC PROPERTIES, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,301,563	$1,198,686	$949,838
Acquisitions	82,405	74,923	206,340
Improvements	25,800	49,134	33,463
Conversion of mortgage loans into owned properties	—	—	10,600
Capitalized interest	908	1,408	827
Other non-cash items (See Note 4)	—	2,460	2,882
Conveyed land (See Note 4)	—	—	(670)
Cost of real estate sold	(18,554)	(24,282)	(2,344)
Impairment on real estate for sale	—	(766)	(2,250)
Ending balance	$1,392,122	$1,301,563	$1,198,686
Accumulated depreciation:
Balance at beginning of period	$275,861	$251,265	$223,315
Depreciation expense	37,492	35,809	29,329
Cost of real estate sold	(7,320)	(11,213)	(1,379)
Ending balance	$306,033	$275,861	$251,265

LTC PROPERTIES, INC.

SCHEDULE IV

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE

(in thousands)

										Principal
										Amount of
									Carrying	Loans
							Current		Amount of	Subject to
	(Unaudited)						Monthly	Face	Mortgages	Delinquent
	Number of				Final	Balloon	Debt	Amount of	December 31,	Principal or
State	Properties		Units/Beds(3)	Interest Rate(1)	Maturity Date	Amount(2)	Service	Mortgages	2017	Interest
MI	15		2,055	9.53%	2043	$160,165	$1,470	$187,165	$184,471	$—
MI	2		263	9.41%	2045	16,205	136	17,285	17,112	—
MI	1		157	9.41%	2045	11,816	98	12,491	12,366	—
MI	2		205	9.41%	2020	8,948	71	8,948	8,858	—
UT	1		84	11.20%	2019	1,006	15	1,400	1,100	—
	21	(4)	2,764			$198,140	$1,790	$227,289	$223,907	$—

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

(4)	Includes 5 first‑lien mortgage loans as follows:

Number of Loans	Original loan amounts
1	$ 500 - $2,000
0	$2,001 - $3,000
0	$3,001 - $4,000
0	$4,001 - $5,000
0	$5,001 - $6,000
0	$6,001 - $7,000
4	$7,001 +

Mortgage loans receivable activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

Balance— December 31, 2014	$165,656
New mortgage loans	60,209
Other additions	6,925
Land conveyance	670
Amortization of mortgage premium	(6)
Collections of principal	(15,408)
Foreclosures	—
Loan loss reserve	(517)
Other deductions	—
Balance— December 31, 2015	217,529
New mortgage loans	13,250
Other additions	7,435
Land conveyance	—
Amortization of mortgage premium	(10)
Collections of principal	(8,278)
Foreclosures	—
Loan loss reserve	(125)
Other deductions	—
Balance— December 31, 2016	229,801
New mortgage loans	—
Other additions	11,913
Amortization of mortgage premium	(4)
Collections of principal	(17,863)
Foreclosures	—
Loan loss reserve	60
Other deductions	—
Balance— December 31, 2017	$223,907

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control— Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of the end of the fiscal year ended December 31, 2017, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst &Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of LTC Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LTC Properties, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LTC Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of LTC Properties, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2018

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2017 fiscal year end) under the headings “Proposal 1 Election of Directors,”  “Corporate Governance Principles and Board Matters,” and “Executive Officers.”

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2017 fiscal year end) under the headings “Executive Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” and “Compensation Committee Report.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2017 fiscal year end) under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2017 fiscal year end) under the heading “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders (to be filed with the SEC within 120 days of our December 31, 2017 fiscal year end) under the heading “Independent Registered Public Accounting Firm Fees and Services.”

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of LTC Properties, Inc. are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules The following financial statement schedules of LTC Properties, Inc. are included in Part II, Item 8 of this Annual Report on Form 10-K:
II. Valuation and Qualifying Accounts
III. Real Estate and Accumulated Depreciation
IV. Mortgage Loans Receivable on Real Estate

All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

(a)(3) Exhibits

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
10.1

Amended and Restated Credit Agreement dated as of October 14, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated October 14, 2014)

10.2

First Amendment to Amended and Restated Credit Agreement dated as of August 4, 2015 (incorporated by reference to Exhibit 10.3 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.3

Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended March 31, 2015)

10.4

First Amendment to the Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated August 4, 2015 (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.5

Second Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and Prudential Investment Management, Inc. dated February 16, 2017 (incorporated by reference to Exhibit 10.6 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2016)

10.6	Note Purchase Agreement dated February 16, 2017 (incorporated by reference to Exhibit 10.7 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2016)

Exhibit Number	Description
10.7

Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated August 4, 2015 (incorporated by reference to Exhibit 10.4 to LTC Properties Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2015)

10.8

Amended and Restated Note Purchase and Private Shelf Agreement between LTC Properties, Inc. and AIG Asset Management (U.S.) LLC dated June 2, 2016 (incorporated by reference to Exhibit 10.1 to LTC Properties Inc.’s Current Report on Form 8-K dated June 1, 2016)

10.9

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.10

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Mizuho Securities USA Inc. (incorporated by reference to Exhibit 1.3 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.11

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Credit Agricole Securities (USA) Inc. (incorporated by reference to Exhibit 1.4 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.12

Equity Distribution Agreement, dated August 1, 2016, by and between LTC Properties, Inc. and Cantor Fitzgerald & Co (incorporated by reference to Exhibit 1.5 to LTC Properties Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated August 1, 2016)

10.13+

Employment Agreement of Wendy Simpson dated November 12, 2014 (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.14+

Employment Agreement of Pamela Kessler, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.2 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.15+

Employment Agreement of Clint Malin, effective as of November 12, 2014 (incorporated by reference to Exhibit 10.3 to LTC Properties, Inc.’s Current Report on Form 8‑K (File No. 1‑11314) dated November 12, 2014)

10.16+

Annual Cash Bonus Incentive Plan, effective as of October 27, 2014 (incorporated by reference to Exhibit 10.9 to LTC Properties, Inc.’s Annual Report on Form 10-K (File No. 1-11314) for the year ended December 31, 2014)

10.17	The 2015 Equity Participation Plan of LTC Properties, Inc. (incorporated by reference to Exhibit 4.3 to LTC Properties, Inc.’s Registration Statement on Form S-8 (File No. 333‑205115)
10.18

Form of Stock Option Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to LTC Properties, Inc.’s Annual Report on Form 10‑K (File No. 1‑11314) for the year ended December 31, 2015)

10.19

Form of Restricted Stock Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.21 to LTC Properties, Inc.’s Annual Report on Form 10‑K (File No. 1‑11314) for the year ended December 31, 2015)

10.20

Form of Performance Based Market Stock Unit Agreement under the 2015 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to LTC Properties Inc.’s Current Report on Form 8-K dated June 1, 2016)

10.21

Form of Indemnification Agreement dated as of July 30, 2009 between LTC Properties, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to LTC Properties, Inc.’s Quarterly Report on Form 10‑Q (File No. 1‑11314) for the quarter ended June 30, 2009)

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
101

The following materials from LTC Properties, Inc.’s Form Annual Report on 10‑K for the fiscal year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

+Management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTC PROPERTIES, INC. Registrant
Dated: March 1, 2018
	By:	/s/ Pamela J. Kessler PAMELA J. KESSLER Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wendy L. Simpson WENDY L. SIMPSON	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2018

/s/ Pamela J. Kessler PAMELA J. KESSLER	Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018

/s/ Boyd Hendrickson BOYD HENDRICKSON	Director	March 1, 2018

/s/ Devra G. Shapiro DEVRA G. SHAPIRO	Director	March 1, 2018

/s/ JAMES J. PIECZYNSKI JAMES J. PIECZYNSKI	Director	March 1, 2018

/s/ Timothy J. Triche TIMOTHY J. TRICHE	Director	March 1, 2018